Form 10-Q
period 1996-03-31
HEALTHCARE REALTY TRUST INC
filed 1996-05-13
CIK 899749

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---                THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1996

                                      OR


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---                THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

                       COMMISSION FILE NUMBER:  1-11852

                       --------------------------------

                      HEALTHCARE REALTY TRUST INCORPORATED
             (Exact name of Registrant as specified in its charter)


           MARYLAND                                             62 - 1507028
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              3310 WEST END AVENUE
                                   SUITE 400
                          NASHVILLE, TENNESSEE 37203
                   (Address of principal executive offices)

                                 (615) 269-8175
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X    No
                                      ---      ---

    As of May 1, 1996, 13,184,681 shares of the Registrant's Common Stock,
                      $.01 par value, were outstanding.


================================================================================

                            HEALTHCARE REALTY TRUST
                                  INCORPORATED

                                   FORM 10-Q

                                 MARCH 31, 1996

                               TABLE OF CONTENTS

Part I - Financial Information

         Item 1. Financial Statements                                                 Page
                 Condensed Consolidated Balance Sheets                                   1
                 Condensed Consolidated Statements of Income                             2
                 Condensed Consolidated Statements of Cash Flows                         3
                 Notes to Condensed Consolidated Financial Statements                    4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                              11

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                                       15

Signatures                                                                              16

Item 1.
                     HEALTHCARE REALTY TRUST INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                   (Unaudited)          (1)
ASSETS                                                                                            MAR. 31, 1996    DEC. 31, 1995
                                                                                                  -------------    -------------
Real estate properties:
    Land                                                                                          $ 41,435,193     $ 41,435,193
    Buildings and improvements                                                                     275,627,008      273,522,934
    Personal property                                                                                2,853,966        2,761,458
    Construction in progress                                                                        26,392,711       15,253,397
                                                                                                  ------------     ------------
                                                                                                   346,308,878      332,972,982
    Less accumulated depreciation                                                                  (16,551,942)     (14,492,646)
                                                                                                  ------------     ------------
          Total real estate properties, net                                                        329,756,936      318,480,336

Cash and cash equivalents                                                                              915,345        9,142,775

Restricted cash                                                                                        644,105          552,885

Receivables                                                                                          1,688,419        1,378,261

Deferred costs, net                                                                                  1,433,644        1,497,045

Other assets                                                                                         5,984,476        5,726,375
                                                                                                  ------------     ------------
Total assets                                                                                      $340,422,925     $336,777,677
                                                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Notes and bonds payable                                                                       $ 99,470,000     $ 92,970,000

    Security deposits payable                                                                        4,442,490        4,562,490

    Accounts payable and accrued liabilities                                                         2,798,665        4,214,599

    Deferred income                                                                                    545,417          582,795

    Commitments and contingencies                                                                            0                0
                                                                                                  ------------     ------------
Total liabilities                                                                                  107,256,572      102,329,884
                                                                                                  ------------     ------------
Stockholders' equity:
    Preferred stock, $.01 par value; 50,000,000 shares
          authorized; none outstanding                                                                       0                0
    Common stock, $.01 par value; 150,000,000 shares authorized; 13,184,68
          issued and outstanding at Mar. 31, 1996 and 12,976,796 at Dec. 31, 1995                      131,847          129,768

    Additional paid-in capital                                                                     248,113,201      243,418,805

    Deferred compensation                                                                           (5,019,954)        (478,288)

    Cumulative net income                                                                           42,681,421       37,923,238

    Cumulative dividends                                                                           (52,740,162)     (46,545,730)
                                                                                                  ------------     ------------
Total stockholders' equity                                                                         233,166,353      234,447,793
                                                                                                  ------------     ------------
Total liabilities and stockholders' equity                                                        $340,422,925     $336,777,677
                                                                                                  ============     ============

(1) The balance sheet at Dec. 31, 1995 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(The accompanying notes, together with the Notes to the Consolidated Financial
 Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.)

                     HEALTHCARE REALTY TRUST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (Unaudited)

                                                                                                 1996                   1995
                                                                                              ----------             ----------
REVENUES:
    Rental income                                                                            $ 8,584,100            $ 7,821,690
    Management fees                                                                              277,646                 58,331
    Interest and other income                                                                    121,161                 14,116
                                                                                             -----------            -----------
                                                                                               8,982,907              7,894,137
                                                                                             -----------            -----------

EXPENSES:
    General and administrative                                                                   514,409                523,556
    Interest                                                                                   1,560,608                997,752
    Depreciation                                                                               2,059,296              1,831,081
    Amortization                                                                                  90,411                 36,476
                                                                                             -----------            -----------
                                                                                               4,224,724              3,388,865
                                                                                             -----------            -----------

NET INCOME                                                                                   $ 4,758,183            $ 4,505,272
                                                                                             ===========            ===========
NET INCOME PER SHARE                                                                         $      0.36            $      0.35
                                                                                             ===========            ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                                           13,077,312             12,961,068
                                                                                             ===========            ===========



(The accompanying notes, together with the Notes to the Consolidated Financial
 Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.)

                      HEALTHCARE REALTY TRUST INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


                                                                                                 1996            1995
                                                                                              -----------     -----------
Cash flows from operating activities:
    Net income                                                                                $ 4,758,183     $ 4,505,272
          Adjustments to reconcile net income to cash provided by operating activities:
              Depreciation and amortization                                                     2,152,514       1,879,510
              Deferred compensation                                                                91,204               0
              Increase (decrease)  in deferred income                                             (37,378)        113,222
              Increase in receivables and other assets                                           (568,259)       (429,311)
              Increase (decrease) in accounts payable and accrued liabilities                  (1,415,934)        155,172
                                                                                              -----------     -----------
          Net cash provided by operating activities                                             4,980,330       6,223,865
                                                                                              ===========     ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of real estate properties                                                     (13,379,352)    (15,190,925)
    Acquisition of subsidiary                                                                           0        (380,000)
    Disbursement of security deposits                                                            (120,000)       (197,282)
                                                                                              -----------     -----------
          Net cash used in investing activities                                               (13,499,352     (15,768,207)
                                                                                              ===========     ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on long-term notes payable                                                       6,500,000      15,400,000
    Deferred financing and organization costs paid                                                (29,816)         (2,247)
    Increase in restricted cash                                                                   (91,220)        (91,005)
    Dividends paid                                                                             (6,122,702)     (5,831,837)
    Proceeds from issuance of common stock                                                         35,330         172,162
                                                                                              -----------     -----------
            Net cash provided by financing activities                                             291,592       9,647,073
                                                                                              ===========     ===========

INCREASE IN CASH AND CASH EQUIVALENTS                                                          (8,227,430)        102,731
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  9,142,775         496,852
                                                                                              -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $   915,345     $   599,583
                                                                                              ===========     ===========


(The accompanying notes, together with the Notes to the Consolidated Financial
 Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.)

                            HEALTHCARE REALTY TRUST
                                  INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                  (UNAUDITED)





NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Healthcare Realty Trust Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         The results of operations for the three-month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         Certain reclassifications have been made for the period January 1, 1995 through March 31, 1995 to conform to the 1996 presentation. These reclassifications had no effect on the results of operations as previously reported.

NOTE 2.  ORGANIZATION

         The Company was incorporated on May 13, 1992, in the state of Maryland. The Company completed an initial public offering of 6,000,000 shares of common stock and commenced operations on June 3, 1993, with the receipt of proceeds from the offering.

         The Company was organized to invest in healthcare-related properties located throughout the United States, including ancillary hospital facilities, medical office buildings, physician clinics, long-term care facilities, comprehensive ambulatory care centers, clinical laboratories and ambulatory surgery centers. In addition to acquisitions of existing facilities, the Company provides capital for the construction of new facilities and through its wholly-owned subsidiary, Healthcare Realty Management Incorporated, provides property management, leasing and build-to-suit development services. As of March 31, 1996, the Company had purchased, developed or had under development, 65 properties (the "Properties") for an aggregate investment of $346,308,878 located in 35 markets in 14 states, which are supported by 14 healthcare-related entities. The Properties include 34 ancillary hospital facilities, 3 medical office buildings, 7 physician clinics, 13 long-term care facilities, 3 comprehensive ambulatory care centers, 2 clinical laboratories, and 3 ambulatory surgery centers. See Schedule 1 following "Notes to Condensed Consolidated Financial Statements" for detailed information concerning the Properties.

NOTE 3.  FUNDS FROM OPERATIONS

         Funds from operations, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") 1995 White Paper, means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation from real estate assets.

         The Company considers funds from operations to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds from operations for the three months ended March 31, 1996 and 1995, were $6,735,694 ($0.52 per share) and $6,307,622
($0.49 per share), respectively.

         NAREIT encourages REITs to make reporting changes consistent with the 1995 NAREIT White Paper on Funds from Operations no later than fiscal year 1996. The Company's policy will be to report funds from operations for 1996 calculated on the NAREIT 1995 White Paper while providing supplemental information based upon previous methodology.

                                                         Three Months Ended                    Three Months Ended
                                                         ------------------                    ------------------
                                                            March 31, 1996                        March 31, 1995
                                                            --------------                        --------------
                                                      NAREIT                                                  Previous
                                                    White Paper         Previous           NAREIT            Methodology
                                                    As Reported        Methodology        White Paper        As Reported
                                                    -----------        -----------        -----------        -----------
NET INCOME                                           $4,758,183         $4,758,183        $4,505,272         $4,505,272

     NON-RECURRING ITEMS                                      0                  0                 0                  0

     GAIN OR LOSS ON DISPOSITIONS                             0                  0                 0                  0


     STRAIGHT LINE RENTS                                      0                  0                 0                  0

ADD:

     DEPRECIATION

       Real estate                                    1,977,511          1,977,511         1,802,350          1,802,350
       Office F,F&E                                           0             36,654                 0             12,408
       Leasehold improvements                                 0             33,701                 0             16,323
       Other non-revenue producing assets                     0             11,430                0                  0
                                                     ----------         ----------        ----------         ----------
                                                      1,977,511          2,059,296         1,802,350          1,831,081
                                                     ----------         ----------        ----------         ----------

     AMORTIZATION

       Acquired property contracts (1)                        0             72,024                 0             35,126
       Other non-revenue producing assets                     0             17,037                 0                  0
       Organization costs                                     0              1,350                 0              1,350
                                                     ----------         ----------        ----------         ----------
                                                              0             90,411                 0             36,476
                                                     ----------         ----------        ----------         ----------

     DEFERRED FINANCING COSTS (2)                             0             91,867                 0             47,082
                                                     ----------         ----------        ----------         ----------

     TOTAL ADJUSTMENTS                                1,977,511          2,241,574         1,802,350          1,914,639

FUNDS FROM OPERATIONS                                $6,735,694         $6,999,757        $6,307,622         $6,419,911
                                                     ==========         ==========        ==========         ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                  13,077,312         13,077,312        12,961,068         12,961,068
                                                     ==========         ==========        ==========         ==========

FUNDS FROM OPERATIONS PER SHARE                      $     0.52         $     0.54        $     0.49         $     0.50
                                                     ==========         ==========        ==========         ==========

   (1) Amortization of the acquisition cost of revenue producing property management and development contracts.

   (2) Amortization of deferred financing costs is reported as part of interest expense on the income statement.

NOTE 4.  NOTES PAYABLE

Senior Notes

         On September 18, 1995, the Company privately placed $90,000,000 of its unsecured Senior Notes (the "Senior Notes") with sixteen credit institutions. The Senior Notes bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. Beginning on September 1, 1998 and on each September 1 through 2002, the Company must amortize $18,000,000 of principal. The note agreements contain certain representations, warranties and financial and other covenants customary in such loan agreements.


Senior Unsecured Revolving Credit Facility

         The Company currently has a $75,000,000 Senior Unsecured Revolving Credit Facility (the "Senior Credit Facility") from four commercial banks. At the option of the Company, borrowings bear interest at: (1) one of the banks' prime rate, or (2) the LIBOR rate for one, two, three, or six month dollar deposits plus 1.25%. The Company pays a commitment fee of .25 of 1% per annum on the unused portion of funds available for borrowing under the Senior Credit Facility. The Senior Credit Facility expires on August 3, 1997, is unsecured, and contains certain representations, warranties and financial and other covenants customary in such loan agreements.

         A summary of notes payable at March 31, 1996 is as follows:

             Senior Notes                                           $90,000,000
             Senior Credit Facility                                   6,500,000
             Other                                                    2,970,000
                                                                    -----------
                  Total                                             $99,470,000
                                                                    ===========


NOTE 5. ACQUISITIONS

         Effective January 1, 1995, the Company through its wholly-owned subsidiary, Healthcare Realty Management Incorporated, purchased substantially all of the assets of and assumed certain liabilities of Starr Sanders Johnson, Inc., a provider of property management and development services to healthcare companies, for approximately $3,800,000. The purchase price, which consisted of $650,000 cash and 156,239 shares of the Company's common stock (valued at approximately $3,150,000), includes 99,507 shares of common stock that are being held in escrow and a $270,000 cash holdback, pending the final determination of certain purchase contingencies.

NOTE 6.  DEFERRED COMPENSATION

         Effective January 23, 1996, 141,666 restricted shares of the Company's common stock previously reserved were released to certain officers of the Company upon the achievement of the Company's performance based criteria in accordance with the terms of the First Implementation of the Company's 1993 Employees Stock Incentive Plan (the "Employees Plan"). These restricted shares require continued employment prior to vesting. Effective January 23, 1996, 262,530 options to purchase the Company's common stock were canceled and 61,181 restricted shares of the Company's common stock were released to non-employee directors and certain officers of the Company in accordance with the 1993 Outside Directors Stock Incentive Plan and the Employees Plan. These restricted shares require continued service to the Company prior to vesting.


NOTE 7.  COMMITMENTS

         As of March 31, 1996, the Company had a net investment of $26,392,711 for eight build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of $39,710,827.

         As of March 31, 1996, the Company, in the normal course of business, had entered into a contract to acquire a comprehensive ambulatory care center in Venice, Florida for approximately $6,750,000. The company also had entered into a definitive agreement to purchase an ancillary hospital facility in Fountain Valley, California for approximately $15,000,000. The facility, currently under construction and financed by a commercial bank, will be purchased upon completion.

                           HEALTHCARE REALTY TRUST
                                 INCORPORATED
    SCHEDULE 1 - REAL ESTATE AND ACCUMULATED DEPRECIATION AT MARCH 31, 1996

                                                                       LAND                     BUILDINGS & IMPROVEMENTS & CIP
                                                        ---------------------------------- ----------------------------------------
                                                                       COSTS                   INITIAL       COSTS
                                                                    CAPITALIZED              INVESTMENT    CAPITALIZED
                                              FACILITY    INITIAL  SUBSEQUENT TO             (INCLUDING   SUBSEQUENT TO
       FACILITY TYPE/NAME                     LOCATION  INVESTMENT  ACQUISITION    TOTAL         CIP)      ACQUISITION     TOTAL
- - --------------------------------------------- --------- ---------- ----------------------- -------------- -------------- ----------
ANCILLARY HOSPITAL FACILITIES
  1 Orange Grove Medical Clinic                  AZ     $  308,070    $    0    $  308,070  $ 4,965,923    $       0    $  4,965,923
  2 Eaton Canyon Medical Building                CA      1,337,483         0     1,337,483    3,106,587            0       3,106,587
  3 Fountain Valley - AHF 1                      CA      2,218,847         0     2,218,847    3,297,543            0       3,297,543
  4 Fountain Valley - AHF 2                      CA      2,059,953         0     2,059,953    3,047,816            0       3,047,816
  5 Fountain Valley - AHF 3                      CA      3,149,515         0     3,149,515    5,635,848            0       5,635,848
  6 Fountain Valley - AHF 4                      CA      3,160,865         0     3,160,865    5,828,809            0       5,828,809
  7 Valley Presbyterian (15211)                  CA      1,720,127         0     1,720,127    5,797,840            0       5,797,840
  8 Valley Presbyterian (6840-50)                CA      1,522,222         0     1,522,222    3,787,288            0       3,787,288
  9 Coral Gables Medical Plaza                   FL        532,112         0       532,112   10,676,167            0      10,676,167
 10 Deering Medical Plaza                        FL              0         0             0    5,072,041            0       5,072,041
 11 East Pointe Medical Plaza                    FL         45,216         0        45,216    4,936,632            0       4,936,632
 12 Gulf Coast Medical Centre                    FL              0         0             0    4,687,897            0       4,687,897
 13 Palms of Pasadena Medical Plaza              FL              0         0             0    4,423,115      760,481       5,183,596
 14 Southwest Medical Centre Plaza               FL              0         0             0    8,042,863            0       8,042,863
 15 Southwest Medical Centre Plaza II            FL              0         0             0    1,620,558            0       1,620,558
 16 Candler Parking Garage                       GA              0         0             0    4,169,090            0       4,169,090
 17 Candler Professional Office Building         GA              0         0             0    7,177,853            0       7,177,853
 18 Candler Regional Heart Center                GA              0         0             0    7,774,096            0       7,774,096
 19 North Fulton Medical Arts Plaza              GA        696,248         0       696,248    4,814,870      189,973       5,004,843
 20 Northwest Medical Center                     GA      1,268,962         0     1,268,962    8,492,284      449,527       8,941,811
 21 Overland Park Regional Medical Center (4)    KS              0         0             0    4,353,487            0       4,353,487
 22 Hendersonville Medical Office Building       TN        395,056         0       395,056    2,643,834      100,000       2,743,834
 23 Bayshore Doctors Center                      TX        125,471         0       125,471    1,767,799            0       1,767,799
 24 Lake Pointe Medical Plaza                    TX        217,941         0       217,941    1,507,165            0       1,507,165
 25 Oregon Medical Building                      TX        999,193         0       999,193   17,445,917            0      17,445,917
 26 Rosewood Professional Building               TX        682,867         0       682,867    4,569,953            0       4,569,953
 27 Southwest General Birthing Center            TX        124,000         0       124,000    2,982,549            0       2,982,549
 28 Spring Branch Professional Building          TX      3,833,076         0     3,833,076   10,295,139            0      10,295,139
 29 Trinity Valley Birthing Center               TX         73,147         0        73,147    3,315,284            0       3,315,284
 30 Twelve Oaks Medical Plaza                    TX        389,107         0       389,107    2,690,851      670,627       3,361,478
 31 Chippenham Medical Offices                   VA              0         0             0    3,771,667            0       3,771,667
 32 Chippenham Medical Offices                   VA        874,497         0       874,497    3,718,966            0       3,718,966
 33 Johnston-Willis Medical Offices              VA      1,912,645         0     1,912,645    6,860,933            0       6,860,933
 34 Johnston-Willis Medical Offices              VA              0         0             0    4,729,002    1,126,713       5,855,715
                                                        ----------    ------    ----------  -----------    ---------     -----------
                                                        27,646,620         0    27,646,620  178,007,665    3,297,321     181,304,986
                                                        ----------    ------    ----------  -----------    ---------     -----------

AMBULATORY SURGERY CENTERS
 35 Bakersfield Surgery Center                   CA        209,246         0       209,246      828,613            0         828,613
 36 Valley View Surgery Center                   NV        940,000         0       940,000    2,860,571            0       2,860,571
 37 Physicians Daysurgery Center                 TX        509,891         0       509,891    1,514,376            0       1,514,376
                                                        ----------    ------    ----------  -----------    ---------     -----------
                                                         1,659,137         0     1,659,137    5,203,560            0       5,203,560
                                                        ----------    ------    ----------  -----------    ---------     -----------

COMPREHENSIVE AMBULATORY CARE CENTERS
 38 Five Points Medical Building (4)             FL              0         0             0    4,676,490            0       4,676,490
 39 Huebner Medical Center                       TX        601,475         0       601,475   11,067,141      200,000      11,267,141
 40 Huebner Medical Center II                    TX      1,041,298         0     1,041,298    7,647,057            0       7,647,057
                                                        ----------    ------    ----------  -----------    ---------     -----------
                                                         1,642,773         0     1,642,773   23,390,687      200,000      23,590,687
                                                        ----------    ------    ----------  -----------    ---------     -----------

CLINICAL LABORATIES
 41 Midtown Medical Center                       AL        180,633         0       180,633    8,601,151            0       8,601,151
 42 Puckett Laboratory                           MS        537,660         0       537,660    3,718,165            0       3,718,165
                                                        ----------    ------    ----------  -----------    ---------     -----------
                                                           718,293         0       718,293   12,319,316            0      12,319,316
                                                        ----------    ------    ----------  -----------    ---------     -----------

                                                                           (1) (2)
                                                 PERSONAL      (2)       ACCUMULATED                    DATE          DATE OF
    FACILITY TYPE/NAME                           PROPERTY     TOTAL      DEPRECIATION  ENCUMBRANCES   ACQUIRED      CONSTRUCTION
- - ----------------------------------------------- ---------- ------------ -------------- ------------- ----------- ------------------
ANCILLARY HOSPITAL FACILITIES
  1 Orange Grove Medical Clinic                  $     0   $ 5,273,993     $ 440,167     $       0      1993            1988
  2 Eaton Canyon Medical Building                      0     4,444,070        89,613             0      1995            1984
  3 Fountain Valley - AHF 1                            0     5,516,390       137,413             0      1994            1973
  4 Fountain Valley - AHF 2                            0     5,107,769       127,006             0      1994            1975
  5 Fountain Valley - AHF 3                            0     8,785,363       234,853             0      1994            1981
  6 Fountain Valley - AHF 4                            0     8,989,674       242,894             0      1994            1984
  7 Valley Presbyterian (15211)                   20,237     7,538,204       521,858     1,000,000 (3)  1993            1981
  8 Valley Presbyterian (6840-50)                 18,267     5,327,777       342,873             0      1993     1961, 1968, 1984-85
  9 Coral Gables Medical Plaza                         0    11,208,279       558,911             0      1994            1991
 10 Deering Medical Plaza                              0     5,072,041       222,162             0      1994            1994
 11 East Pointe Medical Plaza                          0     4,981,848       174,072             0      1994            1994
 12 Gulf Coast Medical Centre                          0     4,687,897       160,417             0      1994            1994
 13 Palms of Pasadena Medical Plaza                    0     5,183,596       176,668             0      1994            1994
 14 Southwest Medical Centre Plaza                     0     8,042,863       300,762             0      1994            1994
 15 Southwest Medical Centre Plaza II                  0     1,620,558        43,284             0      1995            1977
 16 Candler Parking Garage                             0     4,169,090        58,350             0      1994            1995
 17 Candler Professional Office Building               0     7,177,853       314,399     1,000,000 (3)  1994            1981
 18 Candler Regional Heart Center                      0     7,774,096        90,676             0      1995            1995
 19 North Fulton Medical Arts Plaza               38,409     5,739,500       304,138             0      1993            1983
 20 Northwest Medical Center                           0    10,210,773       436,708             0      1994            1975
 21 Overland Park Regional Medical Center (4)          0     4,353,487             0             0      1995      Under construction
 22 Hendersonville Medical Office Building             0     3,138,890       130,953             0      1994            1991
 23 Bayshore Doctors Center                       12,547     1,905,817       161,623             0      1993            1989
 24 Lake Pointe Medical Plaza                     12,023     1,737,129        93,284             0      1993            1988
 25 Oregon Medical Building                       39,968    18,485,078     1,562,067             0      1993            1992
 26 Rosewood Professional Building                     0     5,252,820       219,729             0      1994            1982
 27 Southwest General Birthing Center                  0     3,106,549       123,033             0      1993            1994
 28 Spring Branch Professional Building          173,532    14,301,747       980,700             0      1993            1985
 29 Trinity Valley Birthing Center                     0     3,388,431        57,668             0      1994            1995
 30 Twelve Oaks Medical Plaza                     21,465     3,772,050       188,784             0      1993         1968, 1994
 31 Chippenham Medical Offices                         0     3,771,667       164,058             0      1994           1972-80
 32 Chippenham Medical Offices                         0     4,593,463       164,057             0      1994            1994
 33 Johnston-Willis Medical Offices                    0     8,773,578       276,313     2,970,000      1994        1980, 1987-88
 34 Johnston-Willis Medical Offices                    0     5,855,715       268,781             0      1994          1993, 1994
                                                 -------   -----------     ---------     ---------
                                                 336,448   209,288,054     9,368,271     4,970,000
                                                 -------   -----------     ---------     ---------

AMBULATORY SURGERY CENTERS
 35 Bakersfield Surgery Center                     8,370     1,046,229        76,735             0      1993            1985
 36 Valley View Surgery Center                         0     3,800,571       125,297             0      1994            1994
 37 Physicians Daysurgery Center                  15,296     2,039,563       140,241             0      1993            1985
                                                 -------   -----------     ---------     ---------
                                                  23,666     6,886,363       342,273             0
                                                 -------   -----------     ---------     ---------

COMPREHENSIVE AMBULATORY CARE CENTERS
 38 Five Points Medical Building (4)                   0     4,676,490             0             0      1995      Under construction
 39 Huebner Medical Center                        60,148    11,928,764     1,008,657             0      1993            1991
 40 Huebner Medical Center II                          0     8,688,355       136,501             0      1994            1995
                                                 -------   -----------     ---------     ---------
                                                  60,148    25,293,608     1,145,158             0
                                                 -------   -----------     ---------     ---------

CLINICAL LABORATORIES
 41 Midtown Medical Center                         8,028     8,789,812       765,539             0      1993          1906, 1986
 42 Puckett Laboratory                            29,660     4,285,485       244,805             0      1993          1986, 1991
                                                 -------   -----------     ---------     ---------
                                                  37,688    13,075,297     1,010,344             0
                                                 -------   -----------     ---------     ---------

                            HEALTHCARE REALTY TRUST
                                 INCORPORATED
    SCHEDULE 1 - REAL ESTATE AND ACCUMULATED DEPRECIATION AT MARCH 31, 1996

                                                                       LAND                     BUILDINGS & IMPROVEMENTS & CIP
                                                        ---------------------------------- ----------------------------------------
                                                                       COSTS                   INITIAL       COSTS
                                                                    CAPITALIZED              INVESTMENT    CAPITALIZED
                                              FACILITY    INITIAL  SUBSEQUENT TO             (INCLUDING   SUBSEQUENT TO
       FACILITY TYPE/NAME                     LOCATION  INVESTMENT  ACQUISITION    TOTAL         CIP)      ACQUISITION     TOTAL
- - --------------------------------------------- --------- ---------- ----------------------- -------------- -------------- ----------
LONG-TERM CARE FACILITIES
 43 Fountain Valley - Living Care Center         CA       1,361,952         0     1,361,952   11,325,746           0     11,325,746
 44 Life Care Center of Aurora                   CO       1,651,477         0     1,651,477    4,579,039           0      4,579,039
 45 Life Care Center of Orange Park (4)          FL               0         0             0    6,894,909           0      6,894,909
 46 Life Care Center of Wichita (4)              KS               0         0             0    2,156,114           0      2,156,114
 47 Life Care Center of Westminster (4)          CO               0         0             0      635,923           0        635,923
 48 New Harmonie Healthcare Center               IN          96,059         0        96,059    3,511,750           0      3,511,750
 49 Fenton Extended Care Center                  MI          40,463         0        40,463    3,467,687           0      3,467,687
 50 Meadows Nursing Center                       MI           6,984         0         6,984    3,241,787           0      3,241,787
 51 Ovid Convalescent Manor                      MI          62,326         0        62,326    1,547,461           0      1,547,461
 52 Wayne Convalescent Center                    MI          52,468         0        52,468      963,337           0        963,337
 53 Westgate Manor Nursing Home                  MI          30,855         0        30,855    1,633,307           0      1,633,307
 54 Life Care Center of Houston (4)              TX               0         0             0    2,655,521           0      2,655,521
 55 Life Care Center of Forth Worth (4)          TX               0         0             0    4,660,154           0      4,660,154
                                                        -----------  --------   ----------- ------------   ---------   ------------
                                                          3,302,584         0     3,302,584   47,272,736           0     47,272,736
                                                        -----------  --------   ----------- ------------   ---------   ------------

MEDICAL OFFICE BUILDINGS
 56 Rowlett Medical Plaza                        TX         166,123         0       166,123    1,774,431           0      1,774,431
 57 New River Valley Med. Arts Building          VA          43,126         0        43,126      839,285           0        839,285
 58 Valley Medical Center                        VA          64,347         0        64,347      867,590           0        867,590
                                                        -----------  --------   ----------- ------------   ---------   ------------
                                                            273,596         0       273,596    3,481,306           0      3,481,306
                                                        -----------  --------   ----------- ------------   ---------   ------------

PHYSICIAN CLINICS
 59 Doctors# Clinic                              FL       2,183,572         0     2,183,572    8,070,828           0      8,070,828
 60 Medical & Surgical Institute of
       Ft. Lauderdale                            FL         906,829         0       906,829    3,573,475     717,332      4,290,807
 61 Southwest Florida Orthopedic Center          FL         468,544         0       468,544    3,135,642           0      3,135,642
 62 Woodstock Clinic                             GA         586,435         0       586,435    2,087,444           0      2,087,444
 63 Durham Medical Center                        TX         992,738         0       992,738    6,865,237     288,566      7,153,803
 64 Valley Diagnostic Medical and
       Surgical Clinic                           TX         502,919   158,368       661,287    3,776,918           0      3,776,918
 65 Clinica Latina                               CA         392,785         0       392,785      331,685           0        331,685
                                                        -----------  --------   ----------- ------------   ---------   ------------
                                                          6,033,822   158,368     6,192,190   27,841,230   1,005,898     28,847,127
                                                        -----------  --------   ----------- ------------   ---------   ------------

          Total Real Estate                             $41,276,825  $158,368   $41,435,193 $297,516,500  $4,503,219   $302,019,719

          Corporate Property                                      0         0             0            0           0              0

          Total Property                                $41,276,825  $158,368   $41,435,193 $297,516,500  $4,503,219   $302,019,719
                                                        ===========  ========   =========== ============   =========   ============


                                                                           (1) (2)
                                                 PERSONAL      (2)       ACCUMULATED                    DATE          DATE OF
    FACILITY TYPE/NAME                           PROPERTY     TOTAL      DEPRECIATION  ENCUMBRANCES   ACQUIRED      CONSTRUCTION
- - ----------------------------------------------- ---------- ------------ -------------- ------------- ----------- ------------------
Long-Term Care Facilities
 43 Fountain Valley - Living Care Center               0     12,687,698        471,958           0      1994            1989
 44 Life Care Center of Aurora                         0      6,230,516        190,814           0      1994            1994
 45 Life Care Center of Orange Park (4)                0      6,894,909              0           0      1995     Under construction
 46 Life Care Center of Wichita (4)                    0      2,156,114              0           0      1996     Under construction
 47 Life Care Center of Westminster (4)                0        635,923              0           0      1996     Under construction
 48 New Harmonie Healthcare Center                32,331      3,640,140        323,976           0      1993            1987
 49 Fenton Extended Care Center                   32,345      3,540,495        320,084           0      1993            1968
 50 Meadows Nursing Center                        35,415      3,284,186        301,259           0      1993          1971, 1977
 51 Ovid Convalescent Manor                       48,791      1,658,578        124,415           0      1993            1968
 52 Wayne Convalescent Center                     33,548      1,049,353         98,570           0      1993            1967
 53 Westgate Manor Nursing Home                   32,887      1,697,049        157,694           0      1993         1964, 1974
 54 Life Care Center of Houston (4)                    0      2,655,521              0           0      1995      Under construction
 55 Life Care Center of Forth Worth (4)                0      4,660,154              0           0      1995      Under construction
                                              ----------   ------------    -----------  ----------
                                                 215,317     50,790,637      1,988,771           0
                                              ----------   ------------    -----------  ----------

Medical Office Buildings
 56 Rowlett Medical Plaza                              0      1,940,554         75,435           0      1994            1994
 57 New River Valley Med. Arts Building           43,611        926,022         91,528           0      1993            1988
 58 Valley Medical Center                         83,179      1,015,116        109,584           0      1993            1989
                                              ----------   ------------    -----------  ----------
                                                 126,790      3,881,692        276,548           0
                                              ----------   ------------    -----------  ----------

Physician Clinics
 59 Doctors# Clinic                               50,781     10,305,181        735,331           0      1993         1969, 1973
 60 Medical & Surgical Institute of
      Ft. Lauderdale                                   0      5,197,636        176,415           0      1994            1991
 61 Southwest Florida Orthopedic Center                0      3,604,186        150,766           0      1994            1984
 62 Woodstock Clinic                                   0      2,673,879        109,280           0      1994            1991
 63 Durham Medical Center                        364,987      8,511,528        507,997           0      1993            1993
 64 Valley Diagnostic Medical and
      Surgical Clinic                             20,118      4,458,323        342,682           0      1993            1982
 65 Clinica Latina                                     0        724,470          7,442           0      1995            1991
                                              ----------   ------------    -----------  ----------
                                                 435,886     35,475,203      2,029,913           0
                                              ----------   ------------    -----------  ----------

          Total Real Estate                   $1,235,943   $344,690,854    $16,161,278  $4,970,000

          Corporate Property                   1,618,024      1,618,024        390,664           0

          Total Property                      $2,853,966   $346,308,878    $16,551,942  $4,970,000
                                              ==========   ============    ===========  ==========


(1) Depreciation is provided on buildings and improvements over 31.5 or 39.0 years and personal property over 3.0, 5.0 or 7.0 years.

(2) Reconciliations of Total Property and Accumulated Depreciation for the quarter ended March 31, 1996:

                                                      Quarter Ended 3/31/96
                                                 -------------------------------
                                                                    Accumulated
                                                 Total Property     Depreciation
                                                 --------------     ------------
Beginning Balance                                 $332,972,982      $14,492,646
Retirements/Dispositions                                     0                0
Additions during the period:
      Acquisitions/Improvements                      1,231,930        1,977,510
      Corporate Property                               964,652           81,786
      Construction in Progress                      11,139,314                0
                                                  -----------------------------
Balance at March 31, 1996                         $346,308,878      $16,551,942
                                                  =============================

(3) The $1,000,000 encumbrances are to protect the lessee's interest in their security deposit.

(4) Lessee development at March 31, 1996.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OPERATING RESULTS

First Quarter 1996 Compared to First Quarter 1995

         Total revenues for the quarter ended March 31, 1996 were $8,982,907 compared to $7,894,137 for the quarter ended March 31, 1995, which is an increase of $1,088,770, or 14%. The increase is primarily due to base rent derived from approximately $24,000,000 of property acquisitions and properties reclassified from construction in progress subsequent to March 31, 1995. In addition, revenues during the quarter ended March 31, 1996 reflect an increase of $219,315, or 376% of property management fees (see Note 5). At March 31, 1996, the Company managed 40 properties compared to five properties at March 31, 1995. Interest and other income for the quarter ended March 31, 1996 were $121,161 compared to $14,116 for the quarter ended March 31, 1995 primarily due to an increase in third party development fees.

         Total expenses for the quarter ended March 31, 1996 were $4,224,724 compared to $3,388,865 for the quarter ended March 31, 1995, which is an increase of $835,859, or 25%. Depreciation expense increased $228,215 due to the acquisition of additional properties and the completion of properties under construction which were discussed in the preceding paragraph. There was no significant change in general and administrative expenses. Interest expense increased from $997,752 during the first quarter of 1995 to $1,560,608 during the first quarter of 1996. As previously discussed in the notes to the financial statements, on September 18, 1995, the Company privately placed $90,000,000 of its unsecured 7.41% Senior Notes with sixteen credit institutions. During the first quarter of 1995, the Company had an average outstanding debt balance of $48,100,000 in comparison to an average outstanding balance of $96,200,000 during the first quarter of 1996. Amortization increased from $36,476 during the first quarter of 1995 to $90,411 during the first quarter of 1996 due to an increase in amortization of revenue producing management and development contracts acquired in the Starr Sanders Johnson, Inc. acquisition (see Note 5).

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had purchased, developed or had under development, 65 properties (the "Properties") for an aggregate investment of $346,308,878 located in 35 markets in 14 states, which are supported by to 14 healthcare-related entities. The Properties include 34 ancillary hospital facilities, 3 medical office buildings, 7 physician clinics, 13 long-term care facilities, 3 comprehensive ambulatory care centers, 2 clinical laboratories, and 3 ambulatory surgery centers. See Schedule 1 following "Notes to Condensed Consolidated Financial Statements" for detailed information concerning the Properties. The Company has financed its acquisitions to date through the sale or exchange of common stock, long-term indebtness, borrowings under its credit facilities, and the assumption of bonds.

         On September 18, 1995, the Company privately placed $90,000,000 of its Senior Notes. The Senior Notes bear interest at 7.41% and mature on September 1, 2002 (see Note 4). During the quarter ended March 31, 1996, the remaining $9.1 million of proceeds from the Senior Notes was disbursed by the Company.

         The Company currently has a $75,000,000 Senior Credit Facility from four commercial banks that expires in August 1997 (see Note 4). At March 31, 1996, $6,500,000 was outstanding under the Senior Credit Facility, which results in a remaining borrowing capacity of $68,500,000.

         At March 31, 1996, $2,970,000 of serial and term bonds were outstanding.

         At March 31, 1996, the Company had stockholders' equity of $233,166,353. The debt to total capitalization ratio was approximately 0.30 to
1.00 at March 31, 1996.

         During the quarter ended March 31, 1996:

         The Company provided the initial funding for two 57,035 square foot long-term care, build-to-suit developments in Wichita, Kansas and Westminister, Colorado which have a total commitment of $7,294,000 and $7,460,000, respectively. These properties were funded from Company operations and proceeds borrowed under the Senior Credit Facility.

         In total, the Company funded $13,379,352 for construction in progress and capital additions. The sources of these funds were cash provided by Company operations and borrowings under the Senior Credit Facility, and remaining proceeds of the Senior Notes.


         On February 15, 1996, the Company paid a dividend of $0.47 per share to the holders of its common stock as of the close of business on February 2, 1996. This dividend related to the period from October 1, 1995 through December 31, 1995.

         In April 1996, the Company announced payment of a dividend of $0.475 per share to the holders of common shares on May 2, 1996. The dividend will be paid on May 15, 1996. The dividend relates to the period January 1, 1996 through March 31, 1996. The Company presently plans to continue to pay its quarterly dividends, with increases consistent with its current practice. In the event that the Company cannot make additional investments in 1996 because of an inability to obtain new capital by issuing equity and debt securities, the Company will continue to be able to pay its dividends in a manner consistent with its current practice. No assurance can be made as to the effect upon the Company's ability to increase its quarterly dividends during periods subsequent to 1996, should access to new capital not be available to the Company.

         As of March 31, 1996, the Company had a net investment of $26,392,711 for eight build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of $39,710,827. These commitments will be funded from Company operations and proceeds borrowed under the Senior Credit Facility which had a remaining borrowing capacity of $68,500,000 at March 31, 1996.

         As of March 31, 1996, the Company, in the normal course of business, had entered into a contract to acquire a comprehensive ambulatory care center in Venice, Florida for approximately $6,750,000. The company also had entered into a definitive agreement to purchase an ancillary hospital facility in Fountain Valley, California for approximately $15,000,000. The facility, currently under construction and financed by a commercial bank, will be purchased upon completion. The Company will either assume the existing debt or fund the acquisition from proceeds borrowed under the Senior Credit Facility.

         During 1995, the Company filed a shelf registration statement pertaining to $250,000,000 of equity securities, debt securities, and warrants. Such registration statement has been declared effective by the Securities and Exchange Commission. The Company intends to offer securities under such registration statement from time to time to finance future acquisitions and build-to-suit developments as they occur. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions. Although management believes that the Company will be able to obtain additional financing or capital on terms acceptable to the Company in sufficient amounts to meet its liquidity needs, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company.

         Under the terms of the leases and other financial support agreements relating to the properties, tenants or healthcare providers are generally responsible for operating expenses and taxes relating to the properties. As a result of these arrangements, the Company does not believe that it will be responsible for any major expenses in connection with the properties during the respective terms of the agreements. The Company anticipates entering into similar arrangements with respect to any additional properties it acquires. After the term of the lease or financial support agreement, or in the event the financial obligations required by the agreement are not met, the Company anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company's cash available for distribution and liquidity may be adversely affected.

         The Company's future results of operations will be influenced by the terms of any subsequent investments the Company may make, as well as its ability to generate revenues from the management and development services performed by Healthcare Realty Management. There can be no assurance that the Company will be able to purchase or develop additional properties or to lease to others on suitable terms or to successfully market that services offered by Healthcare Realty Management.

         Management believes that inflation should not have a materially adverse effect on the Company. The majority of the leases contain some provision for additional rent payments based on increases in various economic measures. These additional rent payments have not been significant to date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         11.1    Statement re:  Computation of Per-Share Earnings

         27      Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three months ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HEALTHCARE REALTY TRUST INCORPORATED


                         By:  /s/ Timothy G. Wallace
                              --------------------------------------------------
                              Timothy G. Wallace
                              Vice President Finance and Chief Financial Officer





Date:  May 10, 1996

                                 EXHIBIT INDEX



Exhibit
Number           Description of Exhibits
- - -------          -----------------------
11.1             Statement re:  Computation of Per-Share Earnings


27               Financial Data Schedule (for SEC use only)