Form 10-Q
period 1996-06-30
HEALTHCARE REALTY TRUST INC
filed 1996-08-16
CIK 899749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     ----
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 1-11852
                         -------------------------------

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

   As of August 1, 1996, 13,194,830 shares of the Registrant's
         Common Stock, $.01 par value, were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

                                    FORM 10-Q

                                  June 30, 1996

                                TABLE OF CONTENTS


Part I - Financial Information


    Item 1. Financial Statements                                           Page
            Condensed Consolidated Balance Sheets                             3
            Condensed Consolidated Statements of Income                       4
            Condensed Consolidated Statements of Cash Flows                   6
            Notes to Condensed Consolidated Financial Statements              7

    Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  13

Part II - Other Information

         Item 4. Submission of Matters to a Vote of Security Holders         15

         Item 5. Other Information                                           16

Signature                                                                    18

Exhibits and Reports on Form 8-K                                             20

Item 1.
                      Healthcare Realty Trust Incorporated
                      Condensed Consolidated Balance Sheets

                                              (Unaudited)                (1)
ASSETS                                      June 30, 1996          Dec. 31, 1995
                                            -------------          -------------


Real estate properties:
  Land                                        $41,435,193            $41,435,193
  Buildings and improvements                  276,442,679            273,522,934
  Personal property                             2,970,685              2,761,458
  Construction in progress                     36,844,345             15,253,397
                                               ----------             ----------

                                              357,692,902            332,972,982
  Less accumulated depreciation              (18,619,077)           (14,492,646)
                                             -----------            -----------

    Total real estate properties, net         339,073,825            318,480,336

Cash and cash equivalents                       1,383,947              9,142,775

Restricted cash                                   506,692                552,885

Receivables                                     2,331,995              1,378,261

Deferred costs, net                             1,339,129              1,497,045

Other assets                                    6,997,092              5,726,375
                                                ---------              ---------



Total assets                                 $351,632,680           $336,777,677
                                             ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes and bonds payable                    $110,055,000            $92,970,000

  Security deposits payable                     4,172,490              4,562,490

  Accounts payable and accrued liabilities      4,604,255              4,214,599

  Deferred income                                 553,592                582,795

  Commitments and contingencies                         0                      0
                                                        -                      -

 Total liabilities                            119,385,337            102,329,884
                                              -----------            -----------

Stockholders' equity:
 Preferred stock, $.01 par value;
   50,000,000 shares authorized; none
   outstanding                                          0                      0
 Common stock, $.01 par value;
   150,000,000 shares authorized;
   13,194,830  issued and outstanding at
   June 30, 1996 and  12,976,796 at
   Dec. 31, 1995                                  131,948                129,768

 Additional paid-in capital                   248,317,999            243,418,805

 Deferred compensation                        (4,830,993)              (478,288)

 Cumulative net income                         47,633,889             37,923,238

 Cumulative dividends                        (59,005,500)           (46,545,730)
                                             -----------            -----------

Total stockholders' equity                    232,247,343            234,447,793
                                              -----------            -----------


Total liabilities and stockholders' equity   $351,632,680           $336,777,677
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

                      Healthcare Realty Trust Incorporated
                   Condensed Consolidated Statements of Income
                For the Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                     1996                1995
                                                     ----                ----


REVENUES:
      Rental income                               $8,672,465          $7,885,007
      Management fees                                323,169              71,261
      Interest and other income                      139,904              21,843
                                                     -------              ------

                                                   9,135,538           7,978,111
                                                   ---------           ---------


EXPENSES:
      General and administrative                     525,383             475,467
      Interest                                     1,510,061           1,068,165
      Depreciation                                 2,067,135           1,874,228
      Amortization                                    80,491              40,951
                                                      ------              ------

                                                   4,183,070           3,458,811
                                                   ---------           ---------

NET INCOME                                        $4,952,468          $4,519,300
                                                  ==========          ==========

NET INCOME PER SHARE                                   $0.38               $0.35
                                                       =====               =====

WEIGHTED AVERAGE SHARES OUTSTAN                   13,190,730          12,964,598
                                                  ==========          ==========


 (The accompanying notes, together with the Notes to the Consolidated
  Financial Statements included in the Company's Annual Report on
  Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.)

                      Healthcare Realty Trust Incorporated
                   Condensed Consolidated Statements of Income
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                    1996                1995
                                               ------------        ------------
REVENUES:
      Rental income                             $17,256,566         $15,706,699
      Management fees                               600,816             129,592
      Interest and other income                     261,067              35,955
                                                    -------              ------

                                                 18,118,449          15,872,246


EXPENSES:
      General and administrative                  1,039,792             999,023
      Interest                                    3,070,674           2,065,919
      Depreciation                                4,126,430           3,705,309
      Amortization                                  170,902              77,423
                                                    -------              ------

                                                  8,407,798           6,847,674
                                                  ---------           ---------

NET INCOME                                       $9,710,651          $9,024,572
                                                 ==========          ==========


NET INCOME PER SHARE                                  $0.74               $0.70
                                                      =====               =====


WEIGHTED AVERAGE SHARES OUTSTANDING              13,134,021          12,962,843
                                                 ==========          ==========

 (The accompanying notes, together with the Notes to the Consolidated
  Financial Statements included in the Company's Annual Report on
  Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.)

                      Healthcare Realty Trust Incorporated
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                   1996                1995
                                               ------------        ------------
Cash flows from operating activities:
  Net income                                     $9,710,651          $9,024,572
   Adjustments to reconcile net income to cash
     provided by operating activities:
           Depreciation and amortization          4,314,165           3,802,170
           Deferred compensation                    227,290                   0
           Increase (decrease) in deferred income  (29,203)             151,534
           Increase in receivables and other
             assets                                 24,451)           (798,426)
           Increase in accounts payable and
             accrued liabilities                    389,656             135,342
                                                    -------             -------

      Net cash provided by operating
        activities                               12,388,108          12,315,192
                                                 ==========          ==========

Cash flows from investing activities:
      Acquisition of real estate
        properties                             (24,710,502)        (26,155,765)
      Acquisition of subsidiary                           0           (380,000)
      Disbursement of security deposits           (390,000)           (197,282)
                                                  ========            ========

        Net cash used in investing activities   25,100,502)        (26,733,047)
                                                ==========         ===========


Cash flows from financing activities:
      Borrowings on long-term notes payable      17,200,000          26,500,000
      Repayments on long-term notes payable       (115,000)           (105,000)
      Deferred financing and organization
        costs paid                                 (29,816)             (2,247)
      Decrease in restricted cash                    46,193              40,471
      Dividends paid                           (12,311,298)        (11,729,805)
      Proceeds from issuance of common stock        163,487             251,287
                                                    =======             =======

         Net cash provided by financing
           activities                             4,953,566          14,954,706
                                                  =========          ==========


Increase (decrease) in cash and cash
  equivalents                                   (7,758,828)             536,851
Cash and cash equivalents, beginning
   of period                                      9,142,775             496,852
                                                  =========             =======

Cash and cash equivalents, end of period         $1,383,947          $1,033,703
                                                 ==========          ==========

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

                                  June 30, 1996

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

     The results of operations for the six-month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         Certain reclassifications have been made for the period April 1, 1995 through June 30, 1995 and for the period January 1, 1995 through June 30, 1995 to conform to the 1996 presentation. These reclassifications had no effect on the results of operations as previously reported.

Note 2.  Organization

         The Company was incorporated on May 13, 1992, in the state of Maryland. The Company completed an initial public offering of 6,000,000 shares of common stock and commenced operations on June 3, 1993, with the receipt of proceeds from the offering.

         The Company was organized to invest in healthcare-related properties located throughout the United States, including ancillary hospital facilities, medical office buildings, physician clinics, long-term care facilities, comprehensive ambulatory care centers, clinical laboratories and ambulatory surgery centers. In addition to acquisitions of existing facilities, the Company provides capital for the construction of new facilities and through its wholly-owned subsidiary, Healthcare Realty Management Incorporated, provides property management, leasing and build-to-suit development services. As of June 30, 1996, the Company had purchased, developed or had under development, 65 properties (the "Properties") for an aggregate investment of $357,692,902 located in 35 markets in 14 states, which are supported by 14 healthcare-related entities. The Properties include 34 ancillary hospital facilities, 3 medical office buildings, 7 physician clinics, 13 long-term care facilities, 3 comprehensive ambulatory care centers, 2 clinical laboratories, and 3 ambulatory surgery centers. See Schedule 1 following "Notes to Condensed Consolidated Financial Statements" for detailed information concerning the Properties.

Note 3.  Funds From Operations

         Funds from operations, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") 1995 White Paper, means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation from real estate assets.

         The Company considers funds from operations to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds from operations for the three months ended June 30, 1996 and 1995, were $6,929,979 ($0.53 per share) and $6,340,191 ($0.49 per share), respectively. Funds from operations for the six months ended June 30, 1996 and 1995 were $13,665,672 ($1.04 per share) and $12,647,813 ($0.98 per share), respectively.

         NAREIT encourages REITs to make reporting changes consistent with the 1995 NAREIT White Paper on Funds from Operations no later than fiscal year 1996. Beginning with first quarter 1996 operations, the Company's policy has been to report funds from operations calculated on the NAREIT 1995 White Paper while providing supplemental information based upon previous methodology.

                             FUNDS FROM OPERATIONS

                           Three Months Ended            Three Months Ended
                              June 30, 1996                 June 30, 1995
                           ------------------            ------------------
                            NAREIT                                   Previous
                         White Paper    Previous        NAREIT      Methodology
                         As Reported   Methodology    White Paper   As Reported
                         -----------   -----------    -----------   -----------
Net Income                $4,952,468    $4,952,468    $4,519,300     $4,519,300

  Non-recurring items              0             0             0              0

  Gain or loss
   on dispositions                 0             0             0              0

  Straight line rents              0             0             0              0

 Add:

   Depreciation

     Real estate           1,977,511     1,977,511     1,820,891      1,820,891
     Office F,F&E                  0        44,198             0         37,012
     Leasehold improvements        0        35,406             0         16,325
     Other non-revenue
      producing assets             0        10,020             0              0
                                   -        ------             -              -

                           1,977,511     2,067,135     1,820,891      1,874,228
                           ---------     ---------     ---------      ---------

    Amortization

     Acquired property
      contracts (1)                0        63,852             0         39,600
     Other non-revenue
      producing assets             0        14,520             0              0
     Organization costs            0         2,119             0          1,351
                                   -         -----             -          -----


                                   0        80,491             0         40,951
                                   -        ------             -         ------

    Deferred financing
     costs (2)                     0        92,067             0         47,082
                                   -        ------             -         ------

    Total Adjustments      1,977,511     2,239,693     1,820,891      1,962,261
                           ---------     ---------     ---------      ---------

    Funds From Operations $6,929,979    $7,192,161    $6,340,191     $6,481,561
                          ==========    ==========    ==========     ==========


    Weighted Average
     Shares Outstanding   13,190,730    13,190,730    12,964,598     12,964,598
                          ==========    ==========    ==========     ==========

    Funds From Operations
     Per Share                 $0.53         $0.5          $0.49          $0.50
                               =====         ====          =====          =====


(1) Amortization of the acquisition cost of revenue producing property management and development contracts.

(2) Amortization of deferred financing costs is reported as part of interest expense on the income statement.

                              FUNDS FROM OPERATIONS

                           Three Months Ended            Three Months Ended
                              June 30, 1996                 June 30, 1995
                           ------------------            ------------------

                            NAREIT                                   Previous
                         White Paper    Previous        NAREIT      Methodology
                         As Reported   Methodology    White Paper   As Reported
                         -----------   -----------    -----------   -----------
Net Income                $9,710,651   $9,710,651     $9,024,572     $9,024,572

 Non-recurring items               0            0              0              0

 Gain or loss on dispositions      0            0              0              0

 Straight line rents               0            0              0              0

ADD:

 Depreciation

  Real estate              3,955,021    3,955,021      3,623,241      3,623,241
  Office F,F&E                     0       80,852              0         49,418
  Leasehold improvements           0       69,107              0         32,650
  Other non-revenue producing
   assets                          0       21,450              0              0
                                   -       ------              -              -

                           3,955,021    4,126,430      3,623,241      3,705,309
                           ---------    ---------      ---------      ---------

  Amortization

    Acquired property
     contracts (1)                 0      135,879              0         74,726
    Other non-revenue
     producing assets              0       31,557              0              0
    Organization Costs             0        3,469              0          2,697
                                   -        -----              -          -----

                                   0      170,902              0         77,423
                                   -      -------              -         ------


   Deferred financing costs (2)    0      183,934              0         94,164
                            --     -      -------              -         ------


   Total Adjustments       3,955,021    4,481,266      3,623,241      3,876,896
                           ---------    ---------      ---------      ---------

  Funds From Operations  $13,665,672  $14,191,917    $12,647,813    $12,901,468
                         ===========  ===========    ===========    ===========

  Weighted Average
   Shares Outstanding     13,134,021   13,134,021     12,962,843     12,962,843
                          ==========   ==========     ==========     ==========


  Funds From Operations
   Per Share                  $1.04         $1.08          $0.98          $1.00
                              =====         =====          =====          =====




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

     A summary of notes payable at June 30, 1996 is as follows:
      Senior Notes                               $90,000,000
      Senior Credit Facility                      17,200,000
      Other                                        2,855,000
                                                  ----------
      Total                                     $110,055,000

                                                ============
Note 5. Acquisitions

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

Note 7.  Commitments

         As of June 30, 1996, the Company had a net investment of $36,844,345 for seven build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of $29,828,710.

         As of June 30, 1996, the Company, in the normal course of business, had entered into a contract to acquire a comprehensive ambulatory care center in Venice, Florida for approximately $6,750,000. The company also had entered into a definitive agreement to purchase an ancillary hospital facility in Fountain Valley, California for approximately $15,000,000. The facility, currently under construction and financed by a commercial bank, will be purchased upon completion.

                            HEALTHCARE REALTY TRUST
                                  INCORPORATED
            REAL ESTATE & ACCUMULATED DEPRECIATION AT JUNE 30, 1996

                ----------LAND-------------   ---BUILDINGS & IMPROVEMENTS & CIP

                             COSTS                          COSTS
                          CAPITALIZED                    CAPITALIZED
                 INITIAL     POST              INITIAL       POST
               INVESTMENT    ACQUI-           INVESTMENT    ACQUI-
                             SITION  TOTAL    (INCL CIP)    SITION      TOTAL

Ancillary Hospital Facilities

Orange Grove     $308,070     $0    $308,070  $4,965,923        $0    $4,965,923
Med Clinic

Eaton Canyon    1,337,483      0   1,337,483   3,106,587         0     3,106,587
Med Bldg

Fountain        2,218,847      0   2,218,847   3,297,543         0     3,297,543
Valley - AHF 1

Fountain        2,059,953      0   2,059,953   3,047,816         0     3,047,816
Valley - AHF 2

Fountain        3,149,515      0   3,149,515   5,635,848         0     5,635,848
Valley - AHF 3

Fountain        3,160,865      0   3,160,865   5,828,809         0     5,828,809
Valley - AHF 4

Valley          1,720,127      0   1,720,127   5,797,840         0     5,797,840
Presbyterian
(15211)

Valley          1,522,222      0   1,522,222   3,787,288         0     3,787,288
Presbyterian
(6840-50)

Coral Gables     532,112       0     532,112  10,676,167         0    10,676,167
Med Plaza

Deering Med            0       0           0   5,072,041         0     5,072,041
Plaza

East Pointe       45,216       0      45,216   4,936,632         0     4,936,632
Med Plaza

Gulf Coast Med         0       0           0   4,791,941         0     4,791,941
Centre

Palms of               0       0           0   4,528,345   760,481     5,288,827
Pasadena Med
Plaza

Southwest Med          0       0           0   8,042,863         0     8,042,863
Centre Plaza

Southwest Med          0       0           0   1,620,558         0     1,620,558
Centre Plaza II

Candler                0       0           0   4,169,090         0     4,169,090
Parking Garage

Candler                0       0           0   7,177,853         0     7,177,853
Professional
Office Bldg

Candler                0       0           0   7,960,639         0     7,960,639
Regional Health
Ctr

North Fulton     696,248       0     696,248   4,814,870   234,973     5,049,843
Med Arts Plaza

Northwest Med   1,268,962      0   1,268,962   8,492,284   475,000     8,967,284
Ctr

Overland Park          0       0           0   5,536,593         0     5,536,593
Regional Med
Ctr (4)

Hendersonville   395,056       0     395,056   2,643,834   100,000     2,743,834
Med Office Bldg

Bayshore         125,471       0     125,471   1,767,799         0     1,767,799
Doctors Ctr

Lake Pointe      217,941       0     217,941   1,507,165         0     1,507,165
Med Plaza

Oregon Med Bldg  999,193       0     999,193  17,445,917         0    17,445,917

Rosewood         682,867       0     682,867   4,569,953         0     4,569,953
Professional
Bldg

Southwest        124,000       0     124,000   2,982,549         0     2,982,549
General
Birthing Ctr

Spring Branch   3,833,076      0   3,833,076  10,295,139         0    10,295,139
Professional
Bldg

Trinity Valley    73,147       0      73,147   3,573,443         0     3,573,443
Birthing Ctr

Twelve Oaks      389,107       0     389,107   2,690,851   670,627     3,361,478
Med Plaza

Chippenham Med         0       0           0   3,771,668         0     3,771,668
Offices

Chippenham Med   874,497       0     874,497   3,718,966         0     3,718,966
Offices

Johnston-Willis 1,912,645      0   1,912,645   6,860,932         0     6,860,932
Med Offices

Johnston-Willis        0       0           0   4,729,002 1,126,713     5,855,715
Med Offices            -       -           -   --------- ---------     ---------

                27,646,620     0  27,646,620 179,844,749 3,367,794   183,212,543
                ----------     -  ---------- ----------- ---------   -----------


Ambulatory Surgery Ctrs

Bakersfield      209,246       0     209,246     828,613         0       828,613
Surgery Ctr

Valley View      940,000       0     940,000   2,860,571         0     2,860,571
Surgery Ctr

Physicians       509,891       0     509,891   1,514,376         0     1,514,376
Daysurgery Ctr   -------       -     -------   ---------         -     ---------

                1,659,137      0   1,659,137   5,203,560         0     5,203,560
                ---------      -   ---------   ---------         -     ---------

Comp Ambulatory Care Ctrs

Five Points            0       0           0   5,896,543         0     5,896,543
Med Bldg (4)

Huebner Med Ctr  601,475       0     601,475  11,067,141   200,000    11,267,141

Huebner Med     1,041,298      0   1,041,298   7,731,437         0     7,731,437
Ctr II          ---------      -   ---------   ---------         -     ---------

                1,642,773      0   1,642,773  24,695,122   200,000    24,895,122
                ---------      -   ---------  ----------   -------    ----------


Clinical Laboratories

Midtown Med Ctr  180,633       0     180,633   8,601,151         0     8,601,151

Puckett          537,660       0     537,660   3,718,165         0     3,718,165
Laboratory       -------       -     -------   ---------         -     ---------

                 718,293       0     718,293  12,319,316         0    12,319,316
                 -------       -     -------  ----------         -    ----------

Long-Term Care Facilities

Fountain        1,361,952      0   1,361,952  11,325,746         0    11,325,746
Valley -
Living Care Ctr

Life Care Ctr   1,651,477      0   1,651,477   4,579,039         0     4,579,039
of Aurora

Life Care Ctr          0       0           0   8,964,941         0     8,964,941
of Orange Park
(4)

Life Care Ctr          0       0           0   3,758,819         0     3,758,819
of Wichita (4)

Life Care Ctr          0       0           0   1,155,395         0     1,155,395
of Westminster
(4)

New Harmonie      96,059       0      96,059   3,511,750         0     3,511,750
Healthcare Ctr

Fenton            40,463       0      40,463   3,467,687         0     3,467,687
Extended Care
Ctr

Meadows            6,984       0       6,984   3,241,787         0     3,241,787
Nursing Ctr

Ovid              62,326       0      62,326   2,009,095         0     2,009,095
Convalescent
Manor

Wayne             52,468       0      52,468     963,337         0       963,337
Convalescent
Ctr

Westgate Manor    30,855       0      30,855   1,633,307         0     1,633,307
Nursing Home

Life Care Ctr          0       0           0   4,129,609         0     4,129,609
of Houston (4)

Life Care Ctr          0       0           0   6,580,697         0     6,580,697
of Forth Worth (4)
                       -       -           -   ---------         -     ---------

                3,302,584      0   3,302,584  55,321,209         0    55,321,209
                ---------      -   ---------  ----------         -    ----------

Med Office Bldgs

Rowlett Med      166,123       0     166,123   1,774,431         0     1,774,431
Plaza

New River         43,126       0      43,126     839,285         0       839,285

Valley Med.
Arts Bldg
Valley Med Ctr    64,347       0      64,347     867,590         0       867,590
                  ------       -      ------     -------         -       -------

                 273,596       0     273,596   3,481,306         0     3,481,306
                 -------       -     -------   ---------         -     ---------

Physician
Clinics

Doctors Clinic 2,183,572       0   2,183,572   8,070,828         0     8,070,828

Med & Surgical   906,829       0     906,829   3,580,315   717,332     4,297,647
Inst of Ft.
Lauderdale

SW Florida       468,544       0     468,544   3,135,642         0     3,135,642
Orthopedic Ctr

Woodstock        586,435       0     586,435   2,087,444         0     2,087,444
Clinic

Durham Med Ctr   992,738       0     992,738   6,865,237   288,566     7,153,803

Valley Diag      502,919 158,368     661,287   3,776,918         0     3,776,918
Med and
Surgical Clinic

Clinica Latina   392,785       0     392,785     331,686         0       331,685
                 -------       -     -------     -------         -       -------

               6,033,822 158,368   6,192,190  27,848,071 1,005,898    28,853,967
               --------- -------   ---------  ---------- ---------    ----------


Total
Real Estate$41,276,825 $158,368 $41,435,193 $308,713,333 $4,573,692 $313,287,024
           =========== ======== =========== ============ ========== ============

Corporate
Property             0        0           0            0          0            0

Total
Property   $41,276,825 $158,368 $41,435,193 $308,713,333 $4,573,692 $313,287,024
           =========== ======== =========== ============ ========== ============




                             HEALTHCARE REALTY TRUST
                                  INCORPORATED
             REAL ESTATE & ACCUMULATED DEPRECIATION AT JUNE 30, 1996

                                       (1) (2)
                  PERSONAL     (2)   ACCUMULATED   ENCUM-     YEAR     YEAR
                  PROPERTY    TOTAL  DEPRECIATION  BRANCES  ACQUIRED  CONSTR
Facility Name
Ancillary Hospital Facilities

Orange Grove          0    $5,273,993   $479,584     $0       1993      1988
Med Clinic

Eaton Canyon          0     4,444,070    109,527      0       1995      1984
Med Bldg

Fountain              0     5,516,390    158,551      0       1994      1973
Valley - AHF 1

Fountain              0     5,107,769    146,544      0       1994      1975
Valley - AHF 2

Fountain              0     8,785,363    270,980      0       1994      1981
Valley - AHF 3

Fountain              0     8,989,674    280,258      0       1994      1984
Valley - AHF 4

Valley           20,237     7,538,204    568,601 1,000,0(3)   1993      1981
Presbyterian
(15211)

Valley           18,267     5,327,777    373,587      0       1993   1961, 1968,
Presbyterian                                                         1984-85
(6840-50)

Coral Gables          0    11,208,279    627,348      0       1994      1991
Med Plaza

Deering Med           0     5,072,041    254,675      0       1994      1994
Plaza

East Pointe           0     4,981,848    205,717      0       1994      1994
Med Plaza

Gulf Coast Med        0     4,791,941    191,463      0       1994      1994
Centre

Palms of              0     5,288,827    211,009      0       1994      1994
Pasadena Med
Plaza

Southwest Med         0     8,042,863    352,324      0       1994      1994
Centre Plaza

Southwest Med         0     1,620,558     53,672      0       1995      1977
Centre Plaza II

Candler               0     4,169,090     85,281      0       1994      1995
Parking Garage

Candler               0     7,177,853    360,411 1,000,0(3)   1994      1981
Professional
Office Bldg

Candler               0     7,960,639    151,126      0       1995      1995
Regional Heart
Ctr

North Fulton     38,409     5,784,500    337,592      0       1993      1983
Med Arts Plaza

Northwest Med         0    10,236,246    493,805      0       1994      1975
Ctr

Overland Park         0     5,536,593          0      0       1995      Under
Regional Med                                                       construction
Ctr (4)

Hendersonville        0     3,138,890    150,786      0       1994      1991
Med Office Bldg

Bayshore         12,547     1,905,817    176,103      0       1993      1989
Doctors Ctr

Lake Pointe      12,023     1,737,129    103,375      0       1993      1988
Med Plaza

Oregon Med Bldg  39,968    18,485,078  1,701,972      0       1993      1992

Rosewood              0     5,252,820    249,024      0       1994      1982
Professional
Bldg

Southwest             0     3,106,549    142,983      0       1993      1994
General
Birthing Ctr

Spring Branch   173,532    14,301,747  1,068,617      0       1993      1985
Professional
Bldg

Trinity Valley        0     3,646,590     80,735      0       1994      1995
Birthing Ctr

Twelve Oaks      21,465     3,772,050    211,099      0       1993    1968, 1994
Med Plaza

Chippenham Med        0     3,771,668    188,066      0       1994    1972-80
Offices

Chippenham Med        0     4,593,463    188,065      0       1994      1994
Offices

Johnston-Willis       0     8,773,577    317,072 2,855,000    1994      1980,
Med Offices                                                          1987-88

Johnston-Willis       0     5,855,715    309,539      0       1994   1993, 1994
                      -     ---------    -------      -

Med Offices

                336,448   211,195,611 10,599,490 4,855,000
                -------   ----------- ---------- ---------



Ambulatory Surgery Ctrs

Bakersfield       8,370     1,046,229     83,611     0        1993      1985
Surgery Ctr

Valley View           0     3,800,571    143,634     0        1994      1994
Surgery Ctr

Physicians       15,296     2,039,563    152,808     0        1993      1985
Daysurgery Ctr   ------     ---------    -------     -


                 23,666     6,886,363    380,053     0
                 ------     ---------    -------     -


Comp Ambulatory Care Ctrs

Five Points           0     5,896,543          0     0        1995     Under
Med Bldg (4)                                                       construction

Huebner Med Ctr  60,148    11,928,764  1,099,933     0        1993      1991

Huebner Med           0     8,772,735    191,102     0        1994      1995
Ctr II                -     ---------    -------     -

                 60,148    26,598,043  1,291,035     0
                 ------    ----------  ---------     -


Clinical Laboratories

Midtown Med Ctr   8,028     8,789,812    834,097     0        1993    1906, 1986

Puckett          29,660     4,285,485    269,699     0        1993    1986, 1991
Laboratory       ------     ---------    -------     -

                 37,688    13,075,297  1,103,796     0
                 ------    ----------  ---------     -

Long-Term Care Facilities

Fountain              0    12,687,698    544,559     0        1994      1989
Valley -
Living Care Ctr

Life Care Ctr         0     6,230,516    220,167     0        1994      1994
of Aurora

Life Care Ctr         0     8,964,941          0     0        1995      Under
of Orange Park                                                     construction
(4)

Life Care Ctr         0     3,758,819          0     0        1996      Under
of Wichita (4)                                                     construction

Life Care Ctr         0     1,155,395          0     0        1996      Under
of Westminster                                                     construction
(4)

New Harmonie     32,331     3,640,140    353,006     0        1993      1987
Healthcare Ctr

Fenton           32,345     3,540,495    348,765     0        1993      1968
Extended Care
Ctr

Meadows          35,415     3,284,186    328,256     0        1993   1971, 1977
Nursing Ctr

Ovid             48,791     2,120,212    135,583     0        1993      1968
Convalescent
Manor

Wayne            33,548     1,049,353    107,415     0        1993      1967
Convalescent
Ctr

Westgate Manor   32,887     1,697,049    171,834     0        1993   1964, 1974
Nursing Home

Life Care Ctr         0     4,129,609          0     0        1995     Under
of Houston (4)                                                     construction

Life Care Ctr         0     6,580,697          0     0        1995     Under
of Forth Worth(4)     -     ---------          -     -             construction

                215,317    58,839,110  2,209,583     0
                -------    ----------  ---------     -

Med Office Bldgs

Rowlett Med           0     1,940,554     87,040     0        1994      1994
Plaza

New River        43,611       926,022     99,748     0        1993      1988
Valley Med.
Arts Bldg

Valley Med Ctr   83,179     1,015,116    119,442     0        1993      1989
                 ------     ---------    -------     -

                126,790     3,881,692    306,230     0
                -------     ---------    -------     -


Physician
Clinics

Doctors  Clinic  50,781    10,305,181    801,207     0        1993   1969, 1973
Med & Surgical        0     5,204,476    204,025     0        1994      1991
Inst of Ft.
Lauderdale

SW Florida            0     3,604,186    170,866     0        1994      1984
Orthopedic Ctr

Woodstock             0     2,673,879    122,661     0        1994      1991
Clinic

Durham Med Ctr  364,987     8,511,528    566,894     0        1993      1993

Valley Diag      20,118     4,458,323    373,379     0        1993      1982
Med and
Surgical Clinic

Clinica Latina        0       724,470      9,569     0        1995      1991
                      -       -------      -----     -

                435,886    35,482,043  2,248,602     0
                -------    ----------  ---------     -
Total Real
Estate       $1,235,943  $355,958,159 $18,138,789 $4,855,000

Corporate
Property      1,734,743     1,734,743     480,288    0

Total
Property     $2,970,685  $357,692,902 $18,619,077 $4,855,000
             ==========  ============ =========== ==========

(1)  Depreciation  is provided on buildings and  improvements  over 31.5 or
39.0 years and personal property over 3.0, 5.0 or 7.0 years.

(2) Reconciliations
of Total Property and Accumulated Depreciation for the quarter ended June 30, 1996:


                             Three Months Ended          Six Months Ended
                                 6/30/96                    6/30/96
                        Total         Accumulated  Total         Accumulated
                        Property      Depreciation Property      Depreciation
Beginning Balance       $346,308,878  $16,551,942  $332,972,982  $14,492,646
Retirements/Dispositions           0            0             0            0
Additions during the
period:
                             815,672    1,977,511     2,911,085    3,955,021
Acquisitions/Improvements
  Corporate Property         116,719       89,624       217,887      171,410
  Constr. In Progress     10,451,633            0    21,590,948            0
Balance at 6/30/96      $357,692,902  $18,619,077  $357,692,902  $18,619,077


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Operating Results

Second Quarter 1996 Compared to Second Quarter 1995

         Total revenues for the quarter ended June 30, 1996 were $9,135,538 compared to $7,978,111 for the quarter ended June 30, 1995, which is an increase of $1,157,427, or 15%. The increase is primarily due to base rent derived from approximately $24,000,000 of property acquisitions and properties reclassified from construction in progress subsequent to June 30, 1995. In addition, revenues during the quarter ended June 30, 1996 reflect an increase of $251,908, or 354% of property management fees (see Note 5). At June 30, 1996, the Company managed 45 properties compared to five properties at June 30, 1995. Interest and other income for the quarter ended June 30, 1996 were $139,904 compared to $21,843 for the quarter ended June 30, 1995 primarily due to an increase in third party development fees.

         Total expenses for the quarter ended June 30, 1996 were $4,183,070 compared to $3,458,811 for the quarter ended June 30, 1995, which is an increase of $724,259, or 21%. Depreciation expense increased $192,907 due to the acquisition of additional properties and the completion of properties under construction which were discussed in the preceding paragraph. General and administrative expenses increased $49,916, or 10%, due to an increase in employees. Interest expense increased from $1,068,165 during the second quarter of 1995 to $1,510,061 during the second quarter of 1996. As previously discussed in the notes to the financial statements, on September 18, 1995, the Company privately placed $90,000,000 of its unsecured 7.41% Senior Notes with sixteen credit institutions. During the second quarter of 1995, the Company had an average outstanding debt balance of $63,800,000 in comparison to an average outstanding balance of $106,400,000 during the second quarter of 1996. Amortization increased from $40,951 during the second quarter of 1995 to $80,491 during the second quarter of 1996 due to an increase in amortization of revenue producing management and development contracts acquired in the Starr Sanders Johnson, Inc. acquisition (see Note 5).

Six Months Ended June 30, 1996 Compared to Six Months ended June 30, 1995.

         Total revenues for the six months ended June 30, 1996 were $18,118,449 compared to $15,872,246 for the six months ended June 30, 1995, which is an increase of $2,246,203, or 14%. The increase is primarily due to base rent derived from approximately $24,000,000 of property acquisitions and properties reclassified from construction in progress subsequent to June 30, 1995. In addition, revenues during the six months ended June 30, 1996 reflect an increase of $471,224, or 364% of property management fees (see Note 5). At June 30, 1996, the Company managed 45 properties compared to five properties at June 30, 1995. Interest and other income for the six months ended June 30, 1996 were $261,067 compared to $35,955 for the six months ended June 30, 1995 primarily due to an increase in third party development fees.

         Total expenses for the six months ended June 30, 1996 were $8,407,798 compared to $6,847,674 for the six months ended June 30, 1995, which is an increase of $1,560,124, or 23%. Depreciation expense increased $421,121 due to the acquisition of additional properties and the completion of properties under construction which were discussed in the preceding paragraph. There was no significant change in general and administrative expenses. Interest expense increased from $2,065,919 during the six months ending June 30, 1995 to $3,070,674 during the six months ending June 30, 1996. As previously discussed in the notes to the financial statements, on September 18, 1995, the Company privately placed $90,000,000 of its unsecured 7.41% Senior Notes with sixteen credit institutions. During the six months ending June 30, 1996, the Company had an average outstanding debt balance of $56,600,000 in comparison to an average outstanding balance of $101,100,000 during the six months ended June 30, 1996. Amortization increased from $77,423 during the six months ended June 30, 1995 to $170,902 during the six months ended June 30, 1996 due to an increase in amortization of revenue producing management and development contracts acquired in the Starr Sanders Johnson, Inc. acquisition (see Note 5).

Liquidity and Capital Resources

         As of June 30, 1996, the Company had purchased, developed or had under development, 65 properties (the "Properties") for an aggregate investment of $357,692,902 located in 35 markets in 14 states, which are supported by to 14 healthcare-related entities. The Properties include 34 ancillary hospital facilities, 3 medical office buildings, 7 physician clinics, 13 long-term care facilities, 3 comprehensive ambulatory care centers, 2 clinical laboratories, and 3 ambulatory surgery centers. See Schedule 1 following "Notes to Condensed Consolidated Financial Statements" for detailed information concerning the Properties. The Company has financed its acquisitions to date through the sale or exchange of common stock, long-term indebtedness, borrowings under its credit facilities, and the assumption of bonds.

     On September 18, 1995, the Company privately placed $90,000,000 of its Senior Notes. The Senior Notes bear interest at 7.41% and mature on September 1, 2002 (see Note 4).
         The Company currently has a $75,000,000 Senior Credit Facility from four commercial banks that expires in August 1997 (see Note 4). At June 30, 1996, $17,200,000 was outstanding under the Senior Credit Facility, which results in a remaining borrowing capacity of $57,800,000.

         At June 30, 1996, $2,855,000 of serial and term bonds were outstanding. During the quarter ended June 30, 1996, $115,000 of serial bonds were retired from cash provided by Company operations.

         At June 30, 1996, the Company had stockholders' equity of $232,247,343. The debt to total capitalization ratio was approximately 0.32 to 1.00 at June 30, 1996.

         During the quarter ended June 30, 1996, the Company funded a net $11,331,150 for construction in progress and capital additions ($24,710,502 for the six months ended June 30, 1996). The sources of these funds were cash provided by Company operations and borrowings under the Senior Credit Facility.

         On May 15, 1996, the Company paid a dividend of $0.475 per share to the holders of its common stock as of the close of business on May 2, 1996. This dividend related to the period from January 1, 1996 through March 31, 1996.

         In July 1996, the Company announced payment of a dividend of $0.48 per share to the holders of common shares on August 2, 1996. The dividend will be paid on August 15, 1996. The dividend relates to the period April 1, 1996 through June 30, 1996. The Company presently plans to continue to pay its quarterly dividends, with increases consistent with its current practice. In the event that the Company cannot make additional investments in 1996 because of an inability to obtain new capital by issuing equity and debt securities, the Company will continue to be able to pay its dividends in a manner consistent with its current practice. No assurance can be made as to the effect upon the Company's ability to increase its quarterly dividends during periods subsequent to 1996, should access to new capital not be available to the Company.

         As of June 30, 1996, the Company had a net investment of $36,844,345 for seven build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of $29,828,710. These commitments will be funded from Company operations and proceeds borrowed under the Senior Credit Facility which had a remaining borrowing capacity of $57,800,000 at June 30, 1996.

         As of June 30, 1996, the Company, in the normal course of business, had entered into a contract to acquire a comprehensive ambulatory care center in Venice, Florida for approximately $6,750,000. The company also had entered into a definitive agreement to purchase an ancillary hospital facility in Fountain Valley, California for approximately $15,000,000. The facility, currently under construction and financed by a commercial bank, will be purchased upon completion. The Company will either assume the existing debt or fund the acquisition from proceeds borrowed under the Senior Credit Facility.

         During 1995, the Company filed a Form S-3 shelf registration statement pertaining to $250,000,000 of equity securities, debt securities, and warrants. Such registration statement has been declared effective by the Securities and Exchange Commission. During the second quarter ended June 30, 1996, the Company filed a Form S-4 shelf registration statement relating to the issuance of shares of the Company's common stock, par value $.01 per share, in an aggregate amount of up to $50,000,000 to be issued from time to time in connection with acquisitions of assets, upon terms to be determined at the time of such offering. Such registration statement has also been declared effective by the Securities and Exchange Commission. The Company intends to offer securities under such registration statements from time to time to finance future acquisitions and build-to-suit developments as they occur. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions. Although management believes that the Company will be able to obtain additional financing or capital on terms acceptable to the Company in sufficient amounts to meet its liquidity needs, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on May 14, 1996. At this meeting, the following matters were voted upon by the Company's shareholders:

(a)  Election of Class 3 Directors

     David R. Emery, Thompson S. Dent and Batey M. Gresham, Jr. were elected to serve as Class 3 directors of the Company until the annual meeting of shareholders in 1999 or until their respective successors are elected and qualified. The vote was as follows:

                     Votes Cast                Votes Cast          Abstentions/
                       In Favor              Against or Withhel       Non Votes
David R. Emery       11,556,686                   57,007                      0
Thompson S. Dent     11,556,258                   57,435                      0
Batey M. Gresham, Jr 11,552,410                   61,283                      0

The following directors continued in office following the meeting:

Name                                                 Term Expires
Charles Raymond Fernandez, M.D.                          1997
Errol L. Biggs, Ph.D.                                    1997
Marliese E. Mooney                                       1998
Edwin B. Morris, III                                     1998
John Knox Singleton                                      1998

(b)  Selection of Auditors

                  The shareholders of the Company ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 1996 by the following:

        Votes Cast                   Votes Cast                  Abstentions/
         In Favor               Against or Withheld                Non Votes
        11,521,324                     31,272                       61,098

Item 5.  Other Information

Federal Income Tax and ERISA Considerations

         The Company is and intends to remain qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company's net income which is distributed as dividends to shareholders will be exempt from Federal taxation. Distributions to the Company's shareholders generally will be includable in their income; however, dividends distributed which are in excess of current and/or accumulated earnings and profits will be treated for tax purposes as a return of capital to the extent of a shareholder's basis, and will reduce the basis of shareholders' shares.

         The Company intends to conduct its affairs so that the assets of the Company will not be deemed to be "plan assets" of any individual retirement account, employee benefit plan subject to Title I of ERISA, or other qualified retirement plan subject to Section 4975 of the Code which acquires its shares. The Company believes that, under present law, its distributions do not create so called "unrelated business taxable income" to tax-exempt entities such as pension trusts, subject, however, to certain rules which, generally, apply to a REIT predominantly owned by pension trusts each holding more than 10% of such REIT's shares or to a REIT which is at least 25% owned by a single pension trust. The Company does not believe that these special rules currently apply to the Company's distributions.


Introduction

         The Company believes that it has qualified and intends to remain qualified to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Code. The following discussion addresses the material tax considerations relevant to the taxation of the Company and summarizes certain federal income tax consequences that may be relevant to certain shareholders. However, the actual tax consequences of holding particular securities issued by the Company may vary in light of a prospective securities holder's particular facts and circumstances. Certain holders, such as tax-exempt entities, insurance companies and financial institutions, are generally subject to special rules. In addition, the following discussion does not address issues under any foreign, state or local tax laws. The tax treatment of a holder of any of the securities issued by the Company will vary depending upon the terms of the specific securities acquired by such holder, as well as his particular situation, and this discussion does not attempt to address aspects of federal income taxation relating to holders of particular securities of the Company. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof. No rulings have been obtained from the IRS concerning any of the matters discussed herein. It should be noted that the Code, rules, regulations, and administrative and judicial interpretations are all subject to change (possibly on a retroactive basis).

         The Company believes that it is organized and is operating in conformity with the requirements for qualification and taxation as a REIT, and its method of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. The Company's qualification and taxation as a REIT depends upon its ability to meet, through actual annual operating results, the various income, asset, distribution, stock ownership and other tests discussed below. Accordingly, the Company can not guarantee that the actual results of operations for any one taxable year will satisfy such requirements.

         If the Company were to cease to qualify as a REIT, and the relief provisions were found not to apply, the Company's income that distributed to shareholders would be subject to the "double taxation" on earnings (once at the corporate level and again at the shareholder level) that generally results from investment in a corporation. Failure to maintain qualification as a REIT would force the Company to significantly reduce its distributions and possibly incur substantial indebtedness or liquidate substantial investments in order to pay the resulting corporate taxes. In addition, the Company, once having obtained REIT status and having thereafter lost such status, would not be eligible to re-elect REIT status for the four subsequent taxable years, unless its failure to maintain its qualification was due to reasonable cause and not willful neglect, and certain other requirements were satisfied. In order to elect again to be taxed as a REIT, just as with its original election, the Company would be required to distribute all of its earnings and profits accumulated in any non-REIT taxable year.


Taxation of the Company

         As long as the Company remains qualified to be taxed as a REIT, it generally will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders.

         However, the Company will be subject to federal income tax as follows: first, the Company will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including undistributed net capital gains. Second, under certain circumstances, the Company may be subject to the "alternative minimum tax" on its items of tax preference, if any. Third, if the Company has (i) net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, it will be subject to tax on such income at the highest corporate rate. Fourth, any net income that the Company has from prohibited transactions (which are, in general, certain sales or other dispositions of property other than foreclosure property held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax. Fifth, if the Company should fail to satisfy either the 75% or 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the net income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test. Sixth, if the Company fails to distribute during each year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from preceding periods, then the Company will be subject to a four percent excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, to the extent that the Company recognizes gain from the disposition of an asset with respect to which there existed "built-in gain" as of January 1, 1994 (or with respect to which there existed "built-in gain" upon its acquisition by the Company from a C corporation in a carry-over basis transaction occurring on or after January 1, 1994) and such disposition occurs within a ten-year recognition period beginning January 1, 1994 (or beginning on the date on which it was acquired by the Company from a C corporation in a carry-over basis transaction occurring on or after January 1,
1994), the Company will be subject to federal income tax at the highest regular corporate rate on the amount of its "net recognized built-in gain."


Requirements for Qualification as a REIT

         To qualify as a REIT for a taxable year under the Code, the Company must have no earnings and profits accumulated in any non-REIT year. The Company also must elect or have in effect an election to be taxed as a REIT and must meet other requirements, some of which are summarized below, including percentage tests relating to the sources of its gross income, the nature of the Company's assets and the distribution of its income to shareholders. Such election, if properly made and assuming continuing compliance with the qualification tests described herein, will continue in effect for subsequent years.


Organizational Requirements and Share Ownership Tests

         Section 856(a) of the Code defines a REIT as a corporation, trust or association: (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (3) which would be taxable, but for Sections 856 through 860 of the Code, as an association taxable as a domestic corporation; (4) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (5) the beneficial ownership of which is held by 100 or more persons, determined without reference to any rules of attribution (the "share ownership test"); (6) that during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) (the "five or fewer test"); and (7) which meets certain other tests, described below, regarding the nature of its income and assets.

         Section 856(b) of the Code provides that conditions (1) through (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of fewer than 12 months. The "five or fewer test" and the share ownership test do not apply to the first taxable year for which an election is made to be treated as a REIT.

         The Company has issued sufficient shares to a sufficient number of people to allow it to satisfy the share ownership test and the five or fewer test. In addition, to assist in complying with the five or fewer test, the Company's Articles of Incorporation contain provisions restricting share transfers where the transferee (other than specified individuals involved in the formation of the Company, members of their families and certain affiliates, and certain other exceptions) would, after such transfer, own (a) more than 9.9% either in number or value of the outstanding common stock of the Company or (b) more than 9.9% either in number or value of the outstanding preferred stock of the Company. Pension plans and certain other tax-exempt entities have different restrictions on ownership. If, despite this prohibition, stock is acquired increasing a transferee's ownership to over 9.9% in value of either the outstanding common stock of the Company or preferred stock of the Company, the stock in excess of this 9.9% in value is deemed to be held in trust for transfer at a price which does not exceed what the purported transferee paid for the stock and, while held in trust, the stock is not entitled to receive dividends or to vote. In addition, under these circumstances, the Company also has the right to redeem such stock.

         Under the Revenue Reconciliation Act of 1993, for purposes of determining whether the "five or fewer test" (but not the share ownership test) is met, any stock held by a qualified trust (generally, pension plans, profit-sharing plans and other employee retirement trusts) is, generally, treated as held directly by the trust's beneficiaries in proportion to their actuarial interests in the trust, and not as held by the trust.


Income Tests

         In order to maintain qualification as a REIT, three gross income requirements must be satisfied annually. First, at least 75% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived directly or indirectly from investments relating to real property (including "rents from real property") or mortgages on real property. When the Company receives new capital in exchange for its shares (other than dividend reinvestment amounts) or in a public offering of debt instruments with maturities of five years or longer, income attributable to the temporary investment of such new capital, if received or accrued within one year of the Company's receipt of the new capital, is qualifying income under the 75% test. Second, at least 95% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived from such real property investments, dividends, interest, certain payments under interest rate swap or cap agreements, and gain from the sale or other disposition of stock, securities not held for sale in the ordinary course of business or from any combination of the foregoing. Third, short-term gain from the sale or other disposition of stock or securities, including, without limitation, dispositions of interest rate swap or cap agreements, and gain from certain prohibited transactions or from other dispositions of real property and mortgages on real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income. (This rule does not apply for a year in which a REIT is completely liquidated, as to dispositions occurring after the adoption of a plan of complete liquidation.) For purposes of these rules, income derived from a "shared appreciation provision" in a real estate backed mortgage is treated as gain recognized on the sale of the property to which it relates.

         The Company may temporarily invest its working capital in short-term investments. Although the Company will use its best efforts to ensure that its income generated by these investments will be of a type which satisfies the 75% and 95% gross income tests, there can be no assurance in this regard (see the discussion above of the "new capital" rule under the 75% gross income test). Moreover, the Company may realize short-term capital gain upon sale or exchange of such investments, and such short-term capital gain would be subject to the limitations imposed by the 30% gross income test. The Company has analyzed its gross income through June 30, 1996 and has determined that it has met and expects to meet in the future the 75% and 95% gross income tests through the rental of the property it has and acquires, and by monitoring the sale of assets has not and does not expect to violate the 30% gross income test.

         In order to qualify as "rents from real property," the amount of rent received must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales. The Code also provides that the rents will not qualify as "rents from real property," in satisfying the gross income tests, if the REIT owns ten percent or more of the tenant, whether directly or under certain attribution rules. The Company leases and intends to lease property only under circumstances such that substantially all, if not all, rents from such property qualify as "rents from real property." Although it is possible that a tenant could sublease space to a sublessee in which the Company is deemed to own directly or indirectly ten percent or more of the tenant, the Company believes that as a result of the provisions of the Company's Articles of Incorporation which limit ownership to 9.9%, such occurrence would be unlikely. Application of the ten percent ownership rule is, however, dependent upon complex attribution rules provided in the Code and circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than ten percent of the Company's stock and more than ten percent of the stock of any tenant or subtenant would result in a violation of the rule.

         In order to qualify as "interest on obligations secured by mortgages on real property," the amount of interest received must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

         In addition, the Company must not manage its properties or furnish or render services to the tenants of its properties, except through an independent contractor from whom the Company derives no income unless the Company is performing services which are usually or customarily furnished or rendered in connection with the rental of space for occupancy only and the services are of the sort which a tax-exempt organization could perform without being considered in receipt of unrelated business taxable income. The Company self-manages some of its properties, but does not believe it provides services to tenants which are outside the exception.

         If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Generally, this 15% test is applied separately to each lease. The portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the property which is rented. The determination of what fixtures and other property constitute personal property for federal tax purposes is difficult and imprecise. Based upon allocation of value as found in the purchase agreements and/or upon review by employees of the Company, the Company currently does not have and does not believe that it is likely in the future to have 15% by value of any of its properties classified as personalty. If, however, rent payments do not qualify, for reasons discussed above, as rents from real property for purposes of Section 856 of the Code, it will be more difficult for the Company to meet the 95% and 75% gross income tests and continue to qualify as a REIT.

         The Company is and expects to continue performing third-party management and development services. If the gross income to the Company from this or any other activity producing disqualified income for purposes of the 95% or 75% gross tests approaches a level which could potentially cause the Company to fail to satisfy these tests, the Company intends to take such corrective action as may be necessary to avoid failing to satisfy the 95% or 75% gross income tests.

         If the Company were to fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions would generally be available if the Company's failure to meet such test or tests was due to reasonable cause and not to willful neglect, if the Company attaches a schedule of the sources of its income to its return, and if any incorrect information on the schedule was not due to fraud with intent to evade tax. It is not possible, however, to know whether the Company would be entitled to the benefit of these relief provisions since the application of the relief provisions is dependent on future facts and circumstances. If these provisions were to apply, the Company would be subjected to tax equal to 100% of the net income attributable to the greater of the amount by which the Company failed either the 75% or the 95% gross income test.


Asset Tests

         At the close of each quarter of the Company's taxable year, it must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those includable in the 75% asset class. Finally, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed five percent of the value of the Company's total assets, and the Company may not own more than ten percent of any one issuer's outstanding voting securities. The Company, however, may own 100% of the stock of a corporation if such stock is held by the Company at all times during such subsidiary's existence. Such a subsidiary is called a "qualified REIT subsidiary". Under that circumstance, the qualified REIT subsidiary is ignored and its assets, income, gain, loss and other attributes are treated as being owned or generated by the Company for federal tax purposes. The Company currently has six qualified REIT subsidiaries which it employs in the conduct of its business.

         If the Company meets the 25% requirement at the close of any quarter, it will not lose its status as a REIT because of the change in value of its assets unless the discrepancy exists immediately after the acquisition of any security or other property which is wholly or partly the result of an acquisition during such quarter. Where a failure to satisfy the 25% asset test results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of such quarter. The Company maintains and intends to continue to maintain adequate records of the value of its assets to maintain compliance with the 25% asset test and to take such action as may be required to cure any failure to satisfy the test within 30 days after the close of any quarter.

         In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income, if any, (after tax) from foreclosure property, over (B) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the four percent excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its "real estate investment trust taxable income," it will be subject to tax thereon. In addition, the Company will be subject to a four percent excise tax to the extent it fails within a calendar year to make "required distributions" to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31. The Company has analyzed its income and distributions through June 30, 1996 and believes that its distributions through June 30, 1996 combined with distributions planned for the remainder of 1996 will be adequate to satisfy its distribution requirement for 1996.

         It is possible that the Company, from time to time, may have insufficient cash or other liquid assets to meet the 95% distribution requirement due to timing differences between the actual receipt of income and the actual payment of deductible expenses or dividends on the one hand and the inclusion of such income and deduction of such expenses or dividends in arriving at "real estate investment trust taxable income" on the other hand. The problem of not having adequate cash to make required distributions could also occur as a result of the repayment in cash of principal amounts due on the Company's outstanding debt, particularly in the case of "balloon" repayments or as a result of capital losses on short-term investments of working capital. Therefore, the Company might find it necessary to arrange for short-term, or possibly long-term borrowing, or new equity financing. If the Company were unable to arrange such borrowing or financing as might be necessary to provide funds for required distributions, its REIT status could be jeopardized.

         Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirement for a year by paying "deficiency dividends" to shareholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year. The Company may be able to avoid being taxed on amounts distributed as deficiency dividends; however, the Company may in certain circumstances remain liable for the four percent excise tax described above.

         The Company is also required to request annually (within 30 days after the close of its taxable year) from record holders of specified percentages of its shares written information regarding the ownership of such shares. A list of shareholders failing to fully comply with the demand for the written statements is required to be maintained as part of the Company's records required under the Code. Rather than responding to the Company, the Code allows the shareholder to submit such statement to the IRS with the shareholder's tax return.


Nonqualified REIT Subsidiary

         The Registrant participated in the organization of certain corporations affiliated with the Registrant which are not qualified REIT subsidiaries ("Specified Affiliates") to enhance its management flexibility. Current tax law restricts the ability of REITs to engage in certain activities, such as certain third party management activities, but these restrictions do not apply to the activities of a company that is not a REIT, such as these Specified Affiliates, whose income is subject to federal income tax.

         In order to permit the Registrant to participate in the income of its third party management business and maintain its status as a REIT, portions of the Registrant's business will be conducted by the Specified Affiliates. The Registrant owns 100% of the nonvoting preferred stock and approximately 1% of the voting common stock, and senior executives of the Registrant own 99% of the voting common stock of the Specified Affiliates. The nonvoting preferred stock of the Specified Affiliates represents substantially all of the equity interest in the Specified Affiliates, but does not enable the Registrant to elect directors of the Specified Affiliates who are elected by the senior executives of the Registrant as the holders of 99% of the voting common stock of the Specified Affiliates. The voting common stock held by the senior executives of the Registrant in the Specified Affiliates is subject to agreements that are designed to ensure that such stock will be held by officers of the Registrant.


Federal Income Tax Treatment of Leases

         The availability to the Company of, among other things, depreciation deductions with respect to the facilities owned and leased by the Company depends upon the treatment of the Company as the owner of the facilities and the classification of the leases of the facilities as true leases, rather than as sales or financing arrangements, for federal income tax purposes. The Company has not requested nor has it received an opinion that it will be treated as the owner of the portion of the facilities constituting real property and that the leases will be treated as true leases of such real property for federal income tax purposes. Based on the conclusions of the Company and its senior management as to the values of personalty, the Company has met and plans to meet in the future its compliance with the 95% distribution requirement (and the required distribution requirement) by making distributions on the assumption that it is not entitled to depreciation deductions for that portion of the leased facilities which it believes constitutes personal property, but to report the amount of income taxable to its shareholders by taking into account such depreciation. The value of real and personal property and whether certain fixtures are real or personal property are factual evaluations that cannot be determined with absolute certainty under current IRS regulations and are, therefore, somewhat uncertain.


Other Issues

         With respect to property acquired from and leased back to the same or an affiliated party, the IRS could assert that the Company realized prepaid rental income in the year of purchase to the extent that the value of the leased property exceeds the purchase price paid by the Company for that property. In litigated cases involving sale-leasebacks which have considered this issue, courts have concluded that buyers have realized prepaid rent where both parties acknowledged that the purported purchase price for the property was substantially less than fair market value and the purported rents were substantially less than the fair market rentals. Because of the lack of clear precedent and the inherently factual nature of the inquiry, complete assurance cannot be given that the IRS could not successfully assert the existence of prepaid rental income in such circumstances. The value of property and the fair market rent for properties involved in sale-leasebacks are inherently factual matters and always subject to challenge.

         Additionally,  it  should  be  noted  that  Section  467  of  the  Code
(concerning leases with increasing rents) may apply to those leases of the Company which provide for rents that increase from one period to the next.
Section 467 provides that in the case of a so-called "disqualified leaseback agreement," rental income must be accrued at a constant rate. If such constant rent accrual is required, the Company would recognize rental income in excess of cash rents and as a result, may fail to have adequate funds available to meet the 95% dividend distribution requirement. "Disqualified leaseback agreements" include leaseback transactions where a principal purpose of providing increasing rent under the agreement is the avoidance of federal income tax. Because Section 467 directs the Treasury to issue regulations providing that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts, additional rent provisions of leases containing such clauses should not be "disqualified leaseback agreement." In addition, the legislative history of Section 467 indicates that the Treasury should issue regulations under which leases providing for fluctuations in rents by no more than a reasonable percentage from the average rent payable over the term of the lease will be deemed to not be motivated by tax avoidance. This legislative history indicates that a standard allowing a ten percent fluctuation in rents may be too restrictive for real estate leases. It should be noted, however, that leases involved in sale-leaseback transactions are subject to special scrutiny under this Section. The Company, based on its evaluation of the value of the property and the terms of the leases, does not believe it has or will have in the future rent subject to the provisions of Section 467.

         Subject to a safe harbor exception for annual sales of up to seven properties (or properties with a basis of up to 10% of the REIT's assets) that have been held for at least four years, gain from sales of property held for sale to customers in the ordinary course of business is subject to a 100% tax. The simultaneous exercise of options to acquire leased property that may be granted to certain tenants or other events could result in sales of properties by the Company that exceed this safe harbor. However, the Company believes that in such event, it will not have held such properties for sale to customers in the ordinary course of business.


Depreciation of Properties

         For tax purposes, the Company's real property is being and will continue to be depreciated over 31.5 or 39 years using the straight-line method of depreciation and its personal property over various periods utilizing accelerated and straight-line methods of depreciation.


Failure to Qualify as a REIT

         If the Company were to fail to qualify for federal income tax purposes as a REIT in any taxable year, and the relief provisions were found not to apply, the Company would be subject to tax on its taxable income at regular corporate rates (plus any applicable alternative minimum tax). Distributions to shareholders in any year in which the Company failed to qualify would not be deductible by the Company nor would they be required to be made. In such event, to the extent of current and/or accumulated earnings and profits, all distributions to shareholders would be taxable as ordinary income and, subject to certain limitations in the Code, eligible for the 70% dividends received deductions for corporate shareholders. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company's incurring substantial indebtedness (to the extent borrowings were feasible) or liquidating substantial investments in order to pay the resulting taxes.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         11.1  Statement re:  Computation of Per-Share Earnings

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three months ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEALTHCARE REALTY TRUST INCORPORATED


                                    By:     /s/ Timothy G. Wallace

                                            Timothy G. Wallace
                                            Executive Vice President, Finance
                                              and Chief Financial Officer

August 12, 1996

                                  EXHIBIT INDEX


Exhibit
Number               Description of Exhibits

11.1                 Statement re:  Computation of Per-Share Earnings







EXHIBIT 11 - Statement Re: Computation of Per Share Earnings
           Three Months        Three Months        Six Months         Six Months
               Ended              Ended               Ended              Ended
         June 30, 1996      June 30, 1995       June 30, 1996      June 30, 1995
    ------------------  -----------------  ------------------ ------------------

Weighted Average
- ------------------------
Average Shares
Outstanding  13,190,730       12,964,598          13,134,021          12,962,843
             ==========       ==========          ==========          ==========
Net income   $4,952,468       $4,519,300          $9,710,651          $9,024,572
             ==========       ==========          ==========          ==========
Per share
amount            $0.38            $0.35               $0.74               $0.70
             ==========       ==========          ==========          ==========

Primary (1)
- ------------------------

Average Shares
Outstanding  13,190,730       12,964,598          13,134,021          12,962,843
Net effect of
dilutive stock
options--
based on treasury
stock method     24,211           16,046              23,169              11,305
             ==========       ==========        ============          ==========
Total        13,214,941       12,980,644          13,157,190          12,974,148
             ==========       ==========        ============          ==========
Net income   $4,952,468       $4,519,300          $9,710,651          $9,024,572
             ==========       ==========        ============          ==========
Per share amount  $0.37            $0.35               $0.74               $0.70
             ==========       ==========        ============          ==========


Fully Diluted (1)
- ------------------------

Average Shares
Outstanding  13,190,730       12,964,598          13,134,021          12,962,843
Net effect of
dilutive stock
options--
based on treasury
stock method     33,770           16,046              27,948              11,305
             ==========       ==========         ===========          ==========
Total        13,224,500       12,980,644          13,161,969          12,974,148
             ==========       ==========         ===========          ==========
Net income   $4,952,468       $4,519,300          $9,710,651          $9,024,572
             ==========       ==========         ===========          ==========
Per share amount  $0.37            $0.35               $0.74               $0.70
             ==========       ==========         ===========          ==========