Form 10-Q
period 1996-09-30
HEALTHCARE REALTY TRUST INC
filed 1996-11-18
CIK 899749

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---
                THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: September 30, 1996

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

                               (615) 269-8175
              Registrant telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                  ---        ----

   As of November 1, 1996, 13,201,174 shares of the Registrants Common Stock,
                    $.01 par value, were outstanding.

                      HEALTHCARE REALTY TRUST
                           INCORPORATED
                            FORM 10-Q
                        September 30, 1996
                        TABLE OF CONTENTS

Part I - Financial Information
                                                            Page
 Item 1. Financial Statements
         Condensed Consolidated Balance Sheets                 1
         Condensed Consolidated Statements of Income           2
         Condensed Consolidated Statements of Cash Flows       4
         Notes to Condensed Consolidated Financial Statements  5

 Item 2. Managements Discussion and Analysis of Financial Condition
         and Results of Operations                            13

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K             18

Signature                                                     19

                                       Healthcare Realty Trust Incorporated
                                      Condensed Consolidated Balance Sheets

                                                                                   (Unaudited)              (1)
ASSETS                                                                           Sept. 30, 1996        Dec. 31, 1995
------                                                                           --------------        -------------

Real estate properties:
       Land                                                                        $43,649,286          $41,435,193
       Buildings and improvements                                                  291,199,064          273,522,934
       Personal property                                                             3,042,853            2,761,458
       Construction in progress                                                     39,716,995           15,253,397
                                                                                    ----------           ----------
                                                                                   377,608,198          332,972,982
       Less accumulated depreciation                                               (20,731,105)         (14,492,646)
                                                                                   -----------          -----------
             Total real estate properties, net                                     356,877,093          318,480,336

Cash and cash equivalents                                                            1,440,371            9,142,775

Restricted cash                                                                        597,000              552,885

Receivables                                                                          1,499,060            1,378,261

Deferred costs, net                                                                  1,246,803            1,497,045

Other assets                                                                         6,740,109            5,726,375
                                                                                     ---------            ---------

Total assets                                                                      $368,400,436         $336,777,677
                                                                                  ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
       Notes and bonds payable                                                    $129,155,000          $92,970,000

       Security deposits payable                                                     4,172,490            4,562,490

       Accounts payable and accrued liabilities                                      3,255,730            4,214,599

       Deferred income                                                                 689,753              582,795

       Commitments and contingencies                                                         0                    0
                                                                                             -                    -
Total liabilities                                                                  137,272,973          102,329,884
                                                                                   -----------          -----------

Stockholders' equity:
       Preferred stock, $.01 par value; 50,000,000 shares
             authorized; none outstanding                                                    0                    0
       Common stock, $.01 par value; 150,000,000 shares authorized; 13,201,174 issued and outstanding at Sept. 30, 1996 and 12,976,796 at Dec. 31,
             1995                                                                      132,012              129,768

       Additional paid-in capital                                                  248,451,336          243,418,805

       Deferred compensation                                                        (4,663,927)            (478,288)

       Cumulative net income                                                        52,547,589           37,923,238

       Cumulative dividends                                                        (65,339,547)         (46,545,730)
                                                                                   -----------          -----------
Total stockholders' equity                                                         231,127,463          234,447,793
                                                                                   -----------          -----------

Total liabilities and stockholders' equity                                        $368,400,436         $336,777,677

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

                                 Healthcare Realty Trust Incorporated
                              Condensed Consolidated Statements of Income
                         For the Three Months Ended September 30, 1996 and 1995
                                              (Unaudited)


                                                                                       1996                 1995
                                                                                       ----                 ----
REVENUES:
       Rental income                                                                $8,763,658          $8,219,488
       Management fees                                                                 281,122             102,876
       Interest and other income                                                       464,239              54,205
                                                                                       -------              ------
                                                                                     9,509,019           8,376,569
                                                                                     ---------           ---------

EXPENSES:
       General and administrative                                                      526,394             557,386
       Interest                                                                      1,876,117           1,321,423
       Depreciation                                                                  2,112,782           1,930,543
       Amortization                                                                     80,026              40,949
                                                                                        ------              ------
                                                                                     4,595,319           3,850,301
                                                                                     ---------           ---------

NET INCOME                                                                          $4,913,700          $4,526,268
                                                                                    ==========          ==========

NET INCOME PER SHARE                                                                     $0.37               $0.35
                                                                                         =====               =====

FUNDS FROM OPERATIONS                                                               $6,936,857          $6,413,618
                                                                                    ==========          ==========

FUNDS FROM OPERATIONS PER SHARE                                                          $0.53               $0.49
                                                                                         =====               =====

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 13,198,553          12,968,799

(The accompanying notes, together with the Notes to the Consolidated Financial
Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.)


                            Healthcare Realty Trust Incorporated
                         Condensed Consolidated Statements of Income
                    For the Nine Months Ended September 30, 1996 and 1995
                                        (Unaudited)


                                                                                      1996               1995
                                                                                      ----               ----
REVENUES:
       Rental income                                                              $26,020,223        $23,926,182
       Management fees                                                                881,938            232,468
       Interest and other income                                                      725,307             90,160
                                                                                      -------             ------
                                                                                   27,627,468         24,248,810
                                                                                   ----------         ----------

EXPENSES:
       General and administrative                                                   1,566,186          1,556,447
       Interest                                                                     4,946,790          3,387,295
       Depreciation                                                                 6,239,214          5,635,852
       Amortization                                                                   250,927            118,376
                                                                                      -------            -------
                                                                                   13,003,117         10,697,970
                                                                                   ----------         ----------

NET INCOME                                                                        $14,624,351        $13,550,840
                                                                                  ===========        ===========

NET INCOME PER SHARE                                                                    $1.11              $1.05
                                                                                        =====              =====

FUNDS FROM OPERATIONS                                                             $20,602,529        $19,061,431
                                                                                  ===========        ===========

FUNDS FROM OPERATIONS PER SHARE                                                         $1.57              $1.47
                                                                                        =====              =====

WEIGHTED AVERAGE SHARES OUTSTANDING                                                13,155,689         12,964,850
                                                                                   ==========         ==========

(The accompanying notes, together with the Notes to the Consolidated Financial
Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.)

                                 Healthcare Realty Trust Incorporated
                            Condensed Consolidated Statements of Cash Flows
                         For the Nine Months Ended September 30, 1996 and 1995
                                              (Unaudited)



                                                                                       1996             1995
                                                                                       ----             ----
Cash flows from operating activities:
       Net income                                                                  $14,624,351       $13,550,840
             Adjustments to reconcile net income to cash provided by operating activities:
                Depreciation and amortization                                        6,520,667         5,793,706
                Deferred compensation                                                  365,368                 0
                Increase in deferred income                                            106,958           272,606
                Increase in receivables and other assets                            (1,134,533)         (912,609)
                Increase (decrease) in accounts payable and accrued liabilities       (958,869)          153,466
                                                                                      --------           -------
             Net cash provided by operating activities                              19,523,942        18,858,009
                                                                                    ==========        ==========

Cash flows from investing activities:
       Acquisition of real estate properties                                       (44,573,676)      (36,227,919)
       Acquisition of subsidiary                                                             0          (380,000)
       Disbursement of security deposits                                              (390,000)         (197,282)
                                                                                      --------          --------
             Net cash used in investing activities                                 (44,963,676)      (36,805,201)
                                                                                   ===========       ===========

Cash flows from financing activities:
       Borrowings on long-term notes payable                                        66,300,000       121,700,000
       Repayments on long-term notes payable                                       (30,115,000)      (69,105,000)
       Deferred financing and organization costs paid                                  (31,209)       (1,075,537)
       Decrease in restricted cash                                                     (44,115)          (53,099)
       Dividends paid                                                              (18,566,441)      (17,694,434)
       Proceeds from issuance of common stock                                          194,095           317,364
                                                                                       -------           -------
             Net cash provided by financing activities                              17,737,330        34,089,294
                                                                                    ==========        ==========

Increase (decrease) in cash and cash equivalents                                    (7,702,404)       16,142,102
Cash and cash equivalents, beginning of period                                       9,142,775           496,852
                                                                                     ---------           -------
Cash and cash equivalents, end of period                                            $1,440,371       $16,638,954
                                                                                    ==========       ===========

(The accompanying notes, together with the Notes to the Consolidated Financial
Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.)

                   HEALTHCARE  REALTY  TRUST
                          INCORPORATED
       NOTES  TO  CONDENSED  CONSOLIDATED FINANCIAL   STATEMENTS
                       SEPTEMBER  30,  1996
                           (Unaudited)

NOTE  1.  BASIS  OF PRESENTATION

 The  accompanying   unaudited  condensed   consolidated  financial
statements of Healthcare Realty Trust Incorporated (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Companys Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Companys Annual Report on Form 10-K for the year ended December 31, 1995.

The  results  of operations  for  the  nine-month  period  ending  September
30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Certain reclassifications have been made for the period July 1, 1995 through September 30, 1995 and for the period January 1, 1995 through
September 30, 1995 to conform to the 1996 presentation. These reclassifications had no effect on the results of operations as previously reported.

NOTE 2. ORGANIZATION

The  Company  was  organized  to  invest  in   healthcare-related
properties located throughout the United States, including ancillary hospital facilities, medical office buildings, physician clinics, long-term care facilities, comprehensive ambulatory care centers, clinical laboratories and ambulatory surgery centers. In addition to acquisitions of existing facilities, the Company provides capital for the construction of new facilities and through its wholly-owned subsidiary, Healthcare Realty Management Incorporated, provides property management, leasing and build-to-suit development services. The Company commenced operations on June 3, 1993 following the completion of an initial public offering. As of September 30, 1996, the Company had purchased, developed or had under development, 66 properties,the Properties, for an aggregate investment of $377,608,198 located in 36 markets in 14 states, which are supported by 15 healthcare-related entities. The Properties include 34 ancillary hospital facilities, 3 medical office buildings, 7 physician clinics, 13 long-term care facilities, 4 comprehensive ambulatory care centers, 2 clinical laboratories, and 3 ambulatory surgery centers. See Schedule 1 following Notes
to  Condensed   Consolidated  Financial  Statements  for  detailed  information concerning the Properties.

NOTE 3. FUNDS FROM OPERATIONS

Funds from operations, as defined by the National Association of Real Estate Investment Trusts, Inc.,NAREIT, 1995 White Paper, means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation from real estate assets.

The Company considers funds from operations to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Companys operating performance or as an alternative to cash flow as a measure of liquidity. Funds from operations for the three months ended September 30, 1996 and 1995, were $6,936,857 ($0.53 per share) and $6,413,618 ($0.49 per share), respectively.

Funds from operations for the nine months ended September 30, 1996 and 1995 were $20,602,529 ($1.57 per share) and $19,061,431 ($1.47 per share, respectively.
NAREIT encourages REITs to make reporting changes consistent with the 1995 NAREIT White Paper on Funds from Operations no later than fiscal year 1996. Beginning with first quarter 1996 operations, the Companys policy has been to report funds from operations calculated on the NAREIT 1995 White Paper while providing supplemental information based upon previous methodology.

                                                          FUNDS FROM OPERATIONS

                                                         Three Months Ended                    Three Months Ended
                                                         September 30, 1996                    September 30, 1995
                                                       NAREIT                                                 Previous
                                                    White Paper         Previous            NAREIT           Methodology
                                                    As Reported        Methodology        White Paper        As Reported
    Net Income                                      $4,913,700         $4,913,700         $4,526,268          $4,526,268

         Non-recurring items                                 0                  0                  0                   0

         Gain or loss on dispositions                        0                  0                  0                   0

         Straight line rents                                 0                  0                  0                   0

    ADD:

         Depreciation

           Real estate                               2,023,157          2,023,157          1,887,350           1,887,350
           Office F,F&E                                      0             44,199                  0               5,475
           Leasehold improvements                            0             35,406                  0              37,718
           Other non-revenue producing assets                0             10,020                  0                   0
                                                             -             ------                  -                   -
                                                     2,023,157          2,112,782          1,887,350           1,930,543
                                                     ---------          ---------          ---------           ---------

         Amortization

           Acquired property contracts (1)                   0             63,852                  0              39,600
           Other non-revenue producing assets                0             14,520                  0                   0
           Organization costs                                0              1,654                  0               1,349
                                                             -              -----                  -               -----
                                                             0             80,026                  0              40,949
                                                             -             ------                  -              ------


         Deferred financing costs (2)                        0             92,067                  0              59,644
                                                             -             ------                  -              ------


         Total Adjustments                           2,023,157          2,284,875          1,887,350           2,031,136
                                                     ---------          ---------          ---------           ---------

    Funds From Operations                           $6,936,857         $7,198,575       $  6,413,618         $ 6,557,404
                                                    ==========         ==========       ============         ===========

    Weighted Average Shares Outstanding             13,198,553         13,198,553         12,968,799          12,968,799
                                                    ==========         ==========         ==========          ==========

    Funds From Operations Per Share              $        0.53      $        0.55    $          0.49      $         0.51
                                                 =============      =============    ===============      ==============

(1) Amortization of the acquisition cost of revenue producing property management and development contracts.

(2) Amortization of deferred financing costs is reported as part of interest expense on the income statement.

                                                          FUNDS FROM OPERATIONS

                                                          Nine Months Ended                     Nine Months Ended
                                                          September 30, 1996                    September 30, 1995
                                                        NAREIT                                                  Previous
                                                     White Paper       Previous            NAREIT            Methodology
                                                     As Reported      Methodology        White Paper         As Reported
                                                     -----------      -----------        -----------         -----------
    Net Income                                       $14,624,351      $14,624,351        $13,550,840         $13,550,840

         Non-recurring items                                   0                0                  0                   0

         Gain or loss on dispositions                          0                0                  0                   0

         Straight line rents                                   0                0                  0                   0

    ADD:

         Depreciation

           Real estate                               5,978,178          5,978,178          5,510,591           5,510,591
           Office F,F&E                                      0            125,053                  0              54,897
           Leasehold improvements                            0            104,513                  0              70,364
           Other non-revenue producing assets                0             31,470                  0                   0
                                                             -             ------                  -                   -
                                                     5,978,178          6,239,214          5,510,591           5,635,852
                                                     ---------          ---------          ---------           ---------
         Amortization

           Acquired property contracts (1)                   0            199,728                  0             114,326
           Other non-revenue producing assets                0             46,076                  0                   0
           Organization costs                                0              5,123                  0               4,050
                                                             -              -----                  -               -----
                                                             0            250,927                  0             118,376
                                                             -            -------                  -             -------

         Deferred financing costs (2)                        0            276,000                  0             153,808
                                  --                         -            -------                  -             -------


         Total Adjustments                           5,978,178          6,766,141          5,510,591           5,908,036
                                                     ---------          ---------          ---------           ---------

    Funds From Operations                          $20,602,529        $21,390,492        $19,061,431         $19,458,876
                                                   ===========        ===========        ===========         ===========

    Weighted Average Shares Outstanding             13,155,689         13,155,689         12,964,850          12,964,850
                                                    ==========         ==========         ==========          ==========

    Funds From Operations Per Share              $        1.57      $        1.63    $          1.47      $         1.50
                                                 =============      =============    ===============      ==============

(1)      Amortization of the acquisition  cost of revenue  producing  property  management and development contracts.

(2)      Amortization of deferred  financing  costs is reported as part of interest  expense on the income statement.

NOTE 4.  NOTES PAYABLE

SENIOR NOTES

     On September 18, 1995, the Company privately placed $90,000,000 of its unsecured Senior Notes (the Senior Notes) with sixteen credit institutions. The Senior Notes bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. Beginning on September 1, 1998 and on each September 1 through 2002, the Company must amortize $18,000,000 of principal. The note agreements contain certain representations, warranties and financial and other covenants customary in such loan agreements.

SENIOR UNSECURED REVOLVING CREDIT

Facility The Company currently has a $75,000,000 Senior Unsecured Revolving Credit Facility (the Senior Credit Facility) from four commercial banks. At the option of the Company, borrowings bear interest at: (1) one of the banks prime rate, or (2) the LIBOR rate for one, two, three, or six month dollar deposits plus 1.25%. The Company pays a commitment fee of .25 of 1% per annum on the unused portion of funds available for borrowing under the Senior Credit Facility. The Senior Credit Facility expires on August 3, 1997, is unsecured, and contains certain representations, warranties and financial and other covenants customary in such loan agreements.

     A summary of notes payable at September 30, 1996 is as follows:
          Senior Notes                      $90,000,000
          Senior Credit Facility             36,300,000
          Other                               2,855,000
            Total                          $129,155,000

NOTE 5. ACQUISITIONS

     Effective January 1, 1995, the Company through its wholly-owned subsidiary, Healthcare Realty Management Incorporated, purchased substantially all of the assets of and assumed certain liabilities of Starr Sanders Johnson, Inc., a provider of property management and development services to healthcare companies, for approximately $3,800,000.


NOTE 6.  DEFERRED COMPENSATION

     Effective January 23, 1996, 141,666 restricted shares of the Companys common stock previously reserved were released to certain officers of the Company upon the achievement of the Companys performance based criteria in accordance with the terms of the First Implementation of the Companys 1993 Employees Stock Incentive Plan, the Employees Plan. These restricted shares require continued employment prior to vesting. Effective January 23, 1996, 262,530 options to purchase the Companys common stock were canceled and 61,181 restricted shares of the Companys common stock were released to non-employee directors and certain officers of the Company in accordance with the 1993 Outside Directors Stock Incentive Plan and the Employees Plan. These restricted shares require continued service to the Company prior to vesting.


NOTE 7.  COMMITMENTS

     As of september 30, 1996, the company had a net investment of $39,716,995 for six build-to-suit developments in progress and two expansions of existing facilities, which have a total remaining funding commitment of $23,082,941.

     The company has also entered into a definitive agreement to purchase an ancillaryhospital facility in fountain valley, california for approximately $15,000,000. The facility, currently under construction and financed by a commercial bank, will be purchased upon completion. The company will either assume the existing debt or fund the acquisition from proceeds borrowed under the senior credit facility.

     The company has entered into a definitive agreement for the merger of a real estate holding corporation into a subsidiary of the company. The acquisition value of the corporations assets is approximately $43,500,000, to be paid by the issuance of approximately 695,000 shares of company common stock and the assumption of approximately $27,200,000 of liablilities. The board of directors and shareholders of the holding corporation have approved the merger agreement, which is now subject to various closing contingencies. The closing is expected to occur in november, 1996. Following the closing, the real estate will be substantially leased to a multi-specialty group practice located in virginia and guaranteed by a public physician practice management company.

     As of November 13, 1996, the company had acquired during the fourth quarter of 1996, a physician clinic in west palm beach, florida for approximately $3,625,000. This acquisition was funded from proceeds borrowed under the senior credit facility.

    SCHEDULE 1 - REAL ESTATE AND ACCUMULATED DEPRECIATION AT SEPTEMBER 30, 1996

       FACILITY TYPE/NAME         FACILITY    LAND      BUILDINGS  PERSONAL      (2)       (1) (2)   DATE          DATE OF
                                  LOCATION                  &      PROPERTY     TOTAL    ACCUMULATED ACQUIRED   CONSTRUCTION
                                                       IMPROVEMENTS                      DEPRECIATION
                                                          & CIP
ANCILLARY HOSPITAL FACILITIES
   1 Orange Grove Medical Clinic     AZ       $308,070  $4,965,923        $0  $5,273,993    $519,001   1993         1988
   2 Eaton Canyon Medical            CA      1,337,483   3,106,587         0   4,444,070     129,441   1995         1984
     Building
   3 Fountain Valley - AHF 1         CA      2,218,847   3,297,543         0   5,516,390     179,689   1994         1973
   4 Fountain Valley - AHF 2         CA      2,059,953   3,047,816         0   5,107,769     166,081   1994         1975
   5 Fountain Valley - AHF 3         CA      3,149,515   5,635,848         0   8,785,363     307,107   1994         1981
   6 Fountain Valley - AHF 4         CA      3,160,865   5,828,809         0   8,989,674     317,622   1994         1984
   7 Valley Presbyterian (15211)     CA      1,720,127   5,797,840    20,237   7,538,204     615,344   1993         1981
   8 Valley Presbyterian             CA      1,522,222   3,787,288    18,267   5,327,777     404,302   1993      1961, 1968,
     (6840-50)                                                                                                     1984-85
   9 Coral Gables Medical Plaza      FL        532,112  10,676,167         0  11,208,279     695,784   1994         1991
  10 Deering Medical Plaza           FL              0   5,072,041         0   5,072,041     287,188   1994         1994
  11 East Pointe Medical Plaza       FL         45,216   4,936,632         0   4,981,848     237,362   1994         1994
  12 Gulf Coast Medical Centre       FL              0   4,791,941         0   4,791,941     222,510   1994         1994
  13 Palms of Pasadena Medical       FL              0   5,483,950         0   5,483,950     245,351   1994         1994
     Plaza
  14 Southwest Medical Centre        FL              0   8,042,863         0   8,042,863     403,885   1994         1994
     Plaza
  15 Southwest Medical Centre        FL              0   1,620,558         0   1,620,558      64,060   1995         1977
     Plaza II
  16 Candler Parking Garage          GA              0   4,169,090         0   4,169,090     112,212   1994         1995
  17 Candler Professional Office     GA              0   7,177,853         0   7,177,853     406,423   1994         1981
     Building
  18 Candler Regional Heart          GA              0   8,685,718         0   8,685,718     211,577   1995         1995
     Center
  19 North Fulton Medical Arts       GA        696,248   5,049,843    38,409   5,784,500     371,046   1993         1983
     Plaza
  20 Northwest Medical Center        GA      1,268,962   8,967,284         0  10,236,246     550,902   1994         1975
  21 Overland Park Regional          KS              0   6,750,795         0   6,750,795           0   1995         Under
     Medical Center (3)                                                                                         construction
  22 Hendersonville Medical          TN        395,056   2,743,834         0   3,138,890     170,618   1994         1991
     Office Building
  23 Bayshore Doctors Center         TX        125,471   1,767,799    12,547   1,905,817     190,584   1993         1989
  24 Lake Pointe Medical Plaza       TX        217,941   1,507,165    12,023   1,737,129     113,466   1993         1988
  25 Oregon Medical Building         TX        999,193  17,445,917    39,968  18,485,078   1,841,877   1993         1992
  26 Rosewood Professional           TX        682,867   4,569,953         0   5,252,820     278,318   1994         1982
     Building
  27 Southwest General Birthing      TX        124,000   3,112,289         0   3,236,289     162,934   1993         1994
     Center
  28 Spring Branch Professional      TX      3,833,076  10,295,139   173,532  14,301,747   1,156,534   1993         1985
     Building
  29 Trinity Valley Birthing         TX         73,147   3,598,453         0   3,671,600     103,802   1994         1995
     Center
  30 Twelve Oaks Medical Plaza       TX        389,107   3,361,478    21,465   3,772,050     233,414   1993      1968, 1994
  31 Chippenham Medical Offices      VA              0   3,771,668         0   3,771,668     212,074   1994        1972-80
  32 Chippenham Medical Offices      VA        874,497   3,718,966         0   4,593,463     212,074   1994         1994
  33 Johnston-Willis Medical         VA      1,912,645   6,860,932         0   8,773,577     361,145   1994     1980, 1987-88
     Offices
  34 Johnston-Willis Medical Ofc     VA              0   5,855,715         0   5,855,715     346,983   1994      1993, 1994
                                                     -   ---------         -   ---------     -------
                                              27,646,620 185,501,697   336,448 213,484,765  11,830,710
                                            ---------- -----------   ------- -----------  ----------
AMBULATORY SURGERY CENTERS
  35 Bakersfield Surgery Center      CA        209,246     828,613     8,370   1,046,229      90,487   1993         1985
  36 Valley View Surgery Center      NV        940,000   2,860,571         0   3,800,571     161,971   1994         1994
  37 Physicians Daysurgery Center    TX        509,891   1,514,376    15,296   2,039,563     165,375   1993         1985
  --                                           -------   ---------    ------   ---------     -------
                                             1,659,137   5,203,560    23,666   6,886,363     417,832
                                             ---------   ---------    ------   ---------     -------

COMPREHENSIVE AMBULATORY CARE
CENTERS
  38 Five Points Medical             FL              0   8,146,877         0   8,146,877           0   1995         Under
     Building (3)                                                                                               construction
  39 Huebner Medical Center          TX        601,475  11,267,141    60,148  11,928,764   1,191,210   1993         1991
  40 Huebner Medical Center II       TX      1,041,298   8,103,239         0   9,144,537     245,702   1994         1995
  41 St. Andrews                     FL      1,010,373   5,588,167         0   6,598,540      11,651   1996         1995
  --                                         ---------   ---------         -   ---------      ------
                                             2,653,146  33,105,425    60,148  35,818,718   1,448,563
                                             ---------  ----------    ------  ----------   ---------

CLINICAL LABORATORIES
  42 Midtown Medical Center          AL        180,633   8,601,151     8,028   8,789,812     902,656   1993      1906, 1986
  43 Puckett Laboratory              MS        537,660   3,718,165    29,660   4,285,485     294,593   1993      1986, 1991
  --                                           -------   ---------    ------   ---------     -------
                                               718,293  12,319,316    37,688  13,075,297   1,197,248
                                               -------  ----------    ------  ----------   ---------
LONG-TERM CARE FACILITIES
  44 Fountain Valley - Living        CA      1,361,952  11,325,746         0  12,687,698     617,160   1994         1989
     Care Center
  45 Life Care Center of Aurora      CO      1,651,477   4,579,039         0   6,230,516     249,520   1994         1994
  46 Life Care Center of Orange      FL      1,203,720   8,388,977         0   9,592,697      33,996   1995         1996
     Park
  47 Life Care Center of Wichita     KS              0   5,345,535         0   5,345,535           0   1996         Under
     (3)                                                                                                        construction
  48 Life Care Center of             CO              0   2,313,753         0   2,313,753           0   1996         Under
     Westminster (3)                                                                                            construction
  49 New Harmonie Healthcare         IN         96,059   3,511,750    32,331   3,640,140     382,035   1993         1987
     Center
  50 Fenton Extended Care Center     MI         40,463   3,467,687    32,345   3,540,495     377,445   1993         1968
  51 Meadows Nursing Center          MI          6,984   3,241,787    35,415   3,284,186     355,253   1993      1971, 1977
  52 Ovid Convalescent Manor         MI         62,326   2,562,255    48,791   2,673,372     146,750   1993         1968
  53 Wayne Convalescent Center       MI         52,468     963,337    33,548   1,049,353     116,260   1993         1967
  54 Westgate Manor Nursing Home     MI         30,855   1,633,307    32,887   1,697,049     185,973   1993      1964, 1974
  55 Life Care Center of Houston     TX              0   6,075,422         0   6,075,422           0   1995         Under
     (3)                                                                                                        construction
  56 Life Care Center of Forth       TX              0   8,218,584         0   8,218,584           0   1995         Under
  --                                                 -   ---------         -   ---------           -
     Worth (3)                                                                                                  construction
                                             4,506,304  61,627,179   215,317  66,348,800   2,464,391
                                             ---------  ----------   -------  ----------   ---------
MEDICAL OFFICE BUILDINGS
  57 Rowlett Medical Plaza           TX        166,123   1,810,249         0   1,976,372      98,644   1994         1994
  58 New River Valley Med. Arts      VA         43,126     839,285    43,611     926,022     107,968   1993         1988
     Building
  59 Valley Medical Center           VA         64,347     867,590    83,179   1,015,116     129,301   1993         1989
  --                                            ------     -------    ------   ---------     -------
                                               273,596   3,517,124   126,790   3,917,510     335,912
                                               -------   ---------   -------   ---------     -------

PHYSICIAN CLINICS
  60 Doctors Clinic                 FL      2,183,572   8,070,828    50,781  10,305,181     867,084   1993      1969, 1973
  61 Medical & Surgical              FL        906,829   4,297,647         0   5,204,476     231,635   1994         1991
     Institute of Ft. Lauderdale
  62 Southwest Florida               FL        468,544   3,135,642         0   3,604,186     190,966   1994         1984
     Orthopedic Center
  63 Woodstock Clinic                GA        586,435   2,087,444         0   2,673,879     136,042   1994         1991
  64 Durham Medical Center           TX        992,738   7,153,803   364,987   8,511,528     625,791   1993         1993
  65 Valley Diagnostic Medical       TX        661,287   3,776,918    20,118   4,458,323     404,077   1993         1982
     and Surgical Clinic
  66 Clinica Latina                  CA        392,785     331,685         0     724,470      11,694   1995         1991
  --                                           -------     -------         -     -------      ------
                                             6,192,190  28,853,967   435,886  35,482,043   2,467,289
                                             ---------  ----------   -------  ----------   ---------

     Total Real Estate ($)                  43,649,286  330,128,268 1,235,943 375,013,497 20,161,947
                                           =========== ============ ========= =========== ==========

     Corporate Property                              0           0 1,806,910   1,806,910     569,158

     Third Party Developments                        0     787,791         0     787,791           0

     Total Property ($)                     43,649,286  330,916,060 3,042,853 377,608,198 20,731,105
                                           =========== ============ ========= =========== ==========


(1)  Depreciation is provided on buildings and improvements over 31.5 or 39.0 years and personal property over 3.0, 5.0 or 7.0 years.

(2)  Reconciliations of Total Property and Accumulated Depreciation for the quarter ended September 30, 1996:

                                             Three Months Ended                 Nine Months Ended
                                                   9/30/96                           9/30/96

                                              Total    Accumulated              Total     Accumulated
                                            Property   Depreciation            Property   Depreciation

     Beginning Balance                    $357,692,902 $18,619,077          $332,972,982 $14,492,646
     Retirements/Dispositions:
     Corporate Property                        (5,033)       (755)               (5,033)       (755)
     Additions during the period:
     Acquisitions/Improvements              16,970,477   2,023,158            19,881,563   5,978,179
     Corporate Property                         77,201      89,625               295,088     261,035
     Construction in Progress                2,872,651           0            24,463,598           0
                                             ---------           -            ----------           -
     Balance at September 30,             $377,608,198 $20,731,105           $377,608,19 $20,731,105
     1996                                 ============ ===========           ===========  ===========


(3)  Lessee development at September 30, 1996.

ITEM 2.         MANAGEMENTS DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OPERATING RESULTS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

     Total revenues for the quarter ended September 30, 1996 were $9,509,019 compared to $8,376,569 for the quarter ended September 30, 1995, which is an increase of $1,132,450, or 14%. The increase is primarily due to base rent derived from approximately $23,000,000 of property acquisitions and properties reclassified from construction in progress subsequent to September 30, 1995. In addition, revenues during the quarter ended September 30, 1996 reflect an increase of $178,246, or 173% of property management fees (see Note 5). At September 30, 1996, the Company managed 52 properties compared to 25 properties at September 30, 1995. Interest and other income for the quarter ended September 30, 1996 were $464,239 compared to $54,205 for the quarter ended September 30, 1995 due to an increase in third party development fees. In addition, the
Company benefited from a short-term arbitrage situation created by the refinancing of approximately $30,800,000 of mortgage notes for a current healthcare tenant.

     Total expenses for the quarter ended September 30, 1996 were 4,595,319 compared to $3,850,301 for the quarter ended September 30, 1995, which is an increase of $745,018, or 19%. Depreciation expense increased $182,239 due to the acquisition of additional properties and the completion of properties under construction which were discussed in the preceding paragraph. There was no significant change in general and administrative expenses. Interest expense increased from $1,321,423 during the third quarter of 1995 to $1,876,117 during the third quarter of 1996. As previously discussed in the notes to the financial statements, on September 18, 1995, the Company privately placed $90,000,000 of its unsecured 7.41% Senior Notes with sixteen credit institutions. During the third quarter of 1995, the Company had an average outstanding debt balance of $83,600,000 in comparison to an average outstanding balance of $128,200,000 during the third quarter of 1996. As discussed in the preceeding paragraph, the Company benefited from a short-term arbitrage situation created by the refinancing of approximately $30,800,000 of mortgage notes for a current healthcare tenant. In the process, the Company temporarily borrowed $30,000,000 for 36 days under the Senior Credit Facility. Amortization expense increased from $40,949 during the third quarter of 1995 to $80,026 during the third quarter of 1996 due to an increase in amortization of revenue producing management and development contracts acquired in the Starr Sanders Johnson, Inc. acquisition (See Note 5).

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

     Total revenues for the nine months ended September 30, 1996 were $27,627,468 compared to $24,248,810 for the nine months ended September 30, 1995, which is an increase of $3,378,658, or 14%. The increase is primarily due to base rent derived from approximately $23,000,000 of property acquisitions and properties reclassified from construction in progress subsequent to September 30, 1995. In addition, revenues during the nine months ended September 30, 1996 reflect an increase of $649,470, or 279% of property management fees (see Note
5). At September 30, 1996, the Company managed 52 properties compared to 25 properties at September 30, 1995. Interest and other income for the nine months ended September 30, 1996 were $725,307 compared to $90,160 for the nine months ended September 30, 1995 primarily due to an increase in third party development fees and income from a short-term arbitrage situation created by the refinancing of approximately $30,800,000 of mortgage notes for a current healthcare tenant.

     Total expenses for the nine months ended September 30, 1996 were $13,003,117 compared to $10,697,970 for the nine months ended September 30, 1995, which is an increase of $2,305,147, or 22%. Depreciation expense increased $603,362 due to the acquisition of additional properties and the completion of properties under construction which were discussed in the preceding paragraph. There was no significant change in general and administrative expenses. Interest expense increased from $3,387,295 for the nine months ending September 30, 1995 to $4,946,790 for the nine months ending September 30, 1996. As previously discussed in the notes to the financial statements, on September 18, 1995, the Company privately placed $90,000,000 of its unsecured 7.41% Senior Notes with sixteen credit institutions. During the nine months ended September 30, 1995, the Company had an average outstanding debt balance of $68,200,000 in comparison to an average outstanding balance of $105,400,000 during the nine months ended September 30, 1996. Amortization expense increased from $118,376 for the nine months ended September 30, 1995 to $250,927 for the nine months ended September 30, 1996 due to an increase in amortization of revenue producing management and development contracts acquired in the Starr Sanders Johnson, Inc. acquisition (see Note 5).

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had purchased, developed or had under development, 66 properties, the Properties, for an aggregate investment of $377,608,198 located in 36 markets in 14 states, which are supported by 15 healthcare-related entities. The Properties include 34 ancillary hospital facilities, 3 medical office buildings, 7 physician clinics, 13 long-term care facilities, 4 comprehensive ambulatory care centers, 2 clinical laboratories, and 3 ambulatory surgery centers. See Schedule 1 following Notes to Condensed Consolidated Financial Statements for detailed information concerning the Properties. The Company has financed its acquisitions to date through the sale or exchange of common stock, long-term indebtedness, borrowings under its credit facilities, and the assumption of bonds.

     On September 18, 1995, the Company privately placed $90,000,000 of its Senior Notes. The Senior Notes bear interest at 7.41% and mature on September 1, 2002 (see Note 4).

     The Company currently has a $75,000,000 Senior Credit Facility from four commercial banks that expires in August 1997 (see Note 4). At September 30, 1996, $36,300,000 was outstanding under the Senior Credit Facility, which results in a remaining borrowing capacity of $38,700,000.

     At September 30,1996,$2,855,000 of serial and term bonds were outstanding.

     At September 30,1996, the Company had stockholders equity of $231,127,463. The debt to total capitalization ratio was approximately 0.36 to 1.00 at September 30, 1996.

     During the third quarter of 1996, the company purchased a 29,000 square foot comprehensive ambulatory care center in West Palm Beach, Florida for approximately $6,700,000 which included 2.5 acres of land for a future $4,400,000 expansion which the Company will fund throughout the construction period. The initial acquisition was funded from proceeds borrowed under the Senior Credit Facility.

     During the third quarter of 1996, the company benefited from a short-term arbitrage situation created by the refinancing of approximately $30,800,000 of mortgage notes for a current healthcare tenant. The Company borrowed, and subsequently repaid 36 days later, $30,000,000 under the Senior Credit Facility as part of the transaction.

     During the quarter ended September 30, 1996, the Company funded a net $12,355,590 for construction in progress and capital additions ($37,066,092 for the nine months ended September 30, 1996). The sources of these funds were cash provided by Company operations and borrowings under the Senior Credit Facility.

     On August 15, 1996, the Company paid a dividend of $0.48 per share to the holders of its common stock as of the close of business on August 2, 1996. This dividend related to the period from April 1, 1996 through June 30, 1996.

     In October 1996, the Company announced payment of a dividend of $0.485 per share to the holders of common shares on November 6, 1996. The dividend will be paid on November 15, 1996. The dividend relates to the period July 1, 1996 through September 30, 1996. The Company presently plans to continue to pay its quarterly dividends, with increases consistent with its current practice. In the event that the Company cannot make additional investments in 1996 because of an inability to obtain new capital by issuing equity and debt securities, the Company will continue to be able to pay its dividends in a manner consistent with its current practice. No assurance can be made as to the effect upon the Companys ability to increase its quarterly dividends during periods subsequent to 1996, should access to new capital not be available to the Company.

     As of September 30, 1996, the Company had a net investment of $39,716,995 for six build-to-suit developments in progress and two expansions of existing facilities, which have a total remaining funding commitment of $23,082,941. These commitments will be funded from Company operations and proceeds borrowed under the Senior Credit Facility which had a remaining borrowing capacity of $38,700,000 at September 30, 1996.

     The Company has also entered into a definitive agreement to purchase an ancillary hospital facility in Fountain Valley, California for approximately $15,000,000. The facility, currently under construction and financed by a commercial bank, will be purchased upon completion. The Company will either assume the existing debt or fund the acquisition from proceeds borrowed under the Senior Credit Facility.

     The Company has entered into a definitive agreement for the merger of a real estate holding corporation into a subsidiary of the Company. The acquisition value of the corporations assets is approximately $43,500,000, to be paid by the issuance of approximately 695,000 shares of Company common stock and the assumption of approximately $27,200,000 of liablilities. The board of directors and shareholders of the holding corporation have approved the merger agreement, which is now subject to various closing contingencies. The closing is expected to occur in November, 1996. Following the closing, the real estate will be substantially leased to a multi-specialty group practice located in Virginia and guaranteed by a public physician practice management company.

     As of November 13, 1996, the Company had acquired during the fourth quarter of 1996, a physician clinic in West Palm Beach, Florida for approximately $3,625,000. This acquisition was funded from proceeds borrowed under the Senior Credit Facility.

     During 1995, the Company filed a Form S-3 shelf registration statement pertaining to $250,000,000 of equity securities, debt securities, and warrants. Such registration statement has been declared effective by the Securities and Exchange Commission. During the second quarter ended June 30, 1996, the Company filed a Form S-4 shelf registration statement relating to the issuance of shares of the Companys common stock, par value $.01 per share, in an aggregate amount of up to $50,000,000 to be issued from time to time in connection with acquisitions of assets, upon terms to be determined at the time of such offering. Such registration statement has also been declared effective by the Securities and Exchange Commission. The Company intends to offer securities under such registration statements from time to time to finance future acquisitions and build-to-suit developments as they occur. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions. Although management believes that the Company will be able to obtain additional financing or capital on terms acceptable to the Company in sufficient amounts to meet its liquidity needs, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company.

     Under the terms of the leases and other financial support agreements relating to the properties, tenants or healthcare providers are generally responsible for operating expenses and taxes relating to the properties. As a result of these arrangements, the Company does not believe that it will be responsible for any major expenses in connection with the properties during the respective terms of the agreements. The Company anticipates entering into similar arrangements with respect to any additional properties it acquires. After the term of the lease or financial support agreement, or in the event the financial obligations required by the agreement are not met, the Company anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated
expenditures  or  significant   borrowings  are  required,  the  Companys  cash
available for distribution and liquidity may be adversely affected.

     The Companys future results of operations will be influenced by the terms of any subsequent investments the Company may make, as well as its ability to generate revenues from the management and development services performed by Healthcare Realty Management.There can be no assurance that the Company will be able to purchase or develop additional properties or to lease to others on suitable terms or to successfully market the services offered by Healthcare Realty Management.

     Management believes that inflation should not have a materially adverse effect on the Company. The majority of the leases contain some provision for additional rent payments based on increases in various economic measures. These additional rent payments have not been significant to date.various economic measures. These additional rent payments have not been significant to date.

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         11.1  Statement re:  Computation of Per-Share Earnings

         (b)      Reports on Form 8-K

         During the three months ended September 30, 1996, the Company filed a Form 8-K dated September 30, 1996 in order for the Company to make certain cautionary statements with respect to forward-looking statements which the Company may make from time to time.

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

                                 HEALTHCARE REALTY TRUST INCORPORATED


                                 By:     /s/ Timothy G. Wallace

                                         Timothy G. Wallace
                                         Executive Vice President, Finance
                                          and Chief Financial Officer


Date:  November 13, 1996

                           EXHIBIT INDEX

Exhibit
Number               Description of Exhibits
------               -----------------------

11.1                 Statement re:  Computation of Per-Share Earnings

EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                 Three Months        Three Months        Nine Months        Nine Months
                                                     Ended              Ended               Ended              Ended
                                                Sept. 30, 1996      Sept. 30, 1995     Sept. 30, 1996     Sept. 30, 1995
                                               ------------------  -----------------  ------------------ ------------------
Weighted Average
------------------------

Average Shares Outstanding                            13,198,553         12,968,799          13,155,689         12,964,850
                                               ==================  =================  ================== ==================
Net income                                            $4,913,700         $4,526,268         $14,624,351        $13,550,840
                                               ==================  =================  ================== ==================
Per share amount                                           $0.37              $0.35               $1.11              $1.05
                                               ==================  =================  ================== ==================


Primary (1)
------------------------

Average Shares Outstanding                            13,198,553         12,968,799          13,155,689         12,964,850
Net effect of dilutive stock options--
    based on treasury stock method                        26,674             26,099              24,337             16,236
                                               ------------------  -----------------  ------------------ ------------------
Total                                                 13,225,227         12,994,898          13,180,026         12,981,086
                                               =================== =================  ================== ==================
Net income                                            $4,913,700         $4,526,268         $14,624,351        $13,550,840
                                               ==================  =================  ================== ==================
Per share amount                                           $0.37              $0.35               $1.11              $1.04
                                               ==================  =================  ================== ==================


Fully Diluted (1)
------------------------

Average Shares Outstanding                            13,198,553         12,968,799          13,155,689         12,964,850
Net effect of dilutive stock options--
    based on treasury stock method                        32,983             26,099              29,626             16,236
                                               ------------------  -----------------  ------------------ ------------------
Total                                                 13,231,536         12,994,898          13,185,315         12,981,086
                                               =================== =================  ================== ==================
Net income                                            $4,913,700         $4,526,268         $14,624,351        $13,550,840
                                               ==================  =================  ================== ==================
Per share amount                                           $0.37              $0.35               $1.11              $1.04
                                               ==================  =================  ================== ==================



(1)  In accordance with footnote 2 of paragraph 15 of APB Opinion No. 15, "Earnings Per Share", because the reduction is less than 3%, the weighted average shares outstanding were used in the computation of per share earnings.