Form 10-K
period 1996-12-31
HEALTHCARE REALTY TRUST INC
filed 1997-03-28
CIK 899749

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  _____________

                                    FORM 10-K
                                   (Mark One)
                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1996

                                       OR
               _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

                         Commission File Number: 1-11852
                                  ____________
                      HEALTHCARE REALTY TRUST INCORPORATED
             (Exact name of Registrant as specified in its charter)
                              Maryland 62 - 1507028
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                              3310 West End Avenue
                                    Suite 400
                           Nashville, Tennessee 37203
                    (Address of principal executive offices)

                                 (615) 269-8175
              (Registrant's telephone number, including area code)

Securities registered pursuant                           Name of Each Exchange
 to Section 12(b) of the Act:   Title of Each Class       on Which Registered
                                ___________________      _____________________
                                       None                      None
Securities registered pursuant
 to Section 12 (g) of the Act:  Common Stock, $.01 par value per share
                                ______________________________________
                                           Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on March 15,
1997) of the Registrant held by non-affiliates on March 15, 1997, was approximately $532,045,076.

     As of March 15, 1997, 19,227,803 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


     Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

     Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated into Part II of this Report.

     Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 1997 are incorporated into
Part III of this Report.

                                      (2)

                                TABLE OF CONTENTS

                                                                       Page



Item 1. Business..........................................................1
            The Company...................................................1
            Property Acquisition Activity.................................1
            Completed Property Development Activity.......................1
            Continuing Property Development Activity......................1
            Pending Developments..........................................1
            Investment Policy.............................................1
            Competition...................................................1
            Government Regulation.........................................1
            Environmental Matters.........................................1
            Insurance.....................................................1
            Employees.....................................................1
            Tax Information..............................................14
            Cautionary Statements........................................26


Item 2. Properties.......................................................30
            Executive Offices............................................30
            Property Operations..........................................31
            Healthcare Provider Clients..................................33
            Lease Expiration Schedule....................................34


Item 3. Legal Proceedings................................................35


Item 4. Submission of Matters to a Vote of Securityholders...............35


Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters..................................................................36


Item 6. Selected Financial Data..........................................36


Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................36


Item 8. Financial Statements and Supplementary Data......................36


                                      (3)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................36


Item 10. Directors and Executive Officers of the Registrant..............37
            Directors....................................................37
            Executive Officers...........................................37


Item 11. Executive Compensation..........................................37


Item 12. Security Ownership of Certain Beneficial Owners and Management..38


Item 13. Certain Relationships and Related Transactions..................38


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.39


                                      (4)

                                     PART 1
                                     ------

ITEM 1.  BUSINESS
------

THE COMPANY
-----------
     Healthcare Realty Trust Incorporated and its subsidiaries (the "Company" or "Healthcare Realty") is a self-managed and self-administered real estate investment trust (REIT) that integrates owning, acquiring, managing and developing income-producing real estate properties related to healthcare services throughout the United States. Since commencing operations in June 1993 through December 31, 1996, the Company has invested or committed to invest, directly and indirectly, over $460 million in 80 income-producing real estate properties related to the delivery of healthcare services, containing over 3.9 million square feet. The Company's portfolio is comprised of seven facility types, located in 38 markets nationwide, and operated pursuant to contractual arrangements with 16 healthcare providers. At December 31, 1996, the Company was managing 83 healthcare-related properties nationwide totaling over 3.2 million square feet, including 27 which were owned by the Company. The Company intends to maintain a portfolio of properties that are focused predominantly on the outpatient services segment of the healthcare industry and are diversified by tenant, geographic location and facility type.

     Healthcare Realty believes that it has a competitive advantage in the healthcare real estate industry as a result of its use of innovative transaction structures, the strength of its management expertise and its extensive experience and client relationships with healthcare providers. Management believes the Company is the largest fully integrated real estate company focused on income-producing real estate properties related to the delivery of healthcare services. The Company believes that its experience and client relationships with a diverse group of healthcare providers and its access to the various capital markets make it one of a limited number of companies that can acquire, manage and develop income-producing real estate related to healthcare services on a national scale. Unlike other healthcare REITs, the Company seeks to generate internal growth by actively managing the properties within its portfolio and by controlling and minimizing operating expenses with respect to its properties, and providing management services for properties owned by healthcare provider clients.

     Healthcare Realty's strategy is to be a full service provider of integrated real estate solutions to quality healthcare providers. Consistent with this strategy, the Company seeks to provide a spectrum of services needed to own, acquire, manage and develop healthcare properties, including leasing, development, management, market research, budgeting, accounting, collection, construction management, tenant coordination and financial services. The Company's development activities are primarily accomplished through pre-leased build-to-suit projects.

     Healthcare Realty was formed as an independent, unaffiliated healthcare REIT. The Company acquires income-producing real estate properties associated with a diverse group of quality healthcare provider clients in markets where the respective healthcare provider maintains a strong presence. Management believes that because the Company is not affiliated with any of its clients and does not expect to be affiliated with potential clients, the Company will have a strategic advantage in providing its services to a more diverse group of healthcare providers.

                                      (5)

     Management believes that diversification among clients reduces the Company's potential exposure to unsuccessful healthcare service strategies and to a concentration of credit with any one healthcare provider. Approximately 68% of the Company's investments, at cost, are in properties associated with publicly-traded companies or private companies with an investment grade credit rating. The Company's largest healthcare provider client is Columbia/HCA, accounting for approximately 26% of the Company's current investments.

     Healthcare Realty focuses predominantly on outpatient healthcare facilities, which are designed to provide medical services outside of traditional inpatient hospital or nursing home settings. Management believes the outpatient services segment of healthcare provides the most cost-effective delivery setting and, because of increasing cost pressures, this segment of the healthcare related real estate market offers the greatest potential for future growth.

     The Company acquires existing healthcare facilities, provides property management, leasing and build-to-suit development services, and capital for the construction of build-to-suit developments for qualified healthcare operators. The Company owns a diversified portfolio of healthcare properties, which are subject to long term leases or financial support arrangements to ensure the continuity of revenues and coverage of costs and expenses relating to the properties by the tenants and the related healthcare operators.

     Development funding arrangements require the Company to provide funding to enable healthcare operators to build facilities on property owned or leased by the Company. Prior to making any funding advance for a development, the Company will enter into a contract to acquire or ground lease the real estate and will enter into with a healthcare operator a long-term net lease or guarantee of the return on the Company's investment in the property or similar financial support agreement in favor of the Company. The Company will either act as developer, or employ the healthcare operator to act as the developer of the property, and will have approval authority with regard to plans, specifications, budgets and time schedules for the completion of the development of the property. Under the terms of its development funding agreements, the Company will receive funding fees (the economic equivalent of construction period interest) on all funds advanced. Timely completion of the development in compliance with the plans, specifications, budgets and time schedules will be the contractual responsibility of third parties and construction costs will be guaranteed by the healthcare operator. All construction and service contracts relating to the development will be collaterally assigned to the Company. During the term of the development of a facility, funds will be advanced pursuant to requests made by the developer in accordance with the terms and conditions of the applicable funding agreement based on costs incurred prior to the date of such requests.

     The Company's properties are currently leased to unaffiliated lessees pursuant to long-term net lease agreements or are subject to financial support agreements with the healthcare operators that generally provide for the return on the Company's investment in the properties and other terms and conditions in favor of the Company similar to those contained in the long-term leases. Each property agreement related to a healthcare facility, comprised generally of the land, buildings, other improvements and certain fixtures, for a use in most cases restricted to the intended healthcare related use and for such other uses as may be necessary in connection with or incidental to such use.

                                      (6)

      Generally, most agreements will require that the healthcare operator use its best efforts to transfer all licenses, permits and other governmental authorizations and contracts which may be in the name of the healthcare operator and necessary or useful in the operation of the facility, although in most instances this obligation would not include the healthcare operator's operating licenses. The current property agreements were entered into upon the conveyance to the Company of the facilities, and have initial terms of ten to 20 years with, in some cases, one or more renewal terms exercisable by the healthcare provider of five years each. Most of the agreements are subject to earlier termination upon the occurrence of certain contingencies. Certain of the agreements also have an option to repurchase the facilities at specified times during the term of the agreements for a price approximately equal to the fair market value of such properties. Base rent or support payments vary by agreement taking to consideration various factors, including the credit of the property lessee or the healthcare operator, or both, operating performance of the property, location type and physical condition of the property. Many of the property agreements contain provisions for additional rent or support payment increases. The existence and nature of provisions for additional payments in any given agreement relate to, among other factors, the financial strength of the respective property lessee, the healthcare operator, or both, as well as other lease terms.

     The Company operates so as to qualify as a REIT for federal income tax purposes. If so qualified, with limited exceptions, the Company will not be subject to corporate federal income tax with respect to net income distributed to its shareholders.

PROPERTY ACQUISITION ACTIVITY
-----------------------------

     During the fourth quarter of 1996, the Company invested approximately $50.8 million in acquisitions, comprised of the following:

     Acquisition of Lewis-Gale Building Corporation in Roanoke, Virginia. On November 15, 1996, the Company acquired Lewis-Gale Building Corporation, which included two ancillary hospital facilities located adjacent to the Lewis-Gale Medical Center, operated by Columbia/HCA, two medical office buildings and six physician clinics in the Roanoke/Salem, Virginia area. The buildings are either leased to Lewis-Gale Clinic, L.L.C., a Virginia limited liability company (the "Clinic"), or are under leases guaranteed by the Clinic, and are managed by the Company. PhyCor, Inc., a physician practice management company, owns the related physician practice assets and has guaranteed the direct lease obligations of the Clinic to the Company. The Company's investment in these properties, which consists of the issuance of Common Stock and the assumption of liabilities, is approximately $44 million

     Purchase of Ancillary Hospital Facility in West Palm Beach, Florida. On October 18, 1996, the Company acquired an ancillary hospital facility located adjacent to Columbia Hospital, operated by Columbia/HCA, in West Palm Beach, Florida. The clinic is leased to an affiliate of and is guaranteed by First Physician Care, Inc., a physician practice management company. The Company's investment in this ancillary hospital facility is approximately $3.8 million.

                                      (7)

     Purchase of Two Ancillary Hospital Facilities in San Antonio, Texas. On November 18, 1996, the Company acquired two ancillary hospital facilities contiguous in Northeast Methodist Hospital in San Antonio, Texas. The buildings are either leased to or are under leases guaranteed by Methodist Healthcare System of San Antonio, Ltd., a joint venture of Methodist Health Care Ministries of South Texas, Inc. and Columbia/HCA, and are managed by the Company. The Company's investment in these ancillary hospital facilities is approximately $3.1 million.

     In addition, the Company has entered into an agreement to purchase an ancillary hospital facility in Fountain Valley, California. The facility, currently under construction and financed by a commercial bank, will be purchased upon completion. The Company currently owns five other properties located on the campus of Fountain Valley Regional Medical Center, which is operated by OrNda Healthcorp (which in February 1997 merged with Tenet Healthcare Corporation). The Company's investment in this ancillary hospital facility will be approximately $15 million.

COMPLETED PROPERTY DEVELOPMENT ACTIVITY
---------------------------------------

     During the fourth quarter of 1996, the Company completed the development of the following four properties:

     Ancillary Hospital Facility in Overland Park, Kansas. On October 18, 1996, the Company received the Temporary Certificate of Occupancy for Overland Park Medical Plaza, an ancillary hospital facility located on the campus of Overland Park Regional Medical Center, which is operated by Columbia/HCA. The Company's investment in Overland Park Medical Plaza is approximately $10.1 million.

     Completion of Long-Term Care Facility in Wichita, Kansas. On December 6, 1996, the Company received the Certificate of Occupancy for Life Care Center of Wichita, a long-term care facility operated by Life Care Centers of America. The Company's investment in Life Care Center of Wichita is approximately $7.5 million.

     Completion of Long-Term Care Facility in Fort Worth, Texas. On November 26, 1996, the Company received the Certificate of Occupancy for Garden Terrace of Fort Worth, a long-term care facility operated by Life Care Centers of America. The Company's investment in Garden Terrace of Fort Worth is approximately $9.5 million.

     Completion of Comprehensive Ambulatory Care Center in Coral Gables, Florida. On December 16, 1996, the Company received the Certificate of Occupancy for Five Points Medical Plaza, a comprehensive ambulatory care center operated by OrNda Healthcorp. The Company's investment in Five Points Medical Plaza is approximately $11.3 million

                                      (8)

     Under the Leases, the Company generally begins receiving rent upon receipt of the Certificate of Occupancy for a property. However, due to timing of receipt of invoices, finalization of construction draws and other contractual arrangements, the Company will have remaining obligations to fund development projects after it receives a Certificate of Occupancy. At December 31, 1996, the Company had approximately $7.7 million of remaining obligations to fund related to completed developments. Such amounts have been included in the investments of each respective property on the table which begin on page 31.

CONTINUING PROPERTY DEVELOPMENT ACTIVITY
----------------------------------------

     At December 31, 1996, the Company had continuing commitments for the following properties under development:

     Development of Long-Term Care Facility in Houston, Texas. As of December 31, 1996, the Company continued to fund the development of Garden Terrace of Houston, a long-term care facility to be operated by Life Care Centers of America. The Company's investment in Garden Terrace of Houston, at completion, will be approximately $9.8 million, of which approximately $8.5 million had been funded as of December 31, 1996.

     Development of Long-Term Care Facility in Westminster, Colorado. As of December 31, 1996, the Company continued to fund the development of Life Care Center of Westminster, a long-term care facility to be operated by Life Care Centers of America. The Company's investment in Life Care Center of Westminster, at completion, will be approximately $7.6 million, of which approximately $4.5 million had been funded as of December 31, 1996.

PENDING DEVELOPMENTS
--------------------

     Management of Ancillary Hospital Facilities in Fredericksburg, Virginia. During the fourth quarter of 1996, Healthcare Realty signed a property management agreement, effective February 1, 1997, with an affiliate of Mary Washington Hospital. The agreement provides for management of 15 buildings, owned by the affiliate, consisting of 688,000 square feet of ancillary and medical office space located in counties surrounding Fredericksburg, Virginia.

     Expansion of Comprehensive Ambulatory Care Center in Venice, Florida. As of December 31, 1996, the Company had plans for an approximately $4.4 million expansion of the St. Andrews Surgery Center and Center for Sight, a $6.6 million comprehensive ambulatory care center which the Company acquired during the third quarter of 1996. The expansion will be located on an adjacent 2.5 acre parcel of land acquired by the Company simultaneously with the St. Andrews Surgery Center and Center for Sight.

INVESTMENT POLICY
-----------------

     The Company's investment  objectives are to (i) generate current cash flow,
(ii) provide the opportunity for additional returns through rent provisions in the Company's leases, increased support payments through provisions in financial support agreements (and if the Company acquires mortgages, through participating interest provisions), (iii) provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual values of any properties acquired and (iv) preserve and protect the Company's existing capital.

                                      (9)

     The Company intends to invest in real property, principally for the production of income, although the prospect for capital appreciation is a factor that will be considered in making such investments. The Company will invest in healthcare related facilities, including, but not limited to, acute care hospitals, rehabilitation hospitals, physician clinics, ambulatory surgery centers, clinical laboratories, ancillary hospital facilities, long-term care facilities, medical centers, comprehensive ambulatory care centers and office buildings predominantly occupied by healthcare related companies. The Company, however, may also consider opportunities in other kinds of income producing real property. Management has no present intention to invest in properties unrelated to the healthcare industry.

     Management of the Company will conduct market research and analysis for all potential investments. In evaluating potential investments, the Company will consider such factors as: (1) the geographic area, type of property and demographic profile; (2) the location, construction quality, condition and design of the property; (3) the current and anticipated cash available for distribution and its adequacy to meet operational needs and lease obligations and to provide a competitive market return on equity to the Company's investors;
(4) the potential for capital appreciation, if any; (5) the growth, tax and regulatory environment of the communities in which the properties are located;
(6) the occupancy and demand for similar health facilities in the same or nearby communities; (7) an adequate mix of private and government sponsored patients;
(8) any potential alternative uses of the facilities; (9) prospects for liquidity through financing or refinancing; (10) industry segment and operator diversification; and (11) the suitability of the potential investments in light of maintaining REIT status.

     The Company intends to focus on established, creditworthy healthcare operators which meet the Company's standards for quality and experience of management. In order to determine creditworthiness of healthcare operators, the Company will review historical and prospective financial information of the healthcare operator, together with appropriate financial information of a guarantor, if any. Factors considered in connection with such financial review with respect to the healthcare operator and any guarantor will include the net worth, profitability and cash flow, debt position, and the ability of the healthcare operators and any guarantor to provide additional credit enhancements. The term of any long term-net lease, financial support agreement generally providing for the return on the investment of the property or similar obligation in favor of the Company, generally, shall be for a period of not less than ten years from closing of an acquisition.

COMPETITION
-----------

     The Company competes for property acquisitions with, among other investors, healthcare providers, other healthcare related REITs, real estate partnerships and financial institutions. The operation of all of the Company's properties will be subject to competition from similar properties. Certain operators of other properties may have capital resources in excess of those of the operators of the Company's properties. In addition, the extent to which the Company's properties are utilized depends upon several factors, including the number of physicians using the healthcare facilities or referring patients there, competitive systems of healthcare delivery, and the area population, size and composition. Private, federal and state payment programs and other laws and regulations may also have a significant effect on the utilization of the properties. Virtually all of the Company's properties operate in a competitive environment and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

                                      (10)

     The business of providing services relating to the day-to-day management and leasing of multi-tenanted healthcare properties and to the supervision of the development of new healthcare facilities is highly competitive and is subject to price, personnel cost and other competitive pressures upon its profitability. The Company will compete for management contracts and development agreements with respect to properties owned or to be developed by the Company, as well as with respect to properties that are owned by third parties.

GOVERNMENT REGULATION
---------------------

     The facilities leased by the Company are affected by changes in the reimbursement, licensing and certification policies of federal, state and local governments for healthcare related facilities. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. In addition, expansion (including the addition of new beds or services or acquisition of medical equipment) and occasionally the discontinuation of services of healthcare facilities is generally subjected to state regulatory approval through certificate of need programs.

     A significant portion of the revenue of the healthcare operators is derived from government reimbursement programs, such as Medicare and Medicaid. Although lease payments to the Company are not directly affected by the level of government reimbursement, to the extent that changes in these programs adversely affect healthcare operators, such changes could have an impact on their ability to make lease payments to the Company. The Medicare program is highly regulated and subject to frequent and substantial changes. In recent years, fundamental changes in the Medicare program (including the implementation of a prospective payment system in which facilities are reimbursed generally a flat amount based on a patient's diagnosis and not based on the facilities' cost for inpatient services at medical surgical hospitals) have resulted in reduced levels of payment for a substantial portion of healthcare services.

     Considerable uncertainties surround the future determination of payment levels under government reimbursement programs. In addition, governmental budgetary concerns may significantly reduce future payments made to healthcare operators as a result of government financed programs, and there can be no assurance that future payment rates will be sufficient to cover cost increases in providing services to patients. Reductions in payments pursuant to government healthcare programs could have an adverse impact on a healthcare operator's financial condition and, therefore, could adversely affect the ability of such operator to make rental payments.

                                      (11)

     Loss by a facility of its ability to participate in government sponsored programs because of licensing, certification or accreditation deficiencies or because of program exclusion resulting from violations of law would have material adverse effects on facility revenues.

LEGISLATIVE DEVELOPMENTS

     A number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. There can be no assurance whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on the Company's business.

     In recent years Congress and various state legislatures have considered various proposals that would have prohibited or severely limited the ability of physicians and other referral sources to refer Medicare or Medicaid patients to ventures with which the referral source has a financial relationship. The Company's leases require the lessees to covenant that they will comply with all applicable laws.

ENVIRONMENTAL MATTERS
---------------------

     Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property (such as the Company) may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and injuries to persons and adjacent property). Most, if not all, of these laws, ordinances and regulations contain stringent enforcement provisions including, but not limited to, the authority to impose substantial administrative, civil and criminal fines and penalties upon violators. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefor could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or lease such property or to borrow using such property as collateral.

     A property can also be negatively impacted either through physical contamination or by virtue of an adverse effect on value, from contamination that has or may have emanated from other properties. Certain of the properties owned, managed or developed by the Company are adjacent to or near properties that contain underground storage tanks or that have released petroleum products or other hazardous or toxic materials into the soils or groundwater.

                                      (12)

     Operations of the properties owned, developed or managed by the Company are and will continue to be subject to numerous federal, state, and local environmental laws, ordinances and regulations, including those relating to the generation, segregation, handling, packaging and disposal of medical wastes as well as facility siting, construction, occupational training and safety, disposal of non-medical wastes, underground storage tanks and ash emissions from incinerators. Certain properties owned, developed or managed by the Company contain, and others may contain or at one time may have contained, underground storage tanks that are or were used to store waste oils, petroleum products or other hazardous substances. Such underground storage tanks can be the source of releases of hazardous or toxic materials. Operations of nuclear medicine departments at some of such properties also involve the use and handling, and subsequent disposal of, radioactive isotopes and similar materials, activities which are closely regulated by the Nuclear Regulatory Commission and state regulatory agencies. In addition, several of the properties were built during the period asbestos was commonly used in building construction and other such facilities may be acquired by the Company in the future. Certain of the properties contain non-friable asbestos-containing materials, and other facilities acquired in the future may contain friable and non-friable asbestos-containing materials. The presence of such materials could result in significant costs in the event that any friable asbestos-containing materials requiring immediate removal and/or encapsulation are located in or on any of such facilities or in the event of any future renovation activities.

     The Company has had environmental assessments conducted on all of the properties currently owned. The Company is not aware of any environmental condition or liability that management presently believes would have a material adverse effect on the Company's earnings, expenditures or continuing operations. While it is the Company's policy to seek indemnification relating to environmental liabilities or conditions, even where sale and purchase agreements do contain such provisions there can be no assurances that the seller will be able to fulfill its indemnification obligations. In addition, the terms of the Company's leases or financial support agreements do not give the Company control over the operational activities of its lessees or health care operators, nor will the Company monitor the lessees or healthcare operators with respect to environmental matters.

INSURANCE
---------

     The Company maintains appropriate liability and casualty insurance on its assets and operations. The Company has also obtained title insurance with respect to each of the properties it owns in amounts equal to their respective purchase prices, insuring that the Company holds title to each of the properties free and clear of all liens and encumbrances except those approved by the Company. Under their leases or financial support agreements, the healthcare operators are required to maintain, at their expense, certain insurance coverages relating to their operations at the leased facilities. In the opinion of management of the Company, each of the properties owned by the Company are adequately covered by hazard, liability and rent insurance.

EMPLOYEES
---------

     As of March 15, 1997, the Company employed 124 people. None of the employees is a member of a labor union and the Company considers its relations with its employees to be excellent.

                                      (13)

TAX INFORMATION
---------------

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

                                      (14)

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

     However, the Company will be subject to federal income tax as follows: first, the Company will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including undistributed net capital gains. Second, under certain circumstances, the Company may be subject to the "alternative minimum tax" on its items of tax preference, if any. Third, if the Company has (i) net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, it will be subject to tax on such income at the highest corporate rate. Fourth, any net income that the Company has from prohibited transactions (which are, in general, certain sales or other dispositions of property other than foreclosure property held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax. Fifth, if the Company should fail to satisfy either the 75% or 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the net income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test. Sixth, if the Company fails to distribute during each year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from preceding periods, then the Company will be subject to a four percent excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, to the extent that the Company recognizes gain from the disposition of an asset with respect to which there existed "built-in gain" as of January 1, 1994 (or with respect to which there existed "built-in gain" upon its acquisition by the Company from a C corporation in a carry-over basis transaction occurring on or after January 1, 1994) and such disposition occurs within a ten-year recognition period beginning January 1,1994 (or beginning on the date on which it was acquired by the Company from a C corporation in a carry-over basis transaction occurring on or after January 1,
1994), the Company will be subject to federal income tax at the highest regular corporate rate on the amount of its "net recognized built-in gain."

                                      (15)

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

                                      (16)

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

     The Company may temporarily invest its working capital in short-term investments. Although the Company will use its best efforts to ensure that its income generated by these investments will be of a type which satisfies the 75% and 95% gross income tests, there can be no assurance in this regard (see the discussion above of the "new capital" rule under the 75% gross income test). Moreover, the Company may realize short-term capital gain upon sale or exchange of such investments, and such short-term capital gain would be subject to the limitations imposed by the 30% gross income test. The Company has analyzed its gross income through June 30,1996 and has determined that it has met and expects to meet in the future the 75% and 95% gross income tests through the rental of the property it has and acquires, and by monitoring the sale of assets has not and does not expect to violate the 30% gross income test.

                                      (17)

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

                                      (18)

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

ASSET TESTS

     At the close of each quarter of the Company's taxable year, it must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those includable in the 75% asset class. Finally, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed five percent of the value of the Company's total assets, and the Company may not own more than ten percent of any one issuer's outstanding voting securities. The Company, however, may own 100% of the stock of a corporation if such stock is held by the Company at all times during such subsidiary's existence. Such a subsidiary is called a "qualified REIT subsidiary". Under that circumstance, the qualified REIT subsidiary is ignored and its assets, income, gain, loss and other attributes are treated as being owned or generated by the Company for federal tax purposes. The Company currently has eight qualified REIT subsidiaries which it employs in the conduct of its business.

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

                                      (19)

     In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income, if any, (after tax) from foreclosure property, over (B) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the four percent excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its "real estate investment trust taxable income," it will be subject to tax thereon. In addition, the Company will be subject to a four percent excise tax to the extent it fails within a calendar year to make "required distributions" to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31. The Company's distributions for 1996 were adequate to satisfy its distribution requirement.

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

                                      (20)

NONQUALIFIED REIT SUBSIDIARY

     The Company participated in the organization of certain corporations affiliated with the Company which are not qualified REIT subsidiaries ("Specified Affiliates") to enhance its management flexibility. Current tax law restricts the ability of REITs to engage in certain activities, such as certain third party management activities, but these restrictions do not apply to the activities of a company that is not a REIT, such as these Specified Affiliates, whose income is subject to federal income tax.

     In order to permit the Company to participate in the income of its third party management business and maintain its status as a REIT, portions of the Company's business will be conducted by the Specified Affiliates. The Company owns 100% of the nonvoting preferred stock and approximately 1% of the voting common stock, and senior executives of the Company own 99% of the voting common stock of the Specified Affiliates. The nonvoting preferred stock of the Specified Affiliates represents substantially all of the equity interest in the Specified Affiliates, but does not enable the Company to elect directors of the Specified Affiliates who are elected by the senior executives of the Company as the holders of 99% of the voting common stock of the Specified Affiliates. The voting common stock held by the senior executives of the Company in the Specified Affiliates is subject to agreements that are designed to ensure that such stock will be held by officers of the Company.


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

                                      (21)

OTHER ISSUES

     With respect to property acquired from and leased back to the same or an affiliated party, the IRS could assert that the Company realized prepaid rental income in the year of purchase to the extent that the value of the leased property exceeds the purchase price paid by the Company for that property. In litigated cases involving sale leasebacks which have considered this issue, courts have concluded that buyers have realized prepaid rent where both parties acknowledged that the purported purchase price for the property was substantially less than fair market value and the purported rents were substantially less than the fair market rentals. Because of the lack of clear precedent and the inherently factual nature of the inquiry, complete assurance cannot be given that the IRS could not successfully assert the existence of prepaid rental income in such circumstances. The value of property and the fair market rent for properties involved in sale-leasebacks are inherently factual matters and always subject to challenge.

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

                                      (22)

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

TAXATION OF FOREIGN HOLDERS

     The following is a discussion of certain anticipated U.S. federal income tax consequences of the ownership and disposition of Common Stock applicable to Non-U.S. Holders of such stock. A "Non-U.S. Holder" is any person other than (i) a citizen or resident of the United States, (ii) a corporation or partnership created or organized in the United States or under the laws of the United States or of any state thereof or (iii) an estate or trust whose income is includable in gross income for U.S. federal income tax purposes regardless of its source. The discussion is based on current law and is for general information only.

     Proposed United States Treasury Regulations were issued on April 15, 1996 (the "Proposed Regulations") which, if adopted, would affect the United States taxation of dividends paid to a Non-U.S. Holder of Common Stock. The Proposed Regulations are generally proposed to be effective with respect to dividends paid after December 31, 1997, subject to certain transition rules. The discussion below is not intended to be a complete discussion of the provisions of the Proposed Regulations, and investors are urged to consult their tax advisors with respect to the effect the Proposed Regulations would have if adopted.

DISTRIBUTIONS FROM  THE COMPANY

     1. Ordinary Dividends. The portion of dividends received by Non-U.S. Holders payable out of the Company's earnings and profits that is not attributable to capital gains of the Company and that is not effectively connected with a U.S. trade or business of the Non-U.S. Holder will be subject to U.S. withholding tax at the rate of 30% (unless reduced by treaty). In general, Non-U.S. Holders will not be considered engaged in a U.S. trade or business solely as a result of their ownership of stock of the Company. In cases where the dividend income from a Non-U.S. Holder's investment in stock of the Company is (or is treated as) effectively connected with the Non-U.S. Holder's conduct of a U.S. trade or business, the Non-U.S. Holder generally will be subject to U.S. tax at graduated rates, in the same manner as U.S. stockholders are taxed with respect to such dividends (and may also be subject to the 30% branch profits tax in the case of a Non-U.S. Holder that is a foreign corporation).

                                      (23)

     Under the Proposed Regulations, to obtain a reduced rate of withholding under a treaty, a Non-U.S. Holder would generally be required to provide an Internal Revenue Service Form W-8 certifying such Non-U.S. Holder is entitled to benefits under the treaty. The Proposed Regulations would also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, dividends paid to a Non-U.S. Holder that is an entity should be treated as paid to the entity or those holding an interest in that entity.

     2. Non-Dividend Distributions. Distributions by the Company which are not dividends out of the earnings and profits of the Company will not be subject to U.S. income or withholding tax. If it cannot be determined at the time a distribution is made whether or not such distribution will be in excess of current and accumulated earnings and profits, the distribution will be subject to withholding at the rate applicable to dividends. However, the Non-U.S. Holder may seek a refund of such amounts from the Internal Revenue Service (the "Service") if it is subsequently determined that such distribution was, in fact, in excess of current and accumulated earnings and profits of the Company.

     3. Capital Gain Dividends. Under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), a distribution made by the Company to a Non-U.S. Holder, to the extent attributable to gains from dispositions of United States Real Property Interests ("USRPIs") such as the properties owned, directly or beneficially, by the Company ("USRPI Capital Gains"), will be considered effectively connected with a U.S. trade or business of the Non-U.S. Holder and subject to U.S. income tax at the rate applicable to U.S. individuals and corporations, without regard to whether such distribution is designated as a capital gain dividend. In addition, the Company will be required to withhold tax equal to 35% of the amount of dividends to the extent such dividends constitute USRPI Capital Gains. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder that is not entitled to treaty exemption.

DISPOSITION OF STOCK OF THE COMPANY

     Unless the Company's stock constitutes a USRPI, a sale of such stock by a Non-U.S. Holder generally will not be subject to U.S. taxation under FIRPTA. The stock will not constitute a USRPI if the Company is a "domestically controlled REIT." A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Holders. The Company believes that it is, and it expects to continue to be, a domestically controlled REIT, and therefore expects that the sale of the Company's stock will not be subject to taxation under FIRPTA. Because the Company's stock is publicly traded, however, no assurance can be given the Company will continue to be a domestically controlled REIT.

                                      (24)

     If the Company does not constitute a domestically controlled REIT, a Non-U.S. Holder's sale of stock generally will still not be subject to tax under FIRPTA as a sale of a USRPI provided that (i) the stock is "regularly traded" (as defined by applicable Treasury regulations) on an established securities market (e.g., the NYSE, on which the Common Stock is listed) and (ii) the selling Non-U.S. Holder held 5% or less of the Company's outstanding stock at all times during a specified testing period.

     If gain on the sale of stock of the Company were subject to taxation under FIRPTA, the Non-U.S. Holder would be subject to the same treatment as a U.S. stockholder with respect to such gain (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) and the purchaser of the stock could be required to withhold 10% of the purchase price and remit such amount to the Service.

     Capital gains not subject to FIRPTA will nonetheless be taxable in the United States to a Non-U.S. Holder in two cases: (i) if the Non-U.S. Holder's investment in the stock of the Company is effectively connected with a U.S. trade or business conducted by such Non-U.S. Holder, the Non-U.S. Holder will be subject to the same treatment as a U.S. stockholder with respect to such gain, or (ii) if the Non-U.S. Holder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, the nonresident alien individual will be subject to a 30% tax on the individual's capital gain.

INFORMATION REPORTING AND BACKUP WITHHOLDING

     The Company must report annually to the Service and to each Non-U.S. Holder the amount of dividends (including any capital gain dividends) paid to, and the tax withheld with respect to, each Non-U.S. Holder. These reporting requirements apply regardless of whether withholding was reduced or eliminated by an applicable tax treaty. Copies of these returns may also be made available under the provisions of a specific treaty or agreement with the tax authorities in the country in which the Non-U.S. Holder resides.

     U.S. backup withholding (which generally is imposed at the rate of 31% on certain payments to persons that fail to furnish the information required under the U.S. information reporting requirements) and information reporting will generally not apply to dividends (including any capital gain dividends) paid on stock of the Company to a Non-U.S. Holder at an address outside the United States.

     The payment of the proceeds from the disposition of stock of the Company to or through a U.S. office of a broker will be subject to information reporting and backup withholding unless the owner, under penalties of perjury, certifies, among other things, its status as a Non-U.S. Holder, or otherwise establishes an exemption. The payment of the proceeds from the disposition of stock to or through a non-U.S. office of a non-U.S. broker generally will not be subject to backup withholding and information reporting.

                                      (25)

     The Proposed Regulations would, if adopted, alter the foregoing rules in certain respects. Among other things, the Proposed Regulations would provide certain presumptions under which a Non-U.S. Holder would be subject to backup withholding and information reporting unless the Company receives certification from the Holder of non-U.S. status.

CAUTIONARY STATEMENTS
---------------------

     From time to time, the Company may make forward-looking statements which affect its current views with respect to future events and financial performance. The Company wishes to caution readers that the following important factors, among others, could affect the Company's actual results, and could cause those results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Many of these factors have been discussed in the Company's prior filings with the Securities and Exchange Commission.

GENERAL GROWTH STRATEGY
-----------------------

     The Company follows a general growth strategy of providing integrated real estate services to the healthcare industry, including asset management and strategic planning for real estate, property administration, management and leasing services, build-to-suit development, the acquisition of existing healthcare properties and equity co-investment in healthcare provider acquisition transactions. By providing these services, the Company believes it can differentiate its market position, acquire needed capital, expand its asset base and increase revenue; however, there are various risks inherent in this growth strategy. The following factors, among others, could affect the Company's ability to experience growth and investors should consider the following factors.

ACCESS TO CAPITAL
-----------------

     CAPITAL MARKETS. The Company requires capital for the purchase of, or investment in, healthcare real estate. There is no assurance that the Company will be able to obtain additional equity or debt capital at the time it requires additional capital; nor that the Company can obtain such capital on terms that will permit the Company to acquire healthcare properties on a basis that is competitive with other real estate investors.

     RISKS OF LEVERAGE AND DEBT. The Company has incurred and may continue to incur indebtedness and may mortgage its properties in furtherance of its activities. The Company may be required to borrow money and mortgage its properties to fund any shortfall of cash necessary to meet cash distribution requirements necessary to maintain its REIT status.

     MAINTENANCE OF THE COMPANY'S DIVIDEND POLICY. The Company has raised its quarterly dividend each consecutive quarter since the Company's formation. Failure of the Company to maintain or increase its dividend could make it difficult for the Company to raise additional equity capital on favorable terms, if at all. The ability to maintain or raise its dividend is dependent, to a large part, on growth of funds from operations, which in turn depends upon increased revenues from investments in the form of additional investment, rental increases and income from administrative and management services. Impacting the Company's ability to continue to increase its dividends also include the terms described below.

                                      (26)

     Under the terms of its current debt arrangements, the Company is prohibited from declaring or paying dividends at any time that the Company fails to make any payment of principal, interest fees or other amounts when due, and is further prohibited from declaring or paying dividends (other than as the Company determines necessary to maintain its status as a REIT for federal income tax purposes) if, at the time of such action, any other event of default exists. Repayment of any borrowings, as well as the resulting interest expense and debt amortization, could negatively affect the Company's cash available for distribution. If the Company defaults on any loan secured by mortgages on any of its properties, the lenders may foreclose on such property, and the Company would lose its investment herein.

     REDUCTION IN DIVIDENDS FROM FAILURE TO QUALIFY AS A REIT; REIT TAXES. The Company intends at all times to operate so as to qualify as a REIT under the Code. If in any taxable year the Company does not qualify as a REIT, it would be taxed as a corporation and distributions to the shareholders would not be deductible by the Company in computing its taxable income. Depending upon the circumstances, a REIT that loses is qualification in one year may not be eligible to requalify during the four succeeding years. Failure to so qualify, even in one taxable year, could cause the Company to dramatically reduce its dividends. Further, certain transactions or other events could lead to the Company being taxed at rates ranging from 4 to 100 percent on certain income or gains.

REVENUE GROWTH
--------------

     The Company's general growth strategy implies continuing growth in the Company's funds from operations. The Company's funds from operations can be negatively affected by, among other items, the following factors.

     DELAYS IN ACQUIRING PROPERTIES. The purchase of one or more properties may not be consummated or may be delayed for various reasons. Acquisition delays will negatively impact revenues and may have the potential to adversely effect the Company's ability to increase its distributions to shareholders.

     OPERATING RISKS. Real property investments are subject to varying degrees of risk. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred.

                                      (27)

     To offset the threat of insufficient revenue to meet operating expenses, debt service, capital expenditures and dividend payments, the Company requires net master leases or equivalent credit support with primary terms.

     The terms of certain of the leases or credit support agreements provide an option for healthcare providers to repurchase the subject properties at specified times during the term of the agreement. The provider may repurchase the property for a price equal to the greater of the fair market value purchase price or the minimum repurchase price. No assurances can be given that the Company could negotiate with the current healthcare provider should they wish to repurchase the property or find another provider on a timely basis or on acceptable terms. A failure of the Company to do so could have an adverse effect on the Company's future revenues.

     DEPENDENCE ON HEALTHCARE PROVIDERS AND POTENTIAL REDUCTION IN REVENUES. The success of the Company's investment in a particular property will be dependent upon the success of the business of the healthcare provider and, to the extent that a provider's performance under the lease or credit arrangement has been guaranteed, on the guarantor under such arrangement. There is no assurance that the Company will be able to retain its provider upon the expiration of the leases or that unfavorable economic, demographic or competitive conditions or industry reform will not adversely affect the financial condition of providers and/or guarantors and, consequently, lease revenues and the value of the Company's investments in the property.

     CONCENTRATION ON FEW HEALTHCARE PROVIDERS. Currently 26 percent of the Company's portfolio is leased to Columbia/HCA Healthcare Corporation and 24 percent is leased or committed to the combined companies of OrNda Healthcorp and Tenet Healthcare Corporation.

     IMPACT OF REDUCED OCCUPANCY RATES. Most of the hospitals adjacent to or associated with the Company's properties owned or to be acquired are substantially less that fully occupied on an inpatient basis. Despite such occupancy rates, however, the operating cash flow produced by such hospitals available for the related payments to the Company adequately covers such payments. If the inpatient occupancy rate at such a hospital were to deteriorate to a level at which operating cash flows would be insufficient to cover the payments to the Company on a particular ancillary hospital facility, the Company would have to rely upon the general credit of the provider or the related guarantor, if any.

     POTENTIAL PROVIDER LOSS OF LICENSURE OR CERTIFICATION. Healthcare providers are subject to federal and state laws and regulations which govern financial and other arrangements between healthcare operators. A provider's loss of licensure or certification would result in the Company having to obtain another provider for the affected facility. No assurances can be given that the Company could attract another healthcare provider on a timely basis or on acceptable terms. Failure to do so would have an adverse effect on the Company's revenues.

     FAILURE TO SUCCESSFULLY MARKET PROPERTY MANAGEMENT SERVICES. The Company utilizes its wholly owned subsidiary, Healthcare Realty Management (HRM), in the day-to-day management and leasing of multi-tenanted healthcare properties and in the supervision of the development of new healthcare properties. There can be no assurance that the Company will be able to successfully market or cross-sell HRMs services. Current revenues from HRM's management agreements may not significantly affect the Company's 1997 funds from operations. Additionally, HRM employs 108 individuals nationwide, providing the Company with expanded overhead expenses and labor liability not previously experienced.

                                      (28)

ASSET GROWTH
------------

     INABILITY TO COMPLETE ACQUISITIONS. The Company's asset growth strategy would be negatively impacted if it is unable to find suitable properties and to purchase those properties on terms which meet the Company's investment parameters.

     PROVIDER DEVELOPMENT ARRANGEMENTS. The Company has entered into development funding arrangements with three properties that are currently in progress. The Company believes that development funding is an effective method to acquire new healthcare facilities that providers have determined are strategic to their business. The development funding arrangements require the Company to provide the funding to enable healthcare operators to build facilities on property owned or leased by the Company. Risks of development funding are greater than those risks associated with the purchase and lease-back of operating properties because of the potential for greater Company involvement within the development process. There can be no assurance that the current portfolio of development funding will be completed in accordance with the terms of the agreements; however, the Company believes that it has the requisite access to capital and development and construction experience to complete a development.

     LIMITATIONS ON TRANSFERS AND ALTERNATIVE USES OF FACILITIES. Transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. In addition, many of the properties are special-purpose facilities that may not be easily adaptable to uses unrelated to healthcare.

MARKET COMPETITION
------------------

     The Company competes for property management, development and acquisitions with, among others, investors, healthcare providers, other healthcare related real estate investment trusts, real estate partnerships and financial institutions. The Company's properties will be also subject to competition from the properties of other healthcare providers. Certain of these operators may have greater capital resources that the provider leasing the Company's facilities. All of the properties operating in a competitive environment and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

                                      (29)

ITEM 2.           PROPERTIES
------

EXECUTIVE OFFICES
-----------------

     The Company's headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The lease agreement expired on January 31, 1997. The Company is currently occupying its quarters on a month-to-month basis and anticipates moving into expanded quarters in the same location. The Company is negotiating the terms of a lease of approximately 17,000 square feet for a five-year term with renewal options. Such space will give the Company room for growth, but it intends to sublease a portion of such space initially. If a lease on acceptable terms is not signed, which management does not anticipate, the Company does not believe it will have any difficulty obtaining alternative space. The Company also maintains executive offices of approximately 10,800 square feet in Birmingham, Alabama for a term which will expire on May 31, 2000. Annual rental expense is approximately $83,505.

                                      (30)

PROPERTY OPERATIONS
-------------------

     The  following  table  sets  forth  information   regarding  the  Company's
properties as of December 31, 1996:

Property Name                         City             State Facility Type Client/Major Tenant(s)     Square Feet   Investment

Midtown Medical Center               Birmingham         AL      CL       Laboratory Corp. of America     129,294       8,789,812
Orange Grove Medical Clinic          Tucson             AZ      AHF      Columbia, affiliated physicians  44,230       5,273,993
Bakersfield Surgery Center           Bakersfield        CA      ASC      National Surgery Centers          4,913       1,046,229
Fountain Valley - AHF 1*             Fountain Valley    CA      AHF      OrNda, affiliated physicians     51,153       5,516,390
Fountain Valley - AHF 2*             Fountain Valley    CA      AHF      OrNda, affiliated physicians     47,380       5,107,769
Fountain Valley - AHF 3*             Fountain Valley    CA      AHF      OrNda, affiliated physicians     73,770       8,785,363
Fountain Valley - AHF 4*             Fountain Valley    CA      AHF      OrNda, affiliated physicians     72,832       8,989,674
Fountain Valley - Living Care Ctr.   Fountain Valley    CA     LTCF      OrNda                            63,000      12,687,698
Fountain Valley - AHF 5**            Fountain Valley    CA      AHF      OrNda, affiliated physicians    120,000      15,000,000
Clinica Latina                       Los Angeles        CA      PC       OrNda, affiliated physicians      7,300         724,470
Eaton Canyon*                        Pasadena           CA      AHF      OrNda, affiliated physicians     33,345       4,444,070
Valley Presbyterian Hospital-15211   Van Nuys           CA      AHF      Valley Pres.affiliated physician 47,042       7,538,204
Valley Presbyterian Hospital-6840    Van Nuys           CA      AHF      Valley Pres.affiliated physician 24,189       5,327,777
Life Care Center of Aurora           Aurora             CO     LTCF      Life Care Centers of America     61,200       6,230,516
Life Care Center of Westminister     Westminister       CO     LTCF      Life Care Centers of America     57,035       7,566,320
Coral Gables Medical Plaza*          Coral Gables       FL      AHF      OrNda, affiliated physicians     57,790      11,208,279
Southwest Florida Orthopaedic Center Fort Myers         FL      PC       Columbia, affiliated physicians  37,674       3,604,186
Southwest Medical Centre Plaza       Fort Myers         FL      AHF      Columbia, affiliated physicians  64,780       8,042,863
Gulf Coast Medical Centre            Fort Myers         FL      AHF      Columbia, affiliated physicians  35,752       4,791,941
Southwest Medical Center Plaza II    Fort Myers         FL      AHF      Columbia, affiliated physicians  14,322       1,620,558
East Pointe Medical Plaza            Lehigh Acres       FL      AHF      Columbia, affiliated physicians  34,500       4,981,848
Deering Medical Plaza                Miami              FL      AHF      Columbia, affiliated physicians  41,046       5,072,041
Five Points Medical Building*        Miami              FL     CACC      OrNda, affiliated physicians     59,516      11,308,884
Life Care Center of Orange Park      Orange Park        FL     LTCF      Life Care Centers of America     57,904       9,592,697
Palm Beach Medical Group Building    Palm Beach         FL      MOB      First Physicians Care            26,000       3,766,272
Palms of Pasadena Medical Plaza*     St. Petersburg     FL      AHF      Tenet, affiliated physicians     49,300       5,483,950
Med.and Surg. Inst.of Ft. Lauderdale Sunrise            FL      PC       OrNda, affiliated physicians     28,861       5,204,476
St. Andrews*                         Venice             FL     CACC      Columbia, Center For Sight       29,000       6,598,540
Doctor's Clinic                      Vero Beach         FL      PC       PhyCor                           87,404      10,305,181
North Fulton Medical Arts Plaza      Atlanta            GA      AHF      Tenet, affiliated physicians     51,586       5,784,500
Northwest Medical Center             Atlanta            GA      AHF      Columbia, affiliated physicians 143,660      10,236,246
Candler Professional Office Bldg.*   Savannah           GA      AHF      Candler, affiliated physicians   90,000       7,177,853
Candler Parking Garage               Savannah           GA      AHF      Candler                         175,150       4,169,090
Candler Regional Heart Center*       Savannah           GA      AHF      Candler, affiliated physicians   80,825       9,430,299
Woodstock Clinic                     Woodstock          GA      PC       Tenet, affiliated physicians     47,858       2,673,879
New Harmonie Healthcare Center       New Harmony        IN     LTCF      Centennial                       29,500       3,640,140
Overland Park Reg. Medical Center    Overland Park      KS      AHF      Columbia, affiliated physicians  71,086      10,106,167
Life Care Center of Wichita          Wichita            KS     LTCF      Life Care Centers of America     57,035       7,474,565
Fenton Extended Care Center          Fenton             MI     LTCF      Centennial                       29,103       3,540,495
Meadows Nursing Center               Meadows            MI     LTCF      Centennial                       43,194       3,284,186
Ovid Convalescent Manor              Ovid               MI     LTCF      Centennial                       16,500       3,116,710
Westgate Manor Nursing Home          St. Louis          MI     LTCF      Centennial                       21,567       1,697,049
Wayne Convalescent Center            Wayne              MI     LTCF      Centennial                       11,308       1,049,353
Puckett Laboratory                   Hattiesburg        MS      CL       Pathology Labs.                  36,951       4,285,486
Valley View Surgery Center           Las Vegas          NV      ASC      National Surgery Centers         16,878       3,800,571

                                      (31)

Hendersonville Medical Office Bldg.  Hendersonville     TN      AHF      Columbia, affiliated physicians  25,456       3,138,890
Physicians Daysurgery Center         Dallas             TX      ASC      Columbia                         10,855       2,039,563
Oregon Medical Building              El Paso            TX      AHF      Columbia, affiliated physicians  83,718      18,485,078
Life Care Center of Fort Worth       Fort Worth         TX     LTCF      Life Care Centers of America     64,265       9,452,336
Valley Diagnostic Med.&Surg.Clinic   Harlingen          TX      PC       PhyCor                           41,515       4,458,323
Spring Branch Professional Building  Houston            TX      AHF      Columbia, affiliated physicians 109,898      14,301,747
Rosewood Professional Building       Houston            TX      AHF      Columbia, affiliated physicians  70,494       5,252,820
Durham Medical Center                Houston            TX      PC       Humana, Columbia                 59,114       8,511,528
Life Care Center of Houston          Houston            TX     LTCF      Life Care Centers of America     64,265       9,847,297
Twelve Oaks Medical Plaza            Houston            TX      AHF      Tenet, affiliated physicians     38,500       3,772,050
Trinity Valley Birthing Center       Palestine          TX      AHF      OrNda, affiliated physicians     15,398       3,671,600
Bayshore Doctors Center              Pasadena           TX      AHF      Columbia, affiliated physicians  16,955       1,905,817
Lake Pointe Medical Plaza            Rowlett            TX      AHF      OrNda, affiliated physicians     12,788       1,737,129
Rowlett Medical Plaza                Rowlett            TX      MOB      OrNda, affiliated physicians     18,978       1,976,372
Huebner Medical Center               San Antonio        TX     CACC      Healthsouth,Columbia,MedPartners 90,840      11,928,764
Huebner Medical Center II            San Antonio        TX     CACC      Healthsouth,Columbia,MedPartners 63,459       9,144,537
Judson Professional Building         San Antonio        TX      AHF      Columbia, affiliated physicians  10,088         712,354
Toepperwein Medical Center           San Antonio        TX      AHF      Columbia, affiliated physicians  44,872       2,363,062
Southwest General Birthing Center    San Antonio        TX      AHF      OrNda, affiliated physicians     16,264       3,236,289
New River Valley Medical Arts Bldg.  Christiansburg     VA      MOB      Columbia, affiliated physicians   5,323         926,022
Valley Medical Center                Dublin             VA      MOB      Columbia, affiliated physicians   7,093       1,015,116
Lewis-Gale Family Practice Center    New Castle         VA      PC       PhyCor                           11,265       1,150,333
Chippenham Medical Offices           Richmond           VA      AHF      Columbia, affiliated physicians  44,732       3,771,668
Chippenham Medical Offices           Richmond           VA      AHF      Healthcare service providers     53,189       4,593,463
Johnston-Willis Medical Offices      Richmond           VA      AHF      Healthcare service providers     78,843       8,773,577
Johnston-Willis Medical Offices      Richmond           VA      AHF      Healthcare service providers     36,000       5,855,715
Lewis-Gale Craig County Clinic       Roanoke            VA      PC       PhyCor                            4,396         182,008
Lewis-Gale Fincastle Clinic          Roanoke            VA      PC       PhyCor                            4,199         337,431
Lewis-Gale Valley View Mall          Roanoke            VA      MOB      PhyCor, Columbia                 48,433       5,112,593
Lewis-Gale Business&Child Care Ctrs  Salem              VA      MOB      PhyCor, Allstate, U.S.Postal Svc. 6,387       6,723,060
Lewis-Gale Bent Mountain Road Clinic Salem              VA      PC       PhyCor                            3,264         349,701
Lewis-Gale Bonsack Clinic            Salem              VA      PC       PhyCor                            6,283         673,840
Lewis-Gale Clinic                    Salem              VA      AHF      PhyCor, Columbia                237,244      27,139,690
Lewis-Gale Medical Foundation Bldg.  Salem              VA      AHF      PhyCor                           16,400       1,431,526
Lewis-Gale Spartan Drive Clinic      Salem              VA      PC       PhyCor                            8,243         899,816
                                                                                                       ----------  --------------

All Properties                                                                                         3,921,749    $460,947,705
                                                                                                       =========    ============

* Properties owned and managed by Healthcare Realty
** Pending acquisition

Key:
AHF - Ancillary Hospital Facility
LTCF - Long-Term Care Facility
CACC - Comprehensive Ambulatory Care Center
PC - Physician Clinic
MOB - Medical Office Building
CL - Clinical Lab
ASC - Ambulatory Surgery Center

                                      (32)

HEALTHCARE PROVIDER CHARTS

     The following table sets forth, by each healthcare provider client, certain information as of December 31, 1996

                                                                                           Percentage               Square
                                                    Properties        Investment          of Investment             Footage
Public/Investment Grade Credit Operators:
Columbia/HCA Healthcare Corp.                           21             $120,151,613                   26.1%         914,946
OrNda HealthCorp                                        15               99,598,463                   21.6%         678,375
Candler Health System                                    3               20,032,661                    4.3%         345,975
PhyCor, Inc.                                            12               58,763,502                   12.7%         585,033
Tenet Healthcare Corporation                             2                8,157,829                    1.8%          97,158
National Surgery Centers, Inc.                           2                4,846,800                    1.1%          21,791
                                                    ------         ----------------         ---------------    ------------
                                                        55             $311,550,868                   67.6%       2,643,278
Other Providers:
Life Care Centers of America                             6              $50,163,731                   10.9%         361,704
Huebner Medical Center                                   2               21,073,301                    4.6%         154,299
Vest AmeriCare L.C.                                      3               19,792,796                    4.3%         233,746
WelCare International, Inc.                              6               16,327,933                    3.5%         151,172
Six Operators with Investments Less Than 3%              8               41,294,495                    9.0%         377,550

                                                    ------         ----------------         ---------------    ------------
                                                        25             $148,652,256                   32.2%       3,921,749

                                                    ======         ================         ===============    ============
Totals                                                  80             $460,947,705                   99.8%       3,921,749
                                                    ======         ================         ===============    ============

                                      (33)


LEASE EXPIRATION SCHEDULE

     The following table sets forth the number of the Company leases that expire in the indicated years and certain other information associated with such leases.

                                                        Percentage of                   Percentage of
                Number of             Annualized         Annualized        Square           Square
Year              Leases               Revenue          Square Footage    Footage          Footage

                     0                     0               0.0%                 0            0.0%
1997                 0                     0               0.0%                 0            0.0%
1998                 0                     0               0.0%                 0            0.0%
1999                 0                     0               0.0%                 0            0.0%
2000                 0                     0               0.0%                 0            0.0%
2001                 0                     0               0.0%                 0            0.0%
2002                 0                     0               0.0%                 0            0.0%
2003                 3            $2,788,402               5.8%           181,129            5.0%
2004                 7             1,622,760               8.8%           164,756            9.9%
2005                 6             1,569,032               6.8%           268,391            9.7%
2006                 1               536,529               1.1%            36,951            1.0%
2007                 3               962,504               2.0%            75,507            2.0%
2008                12             8,237,489              17.0%           645,027           16.9%
2009                19            14,325,866              25.3%         1,162,134           25.6%
2010                 6             1,907,236               8.1%           119,502            6.2%
2011                15             9,105,172              16.2%           759,329           18.3%
2012                 1             3,705,024               4.8%           237,851            1.6%
2013                 6             1,966,505               4.1%           151,172            4.0%
                    ==          ============             ======         =========           ======
Totals              79*          $ 46,726,518             100.0%         3,801,749           100.0%

*Excludes Fountain Valley - AHF5, which currently has no lease agreement

                                      (34)

ITEM 3.           LEGAL PROCEEDINGS
------
                  The Company is not aware of any material legal action pending or threatened against it.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
------
                  No matter was submitted to a vote of shareholders during the fourth quarter of 1996.

                                      (35)

                                     Part II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------            MATTERS

                  Information relating to the Company's Common Stock, set forth on page 28 of the Company's 1996 Annual Report to Shareholders under the caption Common Stock, is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA
------
                  The Company's selected financial data, set forth on page 9 of its 1996 Annual Report to Shareholders under the caption Selected Financial Information, is incorporated herein by reference.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------            AND RESULTS OF OPERATIONS

                  The Company's information relating to the management's discussion and analysis of financial condition, set forth on pages 10 through 12 of the Company's 1996 Annual Report to Shareholders under the caption Managements Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------
                  The Company's financial statements and the related notes, together with the report of Ernst & Young LLP thereon, set forth at pages 13 through 17 of the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------            AND FINANCIAL DISCLOSURE

                  None.

                                      (36)

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

DIRECTORS
---------

                  Information with respect to directors, set forth on pages one through four of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 1997 under the caption Election of Directors, is incorporated herein by reference.

EXECUTIVE OFFICERS
------------------

                  The executive officers of the Company are:
Name                  Age     Position
David R. Emery.......  52     Chairman of the Board, Chief Executive Officer &
                              President
Timothy G. Wallace...  38     Executive Vice President & Chief Financial Officer
Roger O. West......... 52     Executive Vice President & General Counsel

                  Mr.Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development an management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for 27 years.

                  Mr.Wallace has held executive positions with the Company since January 1993. Prior to joining the Company, he was a Senior Manager with responsibility for healthcare and real estate in the Nashville, Tennessee office of Ernst & Young LLP from June 1989 to January 1993.

                  Mr. West has held executive positions with the Company since May 1994. Prior to joining the Company, he was a senior partner in the law firm of Geary, Porter and West, P. C. in Dallas, Texas from July 1992 to May 1994. Mr.West has extensive experience in the areas of corporate, tax and real estate law.

ITEM 11.          EXECUTIVE COMPENSATION
-------
                  Information relating to executive compensation, set forth on pages six through 12 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 1997 under the caption Executive Compensation, is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

                                      (37)

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------
                  Information relating to the security ownership of management and certain beneficial owners, set forth on pages four through five of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 1997 under the caption "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------
         Information relating to certain relationships and related transactions, set forth on page 13 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 1997 under the caption Certain Relationships and Related Transactions, is incorporated herein by reference.

                                      (38)

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------
(a) Index to Pro Forma and Historical Financial Statements, Financial Statement Schedules and Exhibits

                  (1)      FINANCIAL STATEMENTS:
                           --------------------

                           The following financial  statements of Healthcare
                  Realty Trust Incorporated are incorporated by reference in
                  Item 8 from the 1996 Annual Report to Shareholders:

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------
                  Independent Auditors' Report
                  Consolidated Balance Sheets - December 31, 1996 and 1995.
                  Consolidated Statements of Income for the years ended December
                       31, 1996, December 31, 1995 and December 31, 1994.
                  Consolidated  Statements of Stockholders Equity for the years ended  December 31,  1996,  December 31, 1995 and
                       December 31, 1994.
                  Consolidated Statements of Cash Flows for the years ended
                       December 31, 1996, December 31, 1995 and December 31,
                       1994.
                  Notes to Consolidated Financial Statements.

                  (2)      FINANCIAL STATEMENT SCHEDULES:
                           -----------------------------

                  Schedule III -- Real Estate and Accumulated Depreciation
                    at December 31, 1996..S-1

                  All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

                                      (39)

           (3)    EXHIBITS:
                  --------

  EXHIBIT
  NUMBER            DESCRIPTION OF EXHIBITS
  ------            -----------------------

     3.1      Second Articles of Amendment and Restatement of the Registrant.(1)
     3.2      Second Amended and Restated Bylaws of the Registrant.(2)
     4        Specimen stock certificate.(1)
     10.1     1993 employee's Stock Incentive Plan of Healthcare Realty Trust Incorporated.(1)
     10.2     1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated.(6)
     10.3     Executive Retirement Plan, as amended (filed herewith).
     10.4     Retirement Plan for Outside Directors.(1)
     10.5     Deferred Compensation Plan.(1)
     10.6     Dividend Reinvestment Plan.(2)
     10.7     Amended and Restated  Employment  Agreement by and between David R. Emery and  Healthcare  Realty Trust  Incorporated
              (filed herewith).
     10.8     Amended and Restated  Employment  Agreement by and between  Roger O. West and  Healthcare  Realty Trust  Incorporated
              (filed herewith).
     10.9     Amended and Restated Employment  Agreement by and between Timothy G. Wallace and Healthcare Realty Trust Incorporated
              (filed herewith).
     10.10    Modified  and  Restated  Credit  Agreement,  dated as of December  26,  1996,  by and among  Healthcare  Realty Trust
              Incorporated;  NationsBank,  N.A.; The Sumitomo Bank, Limited; First Tennessee Bank National Association; and AmSouth
              Bank of Alabama.(7)
     10.11    Form of Note Purchase Agreement,  dated as of September 1, 1995, pertaining to $90,000,000 aggregate principal amount of 7.41% Senior Notes due September 1, 2002.(5)
     11       Statement re computation of per share earnings (filed herewith).
     13       Annual Report to Shareholders for the year ended December 31, 1996 (filed herewith).
     21       Subsidiaries of the Registrant (filed herewith).
     23       Consent of Ernst & Young LLP, independent auditors (filed herewith).

                                      (40)

     (1) Filed as an exhibit to Company's Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

     (2) Filed as an exhibit to Company's Registration Statement on Form S-11 (Registration No. 33-72860) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

     (3) Filed as an exhibit to Company's Form 10-Q for the quarter ended June 30, 1994 and hereby incorporated by reference.

     (4) Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1994 and hereby incorporated by reference.

     (5) Filed as an exhibit to Company's 10-Q for the quarter ended September 30, 1995 and hereby incorporated by reference.

     (6) Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

     (7) Filed as an exhibit to Company's Form 8-K for December 26, 1996 and hereby incorporated by reference.

                                      (41)

                  Executive Compensation Plans and Arrangements

     The  following  is  a  list  of  all  executive   compensation   plans  and
arrangements filed as exhibits to this Annual Report on Form 10-K:

     1.  1993  Employees  Stock  Incentive  Plan  of  Healthcare   Realty  Trust
         Incorporated (filed as Exhibit 10.1)

     2. 1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated (filed as Exhibit 10.2)

     3. Executive Retirement Plan, as amended (filed as Exhibit 10.3)

     4. Retirement Plan for Outside Directors (filed as Exhibit 10.4)

     5. Deferred Compensation Plan (filed as Exhibit 10.5)

     6. Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated (filed as Exhibit 10.7)

     7. Amended and Restated Employment Agreement by and between Roger O. West and Healthcare Realty Trust Incorporated (filed as Exhibit 10.8)

     8. Amended and Restated Employment Agreement by and between Timothy G. Wallace and Healthcare Realty Trust Incorporated (filed as Exhibit 10.9)

                                      (42)

(b)               Reports on Form 8-K

                  The Company filed the following reports on Form 8-K during the last quarter of 1996.

Date of Earliest Event Reported         Items Reported

    September 30, 1996                 5.Other Events
    November 15, 1996                  2.Acquisition or Disposition of Assets
                                       7.Financial Statements, Pro Forma Financial Information
                                         and Exhibits
    November 15, 1996 (Form 8K/A)      7.Financial Statements, Pro Forma Financial Information
                                         and Exhibits*
    November 15, 1996 (Form 8-K/A)     7.Financial Statements, Pro Forma Financial Information
                                         and Exhibits

* Included required financial statements for acquisition reported on in Item 2 of Current Report dated November 15, 1996.

(c)   Exhibits

      The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3).

(d)   Financial Statement Schedules

      The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

                                      (43)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 24, 1997.
                                   HEALTHCARE REALTY TRUST INCORPORATED


                                   By:   /s/ David R. Emery
                                             David R. Emery
                                             Chairman, President and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                                               Title                           Date

    /s/ David R. Emery                       Chairman, President and Chief          March 24, 1997
   David R. Emery                            Executive Officer (Principal
                                               Executive Officer)
    /s/ Timothy G. Wallace                Executive Vice President and Chief        March 24, 1997
   Timothy G. Wallace                        Financial Officer (Principal
                                               Financial Officer)
    /s/ Fredrick M. Langreck                   Treasurer and Controller             March 24, 1997
   Fredrick M. Langreck

    /s/ Errol L. Biggs, Ph.D.                          Director                     March 24, 1997
   Errol L. Biggs, Ph.D.

    /s/ Thompson S. Dent                               Director                     March 24, 1997
   Thompson S. Dent

    /s/ Charles Raymond Fernandez, M.D.                Director                     March 24, 1997
   Charles Raymond Fernandez, M.D.

                                      (44)


    /s/ Batey B. Gresham, Jr.                          Director                     March 24, 1997
   Batey B. Gresham, Jr.

    /s/ Marliese E. Mooney                             Director                     March 24, 1997
   Marliese E. Mooney

    /s/ Edwin B. Morris, III                           Director                     March 24, 1997
   Edwin B. Morris, III

    /s/ John Knox Singleton                            Director                     March 24, 1997
   John Knox Singleton

                                      (45)

SCHEDULE 3 - REAL ESTATE AND ACCUMULATED  DEPRECIATION
AT DECEMBER 31, 1996

                                                                                                       LAND
                                                                                                Costs Capitalized
Facility Type/Name                             Operator         Facility             Initial      Subsequent to
                                                                Location            Investment     Acquisition      Total
Ancillary Hospital Facilities
    1 Orange Grove Medical Clinic               Col/HCA             AZ            $   308,070             0     $  308,070
    2 Eaton Canyon Medical Building             OrNda               CA              1,337,483             0      1,337,483
    3 Fountain Valley - AHF 1                   OrNda               CA              2,218,847             0      2,218,847
    4 Fountain Valley - AHF 2                   OrNda               CA              2,059,953             0      2,059,953
    5 Fountain Valley - AHF 3                   OrNda               CA              3,149,515             0      3,149,515
    6 Fountain Valley - AHF 4                   OrNda               CA              3,160,865             0      3,160,865
    7 Valley Presbyterian (15211)               Valley Pres         CA              1,720,127             0      1,720,127
    8 Valley Presbyterian (6840-50)             Valley Pres         CA              1,522,222             0      1,522,222
    9 Deering Medical Plaza                     Col/HCA             FL                      0             0              0
   10 East Pointe Medical Plaza                 Col/HCA             FL                 45,216             0         45,216
   11 Gulf Coast Medical Centre                 Col/HCA             FL                      0             0              0
   12 Southwest Medical Centre Plaza            Col/HCA             FL                      0             0              0
   13 Southwest Medical Centre Plaza II         Col/HCA             FL                      0             0              0
   14 Coral Gables Medical Plaza                OrNda               FL                532,112             0        532,112
   15 Palm Beach Medical Group Building         First Physician     FL                      0             0              0
   16 Palms of Pasadena Medical Plaza           Tenet               FL                      0             0              0
   17 Candler Parking Garage                    Candler             GA                      0             0              0
   18 Candler Professional Office Building      Candler             GA                      0             0              0
   19 Candler Regional Heart Center             Candler             GA                      0             0              0
   20 North Fulton Medical Arts Plaza           Vest Amer           GA                696,248             0        696,248
   21 Northwest Medical Center                  Vest Amer           GA              1,268,962             0      1,268,962
   22 Overland Park Regional Medical Center     Col/HCA             KS                      0             0              0
   23 Hendersonville Medical Office Building    Col/HCA             TN                395,056             0        395,056
   24 Bayshore Doctors Center                   Col/HCA             TX                125,471             0        125,471
   25 Judson Medical Building                   Methodist           TX                159,384             0        159,384
   26 Oregon Medical Building                   Col/HCA             TX                999,193             0        999,193
   27 Rosewood Professional Building            Col/HCA             TX                682,867             0        682,867
   28 Spring Branch Professional Building       Col/HCA             TX              3,833,076             0      3,833,076
   29 Toepperwein Medical Center                Methodist           TX                497,982             0        497,982
   30 Lake Pointe Medical Plaza                 OrNda               TX                217,941             0        217,941
   31 Southwest General Birthing Center         OrNda               TX                124,000             0        124,000
   32 Trinity Valley Birthing Center            OrNda               TX                 73,147             0         73,147
   33 Twelve Oaks Medical Plaza                 Vest Amer           TX                389,107             0        389,107
   34 Chippenham Medical Offices                Col/HCA             VA                      0             0              0
   35 Chippenham Medical Offices                Col/HCA             VA                874,497             0        874,497
   36 Johnston-Willis Medical Offices           Col/HCA             VA              1,912,645             0      1,912,645
   37 Johnston-Willis Medical Offices           Col/HCA             VA                      0             0              0
   38 Lewis-Gale   Clinic,Keagy, Braeburn,Floyd Phycor              VA              1,413,423             0      1,413,423
   39 Lewis-Gale   Medical Foundation           Phycor              VA                 38,604             0         38,604
                                                                                   ----------             -     ----------
                                                                                   29,756,014             0     29,756,014
                                                                                   ----------             -     ----------

Ambulatory Surgery Centers
   40 Bakersfield Surgery Center                Nat'l Surg Ctrs     CA                209,246             0        209,246
   41 Valley View Surgery Center                Nat'l Surg Ctrs     NV                940,000             0        940,000
   42 Physicians Daysurgery Center              Col/HCA             TX                509,891             0        509,891
                                                                                    ---------             -      ---------
                                                                                    1,659,137             0      1,659,137
                                                                                    ---------             -      ---------

Comprehensive Ambulatory Care Centers
   43 St. Andrews                               Col/HCA&St.Andrews  FL              1,032,261             0      1,032,261
   44 Five Points Medical Building              OrNda               FL              3,103,275             0      3,103,275
   45 Huebner Medical Center                    Huebner             TX                601,475             0        601,475
   46 Huebner Medical Center II                 Huebner             TX              1,041,298             0      1,041,298
                                                                                    ---------             -      ---------
                                                                                    5,778,309             0      5,778,309
                                                                                    ---------             -      ---------

Clinical Laboratories
   47 Midtown Medical Center                    Midtown             AL                180,633             0        180,633
   48 Puckett Laboratory                        Path Labs           MS                537,660             0        537,660
                                                                                      -------             -        -------
                                                                                      718,293             0        718,293
                                                                                      -------             -        -------

Long-Term Care Facilities
   49 Fountain Valley - Living Care Center      OrNda               CA              1,361,952             0      1,361,952
   50 Life Care Center of Aurora                LCC of Amer.        CO              1,651,477             0      1,651,477
   51 Life Care Center of Westminster (4)       LCC of Amer.        CO                      0             0              0
   52 Life Care Center of Orange Park           LCC of Amer.        FL              1,203,720             0      1,203,720
   53 New Harmonie Healthcare Center            Centennial          IN                 96,059             0         96,059
   54 Life Care Center of Wichita               LCC of Amer.        KS              1,013,423             0      1,013,423
   55 Fenton Extended Care Center               Centennial          MI                 40,463             0         40,463
   56 Meadows Nursing Center                    Centennial          MI                  6,984             0          6,984
   57 Ovid Convalescent Manor                   Centennial          MI                 62,326             0         62,326
   58 Wayne Convalescent Center                 Centennial          MI                 52,468             0         52,468
   59 Westgate Manor Nursing Home               Centennial          MI                 30,855             0         30,855
   60 Life Care Center of Forth Worth           LCC of Amer.        TX                690,768             0        690,768
   61 Life Care Center of Houston (4)           LCC of Amer.        TX                      0             0              0
                                                                                    ---------             -      ---------
                                                                                    6,210,495             0      6,210,495
                                                                                    ---------             -      ---------
Medical Office Buildings
   62 Rowlett Medical Plaza                     OrNda               TX                166,123             0        166,123
   63 New River Valley Med. Arts Building       Col/HCA             VA                 43,126             0         43,126
   64 Valley Medical Center                     Col/HCA             VA                 64,347             0         64,347
   65 Lewis-Gale Business & Child Care Centers  Phycor              VA              1,066,739             0      1,066,739
   66 Lewis-Gale  Valley View                   Phycor              VA                752,629             0        752,629
                                                                                    ---------             -      ---------
                                                                                    2,092,964             0      2,092,964
                                                                                    ---------             -      ---------

Physician Clinics
   67 Clinica Latina                            OrNda               CA                392,785             0        392,785
   68 Southwest Florida Orthopedic Center       Col/HCA             FL                468,544             0        468,544
   69 Medical & Surgical Inst.Ft. Lauderdale    OrNda               FL                906,829             0        906,829
   70 Doctors  Clinic                           Phycor              FL              2,183,572             0      2,183,572
   71 Woodstock Clinic                          Tenet               GA                586,435             0        586,435
   72 Durham Medical Center                     Durham              TX                992,738             0        992,738
   73 Valley Diagnostic Med & Surgical Clinic   Phycor              TX                502,919       158,368        661,287
   74 Lewis-Gale   Bent Mountain Road Clinic    Phycor              VA                 92,159             0         92,159
   75 Lewis-Gale   Bohnsack Clinic              Phycor              VA                150,526             0        150,526
   76 Lewis-Gale   Craig County Clinic          Phycor              VA                 33,280             0         33,280
   77 Lewis-Gale   Family Practice Center       Phycor              VA                182,522             0        182,522
   78 Lewis-Gale   Fincastle Clinic             Phycor              VA                 78,437             0         78,437
   79 Lewis-Gale   Spartan Drive                Phycor              VA                 83,967             0         83,967
                                                                                    ---------       -------      ---------
                                                                                    6,654,712       158,368      6,813,080
                                                                                    ---------       -------      ---------

            Total Real Estate                                                     $52,869,925      $158,368    $53,028,292
                                                                                  ===========      ========    ===========

            Corporate Property                                                              0             0              0

            Third Party Developments                                                        0             0              0

            Total Property                                                        $52,869,925      $158,368    $53,028,292
                                                                                  ===========      ========    ===========

SCHEDULE 1
REAL ESTATE AND ACCUMULATED DEPRECIATION AT DECEMBER 31, 1996 (continued)

                                              BUILDINGS & IMPROVEMENTS & CIP
                                                                                                      Costs
                                                                                    Initial        Capitalized
                                                                                   Investment     Subsequent to
                                                                                 (Including CIP)   Acquisition     Total
Ancillary Hospital Facilities
    1 Orange Grove Medical Clinic                                                  $ 4,965,923       $    0     $ 4,965,923
    2 Eaton Canyon Medical Building                                                  3,106,587            0       3,106,587
    3 Fountain Valley - AHF 1                                                        3,297,543        3,925       3,301,469
    4 Fountain Valley - AHF 2                                                        3,047,816            0       3,047,816
    5 Fountain Valley - AHF 3                                                        5,635,848            0       5,635,848
    6 Fountain Valley - AHF 4                                                        5,828,809            0       5,828,809
    7 Valley Presbyterian (15211)                                                    5,797,840            0       5,797,840
    8 Valley Presbyterian (6840-50)                                                  3,787,288            0       3,787,288
    9 Deering Medical Plaza                                                          5,072,041            0       5,072,041
   10 East Pointe Medical Plaza                                                      4,936,632            0       4,936,632
   11 Gulf Coast Medical Centre                                                      4,791,942            0       4,791,942
   12 Southwest Medical Centre Plaza                                                 8,042,864            0       8,042,864
   13 Southwest Medical Centre Plaza II                                              1,620,558            0       1,620,558
   14 Coral Gables Medical Plaza                                                    10,676,167        5,454      10,681,621
   15 Palm Beach Medical Group Building                                              3,830,316            0       3,830,316
   16 Palms of Pasadena Medical Plaza                                                4,723,468      805,113       5,528,581
   17 Candler Parking Garage                                                         4,169,090            0       4,169,090
   18 Candler Professional Office Building                                           7,177,853       15,193       7,193,045
   19 Candler Regional Heart Center                                                  8,685,718       79,184       8,764,902
   20 North Fulton Medical Arts Plaza                                                4,814,870      234,973       5,049,843
   21 Northwest Medical Center                                                       8,492,284      475,000       8,967,284
   22 Overland Park Regional Medical Center                                          8,606,501            0       8,606,501
   23 Hendersonville Medical Office Building                                         2,643,834      100,000       2,743,834
   24 Bayshore Doctors Center                                                        1,767,800            0       1,767,800
   25 Judson Medical Building                                                          576,569            0         576,569
   26 Oregon Medical Building                                                       17,445,918            0      17,445,918
   27 Rosewood Professional Building                                                 4,569,953            0       4,569,953
   28 Spring Branch Professional Building                                           10,295,139            0      10,295,139
   29 Toepperwein Medical Center                                                     1,983,956            0       1,983,956
   30 Lake Pointe Medical Plaza                                                      1,507,164            0       1,507,164
   31 Southwest General Birthing Center                                              3,112,289            0       3,112,289
   32 Trinity Valley Birthing Center                                                 3,598,453            0       3,598,453
   33 Twelve Oaks Medical Plaza                                                      2,690,851      670,627       3,361,478
   34 Chippenham Medical Offices                                                     3,771,668            0       3,771,668
   35 Chippenham Medical Offices                                                     3,718,966            0       3,718,966
   36 Johnston-Willis Medical Offices                                                6,860,932            0       6,860,932
   37 Johnston-Willis Medical Offices                                                4,729,002    1,126,714       5,855,716
   38 Lewis-Gale Clinic, Keagy, Braeburn, Floyd                                     26,019,699            0      26,019,699
   39 Lewis-Gale Medical Foundation                                                  1,394,974            0       1,394,974
                                                                                   -----------    ---------      ----------
                                                                                   217,795,124    3,516,183     221,311,306
                                                                                   -----------    ---------     -----------

Ambulatory Surgery Centers
   40 Bakersfield Surgery Center                                                       828,613            0         828,613
   41 Valley View Surgery Center                                                     2,860,571            0       2,860,571
   42 Physicians Daysurgery Center                                                   1,514,376            0       1,514,376
                                                                                   -----------     --------       ---------
                                                                                     5,203,560            0       5,203,560
                                                                                   -----------     --------       ---------

Comprehensive Ambulatory Care Centers
   43 St.Andrews                                                                     5,969,200            0       5,969,200
   44 Five Points Medical Building                                                   6,929,636            0       6,929,636
   45 Huebner Medical Center                                                        11,067,141      200,000      11,267,141
   46 Huebner Medical Center II                                                      8,061,509       78,954       8,140,463
                                                                                   -----------      -------      ----------
                                                                                    32,027,485      278,954      32,306,439
                                                                                   -----------      -------      ----------

Clinical Laboratories
   47 Midtown Medical Center                                                         8,601,151            0       8,601,151
   48 Puckett Laboratory                                                             3,718,165            0       3,718,165
                                                                                   -----------          ---      ----------
                                                                                    12,319,316            0      12,319,316
                                                                                   -----------          ---      ----------

Long-Term Care Facilities
   49 Fountain Valley - Living Care Center                                          11,325,746            0      11,325,746
   50 Life Care Center of Aurora                                                     4,579,039            0       4,579,039
   51 Life Care Center of Westminster (4)                                            4,355,419            0       4,355,419
   52 Life Care Center of Orange Park                                                8,388,977            0       8,388,977
   53 New Harmonie Healthcare Center                                                 3,511,749            0       3,511,749
   54 Life Care Center of Wichita                                                    5,297,900            0       5,297,900
   55 Fenton Extended Care Center                                                    3,467,687            0       3,467,687
   56 Meadows Nursing Center                                                         3,241,786            0       3,241,786
   57 Ovid Convalescent Manor                                                          982,862    1,844,691       2,827,552
   58 Wayne Convalescent Center                                                        963,336            0         963,336
   59 Westgate Manor Nursing Home                                                    1,633,306            0       1,633,306
   60 Life Care Center of Forth Worth                                                8,359,126            0       8,359,126
   61 Life Care Center of Houston (4)                                                8,297,775            0       8,297,775
                                                                                   -----------   ----------      ----------
                                                                                    64,404,708    1,844,691      66,249,399
                                                                                   -----------   ----------      ----------
Medical Office Buildings
   62 Rowlett Medical Plaza                                                          1,810,249            0       1,810,249
   63 New River Valley Med. Arts Building                                              839,285            0         839,285
   64 Valley Medical Center                                                            867,590            0         867,590
   65 Lewis-Gale  Business & Child Care Centers                                      5,665,960            0       5,665,960
   66 Lewis-Gale  Valley View                                                        4,367,295            0       4,367,295
                                                                                   -----------          ---      ----------
                                                                                    13,550,379            0      13,550,379
                                                                                   -----------          ---      ----------

Physician Centers
   67 Clinica Latina                                                                   331,685            0         331,685
   68 Southwest Florida Orthopedic Center                                            3,135,642            0       3,135,642
   69 Medical & Surgical Institute of Ft. Lauderdale                                 3,580,315      717,332       4,297,647
   70 Doctors  Clinic                                                                8,070,829            0       8,070,829
   71 Woodstock Clinic                                                               2,087,444            0       2,087,444
   72 Durham Medical Center                                                          6,865,237      288,566       7,153,802
   73 Valley Diagnostic Medical and Surgical Clinic                                  3,776,918            0       3,776,918
   74 Lewis-Gale  Bent Mountain Road Clinic                                            258,044            0         258,044
   75 Lewis-Gale  Bohnsack Clinic                                                      524,280            0         524,280
   76 Lewis-Gale  Craig County Clinic                                                  148,990            0         148,990
   77 Lewis-Gale  Family Practice Center                                               969,461            0         969,461
   78 Lewis-Gale  Fincastle Clinic                                                     259,478            0         259,478
   79 Lewis-Gale  Spartan Drive                                                        817,140            0         817,140
                                                                                   -----------    ---------     -----------
                                                                                    30,825,462    1,005,897      31,831,359
                                                                                   -----------    ---------      ----------

      Total Real Estate                                                           $376,126,034   $6,645,724    $382,771,758
                                                                                  ============   ==========    ============

      Corporate Property                                                                     0            0               0

      Third Party Developments                                                         278,496            0         278,496

      Total Property                                                              $376,404,530   $6,645,724    $383,050,254
                                                                                  ============   ===========   ============

SCHEDULE 1
REAL ESTATE AND ACCUMULATED DEPRECIATION AT DECEMBER 31, 1996 (continued)

                                                                            (1) (2)
                                              Personal        (2)        Accumulated                       Date         Date
                                              Property       Total      Depreciation   Encumbrances     Acquired      Acquired
Ancillary Hospital Facilities
    1 Orange Grove Medical Clinic             $     0    $ 5,273,993    $   558,41                0       1993          1988
    2 Eaton Canyon Medical Building                 0      4,444,070       149,355                0       1995          1984
    3 Fountain Valley - AHF 1                       0      5,520,316       200,873                0       1994          1973
    4 Fountain Valley - AHF 2                       0      5,107,769       185,618                0       1994          1975
    5 Fountain Valley - AHF 3                       0      8,785,363       343,234                0       1994          1981
    6 Fountain Valley - AHF 4                       0      8,989,674       354,986                0       1994          1984
    7 Valley Presbyterian (15211)              20,237      7,538,204       662,088          730,000 (3)   1993          1981
    8 Valley Presbyterian (6840-50)            18,267      5,327,777       435,016                0       1993    1961,1968,1984-85
    9 Deering Medical Plaza                         0      5,072,041       319,701                0       1994          1994
   10 East Pointe Medical Plaza                     0      4,981,848       269,007                0       1994          1994
   11 Gulf Coast Medical Centre                     0      4,791,942       253,557                0       1994          1994
   12 Southwest Medical Centre Plaza                0      8,042,864       455,447                0       1994          1994
   13 Southwest Medical Centre Plaza II             0      1,620,558        74,449                0       1995          1977
   14 Coral Gables Medical Plaza                    0     11,213,733       764,285                0       1994          1991
   15 Palm Beach Medical Group Building             0      3,830,316        20,461                0       1996          1994
   16 Palms of Pasadena Medical Plaza               0      5,528,581       288,460                0       1994          1994
   17 Candler Parking Garage                        0      4,169,090       139,143                0       1994          1995
   18 Candler Professional Office Building          0      7,193,045       452,613        1,000,000 (3)   1994          1981
   19 Candler Regional Heart Center                 0      8,764,902       272,958                0       1995          1995
   20 North Fulton Medical Arts Plaza          38,409      5,784,500       405,030                0       1993          1983
   21 Northwest Medical Center                      0     10,236,246       608,705                0       1994          1975
   22 Overland Park Regional Medical Center         0      8,606,501        33,461                0       1995          1996
   23 Hendersonville Medical Office Building        0      3,138,890       190,450                0       1994          1991
   24 Bayshore Doctors Center                  12,547      1,905,818       205,064                0       1993          1989
   25 Judson Medical Building                       0        735,954         1,848                0       1996          1990
   26 Oregon Medical Building                  39,968     18,485,079     1,981,781                0       1993          1992
   27 Rosewood Professional Building                0      5,252,820       307,613                0       1994          1982
   28 Spring Branch Professional Building     173,532     14,301,747     1,244,451                0       1993          1985
   29 Toepperwein Medical Center                    0      2,481,938         6,359                0       1996          1990
   30 Lake Pointe Medical Plaza                12,023      1,737,128       123,557                0       1993          1988
   31 Southwest General Birthing Center             0      3,236,289       182,884                0       1993          1994
   32 Trinity Valley Birthing Center                0      3,671,600       126,869                0       1994          1995
   33 Twelve Oaks Medical Plaza                21,465      3,772,050       255,729                0       1993       1968,1994
   34 Chippenham Medical Offices                    0      3,771,668       236,083                0       1994         1972-80
   35 Chippenham Medical Offices                    0      4,593,463       236,083                0       1994          1994
   36 Johnston-Willis Medical Offices               0      8,773,577       426,408        2,855,000       1994      1980, 1987-88
   37 Johnston-Willis Medical Offices               0      5,855,716       363,237                0       1994       1993, 1994
   38 Lewis-Gale Clinic, Keagy, Braeburn, FLoyd     0     27,433,122        83,396        2,288,000       1996          1984
   39 Lewis-Gale Medical Foundation                 0      1,433,579         4,471                0       1996          1981
                                               ------     ----------     ---------        ---------       ----      --------------
                                              336,448    251,403,769    13,223,147        6,873,000
                                              -------    -----------    ----------        ---------       ----      --------------

Ambulatory Surgery Centers
   40 Bakersfield Surgery Center                8,370      1,046,229        97,363                0       1993          1985
   41 Valley View Surgery Center                    0      3,800,571       180,308                0       1994          1994
   42 Physicians Daysurgery Center             15,296      2,039,563       177,942                0       1993          1985
                                               ------      ---------       -------               --       ----          ----
                                               23,666      6,886,363       455,613                0
                                               ------      ---------       -------               --       ----          ----

Comprehensive Ambulatory Care Centers
   43 St. Andrews                                   0      7,001,461        40,096                0       1996          1995
   44 Five Points Medical Building                  0     10,032,911         8,921                0       1995          1996
   45 Huebner Medical Center                   60,148     11,928,764     1,282,486                0       1993          1991
   46 Huebner Medical Center II                     0      9,181,761       301,231                0       1994          1995
                                               ------     ----------     ---------               --       ----          ----
                                               60,148     38,144,896     1,632,734                0
                                               ------     ----------     ---------               --       ----          ----

Clinical Laboratories
   47 Midtown Medical Center                    8,028      8,789,812       971,214                0       1993       1906, 1986
   48 Puckett Laboratory                       29,660      4,285,485       319,487                0       1993       1986, 1991
                                               ------     ----------     ---------               --       ----       ----------
                                               37,688     13,075,297     1,290,701                0
                                               ------     ----------     ---------               --       ----       ----------

Long-Term Care Facilities
   49 Fountain Valley - Living Care Center          0     12,687,698       689,761                0       1994          1989
   50 Life Care Center of Aurora                    0      6,230,516       278,873                0       1994          1994
   51 Life Care Center of Westminster (4)           0      4,355,419             0                0       1996   Under construction
   52 Life Care Center of Orange Park               0      9,592,697        85,153                0       1995          1996
   53 New Harmonie Healthcare Center           32,331      3,640,139       411,065                0       1993          1987
   54 Life Care Center of Wichita                   0      6,311,323         6,921                0       1996   Under construction
   55 Fenton Extended Care Center              32,345      3,540,494       406,124                0       1993          1968
   56 Meadows Nursing Center                   35,415      3,284,185       382,250                0       1993       1971, 1977
   57 Ovid Convalescent Manor                  48,791      2,938,669       179,597                0       1993          1968
   58 Wayne Convalescent Center                33,548      1,049,352       125,105                0       1993          1967
   59 Westgate Manor Nursing Home              32,887      1,697,048       200,112                0       1993       1964, 1974
   60 Life Care Center of Forth Worth               0      9,049,894        28,116                0       1995          1996
   61 Life Care Center of Houston (4)               0      8,297,775             0                0       1995   Under construction
                                              -------     ----------     ---------               --       ----   ------------------
                                              215,317     72,675,211     2,793,076                0
                                              -------     ----------     ---------               --       ----   ------------------

Medical Office Buildings
   62 Rowlett Medical Plaza                         0      1,976,372       110,248                0       1994          1994
   63 New River Valley Med. Arts Building      43,611        926,022       116,188                0       1993          1988
   64 Valley Medical Center                    83,179      1,015,116       139,159                0       1993          1989
   65 Lewis-Gale   Business & Child Care Centers    0      6,732,699        18,160                0       1996          1995
   66 Lewis-Gale   Valley View                      0      5,119,923        13,998        1,575,000       1996          1990
                                              -------     ----------       -------        ---------       ----          ----
                                              126,790     15,770,133       397,752        1,575,000
                                              -------     ----------       -------        ---------       ----          ----

Physician Clinics
   67 Clinica Latina                                0        724,470        13,820                0       1995          1991
   68 Southwest Florida Orthopedic Center           0      3,604,186       211,066                0       1994          1984
   69 Medical & Surgical Inst. of Ft. Lauderdale    0      5,204,476       259,245                0       1994          1991
   70 Doctors  Clinic                          50,781     10,305,182       932,960                0       1993       1969, 1973
   71 Woodstock Clinic                              0      2,673,879       149,424                0       1994          1991
   72 Durham Medical Center                   364,987      8,511,527       684,688                0       1993          1993
   73 Valley Diagnostic Med.& Surgical Clinic  20,117      4,458,322       434,775                0       1993          1982
   74 Lewis-Gale  Bent Mountain Road Clinic         0        350,203           827                0       1996          1984
   75 Lewis-Gale  Bohnsack Clinic                   0        674,806         1,680                0       1996          1995
   76 Lewis-Gale  Craig County Clinic               0        182,269           478                0       1996          1973
   77 Lewis-Gale  Family Practice Center            0      1,151,983         3,107                0       1996          1905
   78 Lewis-Gale  Fincastle Clinic                  0        337,915           832                0       1996          1986
   79 Lewis-Gale  Spartan Drive                     0        901,107         2,619                0       1996          1992
                                              -------     ----------     ---------               --       ----          ----
                                              435,885     39,080,324     2,695,521                0
                                              -------     ----------     ---------               --       ----          ----

      Total Real Estate                    $1,235,942   $437,035,993   $22,488,543       $8,448,000
                                           ==========   ============   ===========       ==========       ====          ====
      Corporate Property                    1,863,439      1,863,439       654,967                0

      Third Party Developments                      0        278,496             0                0
                                           ----------   ------------   -----------       ----------       ----          ----
      Total Property                       $3,099,382   $439,177,928   $23,143,511       $8,448,000
                                           ==========   ============   ===========       ==========       ====          ====

(1) Depreciation is provided on buildings and improvements over 31.5 or 39.0 years and personal property over 3.0, 5.0 or 7.0 years.

(2) Reconciliations of Total Property and Accumulated Depreciation for the three months and twelve months ended December 31, 1996:

                                                           Three Months Ended 12/31/96                 Twelve Months Ended 12/31/96
                                                                           Accumulated                                 Accumulated
                                                          Total Property   Depreciation              Total Property    Depreciation
      Beginning Balance                                    $377,608,198   $20,731,105               $332,972,982       $14,492,646
      Retirements/Dispositions:
            Corporate Property                                        0             0                     (5,033)             (755)
      Additions during the period:
            Acquisitions/Improvements                        87,367,681     2,326,597                107,249,244         8,304,776
            Corporate Property                                   56,529        85,809                    351,617           346,844
            Construction in Progress                        (25,854,480)            0                 (1,390,882)                0
                                                           =============  ===========               ============       ============
      Balance at December 31, 1996                         $439,177,928   $23,143,511               $439,177,928       $23,143,511
                                                           =============  ===========               ============       ============

(3) These two encumbrances are to protect the lessee's interest in their security deposit.

(4)   Lessee development at December 31, 1996.

                                    (46-47)