Form 10-Q
period 1997-03-31
HEALTHCARE REALTY TRUST INC
filed 1997-05-15
CIK 899749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-Q

             (Mark One)
               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              ----
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 1-11852
                            ________________________

                      HEALTHCARE REALTY TRUST INCORPORATED
             (Exact name of Registrant as specified in its charter)

               Maryland                         62 - 1507028
            (State or other                   (I.R.S. Employer
            jurisdiction of                  Identification No.)
            incorporation or
            organization)


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

     As of May 1, 1997, 19,227,803 shares of the Registrant's Common Stock,
                        $.01 par value, were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

                                    FORM 10-Q

                                 March 31, 1997

                                TABLE OF CONTENTS


Part I - Financial Information

 Item 1. Financial Statements                                            Page
         Condensed Consolidated Balance Sheets                              1
         Condensed Consolidated Statements of Income                        2
         Condensed Consolidated Statements of Cash Flows                    3
         Notes to Condensed Consolidated Financial Statements               4

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                          16

Signature                                                                  17

                                       HEALTHCARE REALTY TRUST INCORPORATED
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                  (Unaudited)        (1)
ASSETS                                                                           Mar. 31, 1997  Dec. 31, 1996
                                                                                 -------------  --------------

Real estate properties:
      Land                                                                            $54,631        $53,028
      Buildings and improvements                                                      382,979        369,188
      Personal property                                                                 3,239          3,099
      Construction in progress                                                          8,174         13,863
                                                                                        -----         ------

                                                                                      449,023        439,178
      Less accumulated depreciation                                                   (25,845)       (23,144)
                                                                                      -------        -------

           Total real estate properties, net                                          423,178        416,034

Cash and cash equivalents                                                              45,822          1,354

Other assets, net                                                                      10,463         10,117
                                                                                       ------         ------


Total assets                                                                         $479,463       $427,505
                                                                                     ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes and bonds payable                                                         $90,000       $168,618

      Security deposits payable                                                         3,992          4,172

      Accounts payable and accrued liabilities                                          6,086          8,197

      Deferred income                                                                     646            554

      Commitments and contingencies                                                         0              0
                                                                                            -              -

Total liabilities                                                                     100,724        181,541
                                                                                      -------        -------


Stockholders' equity:
      Preferred stock, $.01 par value; 50,000,000 shares
           authorized; none outstanding                                                     0              0
      Common stock, $.01 par value; 150,000,000 shares authorized; 19,227,803
           issued and outstanding at Mar. 31, 1997 and 13,898,777 at Dec. 31, 1996        192            139

      Additional paid-in capital                                                      401,470        264,614

      Deferred compensation                                                            (8,306)        (4,702)

      Cumulative net income                                                            63,994         57,655

      Cumulative dividends                                                            (78,611)       (71,742)
                                                                                      -------        -------

Total stockholders' equity                                                            378,739        245,964
                                                                                      -------        -------


Total liabilities and stockholders' equity                                           $479,463       $427,505
                                                                                     ========       ========

(1) The balance sheet at Dec. 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.)

                      Healthcare Realty Trust Incorporated
                   Condensed Consolidated Statements of Income
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                                                        1997           1996
                                                                                 ------------- --------------
REVENUES:
      Master lease rental income                                                      $10,010         $8,584
      Property operating income                                                         2,176              0
      Management fees                                                                     304            278
      Interest and other income                                                           352            121
                                                                                          ---            ---

                                                                                       12,842          8,983
                                                                                       ------          -----


EXPENSES:
      General and administrative                                                          713            515
      Property operating expenses                                                         607              0
      Interest                                                                          2,384          1,561
      Depreciation                                                                      2,702          2,059
      Amortization                                                                         97             90
                                                                                           --             --

                                                                                        6,503          4,225
                                                                                        -----          -----


NET INCOME                                                                             $6,339         $4,758
                                                                                       ------         ------


NET INCOME PER SHARE                                                                    $0.38          $0.36
                                                                                        -----          -----

WEIGHTED AVERAGE SHARES OUTSTANDING                                                16,596,267     13,077,312
                                                                                   ==========     ==========

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.)

                      HEALTHCARE REALTY TRUST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                        1997           1996
                                                                                        ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                       $6,339         $4,758
           Adjustments to reconcile net income to cash provided by operating activities:
                Depreciation and amortization                                           2,868          2,153
                Deferred compensation                                                     166             90
                Increase (decrease) in deferred income                                     92            (37)
               (Increase) decrease in other assets                                       (394)          (659)
                Decrease in accounts payable and accrued liabilities                   (2,100)        (1,416)
                                                                                       ------         ------
           Net cash provided by operating activities                                    6,971          4,889
                                                                                        -----          -----

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of real estate properties                                            (9,790)       (13,379)
      Disbursement of security deposits                                                  (180)          (120)
                                                                                         ----           ----
           Net cash used in investing activities                                       (9,970)       (13,499)
                                                                                       ------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings on long-term notes payable                                                 0          6,500
      Repayments on long-term notes payable                                           (78,618)             0
      Deferred financing and organization costs paid                                      (23)           (30)
      Dividends paid                                                                   (6,869)        (6,123)
      Proceeds from issuance of common stock                                          132,977             35
                                                                                      -------             --
           Net cash provided by financing activities                                   47,467            382
                                                                                       ------            ---

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       44,468         (8,228)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          1,354          9,143
                                                                                        =====          =====
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $45,822           $915
                                                                                      =======           ====

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.)

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                   (Unaudited)





NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Healthcare Realty Trust Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the three-month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain reclassifications have been made for the period January 1, 1996 through March 31, 1996 to conform to the 1997 presentation. These reclassifications had no effect on the results of operations as previously reported.

NOTE 2.  ORGANIZATION

     The Company was organized to invest in healthcare-related properties located throughout the United States, including ancillary hospital facilities, medical office buildings, physician clinics, long-term care facilities, comprehensive ambulatory care centers, clinical laboratories and ambulatory surgery centers. In addition to acquisitions of existing facilities, the Company provides capital for the construction of new facilities and provides property management, leasing and build-to-suit development services. The Company commenced operations on June 3, 1993 following the completion of an initial public offering. As of March 31, 1997, the Company had purchased, developed or had under development, 81 properties (the "Properties") for an aggregate investment of $449.0 million located in 40 markets in 14 states, which are supported by 16 healthcare-related entities. The Properties include:

            Ancillary hospital facilities             39
            Medical office buildings                   5
            Physician clinics                         13
            Long-term care facilities                 15
            Comprehensive ambulatory care centers      4
            Clinical laboratories                      2
            Ambulatory surgery centers                 3
                                                       -
                                                      81
                                                      ==

See Schedule 1 following "Notes to Condensed Consolidated Financial Statements" for detailed information concerning the Properties.

NOTE 3. FUNDS FROM OPERATIONS

     Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") 1995 White Paper, means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation from real estate assets.

     The Company considers FFO to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs. FFO do not represent cash generated from operating activities in accordance with generally accepted accounting principles, are not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended March 31, 1997 and 1996, were $9.1 million ($0.55 per share) and $6.7 million ($0.52 per share), respectively.

     NAREIT encourages REITs to make reporting changes consistent with the 1995 NAREIT White Paper on FFO no later than fiscal year 1996. Beginning with first quarter 1996 operations, the Company's policy has been to report FFO calculated on the NAREIT 1995 White Paper while providing supplemental information based upon previous methodology.

                                                          FUNDS FROM OPERATIONS
                                               (Dollars in thousands, except per share data)


                                                      Three Months Ended                   Three Months Ended
                                                        March 31, 1997                       March 31, 1996
                                               -------------------------------      -------------------------------
                                                   NAREIT                               NAREIT
                                                White Paper          Previous         White Paper         Previous
                                                As Reported        Methodology        As Reported       Methodology
                                                -----------        -----------        -----------       -----------


    Net Income                                     $6,339            $6,339             $4,758            $4,758

         Non-recurring items (3)                      112               112                  0                 0

         Gain or loss on dispositions                   0                 0                  0                 0

         Straight line rents                            0                 0                  0                 0

    ADD:

         Depreciation

           Real estate                              2,605             2,605              1,978             1,978
           Office F,F&E                                 0                42                  0                36
           Leasehold improvements                       0                42                  0                34
           Other non-revenue producing assets           0                13                  0                11
                                                        -                --                  -                --
                                                    2,605             2,702              1,978             2,059
                                                    -----             -----              -----             -----

         Amortization

           Acquired property contracts (1)              0                44                  0                73
           Other non-revenue producing assets           0                51                  0                17
           Organization costs                           0                 2                  0                 1
                                                        -                 -                  -                 -
                                                        0                97                  0                91
                                                        -                --                  -                --

         Deferred financing costs (2)                   0                68                  0                92
                                                        -                --                  -                --


         Total Adjustments                          2,717             2,979              1,978             2,242
                                                    -----             -----              -----             -----

    Funds From Operations                         $ 9,056           $ 9,318            $ 6,736           $ 7,000
                                                  =======           =======            =======           =======

    Weighted Average Shares Outstanding        16,596,267        16,596,267         13,077,312        13,077,312
                                               ==========        ==========         ==========        ==========


    Funds From Operations Per Share               $  0.55           $  0.56            $  0.52           $  0.54
                                                  =======           =======            =======           =======


(1)  Amortization  of  the  acquisition  cost  of  revenue  producing   property
management  contracts.
(2) Amortization of deferred financing costs is reported as part of interest expense on the income statement.
(3) Represents a loss from a debt restructuring.

NOTE 4.  NOTES AND BONDS PAYABLE

Notes and Bonds payable at March 31, 1997 consisted of $90.0 million of unsecured notes.

Unsecured Notes

     On September 18, 1995, the Company privately placed $90.0 million of unsecured notes (the "Unsecured Notes") with sixteen credit institutions. The Unsecured Notes bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. Beginning on September 1, 1998 and on each September 1 through 2002, the Company must repay $18.0 million of principal. The note agreements pursuant to which the Unsecured Notes were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements.


Unsecured Credit Facility

     On December 26, 1996, the Company's $75.0 million unsecured credit facility (the "Unsecured Credit Facility") with four commercial banks was increased to $100.0 million and extended to December 30, 1999. At the option of the Company, borrowings bear interest at either the banks' base rate or LIBOR plus 1.125% (previously 1.250%). In addition, the Company pays a commitment fee of .225 (previously .250) of 1% per annum on the unused portion of funds available for borrowings under the Unsecured Credit Facility. The Unsecured Credit Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements.

     At March 31, 1997, the Company had the maximum borrowing capacity available of $100.0 million under the Unsecured Credit Facility.

Serial and Term Bonds Payable

     In conjunction with the acquisition of certain facilities (see Note 5), the Company assumed an obligation for a $2.5 million bond issue of the Industrial Development Authority of the City of Salem, Virginia. The obligation was secured by a deed of trust on the related facilities. This obligation was repaid during the first quarter of 1997.

     In conjunction with the acquisition of certain facilities (see Note 5), the Company assumed an obligation for a $1.6 million bond issue of the Industrial Development Authority of the City of Roanoke, Virginia. The obligation was secured by a deed of trust on the related facilities. This obligation was repaid during the first quarter of 1997.

     In conjunction with the acquisition of certain facilities in 1994, the Company assumed an obligation for $1.1 million of Serial Bonds and $2.0 million of Term Bonds. The obligation was secured by a deed of trust on the related facilities. The obligation was defeased during the first quarter of 1997. The resulting loss was not significant.

Other Long-Term Debt Information

     During the first quarter of 1997, the Company repaid $78.6 million of indebtedness from proceeds of a secondary offering (see Note 8). The remaining indebtedness of Unsecured Notes is due in five $18.0 million annual installments beginning in 1998.


NOTE 5. ACQUISITIONS OF REAL ESTATE

     During November 1996, the Company acquired ten properties, constituting the assets of Lewis Gale Building Corporation, in exchange for an aggregate of 687,692 shares of the Company's common stock (valued at $16.1 million) and the assumption of $20.6 million of notes payable, $4.1 million of bonds payable and $3.0 million of accounts payable and accrued liabilities, and incurred $483,000 in acquisition costs. In addition to the properties, representing an aggregate investment of $44.1 million, the Company acquired cash of $5,000, accounts receivable of $58,000, and other assets of $106,000. During 1996, the Company repaid the notes payable assumed in the acquisition. During the first quarter of 1997, the Company repaid or defeased the bonds payable assumed in the acquisition.

     During the quarter ended March 31, 1997, the Company purchased a 30,277 square foot long-term facility in Globe, Arizona for approximately $2.8 million and provided the initial funding for a 107,529 square foot long-term care lessee development in Greeley, Colorado which has a total commitment of $11.9 million. The acquisitions were funded from proceeds of a secondary offering.

NOTE 6.  DEFERRED COMPENSATION

     Effective January 31, 1997, 141,666 restricted shares, bringing the total to 283,332, of the Company's common stock previously reserved were released to certain officers of the Company upon the achievement of the Company's performance based criteria in accordance with the terms of the First Implementation of the Company's 1993 Employees Stock Incentive Plan. These restricted shares require continued employment, generally for 12 years from the date of release, prior to vesting.

NOTE 7.  COMMITMENTS

     As of March 31, 1997, the Company had a net investment of approximately $8.2 million in two build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $15.8 million.

     As of March 31, 1997, the Company, in the normal course of business, had entered into a contract to acquire three long-term care facilities in Tennessee for an aggregate amount of $20.4 million. The Company has also entered into a definitive agreement to purchase an ancillary hospital facility in Fountain Valley, California for approximately $15.0 million. The facility, currently under construction and financed by a commercial bank, will be purchased upon completion. The Company will either assume the existing debt, fund the acquisition from current cash reserves if available or fund the acquisition from proceeds borrowed under the Unsecured Credit Facility.


NOTE 8.  STOCKHOLDERS' EQUITY

     On February 14, 1997, the Company sold 5,175,000 shares of its common stock in a secondary offering (the "Secondary Offering") under its currently effective registration statement. The Company received $133.0 million in net proceeds. The proceeds were used, in part, to repay or defease outstanding debt and to purchase or provide initial funding of two long-term care facilities. The remaining proceeds of the secondary offering have been invested short-term and will be available to finance additional property acquisitions, build-to-suit developments and for general corporate purposes.

NOTE 9.  CHANGES IN ACCOUNTING PRINCIPLE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have a significant impact on the Company's computation of primary or fully diluted earnings per share.


SCHEDULE 1 - REAL ESTATE INVESTMENTS AT MARCH 31, 1997
                                                            Total       Date
Facility Type/Name                     Operator  State    Investment  Acquired
------------------------------------------------------------------------------
ANCILLARY HOSPITAL FACILITIES
Orange Grove Medical Clinic             Col/HCA     AZ   $ 5,273,993    1993
Eaton Canyon Medical Building           Tenet       CA     4,444,070    1995
Fountain Valley - AHF 1                 Tenet       CA     5,520,316    1994
Fountain Valley - AHF 2                 Tenet       CA     5,107,769    1994
Fountain Valley - AHF 3                 Tenet       CA     8,785,363    1994
Fountain Valley - AHF 4                 Tenet       CA     8,989,674    1994
Valley Presbyterian (15211)             Valley Pres CA     7,538,204    1993
Valley Presbyterian (6840-50)           Valley Pres CA     5,327,777    1993
Coral Gables Medical Plaza              Tenet       FL    11,213,733    1994
Deering Medical Plaza                   Col/HCA     FL     5,072,041    1994
East Pointe Medical Plaza               Col/HCA     FL     4,981,848    1994
Gulf Coast Medical Centre               Col/HCA     FL     4,791,942    1994
Palm Beach Medical Group Bldg           First Phys  FL     3,830,316    1996
Palms of Pasadena Medical Plaza         Tenet       FL     5,536,576    1994
Southwest Medical Centre Plaza          Col/HCA     FL     8,042,864    1994
Southwest Medical Centre Plaza II       Col/HCA     FL     1,620,558    1995
Candler Parking Garage                  Candler     GA     4,169,090    1994
Candler Professional Office Bldg        Candler     GA     7,193,045    1994
Candler Regional Heart Center           Candler     GA     8,974,746    1995
North Fulton Medical Arts Plaza         Vest Amer   GA     5,784,500    1993
Northwest Medical Center                Vest Amer   GA    10,236,246    1994
Overland Park Regional Med Ctr          Col/HCA     KS     8,990,563    1995
Hendersonville Med Office Bldg          Col/HCA     TN     3,138,890    1994
Bayshore Doctors Center                 Col/HCA     TX     1,905,818    1993
Judson Medical Building                 Methodist   TX       743,283    1996
Lake Pointe Medical Plaza               Tenet       TX     1,737,128    1993
Oregon Medical Building                 Col/HCA     TX    18,485,079    1993
Rosewood Professional Bldg              Col/HCA     TX     5,252,820    1994
Southwest General Birthing Ctr          Tenet       TX     3,236,289    1993
Spring Branch Professional Bldg         Col/HCA     TX    14,301,747    1993
Toepperwein Medical Center              Methodist   TX     2,508,812    1996
Trinity Valley Birthing Center          Tenet       TX     3,671,600    1994
Twelve Oaks Medical Plaza               Vest Amer   TX     3,772,050    1993
Chippenham Medical Offices              Col/HCA     VA     3,771,668    1994
Chippenham Medical Offices              Col/HCA     VA     4,593,463    1994
Johnston-Willis Medical Offices         Col/HCA     VA     8,773,577    1994
Johnston-Willis Medical Offices         Col/HCA     VA     5,855,716    1994
Lewis Gale-Clinic,Keagy,Braeburn,Floyd  Phycor      VA    27,450,189    1996
Lewis Gale - Medical Foundation         Phycor      VA     1,433,579    1996
                                                           ---------
                                                         252,056,939
                                                         -----------
AMBULATORY SURGERY CENTERS
Bakersfield Surgery Center          Nat'l Surg Ctrs CA     1,046,229    1993
Valley View Surgery Center          Nat'l Surg Ctrs NV     3,800,571    1994
Physicians Daysurgery Center            Col/HCA     TX     2,039,563    1993
                                                           ---------
                                                           6,886,363
                                                           ---------
COMPREHENSIVE AMBULATORY CARE CTRS
St. Andrews                    Col/HCA&St.Andrews   FL     7,105,110    1996
Five Points Medical Building            Tenet       FL    10,873,377    1995
Huebner Medical Center                  Huebner     TX    11,928,764    1993
Huebner Medical Center II               Huebner     TX     9,185,369    1994
                                                           ---------
                                                          39,092,620
                                                          ----------

                                                            Total       Date
Facility Type/Name                     Operator  State    Investment  Acquired
-----------------------------------------------------------------------------
CLINICAL LABORATORIES
Midtown Medical Center                  Midtown     AL     8,789,812    1993
Puckett Laboratory                      Path Labs   MS     4,285,485    1993
                                                           ---------
                                                          13,075,297
                                                          ----------
LONG-TERM CARE FACILITIES
Life Care Center of Globe              LCC of Amer. AZ     2,787,915    1997
Fountain Valley-Living Care Ctr        Tenet        CA    12,687,698    1994
Life Care Center of Aurora             LCC of Amer. CO     6,230,516    1994
Life Care Center of Greeley (1)        LCC of Amer. CO     1,254,332    1997
Life Care Ctr of Westminster (1)       LCC of Amer. CO     5,595,117    1996
Life Care Center of Orange Park        LCC of Amer. FL    10,205,696    1995
New Harmonie Healthcare Ctr            Centennial   IN     3,640,139    1993
Life Care Center of Wichita            LCC of Amer. KS     7,213,831    1996
Fenton Extended Care Center            Centennial   MI     3,540,494    1993
Meadows Nursing Center                 Centennial   MI     3,284,185    1993
Ovid Convalescent Manor                Centennial   MI     2,938,669    1993
Wayne Convalescent Center              Centennial   MI     1,049,352    1993
Westgate Manor Nursing Home            Centennial   MI     1,697,048    1993
Life Care Center of Forth Worth        LCC of Amer. TX     9,505,289    1995
Life Care Center of Houston            LCC of Amer. TX     9,163,430    1995
                                                           ---------
                                                          80,793,713
                                                          ----------
MEDICAL OFFICE BUILDINGS
Rowlett Medical Plaza                   Tenet       TX     1,976,372    1994
New River Valley Med. Arts Bldg         Col/HCA     VA       926,022    1993
Valley Medical Center                   Col/HCA     VA     1,015,116    1993
Lewis Gale-Business&Child Care          Phycor      VA     6,732,699    1996
Lewis Gale - Valley View                Phycor      VA     5,119,923    1996
                                                           ---------
                                                          15,770,133
                                                          ----------
PHYSICIAN CLINICS
Clinica Latina                          Tenet       CA       724,470    1995
Southwest Florida Orthopedic Center     Col/HCA     FL     3,604,186    1994
Medical & Surgical Inst.Ft. Lauderdale  Tenet       FL     5,204,476    1994
Doctors' Clinic                         Phycor      FL    10,305,182    1993
Woodstock Clinic                        Tenet       GA     2,673,879    1994
Durham Medical Center                   Durham      TX     8,511,527    1993
Valley Diagnostic Med.& Surgical Ctr.   Phycor      TX     4,458,322    1993
Lewis Gale - Bent Mountain Road Clinic  Phycor      VA       350,203    1996
Lewis Gale - Bohnsack Clinic            Phycor      VA       674,806    1996
Lewis Gale - Craig County Clinic        Phycor      VA       182,269    1996
Lewis Gale - Family Practice Center     Phycor      VA     1,151,983    1996
Lewis Gale - Fincastle Clinic           Phycor      VA       337,915    1996
Lewis Gale - Spartan Drive              Phycor      VA       901,106    1996
                                                             -------
                                                          39,080,323
                                                          ----------

          Total Real Estate                             $446,755,389
                                                        ============

          Corporate Property                               1,977,478


          Third Party Developments                           290,342

          Total Property                                $449,023,209
                                                        ============


(1) Lessee development at March 31, 1997

                                       11

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

First Quarter 1997 Compared to First Quarter 1996

     Total revenues for the quarter ended March 31, 1997 were $12.8 million compared to $8.9 million for the quarter ended March 31, 1996, which is an increase of $3.9 million or 43%. The increase is primarily due to master lease rental income and property operating income derived from approximately $120.2 million of property acquisitions and properties reclassified from construction in progress subsequent to March 31, 1996. In addition, revenues during the quarter ended March 31, 1997 reflect an increase of $26,000, or 9% of property management fees. At March 31, 1997, the Company managed 86 properties compared to 40 properties at March 31, 1996. Interest and other income for the quarter ended March 31, 1997 was $352,000 compared to $121,000 for the quarter ended March 31, 1996. While the number of managed properties increased significantly, management fees do not increase proportionately due to the elimination in consolidation of Company owned managed properties. During the first quarter of 1997, the Company completed the Secondary Offering and maintained an average cash balance of approximately $29.0 million during the quarter ended March 31, 1997. In comparison, the Company maintained an average cash balance of approximately $6.0 million during the quarter ended March 31, 1996 which resulted in lower interest income. In addition, the 1996 amount includes $54,000 of third party development fees.

     Total expenses for the quarter ended March 31, 1997 were $6.5 million compared to $4.2 million for the quarter ended March 31, 1996, which is an increase of $2.3 million or 54%. Depreciation expense increased $643,000 due to the acquisition of additional properties and the completion of properties under construction, discussed in the preceding paragraph. General and administrative expenses increased $198,000, or 39%, primarily due to an increase in employees associated with the increase in management contracts. Interest expense increased from $1.6 million for the quarter ended March 31, 1996 to $2.4 million for quarter ended March 31, 1997. During the quarter ended March 31, 1997, the Company had an average outstanding debt balance of approximately $42.0 million under the Unsecured Credit Facility compared to approximately $3.0 million in 1996. In addition, there was approximately $18.0 million less in the construction in progress account throughout the quarter during 1997 compared to 1996 which resulted in substantially less capitalized interest during 1997. There was no significant increase in amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had purchased, developed or had under development, 81 properties (the "Properties") for an aggregate investment of $449.0 million located in 40 markets in 14 states, which are supported by 16 healthcare-related entities. The Company has financed its acquisitions to date through the sale or exchange of common stock, long-term indebtedness, borrowings under its credit facilities, and the assumption of bonds.

     Effective February 14, 1997, the Company received $133.0 million in net proceeds from the Secondary Offering. Promptly thereafter, the net proceeds were used, in part, to extinguish all $71.9 of indebtedness outstanding under the Unsecured Credit Facility which results in a borrowing capacity of $100.0 million, and repayment or defeasance of secured indebtedness in the total amount of $6.7 million. Remaining proceeds of the Secondary Offering of approximately $45.8 million have been invested short-term and will be available to finance additional property acquisitions, build-to-suit property developments and for general corporate purposes. Funds From Operations can be negatively affected by delay in the acquisition of, or investment in, healthcare properties.

     At March 31, 1997, the Company had the maximum borrowing capacity available of $100.0 million under the Unsecured Credit Facility.

     At March 31, 1997, the Company had stockholders' equity of $378.7 million. The debt to total capitalization ratio was approximately 0.19 to 1.00 at March 31, 1997.

     During the quarter ended March 31, 1997, the Company purchased a 30,277 square foot long-term care facility in Globe, Arizona for approximately $2.8 million and provided the initial funding for a 107,529 square foot long-term care lessee development in Greeley, Colorado which has a total commitment of $11.9 million. The acquisitions were funded from proceeds of the Secondary Offering.

     During the quarter ended March 31, 1997, the Company funded a net $6.1 million for construction in progress and capital additions. The sources of these funds were cash provided by Company operations and proceeds from the Secondary Offering.

     On February 17, 1997, the Company paid a dividend of $0.49 per share to the holders of its common stock as of the close of business on January 28, 1997. This dividend related to the period from October 1, 1996 through December 31, 1996. In April 1997, the Company announced payment of a dividend of $0.495 per share to the holders of common shares on May 2, 1997. The dividend will be paid on May 15, 1997. The dividend relates to the period January 1, 1997 through March 31, 1997.

     As of March 31, 1997, the Company had a net investment of $8.2 million in two build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of $15.8 million. These commitments will be funded from Company operations, remaining proceeds from the Secondary Offering, and if necessary, proceeds borrowed under the Unsecured Credit Facility.

     As of March 31, 1997, the Company, in the normal course of business had entered into a contract to acquire or fund development of three long-term care facilities in Tennessee for an aggregate amount of $20.4 million. The Company has also entered into a definitive agreement to purchase an ancillary hospital facility in Fountain Valley, California for approximately $15.0 million. The facility, currently under construction and financed by a commercial bank, will be purchased upon completion. The Company will either assume the existing debt, fund the acquisition from remaining proceeds from the Secondary Offering, and if necessary, fund the acquisition from proceeds borrowed under the Unsecured Credit Facility.

     The Company can issue an aggregate of approximately $143.0 million of securities remaining under currently effective registration statements. The Company intends to offer securities under such registration statements from time to time to finance future acquisitions and build-to-suit developments as they occur. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

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

     The Company plans to continue to make additional investments in 1997, pay its quarterly dividends, with increases consistent with its current practices, and meet all other liquidity needs. The Company provides no assurance, however, that it will be able to obtain additional financing or capital on terms acceptable to the Company in sufficient amounts to meet its liquidity needs. This March 31, 1997 Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which would cause actual results to differ materially from historical results or those anticipated. For a more detailed discussion of these factors, see Item 1 of the Company's Form 10K for the fiscal year ended December 31, 1996.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         11.1  Statement re:  Computation of Per-Share Earnings

         (b)      Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the first quarter of 1997.


Date of Earliest Event Reported                    Date Filed               Items Reported
-------------------------------                    ----------               --------------

November 15, 1996 (Form 8K/A)                      January 10, 1997         7.  Financial Statements, Pro Forma
                                                                            Financial Information and
                                                                            Exhibits (1)

November 15, 1996 (Form 8K/A)                      February 7, 1997         7.  Financial Statements, Pro Forma
                                                                            Financial Information and
                                                                            Exhibits

December 26, 1996                                  February 7, 1997         5.  Other Events
                                                                            7.  Financial Statements, Pro Forma
                                                                            Financial Information and
                                                                            Exhibits

February 11, 1997                                  February 14, 1997        7.  Financial Statements, Pro Forma
                                                                            Financial Information and
                                                                            Exhibits

(1) Included required financial statements for acquisition reported on in Item 2 of Current Report dated November 15, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEALTHCARE REALTY TRUST INCORPORATED


                                    By: /s/ Timothy G. Wallace
                                        ----------------------

                                        Timothy G. Wallace
                                        Executive Vice President, Finance
                                        and Chief Financial Officer





Date:  May 14, 1997

                                  EXHIBIT INDEX

Exhibit
Number               Description of Exhibits
------               -----------------------

11.1                 Statement re:  Computation of Per-Share Earnings

EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS


                                                  Three Months        Three Months
                                                      Ended               Ended
                                                 March 31, 1997      March 31, 1996
                                                 --------------      --------------
WEIGHTED AVERAGE
----------------

Average Shares Outstanding                           16,596,267          13,077,312
                                                     ==========          ==========
Net income                                           $6,338,354          $4,758,183
                                                     ==========          ==========
Per share amount                                          $0.38               $0.36
                                                          =====               =====


PRIMARY (1)
-----------

Average Shares Outstanding                           16,596,267          13,077,312
Net effect of dilutive stock options--
    based on treasury stock method                       47,919              22,126
                                                         ------              ------
Total                                                16,644,186          13,099,438
                                                     ==========          ==========
Net income                                           $6,338,354          $4,758,183
                                                     ==========          ==========
Per share amount                                          $0.38               $0.36
                                                          =====               =====


FULLY DILUTED (1)
-----------------

Average Shares Outstanding                           16,596,267          13,077,312
Net effect of dilutive stock options--
    based on treasury stock method                       47,919              22,126
                                                         ------              ------
Total                                                16,644,186          13,099,438
                                                     ==========          ==========
Net income                                           $6,338,354          $4,758,183
                                                     ==========          ==========
Per share amount                                          $0.38               $0.36
                                                          =====               =====


(1) In accordance with footnote 2 of paragraph 15 of APB Opinion No. 15, "Earnings Per Share", because the reduction is less than 3%, the weighted average shares outstanding were used in the computation of per share earnings.