Form 10-Q
period 1997-06-30
HEALTHCARE REALTY TRUST INC
filed 1997-08-15
CIK 899749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             (Mark One)
              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                       ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

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
                                    Yes X     No
                                       ----     ----

    AS OF AUGUST 1, 1997, 19,254,214 SHARES OF THE REGISTRANT'S COMMON STOCK,
                       $.01 PAR VALUE, WERE OUTSTANDING.

                      HEALTHCARE REALTY TRUST INCORPORATED
                                    FORM 10-Q

                                  June 30, 1997

                                TABLE OF CONTENTS


PART I - FINANCIAL  INFORMATION

     Item 1. Financial  Statements                                 Page
        Condensed Consolidated Balance Sheets                         1
        Condensed Consolidated Statements of Income                   2
        Condensed Consolidated Statements of Cash Flows               4
        Notes to Condensed Consolidated Financial Statements          5

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          12

PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security  Holders    17

     Item 6. Exhibits and Reports on Form 8-K                        18

Signature                                                            19

                      HEALTHCARE REALTY TRUST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 (Unaudited)          (1)
ASSETS                                                          June 30, 1997    Dec. 31, 1996
                                                                  ------------  ---------------

Real estate properties:
      Land                                                             $55,192          $53,028
      Buildings and improvements                                       417,682          369,188
      Personal property                                                  3,479            3,099
      Construction in progress                                           5,613           13,863
                                                                  ------------  ---------------
                                                                       481,966          439,178
      Less accumulated depreciation                                   (28,641)         (23,144)
                                                                  ------------  ---------------
        Total real estate properties, net                              453,325          416,034

Cash and cash equivalents                                               11,298            1,354

Short-term investments                                                  18,000                0

Other assets, net                                                       11,032           10,117
                                                                  ------------  ---------------
Total assets                                                          $493,655         $427,505
                                                                  ============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes and bonds payable                                         $103,000         $168,619

      Security deposits payable                                          3,992            4,172

      Accounts payable and accrued liabilities                           7,698            8,197

      Deferred income                                                      920              553

      Commitments and contingencies                                          0                0
                                                                  ------------  ---------------
Total liabilities                                                      115,610          181,541
                                                                  ------------  ---------------

Stockholders' equity:
      Preferred stock, $.01 par value; 50,000,000 shares authorized;
         none outstanding                                                    0                0

      Common stock, $.01 par value; 150,000,000 shares authorized;
         19,254,214 issued and outstanding at June 30, 1997 and
         13,898,777 at  Dec. 31, 1996                                      193              139

      Additional paid-in capital                                       401,935          264,614

      Deferred compensation                                            (8,110)          (4,702)

      Cumulative net income                                             72,163           57,655

      Cumulative dividends                                            (88,136)         (71,742)
                                                                  ------------  ---------------
Total stockholders' equity                                             378,045          245,964
                                                                  ------------  ---------------
Total liabilities and stockholders' equity                            $493,655         $427,505
                                                                  ============  ===============

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


                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                                       1997             1996
                                                                  ------------  ---------------
REVENUES:
      Master lease rental income                                       $10,619           $8,673
      Property operating income                                          2,202                0
      Management fees                                                      319              323
      Interest and other income                                          1,125              140
                                                                  ------------  ---------------
                                                                        14,265            9,136
                                                                  ------------  ---------------
EXPENSES:
      General and administrative                                           761              525
      Property operating expenses                                          672                0
      Interest                                                           1,783            1,510
      Depreciation                                                       2,795            2,069
      Amortization                                                          84               80
                                                                  ------------  ---------------
                                                                         6,095            4,184
                                                                  ------------  ---------------
NET INCOME                                                              $8,170           $4,952
                                                                  ============  ===============
NET INCOME PER SHARE                                                     $0.42            $0.38
                                                                  ============  ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                                 19,243,357       13,190,730
                                                                  ============ ================

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.)


                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                                      1997             1996
                                                                  ------------  ---------------
REVENUES:
      Master lease rental income                                       $20,628          $17,256
      Property operating income                                          4,378                0
      Management fees                                                      622              601
      Interest and other income                                          1,478              261
                                                                  ------------  ---------------
                                                                        27,106           18,118
                                                                  ------------  ---------------

EXPENSES:
      General and administrative                                         1,474            1,040
      Property operating expenses                                        1,279                0
      Interest                                                           4,168            3,071
      Depreciation                                                       5,496            4,125
      Amortization                                                         181              171
                                                                  ------------  ---------------
                                                                        12,598            8,407
                                                                  ------------  ---------------
NET INCOME                                                             $14,508           $9,711
                                                                  ============  ===============
NET INCOME PER SHARE                                                     $0.81            $0.74
                                                                  ============  ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                                 17,927,125       13,134,021
                                                                  ============  ===============

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.)


                      HEALTHCARE REALTY TRUST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                             (Dollars in thousands)

                                                                      1997             1996
                                                                  ------------  ---------------
Cash flows from operating activities:
      Net income                                                       $14,508           $9,711
           Adjustments to reconcile net income to cash
           provided by operating activities:
              Depreciation and amortization                              5,814            4,313
              Deferred compensation                                        333              227
              Increase (decrease) in deferred income                       367             (29)
              Increase in short-term investments                      (18,000)                0
              Increase in other assets                                 (1,024)          (2,224)
              Increase (decrease) in accounts payable and accrued
               liabilities                                               (489)              390
                                                                  ------------  ---------------
           Net cash provided by operating activities                     1,509           12,388
                                                                  ------------  ---------------
Cash flows from investing activities:
      Acquisition of real estate properties                           (42,677)         (24,711)
      Disbursement of security deposits                                  (180)            (390)
                                                                  ------------  ---------------
           Net cash used in investing activities                      (42,857)         (25,101)
                                                                  ------------  ---------------
Cash flows from financing activities:
      Borrowings on long-term notes payable                             13,000           17,201
      Repayments on long-term notes payable                           (78,618)            (115)
      Deferred financing and organization costs paid                      (31)             (30)
      Decrease in restricted cash                                            0               46
      Dividends paid                                                  (16,394)         (12,311)
      Proceeds from issuance of common stock                           133,335              163
                                                                  ------------  ---------------
           Net cash provided by financing activities                    51,292            4,954
                                                                  ------------  ---------------
Increase (decrease) in cash and cash equivalents                         9,944          (7,759)
Cash and cash equivalents, beginning of period                           1,354            9,143
                                                                         -----            -----
Cash and cash equivalents, end of period                               $11,298           $1,384
                                                                  ============  ===============

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.)

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

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

     The results of operations for the three-month and six-month periods ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain reclassifications have been made for the period April 1, 1996 through June 30, 1996 and for the period January 1, 1996 through June 30, 1996 to conform to the 1997 presentation. These reclassifications had no effect on the results of operations as previously reported.

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

     The Company commenced operations on June 3, 1993 following the completion of an initial public offering. As of June 30, 1997, the Company had purchased, developed or had under development, 84 properties (the "Properties") for an aggregate investment of $482.0 million located in 42 markets in 14 states, which are supported by 16 healthcare-related entities. The Properties include:

                                                                   Number of     (in thousands)
                                                                  Properties       Investment
                                                                  ----------       ----------

            Ancillary hospital facilities                              40            $266,126
            Medical office buildings                                    5              20,211
            Physician clinics                                          13              39,080
            Long-term care facilities                                  17              94,714
            Comprehensive ambulatory care centers                       4              39,326
            Clinical laboratories                                       2              13,075
            Ambulatory surgery centers                                  3               6,887
            Corporate and third party developments                      0               2,547
                                                                        -               -----
                                                                       84            $481,966
                                                                       ==            ========

Note 3.  Funds From Operations

     Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") 1995 White Paper, means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation from real estate assets.

     The Company considers FFO to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs. FFO do not represent cash generated from operating activities in accordance with generally accepted accounting principles, are not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended June 30, 1997 and 1996, were $10.9 million ($0.57 per share) and $6.9 million ($0.53 per share), respectively. FFO for the six months ended June 30, 1997 and 1996, were $19.9 million ($1.11 per share) and $13.7 million ($1.04 per share), respectively.

     NAREIT encourages REITs to make reporting changes consistent with the 1995 NAREIT White Paper on FFO no later than fiscal year 1996. Beginning with first quarter 1996 operations, the Company's policy has been to report FFO calculated on the NAREIT 1995 White Paper while providing supplemental information based upon previous methodology.


                                                           (Dollars in thousands, except per share data)


                                                      Three Months Ended                   Three Months Ended
                                                      ------------------                   ------------------
                                                        June 30, 1997                         June 30, 1996
                                                        -------------                         -------------
                                                   NAREIT                               NAREIT
                                                White Paper          Previous         White Paper         Previous
                                                As Reported        Methodology        As Reported       Methodology
                                                -----------        -----------        -----------       -----------
    Net Income (1)                                $ 8,170           $ 8,170            $ 4,952           $ 4,952

         Non-recurring items                            0                 0                  0                 0

         Gain or loss on dispositions                   0                 0                  0                 0

         Straight line rents                            0                 0                  0                 0

    ADD:

         Depreciation

           Real estate                              2,703             2,703              1,978             1,978
           Office F,F&E                                 0                53                  0                44
           Leasehold improvements                       0                25                  0                34
           Other non-revenue producing assets           0                14                  0                11
                                                        -                --                  -                --
                                                    2,703             2,795              1,978             2,067
                                                    -----             -----              -----             -----
         Amortization

           Acquired property contracts (2)              0                56                  0                64
           Other non-revenue producing assets           0                26                  0                15
           Organization costs                           0                 2                  0                 2
                                                        -                 -                  -                 -
                                                        0                84                  0                81
                                                        -                --                  -                --

         Deferred financing costs (3)                   0                67                  0                92
                                                        -                --                  -                --

         Total Adjustments                          2,703             2,946              1,978             2,240
                                                    -----             -----              -----             -----

    Funds From Operations                        $ 10,873          $ 11,116            $ 6,930           $ 7,192
                                                 ========          ========            =======           =======

    Weighted Average Shares Outstanding        19,243,357        19,243,357         13,190,730        13,190,730
                                               ==========        ==========         ==========        ==========

    Funds From Operations Per Share                $ 0.57            $ 0.58             $ 0.53            $ 0.55
                                                   ======            ======             ======            ======

     (1) Net income includes $167,125 in 1997 and $136,086 in 1996 of stock based, long-term incentive compensation expense. This expense never requires the disbursement of cash.

     (2) Amortization of the acquisition cost of revenue producing property management contracts.

     (3) Amortization of deferred financing costs is reported as part of interest expense on the income statement.

                                                            Dollars in thousands, except per share data)


                                                       Six Months Ended                     Six Months Ended
                                                       ----------------                     ----------------
                                                        June 30, 1997                         June 30, 1996
                                                        -------------                         -------------
                                                   NAREIT                               NAREIT
                                                White Paper          Previous         White Paper         Previous
                                                As Reported        Methodology        As Reported       Methodology
                                                -----------        -----------        -----------       -----------

    Net Income (1)                                $14,508           $14,508             $9,711            $9,711

         Non-recurring items (2)                      112               112                  0                 0

         Gain or loss on dispositions                   0                 0                  0                 0

         Straight line rents                            0                 0                  0                 0

    ADD:

         Depreciation

           Real estate                              5,309             5,309              3,955             3,955
           Office F,F&E                                 0                94                  0                81
           Leasehold improvements                       0                67                  0                69
           Other non-revenue producing assets           0                28                  0                21
                                                        -                --                  -                --
                                                    5,309             5,498              3,955             4,126
                                                    -----             -----              -----             -----
         Amortization

           Acquired property contracts (3)              0                99                  0               136
           Other non-revenue producing assets           0                78                  0                32
           Organization costs                           0                 4                  0                 3
                                                        -                 -                  -                 -
                                                        0               181                  0               171
                                                        -               ---                  -               ---
         Deferred financing costs (4)                   0               135                  0               184
                                                        -               ---                  -               ---
         Total Adjustments                          5,421             5,926              3,955             4,481
                                                    -----             -----              -----             -----

    Funds From Operations                       $  19,929         $  20,434          $  13,666         $  14,192
                                                =========         =========          =========         =========

    Weighted Average Shares Outstanding        17,927,125        17,927,125         13,134,021        13,134,021
                                               ==========        ==========         ==========        ==========
    Funds From Operations Per Share             $    1.11         $    1.14          $    1.04         $    1.08
                                                =========         =========          =========         =========

     (1) Net income includes $333,484 in 1997 and $296,445 in 1996 of stock based, long-term, incentive compensation expense. This expense never requires the disbursement of cash.

     (2) Represents a loss from a debt restructuring.

     (3) Amortization of the acquisition cost of revenue producing property management contracts.

     (4) Amortization of deferred financing costs is reported as part of interest expense on the income statement.

Note 4.  Notes and Bonds Payable

     Notes and Bonds payable at June 30, 1997 consisted of the following (in thousands):

              Unsecured notes                           $90,000
              Unsecured credit facility                  13,000
                                                         ------
                                                      $ 103,000
                                                      =========

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

     At June 30, 1997, the Company had borrowed $13.0 million under the Unsecured Credit Facility which resulted in available borrowing capacity of $87.0 million. During the first week of July 1997, the Company repaid $6.0 million of the outstanding Unsecured Credit Facility.

Serial and Term Bonds Payable

     In conjunction with the acquisition of certain facilities (see Note 5), the Company assumed an obligation for a $2.5 million bond issue of the Industrial Development Authority of the City of Salem, Virginia. The obligation was secured by a deed of trust on the related facilities. This obligation was repaid during the first quarter of 1997.

     In conjunction with the acquisition of certain facilities (see Note 5), the Company assumed an obligation for a $1.6 million bond issue of the Industrial DevelopmentAuthority of the City of Roanoke, Virginia. The obligation was secured by a deed of trust on the related facilities. This obligation was repaid during the first quarter of 1997.

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


Note 5. Acquisitions of Real Estate

     During the quarter ended March 31, 1997, the Company purchased a 30,277 square foot long-term care facility in Globe, Arizona for approximately $2.8 million and provided the initial funding for a 107,529 square foot long-term care lessee development in Greeley, Colorado which has a total funding commitment of $11.9 million.

     During the quarter ended June 30, 1997 the Company purchased two long-term care facilities in Tennessee with an aggregate of 64,539 square feet for a total of approximately $8.0 million. The Company also purchased a 75,000 square foot ancillary hospital facility in Los Angeles, California which will have a total funding commitment of approximately $15.0 million.

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


Note 7.  Commitments

     As of June 30, 1997, the Company had a net investment of approximately $5.6 million in one build-to-suit development in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $11.6 million.

     As of June 30, 1997, the Company, in the normal course of business, had entered into a contract to fund the development of one long-term care facility in Tennessee for approximately $12.4 million.

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

Note 9.  Changes in Accounting Principle

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128 "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have a significant impact on the Company's computation of primary or fully diluted earnings per share.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement No. 130 to have an impact on the Company's financial statements.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. Management of the Company is currently evaluating the applicability of Statement No. 131, which may result in expanded segment disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Second Quarter 1997 Compared to Second Quarter 1996

     Net income for the quarter ended June 30, 1997 increased to $8.2 million ($0.42 per share) from $5.0 million ($0.38 per share) for the same period in 1996, a 65% increase in net income (11% per share). Total revenues for the quarter ended June 30, 1997 were $14.3 million compared to $9.1 million for the quarter ended June 30, 1996, which is an increase of $5.2 million or 56%. The increase is primarily due to master lease rental income and property operating income derived from approximately $149.7 million of property acquisitions and properties reclassified from construction in progress subsequent to June 30, 1996. While the number of managed properties rose from 45 properties at June 30, 1996 to 87 properties at June 30, 1997, management fees remained constant due to the elimination in consolidation of Company owned managed properties. Interest and other income for the quarter ended June 30, 1997 was $1.1 million compared to $140,000 for the quarter ended June 30, 1996. The Company maintained an average cash and short-term investment balance of approximately $42.0 million during the quarter ended June 30, 1997. In comparison, the Company maintained an average cash and short-term investment balance of approximately $920,000 during the quarter ended June 30, 1996 which resulted in significantly higher interest income. Additionally, 1996 includes $36,000 of third party development fees.

     Total expenses for the quarter ended June 30, 1997 were $6.1 million compared to $4.2 million for the quarter ended June 30, 1996, which is an increase of $1.9 million or 46%. Depreciation expense increased $726,000 due to the acquisition of additional properties and the completion of properties under construction, discussed in the preceding paragraph. General and administrative expenses increased $236,000 or 45%, primarily due to an increase in enployees associated with the increase in management contracts. Interest expense increased from $1.5 million to $1.8 million for the quarters ended June 30, 1996 and 1997, respectively. During the quarter ended June 30, 1997, the Company had an average outstanding debt balance of approximately $93.2 million compared to an average outstanding debt balance of $104.6 million for the quarter ended June 30, 1996. However, there was approximately $24.4 million less in construction in progress throughout the quarter during 1997 compared to 1996 which resulted in substantially less capitalized interest in 1997. There was no significant variation in amortization expense.

Six Months ended June 30, 1997 Compared to Six Months ended June 30, 1996

     Net income  for the six  months  ended  June 30,  1997  increased  to $14.5 million ($0.81 per share) from $9.7 million ($0.74 per share) for the same period in 1996, a 49% increase in net income (9% per share). Total revenues for the six months ended June 30, 1997 were $27.1 million compared to $18.1 million for the six months ended June 30, 1996, which is an increase of $9.0 million, or 50%. The increase is primarily due to master lease rental income and property operating income derived from approximately $149.7 million of property acquisitions and properties reclassified from construction in progress subsequent to June 30, 1996. For the six months ended June 30, 1997 compared to the six months ended June 30, 1996, there was no significant variation in property management fees. At June 30, 1997, the Company managed 87 properties compared to 45 properties at June 30, 1996. While the number of managed properties increased significantly, management fees do not increase proportionately due to the elimination in consolidation of Company owned managed properties. Interest and other income for the six months ended June 30, 1997 was $1.5 million compared to $261,000 for the six months ended June 30, 1996. During the first quarter of 1997, the Company completed the Secondary Offering and maintained an average cash and short-term investment balance of $33.2 million during the six months ending June 30, 1997 compared to $2.8 million during the six months ending June 30, 1996. Additionally, the six months ended June 30, 1996 includes $90,000 in third party development fees.

     Total expenses for the six months ended June 30, 1997 were $12.6 million compared to $8.4 million for the six months ended June 30, 1996, which is an increase of $4.2 million, or 50%. Depreciation expense increased $1.4 million due to the acquisition of additional properties and the completion of properties under construction, discussed in the preceding paragraph. General and administrative expenses increased $434,000, or 42%, primarily due to an increase in employees associated with the increase in management contracts. Interest expense increased from $3.1 million to $4.2 million for the six months ended June 30, 1996 and 1997, respectively. During the six months ended June 30, 1997, the Company had an average outstanding debt balance of approximately $115.7 million compared to an average outstanding debt balance of $99.9 million for the six months ended June 30, 1996. In addition, there was approximately $42.4 million less in construction in progress throughout the six months ending June 30, 1997 compared to 1996 which resulted in substantially less capitalized interest in 1997. There was no significant variation in amortization expense.

Liquidity and Capital Resources

     As of June 30, 1997, the Company had purchased, developed or had under development, 84 properties (the "Properties") for an aggregate investment of $482.0 million located in 42 markets in 14 states, which are supported by 16 healthcare-related entities. The Company has financed its acquisitions to date through the sale or exchange of common stock, long-term indebtedness, borrowings under its credit facilities, and the assumption of bonds.

     Effective February 14, 1997, the Company received $133.0 million in net proceeds from the Secondary Offering. Promptly thereafter, the net proceeds were used, in part, to extinguish all $71.9 of indebtedness outstanding under the Unsecured Credit Facility which resulted in a borrowing capacity of $100.0 million, and repayment or defeasance of secured indebtedness in the total amount of $6.7 million. The remaining proceeds of the Secondary Offering have been used to finance additional acquisitions or have been invested short-term and will be available to finance additional property acquisitions, build-to-suit developments and for general corporate purposes. Funds From Operations can be negatively affected by delay in the acquisition of, or investment in, healthcare properties.

     At June 30, 1997, the Company had borrowing capacity available of $87.0 million under the Unsecured Credit Facility. During the first week of July 1997, the Company repaid $6.0 million of the outstanding Unsecured Credit Facility from the maturity of a short-term investment. The Company currently has a $93.0 million borrowing capacity under the Unsecured Credit Facility.

     At June 30, 1997, the Company had stockholders' equity of $378.0 million. The debt to total capitalization ratio was approximately 0.21 to 1.00 at June 30, 1997.

     During the quarter ended June 30, 1997, the Company purchased two long-term care facilities in Tennessee with an aggregate of 64,539 square feet for approximately $8.0 million and purchased a 75,000 square foot ancillary hospital facility in Los Angeles, California which will have a total funding commitment of approximately $15.0 million. The acquisitions were provided from proceeds of the Secondary Offering.

     During the quarter ended June 30, 1997, the Company funded a net $5.6 million for construction in progress and capital additions. The sources of these funds were cash provided by Company operations and proceeds from the Secondary Offering.

     On May 15, 1997, the Company paid a dividend of $0.495 per share to the holders of its common stock as of the close of business on May 2, 1997. This dividend related to the period from January 1, 1997 through March 31, 1997. In July 1997, the Company announced payment of a dividend of $0.50 per share to the holders of common shares on August 4, 1997. The dividend will be paid on August 15, 1997. The dividend relates to the period April 1, 1997 through June 30, 1997.

     As of June 30, 1997, the Company had a net investment of $5.6 million in one build-to-suit development in progress and one expansion of an existing facility, which have a total remaining funding commitment of $11.6 million. These commitments will be funded from Company operations, remaining proceeds from the Secondary Offering, and if necessary, proceeds borrowed under the Unsecured Credit Facility.

     As of June 30, 1997, the Company, in the normal course of business had entered into a contract to fund the development of one long-term care facility in Tennessee for approximately $12.4 million. This commitment will be funded from Company operations, remaining proceeds from the Secondary Offering, and if necessary, proceeds borrowed under the Unsecured Credit Facility.

     FFO increased to $10.9 million ($0.57 per share) for the quarter ended June 30, 1997 compared to $6.9 million ($0.53 per share) for the same period in 1996. For the six month period ending June 30, 1997, FFO increased to $19.9 million ($1.11 per share) from $13.7 million ($1.04 per share) for the six months ending June 30, 1996. Although FFO is not based upon generally accepted accounting principles, the Company considers it to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs.

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

     This June 30, 1997 Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which would cause actual results to differ materially from historical results or those anticipated. For a more detailed discussion of these factors, see Item 1 of the Company's Form 10K for the fiscal year ended December 31, 1996.

                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's  annual meeting of shareholders  was held on May 12, 1997. At
this  meeting,   the  following   matters  were  voted  upon  by  the  Company's
shareholders:

(a)  Election of Class 1 Directors
     -----------------------------

     Charles Raymond Fernandez, M.D. and Errol L. Biggs, Ph.D. were elected to serve as Class 1 directors of the Company until the annual meeting of shareholders in 2000 or until their respective successors are elected and qualified. The vote was as follows:

                                                Votes Cast         Votes Cast Against        Abstentions/
                                                ----------         ------------------        ------------
                                                 In Favor             or Withheld             Non Votes
                                                 --------             -----------             ---------

Charles Raymond Fernandez, M.D.                 16,137,736               93,996                   0
Errol L. Biggs, Ph.D.                           16,132,336               99,396                   0

         The following directors continued in office following the meeting:

                  Name                              Term Expires
                  ----                              ------------

                  Marliese E. Mooney                    1998
                  Edwin B. Morris, III                  1998
                  John Knox Singleton                   1998
                  David R. Emery                        1999
                  Thompson S. Dent                      1999
                  Batey M. Gresham, Jr.                 1999

(b)  Selection of Auditors
     ---------------------
     The shareholders of the Company ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 1997 by the following vote:

                                                Votes Cast         Votes Cast Against        Abstentions/
                                                ----------         ------------------        ------------
                                                 In Favor             or Withheld             Non Votes
                                                 --------             -----------             ---------

                                                16,132,271               32,942                66,519

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         11.1  Statement re:  Computation of Per-Share Earnings

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.

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



Date:  August 13, 1997

                                  EXHIBIT INDEX


Exhibit
Number               Description of Exhibits
------               -----------------------

11.1                 Statement re:  Computation of Per-Share Earnings

EXHIBIT
11.1

Statement
Re: Computation of Per Share Earnings


                                                  Three Months       Three Months       Six Months         Six Months
                                                     Ended              Ended             Ended              Ended
                                                 June 30, 1997      June 30, 1996     June 30, 1997      June 30, 1996
                                                 -------------      -------------     -------------      -------------
Weighted Average
----------------
Average Shares Outstanding                         19,243,357         13,190,730        17,927,125         13,134,021
                                                   ==========         ==========        ==========         ==========
Net income                                         $8,169,605         $4,952,468       $14,507,959         $9,710,651
                                                   ==========         ==========       ===========         ==========
Per share amount                                        $0.42              $0.38             $0.81              $0.74
                                                        =====              =====             =====              =====


Primary (1)
-----------
Average Shares Outstanding                         19,243,357         13,190,730        17,927,125         13,134,021
Net effect of dilutive stock options--
    based on treasury stock method                     42,070             24,211            44,994             23,169
                                                       ------             ------            ------             ------
Total                                              19,285,427         13,214,941        17,972,119         13,157,190
                                                   ==========         ==========        ==========         ==========
Net income                                         $8,169,605         $4,952,468       $14,507,959         $9,710,651
                                                   ==========         ==========       ===========         ==========
Per share amount                                        $0.42              $0.37             $0.81              $0.74
                                                        =====              =====             =====              =====


Fully Diluted (1)
-----------------
Average Shares Outstanding                         19,243,357         13,190,730        17,927,125         13,134,021
Net effect of dilutive stock options--
    based on treasury stock method                     48,887             33,770            48,403             27,948
                                                       ------             ------            ------             ------
Total                                              19,292,244         13,224,500        17,975,528         13,161,969
                                                   ==========         ==========        ==========         ==========
Net income                                         $8,169,605         $4,952,468       $14,507,959         $9,710,651
                                                   ==========         ==========       ===========         ==========
Per share amount                                        $0.42              $0.37             $0.81              $0.74
                                                        =====              =====             =====              =====

(1) In accordance with footnote 2 of paragraph 15 of APB Opinion No. 15, "Earnings Per Share", because the reduction is less than 3%, the weighted average shares outstanding were used in the computation of per share earnings.