Form 10-Q
period 1997-09-30
HEALTHCARE REALTY TRUST INC
filed 1997-11-18
CIK 899749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              Mark One)
              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                       ---
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997

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

                              3310 West End Avenue
                                    Suite 700
                           Nashville, Tennessee 37203
                    (Address of principal executive offices)

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

     As of November 1, 1997, 19,277,917 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      HEALTHCARE REALTY TRUST INCORPORATED
                                    FORM 10-Q

                               September 30, 1997

                                TABLE OF CONTENTS


Part I - Financial Information

     Item 1. Financial Statements                                        Page
             Condensed Consolidated Balance Sheets                          1
             Condensed Consolidated Statements of Income                    2
             Condensed Consolidated Statements of Cash Flows                4
             Notes to Condensed Consolidated Financial Statements           5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12

Part II - Other Information

     Item 5. Other Information
               Cautionary Statements                                       17

     Item 6. Exhibits and Reports on Form 8-K                              22

Signature                                                                  23

                                    Healthcare Realty Trust Incorporated
                                   Condensed Consolidated Balance Sheets
                                           (Dollars in thousands)

                                                             (Unaudited)           (1)
ASSETS                                                      Sept. 30, 1997    Dec. 31, 1996
------                                                      --------------    -------------
Real estate properties:
      Land                                                         $55,196          $53,028
      Buildings and improvements                                   420,949          369,188
      Personal property                                              4,200            3,099
      Construction in progress                                      10,754           13,863
                                                                    ------           ------

                                                                   491,099          439,178
      Less accumulated depreciation                                (31,511)         (23,144)
                                                                   -------          -------

           Total real estate properties, net                       459,588          416,034

Cash and cash equivalents                                            5,662            1,354

Short-term investments                                              18,000                0

Other assets, net                                                   13,329           10,117
                                                                    ------           ------

Total assets                                                      $496,579         $427,505
                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes and bonds payable                                     $109,000         $168,619

      Security deposits payable                                      3,662            4,172

      Accounts payable and accrued liabilities                       5,577            8,197

      Deferred income                                                  910              553

      Commitments and contingencies                                      0                0
                                                                         -                -

Total liabilities                                                  119,149          181,541
                                                                   -------          -------


Stockholders' equity:
      Preferred stock, $.01 par value; 50,000,000 shares
           authorized; none outstanding                                  0                0
      Common stock, $.01 par value; 150,000,000 shares
           authorized; 19,277,917 issued and outstanding at
           Sept. 30, 1997 and 13,898,777 at Dec. 31, 1996              193              139

      Additional paid-in capital                                   402,403          264,614

      Deferred compensation                                         (7,886)          (4,702)

      Cumulative net income                                         80,491           57,655

      Cumulative dividends                                         (97,771)         (71,742)
                                                                   -------          -------

Total stockholders' equity                                         377,430          245,964
                                                                   -------          -------

Total liabilities and stockholders' equity                        $496,579         $427,505
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

                                  Healthcare Realty Trust Incorporated
                                Condensed Consolidated Statements of Income
                           For the Three Months Ended September 30, 1997 and 1996
                                                (Unaudited)
                               (Dollars in thousands, except per share data)

                                                                      1997             1996
                                                                      ----             ----
REVENUES:
      Master lease rental income                                    $9,536           $8,764
      Property operating income                                      5,116                0
      Management fees                                                  382              281
      Interest and other income                                        831              464
                                                                       ---              ---
                                                                    15,865            9,509
                                                                    ------            -----
EXPENSES:
      General and administrative                                       922              526
      Property operating expenses                                    1,726                0
      Interest                                                       1,939            1,876
      Depreciation                                                   2,874            2,113
      Amortization                                                      76               80
                                                                        --               --
                                                                     7,537            4,595
                                                                     -----            -----

NET INCOME                                                          $8,328           $4,914
                                                                    ======           ======

NET INCOME PER SHARE                                                 $0.43            $0.37
                                                                     =====            =====

WEIGHTED AVERAGE SHARES OUTSTANDING                             19,266,066       13,198,553
                                                                ==========       ==========

     (The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.)

                                    Healthcare Realty Trust Incorporated
                                Condensed Consolidated Statements of Income
                           For the Nine Months Ended September 30, 1997 and 1996
                                                (Unaudited)
                               (Dollars in thousands, except per share data)

                                                                      1997             1996
                                                                      ----             ----
REVENUES:
      Master lease rental income                                   $30,164          $26,020
      Property operating income                                      9,495                0
      Management fees                                                1,004              882
      Interest and other income                                      2,309              725
                                                                     -----              ---
                                                                    42,972           27,627
                                                                    ------           ------

EXPENSES:
      General and administrative                                     2,396            1,566
      Property operating expenses                                    3,005                0
      Interest                                                       6,106            4,947
      Depreciation                                                   8,372            6,239
      Amortization                                                     257              251
                                                                       ---              ---
                                                                    20,136           13,003
                                                                    ------           ------

NET INCOME                                                         $22,836          $14,624
                                                                   =======          =======

NET INCOME PER SHARE                                                 $1.24            $1.11
                                                                     =====            =====

WEIGHTED AVERAGE SHARES OUTSTANDING                             18,378,343       13,155,689
                                                                ==========       ==========

     (The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.)

                                   Healthcare Realty Trust Incorporated
                              Condensed Consolidated Statements of Cash Flows
                           For the Nine Months Ended September 30, 1997 and 1996
                                                (Unaudited)
                                           (Dollars in thousands)

                                                                      1997             1996
                                                                      ----             ----
Cash flows from operating activities:
      Net income                                                   $22,836          $14,624
           Adjustments to reconcile net income to cash provided
           by operating activities:
                Depreciation and amortization                        8,832            6,522
                Deferred compensation                                  501              365
                Increase in deferred income                            357              107
                Increase in short-term investments                 (18,000)               0
                Increase in other assets                            (3,467)          (1,135)
                Decrease in accounts payable and accrued
                  liabilities                                       (2,610)            (959)
                                                                    ------             ----
           Net cash provided by operating activities                 8,449           19,524
                                                                     -----           ------
Cash flows from investing activities:
      Acquisition of real estate properties                        (51,755)         (44,574)
      Disbursement of security deposits                               (510)            (390)
                                                                      ----             ----
           Net cash used in investing activities                   (52,265)         (44,964)
                                                                   -------          -------
Cash flows from financing activities:
      Borrowings on long-term notes payable                         19,000           66,299
      Repayments on long-term notes payable                        (78,618)         (30,115)
      Deferred financing and organization costs paid                   (31)             (31)
      Decrease in restricted cash                                        0              (44)
      Dividends paid                                               (26,029)         (18,566)
      Proceeds from issuance of common stock                       133,802              194
                                                                   -------              ---
           Net cash provided by financing activities                48,124           17,737
                                                                    ------           ------

Increase (decrease) in cash and cash equivalents                     4,308           (7,703)
Cash and cash equivalents, beginning of period                       1,354            9,143
                                                                     -----            -----
Cash and cash equivalents, end of period                            $5,662           $1,440
                                                                    ======           ======

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.)

                             Healthcare Realty Trust
                                  Incorporated
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

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

     The results of operations for the three-month and nine-month periods ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain reclassifications have been made for the period July 1, 1996 through September 30, 1996 and for the period January 1, 1996 through September 30, 1996 to conform to the 1997 presentation. These reclassifications had no effect on the results of operations as previously reported.

Note 2.  Organization

     The Company was organized to invest in healthcare-related properties located throughout the United States. In addition to acquisitions of existing facilities, the Company provides capital for the construction of new facilities and provides property management, leasing and build-to-suit development services. The Company commenced operations on June 3, 1993 following the completion of an initial public offering. As of September 30, 1997, the Company had purchased, developed or had under development, 86 properties (the

"Properties") for an aggregate investment of $491.1 million located in 43 markets in 14 states, which are supported by 17 healthcare-related entities. The Properties include:

                                                   Number of      (in thousands)
                                                   Properties        Investment
                                                   ----------        ----------
    Ancillary hospital facilities                        41            $272,886
    Medical office buildings                              5              15,804
    Physician clinics                                    13              39,080
    Long-term care facilities                            18              99,902
    Comprehensive ambulatory care centers                 4              40,080
    Clinical laboratories                                 2              13,075
    Ambulatory surgery centers                            3               6,886
    Corporate and third party developments                                3,386
                                                          -               -----
                                                         86            $491,099
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

     The Company considers FFO to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended September 30, 1997 and 1996, was $11.1 million ($0.58 per share) and $6.9 million ($0.53 per share), respectively. FFO for the nine months ended September 30, 1997 and 1996, was $31.1 million ($1.69 per share) and $20.6 million ($1.57 per share), respectively.

     NAREIT encourages REITs to make reporting changes consistent with the 1995 NAREIT White Paper on FFO no later than fiscal year 1996. Beginning with first quarter 1996 operations, the Company's policy has been to report FFO calculated on the NAREIT 1995 White Paper while providing supplemental information based upon previous methodology.

                                                           (Dollars in thousands, except per share data)

                                                        Three Months Ended                   Three Months Ended
                                                        ------------------                   ------------------
                                                        September 30, 1997                   September 30, 1996
                                                        ------------------                   ------------------
                                                    NAREIT                               NAREIT
                                                  White Paper         Previous         White Paper        Previous
                                                  As Reported       Methodology       As Reported        Methodology
                                                  -----------       -----------       -----------        -----------

    Net Income (1)                                  $8,328            $8,328             $4,914            $4,914

         Non-recurring items                             0                 0                  0                 0

         Gain or loss on dispositions                    0                 0                  0                 0

         Straight line rents                             0                 0                  0                 0

    ADD:

         Depreciation
           Real estate                               2,794             2,794              2,023             2,023
           Office F,F&E                                  0                62                  0                44
           Leasehold improvements                        0                 4                  0                36
           Other non-revenue producing
           assets                                        0                14                  0                10
                                                         -                --                  -                --

                                                     2,794             2,874              2,023             2,113
                                                     -----             -----              -----             -----
         Amortization
           Acquired property contracts (2)               0                48                  0                64
           Other non-revenue producing
           assets                                        0                27                  0                14
           Organization costs                            0                 2                  0                 2
                                                         -                 -                  -                 -
                                                         0                77                  0                80
                                                         -                --                  -                --

         Deferred financing costs (3)                    0                67                  0                92
                                                         -                --                  -                --

         Total Adjustments                           2,794             3,018              2,023             2,285
                                                     -----             -----              -----             -----

    Funds From Operations                      $    11,122        $   11,346        $     6,937       $     7,199
                                               ===========        ==========        ===========       ===========
    Weighted Average Shares
    Outstanding                                 19,266,066        19,266,066         13,198,553        13,198,553
                                                ==========        ==========         ==========        ==========

    Funds From Operations Per Share            $      0.58       $      0.59        $      0.53       $      0.55
                                               ===========       ===========        ===========       ===========

     (1) Net income includes $168,657 in 1997 and $138,078 in 1996 of stock based, long-term incentive compensation expense. This expense never requires the disbursement of cash.
     (2) Amortization of the acquisition cost of revenue producing property management contracts.
     (3) Amortization of deferred financing costs is reported as part of interest expense on the income statements.


                                                           (Dollars in thousands, except per share data)

                                                       Nine Months Ended                     Nine Months Ended
                                                       -----------------                     -----------------
                                                       September 30, 1997                   September 30, 1996
                                                       ------------------                   ------------------
                                                  NAREIT                               NAREIT
                                                White Paper          Previous         White Paper         Previous
                                                As Reported        Methodology        As Reported       Methodology
                                                -----------        -----------        -----------       -----------
    Net Income (1)                                 $22,836           $22,836            $14,624           $14,624

         Non-recurring items (2)                       112               112                  0                 0

         Gain or loss on dispositions                    0                 0                  0                 0

         Straight line rents                             0                 0                  0                 0

    ADD:

         Depreciation
           Real estate                               8,103             8,103              5,979             5,978
           Office F,F&E                                  0               156                  0               125
           Leasehold improvements                        0                71                  0               105
           Other non-revenue producing
           assets                                        0                42                  0                31
                                                         -                --                  -                --
                                                     8,103             8,372              5,979             6,239
                                                     -----             -----              -----             -----
         Amortization
           Acquired property contracts (3)               0               148                  0               200
           Other non-revenue producing
           assets                                        0               104                  0                46
           Organization costs                            0                 5                  0                 5
                                                         -                 -                  -                 -
                                                         0               257                  0               251
                                                         -               ---                  -               ---

         Deferred financing costs (4)                    0               135                  0               276
                                                         -               ---                  -               ---

         Total Adjustments                           8,215             8,876              5,979             6,766
                                                     -----             -----              -----             -----

    Funds From Operations                       $   31,051       $    31,712        $    20,603       $    21,390
                                                ==========       ===========        ===========       ===========

    Weighted Average Shares
    Outstanding                                 18,378,343        18,378,343         13,155,689        13,155,689
                                                ==========        ==========         ==========        ==========

    Funds From Operations Per Share            $      1.69       $      1.73        $      1.57       $      1.63
                                               ===========       ===========        ===========       ===========

     (1) Net income includes $502,141 in 1997 and $365,368 in 1996 of stock based, long-term, incentive compensation expense. This expense never requires the disbursement of cash.
     (2) Represents a loss from a debt restructuring.
     (3) Amortization of the acquisition cost of revenue producing property management contracts.
     (4) Amortization of deferred financing costs is reported as part of interest expense on the income statements.

Note 4.  Notes and Bonds Payable

     Notes and Bonds payable at September 30, 1997 consisted of the following (in thousands):

              Unsecured notes                   $90,000
              Unsecured credit facility          19,000
                                                 ------
                                               $109,000
                                               ========

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

     At September 30, 1997, the Company had borrowed $19.0 million under the Unsecured Credit Facility which resulted in available borrowing capacity of $81.0 million.

Serial  and Term Bonds  Payable

     In conjunction with the acquisition of certain facilities, the Company assumed an obligation for a $2.5 million bond issue of the Industrial Development Authority of the City of Salem, Virginia. The obligation was secured by a deed of trust on the related facilities. This obligation was repaid during the first quarter of 1997.

     In conjunction with the acquisition of certain facilities, the Company assumed an obligation for a $1.6 million bond issue of the Industrial
Development Authority of the City of Roanoke, Virginia. The obligation was secured by a deed of trust on the related facilities. This obligation was repaid during the first quarter of 1997.

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

Note 5. Acquisitions of Real Estate

     During the quarter ended September 30, 1997, the Company provided the initial funding for a 108,813 square foot long-term care lessee development in Columbia, Tennessee which has a total funding commitment of $12.4 million. The Company also acquired controlling interest in a partnership, including a 40,686 square foot ancillary hospital facility in Dallas, Texas, in which the Company previously acquired a mortgage note. Substantially all of the economic interest in the property is considered to be the property of the Company and is, therefore, included in the Company's portfolio.

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

Note 7.  Commitments

     As of September 30, 1997, the Company had a net investment of approximately $10.8 million in two build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $18.4 million.

Note 8.  Stockholders' Equity

     On February 14, 1997, the Company sold 5,175,000 shares of its common stock in a secondary offering (the "Secondary Offering") under its currently effective registration statement. The Company received $133.0 million in net proceeds. The proceeds were used to repay or defease outstanding debt, finance additional property acquisitions, build-to-suit developments and for general corporate purposes.

Note 9.  Changes in Accounting Principles

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Third Quarter 1997 Compared to Third Quarter 1996

     Net income for the quarter ended September 30, 1997 increased to $8.3 million ($0.43 per share) from $4.9 million ($0.37 per share) for the same period in 1996, a 69% increase in net income (16% per share). Total revenues for the quarter ended September 30, 1997 were $15.9 million compared to $9.5 million for the quarter ended September 30, 1996, which is an increase of $6.4 million or 67%. The increase is primarily due to master lease rental income and property operating income derived from approximately $138.1 million of property acquisitions and properties reclassified from construction in progress subsequent to September 30, 1996. While the number of managed properties rose from 52 properties at September 30, 1996 to 109 properties at September 30, 1997, management fees do not increase proportionately due to the elimination in consolidation of Company owned managed properties. Management fees increased $101,000 for the quarter ending September 30, 1997, compared to the same period in 1996, substantially due to the addition of third party management contracts in Florida and Virginia. Interest and other income for the quarter ended September 30, 1997 was $831,000 compared to $464,000 for the quarter ended
September 30, 1996. The Company maintained an average cash and short-term investment balance of approximately $25.5 million during the quarter ended September 30, 1997. In comparison, the Company maintained an average cash and short-term investment balance of approximately $1.8 million during the quarter ended September 30, 1996 which resulted in significantly higher interest income. Additionally, in 1996, the Company benefited, approximately $420,000, from a short-term arbitrage situation created by the refinancing of approximately $30.8 million of mortgage notes for a current healthcare tenant.

     Total expenses for the quarter ended September 30, 1997 were $7.5 million compared to $4.6 million for the quarter ended September 30, 1996, which is an increase of $2.9 million or 64%. Depreciation expense increased $761,000 due to the acquisition of additional properties and the completion of properties under construction, discussed in the preceding paragraph. General and administrative expenses increased $396,000 or 75%, primarily due to an increase in non-reimbursed employees associated with the increase in management contracts. Interest expense remained constant at $1.9 million for the quarters ended September 30, 1996 and 1997. During the quarter ended September 30, 1997, the Company had an average outstanding debt balance of approximately $104.5 million compared to an average outstanding debt balance of $125.4 million for the quarter ended September 30, 1996. However, there was approximately $29.9 million less in construction in progress throughout the quarter during 1997 compared to 1996 which resulted in substantially less capitalized interest in 1997. There was no significant variation in amortization expense.

Nine Months ended September 30, 1997 Compared to Nine Months ended September 30, 1996

     Net income for the nine months ended September 30, 1997 increased to $22.8 million ($1.24 per share) from $14.6 million ($1.11 per share) for the same period in 1996, a 56% increase in net income (12% per share). Total revenues for the nine months ended September 30, 1997 were $43.0 million compared to $27.6 million for the nine months ended September 30, 1996, which is an increase of $15.3 million, or 56%. The increase is primarily due to master lease rental income and property operating income derived from approximately $138.1 million of property acquisitions and properties reclassified from construction in progress subsequent to September 30, 1996. For the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, there was a $122,000 increase in property management fees substantially due to the addition of third party management contracts in Florida and Virginia. At September 30, 1997, the Company managed 109 properties compared to 52 properties at September 30, 1996. While the number of managed properties increased significantly, management fees do not increase proportionately due to the elimination in consolidation of Company owned managed properties. Interest and other income for the nine months ended September 30, 1997 was $2.3 million compared to $725,000 for the nine months ended September 30, 1996. During the first quarter of 1997, the Company completed the Secondary Offering and maintained an average cash and short-term investment balance of $30.5 million during the nine months ending September 30, 1997 compared to $2.5 million during the nine months ending September 30, 1996. Additionally, in 1996, the Company benefited, approximately $420,000, from a short-term arbitrage situation created by refinancing of approximately $30.8 million of mortgage notes for a current healthcare tenant. Also, the nine months ended September 30, 1996 includes $106,000 in third party development fees.

     Total expenses for the nine months ended September 30, 1997 were $20.1 million compared to $13.0 million for the nine months ended September 30, 1996, which is an increase of $7.1 million, or 55%. Depreciation expense increased $2.1 million due to the acquisition of additional properties and the completion of properties under construction, discussed in the preceding paragraph. General and administrative expenses increased $830,000, or 53%, primarily due to an increase in non-reimbursed employees associated with the increase in management contracts. Interest expense increased from $4.9 million to $6.1 million for the nine months ended September 30, 1996 and 1997, respectively. During the nine months ended September 30, 1997, the Company had an average outstanding debt balance of approximately $112.5 million compared to an average outstanding debt balance of $109.1 million for the nine months ended September 30, 1996. In addition, there was approximately $19.2 million less in construction in progress throughout the nine months ending September 30, 1997 compared to 1996 which resulted in substantially less capitalized interest in 1997. There was no significant variation in amortization expense.

Liquidity and Capital Resources

     As of September 30, 1997, the Company had purchased, developed or had under development, 86 properties (the "Properties") for an aggregate investment of $491.1 million located in 43 markets in 14 states, which are supported by 17 healthcare-related entities. The Company has financed its acquisitions to date through the sale or exchange of common stock, long-term indebtedness, borrowings under its credit facilities, and the assumption of bonds.

     Effective February 14, 1997, the Company received $133.0 million in net proceeds from the Secondary Offering. Promptly thereafter, the net proceeds were used, in part, to extinguish all $71.9 of indebtedness outstanding under the Unsecured Credit Facility which resulted in a borrowing capacity of $100.0 million, and repayment or defeasance of secured indebtedness in the total amount of $6.7 million. The remaining proceeds of the Secondary Offering have been used to finance additional acquisitions build-to-suit developments, short-term investments and for general corporate purposes. Funds From Operations can be negatively affected by delay in the acquisition of, or investment in, healthcare properties.

     At September 30, 1997, the Company had borrowing capacity available of $81.0 million under the Unsecured Credit Facility. In addition, the Company had cash and short-term investments of approximately $23.7 million. During November, the Company's $18.0 million short-term investment matured; increasing the company's cash position by $18.0 million.

     At September 30, 1997, the Company had stockholders' equity of $377.0 million. The debt to total capitalization ratio was approximately 0.22 to 1.00 at September 30, 1997.

     During the quarter ended September 30, 1997, the Company provided the initial funding for a 108,813 square foot long-term care lessee development in Columbia, Tennessee which has a total funding commitment of $12.4 million. The Company also acquired controlling interest in a partnership, including a 40,686 square foot ancillary hospital facility in Dallas, Texas, in which the Company previously acquired a mortgage note. Substantially all of the economic interest in the property is considered to be the property of the Company and is, therefore, included in the Company's portfolio. These acquisitions were financed by Company operations and proceeds borrowed under its Unsecured Credit Facility.

     During the quarter ended September 30, 1997, the Company funded a net $6.4 million for construction in progress and capital additions. The sources of these funds were cash provided by Company operations and proceeds borrowed under its Unsecured Credit Facility.

     On August 15, 1997, the Company paid a dividend of $0.50 per share to the holders of its common stock as of the close of business on August 4, 1997. This dividend related to the period from April 1, 1997 through June 30, 1997. In October 1997, the Company announced payment of a dividend of $0.505 per share to the holders of common shares on November 4, 1997. The dividend will be paid on November 17, 1997. The dividend relates to the period July 1, 1997 through September 30, 1997.4, 1997. The dividend will be paid on November 17, 1997. The dividend relates to the period July 1, 1997 through September 30, 1997.

     As of September 30, 1997, the Company had a net investment of $10.8 million in two build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of $18.4 million. These commitments will be funded from Company operations and proceeds borrowed under the Unsecured Credit Facility.

     FFO increased to $11.1 million ($0.58 per share) for the quarter ended September 30, 1997 compared to $6.9 million ($0.53 per share) for the same period in 1996. For the nine month period ending September 30, 1997, FFO increased to $31.1 million ($1.69 per share) from $20.6 million ($1.57 per share) for the nine months ending September 30, 1996. Although FFO is not based upon generally accepted accounting principles, the Company considers it to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs.

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

     This September 30, 1997 Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which would cause actual results to differ materially from historical results or those anticipated. For a more detailed discussion of these factors, see Item 1 of the Company's Form 10-K for the fiscal year ended December 31, 1996.

                           PART II - OTHER INFORMATION


Item 5.  Other Information

Cautionary Statements

     From time to time the Company may make forward-looking statements which affect its current view with respect to future events and financial performance. The Company wishes to caution readers that the following important factors, among others, could affect the Company's actual results, and could cause those results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Many of those factors have been discussed in the Company's prior filings with the Securities and Exchange Commission.

     All references to the Company within these  cautionary  statements  include
entities  with  the  Company,   including  the  Company's  property   management
subsidiary, Healthcare Realty Management, Incorporated.

General Growth Strategy

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

a)  Access to Capital

     Capital Markets. The Company requires capital for the purchase of, or investment in, healthcare real estate. Currently, the Company has already invested all of its equity in the acquisition of healthcare real properties; however, it retains a significant amount of its available debt commitments. There is no assurance that the Company will be able to obtain additional equity or debt capital at the time it requires additional capital; nor that the Company can obtain such capital on terms that will permit the Company to acquire healthcare properties on a basis that is competitive with other real estate investors.

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

b) Revenue Growth

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

     Operating Risks. Real property investments are subject to varying degrees of risk. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. To offset the threat of insufficient revenue to meet operating expenses, debt service, capital expenditures and dividend payments, the Company requires net master leases or similar credit support with primary terms.

     Ability to Reinvest Proceeds from Dispositions. From time to time, the Company may be required to dispose of properties pursuant to the terms of master leases or similar credit support arrangements. The terms of such arrangements include, among other items, a disposition of properties in the event of a default on the part of the healthcare provider, and a disposition upon the exercise of an option of the healthcare provider to repurchase subject properties at specified times during the term or the arrangement. The healthcare provider may, generally, repurchase the property for a price equal to the greater of the fair market value purchase price or the cost incurred by the Company in acquiring the property. No assurances can be given that the Company could negotiate with the healthcare provider, should it wish to repurchase the property; or, that the Company could invest the proceeds of the disposition with another healthcare provider on a timely basis or on acceptable terms. A failure of the Company to reinvest the proceeds of such a disposition could have an adverse effect on the Company's future revenues.

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

     Concentration on Few Healthcare Providers. Currently 24 percent of the Company's portfolio is leased to Columbia/HCA Healthcare Corporation and 22 percent is leased to Tenet Healthcare Corporation.

     Impact of Reduced Occupancy Rates. Most of the hospitals adjacent to or associated with the Company's properties owned or to be acquired are substantially less than fully occupied on an inpatient basis. Despite such occupancy rates, however, the operating cash flow produced by such hospitals available for the related payments to the Company adequately covers such payments. If the inpatient occupancy rate at such a hospital were to deteriorate to a level at which operating cash flows would be insufficient to cover the payments to the Company on a particular ancillary hospital facility, the Company would have to rely upon the general credit of the provider or the related guarantor, if any.

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

     Failure to Successfully Market Property Management Services. The Company employees its wholly owned subsidiary Healthcare Realty Management (HRM), in the day-to-day management and leasing of multi-tenanted healthcare properties and in the supervision of the development of new healthcare properties. There can be no assurance that the Company will be able to successfully market or cross-sell HRM's services. Current revenues from HRM's management agreements may not significantly affect the Company's 1997 funds from operations. Additionally, HRM employs 119 individuals nationwide, providing the Company with expanded overhead expenses and labor liability not previously experienced.

     Change in Accounting Treatment for Internal Costs Relating to Acquisitions. The Financial Accounting Standards Board Emerging Issues Task Force is considering the issue of capitalization of costs incurred in identifying, acquiring and developing real estate properties. It may be determined that generally accepted accounting principles will require that some portion, or all, of such costs capitalized as a property is acquired or developed by the Company and depreciated over the life of the acquired properties will be required to be expensed as incurred. Expensing of such costs would accelerate the recognition of such costs, negatively impacting reported earnings and funds from operations of the Company.

c)  Asset Growth

     Inability to Complete Acquisitions. The Company's asset growth strategy would be negatively impacted if it is unable to find suitable properties and to purchase those properties on terms which meet the Company's investment parameters.

     Provider Development Arrangements. The Company has entered into development funding arrangements with respect to three properties that are currently in progress. The Company believes that development funding is an effective method to acquire new healthcare facilities that providers have determined are strategic to their business. The development funding arrangements require the Company to provide the funding to enable healthcare operators to build facilities on property owned or leased by the Company. Risks of development funding are greater than those risks associated with the purchase and lease-back of operating properties because of the potential for greater Company involvement within the development process. There can be no assurance that the current portfolio of development funding will be completed in 1997 in accordance with the terms of the agreements; however, the Company believes that it has the requisite access to capital and development and construction experience to complete a development.

     Limitations on Transfers and Alternative Uses of Facilities. Transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. In addition, many of the Properties are special-purpose facilities that may not be easily adaptable to uses unrelated to healthcare.

d)  Market Competition

     The Company competes for property management, development and acquisitions with, among others, investors, healthcare providers, other healthcare related real estate investment trusts, real estate partnerships and financial institutions. The Company's properties will be also subject to competition from the properties of other healthcare providers. Certain of these operators may have greater capital resources than the provider leasing the Company's facilities. All of the properties operating in a competitive environment and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         11.1  Statement re:  Computation of Per-Share Earnings

         (b)      Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HEALTHCARE REALTY TRUST INCORPORATED


                                    By:     /s/Timothy G. Wallace
                                            ---------------------


                                            Timothy G. Wallace
                                            Executive Vice President, Finance
                                              and Chief Financial Officer
Date:  November 17, 1997

                                 Exhibit Index
Exhibit
Number               Description of Exhibits
------               -----------------------

11.1                 Statement re:  Computation of Per-Share Earnings

EXHIBIT 11.1 - Statement Re: Computation of Per Share Earnings

                                                Three Months       Three Months      Nine Months        Nine Months
                                                    Ended              Ended             Ended              Ended
                                                Sept. 30, 1997     Sept. 30, 1996    Sept. 30, 1997     Sept. 30, 1996
                                               -----------------  ----------------- -----------------  -----------------
Weighted Average
-----------------------

Average Shares Outstanding                         19,266,066         13,198,553        18,378,343         13,155,689
                                                   ==========         ==========        ==========         ==========

Net income                                         $8,327,817         $4,913,700       $22,835,776        $14,624,351
                                                   ==========         ==========       ===========        ===========

Per share amount                                        $0.43              $0.37             $1.24              $1.11
                                                        =====              =====             =====              =====



Primary (1)
-----------------------

Average Shares Outstanding                         19,266,066         13,198,553        18,378,343         13,155,689
Net effect of dilutive stock options--
    based on treasury stock method                     50,580             26,674            48,856             24,337
                                                       ------             ------            ------             ------

Total                                              19,316,646         13,225,227        18,427,199         13,180,026
                                                   ==========         ==========        ==========         ==========

Net income                                         $8,327,817         $4,913,700       $22,835,776        $14,624,351
                                                   ==========         ==========       ===========        ===========

Per share amount                                        $0.43              $0.37             $1.24              $1.11
                                                        =====              =====             =====              =====



Fully Diluted (1)
-----------------------

Average Shares Outstanding                         19,266,066         13,198,553        18,378,343         13,155,689
Net effect of dilutive stock options--
    based on treasury stock method                     51,138             32,983            49,314             29,626
                                                       ------             ------            ------             ------

Total                                              19,317,204         13,231,536        18,427,657         13,185,315
                                                   ==========         ==========        ==========         ==========

Net income                                         $8,327,817         $4,913,700       $22,835,776        $14,624,351
                                                   ==========         ==========       ===========        ===========

Per share amount                                        $0.43              $0.37             $1.24              $1.11
                                                        =====              =====             =====              =====

(1) In accordance with footnote 2 of paragraph 15 of APB Opinion No. 15, "Earnings Per Share", because the reduction is less than 3%, the weighted average shares outstanding were used in the computation of per share earnings.