Form 10-K
period 1997-12-31
HEALTHCARE REALTY TRUST INC
filed 1998-03-30
CIK 899749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________
                                    FORM 10-K
(Mark One)

    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
----------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
----------
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number: 1-11852
                                 _______________

                      HEALTHCARE REALTY TRUST INCORPORATED
             (Exact name of Registrant as specified in its charter)

                  Maryland                                  62-1507028
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

                              3310 West End Avenue
                                    Suite 700
                           Nashville, Tennessee 37203
                    (Address of principal executive offices)

                                 (615) 269-8175
              (Registrant's telephone number, including area code)

    Securities registered pursuant                        Name of Each Exchange
     to Section 12(b) of the Act:    Title of Each Class   on Which Registered
                                     -------------------  ---------------------
                                            None                   None

    Securities registered pursuant   Common Stock, $.01 par value per share
                                     ------------------------------------------
    to Section 12 (g) of the Act:                 Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     ======

     The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on March 11,
1998) of the Registrant held by non-affiliates on March 11, 1998, was approximately $561,177,113.

     As of March 11, 1998, 20,663,064 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

     Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated into Part II of this Report.

     Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1998 are incorporated into
Part III of this Report.

                                      (2)

                                                     TABLE OF CONTENTS
                                                                                                    Page
Item 1.   Business                                                                                   5
          The Company                                                                                5
          Property Acquisition Activity                                                              8
          Continuing Property Development Activity                                                   8
          Investment Policy                                                                          9
          Competition                                                                               10
          Government Regulation                                                                     11
          Environmental Matters                                                                     12
          Insurance                                                                                 14
          Employees                                                                                 14
          Federal Income Tax Information                                                            14
          ERISA Considerations                                                                      32
          Cautionary Statements                                                                     34
Item 2.   Properties                                                                                40
          Executive Offices                                                                         40
          Property Operations                                                                       40
Item 3.   Legal Proceedings                                                                         43
Item 4.   Submission of Matters to a Vote of Securityholders                                        43
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                     44
Item 6.   Selected Financial Data                                                                   44
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations     44
Item 8.   Financial Statements and Supplementary Data                                               44
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      44
Item 10.  Directors and Executive Officers of the Registrant                                        45
          Directors                                                                                 45
          Executive Officers                                                                        45
Item 11.  Executive Compensation                                                                    45

                                      (3)

Item 12.  Security Ownership of Certain Beneficial Owners and Management                            46
Item 13.  Certain Relationships and Related Transactions                                            46
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                           47

                                      (4)

                                     PART I

Item 1.   Business

The Company
-----------

     Healthcare Realty Trust Incorporated ("Healthcare Realty" or the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that integrates owning, acquiring, managing and developing income-producing real estate properties related to healthcare services throughout the United States. From the commencement of its operations in June 1993 through January 31, 1998, the Company has invested or committed to invest, directly and indirectly, over $525 million in 87 income-producing real estate properties related to the delivery of healthcare services, containing over 4.4 million square feet. As of January 31, 1998, the Company's portfolio was comprised of seven facility types, located in 44 markets nationwide, and operated pursuant to contractual arrangements with 18 healthcare providers. At January 31, 1998, the Company provided property management services for 130 healthcare-related properties nationwide, totaling over 3.9 million square feet, and third-party asset management services for 251 properties nationwide, totaling over 1.3 million square feet. The Company intends to maintain a portfolio of properties that are focused predominantly on the outpatient services segment of the healthcare industry and are diversified by tenant, geographic location and facility type.

     Healthcare Realty believes that it has a competitive advantage in the healthcare real estate industry as a result of its use of innovative transaction structures, the strength of its management expertise and its extensive experience and client relationships with healthcare providers. Management believes that the Company is the largest fully integrated real estate company focused on income-producing real estate properties related to the delivery of healthcare services. The Company believes that its experience and client relationships with a diverse group of healthcare providers and its access to the various capital markets make it one of a limited number of companies that can acquire, manage and develop income-producing real estate related to healthcare services on a national scale. Unlike other healthcare REITs, the Company seeks to generate internal growth by actively managing the properties within its portfolio and by controlling and minimizing operating expenses with respect to its properties, and providing management services for properties owned by healthcare provider clients.

     Healthcare Realty's strategy is to be a full service provider of integrated real estate solutions to quality healthcare providers. Consistent with this strategy, the Company seeks to provide a spectrum of services needed to own, acquire, manage and develop healthcare properties, including leasing, development, management, market research, budgeting, accounting, collection, construction management,

                                      (5)
     tenant coordination and financial services. The Company's development activities are primarily accomplished through pre-leased build-to-suit projects.

     Healthcare Realty was formed as an independent, unaffiliated healthcare REIT. The Company acquires income-producing real estate properties associated with a diverse group of quality healthcare provider clients in markets where the respective healthcare provider maintains a strong presence. Management believes that because the Company is not affiliated with any of its clients and does not expect to be affiliated with potential clients, the Company has a strategic advantage in providing its services to a more diverse group of healthcare providers.

     Management believes that diversification among clients reduces the Company's potential exposure to unsuccessful healthcare service strategies and to a concentration of credit with any one healthcare provider. Approximately 66.4% of the Company's investments, at cost, are in properties associated with publicly-traded companies or private companies with an investment grade credit rating. The Company's largest healthcare provider client is Columbia/HCA Healthcare Corporation, accounting for approximately 23.0% of the Company's current investments.

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

     Development funding arrangements require the Company to provide funding to enable healthcare operators to build facilities on property owned or leased by the Company. Prior to making any funding advance for a development, the Company enters into a contract to acquire or ground lease the real estate and enters into a long-term net lease with a healthcare operator or guarantee of the return on the Company's investment in the property or similar financial support agreement in favor of the Company. The Company either acts as developer, or employs the healthcare operator to act as the developer of the property, and has approval authority with regard to plans, specifications, budgets and time schedules for the completion of the development of the property. Under the terms of its development

                                      (6)
funding agreements, the Company receives funding fees (the economic equivalent of construction period interest) on all funds advanced. Timely completion of the development in compliance with the plans, specifications, budgets and time schedules is the contractual responsibility of third parties and construction costs are guaranteed by the healthcare operator. All construction and service contracts relating to the development are collaterally assigned to the Company. During the term of the development of a facility, funds are advanced pursuant to requests made by the developer in accordance with the terms and conditions of the applicable funding agreement based on costs incurred prior to the date of such requests.

     The Company's properties are currently leased to unaffiliated lessees pursuant to long-term net lease agreements or are subject to financial support agreements with the healthcare operators that provide guarantees of the return on the Company's investment in the properties and other terms and conditions in favor of the Company similar to those contained in the long-term leases. Each property agreement related to a healthcare facility, comprised generally of the land, buildings, other improvements and certain fixtures, provides for a use in most cases restricted to the intended healthcare related use and for such other uses as may be necessary in connection with or incidental to such use. Generally, most agreements require that the healthcare operator use its best efforts to transfer all licenses, permits and other governmental authorizations and contracts which may be in the name of the healthcare operator and necessary or useful in the operation of the facility, although in most instances this obligation does not include the healthcare operator's operating licenses. Most of the current property agreements were entered into upon the conveyance to the Company of the facilities, and have initial terms of ten to 20 years with, in some cases, one or more renewal terms exercisable by the healthcare provider of five years each. Most of the agreements are subject to earlier termination upon the occurrence of certain contingencies. Certain of the agreements also have an option to repurchase the facilities at specified times during the term of the agreements for a price approximately equal to the fair market value of such properties. Base rent or support payments vary by agreement taking into consideration various factors, including the credit of the property lessee or the healthcare operator, or both, operating performance of the property, location type and physical condition of the property. Many of the property agreements contain provisions for additional rent or support payment increases. The existence and nature of provisions for additional payments in any given agreement relate to, among other factors, the financial strength of the respective property lessee, the healthcare operator, or both, as well as other lease terms.

     The Company operates so as to qualify as a REIT for federal income tax purposes. If so qualified, with limited exceptions, the Company will not be subject to corporate federal income tax with respect to net income distributed to its shareholders. See "Federal Income Tax Information" below.

                                      (7)

Property Acquisition Activity
-----------------------------

     During the fourth quarter of 1997, the Company completed a $12.5 million acquisition of an 80,000 square foot ancillary hospital facility under development and additional building sites located adjacent to the 251-bed Bradley County Memorial Hospital in Cleveland, Tennessee. Upon completion of the development, which is expected to occur in June 1998, the ancillary hospital facility is expected to be occupied by physician practices and affiliated hospital services and support functions, including diagnostic imaging, laboratory services and an ambulatory surgery center. The development is situated on 8.5 acres that contain two additional sites for further development.

Continuing Property Development Activity
----------------------------------------

     At December 31, 1997, the Company had continuing commitments for the following properties under development:

     Development of Long-Term Care Facility in Greeley, Colorado. As of December 31, 1997, the Company continued to fund the development of Life Care of Greeley, a long-term care facility to be operated by Life Care Centers of America. The Company's investment in Life Care of Greeley, at completion, will be approximately $11.9 million of which approximately $9.0 million had been funded at December 31, 1997.

     Development of Long-Term Care Facility in Columbia, Tennessee. As of December 31, 1997, the Company continued to fund the development of Life Care of Columbia, a long-term care facility to be operated by Life Care Centers of America. The Company's investment in Life Care of Columbia, at completion, will be approximately $12.7 million of which approximately $4.9 million had been funded at December 31, 1997.

     Expansion of Comprehensive Ambulatory Care Center in Venice, Florida. As of December 31, 1997, the Company continued to fund the expansion of the St. Andrews Surgery Center and Center for Sight, a $6.6 million comprehensive ambulatory care center which the Company acquired in 1996. The expansion is located on an adjacent 2.5 acre parcel of land acquired by the Company simultaneously with the St. Andrews Surgery Center and Center for Sight. The Company's investment in St. Andrews Surgery Center and Center for Sight, at completion, will be approximately $4.5 million of which approximately $2.4 million had been funded at December 31, 1997.

     Development of Ancillary Hospital Facility in Cleveland, Tennessee. As of December 31, 1997, the Company continued to fund the development of an ancillary hospital facility to be operated by Bradley County Memorial Hospital. The Company's investment in Bradley County Memorial Hospital Medical Office Building, at completion, will be approximately $9.4 million of which approximately

                                      (8)

$2.9 million had been funded at December 31, 1997. The development is situated on an 8.5 acre parcel of land that contains two additional sites for further development.

Investment Policy
-----------------

     The Company's investment  objectives are to (i) generate current cash flow,
(ii) provide the opportunity for additional returns through rent provisions in the Company's leases, increased support payments through provisions in financial support agreements and, if the Company acquires mortgages, through participating interest provisions, (iii) provide the opportunity to realize capital growth resulting from appreciation, if any, in the residual values of any properties acquired and (iv) preserve and protect the Company's existing capital.

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

     Management of the Company will conduct market research and analysis for all potential investments. In evaluating potential investments, the Company will consider such factors as: (1) the geographic area, type of property and demographic profile; (2) the location, construction quality, condition and design of the property; (3) the current and anticipated cash available for distribution and its adequacy to meet operational needs and lease obligations and to provide a competitive market return on equity to the Company's investors;
(4) the potential for capital appreciation, if any; (5) the growth, tax and regulatory environment of the communities in which the properties are located;
(6) the occupancy and demand for similar health facilities in the same or nearby communities; (7) the potential mix of private and government sponsored patients;
(8) any potential alternative uses of the facilities; (9) prospects for liquidity through financing or refinancing; (10) industry segment and operator diversification; and (11) the suitability of the potential investments in light of maintaining REIT status.

     The Company intends to focus on established, creditworthy healthcare operators which meet the Company's standards for quality and experience of management. In order to determine creditworthiness of healthcare operators, the Company will review historical and prospective financial information of the

                                      (9)
healthcare operator, together with appropriate financial information of a guarantor, if any. Factors considered in connection with such financial review with respect to the healthcare operator and any guarantor will include the net worth, profitability and cash flow, debt position, and the ability of the healthcare operators and any guarantor to provide additional credit enhancements. The term of any long term net lease, financial support agreement guaranteeing the return on the investment of the property or similar obligation in favor of the Company, generally, shall be for a period of not less than ten years from closing of an acquisition.

Competition
-----------

     The Company competes for property acquisitions with, among other investors, healthcare providers, other healthcare related REITs, real estate partnerships and financial institutions. A significant challenge facing the Company is the expansion of the real estate investment trust industry. REITs have had an increasingly ready access to the capital markets, with the result that there has been an acceleration in growth of the number of real estate investment trusts and the amount of funds real estate investment trusts have available for investment. The expansion of available capital to the REIT industry has resulted in significant investment pressure from other REITs for properties which meet the Company's investment standards.

     The operation of all of the Company's properties is subject to competition from similar properties. Certain operators of other properties may have capital resources in excess of those of the operators of the Company's properties. In addition, the extent to which the Company's properties are utilized depends upon several factors, including the number of physicians using the healthcare facilities or referring patients there, competitive systems of healthcare delivery, and the area population, size and composition. Private, federal and state payment programs and other laws and regulations may also have a significant effect on the utilization of the properties. Virtually all of the Company's properties operate in a competitive environment and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders which is incorporated by reference herein.

                                      (10)

Government Regulation
---------------------

     The investments made by the Company are with active participants in the healthcare industry. The healthcare industry is undergoing substantial changes due to rising costs in the delivery of healthcare services, rising competition for patients, and reduction of reimbursement by private and governmental payors. Further, the healthcare industry is faced with increased scrutiny by federal and state legislative and administrative authorities, thus presenting the industry and its individual participants with significant uncertainty. The Company believes that these changes and uncertainties present significant opportunities for the Company to assist in providing solutions to some of these pressures; however, these various changes can affect the economic performance of some or all of its tenants and sponsors. The degree to which these changes may affect the economic performance of the Company, positively or negatively, cannot be predicted.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders which is incorporated by reference herein.

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

     Considerable uncertainties surround the future determination of payment levels under government reimbursement programs. In addition, governmental budgetary concerns may significantly reduce future payments made to healthcare operators as a result of government financed programs, and there can be no

                                      (11)
assurance that future payment rates will be sufficient to cover cost increases in providing services to patients. Reductions in payments pursuant to government healthcare programs could have an adverse impact on a healthcare operator's financial condition and, therefore, could adversely affect the ability of such operator to make rental payments.

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

Environmental Matters
---------------------

     Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property (such as the Company) may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and injuries to persons and adjacent property). Most, if not all, of these laws, ordinances and regulations contain stringent enforcement provisions including, but not limited to, the authority to impose substantial administrative, civil and criminal fines and penalties upon violators. Such laws often impose liability without regard to whether the owner knew of, or was responsible therefor, the presence or disposal of such substances and may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefor could exceed the value of the property and/or the aggregate assets of the owner. In addition, the

                                      (12)
presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or lease such property or to borrow using such property as collateral.

     A property can also be negatively impacted either through physical contamination or by virtue of an adverse effect on value, from contamination that has or may have emanated from other properties. Certain of the properties owned by the Company or managed or developed by its property management subsidiary are adjacent to or near properties that contain underground storage tanks or that have released petroleum products or other hazardous or toxic materials into the soils or groundwater.

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

     The Company has had environmental assessments conducted on all of the properties currently owned. The Company is not aware of any environmental condition or liability that management presently believes would have a material adverse effect on the Company's earnings, expenditures or continuing operations. While it is the Company's policy to seek indemnification relating to environmental liabilities or conditions, even where sale and purchase agreements do contain such provisions there can be no assurances that the seller will be able to fulfill its indemnification obligations. In addition, the terms of the Company's leases or financial support agreements do not give the Company control over the operational

                                      (13)
activities of its lessees or health care operators, nor will the Company monitor the lessees or healthcare operators with respect to environmental matters.

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

Employees
---------

     As of March 11, 1998, the Company employed 133 people. None of the employees is a member of a labor union and the Company considers its relations with its employees to be excellent.

Federal Income Tax Information
------------------------------

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

Introduction

     The Company believes that it has qualified and intends to remain qualified to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Code. The following discussion addresses the material tax considerations relevant to the taxation of the Company and summarizes certain federal income tax consequences that may be relevant to certain shareholders. However, the actual tax consequences of holding particular securities issued by the Company may vary in light of a prospective securities holder's particular facts and circumstances. Certain holders, such as tax-exempt entities, insurance companies and financial institutions, are generally subject to special rules. In addition, the following discussion does not address issues under any foreign, state or local tax laws. The tax treatment of a holder of any of the securities issued by the Company will vary

                                      (14)
depending upon the terms of the specific securities acquired by such holder, as well as his particular situation, and this discussion does not attempt to address aspects of federal income taxation relating to holders of particular securities of the Company. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof. It should be noted that the Code, rules, regulations, and administrative and judicial interpretations are all subject to change (possibly on a retroactive basis).

     The Company believes that it is organized and is operating in conformity with the requirements for qualification and taxation as a REIT and that its method of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. The Company's qualification and taxation as a REIT depends upon its ability to meet, through actual annual operating results, the various income, asset, distribution, stock ownership and other tests discussed below. Accordingly, the Company can not guarantee that the actual results of operations for any one taxable year will satisfy such requirements.

     If the Company were to cease to qualify as a REIT, and the relief provisions were found not to apply, the Company's income that it distributed to shareholders would be subject to the "double taxation" on earnings (once at the corporate level and again at the shareholder level) that generally results from investment in a corporation. Failure to maintain qualification as a REIT would force the Company to significantly reduce its distributions and possibly incur substantial indebtedness or liquidate substantial investments in order to pay the resulting corporate taxes. In addition, the Company, once having obtained REIT status and having thereafter lost such status, would not be eligible to re-elect REIT status for the four subsequent taxable years, unless its failure to maintain its qualification was due to reasonable cause and not willful neglect and certain other requirements were satisfied. In order to elect again to be taxed as a REIT, just as with its original election, the Company would be required to distribute all of its earnings and profits accumulated in any non-REIT taxable year.

Taxation of the Company

     As long as the Company remains qualified to be taxed as a REIT, it generally will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders.

     However, the Company will be subject to federal income tax as follows: first, the Company will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including undistributed net capital gains. Second, under certain circumstances, the Company may be subject to the "alternative minimum tax" on its items of tax preference, if any. Third, if the Company has (i) net income from the sale or other disposition of "foreclosure

                                      (15)
property" that is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, it will be subject to tax on such income at the highest corporate rate. Fourth, any net income that the Company has from prohibited transactions (which are, in general, certain sales or other dispositions of property other than foreclosure property held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax. Fifth, if the Company should fail to satisfy either the 75% or 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the net income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test. Sixth, if the Company fails to distribute during each year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from preceding periods, then the Company will be subject to a four percent excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, to the extent that the Company recognizes gain from the disposition of an asset with respect to which there existed "built-in gain" upon its acquisition by the Company from a C corporation in a carry-over basis transaction and such disposition occurs within a ten-year recognition period beginning on the date on which it was acquired by the Company, the Company will be subject to federal income tax at the highest regular corporate rate on the amount of its "net recognized built-in gain."

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

Organizational Requirements and Share Ownership Tests

     Section 856(a) of the Code defines a REIT as a corporation, trust or association: (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (3) which would be taxable, but for Sections 856 through 860 of the Code, as a domestic corporation; (4) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (5) the beneficial ownership of which is held by 100 or more persons, determined without reference to any rules of attribution (the "share ownership test"); (6) that during the last half of each taxable year not more than 50% in value of the

                                      (16)
outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) (the "five or fewer test"); and (7) which meets certain other tests, described below, regarding the nature of its income and assets.

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

     For purposes of determining whether the "five or fewer test" (but not the "share ownership test") is met, any stock held by a qualified trust (generally, pension plans, profit-sharing plans and other employee retirement trusts) is, generally, treated as held directly by the trust's beneficiaries in proportion to their actuarial interests in the trust, and not as held by the trust.

Income Tests

     In order to maintain qualification as a REIT, three gross income requirements must be satisfied annually. First, at least 75% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived directly or indirectly from investments relating to real property (including "rents from real property") or mortgages on real property. When the Company receives new capital in exchange for its shares (other than dividend reinvestment amounts) or in a public offering of debt instruments with maturities

                                      (17)
of five years or longer, income attributable to the temporary investment of such new capital, if received or accrued within one year of the Company's receipt of the new capital, is qualifying income under the 75% test. Second, at least 95% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived from such real property investments, dividends, interest, certain payments under interest rate swap or cap agreements, and gain from the sale or other disposition of stock, securities not held for sale in the ordinary course of business or from any combination of the foregoing. Third, for taxable years prior to 1998, short-term gain from the sale or other disposition of stock or securities, including, without limitation, dispositions of interest rate swap or cap agreements, and gain from certain prohibited transactions or from other dispositions of real property and mortgages on real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income. For purposes of these rules, income derived from a "shared appreciation provision" in a real estate backed mortgage is treated as gain recognized on the sale of the property to which it relates.

     The Company may temporarily invest its working capital in short-term investments. Although the Company will use its best efforts to ensure that its income generated by these investments will be of a type which satisfies the 75% and 95% gross income tests, there can be no assurance in this regard (see the discussion above of the "new capital" rule under the 75% gross income test). Moreover, the Company may realize short-term capital gain upon sale or exchange of such investments, and such short-term capital gain would have been subject to the limitations imposed by the 30% gross income test for taxable years prior to 1998. The Company has analyzed its gross income through December 31, 1997, and has determined that it has met and expects to meet in the future the 75% and 95% gross income tests through the rental of the property it has and acquires, and by monitoring the sale of assets has not violated the 30% gross income test.

     In order to qualify as "rents from real property," the amount of rent received must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales. The Code also provides that the rents will not qualify as "rents from real property," in satisfying the gross income tests, if the REIT owns ten percent or more of the tenant, whether directly or under certain attribution rules. The Company leases and intends to lease property only under circumstances such that substantially all, if not all, rents from such property qualify as "rents from real property." Although it is possible that a tenant could sublease space to a sublessee in which the Company is deemed to own directly or indirectly ten percent or more of the tenant, the Company believes that as a result of the provisions of the Company's Articles of Incorporation which limit ownership to 9.9%, such occurrence would be unlikely. Application of the ten percent ownership rule is, however, dependent upon complex attribution rules provided in the Code and circumstances beyond the control of the Company. Ownership,

                                      (18)
directly or by attribution, by an unaffiliated third party of more than ten percent of the Company's stock and more than ten percent of the stock of any tenant or subtenant would result in a violation of the rule.

     In order to qualify as "interest on obligations secured by mortgages on real property," the amount of interest received must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

     In addition, the Company must not manage its properties or furnish or render services to the tenants of its properties, except through an independent contractor from whom the Company derives no income unless (i) the Company is performing services which are usually or customarily furnished or rendered in connection with the rental of space for occupancy only and the services are of the sort which a tax-exempt organization could perform without being considered in receipt of unrelated business taxable income or (ii) for taxable years beginning after 1997, the income earned by the Company for other services furnished or rendered by the Company to tenants of a property or for the management or operation of the property does not exceed a de minimis threshold generally equal to 1% of the income from such property. The Company self-manages some of its properties, but does not believe it provides services to tenants which are outside the exception.

     If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Generally, this 15% test is applied separately to each lease. The portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the property which is rented. The determination of what fixtures and other property constitute personal property for federal tax purposes is difficult and imprecise. Based upon allocations of value as found in the purchase agreements and/or upon review by employees of the Company, the Company currently does not have and does not believe that it is likely in the future to have 15% by value of any of its properties classified as personal property. If, however, rent payments do not qualify, for reasons discussed above, as rents from real property for purposes of Section 856 of the Code, it will be more difficult for the Company to meet the 95% and 75% gross income tests and continue to qualify as a REIT.

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

                                      (19)

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

Asset Tests

     At the close of each quarter of the Company's taxable year, it must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those includable in the 75% asset class. Finally, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed five percent of the value of the Company's total assets, and the Company may not own more than ten percent of any one issuer's outstanding voting securities. The Company, however, may own 100% of the stock of a corporation if such stock is held by the Company at all times during such subsidiary's existence. Such a subsidiary is called a "qualified REIT subsidiary". Under that circumstance, the qualified REIT subsidiary is ignored and its assets, income, gain, loss and other attributes are treated as being owned or generated by the Company for federal income tax purposes. The Company currently has nine qualified REIT subsidiaries which it employs in the conduct of its business

     If the Company meets the 25% requirement at the close of any quarter, it will not lose its status as a REIT because of the change in value of its assets unless the discrepancy exists immediately after the acquisition of any security or other property which is wholly or partly the result of an acquisition during such quarter. Where a failure to satisfy the 25% asset test results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of such quarter. The Company maintains and intends to continue to maintain adequate records of the value of its assets to maintain compliance with the 25% asset test and to take such

                                      (20)
action as may be required to cure any failure to satisfy the test within 30 days after the close of any quarter.

     In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income, if any, (after tax) from foreclosure property, over (B) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the four percent excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its "real estate investment trust taxable income," it will be subject to tax thereon. In addition, the Company will be subject to a four percent excise tax to the extent it fails within a calendar year to make "required distributions" to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31. The Company's distributions for 1997 were adequate to satisfy its distribution requirement.

     It is possible that the Company, from time to time, may have insufficient cash or other liquid assets to meet the 95% distribution requirement due to timing differences between the actual receipt of income and the actual payment of deductible expenses or dividends on the one hand and the inclusion of such income and deduction of such expenses or dividends in arriving at "real estate investment trust taxable income" on the other hand. The problem of not having adequate cash to make required distributions could also occur as a result of the repayment in cash of principal amounts due on the Company's outstanding debt, particularly in the case of "balloon" repayments or as a result of capital losses on short-term investments of working capital. Therefore, the Company might find it necessary to arrange for short-term, or possibly long-term, borrowing or new equity financing. If the Company were unable to arrange such borrowing or financing as might be necessary to provide funds for required distributions, its REIT status could be jeopardized.

                                      (21)

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

Federal Income Tax Treatment of Leases

     The availability to the Company of, among other things, depreciation deductions with respect to the facilities owned and leased by the Company depends upon the treatment of the Company as the owner of the facilities and the classification of the leases of the facilities as true leases, rather than as sales or financing arrangements, for federal income tax purposes. The Company has not

                                      (22)
requested nor has it received an opinion that it will be treated as the owner of the portion of the facilities constituting real property and that the leases will be treated as true leases of such real property for federal income tax purposes. Based on the conclusions of the Company and its senior management as to the values of its personalty, the Company has met and plans to meet in the future its compliance with the 95% distribution requirement (and the required distribution requirement) by making distributions on the assumption that it is not entitled to depreciation deductions for that portion of the leased facilities which it believes constitutes personal property, but to report the amount of income taxable to its shareholders by taking into account such depreciation. The value of real and personal property and whether certain fixtures are real or personal property are factual evaluations that cannot be determined with absolute certainty under current IRS regulations.

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

     Additionally, it should be noted that Section 467 of the Code (concerning leases with increasing rents) may apply to those leases of the Company which provide for rents that increase from one period to the next. Section 467 provides that in the case of a so-called "disqualified leaseback agreement," rental income must be accrued at a constant rate. If such constant rent accrual is required, the Company would recognize rental income in excess of cash rents and as a result, may fail to have adequate funds available to meet the 95% dividend distribution requirement. "Disqualified leaseback agreements" include leaseback transactions where a principal purpose of providing increasing rent under the agreement is the avoidance of federal income tax. Because Section 467 directs the Treasury to issue regulations providing that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts, additional rent provisions of leases containing such clauses should not result in these leases being disqualified leaseback agreements. In addition, the legislative history of Section 467 indicates that the Treasury should issue regulations under which leases providing for fluctuations in rents by no more than a

                                      (23)
reasonable percentage from the average rent payable over the term of the lease will be deemed to not be motivated by tax avoidance. This legislative history indicates that a standard allowing a ten percent fluctuation in rents may be too restrictive for real estate leases. It should be noted, however, that leases involved in sale-leaseback transactions are subject to special scrutiny under this Section. The Company, based on its evaluation of the value of the property and the terms of the leases, does not believe it has or will have in the future rent subject to the provisions of Section 467.

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

Depreciation of Properties

     For tax purposes, the Company's real property is being and will continue to be depreciated over 31.5 or 39 years using the straight-line method of depreciation and its personal property over various periods utilizing accelerated and straight--line methods of depreciation.

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

                                      (24)

Taxation of Tax-Exempt Shareholders

     The IRS has issued a revenue ruling in which it held that amounts distributed by a REIT to a tax-exempt employees' pension trust do not constitute "unrelated business taxable income," even though the REIT may have financed certain of its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and are subject to revocation or modification by the IRS, based upon the revenue ruling and the analysis therein, distributions made by the Company to a U.S. Shareholder that is a tax-exempt entity (such as an individual retirement account ("IRA") or a 401(k) plan) should not constitute unrelated business taxable income unless such tax-exempt U.S. Shareholder has financed the acquisition of its shares with "acquisition indebtedness" within the meaning of the Code, or the shares are otherwise used in an unrelated trade or business conducted by such U.S. Shareholder.

     Special rules apply to certain tax-exempt pension funds (including 401(k) plans but excluding IRAs or government pension plans) that own more than 10% (measured by value) of a "pension-held REIT" at any time during a taxable year beginning after December 31, 1993. Such a pension fund may be required to treat a certain percentage of all dividends received from the REIT during the year as unrelated business taxable income. The percentage is equal to the ratio of the REIT's gross income (less direct expenses related thereto) derived from the conduct of unrelated trades or businesses determined as if the REIT were a tax-exempt pension fund, to the REIT's gross income (less direct expenses related thereto) from all sources. The special rules will not apply to require a pension fund to recharacterize a portion of its dividends as unrelated business taxable income unless the percentage computed is at least 5%.

     A REIT will be treated as a "pension-held REIT" if the REIT is predominantly held by tax-exempt pension funds and if the REIT would otherwise fail to satisfy the "five or fewer test" discussed above, if the stock or beneficial interests of the REIT held by such tax-exempt pension funds were not treated as held directly by their respective beneficiaries. A REIT is predominantly held by tax-exempt pension funds if at least one tax-exempt pension fund holds more than 25% (measured by value) of the REIT's stock or beneficial interests, or if one or more tax-exempt pension funds (each of which owns more than 10% (measured by value) of the REIT's stock or beneficial interests) own in the aggregate more than 50% (measured by value) of the REIT's stock or beneficial interests. The Company believes that it will not be treated as a pension-held REIT. However, because the shares of the Company will be publicly traded, no assurance can be given that the Company is not or will not become a pension-held REIT.

                                      (25)

Taxation of Non-U.S. Shareholders

     The rules governing United States federal income taxation of any person other than (i) a citizen or resident of the United States, (ii) a corporation or partnership created in the United States or under the laws of the United States or of any state thereof, (iii) an estate whose income is includable in income for U.S. federal income tax purposes regardless of its source or (iv) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States fiduciaries have the authority to control all substantial decisions of the trust ("Non-U.S. Shareholders") are highly complex, and the following discussion is intended only as a summary of such rules. Prospective Non-U.S. Shareholders should consult with their own tax advisors to determine the impact of United States federal, state, and local income tax laws on investment in stock of the Company, including any reporting requirements.

     In general, Non-U.S. Shareholders are subject to regular United States income tax with respect to their investment in stock of the Company in the same manner as a U.S. Shareholder if such investment is "effectively connected" with the Non-U.S. Shareholder's conduct of a trade or business in the United States. A corporate Non-U.S. Shareholder that receives income with respect to its investment in stock of the Company that is (or is treated as) effectively connected with the conduct of a trade or business in the United States also may be subject to the 30% branch profits tax imposed by the Code, which is payable in addition to regular United States corporate income tax. The following discussion addresses only the United States taxation of Non-U.S. Shareholders whose investment in stock of the Company is not effectively connected with the conduct of a trade or business in the United States.

Ordinary Dividends

     Distributions made by the Company that are not attributable to gain from the sale or exchange by the Company of United States real property interests and that are not designated by the Company as capital gain dividends will be treated as ordinary income dividends to the extent made out of current or accumulated earnings and profits of the Company. Generally, such ordinary income dividends will be subject to United States withholding tax at the rate of 30% on the gross amount of the dividend paid unless reduced or eliminated by an applicable United States income tax treaty. The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such dividends paid to a Non-U.S. Shareholder unless a lower treaty rate applies and the Non-U.S. Shareholder has filed an IRS Form 1001 with the Company, certifying the Non-U.S. Shareholder's entitlement to treaty benefits.

                                      (26)

Non-Dividend Distributions

     Distributions made by the Company in excess of its current and accumulated earnings and profits to a Non-U.S. Shareholder who holds 5% or less of the stock of the Company (after application of certain ownership rules) will not be subject to U.S. income or withholding tax. If it cannot be determined at the time a distribution is made whether or not such distribution will be in excess of the Company's current and accumulated earnings and profits, the distribution will be subject to withholding at the rate applicable to a dividend distribution. However, the Non-U.S. Shareholder may seek a refund from the IRS of any amount withheld if it is subsequently determined that such distribution was, in fact, in excess of the Company's then current and accumulated earnings and profits.

Capital Gain Dividends

     As long as the Company continues to qualify as a REIT, distributions made by the Company that are attributable to gain from the sale or exchange by the Company of any United States real property interests ("USRPI") will be taxed to a Non-U.S. Shareholder under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Under FIRPTA, such distributions are taxed to a Non-U.S. Shareholder as if such distributions were gains "effectively connected" with the conduct of a trade or business in the United States. Accordingly, a Non-U.S. Shareholder will be taxed on such distributions at the same capital gain rates applicable to U.S. Shareholders (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of non-resident alien individuals). Distributions subject to FIRPTA also may be subject to the 30% branch profits tax in the case of a corporate Non-U.S. Shareholder that is not entitled to treaty relief or exemption. The Company will be required to withhold tax from any distribution to a Non-U.S. Shareholder that could be designated by the Company as a USRPI capital gain dividend in an amount equal to 35% of the gross distribution. The amount of tax withheld is fully creditable against the Non-U.S. Shareholder's FIRPTA tax liability, and if such amount exceeds the
Non-U.S. Shareholder's federal income tax liability for the applicable taxable year, the Non-U.S. Shareholder may seek a refund of the excess from the IRS. In addition, if the Company designates prior distributions as capital gain dividends, subsequent distributions, up to the amount of such prior distributions, will be treated as capital gain dividends for purposes of withholding.

Disposition of Stock of the Company

     Gain recognized by a Non-U.S. Shareholder upon the sale or exchange of stock of the Company generally will not be subject to United States taxation unless such stock constitutes a USRPI within the meaning of FIRPTA. The stock of the Company will not constitute a USRPI so long as the Company is a "domestically controlled REIT." A "domestically controlled REIT" is a REIT in which at all times

                                      (27)
during a specified testing period less than 50% in value of its stock or beneficial interests are held directly or indirectly by Non-U.S. Shareholders. The Company believes that it will be a "domestically controlled REIT," and therefore that the sale of stock of the Company will not be subject to taxation under FIRPTA. However, because the stock of the Company is publicly traded, no assurance can be given that the Company is or will continue to be a "domestically controlled REIT." Notwithstanding the foregoing, gain from the sale or exchange of stock of the Company that is not otherwise subject to FIRPTA will be taxable to a Non-U.S. Shareholder if the Non-U.S. Shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States. In such case, the nonresident alien individual will be subject to a 30% United States withholding tax on the amount of such individual's gain.

     If the Company did not constitute a "domestically controlled REIT," gain arising from the sale or exchange by a Non-U.S. Shareholder of stock of the Company would be subject to United States taxation under FIRPTA as a sale of a USRPI unless (i) the stock of the Company is "regularly traded" (as defined in the applicable Treasury regulations) and (ii) the selling Non-U.S. Shareholder's interest (after application of certain constructive ownership rules) in the Company is 5% or less at all times during the five years preceding the sale or exchange. If gain on the sale or exchange of the stock of the Company were subject to taxation under FIRPTA, the Non-U.S. Shareholder would be subject to regular United States income tax with respect to such gain in the same manner as a U.S. Shareholder (subject to any applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals and the possible application of the 30% branch profits tax in the case of foreign corporations), and the purchaser of the stock of the Company (including the Company) would be required to withhold and remit to the IRS 10% of the purchase price. Additionally, in such case, distributions on the stock of the Company to the extent they represent a return of capital or capital gain from the sale of the stock of the Company, rather than dividends, would be subject to a 10% withholding tax.

     Capital gains not subject to FIRPTA will nonetheless be taxable in the United States to a Non-U.S. Shareholder in two cases: (i) if the Non-U.S. Shareholder's investment in the stock of the Company is effectively connected with a U.S. trade or business conducted by such Non-U.S. Shareholder, the Non-U.S. Shareholder will be subject to the same treatment as a U.S. shareholder with respect to such gain, or (ii) if the Non-U.S. Shareholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, the nonresident alien individual will be subject to a 30% tax on the individual's capital gain.

                                      (28)

Information Reporting Requirements and Backup Withholding Tax

     The Company will report to its U.S. Shareholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any, with respect thereto. Under the backup withholding rules, a U.S. Shareholder may be subject to backup withholding, at the rate of 31% on dividends paid unless such U.S. Shareholder (i) is a corporation or falls within certain other exempt categories and, when required, can demonstrate this fact, or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A U.S. shareholder who does not provide the Company with his correct taxpayer identification number also may be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the U.S. Shareholder's federal income tax liability. In addition, the Company may be required to withhold a portion of any capital gain distributions made to U.S. Shareholders who fail to certify their non-foreign status to the Company.

     Additional issues may arise pertaining to information reporting and backup withholding with respect to Non-U.S. Shareholders, and Non-U.S. Shareholders should consult their tax advisors with respect to any such information reporting and backup withholding requirements.

State and Local Taxes

     The Company and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its shareholders may not conform to the federal income tax consequences discussed above. Consequently, prospective holders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the stock of the Company.

Taxpayer Relief Act of 1997-Significant REIT Provisions

     The Taxpayer Relief Act of 1997 (the "1997 Tax Act") included various changes to the tax treatment of REITs effective for taxable years beginning after August 5, 1997. In the case of the Company, these provisions will be effective beginning January 1, 1998. Set forth below is a summary of these changes.

     Alternative Penalties for Failure to Ascertain Ownership. Under the 1997 Tax Act, the rule that disqualifies a REIT for any year in which the REIT failed to comply with regulations to ascertain its ownership has been replaced with an intermediate penalty of $25,000 ($50,000 for intentional violations) for any year in which the REIT did not comply with the ownership regulations. In addition, a REIT that complied with the regulations for ascertaining its ownership, and which

                                      (29)
did not know, or have reason to know, that it was so closely held as to be classified as a personal holding company would not be treated as a personal holding company.

     De Minimis Rule for Tenant Service Income. Under the 1997 Tax Act, a REIT is allowed to render a de minimis amount of impermissible services to tenants, including managing or operating the property, and still treat amounts received with respect to that property as rent, as long as the amount received with respect to the impermissible services or management does not exceed 1% of the REIT's gross income from the property. These services must not be valued at less than 150% of the REIT's direct cost of the services.

     Attribution Rules. Under the 1997 Tax Act, for purposes of determining (i) whether a tenant is a "Related Party Tenant" and (ii) whether a party is an independent contractor, a partner's ownership only is attributed to a partnership if the partner owns a 25% or greater interest in the capital or profits of that partnership.

     Election to Retain and Pay Tax on Retained Capital Gains. The 1997 Tax Act permits a REIT to elect to retain and pay income tax on net long-term capital gains it received during the tax year. If a REIT makes this election, the REIT shareholders include in their income as long-term capital gains their proportionate share of the long-term capital gains as designated by the REIT. Also, the shareholder will be deemed to have paid a proportionate share of the tax, which could be credited or refunded to the shareholder. The shareholder's basis in its shares is increased by the amount of the undistributed long-term capital gains (less the proportionate amount of capital gains tax paid by the REIT) included in the shareholder's long-term capital gains.

     Repeal of 30-Percent Gross Income Requirement. The 1997 Tax Act repeals the 30% gross income test for tax years beginning after 1997.

     Treatment of Foreclosure Property. The 1997 Tax Act lengthens the grace period for foreclosure property to three taxable years following the election and allows for the possibility of an additional three years extension by filing a request with the IRS. Additionally, a REIT may revoke an election to treat property as foreclosure property for any taxable year.

     Payments Received under Hedging Instruments. The 1997 Tax Act treats income and gain from all hedges that reduce the interest rate associated with REIT liabilities as qualifying income under the 95% gross income test.

     Excess Non-Cash Income. The 1997 Tax Act (i) expands the class of excess noncash items that are not subject to the 95% distribution requirement to include income from the cancellation of indebtedness, and (ii) extends the treatment of original issue discount and coupon interest as excess noncash items to REITs using the accrual method.

                                      (30)

     Prohibited Transaction Safe Harbor. The 1997 Tax Act excludes from the prohibited sales rules any property that was involuntarily converted.

     Shared Appreciation Mortgages. The 1997 Tax Act provides that interest received on a shared appreciation mortgage is not subject to the tax on prohibited transactions where the property subject to the mortgage is sold within four years of the REIT's acquisition of the mortgage pursuant to a bankruptcy plan of the mortgagor unless the REIT, when it acquired the mortgage, knew or had reason to know that the property subject to the mortgage would be sold in a bankruptcy proceeding.

     Qualified REIT Subsidiaries. The 1997 Tax Act permits any corporation wholly owned by a REIT to be treated as a qualified REIT subsidiary, regardless of whether the corporation has always been owned by the REIT. However, if the REIT acquires an existing corporation, such corporation is treated as if it had been liquidated at the time of acquisition by the REIT and then reincorporated, so that any pre-REIT built-in gains will be taxed. In addition, any pre-REIT earnings and profits of the subsidiary must be distributed before the end of the REIT's taxable year.

Proposed Tax Law Changes

     Real estate investment trusts are affected by changes in the federal income tax law. On February 2, 1998, the Clinton Administration released proposals for changes in tax rules governing the operations of real estate investment trusts. If enacted, the proposals would, among other items, limit the ability of the Company to engage indirectly in certain business activities that cannot be conducted directly by the Company. Further, the proposals would tax the built-in gains of C corporations electing tax-free reorganizations, thus affecting an acquisition transaction format employed by the Company in the past. There is no way to predict the outcome of these proposals or the eventual economic effect of these proposals on the Company if these proposals are enacted. It should be recognized that the present federal income tax treatment of the Company may be modified by future legislative, judicial or administrative actions or decisions at any time, which may be retroactive in effect, and, as a result, any such action or decision may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS in the Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts. No prediction can be made as to the likelihood as to passage of any new tax legislation or other provisions either directly or indirectly affecting the Company or its shareholders.

                                      (31)

ERISA Considerations
--------------------

     The following is a summary of material considerations arising under ERISA and the prohibited transaction provisions of Section 4975 of the Code that may be relevant to a holder of stock of the Company. This discussion does not propose to deal with all aspects of ERISA or Section 4975 of the Code or, to the extent not preempted, state law that may be relevant to particular employee benefit plan shareholders (including plans subject to Title I of ERISA, other employee benefit plans and IRAs subject to the prohibited transaction provisions of Section 4975 of the Code, and governmental plans and church plans that are exempt from ERISA and Section 4975 of the Code but that may be subject to state law requirements) in light of their particular circumstances.

     A fiduciary making the decision to invest in stock of the Company on behalf of a prospective purchaser which is an ERISA plan, a tax-qualified retirement plan, an IRA or other employee benefit plan is advised to consult its own legal advisor regarding the specific considerations arising under ERISA, Section 4975 of the Code, and (to the extent not preempted) state law with respect to the purchase, ownership or sale of stock by such plan or IRA.

Employee Benefit Plans, Tax-qualified Retirement Plans and IRAs

     Each fiduciary of an employee benefit plan subject to Title I of ERISA (an "ERISA Plan") should carefully consider whether an investment in stock of the Company is consistent with its fiduciary responsibilities under ERISA. In particular, the fiduciary requirements of Part 4 of Title I of ERISA require (i) an ERISA Plan's investments to be prudent and in the best interests of the ERISA Plan, its participants and beneficiaries, (ii) an ERISA Plan's investments to be diversified in order to reduce the risk of large losses, unless it is clearly prudent not to do so, (iii) an ERISA Plan's investments to be authorized under ERISA and the terms of the governing documents of the ERISA Plan and (iv) that the fiduciary not cause the ERISA Plan to enter into transactions prohibited under Section 406 of ERISA. In determining whether an investment in stock of the Company is prudent for purposes of ERISA, the appropriate fiduciary of an ERISA Plan should consider all of the facts and circumstances, including whether the investment is reasonably designed, as a part of the ERISA Plan's portfolio for which the fiduciary has investment responsibility, to meet the objectives of the ERISA Plan, taking into consideration the risk of loss and opportunity for gain (or other return) from the investment, the diversification, cash flow and funding requirements of the ERISA Plan and the liquidity and current return of the ERISA Plan's portfolio. A fiduciary should also take into account the nature of the Company's business, the length of the Company's operating history and other matters described under "Cautionary Statements".

                                      (32)

     The fiduciary of an IRA or of an employee benefit plan not subject to Title I of ERISA because it is a governmental or church plan or because it does not cover common law employees (a "Non-ERISA Plan") should consider that such an IRA or Non-ERISA Plan may only make investments that are authorized by the appropriate governing documents, not prohibited under Section 4975 of the Code and permitted under applicable state law.

Status of the Company under ERISA

     A prohibited transaction may occur if the assets of the Company are deemed to be assets of the investing Plans and "parties in interest" or "disqualified persons" as defined in ERISA and Section 4975 of the Code, respectively deal with such assets. In certain circumstances where a Plan holds an interest in an entity, the assets of the entity are deemed to be Plan assets (the "look-through rule"). Under such circumstances, any person that exercises authority or control with respect to the management or disposition of such assets is a Plan fiduciary. Plan assets are not defined in ERISA or the Code, but the United States Department of Labor has issued regulations, effective March 13, 1987 (the "Regulations"), that outline the circumstances under which a Plan's interest in an entity will be subject to the look-through rule.

     The Regulations apply only to the purchase by a Plan of an "equity interest" in an entity, such as common stock or common shares of beneficial interest of a REIT. However, the Regulations provide an exception to the look-through rule for equity interests that are "publicly-offered securities."

     Under the Regulations, a "publicly-offered  security" is a security that is
(i) freely transferable, (ii) part of a class of securities that is widely-held and (iii) either (a) part of a class of securities that is registered under section 12(b) or 12(g) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), or (b) sold to a Plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act and the class of securities of which such security is a part is registered under the Exchange Act within 120 days (or such longer period allowed by the Securities and Exchange Commission) after the end of the fiscal year of the issuer during which the offering of such securities to the public occurred. Whether a security is considered "freely transferable" depends on the facts and circumstances of each case. Generally, if the security is part of an offering in which the minimum investment is $10,000 or less, any restriction on or prohibition against any transfer or assignment of such security for the purposes of preventing a termination or reclassification of the entity for federal or state tax purposes will not of itself prevent the security from being considered freely transferable. A class of securities is considered "widely-held" if it is a class of securities that is owned by 100 or more investors independent of the issuer and of one another.

                                      (33)

     The Company believes that the stock of the Company will meet the criteria of the publicly-offered securities exception to the look-through rule in that the stock of the Company is freely transferable, the minimum investment is less than $10,000 and the only restrictions upon its transfer are those required under federal income tax laws to maintain the Company's status as a REIT. Second, stock of the Company is held by 100 or more investors and at least 100 or more of these investors are independent of the Company and of one another. Third, the stock of the Company has been and will be part of offerings of securities to the public pursuant to an effective registration statement under the Securities Act and will be registered under the Exchange Act within 120 days after the end of the fiscal year of the Company during which an offering of such securities to the public occurs. Accordingly, the Company believes that if a Plan purchases stock of the Company, the Company's assets should not be deemed to be Plan assets and, therefore, that any person who exercises authority or control with respect to the Company's assets should not be treated as a Plan fiduciary for purposes of the prohibited transaction rules of ERISA and Section 4975 of the Code.

Cautionary Statements
---------------------

     From time to time the Company may make forward-looking statements which reflect its current view with respect to future events and financial performance. The Company wishes to caution readers that the following important factors, among others, could affect the Company's actual results, and could cause those results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Many of those factors have been discussed in the Company's prior filings with the Securities and Exchange Commission.

     All references to the Company within these cautionary statements include the Company's affiliates, such as its property management subsidiary, Healthcare Realty Management Incorporated.

General Growth Strategy

     The Company follows a general growth strategy of providing integrated real estate services to the healthcare industry, including asset management and strategic planning for real estate, property administration, management and leasing services, build-to-suit development, the acquisition of existing healthcare properties and equity co-investment in healthcare provider acquisition transactions. By providing these services, the Company believes it can differentiate its market position, acquire needed capital, expand its asset base and increase revenue; however, there are various risks inherent in this growth strategy. The following factors, among others, could affect the Company's ability to experience growth, and investors should consider the following factors.

                                      (34)

Market Competition

     The Company competes for property management, development and acquisitions with, among others, investors, healthcare providers, other healthcare related real estate investment trusts, real estate partnerships and financial institutions. A significant challenge facing the Company is the expansion of the REIT industry. REITs have had increasing access to the capital markets, resulting in an acceleration in growth of the number of REITs and the amount of funds REITs have available for investment. A REIT is required to make dividend distributions and retains little capital for growth; therefore, it is required to grow through the steady investment of new capital in real estate assets. The expansion of available capital to the REIT industry has resulted in significant investment pressure, with the consequence that many transactions undertaken by competitors of the Company do not meet the standards that it requires of its investments, in terms of the present and future internal rate of return, credit and financial support, weighted average cost of capital and real estate investment fundamentals. The Company intends to adhere to its established standards and anticipates that it will be able to maintain steady conservative growth through the acquisition of quality real estate investments; however, the increased competition for such assets from other REITs and traditional and non-traditional equity and debt capital sources may affect the growth of the Company and its financial return.

     The Company's properties will also be subject to competition from the properties of other healthcare providers. Certain of these operators may have greater capital resources than the provider leasing the Company's facilities. All of the properties operating in a competitive environment and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

Asset Growth

     Inability to Complete Acquisitions. The Company's asset growth strategy would be negatively impacted if it were to be unable to find suitable properties and to purchase those properties on terms which meet the Company's investment parameters.

     Provider Development Arrangements. The Company has entered into development funding arrangements with respect to four properties that are currently in progress. The Company believes that development funding is an effective method to acquire new healthcare facilities that providers have determined are strategic to their business. The development funding arrangements require the Company to provide the funding to enable healthcare operators to build facilities on property owned or leased by the Company. Risks of development funding are greater than those risks associated with the purchase and lease-back of operating properties because of the potential for greater Company involvement within the

                                      (35)
development process. There can be no assurance that the current portfolio of development funding will be completed in 1998 in accordance with the terms of the agreements; however, the Company believes that it has the requisite access to capital and development and construction experience to complete a development.

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

     Ability to Invest Proceeds from Offering and Property Dispositions. From time to time, the Company will have cash available (i) from the proceeds of sales of shares of its common stock, and (ii) from the disposition of its properties pursuant to the terms of master leases or similar financial support arrangements, which provide, among other items, a disposition of properties in the event of a default on the part of the healthcare provider and upon the exercise of an option of the healthcare provider to repurchase subject properties at specified times during the term of the arrangement. The Company must invest these proceeds, on a timely basis, in another healthcare investment or in a qualified short-term investment. While the Company has been able to do so in the past, there is no assurance that the Company could invest proceeds on a timely basis or on acceptable terms. A failure of the Company to reinvest the proceeds could have an adverse effect on the Company's future revenues.

     Dependence on Healthcare Providers. The healthcare service industry continues to be a profitable, growing segment of the economy, supported by fundamentals that ensure continued growth. The industry is undergoing substantial changes in the method of delivery of healthcare services, rising competition among healthcare providers for patients, continuing pressure by private and governmental payors and increased scrutiny by federal and state authorities. These changes create uncertainties which can present the Company with the opportunity to assist in providing solutions to the issues created by these changes. The changes can also affect the economic performance of some or all of the providers who provide financial support, as tenants and sponsors, to the Company's investments and, consequently, the lease revenues and the value of the Company's investments in the property.

                                      (36)

     Concentration on Few Healthcare Providers. Currently 23% percent of the Company's portfolio is leased to Columbia/HCA Healthcare Corporation and 21.7% percent is leased to Tenet Healthcare Corporation. Negative performance by either or both of these providers could have an adverse impact to the support arrangements that the Company has with these providers.

     Impact of Reduced Occupancy Rates. Most of the hospitals adjacent to or associated with the Company's properties owned or to be acquired by the Company are substantially less than fully occupied on an inpatient basis. Despite such occupancy rates, however, the operating cash flow produced by such hospitals available for the related payments to the Company adequately covers such payments. If the inpatient occupancy rate at such a hospital were to deteriorate to a level at which operating cash flows would be insufficient to cover the payments to the Company on a particular ancillary hospital facility, the Company would have to rely upon the general credit of the provider or the related guarantor, if any.

     Delays in Acquiring Properties. The purchase of one or more properties may not be consummated or may be delayed for various reasons. Acquisition delays will negatively impact revenues and may have the potential to adversely effect the Company's ability to increase its distributions to shareholders.

     Operating Risks. Real property investments are subject to varying degrees of risk. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. To offset the threat of insufficient revenue to meet operating expenses, debt service, capital expenditures and dividend payments, the Company requires net master leases or similar financial support with primary term periods with respect to most of its investments.

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

     Property Management Services. The Company is engaged on its own behalf, and for the benefit of third-party property owners, in asset and property management, day-to-day property management and leasing of multi-tenanted healthcare properties and supervision of the development of new healthcare properties. The Company has experienced net gains in both the number of, and square footage subject to, its service engagements. The terms of these engagements can vary in duration from 15 years to month-to-month. Additionally, engagements

                                      (37)
are regularly terminated as a result of completion of the engagement assignment or as a result of the sale of managed properties by the Company or third-party owners. Termination of engagements results in lost future income stream; and unamortized capital costs incurred in acquisition of engagements must be charged against current revenues or established reserves. The Company has experienced significant fluctuation in the number of engagements in effect at any given time, thus generating uncertainty as to the predictability of net revenues, although fluctuations experienced by the Company can be mitigated by the Company's ownership of some of its managed properties. The Company is also subject to significant uncertainties because of the dynamic nature of the healthcare service industry, and increased competition from other real estate management companies entering the healthcare services industry. There can be no assurance that the Company will be able to successfully market or cross-sell its property management services. The degree to which these uncertainties may affect the economic performance of the Company cannot be predicted at this time.

     Change in Accounting Treatment for Internal Costs Relating to Acquisitions. The Emerging Issues Task Force (EITF) has been considering the accounting for internal acquisition costs for real estate properties. In the past, the Company has capitalized certain internal costs incurred in identifying, acquiring and developing real estate properties and has depreciated the capitalized costs over the life of the related property. At its March 19, 1998 meeting, the EITF reached a consensus on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisition," that internal preacquisition costs relating to the purchase of an operating property should be expensed as incurred. At a previous meeting, the Task Force concluded that internal preacquisition costs related to the purchase of nonoperating property could be capitalized in specified circumstances. Expensing internal preacquisition costs related to the purchase of operating properties will accelerate the recognition of these costs, negatively impacting reported earnings and funds from operations of the Company.

     REIT Taxes; REIT Tax Proposals. The Company intends at all times to operate so as to qualify as a REIT under the Code. If in any taxable year the Company does not qualify as a REIT, it would be taxed as a corporation and distributions to the shareholders would not be deductible by the Company in computing its taxable income. Depending upon the circumstances, a REIT that loses is qualification in one year may not be eligible to re-qualify during the four succeeding years. Further, certain transactions or other events could lead to the Company being taxed at rates ranging from four to 100 percent on certain income or gains. On February 2, 1998, the Clinton Administration released proposals for changes in tax rules governing the operations of real estate investment trusts. If enacted, the proposals would not materially affect the Company's current day to day operations. However, if enacted, the proposals would among other items, limit the Company's future ability to engage indirectly in certain business activities that

                                      (38)
cannot be conducted directly by the Company and tax the built-in gains of C corporations prospectively electing tax-free reorganizations, thus affecting an acquisition format employed by the Company in the past.

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

     Maintenance of the Company's Dividend Policy. The Company has raised its quarterly dividend each consecutive quarter since the Company's initial public offering. Failure of the Company to maintain or increase its dividend could make it difficult for the Company to raise additional equity capital on favorable terms, if at all. The ability to maintain or raise its dividend is dependent, to a large part, on growth of funds from operations, which in turn depends upon increased revenues from investments in the form of additional investment, rental increases and income from administrative and management services. Also, impacting the Company's ability to continue to increase its dividends are the matters described below.

     Under the terms of its current debt arrangements, the Company is prohibited from declaring or paying dividends at any time that the Company fails to make any payment of principal, interest, fees or other amounts when due, and is further prohibited from declaring or paying dividends (other than as the Company determines necessary to maintain its status as a REIT for federal income tax purposes) if, at the time of such action, any other event of default exists. Failure to maintain its status as a REIT, even in one taxable year, could cause the Company to dramatically reduce its dividends. Repayment of any borrowings, as well as the resulting interest expense and debt amortization, could negatively affect the Company's cash available for distribution. If the Company defaults on any loan secured by mortgages on any of its properties, the lenders may foreclose on such property, and the Company would lose its investment therein.

                                      (39)

Item 2.   Properties

Executive Offices
-----------------

     The Company's headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The lease agreement, covering approximately 20,569 square feet of rented space, expires on October 31, 2003, with two five-year renewal options. Annual rental is approximately $298,000.

Property Operations
-------------------

     The  following  table  sets  forth  information   regarding  the  Company's
properties as of December 31, 1997.

                                      (40)

            SCHEDULE 1 - REAL ESTATE AND ACCUMULATED DEPRECIATION AT DECEMBER 31, 1997

                                                                          LAND
                                                                                     Costs
Facility Type/Name                         Operator   Facility    Initial         Capitalized
                                                      Location    Investment      Subsequent to
                                                                                  Acquisition         Total
Ancillary Hospital Facilities
  1 Orange Grove Medical Clinic             Col/HCA       AZ       $ 308,070         $ -           $   308,070
  2 Eaton Canyon Medical Building           Tenet         CA       1,337,483           0             1,337,483
  3 Fountain Valley - AHF 1                 Tenet         CA       2,218,847           0             2,218,847
  4 Fountain Valley - AHF 2                 Tenet         CA       2,059,953           0             2,059,953
  5 Fountain Valley - AHF 3                 Tenet         CA       3,149,515           0             3,149,515
  6 Fountain Valley - AHF 4                 Tenet         CA       3,160,865           0             3,160,865
  7 Fountain Valley - AHF 5                 Tenet         CA               0           0                     0
  8 Valley Presbyterian (15211)             Valley Pres   CA       1,720,127           0             1,720,127
  9 Valley Presbyterian (6840-50)           Valley Pres   CA       1,522,222           0             1,522,222
 10 Deering Medical Plaza                   Col/HCA       FL               0           0                     0
 11 East Pointe Medical Plaza               Col/HCA       FL          45,216           0                45,216
 12 Gulf Coast Medical Centre               Col/HCA       FL               0           0                     0
 13 Southwest Medical Centre Plaza          Col/HCA       FL               0           0                     0
 14 Southwest Medical Centre Plaza II       Col/HCA       FL               0           0                     0
 15 Coral Gables Medical Plaza              Tenet         FL         532,112           0               532,112
 16 Palm Beach Medical Group Building       First PhysiciaFL               0           0                     0
 17 Palms of Pasadena Medical Plaza         Tenet         FL               0           0                     0
 18 Candler Parking Garage                  Candler       GA               0           0                     0
 19 Candler Professional Office Building    Candler       GA               0           0                     0
 20 Candler Regional Heart Center           Candler       GA               0           0                     0
 21 North Fulton Medical Arts Plaza         Vest Amer     GA         696,248           0               696,248
 22 Northwest Medical Center                Vest Amer     GA       1,268,962           0             1,268,962
 23 Overland Park Regional Medical Center   Col/HCA       KS               0           0                     0
 24 Bradley Medical Building (4)            Bradley       TN       3,186,325           0             3,186,325
 25 Hendersonville Medical Office Building  Col/HCA       TN         395,056           0               395,056
 26 Bayshore Doctors Center                 Col/HCA       TX         125,471           0               125,471
 27 Judson Medical Building                 Methodist     TX         159,384           0               159,384
 28 Oregon Medical Building                 Col/HCA       TX         999,193           0               999,193
 29 Rosewood Professional Building          Col/HCA       TX         682,867           0               682,867
 30 Spring Branch Professional Building     Col/HCA       TX       3,833,076           0             3,833,076
 31 Toepperwein Medical Center              Methodist     TX         497,982           0               497,982
 32 Lake Pointe Medical Plaza               Tenet         TX         217,941           0               217,941
 33 Southwest General Birthing Center       Tenet         TX         124,000           0               124,000
 34 Trinity Valley Birthing Center          Tenet         TX          73,147           0                73,147
 35 Twelve Oaks Medical Plaza               Dr. Kramer    TX         389,107           0               389,107
 36 Chippenham Medical Offices              Col/HCA       VA               0           0                     0
 37 Chippenham Medical Offices              Col/HCA       VA         874,497           0               874,497
 38 Johnston-Willis Medical Offices         Col/HCA       VA       1,912,645           0             1,912,645
 39 Johnston-Willis Medical Offices         Col/HCA       VA               0           0                     0
 40 Lewis Gale-Clinic, Keagy, Braeburn, Fl  Phycor        VA       1,414,245      44,705             1,458,949
 41 Lewis Gale - Medical Foundation         Phycor        VA          38,604           0                38,604
 42 Trinity West Medical Plaza              Tenet         TX               0           0                     0
                                                                           -           -                     -
                                                                  32,943,161      44,705            32,987,866
Ambulatory Surgery Centers
 43 Bakersfield Surgery Center              Nat'l Surg CtrCA         209,246           0               209,246
 44 Valley View Surgery Center              Nat'l Surg CtrNV         940,000           0               940,000
 45 Physicians Daysurgery Center            Col/HCA       TX         509,891           0               509,891
                                                                     -------           -               -------
                                                                   1,659,137           0             1,659,137
Comprehensive Ambulatory Care Centers
 46 St. Andrews                             Col/HCA&St. AnFL       1,032,261           0             1,032,261
 47 Five Points Medical Building            Tenet         FL       3,103,275           0             3,103,275
 48 Huebner Medical Center                  Huebner       TX         601,475           0               601,475
 49 Huebner Medical Center II               Huebner       TX       1,041,298           0             1,041,298
                                                                   ---------           -             ---------
                                                                   5,778,309           0             5,778,309
Clinical Laboratories
 50 Midtown Medical Center                  Midtown       AL         180,633           0               180,633
 51 Puckett Laboratory                      Path Labs     MS         537,660           0               537,660
                                                                     -------           -               -------
                                                                     718,293           0               718,293
Long-Term Care Facilities
 52 Life Care Center of Globe               LCC of Amer.  AZ         266,596           0               266,596
 53 Fountain Valley - Living Care Center    Tenet         CA       1,361,952           0             1,361,952
 54 Life Care Center of Aurora              LCC of Amer.  CO       1,651,477           0             1,651,477
 55 Life Care Center of Greeley (4)         LCC of Amer.  CO               0           0                     0
 56 Life Care Center of Centerville         LCC of Amer.  TN          82,945           0                82,945
 57 Life Care Center of Lynchburg           LCC of Amer.  TN         145,402           0               145,402
 58 Life Care Center of Westminster         LCC of Amer.  CO         332,149           0               332,149
 59 Life Care Center of Orange Park         LCC of Amer.  FL       1,203,720     146,055             1,349,775
 60 New Harmonie Healthcare Center          Centennial    IN          96,059           0                96,059
 61 Life Care Center of Wichita             LCC of Amer.  KS       1,013,423           0             1,013,423
 62 Fenton Extended Care Center             Centennial    MI          40,463           0                40,463
 63 Meadows Nursing Center                  Centennial    MI           6,984           0                 6,984
 64 Ovid Convalescent Manor                 Centennial    MI          62,326           0                62,326
 65 Wayne Convalescent Center               Centennial    MI          52,468           0                52,468
 66 Westgate Manor Nursing Home             Centennial    MI          30,855           0                30,855
 67 Life Care Center of Forth Worth         LCC of Amer.  TX         690,768           0               690,768
 68 Life Care Center of Houston             LCC of Amer.  TX       1,190,364           0             1,190,364
 69 Life Care Center of Columbia (4)        LCC of Amer.  TN               0           0                     0
                                                                           -           -                     -
                                                                   8,227,951     146,055             8,374,006
Medical Office Buildings
 70 Rowlett Medical Plaza                   Tenet         TX         166,123           0               166,123
 71 New River Valley Med. Arts Building     Col/HCA       VA          43,126           0                43,126
 72 Valley Medical Center                   Col/HCA       VA          64,347           0                64,347
 73 Lewis Gale-Business & Child Care Center Phycor        VA       1,066,739           0             1,066,739
 74 Lewis Gale - Valley View                Phycor        VA         752,629           0               752,629
                                                                     -------           -               -------
                                                                   2,092,964           0             2,092,964
Physician Clinics
 75 Clinica Latina                          Tenet         CA         392,785           0               392,785
 76 Southwest Florida Orthopedic Center     Col/HCA       FL         468,544           0               468,544
 77 Medical & Surgical Instof Ft.Lauderdale Tenet         FL         906,829           0               906,829
 78 Doctors' Clinic                         Phycor        FL       2,183,572           0             2,183,572
 79 Woodstock Clinic                        Tenet         GA         586,435           0               586,435
 80 Durham Medical Center                   Durham        TX         992,738           0               992,738
 81 Valley Diagnostic Medical and Surgical  Phycor        TX         502,919     158,368               661,287
 82 Lewis Gale - Bent Mountain Road Clinic  Phycor        VA          92,159           0                92,159
 83 Lewis Gale - Bohnsack Clinic            Phycor        VA         150,526           0               150,526
 84 Lewis Gale - Craig County Clinic        Phycor        VA          33,280           0                33,280
 85 Lewis Gale - Family Practice Center     Phycor        VA         182,522           0               182,522
 86 Lewis Gale - Fincastle Clinic           Phycor        VA          78,437           0                78,437
 87 Lewis Gale - Spartan Drive              Phycor        VA          83,967           0                83,966
                                                                   6,654,712     158,368             6,813,080
                                                                   ---------     -------             ---------
          Total Real Estate                                      $58,074,527    $349,128           $58,423,654
                                                                 ===========    ========           ===========

          Corporate Property                                               0           0                     0

          Third Party Developments                                         0           0                     0

          Total Property                                         $58,074,527    $349,128           $58,423,654
                                                                 ===========    ========           ===========

                                                                            BUILDINGS & IMPROVEMENTS & CIP
                                                                       Costs
                                                                    Capitalized
                                                      Initial        Subsequent
                                                     Investment          to                               Personal        (2)
                                                  (Including CIP)    Acquisition          Total           Property       Total
Ancillary Hospital Facilities
  1 Orange Grove Medical Clinic                     $ 4,965,923     $        -         $ 4,965,923            $ -    $ 5,273,993
  2 Eaton Canyon Medical Building                     3,106,587        211,417           3,318,004              0      4,655,487
  3 Fountain Valley - AHF 1                           3,297,543         26,186           3,323,730              0      5,542,577
  4 Fountain Valley - AHF 2                           3,047,816         21,065           3,068,881              0      5,128,834
  5 Fountain Valley - AHF 3                           5,635,848         30,806           5,666,654              0      8,816,169
  6 Fountain Valley - AHF 4                           5,828,809         31,157           5,859,967              0      9,020,832
  7 Fountain Valley - AHF 5                          15,116,634        177,076          15,293,710              0     15,293,710
  8 Valley Presbyterian (15211)                       5,797,840              0           5,797,840         20,237      7,538,204
  9 Valley Presbyterian (6840-50)                     3,787,288              0           3,787,288         18,267      5,327,777
 10 Deering Medical Plaza                             5,072,041              0           5,072,041              0      5,072,041
 11 East Pointe Medical Plaza                         4,936,632              0           4,936,632              0      4,981,848
 12 Gulf Coast Medical Centre                         4,843,314              0           4,843,314              0      4,843,314
 13 Southwest Medical Centre Plaza                    8,042,864              0           8,042,864              0      8,042,864
 14 Southwest Medical Centre Plaza II                 1,620,558              0           1,620,558              0      1,620,558
 15 Coral Gables Medical Plaza                       10,676,167          6,995          10,683,162              0     11,215,274
 16 Palm Beach Medical Group Building                 3,830,316        185,000           4,015,316              0      4,015,316
 17 Palms of Pasadena Medical Plaza                   4,735,232        808,171           5,543,403              0      5,543,403
 18 Candler Parking Garage                            4,169,090              0           4,169,090              0      4,169,090
 19 Candler Professional Office Building              7,177,853         15,193           7,193,045              0      7,193,045
 20 Candler Regional Heart Center                     9,033,266         79,184           9,112,450              0      9,112,450
 21 North Fulton Medical Arts Plaza                   4,814,870        348,856           5,163,726         38,409      5,898,383
 22 Northwest Medical Center                          8,492,284        475,000           8,967,284              0     10,236,246
 23 Overland Park Regional Medical Center             9,914,956        175,673          10,090,630              0     10,090,630
 24 Bradley Medical Building (4)                      2,838,818              0           2,838,818              0      6,025,143
 25 Hendersonville Medical Office Building            2,643,834        100,000           2,743,834              0      3,138,890
 26 Bayshore Doctors Center                           1,767,800              0           1,767,800         12,547      1,905,818
 27 Judson Medical Building                             576,569         29,207             605,776              0        765,161
 28 Oregon Medical Building                          17,445,918              0          17,445,918         39,968     18,485,078
 29 Rosewood Professional Building                    4,569,953              0           4,569,953              0      5,252,820
 30 Spring Branch Professional Building              10,295,139              0          10,295,139        173,532     14,301,747
 31 Toepperwein Medical Center                        1,983,956        250,229           2,234,184              0      2,732,167
 32 Lake Pointe Medical Plaza                         1,507,164              0           1,507,164         12,023      1,737,128
 33 Southwest General Birthing Center                 3,112,289              0           3,112,289              0      3,236,289
 34 Trinity Valley Birthing Center                    3,598,453              0           3,598,453              0      3,671,600
 35 Twelve Oaks Medical Plaza                         2,390,851        754,616           3,145,467         21,465      3,556,039
 36 Chippenham Medical Offices                        3,771,668              0           3,771,668              0      3,771,668
 37 Chippenham Medical Offices                        3,718,966              0           3,718,966              0      4,593,463
 38 Johnston-Willis Medical Offices                   6,860,932              0           6,860,932              0      8,773,577
 39 Johnston-Willis Medical Offices                   4,729,002      1,126,714           5,855,716              0      5,855,716
 40 Lewis Gale - Clinic, Keagy, Braeburn, Floyd      26,019,699         41,471          26,061,170              0     27,520,119
 41 Lewis Gale - Medical Foundation                   1,394,974              0           1,394,974              0      1,433,579
 42 Trinity West Medical Plaza                        5,135,335        729,997           5,865,332              0      5,865,332
                                                      ---------        -------           ---------              -      ---------
                                                    242,305,050      5,624,013         247,929,063        336,447    281,253,376

Ambulatory Surgery Centers
 43 Bakersfield Surgery Center                          828,613              0             828,613          8,370      1,046,229
 44 Valley View Surgery Center                        2,860,571              0           2,860,571              0      3,800,571
 45 Physicians Daysurgery Center                      1,514,376              0           1,514,376         15,297      2,039,563
                                                      ---------              -           ---------         ------      ---------
                                                      5,203,560              0           5,203,560         23,667      6,886,363

Comprehensive Ambulatory Care Centers
 46 St. Andrews                                       7,362,469              0           7,362,469              0      8,394,730
 47 Five Points Medical Building                      7,652,865        202,833           7,855,699              0     10,958,974
 48 Huebner Medical Center                           11,067,141        200,000          11,267,141         60,148     11,928,764
 49 Huebner Medical Center II                         8,517,692        104,898           8,622,590              0      9,663,888
                                                      ---------        -------           ---------              -      ---------
                                                     34,600,167        507,731          35,107,899         60,148     40,946,355

Clinical Laboratories
 50 Midtown Medical Center                            8,601,151              0           8,601,151          8,028      8,789,812
 51 Puckett Laboratory                                3,718,165              0           3,718,165         29,660      4,285,485
                                                      ---------              -           ---------         ------      ---------
                                                     12,319,316              0          12,319,316         37,688     13,075,297

Long-Term Care Facilities
 52 Life Care Center of Globe                         2,521,319         85,746           2,607,065              0      2,873,661
 53 Fountain Valley - Living Care Center             11,325,746              0          11,325,746              0     12,687,698
 54 Life Care Center of Aurora                        4,579,039              0           4,579,039              0      6,230,516
 55 Life Care Center of Greeley (4)                   8,843,475              0           8,843,475              0      8,843,475
 56 Life Care Center of Centerville                   4,963,209              0           4,963,209              0      5,046,153
 57 Life Care Center of Lynchburg                     3,143,801              0           3,143,801              0      3,289,203
 58 Life Care Center of Westminster                   7,389,813         37,633           7,427,446              0      7,759,595
 59 Life Care Center of Orange Park                   8,855,920              0           8,855,920              0     10,205,696
 60 New Harmonie Healthcare Center                    3,511,749              0           3,511,749         32,332      3,640,140
 61 Life Care Center of Wichita                       6,477,785        101,453           6,579,238              0      7,592,661
 62 Fenton Extended Care Center                       3,467,687              0           3,467,687         32,345      3,540,494
 63 Meadows Nursing Center                            3,241,786              0           3,241,786         35,415      3,284,186
 64 Ovid Convalescent Manor                           1,187,348      1,640,204           2,827,552         48,791      2,938,669
 65 Wayne Convalescent Center                           963,336              0             963,336         33,548      1,049,352
 66 Westgate Manor Nursing Home                       1,633,306              0           1,633,306         32,887      1,697,048
 67 Life Care Center of Forth Worth                   8,772,078         67,901           8,839,979              0      9,530,747
 68 Life Care Center of Houston                       8,738,144         91,995           8,830,139              0     10,020,503
 69 Life Care Center of Columbia (4)                  4,707,648              0           4,707,648              0      4,707,648
                                                      ---------              -           ---------              -      ---------
                                                     94,323,191      2,024,932          96,348,123        215,317    104,937,446
Medical Office Buildings
 70 Rowlett Medical Plaza                             1,810,249              0           1,810,249              0      1,976,372
 71 New River Valley Med. Arts Building                 839,285              0             839,285         43,611        926,022
 72 Valley Medical Center                               867,590              0             867,590         83,179      1,015,117
 73 Lewis Gale - Business & Child Care Centers        5,665,960         31,837           5,697,797              0      6,764,536
 74 Lewis Gale - Valley View                          4,367,295          1,575           4,368,870              0      5,121,498
                                                      ---------          -----           ---------              -      ---------
                                                     13,550,379         33,412          13,583,791        126,791     15,803,546

Physician Clinics
 75 Clinica Latina                                      331,685              0             331,685              0        724,470
 76 Southwest Florida Orthopedic Center               3,135,642              0           3,135,642              0      3,604,186
 77 Medical & Surgical Institute of Ft. Lauderdale    3,589,796        717,332           4,307,127              0      5,213,956
 78 Doctors' Clinic                                   8,070,829              0           8,070,829         50,781     10,305,181
 79 Woodstock Clinic                                  2,087,444              0           2,087,444              0      2,673,879
 80 Durham Medical Center                             6,865,237        288,566           7,153,802        364,987      8,511,528
 81 Valley Diagnostic Medical and Surgical Clinic     3,776,918              0           3,776,918         20,117      4,458,322
 82 Lewis Gale - Bent Mountain Road Clinic              258,044              0             258,044              0        350,203
 83 Lewis Gale - Bohnsack Clinic                        524,280              0             524,280              0        674,806
 84 Lewis Gale - Craig County Clinic                    148,990              0             148,990              0        182,269
 85 Lewis Gale - Family Practice Center                 969,461              0             969,461              0      1,151,983
 86 Lewis Gale - Fincastle Clinic                       259,478              0             259,478              0        337,915
 87 Lewis Gale - Spartan Drive                          817,140              0             817,140              0        901,105
                                                        -------              -             -------              -        -------
                                                     30,834,943      1,005,897          31,840,840        435,885     39,089,803

          Total Real Estate                        $433,136,606     $9,195,986        $442,332,592     $1,235,942   $501,992,187
                                                   ============     ==========        ============     ==========   ============

          Corporate Property                                  0              0                   0      3,255,855      3,255,855

          Third Party Developments                      450,568              0             450,568              0        450,568

          Total Property                           $433,587,174     $9,195,986        $442,783,159     $4,491,797   $505,698,610
                                                   ============     ==========        ============     ==========   ============

                                      (41)

                                                       (1) (2)
                                                     Accumulated                             Date            Date of
                                                    Depreciation        Encumbrances       Acquired       Construction
Ancillary Hospital Facilities
  1 Orange Grove Medical Clinic                      $ 716,047                $ -            1993              1988
  2 Eaton Canyon Medical Building                      226,162                  0            1995              1984
  3 Fountain Valley - AHF 1                            278,719                  0            1994              1973
  4 Fountain Valley - AHF 2                            257,525                  0            1994              1975
  5 Fountain Valley - AHF 3                            476,096                  0            1994              1981
  6 Fountain Valley - AHF 4                            492,388                  0            1994              1984
  7 Fountain Valley - AHF 5                            189,406                  0            1997              1997
  8 Valley Presbyterian (15211)                        849,013                  0            1993              1981
  9 Valley Presbyterian (6840-50)                      557,841                  0            1993        1961, 1968, 1984-85
 10 Deering Medical Plaza                              449,753                  0            1994              1994
 11 East Pointe Medical Plaza                          395,587                  0            1994              1994
 12 Gulf Coast Medical Centre                          376,420                  0            1994              1994
 13 Southwest Medical Centre Plaza                     661,655                  0            1994              1994
 14 Southwest Medical Centre Plaza II                  116,001                  0            1995              1977
 15 Coral Gables Medical Plaza                       1,015,297                  0            1994              1991
 16 Palm Beach Medical Group Building                  121,441                  0            1996              1994
 17 Palms of Pasadena Medical Plaza                    430,429                  0            1994              1994
 18 Candler Parking Garage                             245,200                  0            1994              1995
 19 Candler Professional Office Building               636,962          1,000,000 (3)        1994              1981
 20 Candler Regional Heart Center                      504,345                  0            1995              1995
 21 North Fulton Medical Arts Plaza                    540,974                  0            1993              1983
 22 Northwest Medical Center                           838,997                  0            1994              1975
 23 Overland Park Regional Medical Center              268,478                  0            1995              1996
 24 Bradley Medical Building (4)                             0                  0            1997       Under construction
 25 Hendersonville Medical Office Building             251,831                  0            1994              1991
 26 Bayshore Doctors Center                            262,969                  0            1993              1989
 27 Judson Medical Building                             18,779                  0            1996              1990
 28 Oregon Medical Building                          2,541,259                  0            1993              1992
 29 Rosewood Professional Building                     424,791                  0            1994              1982
 30 Spring Branch Professional Building              1,596,023                  0            1993              1985
 31 Toepperwein Medical Center                          71,207                  0            1996              1990
 32 Lake Pointe Medical Plaza                          163,919                  0            1993              1988
 33 Southwest General Birthing Center                  262,682                  0            1993              1994
 34 Trinity Valley Birthing Center                     217,011                  0            1994              1995
 35 Twelve Oaks Medical Plaza                          345,824                  0            1993           1968, 1994
 36 Chippenham Medical Offices                         332,117                  0            1994             1972-80
 37 Chippenham Medical Offices                         332,117                  0            1994              1994
 38 Johnston-Willis Medical Offices                    550,795                  0            1994         1980, 1987-88
 39 Johnston-Willis Medical Offices                    564,918                  0            1994           1993, 1994
 40 Lewis Gale - Clinic, Keagy, Braeburn, Floyd        777,795                  0            1996              1984
 41 Lewis Gale - Medical Foundation                     41,730                  0            1996              1981
 42 Trinity West Medical Plaza                          70,414                  0            1997       Under construction
                                                        ------                  -
                                                    19,470,917          1,000,000

Ambulatory Surgery Centers
 43 Bakersfield Surgery Center                         124,861                  0            1993              1985
 44 Valley View Surgery Center                         253,656                  0            1994              1994
 45 Physicians Daysurgery Center                       228,196                  0            1993              1985
                                                       -------                  -
                                                       606,712                  0

Comprehensive Ambulatory Care Centers
 46 St. Andrews                                        169,285                  0            1996              1995
 47 Five Points Medical Building                       205,955                  0            1995              1996
 48 Huebner Medical Center                           1,647,498                  0            1993              1991
 49 Huebner Medical Center II                          512,617                  0            1994              1995
                                                       -------                  -
                                                     2,535,355                  0

Clinical Laboratories
 50 Midtown Medical Center                           1,245,379                  0            1993          1906, 1986
 51 Puckett Laboratory                                 419,060                  0            1993          1986, 1991
                                                       -------                  -
                                                     1,664,439                  0

Long-Term Care Facilities
 52 Life Care Center of Globe                           54,974                  0            1997              1972
 53 Fountain Valley - Living Care Center               980,165                  0            1994              1989
 54 Life Care Center of Aurora                         396,284                  0            1994              1994
 55 Life Care Center of Greeley (4)                          0                  0            1997       Under construction
 56 Life Care Center of Centerville                     74,236                  0            1997              1981
 57 Life Care Center of Lynchburg                       47,023                  0            1997              1991
 58 Life Care Center of Westminster                    121,567                  0            1996       Under construction
 59 Life Care Center of Orange Park                    311,339                  0            1995              1996
 60 New Harmonie Healthcare Center                     527,153                  0            1993              1987
 61 Life Care Center of Wichita                        170,639                  0            1996              1997
 62 Fenton Extended Care Center                        520,816                  0            1993              1968
 63 Meadows Nursing Center                             490,209                  0            1993           1971, 1977
 64 Ovid Convalescent Manor                            265,739                  0            1993              1968
 65 Wayne Convalescent Center                          160,474                  0            1993              1967
 66 Westgate Manor Nursing Home                        256,653                  0            1993           1964, 1974
 67 Life Care Center of Forth Worth                    251,799                  0            1995              1996
 68 Life Care Center of Houston                        182,215                  0            1995              1997
 69 Life Care Center of Columbia (4)                         0                  0            1997       Under construction
                                                             -                  -
                                                     4,811,283                  0
Medical Office Buildings
 70 Rowlett Medical Plaza                              155,610                  0            1994              1994
 71 New River Valley Med. Arts Building                149,057                  0            1993              1988
 72 Valley Medical Center                              178,577                  0            1993              1989
 73 Lewis Gale - Business & Child Care Centers         172,424                  0            1996              1995
 74 Lewis Gale - Valley View                           131,236                  0            1996              1990
                                                       -------                  -
                                                       786,904                  0

Physician Clinics
 75 Clinica Latina                                      22,325                  0            1995              1991
 76 Southwest Florida Orthopedic Center                291,467                  0            1994              1984
 77 Medical & Surgical Institute of Ft. Lauderdale     368,653                  0            1994              1991
 78 Doctors' Clinic                                  1,196,397                  0            1993             1969, 1973
 79 Woodstock Clinic                                   202,948                  0            1994              1991
 80 Durham Medical Center                              920,244                  0            1993              1993
 81 Valley Diagnostic Medical and Surgical Clinic      557,535                  0            1993              1982
 82 Lewis Gale - Bent Mountain Road Clinic               7,719                  0            1996              1984
 83 Lewis Gale - Bohnsack Clinic                        15,684                  0            1996              1995
 84 Lewis Gale - Craig County Clinic                     4,457                  0            1996              1973
 85 Lewis Gale - Family Practice Center                 29,001                  0            1996              1905
 86 Lewis Gale - Fincastle Clinic                        7,762                  0            1996              1986
 87 Lewis Gale - Spartan Drive                          24,444                  0            1996              1992
                                                        ------                  -
                                                     3,648,636                  0

          Total Real Estate                        $33,524,247         $1,000,000
                                                   ===========         ==========

          Corporate Property                         1,194,133                  0

          Third Party Developments                           0                  0

          Total Property                           $34,718,380         $1,000,000
                                                   ===========         ==========

(1) Depreciation is provided on buildings and improvements over 31.5 to 39.0 years and personal property over 3.0 to 7.0 years.

(2) Reconciliations of Total Property and Accumulated Depreciation for the three months and twelve months ended December 31, 1997:

                                                  Three Months Ended 12/31/97       Twelve Months Ended 12/31/97
                                                                    Accumulated                      Accumulated
                                                Total Property     Depreciation    Total Property   Depreciation
    Beginning Balance                             $491,099,453      $31,510,728      $439,177,928    $23,143,511
    Retirements/Dispositions:
          Corporate Property                                 0                0           (71,148)       (32,343)
    Additions during the period:
          Acquisitions/Improvements                  5,896,491        2,921,745        59,822,598     11,035,703
          Corporate Property                           291,581          285,907         1,467,143        571,509
          Construction in Progress                   8,411,085                0         5,302,089              0
                                                     ---------                -         ---------              -
    Balance at December 31, 1997                   505,698,610      $34,718,380       505,698,610    $34,718,380
                                                   ===========      ===========       ===========    ===========

(3) This encumbrance is to protect the lessee's interest in their security deposit.

(4) Lessee development at December 31, 1997.


                                      (42)

Item 3.     Legal Proceedings
------

     The Company is not aware of any material legal action pending or threatened against it.

Item 4.     Submission of Matters to a Vote of Securityholders
------

     No matter was submitted to a vote of shareholders during the fourth quarter of 1997.

                                      (43)

                                     Part II
                                     -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
------

     Information relating to the Company's Common Stock, set forth on page 30 of the Company's 1997 Annual Report to Shareholders under the caption "Common Stock," is incorporated herein by reference.

     On February 4, 1997, a former shareholder of Starr Sanders Johnson, Inc. exercised a warrant to purchase 4,784 shares of the Company's Common Stock at a price of $19.50 per share. The warrant was issued in 1993 in connection with the sale of a property to the Company. The warrant was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 contained in Section 4(2) thereof.

Item 6.    Selected Financial Data
------

     The Company's  selected  financial data, set forth on page nine of its 1997
Annual   Report  to   Shareholders   under  the  caption   "Selected   Financial
Information," is incorporated herein by reference.

Item 7.    Management's  Discussion  and Analysis of Financial  Condition and
------     Results of Operations

     The Company's information relating to management's discussion and analysis of financial condition, set forth on pages ten through 14 of the Company's 1997 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data
------

     The Company's financial statements and the related notes, together with the report of Ernst & Young LLP thereon, set forth at pages 15 through 28 of the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
------     Financial Disclosure

     None.

                                      (44)

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant
-------

Directors

     Information with respect to directors, set forth on pages one through four of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1998 under the caption "Election of Directors," is incorporated herein by reference.

Executive Officers

     The executive officers of the Company are:

Name                         Age       Position
David R. Emery.............. 53       Chairman of the Board, Chief Executive
                                      Officer &  President
Timothy G. Wallace.......... 39       Executive Vice President & Chief
                                      Financial Officer
Roger O. West............... 53       Executive Vice President & General Counsel

     Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for 28 years.

     Mr. Wallace has held executive positions with the Company since January 1993. Prior to joining the Company, he was a Senior Manager with responsibility for healthcare and real estate in the Nashville, Tennessee office of Ernst & Young LLP from June 1989 to January 1993.

     Mr. West has held executive positions with the Company since May 1994. Prior to joining the Company, he was a senior partner in the law firm of Geary, Porter and West, P.C. in Dallas, Texas from July 1992 to May 1994. Mr. West has extensive experience in the areas of corporate, tax and real estate law.


Item 11.   Executive Compensation
-------
     Information relating to executive compensation, set forth on pages six through 12 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1998 under the caption "Executive Compensation," is incorporated herein by reference. The Comparative Performance

                                      (45)

     Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------

     Information relating to the security ownership of management and certain beneficial owners, set forth on pages four through five of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
-------

     Information relating to certain relationships and related transactions, set forth on page 13 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1998 under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

                                      (46)

                                     Part IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------

(a) Index to Pro Forma and Historical Financial Statements, Financial Statement Schedules and Exhibits

           (1)     Financial Statements:
                   --------------------
                   The following financial statements of Healthcare Realty Trust Incorporated are incorporated by reference inItem 8 from the 1997 Annual Report to Shareholders:

Audited Consolidated Financial Statements
-----------------------------------------

         - Independent Auditors' Report.
         - Consolidated Balance Sheets - December 31, 1997 and 1996.
         - Consolidated Statements of Income for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.
         - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.
         - Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, December 31, 1996 and December 31, 1995.
         - Notes to Consolidated Financial Statements.

           (2)     Financial Statement Schedules:
                   -----------------------------
           Schedule III -- Real Estate and Accumulated Depreciation
           at December 31, 1997.............................................S-1

           All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

           (3)      Exhibits:

Exhibit
Number        Description of Exhibits
              -----------------------
3.1    --     Second Articles of Amendment and Restatement of the Registrant.(1)
3.2    --     Second Amended and Restated Bylaws of the Registrant.(2)
4      --     Specimen stock certificate.(1)
10.1   --     1993 Employees Stock Incentive Plan of Healthcare Realty Trust Incorporated.(1)
10.2   --     1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated.(6)
10.3   --     Executive Retirement Plan, as amended. (8)


                                      (47)

10.4   --     Retirement Plan for Outside Directors.(1)
10.5   --     Deferred Compensation Plan.(1)
10.6   --     Dividend Reinvestment Plan.(2)
10.7   --     Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated. (8)
10.8   --     Amended and Restated Employment Agreement by and between Roger O. West and Healthcare Realty Trust Incorporated. (8)
10.9   --     Amended and Restated Employment Agreement by and between Timothy G. Wallace and Healthcare Realty Trust
              Incorporated. (8)
10.10  --     Modified and Restated Credit Agreement, dated as of December 26, 1996, by and among Healthcare Realty Trust
              Incorporated; NationsBank, N.A.; The Sumitomo Bank, Limited; First Tennessee Bank National Association; and AmSouth
              Bank of Alabama.(7)
10.11  --     Form of Note Purchase Agreement, dated as of September 1, 1995, pertaining to $90,000,000 aggregate principal amount of 7.41% Senior Notes due September 1, 2002.(5)
11     --     Statement re computation of per share earnings .(9)
13     --     Annual Report to Shareholders for the year ended December 31, 1997 (filed herewith).
21     --     Subsidiaries of the Registrant (filed herewith).
23     --     Consent of Ernst & Young LLP, independent auditors (filed herewith).

---------------

(1)      Filed as an exhibit to the  Company's  Registration  Statement  on Form S-11  (Registration  No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)      Filed as an exhibit to the  Company's  Registration  Statement  on Form S-11  (Registration  No. 33-72860) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)      Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1994 and hereby incorporated by reference.

(4)      Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 and hereby incorporated by reference.

(5)      Filed as an exhibit to the Company's 10-Q for the quarter ended September 30, 1995 and hereby incorporated by reference.

(6)      Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(7)      Filed as an exhibit to the Company's Form 8-K for December 26, 1996 and hereby incorporated by reference.

(8)      Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1996 and hereby incorporated by reference.

(9)      Filed as an exhibit to the Company's Form 8-K for February 17, 1997 and hereby incorporated by reference.

                                      (48)

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1997.

(c)  Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3).

(d)  Financial Statement Schedules

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

                                      (49)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 27, 1998.

                                            HEALTHCARE REALTY TRUST INCORPORATED


                                            By:   /s/ David R. Emery
                                                  ------------------
                                                         David R. Emery
                                                   Chairman, President and Chief
                                                       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                                              Title                           Date
---------                                              -----                           ----
/s/ David R. Emery                            Chairman, President and              March 27, 1998
------------------                            Chief Executive Officer
David R. Emery                             (Principal Executive Officer)


/s/ Timothy G. Wallace                        Executive Vice President             March 27, 1998
----------------------                      and Chief Financial Officer
Timothy G. Wallace                         (Principal Financial Officer)


/s/ Fredrick M. Langreck                             Treasurer
                                           (Principal Accounting Officer)          March 27, 1998
------------------------
Fredrick M. Langreck

/s/ Errol L. Biggs, Ph.D.                             Director                     March 27, 1998
-------------------------
Errol L. Biggs, Ph.D.

/s/ Thompson S. Dent                                  Director                     March 27, 1998
--------------------
Thompson S. Dent

                                      (50)

/s/ Charles Raymond Fernandez, M.D.                   Director                     March 27, 1998
-----------------------------------
Charles Raymond Fernandez, M.D.

/s/ Batey B. Gresham, Jr.                             Director                     March 27, 1998
-------------------------
Batey B. Gresham, Jr.

/s/ Marliese E. Mooney                                Director                     March 27, 1998
----------------------
Marliese E. Mooney

/s/ Edwin B. Morris, III                              Director                     March 27, 1998
------------------------
Edwin B. Morris, III

/s/ John Knox Singleton                               Director                     March 27, 1998
-----------------------
John Knox Singleton

                                      (51)