Form 10-Q
period 1998-03-31
HEALTHCARE REALTY TRUST INC
filed 1998-05-12
CIK 899749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-Q

             (Mark One)
              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              --

                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                                       OR

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

     As of May 1, 1998, 20,671,709 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

                                    FORM 10-Q

                                 March 31, 1998

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. Financial Statements                                          Page
            Condensed Consolidated Balance Sheets                            1
            Condensed Consolidated Statements of Income                      2
            Condensed Consolidated Statements of Cash Flows                  3
            Notes to Condensed Consolidated Financial Statements             4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       11

Part II - Other Information

    Item 6. Reports on Form 8-K                                             15

Signature                                                                   16

Item 1.
                                    Healthcare Realty Trust Incorporated
                                   Condensed Consolidated Balance Sheets
                                           (Dollars in thousands)

                                                                              (Unaudited)          (1)
ASSETS                                                                      March 31, 1998     Dec. 31, 1997
                                                                            --------------     -------------

Real estate properties:
      Land                                                                          $62,046          $58,424
      Buildings and improvements                                                    438,347          423,618
      Personal property                                                               4,827            4,492
      Construction in progress                                                        7,278           19,165
                                                                                      -----           ------
                                                                                    512,498          505,699
      Less accumulated depreciation                                                 (38,022)         (34,718)
                                                                                    -------          -------
           Total real estate properties, net                                        474,476          470,981

Cash and cash equivalents                                                            13,021            5,325

Other assets, net                                                                    20,439           12,208
                                                                                     ------           ------

Total assets                                                                       $507,936         $488,514
                                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes and bonds payable                                                       $90,000         $101,300

      Accounts payable and accrued liabilities                                        5,412            6,879

      Other liabilities                                                               3,436            3,863

      Commitments and contingencies                                                       0                0
                                                                                          -                -
Total liabilities                                                                    98,848          112,042
                                                                                     ------          -------

Stockholders' equity:
      Preferred stock, $.01 par value; 50,000,000 shares
           authorized; none outstanding                                                   0                0
      Common stock, $.01 par value; 150,000,000 shares authorized; 20,671,709 issued and outstanding at Mar. 31, 1998 and 19,285,927 at
           Dec. 31, 1997                                                                207              193

      Additional paid-in capital                                                    440,345          402,607

      Deferred compensation                                                         (11,521)          (7,689)

      Cumulative net income                                                          97,473           88,867

      Cumulative dividends                                                         (117,416)        (107,506)
                                                                                   --------         --------
Total stockholders' equity                                                          409,088          376,472
                                                                                    -------          -------

Total liabilities and stockholders' equity                                         $507,936         $488,514
                                                                                   ========         ========

     (1) The balance sheet at Dec. 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     (The accompanying notes, together with the Notes to the Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                      Healthcare Realty Trust Incorporated
                   Condensed Consolidated Statements of Income
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                             1998            1997
                                                             ----            ----

REVENUES:
      Master lease rental income                           $9,755          $10,010
      Property operating income                             6,820            2,176
      Management fees                                         458              304
      Interest and other income                               300              352
                                                              ---              ---
                                                           17,333           12,842
                                                           ------           ------
EXPENSES:
      General and administrative                            1,325              713
      Property operating expenses                           2,394              607
      Interest                                              1,783            2,385
      Depreciation                                          3,142            2,702
      Amortization                                             83               97
                                                               --               --
                                                            8,727            6,504
                                                            -----            -----

NET INCOME                                                 $8,606           $6,338
                                                           ======           ======

NET INCOME PER SHARE - BASIC                                $0.44            $0.39
                                                            =====            =====

NET INCOME PER SHARE - DILUTED                              $0.43            $0.38
                                                            =====            =====

SHARES OUTSTANDING - BASIC                             19,344,067       16,214,654
                                                       ==========       ==========

SHARES OUTSTANDING - DILUTED                           19,821,162       16,596,862
                                                       ==========       ==========


(The accompanying notes, together with the Notes to the Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                                    Healthcare Realty Trust Incorporated
                              Condensed Consolidated Statements of Cash Flows
                             For the Three Months Ended March 31, 1998 and 1997
                                                (Unaudited)
                                           (Dollars in thousands)



                                                                                 1998             1997
                                                                                 ----             ----

Cash flows from operating activities:
      Net income                                                               $8,606           $6,338
           Adjustments to reconcile net income to cash provided by
           operating activities:
                Depreciation and amortization                                   3,303            2,868
                Deferred compensation                                             312              166
                Decrease in other liabilities                                    (428)             (88)
                Increase in other assets                                         (896)            (394)
                Decrease in accounts payable and accrued liabilities           (1,466)          (2,100)
                                                                               ------           ------
           Net cash provided by operating activities                            9,431            6,790
                                                                                -----            -----

Cash flows from investing activities:
      Acquisition of real estate properties                                   (14,089)          (9,790)
                                                                              -------           ------

Cash flows from financing activities:
      Borrowings on long-term notes payable                                     8,500                0
      Repayments on long-term notes payable                                   (19,800)         (78,618)
      Deferred financing and organization costs paid                                0              (23)
      Dividends paid                                                           (9,910)          (6,869)
      Proceeds from issuance of common stock                                   33,564          132,978
                                                                               ------          -------
           Net cash provided by financing activities                           12,354           47,468
                                                                               ------           ------

Increase in cash and cash equivalents                                           7,696           44,468
Cash and cash equivalents, beginning of period                                  5,325            1,354
                                                                                -----            -----
Cash and cash equivalents, end of period                                      $13,021          $45,822
                                                                              =======          =======

(The accompanying notes, together with the Notes to the Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                             Healthcare Realty Trust
                                  Incorporated

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1998

                                   (Unaudited)





Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Healthcare Realty Trust Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the three-month period ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


Note 2.  Organization

     The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. As of March 31, 1998, the Company had invested or committed to invest in 91 properties (the "Properties") located in 44 markets in 14 states, which are supported by 19 healthcare-related entities. The Properties include:

                                                               Number of       (in thousands)
                                                              Properties         Investment
                                                              ----------         ----------

            Ancillary hospital facilities                            42            $281,548
            Medical office buildings                                  5              15,804
            Physician clinics                                        17              46,718
            Long-term care facilities                                18             102,523
            Comprehensive ambulatory care centers                     4              41,908
            Clinical laboratories                                     2              13,075
            Ambulatory surgery centers                                3               6,886
            Corporate and third party developments                    0               4,036
                                                                      -               -----
                                                                     91            $512,498
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

     The Company considers FFO to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended March 31, 1998 and 1997, was $11.6 million, or $0.60 per basic share ($0.59 per diluted share) and $9.1 million, or $0.56 per basic share ($0.55 per diluted share), respectively.

     NAREIT encourages REITs to make reporting changes consistent with the 1995 NAREIT White Paper on FFO no later than fiscal year 1996. Beginning with first quarter 1996 operations, the Company's policy has been to report FFO calculated on the NAREIT 1995 White Paper.

                                                Funds from Operations

                                                    (Dollars in thousands, except per share data)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                    1998             1997
                                                                    ----             ----

    Net Income (1)                                                 $8,606           $6,339

         Non-recurring items (2)                                        0              112

         Gain or loss on dispositions                                   0                0

         Straight line rents                                            0                0

    ADD:

         Depreciation
           Real estate                                              2,998            2,605
           Office F,F&E                                                 0                0
           Leasehold improvements                                       0                0
           Other non-revenue producing assets                           0                0
                                                                        -                -
                                                                    2,998            2,605
                                                                    -----            -----
         Amortization
           Acquired property contracts                                  0                0
           Other non-revenue producing assets                           0                0
           Organization costs                                           0                0
                                                                        -                -
                                                                        0                0
                                                                        -                -

         Deferred financing costs                                       0                0
                                                                        -                -

         Total Adjustments                                          2,998            2,717
                                                                    -----            -----

    Funds From Operations                                     $    11,604      $     9,056
                                                              ===========      ===========

    Shares Outstanding - Basic                                 19,344,067       16,214,654
                                                               ==========       ==========

    Shares Outstanding - Diluted                               19,821,162       16,596,862
                                                               ==========       ==========

    Funds From Operations Per Share - Basic                   $      0.60      $      0.56
                                                              ===========      ===========

    Funds From Operations Per Share - Diluted                 $      0.59      $      0.55
                                                              ===========      ===========


     (1) Net income includes $311,718 in 1998 and $166,359 in 1997 of stock based, long-term incentive compensation expense. This expense never requires the disbursement of cash.
     (2) Represents a loss from a debt restructuring.

Note 4.  Notes and Bonds Payable

     Notes and Bonds payable at March 31, 1998 consisted of $90.0 million of unsecured notes.

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


Unsecured Credit Facility

     On December 26, 1996, the Company's $75.0 million unsecured credit facility (the "Unsecured Credit Facility") with four commercial banks was increased to $100.0 million and extended to December 30, 1999. At the option of the Company, borrowings bear interest at one of the banks' base rate or LIBOR plus 1.125%. In addition, the Company pays a commitment fee of .225 of 1% per annum on the unused portion of funds available for borrowings under the Unsecured Credit Facility. The Unsecured Credit Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements. At March 31, 1998, the Company had the maximum available borrowing capacity under the Unsecured Credit Facility.


Serial and Term Bonds Payable

     In conjunction with the acquisition of certain facilities, the Company assumed serial and term bonds payable, totaling $7.2 million. These bonds payable were repaid or defeased during 1996 and 1997. The Company placed funds in an irrevocable trust to defease $2.9 million of serial and term bonds, which paid interest semi-annually at interest rates ranging from 6.9% to 8.1%. The resulting loss from the defeasance was not material.

Other Long-Term Debt Information

     During the first quarter of 1998 the Company repaid $11.3 million of indebtedness from proceeds of a unit investment trust offering (see Note 8).

     During the first quarter of 1997, the Company repaid $78.6 million of indebtedness from proceeds of a secondary offering.

Note 5. Acquisitions of Real Estate

     During the quarter ended March 31, 1998, the Company purchased four physician clinics in Tennessee with an aggregate of 68,764 square feet for a total of approximately $7.4 million.


Note 6.  Deferred Compensation

     Effective January 27, 1998, 141,668 restricted shares, bringing the total to 425,000, of the Company's common stock previously reserved were released to certain officers of the Company upon the achievement of the Company's performance based criteria in accordance with the terms of the First Implementation of the Company's 1993 Employees Stock Incentive Plan. These restricted shares require continued employment, generally for 12 years from the date of release, prior to vesting.


Note 7.  Commitments

     As of March 31, 1998, the Company had a net investment of approximately $14.5 million in two build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $16.3 million. The Company also had a contingent commitment to fund approximately $6.8 million in an existing facility.

Note 8.  Stockholders' Equity

     In February 1998, the Company participated in two unit investment trust offerings and sold an aggregate of 1,224,026 shares of its common stock. The Company received an aggregate of $33.3 million in net proceeds from these transactions. The proceeds were used to fully repay the outstanding borrowings under the Unsecured Credit Facility, acquisitions, development and for general corporate purposes.


Note 9.  Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three months ended March 31, 1998 and 1997.




                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       1998              1997
                                                                       ----              ----

    Basic EPS
         Average Shares Outstanding                                  19,869,398       16,596,267
              Actual Restricted Stock Shares                           (525,331)        (381,613)
                                                                       --------         --------

         Denominator                                                 19,344,067       16,214,654
                                                                     ==========       ==========

         Numerator                                                  $ 8,605,872      $ 6,338,354
                                                                    ===========      ===========

         Per Share Amount                                           $      0.44      $      0.39
                                                                    ===========      ===========


    Diluted EPS
         Denominator for Basic EPS                                   19,344,067       16,214,654
              Restricted Shares-Treasury                                402,843          300,468
              Dilution for Employee Stock Purchase Plan                  24,556           33,821
              Dilution for Warrants                                      49,696           47,919
                                                                         ------           ------

         Denominator                                                 19,821,162       16,596,862
                                                                     ==========       ==========

         Numerator                                                  $ 8,605,872      $ 6,338,354
                                                                    ===========      ===========

         Per Share Amount                                           $      0.43      $      0.38
                                                                    ===========      ===========

Note 10.  Changes in Accounting Principles

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.

Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive income is the same as net income for the Company.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for annual periods beginning after December 15, 1997. Management of the Company is currently evaluating the applicability of Statement No. 131, which may result in expanded segment disclosures.

     The Emerging Issues Task Force ("EITF") has been considering the accounting for internal acquisition costs for real estate properties. In the past, the Company has capitalized certain internal costs incurred in identifying, acquiring and developing real estate properties and has depreciated the capitalized costs over the life of the related property. At its March 19, 1998 meeting, the EITF reached a consensus on Issue No. 97-11, "Accounting for
Internal Costs Relating to Real Estate Property Acquisition," that internal preacquisition costs relating to the purchase of an operating property should be expensed as incurred. At a previous meeting, the Task Force concluded that internal preacquisition costs related to the purchase of nonoperating property could be capitalized in specified circumstances. Expensing internal preacquisition costs related to the purchase of operating properties will accelerate the recognition of these costs, negatively impacting reported earnings and funds from operations of the Company. The adoption of this EITF is not expected to be material to the Company's financial position or its results of operations.

                Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Operating Results

First Quarter 1998 Compared to First Quarter 1997

     Net income for the quarter ended March 31, 1998 increased to $8.6 million, or $0.44 per basic share ($0.43 per diluted share) from $6.3 million, or $0.39 per basic share ($0.38 per diluted share) for the same period in 1997, a 35.8% increase in net income or 12.8% per basic share (13.2% per diluted share). Total revenues for the quarter ended March 31, 1998 were $17.3 million compared to $12.8 million for the quarter ended March 31, 1997, which is an increase of $4.5 million or 35.0%. The increase is primarily due to master lease rental income and property operating income derived from approximately $62.0 million of property acquisitions and properties reclassified from construction in progress subsequent to March 31, 1997. While the number of managed properties rose from 86 properties at March 31, 1997 to 171 properties at March 31, 1998, management fees do not increase proportionately due to the elimination in consolidation of Company owned managed properties. Management fees increased $154,000 for the quarter ending March 31, 1998, compared to the same period in 1997 substantially due to the addition of third party management contracts in Florida and Virginia. Interest and other income for the quarter ended March 31, 1998 was $300,000 compared to $352,000 for the quarter ended March 31, 1997. The Company maintained an average cash balance of approximately $10.0 million during the quarter ended March 31, 1998. In comparison, the Company completed the secondary offering and maintained an average cash balance of approximately $29.0 million during the quarter ended March 31, 1997 which resulted in significantly higher interest income. Additionally, in 1998, the Company earned interest of $117,000 from a mortgage note related to a development project.

     Total expenses for the quarter ended March 31, 1998 were $8.7 million compared to $6.5 million for the quarter ended March 31, 1997, which is an increase of $2.2 million or 34.2%. Depreciation expense increased $440,000 due to the acquisition of additional properties and the completion of properties under construction, discussed in the preceding paragraph. General and administrative expenses increased $612,000 or 86%, primarily due to an increase in non-reimbursed employees associated with the increase in management contracts. Interest expense decreased $602,000 for the quarters ended March 31, 1998 and 1997. During the quarter ended March 31, 1998, the Company had an average outstanding debt balance of approximately $5.7 million under the Unsecured Credit Facility compared to $42.0 million in 1997. Additionally, there was approximately $2.3 million less in construction in progress throughout the quarter during 1998 compared to 1997 which resulted in less capitalized interest in 1998. There was no significant variation in amortization expense.


Liquidity and Capital Resources

     As of March 31, 1998, the Company had invested, or committed to invest in, 91 properties (the "Properties") for an aggregate investment of $512.5 million located in 44 markets in 14 states, which are supported by 19 healthcare-related entities. The Company has financed its acquisitions to date through the sale or exchange of common stock, long-term indebtedness, borrowings under its credit facilities, and the assumption of bonds.

     In February 1998, the Company participated in two unit investment trust offerings and sold an aggregate of 1,224,026 shares of its common stock. The Company received an aggregate of $33.3 million in net proceeds from these transactions. The proceeds were used to fully repay the outstanding borrowings under the Unsecured Credit Facility, acquisitions, development and for general corporate purposes.

     The Unsecured Notes bear interest at 7.41%, payable semiannually, and mature on September 1, 2002. Beginning on September 1, 1998 and on each September 1 through 2002, the Company must repay $18.0 million of principal under the Unsecured Notes. The Company intends to repay the first installment due September 1 from cash provided by Company operations, proceeds from the issuance of stock or, if necessary, from proceeds borrowed under its Unsecured Credit Facility.

     At March 31, 1998, the Company had the maximum borrowing capacity available under the Unsecured Credit Facility. In addition, the Company had cash of approximately $13.0 million.

     At March 31, 1998, the Company had stockholders' equity of $409.1 million. The debt to total capitalization ratio was approximately 0.18 to 1.00 at March 31, 1998.

     During the quarter ended March 31, 1998, the Company purchased four physicians clinics in Tennessee with an aggregate of 68,764 square feet for a total of approximately $7.4 million. These acquisitions were financed by proceeds borrowed under its Unsecured Credit Facility.

     During the quarter ended March 31, 1998, the Company funded a net of approximately $5.4 million for construction in progress and capital additions. The sources of these funds were cash provided by Company operations or proceeds from the two unit investment trust offerings.

     On February 17, 1998, the Company paid a dividend of $0.51 per share to the holders of its common stock as of the close of business on February 4, 1998. This dividend related to the period from October 1, 1997 through December 31, 1997.

In April 1998, the Company announced payment of a dividend of $0.515 per share to the holders of common shares on May 6, 1998. The dividend will be paid on May 18, 1998. The dividend relates to the period January 1, 1998 through March 31, 1998.

     As of March 31, 1998, the Company had a net investment of $14.5 million in two build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of $16.3 million.The Company also had a contingent commitment to fund approximately $6.8 million in an existing facility. These commitments will be funded from the sale or exchange of common stock, Company operations or proceeds borrowed under the Unsecured Credit Facility.

     FFO increased to $11.6 million, or $0.60 per basic share ($0.59 per diluted share) for the quarter ended March 31, 1998 compared to $9.1 million, or $0.56 per basic share ($0.55 per diluted share) for the same period in 1997. Although FFO is not based upon generally accepted accounting principles, the Company considers it to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs.

     As of March 31, 1998 the Company can issue an aggregate of approximately $108.0 million of securities remaining under currently effective registration statements. The Company intends to offer securities under such registration statements from time to time to finance future acquisitions and build-to-suit developments as they occur. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

     Under the terms of the leases and other financial support agreements relating to the properties, tenants or healthcare providers are generally responsible for operating expenses and taxes relating to the properties. As a result of these arrangements, the Company does not believe that it will be responsible for any material increase in expenses in connection with the properties during the respective terms of the agreements. The Company anticipates entering into similar arrangements with respect to additional properties it acquires or develops. After the term of the lease or financial support agreement, or in the event the financial obligations required by the agreement are not met, the Company anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company's cash available for distribution and liquidity may be adversely affected.

     Management believes that inflation should not have a materially adverse effect on the Company. The majority of the leases contain some provision for additional rent payments based on increases in various economic measures.

     The Company plans to continue to make additional investments in 1998, pay its quarterly dividends, with increases consistent with its current practices, and meet all other liquidity needs. The Company provides no assurance, however, that it will be able to obtain additional financing or capital on terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

     This March 31, 1998 Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which would cause actual results to differ materially from historical results or those anticipated. For a more detailed discussion of these factors, see Item 1 of the Company's Form 10-K for the fiscal year ended December 31, 1997.

                           PART II - OTHER INFORMATION


Item 6.  Reports on Form 8-K

(a)      Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the first quarter of 1998.

            Date of Earliest
             Event Reported               Date Filed                     Items Reported
             --------------               ----------                     --------------

            January 30, 1998            February 16, 1998         5.   Other Events
                                                                  7.   Financial Statements and Exhibits

            February 17, 1998           February 17, 1998         5.   Other Events and Information
                                                                  7.   Financial Statements and Exhibits

            February 18, 1998           February 24 ,1998         5.   Other Events
                                                                  7.   Financial Statements and Exhibits

            February 24, 1998           March 2, 1998             5.   Other Events
                                                                  7.   Financial Statements and Exhibits

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

Date:  May 8, 1998