Form 10-Q
period 1998-06-30
HEALTHCARE REALTY TRUST INC
filed 1998-08-14
CIK 899749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-Q

              (Mark One)
               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              ==
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               ==                     ----
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

     As of August 1, 1998, 20,856,601 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


                             HEALTHCARE REALTY TRUST
                                  INCORPORATED
                                    FORM 10-Q
                                  June 30, 1998

                                TABLE OF CONTENTS
Part I - Financial Information

    Item 1. Financial Statements                                          Page
            Condensed Consolidated Balance Sheets                            1
            Condensed Consolidated Statements of Income                      2
            Condensed Consolidated Statements of Cash Flows                  4
            Notes to Condensed Consolidated Financial Statements             5

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       13

Part II - Other Information

    Item 4. Submission of Matters to a Vote of Security Holders             20
    Item 6. Reports on Form 8-K                                             21

Signature                                                                   22

Item 1.
                                    Healthcare Realty Trust Incorporated
                                   Condensed Consolidated Balance Sheets
                                           (Dollars in thousands)

                                                                              (Unaudited)          (1)
ASSETS                                                                        June 30, 1998     Dec.31, 1997
------                                                                        -------------     ------------
Real estate properties:
      Land                                                                          $62,046          $58,424
      Buildings and improvements                                                    441,109          423,618
      Personal property                                                               4,335            4,492
      Construction in progress                                                        9,877           19,165
                                                                                      -----           ------
                                                                                    517,367          505,699
      Less accumulated depreciation                                                 (40,556)         (34,718)
                                                                                    -------          -------
           Total real estate properties, net                                        476,811          470,981

Cash and cash equivalents                                                             1,150            5,325

Other assets, net                                                                    32,008           12,208
                                                                                     ------           ------

Total assets                                                                       $509,969         $488,514
                                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes payable                                                                 $90,000         $101,300

      Accounts payable and accrued liabilities                                        6,828            6,879

      Other liabilities                                                               3,515            3,863
                                                                                      -----            -----
Total liabilities                                                                   100,343          112,042
                                                                                    -------          -------

Stockholders' equity:
      Preferred stock, $.01 par value; 50,000,000 shares
           authorized; none outstanding                                                   0                0
      Common stock, $.01 par value; 150,000,000 shares authorized; 20,728,452 issued and outstanding at June 30, 1998 and 19,285,927 at
           Dec. 31, 1997                                                                207              193

      Additional paid-in capital                                                    441,891          402,607

      Deferred compensation                                                         (11,238)          (7,689)

      Cumulative net income                                                         106,854           88,867

      Cumulative dividends                                                         (128,088)        (107,506)
                                                                                   --------         --------
Total stockholders' equity                                                          409,626          376,472
                                                                                    -------          -------

Total liabilities and stockholders' equity                                         $509,969         $488,514
                                                                                   ========         ========

     (1) The balance sheet at Dec. 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     (The accompanying notes, together with the Notes to the Consolidated Financial Statemments included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.)


                                    Healthcare Realty Trust Incorporated
                                Condensed Consolidated Statements of Income
                             For the Three Months Ended June 30, 1998 and 1997
                                                (Unaudited)
                               (Dollars in thousands, except per share data)



                                                                                      1998             1997
                                                                                      ----             ----
REVENUES:
      Master lease rental income                                                     $8,502          $10,619
      Property operating income                                                       8,148            2,202
      Management fees                                                                   474              319
      Interest and other income                                                         606            1,125
                                                                                        ---            -----
                                                                                     17,730           14,265
                                                                                     ------           ------

EXPENSES:
      General and administrative                                                      1,174              761
      Property operating expenses                                                     2,339              672
      Interest                                                                        1,672            1,783
      Depreciation                                                                    3,079            2,795
      Amortization                                                                       85               84
                                                                                         --               --
                                                                                      8,349            6,095
                                                                                      -----            -----

NET INCOME                                                                           $9,381           $8,170
                                                                                     ======           ======

NET INCOME PER SHARE - BASIC                                                          $0.46            $0.43
                                                                                      =====            =====

NET INCOME PER SHARE - DILUTED                                                        $0.45            $0.42
                                                                                      =====            =====

SHARES OUTSTANDING - BASIC                                                       20,190,956       18,861,744
                                                                                 ==========       ==========

SHARES OUTSTANDING - DILUTED                                                     20,649,802       19,237,001
                                                                                 ==========       ==========

     (The accompanying notes, together with the Notes to the Consolidated Financial Statemments included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.)

                                    Healthcare Realty Trust Incorporated
                                Condensed Consolidated Statements of Income
                              For the Six Months Ended June 30, 1998 and 1997
                                                (Unaudited)
                               (Dollars in thousands, except per share data)



                                                                                      1998             1997
                                                                                      ----             ----
REVENUES:
      Master lease rental income                                                    $18,255          $20,628
      Property operating income                                                      14,969            4,378
      Management fees                                                                   933              622
      Interest and other income                                                         906            1,478
                                                                                        ---            -----
                                                                                     35,063           27,106
                                                                                     ------           ------

EXPENSES:
      General and administrative                                                      2,499            1,474
      Property operating expenses                                                     4,733            1,279
      Interest                                                                        3,455            4,168
      Depreciation                                                                    6,220            5,496
      Amortization                                                                      169              181
                                                                                        ---              ---
                                                                                     17,076           12,598
                                                                                     ------           ------

NET INCOME                                                                          $17,987          $14,508
                                                                                    =======          =======

NET INCOME PER SHARE - BASIC                                                          $0.91            $0.83
                                                                                      =====            =====

NET INCOME PER SHARE - DILUTED                                                        $0.89            $0.81
                                                                                      =====            =====

SHARES OUTSTANDING - BASIC                                                       19,769,329       17,545,512
                                                                                 ==========       ==========

SHARES OUTSTANDING - DILUTED                                                     20,232,182       17,920,397
                                                                                 ==========       ==========

     (The accompanying notes, together with the Notes to the Consolidated Financial Statemments included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.)

                                    Healthcare Realty Trust Incorporated
                              Condensed Consolidated Statements of Cash Flows
                              For the Six Months Ended June 30, 1998 and 1997
                                                (Unaudited)
                                           (Dollars in thousands)



                                                                                      1998             1997
                                                                                      ----             ----
Cash flows from operating activities:
      Net income                                                                    $17,987          $14,508
           Adjustments to reconcile net income to cash provided by operating activities:
                Depreciation and amortization                                         6,536            5,813
                Deferred compensation                                                   625              333
                Increase (decrease) in other liabilities                               (349)             187
                Increase in short-term investments                                        0          (18,000)
                Increase in other assets                                            (12,521)          (1,024)
                Decrease in accounts payable and accrued liabilities                    (51)            (489)
                                                                                        ---             ----
           Net cash provided by operating activities                                 12,227            1,328
                                                                                     ------            -----

Cash flows from investing activities:
      Acquisition of real estate properties                                         (19,623)         (42,677)
                                                                                    -------          -------

Cash flows from financing activities:
      Borrowings on long-term notes payable                                           8,500           13,000
      Repayments on long-term notes payable                                         (19,800)         (78,618)
      Deferred financing and organization costs paid                                      0              (31)
      Dividends paid                                                                (20,582)         (16,394)
      Proceeds from issuance of common stock                                         35,103          133,335
                                                                                     ------          -------
           Net cash provided by financing activities                                  3,221           51,292
                                                                                      -----           ------

Increase (decrease) in cash and cash equivalents                                     (4,175)           9,944
Cash and cash equivalents, beginning of period                                        5,325            1,354
                                                                                      -----            -----
Cash and cash equivalents, end of period                                             $1,150          $11,298
                                                                                     ======          =======

     (The accompanying notes, together with the Notes to the Consolidated Financial Statemments included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.)

                             Healthcare Realty Trust
                                  Incorporated

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 1998

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

     The results of operations for the three-month and six-month periods ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     Certain reclassifications have been made for the period April 1, 1997 through June 30, 1997 and for the period January 1, 1997 through June 30, 1997 to conform to the 1998 presentation. These reclassifications had no effect on the results of operations as previously reported.


Note 2.  Organization

     The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. As of June 30, 1998, the Company had invested or committed to invest in 91 properties (the "Properties") located in 44 markets in 14 states, which are supported by 18 healthcare-related entities. The Properties include:


                                                      Number of       (in thousands)
                                                     Properties         Investment
                                                     ----------         ----------

            Ancillary hospital facilities                    42            $284,004
            Medical office buildings                          5              15,804
            Physician clinics                                17              46,838
            Long-term care facilities                        18             103,966
            Comprehensive ambulatory care centers             4              43,175
            Clinical laboratories                             2              13,075
            Ambulatory surgery centers                        3               6,886
            Corporate and third party developments            0               3,619
                                                              -               -----
                                                             91            $517,367
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

     The Company considers FFO to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended June 30, 1998 and 1997, was $12.3 million, or $0.61 per basic share ($0.60 per diluted share) and $10.9 million, or $0.58 per basic share ($0.57 per diluted share), respectively. FFO for the six months ended June 30, 1998 and 1997, was $23.9 million, or $1.21 per basic share ($1.18 per diluted share) and $19.9 million, or $1.14 per basic share ($1.11 per diluted share), respectively.

                                                Funds from Operations
                                                 (Dollars in thousands, except per share data)
                                                               Three Months Ended June 30,
                                                               ---------------------------
                                                               1998                      1997
                                                               ----                      ----
Net Income (1)                                               $9,381                    $8,170

     Non-recurring items                                          0                         0

     Gain or loss on dispositions                                 0                         0

     Straight line rents                                          0                         0

ADD:

     Depreciation
       Real estate                                            2,935                     2,703
       Office F,F&E                                               0                         0
       Leasehold improvements                                     0                         0
       Other non-revenue producing assets                         0                         0
                                                                  -                         -

                                                              2,935                     2,703
                                                              -----                     -----
     Amortization
       Acquired property contracts                                0                         0
       Other non-revenue producing assets                         0                         0
       Organization costs                                         0                         0
                                                                  -                         -
                                                                  0                         0
                                                                  -                         -

     Deferred financing costs                                     0                         0
                                                                  -                         -

     Total Adjustments                                        2,935                     2,703
                                                              -----                     -----

Funds From Operations                                       $12,316                   $10,873
                                                            =======                   =======

Shares Outstanding - Basic                               20,190,956                18,861,744
                                                         ==========                ==========

Shares Outstanding - Diluted                             20,649,802                19,237,001
                                                         ==========                ==========

Funds From Operations Per Share - Basic                       $0.61                     $0.58
                                                              =====                     =====

Funds From Operations Per Share - Diluted                     $0.60                     $0.57
                                                              =====                     =====

     (1) Net income includes $313,370 in 1998 and $167,125 in 1997 of stock based, long-term incentive compensation expense. This expense never requires the disbursement of cash.

                                                Funds from Operations
                                                 (Dollars in thousands, except per share data)
                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                               1998                        1997
                                                               ----                        ----
Net Income (1)                                              $17,987                     $14,508

     Non-recurring items (2)                                      0                         112

     Gain or loss on dispositions                                 0                           0

     Straight line rents                                          0                           0

ADD:

     Depreciation
       Real estate                                            5,933                       5,309
       Office F,F&E                                               0                           0
       Leasehold improvements                                     0                           0
       Other non-revenue producing assets                         0                           0
                                                                  -                           -

                                                              5,933                       5,309
                                                              -----                       -----
     Amortization
       Acquired property contracts                                0                           0
       Other non-revenue producing assets                         0                           0
       Organization costs                                         0                           0
                                                                  -                           -
                                                                  0                           0
                                                                  -                           -

     Deferred financing costs                                     0                           0
                                                                  -                           -

     Total Adjustments                                        5,933                       5,421
                                                              -----                       -----

Funds From Operations                                       $23,920                     $19,929
                                                            =======                     =======

Shares Outstanding - Basic                               19,769,329                  17,545,512
                                                         ==========                  ==========

Shares Outstanding - Diluted                             20,232,182                  17,920,397
                                                         ==========                  ==========

Funds From Operations Per Share - Basic                       $1.21                       $1.14
                                                              =====                       =====

Funds From Operations Per Share - Diluted                     $1.18                       $1.11
                                                              =====                       =====

     (1) Net income includes $625,088 in 1998 and $333,484 in 1997 of stock based, long-term incentive compensation expense. This expense never requires the disbursement of cash.
     (2) Represents a loss from a debt restructuring.

Note 4.  Notes Payable

     Notes payable at June 30, 1998 consisted of $90.0 million of unsecured notes.

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


Unsecured Credit Facility

     On December 26, 1996, the Company's $75.0 million unsecured credit facility (the "Unsecured Credit Facility") with four commercial banks was increased to $100.0 million and extended to December 30, 1999. At the option of the Company, borrowings bear interest at one of the banks' base rate or LIBOR plus 1.125%. In addition, the Company pays a commitment fee of .225 of 1% per annum on the unused portion of funds available for borrowings under the Unsecured Credit Facility. The Unsecured Credit Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements. At June 30, 1998, the Company had the maximum available borrowing capacity under the Unsecured Credit Facility.


Serial and Term Bonds Payable

     In conjunction with the acquisition of certain facilities in 1994 and 1996, the Company assumed serial and term bonds payable, totaling $7.2 million. These bonds payable were repaid or defeased during 1996 and 1997. The Company placed funds in an irrevocable trust to defease $2.9 million of serial and term bonds, which paid interest semi-annually at interest rates ranging from 6.9% to 8.1%. The resulting loss from the defeasance was not material.


Note 5.  Deferred Compensation

     Effective January 27, 1998, 141,668 restricted shares, bringing the total to 514,378, of the Company's common stock previously reserved were released to certain officers of the Company upon the achievement of the Company's performance based criteria in accordance with the terms of the First Implementation of the Company's 1993 Employees Stock Incentive Plan. These restricted shares require continued employment, generally for 12 years from the date of release, prior to vesting.

Note 6.  Commitments

     As of June 30, 1998, the Company had a net investment of approximately $20.5 million in two build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $10.4 million.

     As of June 30, 1998, the Company, in the normal course of business, had entered into definitive contracts to acquire 16 acres of land and a medical office building, both in Pennsylvania, totaling approximately $5.7 million.


Note 7.  Merger

     On June 8, 1998, the Company announced a definitive agreement to acquire Capstone Capital Corporation ("Capstone"). Pursuant to this agreement, the Company will acquire Capstone in a stock-for-stock merger in which the stockholders of Capstone will receive a fixed ratio of .8518 share of the Company's common stock and the holders of Capstone preferred stock will receive one share of the Company's voting preferred stock in exchange for each share of Capstone preferred stock. The completion of the merger depends on a number of conditions being met including stockholder approval by Capstone and the Company and the receipt of all consents, orders and approvals legally required for consummation of the merger. Upon closing, the Company will own, or be committed to acquire, 273 properties in 68 markets, leased to 64 healthcare providers.


Note 8.  Stockholders' Equity

     In February, 1998, the Company participated in two unit investment trust offerings and sold a aggregate of 1,224,026 shares of its common stock. The Company received an aggregate of $33.3 million in net proceeds from these transactions. The proceeds were used to fully repay the outstanding borrowings under the Unsecured Credit Facility, acquisitions, developments and for general corporate purposes.

     During April and May, 1998, the Company sold an aggregate of 49,953 shares of common stock to a single institutional investor. The Company received an aggregate of $1.4 million in net proceeds from these transactions. The proceeds were used to repay outstanding borrowings under the Unsecured Credit Facility, development and for general corporate purposes.

     On July 1, 1998, warrants for 128,149 shares of common stock were exercised. The company received $2.4 million in proceeds from the exercise. The Company has no other warrants outstanding. The proceeds were used to fund developments and for general corporate purposes.

Note 9.  Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three and six months ended June 30, 1998 and 1997.

                                                        Three Months Ended June 30,       Six Months Ended June 30,
                                                        ---------------------------       -------------------------

                                                          1998              1997             1998             1997
                                                          ----              ----             ----             ----
Basic EPS
     Average Shares Outstanding                     20,717,337        19,243,357       20,295,710       17,927,125
          Actual Restricted Stock Shares              (526,381)         (381,613)        (526,381)        (381,613)
                                                      --------          --------         --------         --------

     Denominator                                    20,190,956        18,861,744       19,769,329       17,545,512
                                                    ==========        ==========       ==========       ==========

     Numerator                                      $9,380,711        $8,169,605      $17,986,583      $14,507,959
                                                    ==========        ==========      ===========      ===========

     Per Share Amount                                    $0.46             $0.43            $0.91            $0.83
                                                         =====             =====            =====            =====

Diluted EPS
     Denominator for Basic EPS                      20,190,956        18,861,744       19,769,329       17,545,512
          Restricted Shares-Treasury                   402,743           308,359          397,887          300,699
          Dilution for Employee Stock
              Purchase Plan                             10,235            24,828           17,210           29,192
          Dilution for Warrants                         45,868            42,070           47,756           44,994
                                                        ------            ------           ------           ------

     Denominator                                    20,649,802        19,237,001       20,232,182       17,920,397
                                                    ==========        ==========       ==========       ==========

     Numerator                                      $9,380,711        $8,169,605      $17,986,583      $14,507,959
                                                    ==========        ==========      ===========      ===========

     Per Share Amount                                    $0.45             $0.42            $0.89            $0.81
                                                         =====             =====            =====            =====

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

                Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Operating Results

Second Quarter 1998 Compared to Second Quarter 1997

     Net income for the quarter ended June 30, 1998 increased to $9.4 million, or $0.46 per basic share ($0.45 per diluted share) from $8.2 million, or $0.43 per basic share ($0.42 per diluted share) for the same period in 1997, a 14.8% increase in net income or 7.0% per basic share (7.1% per diluted share). Total revenues for the quarter ended June 30, 1998 were $17.7 million compared to $14.3 million for the quarter ended June 30, 1997, which is an increase of $3.5 million or 24.3%. The increase is primarily due to master lease rental income and property operating income derived from approximately $57.1 million of property acquisitions and properties reclassified from construction in progress subsequent to June 30, 1997. While the number of managed properties rose from 87 properties at June 30, 1997 to 187 properties at June 30, 1998, management fees do not increase proportionately due to the elimination in consolidation of Company owned managed properties. Management fees increased $155,000 for the quarter ending June 30, 1998, compared to the same period in 1997 substantially due to the addition of third party management contracts in Florida and Texas. Interest and other income for the quarter ended June 30, 1998 was $606,000 compared to $1.1 million for the quarter ended June 30, 1997. The Company maintained an average cash balance of approximately $8.1 million during the quarter ended June 30, 1998. In comparison, the Company completed a secondary offering during the first quarter of 1997 and maintained an average cash and short-term investment balance of approximately $42.0 million during the quarter ended June 30, 1997 which resulted in significantly higher interest income. Additionally, in 1998, the Company earned interest of $188,000 from a mortgage note related to a development project and earned $115,000 from a note receivable.

     Total expenses for the quarter ended June 30, 1998 were $8.3 million compared to $6.1 million for the quarter ended June 30, 1997, which is an increase of $2.3 million or 37.0%. Depreciation expense increased $284,000 due to the acquisition of additional properties and the completion of properties under construction, discussed in the preceding paragraph. General and administrative expenses increased $413,000 or 54.3% primarily due to an increase in non-reimbursed employees associated with the increase in management contracts. Property operating expenses increased $1.7 million for the quarter ended June 30, 1998 compared to 1997 due to the conversion from master leased or acquisition of 18 Company owned/controlled and managed properties subsequent to June 30, 1997. Interest expense decreased $111,000 for the quarters ended June 30, 1998 and 1997 due to the repayment of a $730,000 security deposit during the third quarter of 1997. Additionally, there was approximately $12.2 million more in construction in progress throughout the quarter during 1998 compared to 1997 which resulted in more capitalized interest in 1998. There was no significant variation in amortization expense.

Six Months ended June 30, 1998 Compared to Six Months ended June 30, 1997

     Net income for the six months ended June 30, 1998 increased to $18.0 million or $0.91 per basic share ($0.89 per diluted share) from $14.5 million or $0.83 per basic share ($0.81 per diluted share) for the same period in 1997, a 24.0% increase in net income or 9.6% per basic share (9.9% per diluted share).
Total revenues for the six months ended June 30, 1998 were $35.1 million compared to $27.1 million for the six months ended June 30, 1997, which is an increase of $8.0 million, or 29.4%. The increase is primarily due to master lease rental income and property acquisitions and property operating income derived from approximately $57.1 million of property acquisitions and properties reclassified from construction in progress subsequent to June 30, 1997. For the six months ended June 30, 1998 compared to the six months ended June 30, 1997 there was a $311,000 increase in property management fees substantially due to the addition of third party management contracts in Florida and Texas. At June 30, 1998, the Company managed 187 properties compared to 87 properties at June 30, 1997. While the number of managed properties increased significantly, management fees do not increase proportionately due to the elimination in consolidation of Company owned managed properties. Interest and other income for the six months ended June 30, 1998 was $906,000 compared to $1.5 million for the six months ended June 30, 1997. During the first quarter of 1997, the Company completed a secondary offering and maintained an average cash and short-term investment balance of $33.2 million during the six months ending June 30, 1997 compared to $8.5 million during the six months ending June 30, 1998. Additionally, in 1998, the Company earned interest of $305,000 from a mortgage note related to a development project and earned $115,000 from a note receivable.

     Total expenses for the six months ended June 30, 1998 were $17.1 million compared to $12.6 million for the six months ended June 30, 1997, which is an increase of $4.5 million, or 35.5%. Depreciation expense increased $724,000 due to the acquisition of additional properties and the completion of properties under construction, discussed in the preceding paragraph. General and administrative expenses increased $1.0 million, or 69.5%, primarily due to an increase in non-reimbursed employees associated with the increase in management contracts. Property operating expenses increased $3.5 million for the six months ended June 30, 1998 compared to 1997 due to the conversion from master leased or acquisition of 18 Company owned/controlled and managed properties subsequent to June 30, 1997. Interest expense decreased from $4.2 million to $3.5 million for the six months ended June 30, 1997 and 1998, respectively. During the six months ended June 30, 1998, the Company had an average outstanding debt balance of approximately $3.8 million under the Unsecured Credit Facility compared to an average outstanding debt balance of $21.6 million for the six months ended June 30, 1997. In addition, bonds payable totaling $6.7 million were repaid or defeased during the first quarter of 1997 and a $730,000 security deposit was repaid during the third quarter of 1997. There was no significant variation in amortization expense.

Liquidity and Capital Resources

     As of June 30, 1998, the Company had invested, or committed to invest in, 91 properties (the "Properties") for an aggregate investment of $517.4 million located in 44 markets in 14 states, which are supported by 18 healthcare-related entities. The Company has financed its acquisitions to date through the sale or exchange of common stock, long-term indebtedness, borrowings under its credit facilities, and the assumption of bonds.

     In February, 1998, the Company participated in two unit investment trust offerings and sold a aggregate of 1,224,026 shares of its common stock. The Company received an aggregate of $33.3 million in net proceeds from these transactions. The proceeds were used to fully repay the outstanding borrowings under the Unsecured Credit Facility, acquisitions, developments and for general corporate purposes.

     During April and May, 1998, the Company sold an aggregate of 49,953 shares of its common stock to a single institutional investor. The Company received an aggregate of $1.4 million in net proceeds from these transactions. The proceeds were used to repay outstanding borrowings under the Unsecured Credit Facility, fund developments and for general corporate purposes.

     The Unsecured Notes bear interest at 7.41%, payable semiannually, and mature on September 1, 2002. Beginning on September 1, 1998 and on each September 1 through 2002, the Company must repay $18.0 million of principal under the Unsecured Notes. The Company intends to repay the first installment due September 1 from cash provided by Company operations and from proceeds borrowed under its Unsecured Credit Facility.

     At June 30, 1998, the Company had the maximum borrowing capacity available under the Unsecured Credit Facility.

     At June 30, 1998, the Company had stockholders' equity of $409.6 million. The debt to total capitalization ratio was approximately 0.18 to 1.00 at June 30, 1998.

     During May, 1998, the Company loaned $6.8 million to a healthcare real estate entity secured by a pledge of all of the equity interests of The Atrium of San Jose, LLC, the owner of an independent living facility in San Jose, California. The cash to fund the note was provided by Company operations and proceeds from the issuance of stock.

     During the quarter ended June 30, 1998, the Company funded a net of approximately $5.5 million for construction in progress and capital additions. The sources of these funds were cash provided by Company operations or proceeds borrowed under its Unsecured Credit Facility.

     On May 18, 1998, the Company paid a dividend of $0.515 per share to the holders of its common stock as of the close of business on May 6, 1998. This dividend related to the period from January 31, 1998 through March 31, 1998. In July 1998, the Company announced payment of a dividend of $0.52 per share to the holders of common shares on August 6, 1998. The dividend will be payable on August 17, 1998. The dividend relates to the period April 1, 1998 through June 30, 1998.

     As of June 30, 1998, the Company had a net investment of $20.5 million in two build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of $10.4 million. As of June 30, 1998, the Company, in the normal course of business, had entered into definitive contracts to acquire 16 acres of land and a medical office building, both in Pennsylvania, totaling approximately $5.7 million. These commitments will be funded from the sale or exchange of common stock, Company operations or proceeds borrowed under the Unsecured Credit Facility.

     On July 1, 1998, warrants for 128,149 shares of common stock were exercised. The Company received $2.4 million in proceeds from the exercise. The Company has no other warrants outstanding. The proceeds were used to fund development and for general corporate purposes.

     FFO increased to $12.3 million, or $0.61 per basic share ($0.60 per diluted share) for the quarter ended June 30, 1998 compared to $10.9 million, or $0.58 per basic share ($0.57 per diluted share) for the same period in 1997. Although FFO is not based upon generally accepted accounting principles, the Company considers it to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs.

     As part of the merger (see Note 7, the Merger), the Company will assume approximately $3.8 million aggregate principal amount of 10.50% Convertible Subordinated Debentures of Capstone. The 10.50% Debentures mature on April 1, 2002, unless redeemed earlier by the Company or converted by the holders. Payments of interest to the holders of the Debentures are required each April 1 and October 1, commencing October 1, 1995. The Debentures will be convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion prices of $16.125 per share. The 10.50% Debentures will be subordinated to all existing and future senior indebtedness of the Company and subordinated to all existing and future liabilities and obligations of subsidiaries and partnerships of the Company. The 10.50% Debentures will be redeemable, at the Company's option, in whole or from time to time in part, at any time from April 5, 2000, through March 31, 2002, at redemption prices ranging from 101.5% to 103.0%, plus accrued and unpaid interest to and including the redemption date.

     In addition, as part of the merger (see Note 7, the Merger), the Company will assume approximately $74.7 million aggregate principal amount of 6.55% Convertible Subordinated Debentures of Capstone. The 6.55% Debentures are due on March 14, 2002 and were issued at a issued at a price of $903 per $1,000 principal amount at maturity, which represents an original issue discount of 9.7% from the principal amount thereof which is payable at maturity.

     Interest on the 6.55% Debentures is payable March 14 and September 14 in each year, and commenced on September 14, 1997. Such rate of interest and accrual of original issue discount represents a yield to maturity of 9.00% per annum (computed on a semiannual bond equivalent basis). The 6.55% Debentures will be convertible into common stock of the Company at any time before maturity at an initial conversion ratio of 39.4754 shares of common stock for each $1,000 principal amount of 6.55% Debentures, subject to adjustment in certain events. As of December 31, 1997 there had been no conversions of the 6.55% Debentures.

     Both the Company and Capstone (see Note 7, the Merger) have outstanding credit facilities from commercial banks led by NationsBank. As of June 30, 1998, Capstone had approximately $174.6 million outstanding under its unsecured credit facility while the Company had no outstanding balance under its unsecured credit facility. As part of the merger, the Company will assume the outstanding principal amount of Capstone's unsecured credit facility. The Company anticipates combining both credit facilities into one new credit facility. NationsBank has indicated an interest in discussing the transaction and the Company has supplied NationsBank with certain requested information. No terms have been agreed to. However, while the Company can give no assurances, it believes it will obtain a combined credit facility on economically reasonable terms.

     The Company will fund the debt service on the 10.50% Convertible Subordinated Debentures, the 6.55% Convertible Subordinated Debentures and on the combined credit facilities from the Company's revenue from operations, which will include additional revenues attributable to the operations of Capstone following the merger.

     As of June 30, 1998 the Company can issue an aggregate of approximately $108.0 million of securities remaining under currently effective registration statements. The Company intends to offer securities under such registration statements from time to time to finance future acquisitions and build-to-suit developments as they occur. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

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

     There has been a recent reduction in the market capitalization of REIT stocks generally. The Company's market valuation has been, in part, affected by this general trend; however, management believes that the quality of its investments in healthcare real estate, its ability to provide third party services to the healthcare industry and its conservative investment criteria differentiate it from the majority of REITs. The Company believes that the capital markets should recognize those differences. Nonetheless, it is possible that this trend will have a negative impact on the Company's access to capital and the amount of funds that the Company will have available for investment. While the Company anticipates that it will be able to access debt and equity markets on a basis that will enable it to make quality real estate investments, there is no assurance that it will be able to do so. Inability to access capital markets would limit the Company's ability to achieve growth in its asset base and its financial return

     The Company plans to continue to make additional investments in 1998, pay its quarterly dividends, with increases consistent with its current practices, and meet all other liquidity needs. The Company provides no assurance, however, that it will be able to obtain additional financing or capital on terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

     This June 30, 1998 Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which would cause actual results to differ materially from historical results or those anticipated. For a more detailed discussion of these factors, see Item 1 of the Company's Form 10-K for the fiscal year ended December 31, 1997.

     Some of the Company's older computer programs were written using two digits rather that four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The bulk of the software employed by the Company is commercially developed applications which are year 2000 compliant. Replacement software represents upgrades that would have been undertaken by the Company in the ordinary course of events; and, all of the Company's software is expected to be year 2000 compliant not later than December 31, 1998. The cost of becoming year 2000 compliant is not expected to be material to the Company.

     In addition, the Company has ongoing relationships with third-party payors, suppliers, vendors, and others that may have computer systems with year 2000 issues that the Company does not control. There can be no assurance that the fiscal intermediaries with which the Company transacts business and which are responsible for payment to the Company, as well as other payors, will not experience significant problems with year 2000 compliance. The failure of third parties to remedy year 2000 problems could have an adverse effect on the Company's business, financial condition and results of operations.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


     The Company's  annual meeting of shareholders  was held on May 11, 1998. At
this  meeting,   the  following   matters  were  voted  upon  by  the  Company's
shareholders:

(a)   Election of Class 2 Directors
      -----------------------------

     Marliese E. Mooney, Edwin B. Morris, III and John Knox Singleton were elected to serve as Class 2 directors of the Company until the annual meeting of shareholders in 2001 or until their respective successors are elected and qualified. The vote was a follows:

                                       Votes Cast             Votes Cast Against           Abstentions/
                                        In Favor                  or Withheld                Non Votes
                                        --------                  -----------                ---------
Marliese E. Mooney                     17,477,313                   503,743                      0
Edwin B. Morris, III                   17,479,898                   501,157                      0
John Knox Singleton                    17,486,521                   494,534                      0

         The following directors continued in office following the meeting:

                  Name                                             Term Expires
                  ----                                             ------------
                  David R. Emery                                           1999
                  Thompson S. Dent                                         1999
                  Batey M. Gresham, Jr.                                    1999
                  Charles Raymond Fernandez, M.D.                          2000
                  Errol L. Biggs, Ph.D.                                    2000

(b)   Selection of Auditors
      ---------------------

     The shareholders of the Company ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 1998, by the following vote:

                 Votes Cast            Votes Cast Against           Abstentions/
                  In Favor                 or Withheld                Non Votes
                  --------                 -----------                ---------
                 17,887,743                  40,757                     52,556

Item 6.  Reports on Form 8-K

(a)   Reports on Form 8-K
      -------------------

     The Company filed the following reports on Form 8-K during the second quarter of 1998.

        Date of Earliest
         Event Reported           Date Filed            Items Reported
         --------------           ----------            --------------
         June 8, 1998           June 10, 1998           5.  Other Events
                                                        7.  Financial Statements
                                                            and Exhibits

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





Date:  August 14, 1998