Form 10-Q
period 1998-09-30
HEALTHCARE REALTY TRUST INC
filed 1998-11-17
CIK 899749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-Q

              (Mark One)
             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 1-11852
                            ________________________

                      HEALTHCARE REALTY TRUST INCORPORATED
             (Exact name of Registrant as specified in its charter)

             Maryland 62                               1507028
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

     As of November 1, 1998, 39,775,629 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

                                    FORM 10-Q

                               September 30, 1998

                                TABLE OF CONTENTS

Part I - Financial Information
    Item 1. Financial Statements                                      Page
            Condensed Consolidated Balance Sheets                        1
            Condensed Consolidated Statements of Income                  2
            Condensed Consolidated Statements of Cash Flows              4
            Notes to Condensed Consolidated Financial Statements         5

    Item 2. Managemen's Discussion and Analysis of Financial Condition
            and Results of Operations                                   13

Part II - Other Information

    Item 6. Reports on Form 8-K                                         22

Signature                                                               23

Item 1.
                                    Healthcare Realty Trust Incorporated
                                   Condensed Consolidated Balance Sheets
                                           (Dollars in thousands)

                                                                               (Unaudited)          (1)
ASSETS                                                                        Sept 30, 1998    Dec. 31, 1997
------                                                                        -------------    -------------
Real estate properties:
      Land                                                                          $62,046          $58,424
      Buildings and improvements                                                    504,054          423,618
      Personal property                                                               4,592            4,492
      Construction in progress                                                       10,996           19,165
                                                                                     ------           ------
                                                                                    581,688          505,699
      Less accumulated depreciation                                                 (43,728)         (34,718)
                                                                                    -------          -------
           Total real estate properties, net                                        537,960          470,981

Cash and cash equivalents                                                             2,368            5,325

Other assets, net                                                                    34,248           12,208
                                                                                     ------           ------

Total assets                                                                       $574,576         $488,514
                                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes payable                                                                $156,600         $101,300

      Accounts payable and accrued liabilities                                        9,103            6,879

      Other liabilities                                                               4,101            3,863

      Minority interest                                                                   0                0

      Commitments and contingencies                                                       0                0
                                                                                          -                -
Total liabilities                                                                   169,804          112,042
                                                                                    -------          -------

Stockholders' equity:
      Preferred stock, $.01 par value; 50,000,000 shares
           authorized; none outstanding                                                   0                0
      Common stock, $.01 par value; 150,000,000 shares authorized; 20,868,720 issued and outstanding at Sept 30, 1998 and 19,285,927 at
           Dec. 31, 1997                                                                209              193

      Additional paid-in capital                                                    444,617          402,607

      Deferred compensation                                                         (11,022)          (7,689)

      Cumulative net income                                                         109,904           88,867

      Cumulative dividends                                                         (138,936)        (107,506)
                                                                                   --------         --------
Total stockholders' equity                                                          404,772          376,472
                                                                                    -------          -------

Total liabilities and stockholders' equity                                         $574,576         $488,514
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

                                    Healthcare Realty Trust Incorporated
                                Condensed Consolidated Statements of Income
                           For the Three Months Ended September 30, 1998 and 1997
                                                (Unaudited)
                               (Dollars in thousands, except per share data)



                                                                                       1998             1997
                                                                                       ----             ----
REVENUES:
      Master lease rental income                                                     $8,770           $9,536
      Property operating income                                                       8,372            5,116
      Management fees                                                                   425              382
      Interest and other income                                                         758              831
                                                                                        ---              ---
                                                                                     18,325           15,865
                                                                                     ------           ------

EXPENSES:
      General and administrative                                                      7,216              922
      Property operating expenses                                                     2,852            1,726
      Interest                                                                        1,951            1,939
      Depreciation                                                                    3,172            2,874
      Amortization                                                                       84               76
                                                                                         --               --
                                                                                     15,275            7,537
                                                                                     ------            -----

NET INCOME                                                                           $3,050           $8,328
                                                                                     ======           ======

NET INCOME PER SHARE - BASIC                                                          $0.15            $0.44
                                                                                      =====            =====

NET INCOME PER SHARE - DILUTED                                                        $0.15            $0.43
                                                                                      =====            =====

SHARES OUTSTANDING - BASIC                                                       20,333,500       18,883,433
                                                                                 ==========       ==========

SHARES OUTSTANDING - DILUTED                                                     20,773,400       19,234,675
                                                                                 ==========       ==========

     (The accompanying notes, together with the Notes to the Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.)

                                    Healthcare Realty Trust Incorporated
                                Condensed Consolidated Statements of Income
                           For the Nine Months Ended September 30, 1998 and 1997
                                                (Unaudited)
                               (Dollars in thousands, except per share data)



                                                                                       1998             1997
                                                                                       ----             ----
REVENUES:
      Master lease rental income                                                    $27,025          $30,164
      Property operating income                                                      23,341            9,495
      Management fees                                                                 1,357            1,004
      Interest and other income                                                       1,665            2,309
                                                                                      -----            -----
                                                                                     53,388           42,972
                                                                                     ------           ------

EXPENSES:
      General and administrative                                                      9,714            2,396
      Property operating expenses                                                     7,586            3,005
      Interest                                                                        5,406            6,106
      Depreciation                                                                    9,392            8,372
      Amortization                                                                      253              257
                                                                                        ---              ---
                                                                                     32,351           20,136
                                                                                     ------           ------

NET INCOME                                                                          $21,037          $22,836
                                                                                    =======          =======

NET INCOME PER SHARE - BASIC                                                          $1.05            $1.27
                                                                                      =====            =====

NET INCOME PER SHARE - DILUTED                                                        $1.03            $1.24
                                                                                      =====            =====

SHARES OUTSTANDING - BASIC                                                       19,957,091       17,995,710
                                                                                 ==========       ==========

SHARES OUTSTANDING - DILUTED                                                     20,406,289       18,357,406
                                                                                 ==========       ==========

     (The accompanying notes, together with the Notes to the Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.)

                                    Healthcare Realty Trust Incorporated
                              Condensed Consolidated Statements of Cash Flows
                           For the Nine Months Ended September 30, 1998 and 1997
                                                (Unaudited)
                                           (Dollars in thousands)



                                                                                       1998             1997
                                                                                       ----             ----
Cash flows from operating activities:
      Net income                                                                    $21,037          $22,836
           Adjustments to reconcile net income to cash provided by operating activities:
                Depreciation and amortization                                         9,862            8,831
                Deferred compensation                                                   941              501
                Increase in other liabilities                                           236              357
                Increase in short-term investments                                        0          (18,000)
                Increase in other assets                                            (14,847)          (3,467)
                Decrease in accounts payable and accrued liabilities                  2,225           (2,610)
                                                                                      -----           ------
           Net cash provided by operating activities                                 19,454            8,448
                                                                                     ------            -----

Cash flows from investing activities:
      Acquisition of real estate properties                                         (83,828)         (51,755)
      Disbursement of security deposits                                                   0             (510)
                                                                                          -             ----
           Net cash used in investing activities                                    (83,828)         (52,265)
                                                                                    -------          -------

Cash flows from financing activities:
      Borrowings on long-term notes payable                                          66,599           19,000
      Repayments on long-term notes payable                                         (11,300)         (78,618)
      Deferred financing and organization costs paid                                      0              (31)
      Dividends paid                                                                (31,430)         (26,029)
      Proceeds from issuance of common stock                                         37,548          133,804
                                                                                     ------          -------
           Net cash provided by financing activities                                 61,417           48,126
                                                                                     ------           ------

Increase in cash and cash equivalents                                                (2,957)           4,308
Cash and cash equivalents, beginning of period                                        5,325            1,354
                                                                                      -----            -----
Cash and cash equivalents, end of period                                             $2,368           $5,662
                                                                                     ======           ======

     (The accompanying notes, together with the Notes to the Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.)

                             Healthcare Realty Trust
                                  Incorporated
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

     The results of operations for the three-month and nine-month periods ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     Certain reclassifications have been made for the period July 1, 1997 through September 30, 1997 and for the period January 1, 1997 through September 30, 1997 to conform to the 1998 presentation. These reclassifications had no effect on the results of operations as previously reported.

Note 2.  Organization

     The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. As of September 30, 1998, the Company had invested or committed to invest in 95 properties (the "Properties") located in 48 markets in 15 states, which are supported by 17 healthcare-related entities. The Properties include:

                                                       Number of       (in thousands)
                                                      Properties         Investment
          Ancillary hospital facilities                       42            $285,604
          Medical office buildings                             5              15,804
          Physician clinics                                   17              47,132
          Long-term care facilities                           18             104,008
          Comprehensive ambulatory care centers                4              43,839
          Clinical laboratories                                2              13,075
          Ambulatory surgery centers                           3               6,886
          Inpatient rehabilitation facilities                  4              61,618
          Corporate property                                   0               3,356
                                                               -               -----
                                                              95            $581,322
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

     The Company considers FFO to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended September 30, 1998 and 1997, was $12.4 million, or $0.61 per basic share ($0.60 per diluted share) and $11.1 million, or $0.59 per basic share ($0.58 per diluted share), respectively. FFO for the nine months ended September 30, 1998 and 1997, was $36.3 million, or $1.82 per basic share ($1.78 per diluted share) and $31.1 million, or $1.73 per basic share ($1.69 per diluted share), respectively.

                                        Funds from Operations

                                                   (Dollars in thousands, except per share data)
                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                            1998                1997
                                                            ----                ----
  Net Income (1)                                          $3,050              $8,328

       Non-recurring items                                 6,308                   0

       Gain or loss on dispositions                            0                   0

       Straight line rents                                     0                   0

  ADD:

       Depreciation
         Real estate                                       3,010               2,794
         Office F,F&E                                          0                   0
         Leasehold improvements                                0                   0
         Other non-revenue producing assets                    0                   0
                                                               -                   -

                                                           3,010               2,794
                                                           -----               -----
       Amortization
         Acquired property contracts                           0                   0
         Other non-revenue producing assets                    0                   0
         Organization costs                                    0                   0
                                                               -                   -
                                                               0                   0
                                                               -                   -

       Deferred financing costs                                0                   0
                                                               -                   -

       Total Adjustments                                   9,318               2,794
                                                           -----               -----

  Funds From Operations                                $  12,368           $  11,122
                                                       =========           =========

  Shares Outstanding - Basic                          20,333,500          18,883,433
                                                      ==========          ==========

  Shares Outstanding - Diluted                        20,771,296          19,234,675
                                                      ==========          ==========

  Funds From Operations Per Share - Basic               $   0.61            $   0.59
                                                        ========            ========

  Funds From Operations Per Share - Diluted             $   0.60            $   0.58
                                                        ========            ========

     (1) Net income includes $315,862 in 1998 and $168,657 in 1997 of stock based, long-term incentive compensation expense. This expense never requires the disbursement of cash.

                                       Funds from Operations

                                                   (Dollars in thousands, except per share data)
                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                            1998                1997
                                                            ----                ----
  Net Income (1)                                         $21,037             $22,836

       Non-recurring items                                 6,308                 112

       Gain or loss on dispositions                            0                   0

       Straight line rents                                     0                   0

  ADD:

       Depreciation
         Real estate                                       8,943               8,103
         Office F,F&E                                          0                   0
         Leasehold improvements                                0                   0
         Other non-revenue producing assets                    0                   0
                                                               -                   -

                                                           8,943               8,103
                                                           -----               -----
       Amortization
         Acquired property contracts                           0                   0
         Other non-revenue producing assets                    0                   0
         Organization costs                                    0                   0
                                                               -                   -
                                                               0                   0
                                                               -                   -

       Deferred financing costs                                0                   0

       Total Adjustments                                  15,251               8,215
                                                          ------               -----

  Funds From Operations                                $  36,288           $  31,051
                                                       =========           =========

  Shares Outstanding - Basic                          19,957,091          17,995,710
                                                      ==========          ==========

  Shares Outstanding - Diluted                        20,404,306          18,357,406
                                                      ==========          ==========

  Funds From Operations Per Share - Basic               $   1.82            $   1.73
                                                        ========            ========

  Funds From Operations Per Share - Diluted             $   1.78            $   1.69
                                                        ========            ========

     (1) Net income includes $940,950 in 1998 and $502,141 in 1997 of stock based, long-term incentive compensation expense. This expense never requires the disbursement of cash.

Note 4.  Notes Payable

     Notes payable at September 30, 1998 consisted of the following (in thousands):

                  Unsecured notes                        $72,000
                  Unsecured credit facility               84,600
                                                          ------
                                                        $156,600
                                                        ========

Unsecured Notes

     On September 18, 1995, the Company privately placed $90.0 million of unsecured notes (the "Unsecured Notes") with sixteen credit institutions. The Unsecured Notes bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. Beginning on September 1, 1998 and on each September 1 through 2002, the Company must repay $18.0 million of principal. The Company made the first of these scheduled payments on September 1, 1998. The note agreements pursuant to which the Unsecured Notes were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements.


Unsecured Credit Facility

     On December 26, 1996, the Company's $75.0 million unsecured credit facility (the"Unsecured Credit Facility") with four commercial banks was increased to $100.0 million and extended to December 30, 1999. At the option of the Company, borrowings bear interest at one of the banks' base rate or LIBOR plus 1.125%. In addition, the Company pays a commitment fee of .225 of 1% per annum on the unused portion of funds available for borrowings under the Unsecured Credit Facility. The Unsecured Credit Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements. At September 30, 1998, the Company had borrowed $84.6 million under the Unsecured Credit Facility which resulted in available borrowing capacity of $15.4 million. The $100.0 million Unsecured Credit Facility was refinanced on October 15, 1998. The Company entered into new credit facilities totaling $465.0 million upon completion of the Capstone merger described in Note 7, the Merger (see also "Liquidity and Capital Resources").


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

Note 5.  Deferred Compensation

     During 1998, 145,230 restricted shares, bringing the total to 517,940, of the Company's common stock previously reserved were released to certain officers of the Company upon the achievement of the Company's performance based criteria in accordance with the terms of the First Implementation of the Company's 1993 Employees Stock Incentive Plan. These restricted shares require continued employment, generally for 12 years from the date of release, prior to vesting.


Note 6.  Commitments

     As of September 30, 1998, the Company had a net investment of approximately $17.9 million in one build-to-suit development in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $2.4 million.

     As of September 30, 1998, the Company, in the normal course of business, had entered into definitive contracts to acquire 16 acres of land and a medical office building, both in Pennsylvania, totaling approximately $5.7 million.


Note 7.  Merger

     On June 8, 1998, the Company announced a definitive agreement to acquire Capstone Capital Corporation ("Capstone"). This merger was consummated on October 15, 1998. Pursuant to this agreement, the Company acquired Capstone in a stock-for-stock merger in which the stockholders of Capstone received a fixed ratio of .8518 share of the Company's common stock and the holders of Capstone preferred stock received one share of the Company's voting preferred stock in exchange for each share of Capstone preferred stock. Subsequent to this closing, the Company owns, or will be committed to acquire, 277 properties in 126 markets, leased to 62 healthcare providers. The Company also assumed Capstone's unsecured credit facilities, its 6.55% convertible subordinated debentures and its 10.50% convertible subordinated debentures (see "Liquidity and Capital Resources").


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

Note 9.  Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three and nine months ended September 30, 1998 and 1997.

                                               Healthcare Realty Trust Inc.
                                        Computation of Per Share Earnings and FFO

                                                        Three Months Ended Sept 30,            Nine Months Ended Sept 30,
                                                            1998               1997                1998               1997
                                                            ----               ----                ----               ----
Basic EPS

  Average Shares Outstanding                            20,863,443         19,266,066          20,487,034         18,378,343
    Actual Restricted Stock Shares                        (529,943)          (382,633)           (529,943)          (382,633)
                                                          --------           --------            --------           --------
  Denominator                                           20,333,500         18,883,433          19,957,091         17,995,710
                                                        ==========         ==========          ==========         ==========
  Numerator                                             $3,049,966         $8,327,817         $21,036,549        $22,835,776
                                                        ==========         ==========         ===========        ===========
  Per share amount                                           $0.15              $0.44               $1.05              $1.27
                                                             =====              =====               =====              =====

Diluted EPS

  Denominator for Basic EPS                             20,333,500         18,883,433          19,957,091         17,995,710
    Restricted Shares - Treasury                           424,106            278,645             399,832            287,693
    Dilution For Employee Stock
      Purchase Plan                                         13,690             22,017              17,808             27,147
    Dilution For Warrants                                        0             50,580              29,575             46,856
                                                                 -             ------              ------             ------
  Denominator                                           20,771,296         19,234,675          20,404,306         18,357,406
                                                        ==========         ==========          ==========         ==========
  Numerator                                             $3,049,966         $8,327,817         $21,036,549        $22,835,776
                                                        ==========         ==========         ===========        ===========
  Per share amount                                           $0.15              $0.43               $1.03              $1.24
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

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information, "which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for annual periods beginning after December 15, 1997. Management of the Company is currently evaluating the applicability of Statement No. 131, which may result in expanded segment disclosures.

     The Emerging Issues Task Force ("EITF") has been considering the accounting for internal acquisition costs for real estate properties. In the past, the Company has capitalized certain internal costs incurred in identifying, acquiring and developing real estate properties and has depreciated the capitalized costs over the life of the related property. At its March 19, 1998 meeting, the EITF reached a consensus on Issue No. 97-11, "Accounting for
Internal Costs Relating to Real Estate Property Acquisition," that internal pre-acquisition costs relating to the purchase of an operating property should be expensed as incurred. At a previous meeting, the Task Force concluded that internal pre-acquisition costs related to the purchase of non-operating property could be capitalized in specified circumstances. Expensing internal pre-acquisition costs related to the purchase of operating properties will accelerate the recognition of these costs, negatively impacting reported earnings and funds from operations of the Company. The adoption of this EITF is not expected to be material to the Company's financial position or its results of operations.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Operating Results

Third Quarter 1998 Compared to Third Quarter 1997

     Net income for the quarter ended September 30, 1988 decreased to $3.1 million, or $0.15 per basic share ($0.15 per diluted share) from $8.3 million, or $0.44 per basic share ($0.43 per diluted share) for the same period in 1997, a 63.4% decrease in net income or 65.9% per basic share (65.1% per diluted share). This decrease is primarily attributable to a $6.3 million non-recurring charge in 1998 related to the Capstone merger as described in Note 7, the Merger. Total revenues for the quarter ended September 30, 1998 were $18.3 million compared to $15.9 million for the quarter ended September 30, 1997, which is an increase of $2.5 million or 15.5%. The increase is primarily due to master lease rental income and property operating income derived from approximately $90.7 million of property acquisitions and properties reclassified from construction in progress subsequent to September 30, 1997. While the number of managed properties rose from 109 properties at September 30, 1997 to 246 properties at September 30, 1998, management fees did not increase proportionately due to the elimination in consolidation of Company owned managed properties. Management fees increased $43,000 for the quarter ending September 30, 1998, compared to the same period in 1997 substantially due to the addition of third party management contracts in Florida and Texas. Interest and other income for the quarter ended September 30, 1998 was $758,000 compared to $831,000 for the quarter ended September 30, 1997. During the quarter ended September 30, 1997, the Company maintained an average cash and short-term investment balance of approximately $25.5 million compared to $4.1 million for the same period in 1998 which resulted in significantly higher interest income in 1997. Additionally, in 1998, the Company earned interest of $265,000 from a mortgage note related to a development project, earned $204,000 from a note receivable, and received project reimbursements of $229,000.

     Total expenses for the quarter ended September 30, 1998 were $15.3 million compared to $7.5 million for the quarter ended September 30, 1997, which is an increase of $7.7 million or 102.7%. This increase is mainly attributable to the $6.3 million non-recurring charge described in the preceding paragraph. Excluding the effect of this non-recurring charge, total expenses increased $1.4 million, or 19.0%. The remaining increase is due mainly to an increase in property operating expenses and depreciation expense. Property operating expenses increased $1.1 million, or 65.2%, for the quarter ended September 30, 1998 compared to 1997 due to the acquisition of or conversion from master leases of 12 company owned/controlled and managed properties subsequent to September 30, 1997. Depreciation expense increased $298,000, or 10.4%, for the quarter ended September 30, 1998 compared to 1997 due to the acquisition of additional properties and the completion of properties under construction in which the Company currently has invested approximately $90.7 million.

Nine Months ended September 30, 1998 Compared to Nine Months ended September 30, 1997

     Net income for the nine months ended September 30, 1998 decreased to $21.0 million or $1.05 per basic share ($1.03 per diluted share) from $22.8 million or $1.27 per basic share ($1.24 per diluted share) for the same period in 1997, a 7.9% decrease in net income or 17.3% per basic share (16.9% per diluted share). This decrease is primarily attributable to a $6.3 million non-recurring charge, in the third quarter of 1998, related to the Capstone merger as described in
Note 7, the Merger. Total revenues for the nine months ended September 30, 1998 were $53.4 million compared to $43.0 million for the nine months ended September 30, 1997, which is an increase of $10.4 million, or 24.2%. The increase is primarily due to master lease rental income and property operating income derived from approximately $90.7 million of property acquisitions and properties reclassified from construction in progress subsequent to September 30, 1997. For the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, there was a $353,000 increase in property management fees substantially due to the addition of third party management contracts in Florida and Texas. At September 30, 1998, the Company managed 246 properties compared to 109 properties at September 30, 1997. While the number of managed properties increased significantly, management fees did not increase proportionately due to the elimination in consolidation of fees from Company owned managed properties. Interest and other income for the nine months ended September 30, 1998 decreased to $1.7 million from $2.3 million for the nine months ended September 30, 1997. During the first quarter of 1997, the Company completed a secondary offering and maintained an average cash and short-term investment balance of $30.5 million during the nine months ending September 30, 1997 compared to $7.9 million during the nine months ending September 30, 1998. Additionally, in 1998, the Company earned interest of $570,000 from a mortgage note related to a development project, earned $319,000 from a note receivable, and received project reimbursements of $405,000.

     Total expenses for the nine months ended September 30, 1998 were $32.4 million compared to $20.1 million for the nine months ended September 30, 1997, which is an increase of $12.2 million, or 60.7%. This increase is mainly attributable to the $6.3 million non-recurring charge described in the preceding paragraph. Excluding the effect of this non-recurring charge, total expenses increased $5.9 million, or 29.3%. Excluding this non-recurring charge, general and administrative expenses increased $1.0 million, or 42.2%, primarily due to an increase in non-reimbursed employees associated with the increase in management contracts. Property operating expenses increased $4.6 million, or 15.3%, for the nine months ended September 30, 1998 compared to 1997 due to the acquisition of or conversion from master leases of 12 Company owned/controlled and managed properties subsequent to September 30, 1997. Depreciation expenses increased $1.0 million, or 12.2%, due to the acquisition of additional properties and the completion of properties under construction in which the Company currently has invested approximately $90.7 million. Interest expense decreased from $6.1 million to $5.4 million for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, the Company had an average outstanding balance under the unsecured credit facility of $5.9 million compared to $15.5 million in 1997.

Liquidity and Capital Resources

     As of September 30, 1998, the Company had invested, or committed to invest, in 95 properties (the "Properties") for an aggregate investment of $581.3 million located in 48 markets in 15 states, which are supported by 17 healthcare-related entities. The Company has financed its acquisitions to date through the sale or exchange of common stock, long-term indebtedness, borrowings under its credit facilities, and the assumption of bonds.

     In February, 1998, the Company participated in two unit investment trust offerings and sold an aggregate of 1,224,026 shares of its common stock. The Company received an aggregate of $33.3 million in net proceeds from these transactions. The proceeds were used to fully repay the outstanding borrowings under the Company's existing Unsecured Credit Facility (described in Note 4), and for acquisitions, developments and for general corporate purposes.

     During April and May, 1998, the Company sold an aggregate of 49,953 shares of its common stock to a single institutional investor. The Company received an aggregate of $1.4 million in net proceeds from these transactions. The proceeds were used to repay outstanding borrowings under the Company's Unsecured Credit Facility, fund developments and for general corporate purposes.

     On September 18, 1995, the Company privately placed $90.0 million of unsecured notes (the "Unsecured Notes") with sixteen credit institutions. The Unsecured Notes bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. Beginning on September 1, 1998 and on each September 1 through 2002, the Company must repay $18.0 million of principal. The Company made the first of these scheduled payments on September 1, 1998 from cash provided by Company operations and from proceeds borrowed under the Company's Unsecured Credit Facility. The note agreements pursuant to which the Unsecured Notes were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements.

     At September 30, 1998, the Company had borrowed $84.6 million under its Unsecured Credit Facility which resulted in available borrowing capacity of $15.4 million.

     At September 30, 1998, the Company had stockholders' equity of $404.8 million. The debt to total capitalization ratio was approximately 0.28 to 1.00 at September 30, 1998.

     During the quarter ended September 30, 1998, the Company funded a net of approximately $3.7 million for construction in progress and capital additions. The sources of these funds were cash provided by Company operations or proceeds borrowed under its Unsecured Credit Facility.

     On August 17, 1998, the Company paid a dividend of $0.52 per share to the holders of its common stock as of the close of business on August 6, 1998. This dividend related to the period from April 1, 1998 through June 30, 1998. In September 1998, the Company announced payment of a dividend of $0.525 per share to the holders of common shares on October 12, 1998. The dividend will be payable on November 16, 1998. The dividend relates to the period July 1, 1998 through September 30, 1998.

     As of September 30, 1998, the Company had a net investment of $17.9 million in one build-to-suit development in progress and one expansion of an existing facility, which have a total remaining funding commitment of $2.4 million. As of September 30, 1998, the Company, in the normal course of business, had entered into definitive contracts to acquire 16 acres of land and a medical office building, both in Pennsylvania, totaling approximately $5.7 million. As a result of the merger (discussed below), the Company assumed Capstone investment commitments, resulting in additional committed amounts of approximately $140,000,000.

     On July 1, 1998, warrants for 128,149 shares of common stock were exercised. The Company received $2.4 million in proceeds from the exercise. The Company has no other warrants outstanding. The proceeds were used to fund development and for general corporate purposes.

     FFO increased to $12.4 million, or $0.61 per basic share ($0.60 per diluted share) for the quarter ended September 30, 1998 compared to $11.1 million, or $0.59 per basic share ($0.58 per diluted share) for the same period in 1997. Although FFO is not based upon generally accepted accounting principles, the Company considers it to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs.

     On June 8, 1998, the Company announced a definitive agreement to acquire Capstone Capital Corporation ("Capstone"). This merger was consummated on October 18, 1998. As part of the Capstone merger, the Company assumed the outstanding principal amount of Capstone's unsecured credit facility. As of the merger date, the outstanding principal balance was $221.8 million. Concurrent with the merger, the Company repaid the outstanding balances under its and Capstone's unsecured credit facilities and entered into a $265.0 million senior revolving credit facility (the "Senior Revolving Credit Facility") with ten commercial banks. The Senior Revolving Credit Facility bears interest at LIBOR plus 1.0%, payable quarterly, and matures on October 15, 2001. In addition, the Company pays, quarterly, a commitment fee of .20 of 1% on the unused portion of funds available for borrowings under the Senior Revolving Credit Facility. The Senior Revolving Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements. As of the merger date, the Company had borrowed $141.0 million under the Senior Revolving Credit Facility.

     Effective as of the Capstone merger date, the Company entered into a $200.0 million term loan (the "Senior Term Loan Facility") with NationsBank, which was funded as of the date of merger. The Senior Term Loan Facility bears interest at LIBOR plus 1.00%, payable quarterly, and matures on April 16, 1999. The Company has an option to extend the maturity date for an additional six month period, in consideration of an extension payment of .30 of 1%. The Senior Term Loan Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements.

     As part of the Capstone merger, the Company assumed approximately $3.8 million aggregate principal amount of 10.50% Convertible Subordinated Debentures of Capstone. The 10.50% Debentures mature on April 1, 2002, unless redeemed earlier by the Company or converted by the holders. Payments of interest to the holders of the Debentures are required April 1 and October 1 of each year, commencing October 1, 1995. The Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity. The 10.50% Debentures are subordinated to all existing and future senior indebtedness of the Company and subordinated to all existing and future liabilities and obligations of subsidiaries and partnerships of the Company. The 10.50% Debentures are redeemable, at the Company's option, in whole or from time to time in part, at any time from April 5, 2000, through March 31, 2002, at redemption prices ranging from 101.5% to 103.0%, plus accrued and unpaid interest to and including the redemption date.

     In addition, as part of the Capstone merger, the Company assumed approximately $74.7 million aggregate principal amount of 6.55% Convertible Subordinated Debentures of Capstone. The 6.55% Debentures are due on March 14, 2002 and were issued at a price of $903 per $1,000 principal amount at maturity, which represents an original issue discount of 9.7% from the principal amount thereof which is payable at maturity. Interest on the 6.55% Debentures is payable on March 14 and September 14 in each year, and commenced on September 14, 1997. Such rate of interest and accrual of original issue discount represents a yield to maturity of 9.00% per annum (computed on a semiannual bond equivalent basis). The 6.55% Debentures are convertible into common stock of the Company at any time before maturity.

     As of September 30, 1998 the Company can issue an aggregate of approximately $108.0 million of securities remaining under currently effective registration statements. The Company intends to offer securities under such registration statements from time to time to finance future acquisitions and build-to-suit developments as they occur. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

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

     There has been a recent reduction in the market capitalization of REIT stocks generally. The Company's market valuation has been, in part, affected by this general trend; however, management believes that the quality of its investments in healthcare real estate, its ability to provide third party services to the healthcare industry and its conservative investment criteria differentiate it from the majority of REITs. The Company believes that the capital markets should recognize those differences. Nonetheless, it is possible that this trend will have a negative impact on the Company's access to capital and the amount of funds that the Company will have available for investment. While the Company anticipates that it will be able to access debt and equity markets on a basis that will satisfy its capital requirements, there is no assurance that it will be able to do so. Inability to access capital markets would limit the Company's ability to obtain funds required to finance its plans for growth and other capital requirements.

     The Company plans to continue to meet its liquidity needs, including funding additional investments in 1998, paying its quarterly dividends (with increases consistent with its current practices) and funding the debt service on the 10.50% Convertible Subordinated Debentures, the 6.55% Convertible Subordinated Debentures, the Senior Revolving Credit Facility and the Senior Term Loan Facility. The Company expects to fund its cash requirements from its operating revenues, the proceeds of mortgage loan repayments, sales of real estate investments and debt and equity capital market financings. While the Company believes that the Company's liquidity and sources of capital are adequate to satisfy its cash requirements, the Company provides no assurance, however, that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Year 2000 Issue

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Y2K. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Y2K issue relating to the Company's corporate information technology systems, including applications employed with respect to the real estate investments of the Company, could have a material impact on the operations of the Company if compliance is not completed in a timely manner. The Company's plan to resolve the Y2K issue involves four phases: assessment, remediation, testing, and implementation.

Status of Y2K Issue Relating to the Company's Information Technology Systems

     Based on the Company's completed assessment of its own software and hardware relating to the Company's corporate information technology systems, the Company determined that it is necessary to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with actual and planned modifications or replacements of existing software and certain hardware, material damage to the Company resulting from the Y2K issue relating to the Company's corporate information technology systems will be fully mitigated by March 31, 1999.

     In the ordinary course of events, the Company has purchased new file servers and replaced many older desktop microcomputers with new equipment, all of which is certified to be Y2K compliant by the manufacturers. Additionally, "patches" are available from the manufacturers that will bring certain equipment into compliance, and will be installed in desktop systems as necessary. Two non-compliant file servers currently used for data storage are scheduled to be replaced not later than March 31, 1999.

     The Company's assessment of computer operating systems and software indicated that the Company's significant information systems programs should not require remediation. Accordingly, the Company does not believe that the Y2K presents a material exposure as it relates to the Company's services. The Company requested, and has subsequently received, certification from all of its significant software and operating systems vendors that the versions of their products currently installed are fully Y2K compliant. The Y2K ssue could have a material impact on the operations of the Company if such modifications and replacements are not properly made or are not completed timely.

     The testing phase of the Company's information systems, operating systems and other software has not yet begun; however, the Company expects that it will be completed in 1999. While the Company does not anticipate that testing will disprove its vendors' certifications of compliance, remediation of any systems or software that signal potential Y2K problems will begin immediately upon discovery.

     The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Y2K modifications. The total cost of the Y2K project, as estimated, is not expected to be material and is being funded through operating cash flows, and for the most part, will be a result of normal technology system upgrades and replacements.

Y2K Issue Compliance of Vendors and Clients

     The Company has queried its significant suppliers and clients as to their respective responses to the Y2K issue. To date, the Company is not aware of suppliers and clients with a Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources; however, the Company has no means of ensuring that those parties will be Y2K compliant. The Company has not received responses from all of its inquiries and has renewed its solicitation for written disclosures in compliance with the Year 2000 Information and Readiness Disclosure Act. The inability of suppliers and clients to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by the Company's suppliers and clients is not determinable.

     While the Company does have ongoing relationships with third-party payors, suppliers, vendors, and others, it has no systems that interface directly with third party vendors other than its accounts with financial institutions and the Company's payroll system interfaces directly with a vendor. The Company is in the process of working with these institutions and payroll vendor to ensure that the Company's systems that interface directly with them are Y2K compliant by December 31, 1999.

     The Company will also have Y2K issue exposure in non-information technology applications with respect to its real estate investments. Computer technology employed in elevators, security systems, electrical systems and similar applications involved in the operations of real estate properties may cause interruptions of services with respect to those properties on and after January 1, 2000. The terms of agreements in place with respect to the bulk of the real estate investments held by the Company impose the economic cost of compliance upon third party lessees and mortgagees; consequently, the costs to the Company for Y2K remediation should not be material. The Company is in the process of making inquiry and assessing responses of those third parties as to their respective Y2K issue readiness and will require that those third parties undertake the necessary actions to ensure Y2K compliance of the properties.

     Lastly, the Y2K issue may affect the greater business environment in which the Company operates. Due to the general uncertainty surrounding the Y2K readiness of third parties, including federal and state governments, the effect of the Y2K issue on the Company's lessees and mortgagees, as well as the Company itself cannot be gauged. For example, the General Accounting Office has reported that the systems employed in managing Medicare reimbursements is not likely to be Y2K compliant in time to ensure the delivery of uninterrupted benefits and services. Delay in reimbursements could negatively affect the Company's lessees and mortgagees, resulting in a delay in receipt of payments owed to the Company's clients, with the further possibility of delay in payments due by those clients to the Company. Similar consequences could result from the failure of other parties having such an indirect relationship with the Company.

     Management of the Company believes it has an effective program in place to resolve the Y2K issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Y2K program. In the event that the Company does not complete any additional phases, the Company may be unable to collect receipts in a timely manner. In addition, disruptions in the economy generally resulting from Y2K issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The most reasonable likely worst case Y2K scenario is that business disruption could occur with respect to third-party payors, suppliers, or vendors who fail to become Y2K compliant, and disruptions in the economy generally resulting from Y2K issues could adversely impact the Company.

     The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies. The Company plans to maintain an ongoing evaluation of its Y2K compliance readiness and contingent plans throughout 1999.

Cautionary Language Regarding Forward Looking Statements

     Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of the Company and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms. In addition, the Company, through its senior management, from time to time makes forward looking oral and written public statements concerning the Company's expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect the Company's good faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. Such factors include (i) competition for property management, development and acquisitions, including competition for tenants and the renewal or roll-over of existing leases; (ii) inability to locate suitable properties or to acquire properties on terms which meet the Company's investment criteria;
(iii) the Company's ability to access debt and equity in sufficient amount to enable it to make real estate investments or to satisfy its other uses of capital; (iv) the Company's dependence on healthcare providers, which are affected by legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level and by changes in the reimbursement delivery process to providers; (v) competition for lessees, including with respect to new leases and the renewal or roll-over of existing leases; (vi) competition for the acquisition and financing of healthcare facilities; (vii) the ability of the Company's lessees and mortgagors to operate the Company's properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments; (viii) changes in national or regional economic conditions, including changes in interest rates; and (ix) the general uncertainty inherent in the Year 2000 issue, particularly the uncertainty of the Year 2000 readiness of third parties who are material to the Company's business over whom the Company has no control with the result that the Company cannot ensure its ability to timely and cost-effectively avert or resolve problems associated with the Year 2000 issue that may affect its operations and business. For a more detailed discussion of these, and other, factors, see pages 34 through 39 of Item 1 of the Company's Form 10-K for the fiscal year ended December 31, 1997.

                          PART II - OTHER INFORMATION


Item 6.  Reports on Form 8-K

(a)      Reports on Form 8-K
---      -------------------

     No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

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



Date:  November 13, 1998