Form 10-K
period 1998-12-31
HEALTHCARE REALTY TRUST INC
filed 1999-04-01
CIK 899749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
(Mark One)

       X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-----------------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
-----------------
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ________

                      Commission File Number: 1-11852
                               ---------------

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
         Title of Each Class                                on Which Registered
         -------------------                             -----------------------
 Common stock, $.01 par value per share                  New York Stock Exchange
87/8% Series A Voting Cumulative Preferred
              Stock, $.01 par value per share            New York Stock Exchange
101/2% Convertible Subordinated Debentures due 2002      New York Stock Exchange
 6.55% Convertible Subordinated Debentures due 2002      New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

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

         The aggregate market value of the shares of Common Stock and Preferred Stock (based upon the closing prices of these shares on the New York Stock Exchange, Inc. on March 11, 1999) of the Registrant held by non-affiliates on March 11, 1999, were approximately $769,544,429 and $57,750,000, respectively.

         As of March 11, 1999, 39,806,032 shares of the Registrant's Common Stock and 3,000,000 shares of the Registrant's Preferred Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

         Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated into Part II of this Report.

         Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 are incorporated into
Part III of this Report.



                                TABLE OF CONTENTS

                                                                                                               Page
Item 1. Business..................................................................................................4
                The Company.......................................................................................4
                Property Acquisition Activity.....................................................................6
                Continuing Property Development Activity..........................................................6
                Mortgage Portfolio................................................................................6
                Investment Policy.................................................................................7
                Competition.......................................................................................8
                Government Regulation.............................................................................9
                Environmental Matters............................................................................10
                Insurance........................................................................................11
                Employees........................................................................................11
                Federal Income Tax Information...................................................................11
                ERISA Considerations.............................................................................23
                Cautionary Statements............................................................................25

Item 2. Properties...............................................................................................30
                Executive Offices................................................................................30
                Property Operations..............................................................................30

Item 3. Legal Proceedings........................................................................................35

Item 4. Submission of Matters to a Vote of Securityholders.......................................................35

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters....................................36

Item 6. Selected Financial Data..................................................................................36

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations....................36

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................36

Item 8. Financial Statements and Supplementary Data..............................................................36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................36

Item 10. Directors and Executive Officers of the Registrant......................................................37
                Directors........................................................................................37
                Executive Officers...............................................................................37

Item 11. Executive Compensation..................................................................................37

Item 12. Security Ownership of Certain Beneficial Owners and Management..........................................37

Item 13. Certain Relationships and Related Transactions..........................................................38

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................39

                                     PART I

Item 1.           Business

The Company
-----------

         Healthcare Realty Trust Incorporated ("Healthcare Realty" or the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that integrates owning, acquiring, managing and developing income-producing real estate properties and mortgages associated with the delivery of healthcare services throughout the United States.

         On October 15, 1998, Healthcare Realty completed its acquisition of Capstone Capital Corporation, a Maryland corporation ("Capstone"), through the merger of HR Acquisition I Corporation, a wholly owned subsidiary of the Company, into Capstone. The acquisition is accounted for as a tax-free reorganization for federal income tax purposes and as a purchase for financial reporting purposes. The following table sets forth the assets acquired in the transaction:


                      Property Type                           No. of Facilities          Amount Invested (Millions)
Ancillary Hospital Facilities                                         19                           $215.3
Assisted Living Facilities                                            35                            174.8
Physician Clinics                                                     18                            106.4
Inpatient Rehabilitation Facilities                                   6                             93.0
Comprehensive Ambulatory Care Centers                                 12                            79.9
Skilled Nursing Facilities                                            11                            74.2
Ambulatory Surgery Centers                                            6                             34.6
Other Facilities                                                      4                             26.0
                                                                     ---                           -----
                                   TOTAL                            111                           $804.2

The Company also acquired $211.6 million in mortgage notes receivable, secured by mortgages on 45 assisted living facilities, 25 senior nursing facilities and 5 other facility types.

         From the commencement of its operations in June 1993 through January 31, 1999, the Company has invested or committed to invest, directly and indirectly, over $1.7 billion in 280 income-producing real estate properties and mortgages associated with the delivery of healthcare services. As of December 31, 1998, the Company's real estate portfolio, containing over 9.4 million square feet, was comprised of nine facility types and was operated pursuant to contractual arrangements with 35 healthcare providers. Also, the Company's mortgage portfolio was comprised of four facility types and was operated by 34 healthcare providers. At December 31, 1998, the Company provided property management services for 322 healthcare-related properties nationwide, totaling over 7.5 million square feet, and third-party asset management services for 305 properties nationwide, totaling over 1.6 million square feet. The Company intends to maintain a portfolio of properties that are focused predominantly on the outpatient services segment of the healthcare industry and are diversified by tenant, geographic location and facility type.

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

         Management believes that diversification among clients reduces the Company's potential exposure to unsuccessful healthcare service strategies and to a concentration of credit with any one healthcare provider. Approximately 76.0% of the Company's real estate investments, at cost, are in properties associated with publicly-traded companies or private companies with an investment grade credit rating. The following table sets forth the Company's five largest healthcare provider clients:


                   Client                            Percent of Investments
         HealthSouth Corporation                               19.1%
         Columbia/HCA Healthcare Corporation                   14.7%
         Tenet Healthcare Corporation                          10.2%
         MedPartners, Inc.                                     8.1%
         Life Care Centers of America                          5.4%

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

         The Company acquires existing healthcare facilities, provides property management, leasing and build-to-suit development services, and capital for the construction of build-to-suit developments for qualified healthcare operators. The Company owns a diversified portfolio of healthcare properties, most of which are subject to long-term leases or financial support arrangements to ensure the continuity of revenues and coverage of costs and expenses relating to the properties by the tenants and the related healthcare operators.

         Development funding arrangements require the Company to provide funding to enable healthcare operators to build facilities on property owned or leased by the Company. Prior to making any funding advance for a development, the Company enters into a contract to acquire or ground lease the real estate and enters into a long-term net lease with a healthcare operator or guarantee of the return on the Company's investment in the property or similar financial support agreement in favor of the Company. In most development transactions, the Company either acts as developer, or employs the healthcare operator to act as the developer of the property, and has approval authority with regard to plans, specifications, budgets and time schedules for the completion of the development of the property. Under its customary development funding format, the Company receives funding fees (the economic equivalent of construction period interest) on all funds advanced. Timely completion of the development in compliance with the plans, specifications, budgets and time schedules is the contractual responsibility of third parties, and construction costs are guaranteed by the healthcare operator or developer, or both. All construction and service contracts relating to the development are collaterally assigned to the Company. During the term of the development of a facility, funds are advanced pursuant to requests made by the developer in accordance with the terms and conditions of the applicable funding agreement based on costs incurred prior to the date of such requests.

         Approximately 97.5% of the Company's investments in properties consist of properties currently leased to unaffiliated lessees pursuant to long-term net lease agreements or subject to financial support agreements with the healthcare operators that provide guarantees of the return on the Company's investment in the properties. Most of the current property agreements were entered into upon the conveyance to the Company of the facilities, and have initial terms of ten to 20 years with, in some cases, one or more renewal terms exercisable by the healthcare provider of five years each. Most of the agreements are subject to earlier termination upon the occurrence of certain contingencies. Certain of the agreements also have an option to repurchase the property at specified times during the term of the agreements for a price approximately equal to the greater of the fair market value of such property or the Company's investment in such property. Base rent or support payments vary by agreement taking into consideration various factors, including the credit of the property lessee, the healthcare operator, and the operating performance, location, and physical condition of the property. Many of the property agreements contain provisions for additional rent or support payment increases. The existence and nature of provisions for additional payments in any given agreement relate to, among other factors, the financial strength of the respective property lessee, the healthcare operator, or both, as well as other lease terms.

         The Company operates so as to qualify as a REIT for federal income tax purposes. If so qualified, with limited exceptions, the Company will not be subject to corporate federal income tax with respect to net income distributed to its shareholders. See "Federal Income Tax Information" below.

Property Acquisition Activity
-----------------------------

         In addition to the properties acquired pursuant to the Capstone merger described previously, during the fourth quarter of 1998, the Company acquired a 25,652 square-foot ancillary hospital facility in Lititz, Pennsylvania for approximately $4.2 million.

Continuing Property Development Activity
----------------------------------------

         At December 31, 1998, the Company had commitments to invest in 13 real estate developments and 21 mortgage transactions totaling $62.9 million.

Mortgage Portfolio
------------------

         Mortgage notes receivable, substantially all of which were acquired in the Capstone merger, are recorded at their fair value at the date of acquisition. Approximately 50% of the mortgage notes receivable are secured by assisted living facilities and 33% are secured by skilled nursing facilities. The 77 mortgages in the portfolio at December 31, 1998 represent 35 operators. Twenty-one of these mortgages, representing $69.4 million or 30% of the balance at December 31, 1998, are secured by properties under development. The remaining loan commitment at December 31, 1998 on these transactions totals $28.2 million.

         The weighted average maturity of the mortgage portfolio is approximately seven years, with maturity dates ranging from February 1, 2001 to August 31, 2009. Interest rates, which range from 8.1% to 12.5%, are generally adjustable each year to reflect increases in the Consumer Price Index. Substantially all mortgages are subject to a prepayment penalty.

Investment Policy
-----------------

         The Company's investment objectives are to:
            Generate current cash flow;
            Provide  the  opportunity  for  additional  returns   through   rent
              provisions in the Company's leases, or for increased support payments through provisions in financial support agreements and through participating interest provisions;
            Provide the  opportunity  to realize  capital  growth resulting from appreciation, if any, in the residual values of any properties acquired; and
            Preserve and protect the Company's existing capital.

         The Company intends to invest in real property principally for the production of income, although the prospect for capital appreciation is a factor that will be considered in making such investments. The Company will invest in healthcare related facilities, including, but not limited to, acute care hospitals, rehabilitation hospitals, physician clinics, ambulatory surgery centers, clinical laboratories, ancillary hospital facilities, long-term care facilities, medical centers, comprehensive ambulatory care centers and office buildings predominantly occupied by healthcare related companies. The Company, however, may also consider opportunities in other kinds of income producing real property. Management has no present intention to invest in properties unrelated to the healthcare industry.

         Management of the Company will conduct market research and analysis for all potential investments. In evaluating potential investments, the Company will consider such factors as:
            The geographic area, type of property and demographic profile;
            The location, construction  quality,  condition and  design  of  the property;
            The current and anticipated  cash available for  distribution  and its adequacy to meet operational needs and lease obligations and to provide a competitive market return on equity to the Company's investors;
            The potential for capital appreciation, if any;
            The growth, tax and regulatory environment  of  the  communities  in which the properties are located;
            The occupancy and demand for similar health facilities in  the  same or nearby communities;
            The potential mix of private and government sponsored patients;
            Any potential alternative uses of the facilities;
            Prospects for liquidity through financing or refinancing;

            Industry segment and operator diversification; and The suitability of the potential investments in light of maintaining
              REIT status.

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

Competition
-----------

         The Company competes for property acquisitions with, among others:
              Investors;
              Healthcare providers;
              Other healthcare related REITs;
              Real estate partnerships; and
              Financial institutions.

         Since 1992, the REIT industry has been in an expansion mode and the growth of market valuation of REIT shares had provided REITs with increasing access to the capital markets. By the end of 1998, however, market valuations of REIT shares (including the Company's shares) had declined substantially with the result that the Company presently has limited access to capital from the equity market. The Company may not be able to obtain additional equity or debt capital or dispose of assets at the time it requires additional capital. Moreover, the Company may not be able to obtain capital on terms that will enable it to acquire healthcare properties on a competitive basis.

         The operation of all of the Company's properties is subject to competition from similar properties. Certain operators of other properties may have capital resources in excess of those of the operators of the Company's properties. In addition, the extent to which the Company's properties are utilized depends upon several factors, including the number of physicians using the healthcare facilities or referring patients there, competitive systems of healthcare delivery, and the area population, size and composition. Private, federal and state payment programs and other laws and regulations may also have a significant effect on the utilization of the properties. Virtually all of the Company's properties operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

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

         More information is contained in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders which is incorporated by reference herein.

Government Regulation
---------------------

         The investments made by the Company are with active participants in the healthcare industry. The healthcare industry is undergoing substantial changes due to rising costs in the delivery of healthcare services, rising competition for patients, and reduction of reimbursement by private and governmental payors. Further, the healthcare industry is faced with increased scrutiny by federal and state legislative and administrative authorities, thus presenting the industry and its individual participants with significant uncertainty. The Company believes that these changes and uncertainties present significant opportunities for the Company to assist in providing solutions to some of these pressures; however, these various changes can affect the economic performance of some or all of its tenants and clients. The Company cannot predict the degree to which these changes may affect the economic performance of the Company, positively or negatively.

         The facilities leased by the Company are affected by changes in the reimbursement, licensing and certification policies of federal, state and local governments for healthcare related facilities. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. In addition, expansion (including the addition of new beds or services or acquisition of medical equipment) and occasionally the discontinuation of services of healthcare facilities are generally subjected to state regulatory approval through certificate of need programs.

         A significant portion of the revenue of healthcare operators is derived from government reimbursement programs, such as Medicare and Medicaid. Although lease payments to the Company are not directly affected by the level of government reimbursement, to the extent that changes in these programs adversely affect healthcare operators, such changes could have an impact on their ability to make lease payments to the Company. The Medicare program is highly regulated and subject to frequent and substantial changes. In recent years, fundamental changes in the Medicare program (including the implementation of a prospective payment system in which facilities are reimbursed generally a flat amount based on a patient's diagnosis and not based on the facilities' cost for inpatient services at medical surgical hospitals) have resulted in reduced levels of payment for a substantial portion of healthcare services.

         Considerable uncertainties surround the future determination of payment levels under government reimbursement programs. In addition, governmental budgetary concerns may significantly reduce future payments made to healthcare operators as a result of government financed programs. It is possible that future payment rates will not be sufficient to cover cost increases in providing services to patients. Reductions in payments pursuant to government healthcare programs could have an adverse impact on a healthcare operator's financial condition and, therefore, could adversely affect the ability of such operator to make rental payments.

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

         The Company has had environmental assessments conducted on substantially all of the properties currently owned. The Company is not aware of any environmental condition or liability that management believes would have a material adverse effect on the Company's earnings, expenditures or continuing operations. While it is the Company's policy to seek indemnification relating to environmental liabilities or conditions, even where sale and purchase agreements do contain such provisions there can be no assurances that the seller will be able to fulfill its indemnification obligations. In addition, the terms of the Company's leases or financial support agreements do not give the Company control over the operational activities of its lessees or health care operators, nor will the Company monitor the lessees or healthcare operators with respect to environmental matters.

Insurance
---------

         The Company maintains appropriate liability and casualty insurance on its assets and operations. The Company has also obtained title insurance with respect to each of the properties it owns in amounts equal to their respective purchase prices, insuring that the Company holds title to each of the properties free and clear of all liens and encumbrances except those approved by the Company. Under their leases or financial support agreements, the healthcare operators are required to maintain, at their expense, certain insurance coverages relating to their operations at the leased facilities. In the opinion of management of the Company, each of the properties owned by the Company is adequately covered by hazard, liability and rent insurance.

Employees
---------

         As of March 15, 1999, the Company employed 206 people. None of the employees is a member of a labor union, and the Company considers its relations with its employees to be excellent.

Federal Income Tax Information
------------------------------

         The Company is and intends to remain qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company's net income which is distributed as dividends to shareholders will be exempt from federal taxation. Distributions to the Company's shareholders generally will be includable in their income; however, dividends distributed which are in excess of current and/or accumulated earnings and profits will be treated for tax purposes as a return of capital to the extent of a shareholder's basis and will reduce the basis of shareholders' shares.

Introduction
------------

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

         The Company believes that it is organized and is operating in conformity with the requirements for qualification and taxation as a REIT and that its method of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. The Company's qualification and taxation as a REIT depend upon its ability to meet, through actual annual operating results, the various income, asset, distribution, stock ownership and other tests discussed below. Accordingly, the Company can not guarantee that the actual results of operations for any one taxable year will satisfy such requirements.

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

         The Company may temporarily invest its working capital in short-term investments. Although the Company will use its best efforts to ensure that its income generated by these investments will be of a type which satisfies the 75% and 95% gross income tests, there can be no assurance in this regard (see the discussion above of the "new capital" rule under the 75% gross income test). Moreover, the Company may realize short-term capital gain upon sale or exchange of such investments, and such short-term capital gain would have been subject to the limitations imposed by the 30% gross income test for taxable years prior to 1998. The Company has analyzed its gross income through December 31, 1998, and has determined that it has met and expects to meet in the future the 75% and 95% gross income tests through the rental of the property it has and acquires, and by monitoring the sale of assets has not violated the 30% gross income test.

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

Asset Tests

         At the close of each quarter of its taxable year, the Company must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those includable in the 75% asset class. Finally, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed five percent of the value of the Company's total assets, and the Company may not own more than ten percent of any one issuer's outstanding voting securities. The Company, however, may own 100% of the stock of a corporation if such stock is held by the Company at all times during such subsidiary's existence. Such a subsidiary is called a "qualified REIT subsidiary". Under that circumstance, the qualified REIT subsidiary is ignored and its assets, income, gain, loss and other attributes are treated as being owned or generated by the Company for federal income tax purposes. The Company currently has 28 qualified REIT subsidiaries which it employs in the conduct of its business.

         If the Company meets the 25% requirement at the close of any quarter, it will not lose its status as a REIT because of a change in value of its assets unless the discrepancy exists immediately after the acquisition of any security or other property which is wholly or partly the result of an acquisition during such quarter. Where a failure to satisfy the 25% asset test results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of such quarter. The Company maintains and intends to continue to maintain adequate records of the value of its assets to maintain compliance with the 25% asset test and to take such action as may be required to cure any failure to satisfy the test within 30 days after the close of any quarter.

         In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income, if any, (after tax) from foreclosure property, over (B) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the four percent excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its "real estate investment trust taxable income," it will be subject to tax thereon. In addition, the Company will be subject to a four percent excise tax to the extent it fails within a calendar year to make "required distributions" to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31. The Company's distributions for 1998 were adequate to satisfy its distribution requirement.

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

Other Issues

         With respect to property acquired from and leased back to the same or an affiliated party, the IRS could assert that the Company realized prepaid rental income in the year of purchase to the extent that the value of the leased property exceeds the purchase price paid by the Company for that property. In litigated cases involving sale-leasebacks which have considered this issue, courts have concluded that buyers have realized prepaid rent where both parties acknowledged that the purported purchase price for the property was substantially less than fair market value and the purported rents were substantially less than the fair market rentals. Because of the lack of clear precedent and the inherently factual nature of the inquiry, the Company cannot give complete assurance that the IRS could not successfully assert the existence of prepaid rental income in such circumstances. The value of property and the fair market rent for properties involved in sale-leasebacks are inherently factual matters and always subject to challenge.

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

Disposition of Stock of the Company

         Gain recognized by a Non-U.S. Shareholder upon the sale or exchange of stock of the Company generally will not be subject to United States taxation unless such stock constitutes a USRPI within the meaning of FIRPTA. The stock of the Company will not constitute a USRPI so long as the Company is a "domestically controlled REIT." A "domestically controlled REIT" is a REIT in which at all times during a specified testing period less than 50% in value of its stock or beneficial interests are held directly or indirectly by Non-U.S. Shareholders. The Company believes that it will be a "domestically controlled REIT," and therefore that the sale of stock of the Company will not be subject to taxation under FIRPTA. However, because the stock of the Company is publicly traded, no assurance can be given that the Company is or will continue to be a "domestically controlled REIT." Notwithstanding the foregoing, gain from the sale or exchange of stock of the Company that is not otherwise subject to FIRPTA will be taxable to a Non-U.S. Shareholder if the Non-U.S. Shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States. In such case, the nonresident alien individual will be subject to a 30% United States withholding tax on the amount of such individual's gain.

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

Tax Legislation Enacted in 1998--Significant REIT Provisions

         The Internal Revenue Service Restructuring and Reform Act of 1998 and the Tax and Trade Relief Extension Act of 1998 (the "1998 Tax Acts") included various changes to the tax treatment of REITs. Set forth below is a summary of these changes.

         Modification of Distribution Rules. Effective for taxable years beginning after August 5, 1997, any distribution from a REIT will be deemed to first come from earnings and profits accumulated in a non-REIT year, if any. This provision should assist REITs in meeting the requirement for qualification as a REIT to have no earnings and profits accumulated in a non-REIT year. In the case of the Company, this provision was effective for its taxable year beginning January 1, 1998.

         Freeze Grandfather Status of Stapled REITs. Effective for taxable years ending after March 26, 1998, real property interests acquired after March 26, 1998 by certain "stapled REIT groups" are subjected to certain rules that generally limit the benefits of the stapled REIT structure. Neither the Company nor any of its subsidiaries or affiliates is a member of a stapled REIT group.

         Treatment of Certain Deductible Liquidating Distributions of REITs. Effective for distributions on or after May 22, 1998, certain otherwise tax-free liquidating distributions paid by a REIT to an 80-percent corporate owner are includible in the income of the recipient corporation. The Company has no such 80-percent corporate owner.

Real Estate Investment Trust Tax Proposals.

         The Clinton Administration's Fiscal Year 2000 Budget proposal includes three provisions of interest to REITs in general, two of which potentially affect the Company. These provisions (i) modify the structure of businesses which are indirectly conducted by the Company and could limit or negatively affect the Company's future ability to engage indirectly in certain business activities that cannot be conducted directly by the Company; (ii) modify treatment of closely held REITs, unlike the Company; and (iii) repeal tax-free conversion of large C corporations to S corporations, which would effectively tax the built-in gains of C corporations prospectively electing tax-free reorganizations, thus affecting an acquisition format employed by the Company in the past. The President's Budget proposal includes numerous other revenue provisions, none of which would materially impact the Company in the event of its adoption. The last action on the President's Year 2000 Budget proposal was the release by the Joint Committee on Taxation's "Description of Revenue Provisions Contained in the President's Fiscal Year 2000 Budget Proposal" on

February 22, 1999. Congress has yet to debate the broader implications of the President's Year 2000 Budget proposals, so there is no way to predict the outcome of these proposals or the eventual economic effect of these proposals on the Company if these proposals are enacted.

         Investors must recognize that the present federal income tax treatment of the Company may be modified by future legislative, judicial or administrative actions or decisions at any time, which may be retroactive in effect, and, as a result, any such action or decision may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS in the Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts. No prediction can be made as to the likelihood as to passage of any new tax legislation or other provisions either directly or indirectly affecting the Company or its shareholders.

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

Employee Benefit Plans, Tax-qualified Retirement Plans and IRAs

         Each fiduciary of an employee benefit plan subject to Title I of ERISA (an "ERISA Plan") should carefully consider whether an investment in stock of the Company is consistent with its fiduciary responsibilities under ERISA. In particular, the fiduciary requirements of Part 4 of Title I of ERISA require (i) an ERISA Plan's investments to be prudent and in the best interests of the ERISA Plan, its participants and beneficiaries, (ii) an ERISA Plan's investments to be diversified in order to reduce the risk of large losses, unless it is clearly prudent not to do so, (iii) an ERISA Plan's investments to be authorized under ERISA and the terms of the governing documents of the ERISA Plan and (iv) that the fiduciary not cause the ERISA Plan to enter into transactions prohibited under Section 406 of ERISA. In determining whether an investment in stock of the Company is prudent for purposes of ERISA, the appropriate fiduciary of an ERISA Plan should consider all of the facts and circumstances, including whether the investment is reasonably designed, as a part of the ERISA Plan's portfolio for which the fiduciary has investment responsibility, to meet the objectives of the ERISA Plan, taking into consideration the risk of loss and opportunity for gain (or other return) from the investment, the diversification, cash flow and funding requirements of the ERISA Plan and the liquidity and current return of the ERISA Plan's portfolio. A fiduciary should also take into account the nature of the Company's business, the length of the Company's operating history and other matters described below under "Cautionary Statements".

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

Status of the Company under ERISA

         A prohibited transaction may occur if the assets of the Company are deemed to be assets of the investing Plans and "parties in interest" or "disqualified persons" as defined in ERISA and Section 4975 of the Code, respectively deal with such assets. In certain circumstances where a Plan holds an interest in an entity, the assets of the entity are deemed to be Plan assets (the "look-through rule"). Under such circumstances, any person that exercises authority or control with respect to the management or disposition of such assets is a Plan fiduciary. Plan assets are not defined in ERISA or the Code, but the United States Department of Labor issued regulations in 1987 (the "Regulations") that outline the circumstances under which a Plan's interest in an entity will be subject to the look-through rule.

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

Cautionary Statements

         From time to time the Company may make forward-looking statements that reflect its current opinion about future events and financial performance. Readers should understand that the following important factors, among others, could affect the Company's actual results. These factors could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company has discussed many of these factors in prior filings with the Securities and Exchange Commission.

General Growth Strategy

         The Company follows a general growth strategy of providing integrated real estate services to the healthcare industry, including the following:
              Asset  management  and  strategic   planning  for  real  estate;
              Property administration, management and leasing services; Build-to-suit development of healthcare properties;
              The acquisition of existing healthcare properties; and Equity co-investment in healthcare provider acquisition transactions.

         By providing these services, the Company believes it can differentiate its market position, acquire needed capital, expand its asset base and increase revenue. The Company believes, however, that there are various risks inherent in this growth strategy. The following factors, among others, could affect the Company's ability to grow, and investors should consider them carefully.

Market Competition

         The Company competes for property management, development and new purchases with, among others:
              Investors;
              Healthcare  providers;
              Other healthcare  related real estate investment  trusts;
              Real estate  partnerships; and
              Financial institutions.

         These participants in the healthcare real estate marketplace are competing for attractive investments on an increasingly competitive basis, resulting in significant investment pressure on the Company. Consequently, many transactions undertaken by the Company's competitors do not meet the standards that the Company requires of its investments in terms of:
              The present and future  internal  rate of return;
              Credit and financial  support;

              Weighted average cost of capital; and
              Real estate investment fundamentals.

         The Company intends to adhere to its established standards and anticipates that it will be able to maintain steady conservative growth through the acquisition of quality real estate investments. However, increased competition for such assets from other REITs and traditional and non-traditional equity and debt capital sources may affect the growth and financial return of the Company.

         The Company's properties are also subject to competition from the properties of other healthcare providers, some of which have greater capital resources than the providers leasing the Company's facilities. All of the Company's properties operate in a competitive environment and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

Asset Growth

         The Company presently has limited access to capital which will slow the Company's growth. A REIT is required to make dividend distributions and retains little capital for growth. As a result, a REIT is required to grow through the steady investment of new capital in real estate assets. Since 1992, the REIT industry has been in an expansion mode and the growth of market valuation of REIT shares had provided REITs with increasing access to the capital markets. By the end of 1998, however, market valuations of REIT shares (including the Company's shares) had declined substantially with the result that the Company presently has limited access to capital from the equity market. The Company has already used all of its existing capital to acquire healthcare properties. It does, however, retain a significant amount of its available debt commitments and intends to undertake asset dispositions to release capital for additional investments. However, the Company may not be able to obtain additional equity or debt capital or dispose of assets at the time it requires additional capital. Moreover, the Company may not be able to obtain capital on terms that will permit it to acquire healthcare properties on a competitive basis.

         The Company may not be able to obtain additional capital or dispose of assets at the time it requires the funds to pay its debt obligations when due. On October 15, 1998, at the same time as the Capstone merger, the Company repaid the outstanding balances due under both Capstone's and its own unsecured credit facilities and entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. At December 31, 1998, the Company had available borrowing capacity of $94.0 million under the Unsecured Credit Facility.

         On October 15, 1998, at the time of the Capstone merger, the Company entered into a $200.0 million term loan (the "Term Loan Facility") with NationsBank, N. A. The Term Loan matures on April 16, 1999. The Company intends to exercise the option to extend the maturity date for an additional six month period in consideration of an extension payment of .30 of 1%. Repayment of the Term Loan Facility may require proceeds from additional equity offerings, disposition of assets, mortgaging its individual assets or refinancing of the Term Loan Facility.

         On or before September 1, 1999, the Company will be required to make an $18.0 million principal payment on its 7.41% Senior Notes due September 1, 2002.

         The Company may also be required to borrow money and mortgage its properties to fund any shortfall of cash necessary to meet cash distribution requirements necessary to maintain its REIT status.

         Failure of the Company to maintain or increase its dividend would reduce the market price of the Company's stock which could make it difficult for the Company to raise additional equity capital on favorable terms, if at all. The Company has raised its quarterly dividend each consecutive quarter since the Company's initial public offering. The ability to maintain or raise its dividend is dependent, to a large part, on growth of funds from operations. This growth in turn depends upon increased revenues from additional investments, rental increases and income from administrative and management services. Also impacting the Company's ability to continue to increase its dividends are the matters described below.

         The Company's current debt arrangements prohibit it from declaring or paying dividends at any time it fails to make any payment of principal, interest, fees or other amounts when due. These arrangements further prohibit the Company from declaring or paying dividends (other than as the Company determines are necessary to maintain its status as a REIT) if, at that time, any other event of default exists. Repayment of any borrowings, as well as the resulting interest expense and debt amortization, could negatively affect the Company's cash available for distribution. If the Company defaults on any loan secured by mortgages on any of its properties, the lenders may foreclose on such property, and as a result, the Company would lose its investment.

         The risks of development funding are greater than the risks associated with the purchase and lease-back of operating properties because of the potential for greater Company involvement in the development process due to developer or contractor failure to perform under the terms of the agreement. The Company has entered into funding arrangements with respect to 34 real estate properties currently in progress. The Company believes that development funding is an effective method to acquire new healthcare facilities that providers have determined are vital to their business. Development funding arrangements require the Company to provide the funding to enable healthcare operators to build facilities on property owned or leased by the Company. Investors must understand that the current portfolio of development funding may not be completed under the terms of the agreements.

         Transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. In addition, many of the properties are special-purpose facilities that may not be easily adaptable to uses unrelated to healthcare.

Revenue Growth

         The Company's general growth strategy requires continuing growth in the Company's funds from operations. The following factors, among others, can negatively affect the Company's funds from operations.

         Operators of senior living assets have come under increased financial pressure which may affect their ability to meet their obligations to the Company. While the Company had previously maintained approximately 20% of its portfolio in senior living assets, senior living assets now comprise 32% of its portfolio as a result of its acquisition of Capstone. The Company expects to reduce this percentage through prepayments of mortgages and dispositions; and the Company may dispose of a significant portion of these assets and employ the proceeds for other Company purposes. The Company may not be able to consummate such dispositions and consequently the Company may have a greater risk profile relative to senior living assets. Due to increased competition in the senior living assets sector, operators of senior living facilities have come under increased financial pressure; additionally, the implementation of the "prospective payment system" for Medicare reimbursements has added additional pressure on the operators. To date, one operator in this sector has declared bankruptcy, and the Company cannot be certain that additional operator failures in this sector will not occur. Pressures on the overall senior living sector will affect revenues and may affect the ability of the operators to fund their obligations to the Company.

         The investment returns available from equity investments in real estate depend largely on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. Real property investments are generally subject to varying degrees of risk. To offset the threat of insufficient revenue to meet operating expenses, debt service, capital expenditures and dividend payments, the Company requires net master leases or similar financial support with primary term periods for most of its investments. Nevertheless, the Company's properties are subject to all of the normal risks associated with real estate investments.

         Healthcare provider operations can affect the lease revenues and values of the Company's investments. The healthcare service industry continues to be a profitable, growing segment of the economy, supported by fundamentals that ensure continued growth. However, the industry is currently experiencing:
              Substantial changes in the method of delivery of healthcare services;
              Rising competition among healthcare providers for patients; Continuing pressure by private and governmental payors; and Increased scrutiny by federal and state authorities.

The changes can affect the economic performance of some or all of the tenants and sponsors who provide financial support to the Company's investments and, in turn, the lease revenues and the value of the Company's property investments.

         The Company's concentration on a few healthcare providers would magnify the negative affect on the Company if a larger provider were to suffer financial hardships. Currently 57.5% of the Company's real estate portfolio is leased to, or supported by its five largest healthcare provider clients. To varying degrees, these providers have experienced the pressures listed above. Negative performance by one or more of these providers could have an adverse impact to the support arrangements that the Company has with these providers and require the Company to rely solely upon rental revenue from occupant tenants. If the Company is required to rely solely upon tenant occupants with respect to one or more properties, it will experience the typical risks associated with real estate investments enjoying no supplemental credit support, including competition for individual tenants and the renewal or roll-over of existing leases.

         If the inpatient occupancy rate at a hospital near a Company facility deteriorated to a level at which operating cash flows would be insufficient to cover the payments to the Company, the Company would have to rely upon the general credit of the provider or the related guarantor, if any. Most of the hospitals adjacent to or associated with the Company's current properties and those to be acquired by the Company are substantially less than fully occupied on an inpatient basis. Despite such occupancy rates, however, the operating cash flow produced by such hospitals adequately covers related payments to the Company.

         If a provider lost its licensure or certification, the Company would have to obtain another provider for the affected facility. Healthcare providers are subject to federal and state laws and regulations which govern financial and other arrangements between healthcare operators. The Company cannot be certain that it could attract another healthcare provider on a timely basis or on acceptable terms. Failure to do so would hurt the Company's revenues.

         A failure of the Company to reinvest the proceeds from securities offerings and property dispositions could have an adverse effect on the Company's future revenues. From time to time, the Company will have cash available from (1) the proceeds of sales of shares of its securities, and (2) the sale of its properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. These arrangements require, among other items, a disposition of properties in the event of a healthcare provider's default, and upon the healthcare provider's exercise of an option to repurchase these properties. The Company must re-invest these proceeds, on a timely basis, in another healthcare investment or in a qualified short-term investment. While the Company has been able to do so in the past, the Company may not be able to invest proceeds on a timely basis or on acceptable terms in the future.

         The purchase of one or more properties may not be completed or may be delayed for various reasons. Acquisition delays will negatively impact revenues and may have the potential to adversely effect the Company's ability to increase its distributions to shareholders.

         Termination of property management engagements can result in lost income. The Company is engaged on its own behalf, and for the benefit of third-party property owners, in the following activities:
              Asset and property management;
              Day-to-day property management;
              Leasing of multi-tenanted healthcare properties; and Supervision of the development of new healthcare properties.

The terms of these service engagements can vary in duration from month-to-month to 15 years. Additionally, the Company regularly terminates engagements as a result of completion of the engagement assignment or the sale of managed properties by the Company or third-party owners. Termination of engagements results in lost future income stream. In addition, unamortized capital costs incurred in obtaining engagements must be charged against current revenues or established reserves. The Company has experienced significant fluctuation in the number of engagements in effect at any given time. This fluctuation generates uncertainty as to the predictability of net revenues. The Company is also subject to significant uncertainties because of the dynamic nature of the healthcare service industry, and increased competition from other real estate management companies entering the healthcare services industry. The Company may not be able to continue to be able to market or cross-sell its property management services successfully.

         Failure to maintain its status as a REIT, even in one taxable year, could cause the Company to reduce its dividends dramatically. The Company intends to qualify at all times as a REIT under the Code. If in any taxable year the Company does not qualify as a REIT, it would be taxed as a corporation. As a result, the Company could not deduct its distributions to the shareholders in computing its taxable income. Depending upon the circumstances, a REIT that loses its qualification in one year may not be eligible to re-qualify during the four succeeding years. Further, certain transactions or other events could lead to the Company being taxed at rates ranging from four to 100 percent on certain income or gains.

         President Clinton's Budget proposals could affect the Company's operations. The Clinton Administration's Fiscal Year 2000 Budget proposal includes three provisions of interest to REITs in general, two of which potentially affect the Company: (i) modification of the structure of businesses which are indirectly conducted by the Company, which could limit or negatively affect the Company's future ability to engage indirectly in certain business activities that cannot be conducted directly by the Company; and (ii) repeal of tax-free conversion of large C corporations to S corporations, which would effectively tax the built-in gains of C corporations prospectively electing tax-free reorganizations, thus affecting an acquisition format employed by the Company in the past.

Item 2.           Properties

Executive Offices
-----------------

         The Company's headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The lease agreement, covering approximately 20,569 square feet of rented space, expires on October 31, 2003, with two five-year renewal options. Annual rental is approximately $382,000.

Property Operations
-------------------

         The following table sets forth information regarding the Company's properties as of December 31, 1998.

                                                       Facility               Facility      Total                       Date
Facility Name                         Type (1)         Operator               Location    Investment    Encumbrances  Acquired
Orange Grove Medical Clinic                 AHF   Col/HCA Healthcare Corp.        AZ     $ 5,273,993            0       1993
Eaton Canyon Medical Building               AHF   Tenet Healthcare Corp.          CA       4,792,781            0       1995
Fountain Valley - AHF 1                     AHF   Tenet Healthcare Corp.          CA       5,556,385            0       1994
Fountain Valley - AHF 2                     AHF   Tenet Healthcare Corp.          CA       5,128,834            0       1994
Fountain Valley - AHF 3                     AHF   Tenet Healthcare Corp.          CA       9,002,040            0       1994
Fountain Valley - AHF 4                     AHF   Tenet Healthcare Corp.          CA       9,065,344            0       1994
Fountain Valley - AHF 5                     AHF   Tenet Healthcare Corp.          CA      15,434,588            0       1997
Valley Presbyterian (15211)                 AHF   Valley Presbyterian Hosp.       CA       7,538,204            0       1993
Valley Presbyterian (6840-50)               AHF   Valley Presbyterian Hosp.       CA       5,327,777            0       1993
Deering Medical Plaza                       AHF   Heathcare Realty Trust          FL       5,129,587            0       1994
East Pointe Medical Plaza                   AHF   Col/HCA Healthcare Corp.        FL       4,981,848            0       1994
Gulf Coast Medical Centre                   AHF   Heathcare Realty Trust          FL       4,922,637            0       1994
Southwest Medical Centre Plaza              AHF   Heathcare Realty Trust          FL       8,236,213            0       1994
Southwest Medical Centre Plaza II           AHF   Col/HCA Healthcare Corp.        FL       1,620,558            0       1995
Coral Gables Medical Plaza                  AHF   Tenet Healthcare Corp.          FL      11,215,274            0       1994
Palm Beach Medical Group Building           AHF   Phycor Inc.                     FL       4,015,316            0       1996
Palms of Pasadena Medical Plaza             AHF   Tenet Healthcare Corp.          FL       5,563,620            0       1994
Candler Parking Garage                      AHF   Candler Health Systems          GA       4,201,212            0       1994
Candler Professional Office Bldg (1)        AHF   Candler Health Systems          GA       7,193,045    1,000,000       1994
Candler Regional Heart Center               AHF   Candler Health Systems          GA       9,348,242            0       1995
North Fulton Medical Arts Plaza             AHF   Heathcare Realty Trust          GA       6,286,802            0       1993
Northwest Medical Center                    AHF   Heathcare Realty Trust          GA      10,710,322            0       1994
Overland Park Regional Medical Ctr          AHF   Col/HCA Healthcare Corp.        KS      10,463,707            0       1995
Hendersonville Medical Office Building      AHF   Col/HCA Healthcare Corp.        TN       3,138,889            0       1994
Bayshore Doctors Center                     AHF   Col/HCA Healthcare Corp.        TX       1,905,817            0       1993
Judson Medical Building                     AHF   Methodist                       TX         779,908            0       1996
Oregon Medical Building                     AHF   Col/HCA Healthcare Corp.        TX      18,485,079            0       1993
Rosewood Professional Building              AHF   Col/HCA Healthcare Corp.        TX       5,252,820            0       1994
Spring Branch Professional Building         AHF   Col/HCA Healthcare Corp.        TX      14,301,748            0       1993
Toepperwein Medical Center                  AHF   Methodist                       TX       3,057,056            0       1996
Lake Pointe Medical Plaza                   AHF   Tenet Healthcare Corp.          TX       1,737,128            0       1993
Southwest General Birthing Center           AHF   Tenet Healthcare Corp.          TX       3,236,289            0       1993
Trinity Valley Birthing Center              AHF   Tenet Healthcare Corp.          TX       3,671,601            0       1994
Chippenham Medical Offices                  AHF   Col/HCA Healthcare Corp.        VA       3,771,668            0       1994
Chippenham Medical Offices                  AHF   Col/HCA Healthcare Corp.        VA       4,593,463            0       1994
Johnston-Willis Medical Offices             AHF   Col/HCA Healthcare Corp.        VA       8,773,577            0       1994
Johnston-Willis Medical Offices             AHF   Col/HCA Healthcare Corp.        VA       5,855,716            0       1996
Lewis Gale-Clinic, Keagy, Braeburn, Fl      AHF   Phycor Inc.                     VA      27,607,442            0       1996
Lewis Gale - Medical Foundation             AHF   Phycor Inc.                     VA       1,433,579            0       1996
Trinity West Medical Plaza                  AHF   Tenet Heathcare/HRT, Inc.       TX       5,935,565            0       1997
Rothsville Medical Center Complex           AHF   Ephrata Community Hosp.         PA       4,185,189            0       1998
American Sports Medicine Institute          AHF   Healthsouth                     AL       4,477,033            0       1998
Beaumont Regional Prof Tower                AHF   Col/HCA Healthcare Corp.        TX      10,720,697            0       1998
Bellaire Medical Plaza                      AHF   Col/HCA Healthcare Corp.        TX       9,317,196            0       1998
Birmingham Medical Building I               AHF   Healthsouth                     AL       6,576,052            0       1998
Birmingham Medical Building II              AHF   Healthsouth                     AL      13,431,121            0       1998
Burbank Mulliken Medical Plaza(3)           AHF   MedPartners                     CA       6,681,150            0       1998
Cool Springs Medical Center                 AHF   Cool Springs                    TN      10,198,967    4,531,786       1998
Daniel Medical Center                       AHF   Winter Park                     FL       7,610,508            0       1998
Desert Springs Medical Plaza                AHF   Quorum                          NV       6,559,142            0       1998
Goodyear Clinic                             AHF   Quorum                          AL       2,242,890            0       1998
Hamiter Building                            AHF   Quorum                          AL       6,116,092            0       1998
Larkin Medical Building Annex               AHF   Healthsouth                     FL       3,148,220            0       1998
One-7000 Larkin Building                    AHF   Healthsouth                     FL      18,542,361            0       1998
Gadsden Medical Building II                 AHF   Quorum                          AL       8,108,661            0       1998
Midway Medical Plaza                        AHF   Tenet Healthcare Corp.          CA      27,015,735            0       1998
Richmond Medical Bldg I                     AHF   Healthsouth                     VA      13,995,570            0       1998
Sarasota Medical Center                     AHF   Col/HCA Healthcare Corp.        FL      18,987,150    8,770,158       1998
Southwest General Medical Bldg              AHF   New Medical Prop. Invest.       TX       3,224,271            0       1998


Sunrise Mountainview Medical Center         AHF   Col/HCA Healthcare Corp.        NV      40,299,044   22,830,034       1998
The Grand Court of Abilene                  ALF   Grand Court                     TX      10,033,174            0       1998
Outlook Pointe/Creekview(ALCO IV)(3)        ALF   Balanced Care                   PA       6,562,185            0       1998
Augusta Gardens                             ALF   Matrix                          GA       5,948,471            0       1998
Bloomsburg Manor Pers Care Ret Ctr          ALF   Balanced Care                   PA       4,109,215            0       1998
Joe Clark Residential Care Home             ALF   Balanced Care                   MO       1,525,522            0       1998
Outlook Pointe at Danville(ALCOIII)         ALF   Balanced Care                   VA       5,919,470            0       1998
The Grand Court of El Paso                  ALF   Grand Court                     TX      10,414,123            0       1998
Outlook Pointe at Greensboro(3)             ALF   Balanced Care                   NC       3,711,839            0       1998
Outlook Pointe at Harrisburg                ALF   Balanced Care                   PA       4,535,119            0       1998
Outlook Pointe at Harrisonburg(ALCOI)       ALF   Balanced Care                   VA       5,218,118            0       1998
Kingsley Place of Henderson                 ALF   Senior Lifestyles               TX       5,831,076            0       1998
Summervillerville at Hillsborough(3)        ALF   Summerville                     NJ       6,268,372            0       1998
Jaylene Manor Nursing Home                  ALF   Senior Lifestyles               FL       1,760,492            0       1998
Jenni-Lynn                                  ALF   Senior Lifestyles               SC       2,998,788            0       1998
Kingston Manor Pers Care & Retir Ctr        ALF   Balanced Care                   PA       4,092,720            0       1998
Balanced Care at Lamar                      ALF   Balanced Care                   MO       1,525,522            0       1998
Kingsley Place of McKinney                  ALF   Senior Lifestyles               TX       6,898,713            0       1998
Kingsley Place Med Center of Oakwell        ALF   Senior Lifestyles               TX       7,510,987            0       1998
Mid Valley Manor Pers Care Retire Ctr       ALF   Balanced Care                   PA       3,878,305            0       1998
The Terraces at Balanced Care, NV I         ALF   Balanced Care                   MO       1,525,522            0       1998
The Terraces at Balanced Care,NV II         ALF   Balanced Care                   MO       1,525,522            0       1998
Kingsley Place of Oakwell                   ALF   Senior Lifestyles               TX       7,970,947            0       1998
Summervillerville at Ocoee(3)               ALF   Summerville                     FL       3,028,408            0       1998
Old Forge Manor Pers care & Retir Ctr       ALF   Balanced Care                   PA       2,693,139            0       1998
Outlook Pointe at Ravenna                   ALF   Balanced Care                   OH       4,329,238            0       1998
River Landings Medical Centre               ALF   Col/HCA Healthcare Corp.        FL       1,526,957            0       1998
Outlook Pointe at Roanoke(ALCOII)           ALF   Balanced Care                   VA       5,565,246            0       1998
The Grand Court of San Angelo               ALF   Grand Court                     TX      10,940,052            0       1998
Summervillerville at Stafford(3)            ALF   Summerville                     NJ       7,258,624            0       1998
Summervillerville at Torrington(3)          ALF   Summerville                     CT       9,296,809            0       1998
West View Manor Personal Care               ALF   Balanced Care                   PA       2,800,352            0       1998
The Grand Court of Wichita Falls            ALF   Grand Court                     TX      11,553,754            0       1998
Zephyrhills Medical Clinic                  ALF   Col/HCA Healthcare Corp.        FL       1,390,385            0       1998
Port Orange(3)                              ALF   Summerville                     FL       3,178,197            0       1998
Bakersfield Surgery Center                  ASC   Healthsouth                     CA       1,046,229            0       1993
Valley View Surgery Center                  ASC   Healthsouth                     NV       3,800,571            0       1994
Physicians Daysurgery Center                ASC   Col/HCA Healthcare Corp.        TX       2,039,563            0       1993
Bonita Bay Medical Centre                   ASC   Col/HCA Healthcare Corp.        FL      10,655,720    4,716,724       1998
Cape Coral Medical Plaza                    ASC   Col/HCA Healthcare Corp.        FL       5,523,307    3,316,446       1998
North Shore Surgical Center                 ASC   Healthsouth                     IL       1,385,364            0       1998
Northlake Surgical Center                   ASC   Col/HCA Healthcare Corp.        GA       1,487,552            0       1998
South County Medical Ctr I                  ASC   Healthsouth                     MO      11,420,902            0       1998
West County Surgery Center                  ASC   Healthsouth                     MO       4,092,582            0       1998
St. Andrews(2)                              CAC   Col/HCA Healthcare Corp.        FL      11,528,045            0       1996
Five Points Medical Building                CAC   Tenet Healthcare Corp.          FL      10,955,235            0       1995
Huebner Medical Center                      CAC   Huebner                         TX      12,049,818            0       1993
Huebner Medical Center II                   CAC   Huebner                         TX       9,666,769            0       1994
Cedar Park Ctr Hlthcare(Navarre)(3)         CAC   Arcon                           FL       4,631,479            0       1998
Arcon-Defuniak                              CAC   Arcon                           FL       6,255,220            0       1998
Crystal Beach Center for Healthcare         CAC   Arcon                           FL       5,645,166            0       1998
Hazelwood(3)                                CAC   Healthsouth                     MO       7,000,358            0       1998
Arcon Mesquite Healthcare                   CAC   Arcon                           NV       6,155,138            0       1998


Scottsdale(3)                               CAC   Healthsouth                     AZ       6,705,071            0       1998
Arcon Soddy Daisy Ctr for Hlthcare          CAC   Arcon                           TN       4,555,865            0       1998
Suburban Heights Medical Center             CAC   MedPartners                     IL      11,133,061            0       1998
Kerlan Jobe                                 CAC   Kerlan Jobe Orthopae Clinic     CA      21,852,586            0       1998
Little Rock Rehab Center                    CAC   Healthsouth                     AR       2,882,403            0       1998
Virginia Beach Rehabilitation Center        CAC   Healthsouth                     VA       2,043,725            0       1998
Coral Gables Rehabilitation Center          CAC   Healthsouth                     FL       3,218,014            0       1998
HS Rehab Hosp of Montgomery                 IRF   Healthsouth                     AL      17,388,466            0       1998
HS Rehab Hosp of Nittany Valley             IRF   Healthsouth                     PA      19,247,609            0       1998
HS Rehab hosp of Tallahassee                IRF   Healthsouth                     FL      11,482,882            0       1998
HS Rehab Hosp of York                       IRF   Healthsouth                     PA      19,247,609            0       1998
HS Rehab Hosp-Gr Pittsb(Allegheny)          IRF   Healthsouth                     PA      17,499,957            0       1998
HS Rehab Hosp of Altoona                    IRF   Healthsouth                     PA      19,521,299            0       1998
Great Lakes Rehab Hospital                  IRF   Healthsouth                     PA      20,498,812            0       1998
HS Rehab Hosp of Mechanicsburg              IRF   Healthsouth                     PA      14,120,747            0       1998
Richmond Medical Bldg II                    IRF   Healthsouth                     VA       2,938,560            0       1998
Southeast Texas Rehab Hospital              IRF   Healthsouth                     TX      12,673,171            0       1998
Bradley Medical Building                    MOB   Bradley Mem Hosp                TN       8,729,905            0       1997
Rowlett Medical Plaza                       MOB   Tenet Healthcare Corp.          TX       1,976,372            0       1994
New River Valley Med. Arts Building         MOB   Col/HCA Healthcare Corp.        VA         926,023            0       1993
Valley Medical Center                       MOB   Col/HCA Healthcare Corp.        VA       1,015,117            0       1993
Lewis Gale-Business & Child Care Ctr        MOB   Phycor Inc.                     VA       6,766,956            0       1996
Lewis Gale - Valley View                    MOB   Phycor Inc.                     VA       5,121,498            0       1996
Clinica Latina                               PC   Tenet Healthcare Corp.          CA         724,470            0       1995
Southwest Florida Orthopedic Center          PC   Col/HCA Healthcare Corp.        FL       3,604,186            0       1994
Medical & Surgical Institute of Ft. Laud     PC   Tenet Healthcare Corp.          FL       5,213,956            0       1994
Doctors' Clinic                              PC   Phycor Inc.                     FL      10,305,181            0       1993
Woodstock Clinic                             PC   Tenet Healthcare Corp.          GA       2,673,880            0       1994
Durham Medical Center                        PC   Durham                          TX       8,591,752            0       1993
Valley Diag Med and Surgical Ctr             PC   Phycor Inc.                     TX       4,458,322            0       1993
Lewis Gale - Bent Mountain Rd Clinic         PC   Phycor Inc.                     VA         350,203            0       1996
Lewis Gale - Bohnsack Clinic                 PC   Phycor Inc.                     VA         674,806            0       1996
Lewis Gale - Craig County Clinic             PC   Phycor Inc.                     VA         182,269            0       1996
Lewis Gale - Family Practice Center          PC   Phycor Inc.                     VA       1,151,983            0       1996
Lewis Gale - Fincastle Clinic                PC   Phycor Inc.                     VA         337,915            0       1996
Lewis Gale - Spartan Drive                   PC   Phycor Inc.                     VA         901,107            0       1996
Vanderbilt-MetroCenter Healthcare            PC   Vanderbilt Univ. Med. Ctr.      TN       1,889,836            0       1998
Vanderbilt-Hickory Hollow Healthcare         PC   Vanderbilt Univ. Med. Ctr.      TN       2,057,416            0       1998
Vanderbilt-Rivergate Healthcare              PC   Vanderbilt Univ. Med. Ctr.      TN       1,981,966            0       1998
Vanderbilt-Cool Springs Healthcare           PC   Vanderbilt Univ. Med. Ctr.      TN       2,186,828            0       1998
Agawam Health Center                         PC   MedPartners                     MA       2,515,941            0       1998
Baintree Health Care Center                  PC   MedPartners                     MA       7,491,318            0       1998
Brookstone Office Building                   PC   MedPartners                     FL       6,618,440            0       1998
Chicopee Health Care Center                  PC   MedPartners                     MA       9,036,049            0       1998
Clayton Big Bend Medical Center              PC   SSM Health Systems, Inc.        MO       5,203,944            0       1998
Columbus OB/GYN Clinic                       PC   MedPartners                     GA       2,575,508            0       1998
Framingham Health Care Center                PC   MedPartners                     MA       3,889,036            0       1998
Greenwood Medical Building                   PC   MedPartners                     TN       2,506,600            0       1998
HS Imaging Center at Highlands               PC   Healthsouth                     AL       2,589,996            0       1998
Indialantic Medical Building                 PC   MedPartners                     FL       2,157,879            0       1998
Kelsey-Seybold Clinic West                   PC   MedPartners                     TX      16,144,736            0       1998
McCollough Clinic                            PC   MedPartners                     AL       8,210,985            0       1998


Melbourne Internal Medicine Clinic           PC   MedPartners                     FL       3,820,375            0       1998
Melbourne Medical Building                   PC   MedPartners                     FL      13,255,550            0       1998
Methuen Health Care Center                   PC   MedPartners                     MA       7,274,682            0       1998
Par Place Medical Ctr                        PC   MedPartners                     FL       8,175,460            0       1998
South County Medical Ctr II                  PC   Healthsouth                     MO       4,069,228            0       1998
West Palm Beach Medical Bldg                 PC   MedPartners                     FL         840,269            0       1998
Life Care Center of Globe                   SNF   Life Care Ctrs of America       AZ       2,873,661            0       1997
Fountain Valley - Living Care Center        SNF   Tenet Healthcare Corp.          CA      12,687,699            0       1994
Life Care Center of Aurora                  SNF   Life Care Ctrs of America       CO       6,230,515            0       1994
Life Care Center of Greeley                 SNF   Life Care Ctrs of America       CO      12,417,625            0       1997
Life Care Center of Centerville             SNF   Life Care Ctrs of America       TN       5,046,153            0       1997
Life Care Center of Lynchburg               SNF   Life Care Ctrs of America       TN       3,289,203            0       1997
Life Care Center of Westminster             SNF   Life Care Ctrs of America       CO       7,759,595            0       1996
Life Care Center of Orange Park             SNF   Life Care Ctrs of America       FL      10,205,696            0       1995
New Harmonie Healthcare Center              SNF   Centennial Heathcare            IN       3,640,140            0       1993
Life Care Center of Wichita                 SNF   Life Care Ctrs of America       KS       7,592,661            0       1996
Fenton Extended Care Center                 SNF   Centennial Heathcare            MI       3,540,494            0       1993
Meadows Nursing Center                      SNF   Centennial Heathcare            MI       3,284,185            0       1993
Ovid Convalescent Manor                     SNF   Centennial Heathcare            MI       3,143,156            0       1993
Wayne Convalescent Center                   SNF   Centennial Heathcare            MI       1,049,352            0       1993
Westgate Manor Nursing Home                 SNF   Centennial Heathcare            MI       1,697,049            0       1993
Life Care Center of Forth Worth             SNF   Life Care Ctrs of America       TX       9,445,015            0       1995
Life Care Center of Houston                 SNF   Life Care Ctrs of America       TX      10,020,503            0       1995
Life Care Center of Columbia                SNF   Life Care Ctrs of America       TN               0            0       1997
Blakely-Pine Health Care Center             SNF   Balanced Care                   PA       2,931,114            0       1998
Adams Christian Convalescent Ctr(4)         SNF   Quality Link                    VA       6,938,969   16,516,611       1998
The Village Nursing Ctr (Ft Union)(4)       SNF   Quality Link                    VA       3,201,294            0       1998
The Laurels of Forest Glen(4)               SNF   Quality Link                    VA       6,163,582            0       1998
The Meadows of Goochland(4)                 SNF   Quality Link                    VA       4,724,495            0       1998
Kingston Health Care Center                 SNF   Balanced Care                   PA       5,001,045            0       1998
The Brian Ctr Health &  Rehab (4)           SNF   Quality Link                    VA       5,284,301            0       1998
Mountain View Nursing Home                  SNF   Integrated Health               PA      12,643,993            0       1998
Twin Oaks Convalescent Home(4)              SNF   Quality Link                    VA       3,451,885            0       1998
IHS of Northern Virginia(Alexandria)        SNF   Integrated Health               VA      12,878,424            0       1998
Gravois Nursing Center                      SNF   Integrated Health               MO      10,997,354            0       1998
Midtown Medical Center                      OTH   Midtown                         AL       8,757,955            0       1993
Puckett Laboratory                          OTH   Pathology Laboratories          MS       4,285,485            0       1993
Desert Vista Hospital                       OTH   Ramsay                          AZ               -            0       1998
Mission Vista Hospital                      OTH   Ramsay                          TX       6,276,614            0       1998
Havenwyck Hospital                          OTH   Ramsay                          MI      14,443,406            0       1998
Tucson MOB(3)                               OTH   MedCath                         AZ       2,517,732            0       1998
                                                                                           ---------            -
                                            Total Real Estate                          1,384,275,234   61,681,759
                                                                                       -------------   ----------
                                            Corporate Property                             3,279,517            0

                                            Total Property                            $1,387,554,751  $61,681,759
                                                                                      ==============  ===========


(1) This encumbrance is to protect the lessee's interest in their security deposit.

(2) Consists of three buildings, with one building being an MOB that is in construction as of 12/31/98.

(3) Development at 12/31/98.

(4) All 6 of the properties are encumbered by one mortgage with a 12/31/98 balance of $16,516,610.

(5) Facility Types:
          AHF            Ancillary Hospital Facilities

          ALF            Assisted Living Facilities

          ASC            Ambulatory Surgery Centers

          CAC            Comprehensive Ambulatory Care Centers

          IRF            Inpatient Rehabilitation Facilities

          MOB            Medical Office Buildings

           PC            Physician Clinics

          SNF            Skilled Nursing Facilities

          OTH            Other

Item 3.           Legal Proceedings
-------

         The Company is not aware of any material legal action pending or threatened against it.

Item 4.           Submission of Matters to a Vote of Securityholders
-------

         On October 15, 1998, the holders of the Company's Common Stock met at a special meeting and approved the issuance of shares of Common Stock and Preferred Stock in connection with the merger with Capstone Capital Corporation described above by the following vote:


       Votes Cast           Votes Cast Against            Abstentions/
        in Favor                or Withheld             Broker Non-votes
       13,310,774                 200,879                    185,547


         No other matter was submitted to a vote of shareholders during the fourth quarter of 1998.

                                     Part II
                                     -------
Item 5.           Market for Registrant's Common Equity and  Related Stockholder
------              Matters

         Information relating to the Company's Common Stock, set forth on page 36 of the Company's 1998 Annual Report to Shareholders under the caption "Common Stock," is incorporated herein by reference.

         The Company made no private sales of equity securities during 1998.

Item 6.           Selected Financial Data
------
         The Company's selected financial data, set forth on page 9 of its 1998 Annual Report to Shareholders under the caption "Selected Financial Information," is incorporated herein by reference.

Item 7.           Management's Discussion and Analysis of Financial Condition
------              and Results of Operations

         The Company's information relating to management's discussion and analysis of financial condition, set forth on pages 10 through 17 of the Company's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
-------
         See "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth at pages 16 through 17 of the Company's 1998 Annual Report to Shareholders.

Item 8.           Financial Statements and Supplementary Data
------
         The Company's financial statements and the related notes, together with the report of Ernst & Young LLP thereon, set forth at pages 18 through 34 of the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.           Changes in and Disagreements with  Accountants  on  Accounting
------              and Financial Disclosure

         None.

                                    Part III
                                    --------
Item 10.          Directors and Executive Officers of the Registrant
-------
Directors

         Information with respect to directors, set forth on pages one through three of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 under the caption "Election of Directors," is incorporated herein by reference.

Executive Officers

         The executive officers of the Company are:

Name                                            Age         Position
David R. Emery........................           54         Chairman of the Board, Chief Executive Officer &
                                                               President
Timothy G. Wallace....................           40         Executive Vice President & Chief Financial Officer
Roger O. West.........................           54         Executive Vice President & General Counsel

         Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for 29 years.

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

Item 11.          Executive Compensation
-------
         Information relating to executive compensation, set forth on pages five through eight of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 under the caption "Executive Compensation," is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
-------
         Information relating to the security ownership of management and certain beneficial owners, set forth on pages four through five of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 under the caption "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions
-------
         Information relating to certain relationships and related transactions, set forth on page 13 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

                                     Part IV


Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------
(a)               Index to Pro Forma and Historical Financial Statements,
                  Financial Statement Schedules and Exhibits

                  (1)      Financial Statements:
                           --------------------
                           The  following  financial  statements  of  Healthcare
                  Realty Trust  Incorporated  are  incorporated  by reference in
                  Item 8 from the 1998 Annual Report to Shareholders:

Audited Consolidated Financial Statements
-----------------------------------------
         -        Independent Auditors' Report.
         -        Consolidated Balance Sheets - December 31, 1998 and 1997.
         -        Consolidated Statements of Income for the years ended
                  December 31, 1998, December 31, 1997 and December 31, 1996.
         -        Consolidated  Statements of Stockholders' Equity for the years ended  December 31,  1998,  December 31, 1997 and December 31,
                  1996.
         -        Consolidated Statements of Cash Flows for the years ended
                  December 31, 1998, December 31, 1997 and December 31, 1996.
         -        Notes to Consolidated Financial Statements.

                  (2)      Financial Statement Schedules:
                           -----------------------------
                  Schedule III -- Real Estate and Accumulated Depreciation at
                  December 31, 1998.................S-1

                  Schedule IV - Mortgage Loans on Real Estate at December 31, 1998

                  All  other   schedules  are  omitted   because  they  are  not
                  applicable  or not  required  or because  the  information  is included in the  consolidated  financial  statements  or notes thereto.

                  (3)      Exhibits:

Exhibit
Number            Description of Exhibits
-------           -----------------------
3.1      --       Second Articles of Amendment and Restatement of the Registrant.(1)
3.2      --       Second Amended and Restated Bylaws of the Registrant.(2)
4        --       Specimen stock certificate.(1)
10.1     --       1993 Employees Stock Incentive Plan of Healthcare Realty Trust Incorporated.(1)
10.2     --       1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust
                  Incorporated.(4)
10.3     --       Executive Retirement Plan, as amended. (5)
10.4     --       Retirement Plan for Outside Directors.(1)
10.5     --       Deferred Compensation Plan.(1)
10.6     --       Dividend Reinvestment Plan.(2)
10.7     --       Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty
                  Trust Incorporated. (5)
10.8     --       Amended and Restated Employment Agreement by and between Roger O. West and Healthcare Realty
                  Trust Incorporated. (5)
10.9     --       Amended and Restated Employment Agreement by and between Timothy G. Wallace and Healthcare
                  Realty Trust Incorporated. (5)


10.10.   --       Revolving Credit Agreement, dated as of October 15, 1998, among Healthcare Realty Trust
                  Incorporated, NationsBank, N.A., First Union National Bank, Societe Generale, and Bank Austria
                  Creditanstalt Corporate Finance, Inc. (filed herewith)
10.11    --       Term Credit Agreement, dated as of October 15, 1998, among Healthcare Realty Trust
                  Incorporated, Capstone Capital Corporation, NationsBank, N.A., and the other lending banks
                  (filed herewith)
10.12    --       Form of Note Purchase Agreement, dated as of September 1, 1995, pertaining to $90,000,000 aggregate principal amount of 7.41% Senior Notes due September 1, 2002.(3)
11       --       Statement re computation of per share earnings (contained in Note 10 to the Notes to the
                  Consolidated Financial Statement in the Annual Report to Shareholders for the year ended
                  December 31, 1998 filed herewith as Exhibit 13).
13       --       Annual Report to Shareholders for the year ended December 31, 1998 (filed herewith).
21       --       Subsidiaries of the Registrant (filed herewith).
23       --       Consent of Ernst & Young LLP, independent auditors (filed herewith).
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

(3)               Filed  as an  exhibit  to the  Company's  10-Q  for  the  quarter  ended  September 30,  1995  and  hereby incorporated by reference.

(4)               Filed  as an  exhibit  to the  Company's  Form  10-K for the  year  ended  December  31,  1995 and  hereby incorporated by reference.

(5)               Filed as an  exhibit  to the  Company's  Form  10-K  for the  year  ended  December 31,  1996  and  hereby incorporated by reference.

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

         5.       Deferred Compensation Plan (filed as Exhibit 10.5)

         6. Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated (filed as Exhibit 10.7)

         7. Amended and Restated Employment Agreement by and between Roger O. West and Healthcare Realty Trust Incorporated (filed as Exhibit 10.8)

         8. Amended and Restated Employment Agreement by and between Timothy G. Wallace and Healthcare Realty Trust Incorporated (filed as Exhibit 10.9)

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the last quarter of 1998.

                                    Date of Report       Items Reported
                                    --------------       --------------
                   October 30, 1998                           2, 7
                   December 9, 1998 (8-K/A)                     7

         Said reports included the financial statements and pro forma financial statements required by Item 2 for the Capstone merger.

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3).

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 26, 1999.

                                 HEALTHCARE REALTY TRUST INCORPORATED


                                 By:   /s/ David R. Emery
                                    --------------------------------------------
                                                 David R. Emery
                                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                                                  Title                       Date
/s/ David R. Emery                                 Chairman, President and         March 26, 1999
-------------------------------------------   Chief Executive Officer (Principal
David R. Emery                                        Executive Officer)



/s/ Timothy G. Wallace                             Executive Vice President        March 26, 1999
-------------------------------------------       and Chief Financial Officer
Timothy G. Wallace                               (Principal Financial Officer)



/s/ Fredrick M. Langreck                            Senior Vice President          March 26, 1999
-------------------------------------------              and Treasurer
Fredrick M. Langreck


/s/ Scott W. Holmes                                Senior Vice President -         March 26, 1999
-------------------------------------------          Financial Reporting
Scott W. Holmes


/s/ Errol L. Biggs, Ph.D.                                  Director                March 26, 1999
-------------------------------------------
Errol L. Biggs, Ph.D.


/s/ Thompson S. Dent                                       Director                March 26, 1999
-------------------------------------------
Thompson S. Dent


/s/ Charles Raymond Fernandez, M.D.                        Director                March 26, 1999
-------------------------------------------
Charles Raymond Fernandez, M.D.


/s/ Batey B. Gresham, Jr.                                  Director                March 26, 1999
-------------------------------------------
Batey B. Gresham, Jr.


/s/ Marliese E. Mooney                                     Director                March 26, 1999
-------------------------------------------
Marliese E. Mooney


/s/ Edwin B. Morris, III                                   Director                March 26, 1999
-------------------------------------------
Edwin B. Morris, III


/s/ John Knox Singleton                                    Director                March 26, 1999
-------------------------------------------
John Knox Singleton

Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 1998

                                                ----------------Land----------------   ----Buildings, Improvements and CIP----

                                                                 Costs                                  Costs
                                                              Capitalized                             Capitalized
                                    Facility    Initial        Subsequent                 Initial     Subsequent
                                                                   to                                      to
Facility Type/Name    Operator      Location   Investment     Acquisition    Total      Investment    Acquisition      Total
------------------    --------      --------   ----------     -----------    -----      ----------    -----------      -----
Ancillary Hospital
 Facilities

Orange Grove Medical  Col/HCA         AZ         308,070             0       308,070     4,965,923             0     4,965,923
Clinic                Healthcare
Eaton Canyon Medical  Tenet           CA       1,337,483             0     1,337,483     3,122,980       332,318     3,455,297
Building              Healthcare
Fountain Valley -     Tenet           CA       2,218,847             0     2,218,847     3,319,804        17,734     3,337,538
AHF 1                 Healthcare
Fountain Valley -     Tenet           CA       2,059,953             0     2,059,953     3,068,881             0     3,068,881
AHF 2                 Healthcare
Fountain Valley -     Tenet           CA       3,149,515             0     3,149,515     5,666,654       185,871     5,852,525
AHF 3                 Healthcare
Fountain Valley -     Tenet           CA       3,160,865             0     3,160,865     5,859,967        44,513     5,904,479
AHF 4                 Healthcare
Fountain Valley -     Tenet           CA               0             0             0    15,342,398        92,190    15,434,588
AHF 5                 Healthcare
Valley Presbyterian   Valley          CA       1,720,127             0     1,720,127     5,797,840             0     5,797,840
(15211)               Presbyterian
                      Hosp.
Valley Presbyterian   Valley          CA       1,522,222             0     1,522,222     3,787,288             0     3,787,288
(6840-50)             Presbyterian
                      Hosp.
Deering Medical Plaza Heathcare       FL               0             0             0     5,072,041        57,546     5,129,587
                      Realty Trust
East Pointe Medical   Col/HCA         FL          45,216             0        45,216     4,936,632             0     4,936,632
Plaza                 Healthcare
Gulf Coast Medical    Heathcare       FL               0             0             0     4,843,314        79,323     4,922,637
Centre                Realty Trust
Southwest Medical     Heathcare       FL               0             0             0     8,042,864       193,349     8,236,213
Centre Plaza          Realty Trust
Southwest Medical     Col/HCA         FL               0             0             0     1,620,558             0     1,620,558
Centre Plaza II       Healthcare
Coral Gables Medical  Tenet           FL         532,112             0       532,112    10,677,707         5,454    10,683,162
Plaza                 Healthcare
Palm Beach Medical    Phycor Inc.     FL               0             0             0     3,830,316       185,000     4,015,316
Group Building
Palms of Pasadena     Tenet           FL               0         4,470         4,470     4,245,652     1,199,218     5,444,869
Medical Plaza         Healthcare
Candler Parking       Candler         GA               0             0             0     4,201,212             0     4,201,212
Garage                Health Systems
Candler Prof Office   Candler         GA               0             0             0     7,177,853        15,193     7,193,045
Building (2)          Health Systems
Candler Regional      Candler         GA               0             0             0     9,269,058        79,184     9,348,242
Heart Center          Health Systems
North Fulton Medical  Heathcare       GA         696,248             0       696,248     4,814,870       737,275     5,552,145
Arts Plaza            Realty Trust

                                      -S1-

Northwest Medical     Heathcare       GA       1,268,962             0     1,268,962     8,492,284       937,206     9,429,490
Center                Realty Trust
Overland Park Reg     Col/HCA         KS               0             0             0    10,334,541       120,386    10,454,928
Medical Center        Healthcare
Hendersonville        Col/HCA         TN         395,056             0       395,056     2,643,834       100,000     2,743,834
Medical Office Bldg   Healthcare
Bayshore Doctors      Col/HCA         TX         125,471             0       125,471     1,767,800             0     1,767,800
Center                Healthcare
Judson Medical        Methodist       TX         159,384             0       159,384       598,293        22,230       620,523
Building
Oregon Medical        Col/HCA         TX         999,193             0       999,193    17,445,918             0    17,445,918
Building              Healthcare
Rosewood              Col/HCA         TX         682,867             0       682,867     4,569,953             0     4,569,953
Professional Building Healthcare
Spring Branch         Col/HCA         TX       3,833,077             0     3,833,077    10,295,139             0    10,295,139
Professional Building Healthcare
Toepperwein Medical   Methodist       TX         497,982             0       497,982     2,040,742       518,331     2,559,073
Center
Lake Pointe Medical   Tenet           TX         217,941             0       217,941     1,507,164             0     1,507,164
Plaza                 Healthcare
Southwest General     Tenet           TX         124,000             0       124,000     3,112,289             0     3,112,289
Birthing Center       Healthcare
Trinity Valley        Tenet           TX          73,147             0        73,147     3,598,453             0     3,598,453
Birthing Center       Healthcare
Chippenham Medical    Col/HCA         VA               0             0             0     3,771,668             0     3,771,668
Offices               Healthcare
Chippenham Medical    Col/HCA         VA         874,497             0       874,497     3,718,966             0     3,718,966
Offices               Healthcare
Johnston-Willis       Col/HCA         VA       1,912,645             0     1,912,645     6,860,932             0     6,860,932
Medical Offices       Healthcare
Johnston-Willis       Col/HCA         VA               0             0             0     4,729,002     1,126,714     5,855,716
Medical Offices       Healthcare
Lewis Gale-Clinic,    Phycor Inc.     VA       1,455,813          3136     1,458,949    26,061,170             0    26,061,170
Keagy, Braeburn
Lewis Gale - Medical  Phycor Inc.     VA          38,604             0        38,604     1,394,974             0     1,394,974
Foundation
Trinity West Medical  Tenet           TX               0       387,607       387,607     4,707,307       840,651     5,526,591
Plaza                 Heathcare/HRT
Rothsville Medical    Ephrata         PA         238,500             0       238,500     3,946,689             0     3,946,689
Center Complex        Community
                      Hosp.

                                      -S2-

American Sports       Healthsouth     AL       1,138,560       129,712     1,268,272     3,208,761             0     3,208,761
Medicine Institute
Beaumont Regional     Col/HCA         TX               0             0             0    10,711,597         9,100    10,720,697
Prof Tower            Healthcare
Bellaire Medical      Col/HCA         TX       2,370,993             0     2,370,993     6,946,203             0     6,946,203
Plaza                 Healthcare
Birmingham Medical    Healthsouth     AL         970,948       107,063     1,078,011     5,498,041             0     5,498,041
Building I
Birmingham Medical    Healthsouth     AL       2,583,131       143,999     2,727,130    10,703,991             0    10,703,991
Building II
Burbank Mulliken      MedPartners     CA               0             0             0     6,681,150             0     6,681,150
Medical Plaza(3)
Cool Springs Medical  Cool Springs    TN       1,652,013             0     1,652,013     8,546,954             0     8,546,954
Center
Daniel Medical Center Winter Park     FL       1,988,552             0     1,988,552     5,621,956             0     5,621,956
Desert Springs        Quorum          NV       2,028,176       157,340     2,185,516     4,373,626             0     4,373,626
Medical Plaza
Goodyear Clinic       Quorum          AL         104,667        28,261       132,928     2,109,962             0     2,109,962
Hamiter Building      Quorum          AL         114,436        62,799       177,235     5,938,857             0     5,938,857
Larkin Medical        Healthsouth     FL       2,098,275       105,264     2,203,539       944,681             0       944,681
Building Annex
One-7000 Larkin       Healthsouth     FL       1,021,104        47,716     1,068,820    17,473,541             0    17,473,541
Building
Gadsden Medical       Quorum          AL          57,218        79,546       136,764     7,971,897             0     7,971,897
Building II
Midway Medical Plaza  Tenet           CA       5,364,049        26,951     5,391,000    21,624,735             0    21,624,735
                      Healthcare
Richmond Medical      Healthsouth     VA       7,155,635       278,085     7,433,720     6,561,850             0     6,561,850
Bldg I
Sarasota Medical      Col/HCA         FL               0             0             0    18,987,150             0    18,987,150
Center                Healthcare
Southwest General     New Medical     TX               0             0             0     3,224,271             0     3,224,271
Medical Bldg          Prop.
                      Investors
Sunrise Mountainview  Col/HCA         NV               0             0             0    39,767,625       531,419    40,299,044
Med Ctr               Healthcare                       -             -             -    ----------       -------    ----------
Ancillary Hospital
Facilities                                    58,295,554     1,561,949    59,857,503   428,157,778     7,430,205   435,566,613

Assisted Living
Facilities

The Grand Court of    Grand Court     TX               0             0             0    10,033,174             0    10,033,174
Abilene
Outlook Pointe at     Balanced Care   PA               0             0             0     6,562,185             0     6,562,185
Creekview
Augusta Gardens       Matrix          GA               0             0             0     5,948,471             0     5,948,471
Bloomsburg Manor      Balanced Care   PA          98,065             0        98,065     4,011,150             0     4,011,150
Pers Care Ctr
Joe Clark             Balanced Care   MO          12,868             0        12,868     1,512,654             0     1,512,654
Residential Care Home
Outlook Pointe at     Balanced Care   VA         374,762             0       374,762     5,544,708             0     5,544,708
Danville(ALCOIII)
The Grand Court of    Grand Court     TX               0             0             0    10,414,123             0    10,414,123
El Paso
Outlook Pointe at     Balanced Care   NC               0             0             0     3,711,839             0     3,711,839
Greensboro(3)

                                      -S3-

Outlook Pointe at     Balanced Care   PA         466,315             0       466,315     4,068,804             0     4,068,804
Harrisburg
Outlook Pointe at     Balanced Care   VA         233,656             0       233,656     4,984,462             0     4,984,462
Harrisonburg
Kingsley Place of     Senior          TX               0             0             0     5,831,076             0     5,831,076
Henderson             Lifestyles
Summervillerville at  Summerville     NJ               0             0             0     6,268,372             0     6,268,372
Hillsborough(3)
Jaylene Manor         Senior          FL         280,506             0       280,506     1,479,986             0     1,479,986
Nursing Home          Lifestyles
Jenni-Lynn            Senior          SC         105,840             0       105,840     2,892,948             0     2,892,948
                      Lifestyles
Kingston Manor Pers   Balanced Care   PA         287,456             0       287,456     3,805,264             0     3,805,264
Care & Retir Ctr
Balanced Care at      Balanced Care   MO          53,472             0        53,472     1,472,050             0     1,472,050
Lamar
Kingsley Place of     Senior          TX               0             0             0     6,898,713             0     6,898,713
McKinney              Lifestyles
Kingsley Place Med    Senior          TX               0             0             0     7,510,987             0     7,510,987
Ctr of Oakwell        Lifestyles
Mid Valley Manor      Balanced Care   PA          66,445             0        66,445     3,811,860             0     3,811,860
Pers Care Ctr
Terraces at Balanced  Balanced Care   MO          85,784             0        85,784     1,439,738             0     1,439,738
Care, NV I
Terraces at Balanced  Balanced Care   MO          53,173             0        53,173     1,472,349             0     1,472,349
Care,NV II
Kingsley Place of     Senior          TX               0             0             0     7,970,947             0     7,970,947
Oakwell               Lifestyles
Summervillerville at  Summerville     FL               0             0             0     3,028,408             0     3,028,408
Ocoee(3)
Old Forge Manor Pers  Balanced Care   PA          48,302             0        48,302     2,644,837             0     2,644,837
Care Ctr
Outlook Pointe at     Balanced Care   OH         173,270             0       173,270     4,155,968             0     4,155,968
Ravenna
River Landings        Col/HCA         FL               0             0             0     1,526,957             0     1,526,957
Medical Centre        Healthcare
Outlook Pointe at     Balanced Care   VA         279,195             0       279,195     5,286,051             0     5,286,051
Roanoke(ALCOII)
The Grand Court of    Grand Court     TX               0             0             0    10,940,052             0    10,940,052
San Angelo
Summervillerville at  Summerville     NJ               0             0             0     7,258,624             0     7,258,624
Stafford(3)
Summervillerville at  Summerville     CT               0             0             0     9,296,809             0     9,296,809
Torrington(3)
West View Manor       Balanced Care   PA          50,658             0        50,658     2,749,694             0     2,749,694
Personal Care
The Grand Court of    Grand Court     TX               0             0             0    10,727,263       826,491    11,553,754
Wichita Falls
Zephyrhills Medical   Col/HCA         FL               0             0             0     1,390,385             0     1,390,385
Clinic                Healthcare
Port Orange(3)        Summerville     FL               0             0             0     3,178,197             0     3,178,197
                                                       -             -             -     ---------             -     ---------
Assisted Living
Facilities                                     2,669,767             0     2,669,767   169,829,105       826,491   170,655,596

Ambulatory Surgery
Centers

Bakersfield Surgery   Healthsouth     CA         209,246             0       209,246       828,613             0       828,613
Center

                                      -S4-

Valley View Surgery   Healthsouth     NV         940,000             0       940,000     2,860,571             0     2,860,571
Center
Physicians            Col/HCA         TX         509,891             0       509,891     1,514,376             0     1,514,376
Daysurgery Center     Healthcare
Bonita Bay Medical    Col/HCA         FL               0             0             0    10,655,720             0    10,655,720
Centre                Healthcare
Cape Coral Medical    Col/HCA         FL               0             0             0     5,523,307             0     5,523,307
Plaza                 Healthcare
North Shore Surgical  Healthsouth     IL         213,021        57,249       270,270     1,115,094             0     1,115,094
Center
Northlake Surgical    Col/HCA         GA               0        62,042        62,042     1,425,510             0     1,425,510
Center                Healthcare
South County Medical  Healthsouth     MO       1,597,873       550,595     2,148,468     9,272,434             0     9,272,434
Ctr I
West County Surgery   Healthsouth     MO         809,526             0       809,526     3,283,056             0     3,283,056
Center                                           -------             -       -------     ---------             -     ---------
Ambulatory Surgery
Centers                                        4,279,557       669,886     4,949,443    36,478,681             0    36,478,681


Comprehensive
Ambulatory Care
Centers

St. Andrews(3),(5)    Col/HCA         FL       1,032,261             0     1,032,261    10,495,785             0    10,495,785
                      Healthcare
                      Corp.
Five Points Medical   Tenet           FL       3,103,275             0     3,103,275     7,688,079       163,881     7,851,960
Building              Healthcare
                      Corp.
Huebner Medical       Huebner         TX         601,475             0       601,475    11,169,134       209,802    11,378,935
Center
Huebner Medical       Huebner         TX       1,041,298             0     1,041,298     8,518,528       106,943     8,625,471
Center II
Cedar Park Ctr for    Arcon           FL               0             0             0     4,631,479             0     4,631,479
Hlthcare(Navarre)(3)
Arcon-Defuniak        Arcon           FL               0             0             0     6,255,220             0     6,255,220
Crystal Beach Center  Arcon           FL         852,131             0       852,131     4,793,035             0     4,793,035
for Healthcare
Hazelwood(3)          Healthsouth     MO               0             0             0     7,000,358             0     7,000,358
Arcon Mesquite        Arcon           NV               0             0             0     6,155,138             0     6,155,138
Healthcare
Scottsdale(3)         Healthsouth     AZ               0             0             0     6,705,071             0     6,705,071
Arcon Soddy Daisy     Arcon           TN               0             0             0     4,555,865             0     4,555,865
Ctr for Hlthcare
Suburban Heights      MedPartners     IL         197,772             0       197,772    10,935,289             0    10,935,289
Medical Center
Kerlan Jobe           Kerlan Jobe     CA       2,571,192             0     2,571,192    19,281,394             0    19,281,394
                      Orthopaedic
                      Clinic
Little Rock Rehab     Healthsouth     AR         461,482       163,009       624,491     2,257,912             0     2,257,912
Center
Virginia Beach        Healthsouth     VA               0        62,992        62,992     1,980,733             0     1,980,733
Rehabilitation Center
Coral Gables          Healthsouth     FL         804,158        74,370       878,528     2,339,486             0     2,339,486
Rehabilitation Center                            -------        ------       -------     ---------             -     ---------

Comprehensive
Ambulatory Care
Centers                                       10,665,044       300,371    10,965,415   114,762,506       480,626   115,243,131

                                      -S5-

Inpatient
Rehabilitation
Facilities

HS Rehab Hosp of      Healthsouth     AL               0             0             0    17,388,466             0    17,388,466
Montgomery
HS Rehab Hosp of      Healthsouth     PA       1,191,530             0     1,191,530    18,056,079             0    18,056,079
Nittany Valley
HS Rehab hosp of      Healthsouth     FL               0             0             0    11,482,882             0    11,482,882
Tallahassee
HS Rehab Hosp of York Healthsouth     PA       1,213,750             0     1,213,750    18,033,859             0    18,033,859
HS Rehab              Healthsouth     PA               0             0             0    17,499,957             0    17,499,957
Hosp-Greater
Pittsb(Allegheny)
HS Rehab Hosp of      Healthsouth     PA       1,305,036             0     1,305,036    18,216,263             0    18,216,263
Altoona
Great Lakes Rehab     Healthsouth     PA               0             0             0    20,498,812             0    20,498,812
Hospital
HS Rehab Hosp of      Healthsouth     PA         964,372             0       964,372    13,156,375             0    13,156,375
Mechanicsburg
Richmond Medical      Healthsouth     VA         315,450        48,330       363,780     2,574,780             0     2,574,780
Bldg II
Southeast Texas       Healthsouth     TX       1,095,455             0     1,095,455    11,577,716             0    11,577,716
Rehab Hospital                                 ---------             -     ---------    ----------             -    ----------

Inpatient
Rehabilitation
Facilities                                     6,085,593        48,330     6,133,923   148,485,189             0   148,485,189

Medical Office
Buildings

Bradley Medical       Bradley Mem     TN       3,212,188             0     3,212,188     5,517,717             0     5,517,717
Building              Hosp
Rowlett Medical Plaza Tenet           TX         166,123             0       166,123     1,810,249             0     1,810,249
                      Healthcare
New River Valley      Col/HCA         VA          43,126             0        43,126       839,285             0       839,285
Med. Arts Building    Healthcare
Valley Medical Center Col/HCA         VA          64,347             0        64,347       867,590             0       867,590
                      Healthcare
Lewis Gale -          Phycor Inc.     VA       1,066,739             0     1,066,739     5,665,960        31,837     5,697,797
Business & Child
Care Cente
Lewis Gale - Valley   Phycor Inc.     VA         752,629             0       752,629     4,367,295         1,575     4,368,870
View                                             -------             -       -------     ---------         -----     ---------

Medical Office
Buildings                                      5,305,152             0     5,305,152    19,068,096        33,412    19,101,508


Physician Clinics

Clinica Latina        Tenet           CA         392,785             0       392,785       331,685             0       331,685
                      Healthcare
Southwest Florida     Col/HCA         FL         468,544             0       468,544     3,135,642             0     3,135,642
Orthopedic Center     Healthcare
Medical & Surgical    Tenet           FL         906,829             0       906,829     3,589,796       717,332     4,307,127
Institute of Ft.      Healthcare
Lauderdale            Corp.
Doctors' Clinic       Phycor Inc.     FL       2,183,572             0     2,183,572     8,070,829             0     8,070,829
Woodstock Clinic      Tenet           GA         586,435             0       586,435     2,087,444             0     2,087,444
                      Healthcare

                                      -S6-

Durham Medical Center Durham          TX         992,738         2,318       995,056     6,865,237       290,550     7,155,787
Valley Diagnostic     Phycor Inc.     TX         661,287             0       661,287     3,776,918             0     3,776,918
Medical and Surgical
Center
Lewis Gale - Bent     Phycor Inc.     VA          92,159             0        92,159       258,044             0       258,044
Mountain Road Clinic
Lewis Gale -          Phycor Inc.     VA         150,526             0       150,526       524,280             0       524,280
Bohnsack Clinic
Lewis Gale - Craig    Phycor Inc.     VA          33,280             0        33,280       148,990             0       148,990
County Clinic
Lewis Gale - Family   Phycor Inc.     VA         182,522             0       182,522       969,461             0       969,461
Practice Center
Lewis Gale -          Phycor Inc.     VA          78,437             0        78,437       259,478             0       259,478
Fincastle Clinic
Lewis Gale - Spartan  Phycor Inc.     VA          83,967             0        83,967       817,140             0       817,140
Drive
Vanderbilt-MetroCenterVanderbilt      TN         460,988             0       460,988     1,409,173        19,674     1,428,848
Healthcare            Univ. Med.
                      Center
Vanderbilt-Hickory    Vanderbilt      TN         468,627             0       468,627     1,540,396        48,393     1,588,790
Hollow Healthcare     Univ. Med.
                      Center
Vanderbilt-Rivergate  Vanderbilt      TN         596,917             0       596,917     1,311,313        73,735     1,385,049
Healthcare            Univ. Med.
                      Center
Vanderbilt-Cool       Vanderbilt      TN         773,898             0       773,898     1,394,700        18,230     1,412,930
Springs Healthcare    Univ. Med.
                      Center
Agawam Health Center  MedPartners     MA          37,620             0        37,620     2,478,321             0     2,478,321
Baintree Health Care  MedPartners     MA       1,127,108             0     1,127,108     6,364,210             0     6,364,210
Center
Brookstone Office     MedPartners     FL         945,166             0       945,166     5,673,274             0     5,673,274
Building
Chicopee Health Care  MedPartners     MA       1,443,659             0     1,443,659     7,592,390             0     7,592,390
Center
Clayton Big Bend      SSM Health      MO       1,010,838             0     1,010,838     4,193,106             0     4,193,106
Medical Center        Systems, Inc.
Columbus OB/GYN       MedPartners     GA         414,216             0       414,216     2,161,292             0     2,161,292
Clinic
Framingham Health     MedPartners     MA       1,126,164             0     1,126,164     2,762,872             0     2,762,872
Care Center
Greenwood Medical     MedPartners     TN         490,588       139,140       629,728     1,876,872             0     1,876,872
Building
HS Imaging Center at  Healthsouth     AL         624,786             0       624,786     1,965,210             0     1,965,210
Highlands
Indialantic Medical   MedPartners     FL         840,617             0       840,617     1,317,262             0     1,317,262
Building
Kelsey-Seybold        MedPartners     TX       4,893,804             0     4,893,804    11,250,932             0    11,250,932
Clinic West
McCollough Clinic     MedPartners     AL       1,633,607       123,882     1,757,489     6,453,496             0     6,453,496
Melbourne Internal    MedPartners     FL       1,028,155             0     1,028,155     2,792,220             0     2,792,220
Medicine Clinic
Melbourne Medical     MedPartners     FL       4,624,421             0     4,624,421     8,631,129             0     8,631,129
Building
Methuen Health Care   MedPartners     MA         469,142             0       469,142     6,805,540             0     6,805,540
Center
Par Place Medical Ctr MedPartners     FL         931,064             0       931,064     7,244,396             0     7,244,396
South County Medical  Healthsouth     MO               0             0             0     4,069,228             0     4,069,228
Ctr II
West Palm Beach       MedPartners     FL         130,007        38,323       168,330       671,939             0       671,939
                                                 -------        ------       -------       -------             -       -------
Medical Bldg
Physician
Clinics                                       30,884,473       303,663    31,188,136   120,794,215     1,167,914   121,962,131


                                      -S7-

Skilled Nursing
Facilities

Life Care Center of   Life Care       AZ         266,596             0       266,596     2,521,319        85,746     2,607,065
Globe                 Centers of
                      America
Fountain Valley -     Tenet           CA       1,361,952             0     1,361,952    11,325,746             0    11,325,746
Living Care Center    Healthcare
Life Care Center of   Life Care       CO       1,651,477             0     1,651,477     4,579,039             0     4,579,039
Aurora                Centers of
                      America
Life Care Center of   Life Care       CO         901,650             0       901,650    11,411,187       104,788    11,515,975
Greeley               Centers of
                      America
Life Care Center of   Life Care       TN          82,945             0        82,945     4,963,209             0     4,963,209
Centerville           Centers of
                      America
Life Care Center of   Life Care       TN         145,402             0       145,402     3,143,801             0     3,143,801
Lynchburg             Centers of
                      America
Life Care Center of   Life Care       CO         332,149             0       332,149     7,389,813        37,633     7,427,446
Westminster           Centers of
                      America
Life Care Center of   Life Care       FL       1,349,775             0     1,349,775     8,855,920             0     8,855,920
Orange Park           Centers of
                      America
New Harmonie          Centennial      IN          96,059             0        96,059     3,511,749             0     3,511,749
Healthcare Center     Heathcare
Life Care Center of   Life Care       KS       1,013,423             0     1,013,423     6,477,785       101,453     6,579,238
Wichita               Centers of
                      America
Fenton Extended Care  Centennial      MI          40,463             0        40,463     3,467,687             0     3,467,687
Center                Heathcare
Meadows Nursing       Centennial      MI           6,984             0         6,984     3,241,786             0     3,241,786
Center                Heathcare
Ovid Convalescent     Centennial      MI          62,326             0        62,326     1,187,348     1,844,691     3,032,039
Manor                 Heathcare
Wayne Convalescent    Centennial      MI          52,468             0        52,468       963,336             0       963,336
Center                Heathcare
Westgate Manor        Centennial      MI          30,855             0        30,855     1,633,306             0     1,633,306
Nursing Home          Heathcare
Life Care Center of   Life Care       TX         605,036             0       605,036     8,772,078        67,901     8,839,979
Forth Worth           Centers of
                      America
Life Care Center of   Life Care       TX       1,190,364             0     1,190,364     8,738,144        91,995     8,830,139
Houston               Centers of
                      America
Life Care Center of   Life Care       TN               0             0             0             0             0             0
Columbia              Centers of
                      America
Blakely-Pine Health   Balanced Care   PA          27,096             0        27,096     2,904,018             0     2,904,018
Care Center
Avis B. Adams         Quality Link    VA         260,970             0       260,970     6,677,999             0     6,677,999
Christian
Convalescent Ctr(4)
The Village Nursing   Quality Link    VA          82,080             0        82,080     3,119,214             0     3,119,214
Center(Fort Union)(4)
The Laurels of        Quality Link    VA         416,697             0       416,697     5,746,885             0     5,746,885
Forest Glen(4)

                                      -S8-

The Meadows of        Quality Link    VA          93,948             0        93,948     4,630,547             0     4,630,547
Goochland(4)
Kingston Health Care  Balanced Care   PA         146,023             0       146,023     4,855,022             0     4,855,022
Center
The Brian Ctr Health  Quality Link    VA         134,549             0       134,549     5,149,752             0     5,149,752
&
Rehab/Lawrencevil(4)
Mountain View         Integrated      PA         266,462        38,742       305,204    12,338,789             0    12,338,789
Nursing Home          Health
Twin Oaks             Quality Link    VA         486,123             0       486,123     2,965,762             0     2,965,762
Convalescent Home(4)
IHS of Northern       Integrated      VA         396,021             0       396,021    12,482,403             0    12,482,403
Virginia(Alexandria)  Health
Gravois Nursing       Integrated      MO       1,826,963       232,076     2,059,039     8,938,315             0     8,938,315
Center                Health                   ---------       -------     ---------     ---------             -     ---------

Skilled Nursing
Facilities                                    13,326,856       270,818    13,597,674   161,991,959     2,334,207   164,326,166


Other

Midtown Medical       Midtown         AL         180,633             0       180,633     8,569,294             0     8,569,294
Center
Puckett Laboratory    Pathology       MS         537,660             0       537,660     3,718,165             0     3,718,165
                      Laboratories
Desert Vista Hospital Ramsay          AZ               0             0             0             0             0             0
Mission Vista         Ramsay          TX         379,470       159,861       539,331     5,737,284             0     5,737,284
Hospital
Havenwyck Hospital    Ramsay          MI       4,692,274             0     4,692,274     9,751,133             0     9,751,133
Tucson MOB(3)         MedCath         AZ               0             0             0     2,517,733             0     2,517,733
                                                       -             -             -     ---------             -     ---------

Other                                          5,790,037       159,861     5,949,898    30,293,609             0    30,293,609


Total Real Estate                            137,302,033     3,314,878   140,616,911 1,229,861,138    12,272,855 1,242,112,624
                                             -----------     ---------   ----------- -------------    ---------- -------------

Corporate Property                                     0             0             0             0             0             0

Total Property                               137,302,033     3,314,878   140,616,911 1,229,861,138    12,272,855 1,242,112,624
                                             ===========     =========   =========== =============    ========== =============



                                      -S9-

                                                         (1), (6)
                              Personal     (6),(7)         Accum.                    Date               Date
Facility Type / Name          Property    Total Assets  Depreciation  Encumbrances  Acquired           Const.
--------------------          --------    ------------  ------------  ------------  --------           ------

Ancillary Hospital Facilities

Orange Grove Medical                0     5,273,993       873,695              0     1993               1988
Clinic
Eaton Canyon Medical                0     4,792,781       310,022              0     1995               1984
Building
Fountain Valley - AHF 1             0     5,556,385       364,056              0     1994               1973
Fountain Valley - AHF 2             0     5,128,834       336,214              0     1994               1975
Fountain Valley - AHF 3             0     9,002,040       622,328              0     1994               1981
Fountain Valley - AHF 4             0     9,065,344       643,078              0     1994               1984
Fountain Valley - AHF 5             0    15,434,588       582,309              0     1997               1997
Valley Presbyterian            20,237     7,538,204     1,035,962              0     1993               1981
(15211)
Valley Presbyterian            18,267     5,327,777       680,682              0     1993          1961,1968
(6840-50)                                                                                            1984-85
Deering Medical Plaza               0     5,129,587       579,806              0     1994               1994
East Pointe Medical                 0     4,981,848       522,168              0     1994               1994
Plaza
Gulf Coast Medical                  0     4,922,637       500,607              0     1994               1994
Centre
Southwest Medical                   0     8,236,213       867,882              0     1994               1994
Centre Plaza
Southwest Medical                   0     1,620,558       157,554              0     1995               1977
Centre Plaza II
Coral Gables Medical                0    11,215,274     1,289,224              0     1994               1991
Plaza
Palm Beach Medical                  0     4,015,316       224,398              0     1996               1994
Group Building
Palms of Pasadena             114,280     5,563,620       557,656              0     1994               1994
Medical Plaza
Candler Parking Garage              0     4,201,212       352,718              0     1994               1995
Candler Prof Office                 0     7,193,045       821,399      1,000,000     1994               1981
Building (2)
Candler Regional Heart              0     9,348,242       740,712              0     1995               1995
Center
North Fulton Medical           38,409     6,286,802       685,095              0     1993               1983
Arts Plaza
Northwest Medical              11,870    10,710,322     1,075,876              0     1994               1975
Center
Overland Park Reg               8,779    10,463,707       538,077              0     1995               1996
Medical Center
Hendersonville Medical              0     3,138,889       322,185              0     1994               1991
Office Bldg
Bayshore Doctors Center        12,547     1,905,817       320,882              0     1993               1989
Judson Medical Building             0       779,908        31,773              0     1996               1990
Oregon Medical Building        39,968    18,485,079     3,100,807              0     1993               1992
Rosewood Professional               0     5,252,820       541,969              0     1994               1982
Building
Spring Branch                 173,532    14,301,748     1,947,643              0     1993               1985
Professional Building
Toepperwein Medical                 0     3,057,056       122,983              0     1996               1990
Center

                                     -S10-

Lake Pointe Medical            12,023     1,737,128       204,282              0     1993               1988
Plaza
Southwest General                   0     3,236,289       342,485              0     1993               1994
Birthing Center
Trinity Valley                      0     3,671,601       307,154              0     1994               1995
Birthing Center
Chippenham Medical                  0     3,771,668       764,916              0     1994            1972-80
Offices
Chippenham Medical                  0     4,593,463        91,385              0     1994               1994
Offices
Johnston-Willis                     0     8,773,577     1,356,815              0     1994               1980
Medical Offices                                                                                      1987-88
Johnston-Willis                     0     5,855,716        84,966              0     1996          1993-1994
Medical Offices
Lewis Gale-Clinic,             87,323    27,607,442     1,463,692              0     1996               1984
Keagy, Braeburn
Lewis Gale - Medical                0     1,433,579        77,499              0     1996               1981
Foundation
Trinity West Medical           21,367     5,935,565       397,073              0     1997               1998
Plaza
Rothsville Medical                  0     4,185,189        16,844              0     1998               1982
Center Complex
American Sports                     0     4,477,033        14,894              0     1998          1992-1993
Medicine Institute
Beaumont Regional Prof              0    10,720,697        45,776              0     1998               1995
Tower
Bellaire Medical Plaza              0     9,317,196        29,685              0     1998               1995
Birmingham Medical                  0     6,576,052        24,471              0     1998               1981
Building I
Birmingham Medical                  0    13,431,121        47,054              0     1998               1991
Building II
Burbank Mulliken                    0     6,681,150             0              0     1998              under
Medical Plaza(3)                                                                                construction
Cool Springs Medical                0    10,198,967        36,525      4,531,786     1998               1992
Center
Daniel Medical Center               0     7,610,508        24,025              0     1998               1994
Desert Springs Medical              0     6,559,142        20,122              0     1998               1974
Plaza
Goodyear Clinic                     0     2,242,890         9,274              0     1998               1977
Hamiter Building                    0     6,116,092        25,951              0     1998               1979
Larkin Medical                      0     3,148,220         4,996              0     1998          1970;1980
Building Annex
One-7000 Larkin                     0    18,542,361        75,108              0     1998               1973
Building                                                                                           1989-1990
Gadsden Medical                     0     8,108,661        34,792              0     1998               1993
Building II
Midway Medical Plaza                0    27,015,735        92,656              0     1998             1984-5
Richmond Medical Bldg I             0    13,995,570        31,015              0     1998               1977
Sarasota Medical Center             0    18,987,150        81,142      8,770,158     1998               1995
Southwest General                   0     3,224,271        13,779              0     1998               1983
Medical Bldg
Sunrise Mountainview                0    40,299,044       171,083     22,830,034     1998               1996
Med Ctr                             -    ----------       -------     ----------

Ancillary Hospital
Facilities                    558,601   495,982,719    26,639,220     37,131,979

Assisted Living Facilities

The Grand Court of                 0     10,033,174        42,877              0     1998               1998
Abilene

                                     -S11-

Outlook Pointe at                  0      6,562,185             0              0     1998              under
Creekview                                                                                       construction
Augusta Gardens                    0      5,948,471        25,421              0     1998               1997
Bloomsburg Manor Pers              0      4,109,215        17,142              0     1998               1996
Care Ctr
Joe Clark Residential              0      1,525,522         6,464              0     1998               1996
Care Home
Outlook Pointe at                  0      5,919,470        23,049              0     1998               1998
Danville(ALCOIII)
The Grand Court of El              0     10,414,123        44,505              0     1998               1997
Paso
Outlook Pointe at                  0      3,711,839             0              0     1998              under
Greensboro(3)                                                                                   construction
Outlook Pointe at                  0      4,535,119        17,388              0     1998               1998
Harrisburg
Outlook Pointe at                  0      5,218,118        21,301              0     1998               1998
Harrisonburg
Kingsley Place of                  0      5,831,076        24,919              0     1998               1997
Henderson
Summervillerville at               0      6,268,372             0              0     1998              under
Hillsborough(3)                                                                                 construction
Jaylene Manor Nursing              0      1,760,492         6,325              0     1998               1976
Home
Jenni-Lynn                         0      2,998,788        12,363              0     1998          1993;1995
Kingston Manor Pers                0      4,092,720        16,262              0     1998          1992;1994
Care & Retir Ctr
Balanced Care at Lamar             0      1,525,522         6,291              0     1998               1996
Kingsley Place of                  0      6,898,713        29,482              0     1998               1997
McKinney
Kingsley Place Med Ctr             0      7,510,987        32,098              0     1998               1997
of Oakwell
Mid Valley Manor Pers              0      3,878,305        16,290              0     1998          1989;1993
Care Ctr
Terraces at Balanced               0      1,525,522         6,153              0     1998          1993;1994
Care, NV I
Terraces at Balanced               0      1,525,522         6,292              0     1998               1995
Care,NV II
Kingsley Place of                  0      7,970,947        34,064              0     1998               1997
Oakwell
Summervillerville at               0      3,028,408             0              0     1998              under
Ocoee(3)                                                                                        construction
Old Forge Manor Pers               0      2,693,139        11,303              0     1998               1990
Care Ctr
Outlook Pointe at                  0      4,329,238        17,761              0     1998               1998
Ravenna
River Landings Medical             0      1,526,957         6,525              0     1998               1998
Centre
Outlook Pointe at                  0      5,565,246        22,590              0     1998               1998
Roanoke(ALCOII)
The Grand Court of San             0     10,940,052        46,752              0     1998               1997
Angelo
Summervillerville at               0      7,258,624             0              0     1998              under
Stafford(3)                                                                                     construction
Summervillerville at               0      9,296,809             0              0     1998              under
Torrington(3)                                                                                   construction
West View Manor                    0      2,800,352        11,751              0     1998               1993
Personal Care
The Grand Court of                 0     11,553,754        45,843              0     1998               1997
Wichita Falls
Zephyrhills Medical                0      1,390,385         5,942              0     1998               1998
Clinic

                                     -S12-

Port Orange(3)                     0      3,178,197             0              0     1998              under
                                   -      ---------             -              -                construction
Assisted Living
Facilities                         0    173,325,363        557,153             0


Ambulatory Surgery Centers

Bakersfield Surgery            8,370      1,046,229       152,361              0     1993               1985
Center
Valley View Surgery                0      3,800,571       327,004              0     1994               1994
Center
Physicians Daysurgery         15,297      2,039,563       278,456              0     1993               1985
Center
Bonita Bay Medical                 0     10,655,720        45,537      4,716,724     1998               1995
Centre
Cape Coral Medical                 0      5,523,307        23,604      3,316,446     1998               1995
Plaza
North Shore Surgical               0      1,385,364         5,296              0     1998        1960's;1988
Center
Northlake Surgical                 0      1,487,552         6,660              0     1998               1993
Center
South County Medical               0     11,420,902        44,763              0     1998               1993
Ctr I
West County Surgery                0      4,092,582        14,030              0     1998               1988
Center                             -      ---------        ------              -

Ambulatory Surgery
Centers                       23,667     41,451,790       897,711      8,033,170

Comprehensive Ambulatory
Care Centers

St. Andrews(3),(5)                 0     11,528,045       298,874              0     1996              under
                                                                                                construction
Five Points Medical                0     10,955,235       407,311              0     1995               1996
Building
Huebner Medical Center        69,408     12,049,818     2,027,168              0     1993               1991
Huebner Medical Center             0      9,666,769       733,761              0     1994               1995
II
Cedar Park Ctr for                 0      4,631,479             0              0     1998              under
Hlthcare(Navarre)(3)                                                                            construction
Arcon-Defuniak                     0      6,255,220        26,732              0     1998               1997
Crystal Beach Center               0      5,645,166        20,483              0     1998               1996
for Healthcare
Hazelwood(3)                       0      7,000,358             0              0     1998              under
                                                                                                construction
Arcon Mesquite                     0      6,155,138        26,304              0     1998               1997
Healthcare
Scottsdale(3)                      0      6,705,071             0              0     1998              under
                                                                                                construction
Arcon Soddy Daisy Ctr              0      4,555,865        19,470              0     1998               1997
for Hlthcare
Suburban Heights                   0     11,133,061        46,732              0     1998               1973
Medical Center                                                                                     1984;1989
Kerlan Jobe                        0     21,852,586        82,399              0     1998               1997
Little Rock Rehab                  0      2,882,403        11,133              0     1998               1991
Center
Virginia Beach                     0      2,043,725         9,040              0     1998               1993
Rehabilitation Center
Coral Gables                       0      3,218,014        10,675              0     1998          1960;1986
Rehabilitation Center              -      ---------        ------              -

Comprehensive Ambulatory
Care                          69,408    126,277,953     3,720,082              0


Inpatient Rehabilitation
Facilities

HS Rehab Hosp of                   0     17,388,466       108,294              0     1998               1987
Montgomery

                                     -S13-

HS Rehab Hosp of                   0     19,247,609       112,234              0     1998               1983
Nittany Valley
HS Rehab hosp of                   0     11,482,882        71,514              0     1998               1986
Tallahassee
HS Rehab Hosp of York              0     19,247,609       112,092              0     1998               1983
HS Rehab Hosp-Greater              0     17,499,957        74,786              0     1998               1987
Pittsb(Allegheny)
HS Rehab Hosp of                   0     19,521,299        77,847              0     1998               1986
Altoona
Great Lakes Rehab                  0     20,498,812        87,602              0     1998               1986
Hospital
HS Rehab Hosp of                   0     14,120,747        56,224              0     1998               1987
Mechanicsburg
Richmond Medical Bldg              0      2,938,560        11,079              0     1998               1992
II
Southeast Texas Rehab              0     12,673,171        49,477              0     1998               1991
Hospital                           -     ----------        ------              -

Inpatient Rehabilitation
Facilities                         0    154,619,112       761,149              0

Medical Office Buildings

Bradley Medical                     0     8,729,905        58,254              0     1997               1998
Building
Rowlett Medical Plaza               0     1,976,372       201,933              0     1994               1994
New River Valley Med.          43,611       926,023       181,931              0     1993               1988
Arts Building
Valley Medical Center          83,179     1,015,117       218,002              0     1993               1989
Lewis Gale - Business            2420     6,766,956       316,500              0     1996               1995
& Child Care Cente
Lewis Gale - Valley                 0     5,121,498       242,698              0     1996               1990
View                                -     ---------       -------              -

Medical Office Buildings      129,210    24,535,871     1,219,318              0

Physician Clinics

Clinica Latina                      0       724,470        30,830              0     1995               1991
Southwest Florida                   0     3,604,186       371,869              0     1994               1984
Orthopedic Center
Medical & Surgical                  0     5,213,956       479,091              0     1994               1991
Institute of Ft.
Lauderdale
Doctors' Clinic                50,781    10,305,181     1,459,868              0     1993          1969;1973
Woodstock Clinic                    0     2,673,880       256,472              0     1994               1991
Durham Medical Center         440,909     8,591,752     1,203,724              0     1993               1993
Valley Diagnostic              20,117     4,458,322       680,311              0     1993               1982
Medical and Surgical C
Lewis Gale - Bent                   0       350,203        14,336              0     1996               1984
Mountain Road Clinic
Lewis Gale - Bohnsack               0       674,806        29,127              0     1996               1995
Clinic
Lewis Gale - Craig                  0       182,269         8,277              0     1996               1973
County Clinic
Lewis Gale - Family                 0     1,151,983        53,859              0     1996               1905
Practice Center
Lewis Gale - Fincastle              0       337,915        14,415              0     1996               1986
Clinic
Lewis Gale - Spartan                0       901,107        45,397              0     1996               1992
Drive

                                     -S14-

Vanderbilt-MetroCenter              0     1,889,836        29,291              0     1998               1992
Healthcare
Vanderbilt-Hickory                  0     2,057,416        32,162              0     1998               1982
Hollow Healthcare
Vanderbilt-Rivergate                0     1,981,966        27,593              0     1998               1982
Healthcare
Vanderbilt-Cool                     0     2,186,828        28,849              0     1998               1995
Springs Healthcare
Agawam Health Center                0     2,515,941        10,591              0     1998               1987
Baintree Health Care                0     7,491,318        27,197              0     1998               1982
Center
Brookstone Office                   0     6,618,440        24,245              0     1998               1991
Building
Chicopee Health Care                0     9,036,049        32,446              0     1998               1968
Center
Clayton Big Bend                    0     5,203,944        17,919              0     1998               1996
Medical Center
Columbus OB/GYN Clinic              0     2,575,508         9,236              0     1998               1991
Framingham Health Care              0     3,889,036        11,807              0     1998               1963
Center
Greenwood Medical                   0     2,506,600         9,289              0     1998               1955
Building
HS Imaging Center at                0     2,589,996         8,398              0     1998               1997
Highlands
Indialantic Medical                 0     2,157,879         5,629              0     1998               1978
Building
Kelsey-Seybold Clinic               0    16,144,736        48,081              0     1998               1997
West
McCollough Clinic                   0     8,210,985        28,703              0     1998               1991
Melbourne Internal                  0     3,820,375        11,933              0     1998               1978
Medicine Clinic
Melbourne Medical                   0    13,255,550        36,885              0     1998               1990
Building
Methuen Health Care                 0     7,274,682        29,084              0     1998               1985
Center
Par Place Medical Ctr               0     8,175,460        30,959              0     1998               1986
South County Medical                0     4,069,228        17,390              0     1998               1994
Ctr II
West Palm Beach                     0       840,269         3,224              0     1998               1973
Medical Bldg                        -       -------         -----              -

Physician Clinics             511,807   153,662,072     5,128,487              0


Skilled Nursing Facilities

Life Care Center of                 0     2,873,661       121,822              0     1997               1972
Globe
Fountain Valley -                   0    12,687,699     1,270,568              0     1994               1989
Living Care Center
Life Care Center of                 0     6,230,515       513,695              0     1994               1994
Aurora
Life Care Center of                 0    12,417,625       232,868              0     1997               1998
Greeley
Life Care Center of                 0     5,046,153       201,498              0     1997               1981
Centerville
Life Care Center of                 0     3,289,203       127,633              0     1997               1991
Lynchburg
Life Care Center of                 0     7,759,595       312,014              0     1996               1998
Westminster
Life Care Center of                 0    10,205,696       538,414              0     1995               1996
Orange Park

                                     -S15-

New Harmonie                   32,332     3,640,140       643,256              0     1993               1987
Healthcare Center
Life Care Center of                 0     7,592,661       339,337              0     1996               1997
Wichita
Fenton Extended Care           32,345     3,540,494       635,522              0     1993               1968
Center
Meadows Nursing Center         35,415     3,284,185       598,182              0     1993          1971;1977
Ovid Convalescent Manor        48,791     3,143,156       357,266              0     1993               1968
Wayne Convalescent             33,548     1,049,352       195,849              0     1993               1967
Center
Westgate Manor Nursing         32,887     1,697,049       313,202              0     1993          1964;1974
Home
Life Care Center of                 0     9,445,015       478,465              0     1995               1996
Forth Worth
Life Care Center of                 0    10,020,503       408,629              0     1995               1997
Houston
Life Care Center of                 0             0             0              0     1997               1998
Columbia
Blakely-Pine Health                 0     2,931,114        12,410              0     1998               1992
Care Center
Avis B. Adams                       0     6,938,969        28,538     16,516,610     1998            1971/77
Christian Convalescent
Ctr(4)
The Village Nursing                 0     3,201,294        13,330              0     1998               1991
Center(Fort Union)(4)
The Laurels of Forest               0     6,163,582        24,559              0     1998               1991
Glen(4)
The Meadows of                      0     4,724,495        19,789              0     1998               1991
Goochland(4)
Kingston Health Care                0     5,001,045        20,748              0     1998               1995
Center
The Brian Ctr Health &              0     5,284,301        22,007              0     1998               1989
Rehab/Lawrencevil(4)
Mountain View Nursing               0    12,643,993        53,076              0     1998               1976
Home
Twin Oaks Convalescent              0     3,451,885        12,674              0     1998               1966
Home(4)
IHS of Northern                     0    12,878,424        53,344              0     1998       late 1950's;
Virginia(Alexandria)                                                                                  1970's
Gravois Nursing Center              0    10,997,354        40,273              0     1998          1966;1975
                                    -    ----------        ------              -
Skilled Nursing
Facilities                    215,318   178,139,158     7,588,968     16,516,610

Other

Midtown Medical Center          8,028     8,757,955     1,519,578              0     1993          1906;1986
Puckett Laboratory             29,660     4,285,486       518,635              0     1993          1986;1991
Desert Vista Hospital               0             0             0              0     1998               1987
Mission Vista Hospital              0     6,276,615        26,015              0     1998               1983
Havenwyck Hospital                  0    14,443,407        41,672              0     1998               1983
Tucson MOB(3)                       0     2,517,733             0              0     1998              under
                                                                                                construction
                                    -     ---------             -              -

Other                          37,688    36,281,196     2,105,900              0


Total Real Estate           1,545,699 1,384,275,234    48,617,989     61,681,759
                            --------- -------------    ----------     ----------

Corporate Property          3,279,517     3,279,517     1,498,164              0

Total Property              4,825,216 1,387,554,751    50,116,153     61,681,759
                            ========= =============    ==========     ==========

                                     -S16-

(1) Depreciation is provided on buildings and improvements over 31.5 to 39.0 years and personal property over 3.0 to 7.0 years.

(2) This encumbrance is to protect the lessee's interest in their security deposit.

(3) Development at 12/31/98.

(4) All 6 of the properties are encumbered by one mortgage with a 12/31/98 balance of $16,516,610.

(5) St. Andrews consists of three buildings, with one building being an MOB that is in construction as of 12/31/98.

(6) Total assets at December 31, 1998 have an estimated aggregate total cost of $1,061,900,408 for Federal Income
Tax purposes.

(7) Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended Dec.31, 1998, 1997 and 1996:

                                Year to Date Ending 12/31/98    Year to Date Ending 12/31/97      Year to Date Ending 12/31/96
                                ----------------------------    ----------------------------      ----------------------------


                                   Total        Accumulated        Total        Accumulated          Total        Accumulated
                                Property       Depreciation      Property      Depreciation         Property      Depreciation
                                --------       ------------      --------      ------------         --------      ------------



Beginning Balance              $505,698,610     $34,718,380    $439,177,928    $ 23,143,511     $ 332,972,982     $ 14,492,646
Retirements/dispositions:
Real Estate                     (11,410,200)       (423,339)        (71,148)        (32,343)           (5,033)            (755)
Corporate Property                        0               0               0               0                 0                0
Additions during the period:
Acquisitions/Improvements       847,262,872      15,507,502      59,822,598      11,035,703       107,249,244        8,304,776
Corporate Property                  119,604         313,612       1,467,143         571,509           351,617          346,844
Construction in Progress         45,883,866               0       5,302,089               0        (1,390,882)               0
                                 ----------               -       ---------               -        ----------                -
Ending Balance               $1,387,554,751     $50,116,154    $505,698,610    $ 34,718,380     $ 439,177,928     $ 23,143,511
                             ==============     ===========    ============    ============     =============     ============

                                     -S17-

Schedule IV - Mortgage Loans on Real Estate
As of December 31, 1998
(dollars in thousands)

                                                            Interest                                       Periodic     Balloon
                                         Facility              Rate                                         Payment     Payment
Encumbered Property Name                  Type    State   at 12/31/98           Maturity Date              Terms      at Maturity
                                                                                                                      (If pplicable)
 Construction Loans:
 Bay Area Medical Plaza                  AHF        FL       8.75%    10 yrs after cnvrsn or 25th yr-lendor   (2)         (7)
                                                                                  may demand pmt
 Blue Oaks Assisted Living Facility      ALF        CA      10.00%        5 yrs after conv. Or June 2003      (2)         (7)

 Columbia Cottage of Mountain Brook      ALF        PA       9.25%                   4/30/04                  (2)         (7)

 Country Cottage Alabama                 ALF        AL       9.25%                   4/10/04                  (2)         (7)

 Country Cottage Mississippi             ALF        MS       9.25%                   4/10/04                  (2)         (7)

 Country Cottage Tennessee               ALF        TN       9.25%                   4/10/04                  (2)         (7)

 Urbana Assisted Living Facility         ALF        IL       8.25%     60 mnths (5 yrs) from the 1st day of   (2)         (7)
                                                                                 the Term Period
 Sierra Hills Assisted                   ALF        WY       8.25%     60 mnths (5 yrs) from the 1st day of   (2)         (7)
 Living(Cheyenne)                                                                the Term Period
 Biloxi Assisted Living Facility         ALF        MS      10.00%     Earlier of 11/1/00 (cnvrsn date) or    (2)         (7)
                                                                                tenant lease dates
 Greenville                              ALF        MS       9.75%      10 yrs if Borrower does not select    (2)         (7)
                                                                            Term Period (10, 7. or 5)
 Wellington Place at Kennesaw            ALF        GA       9.75%      10 yrs if Borrower does not select    (2)         (7)
                                                                            Term Period (10, 7. or 5)
 Sterling House at Ames                  ALF        IA      10.25%                   12/1/03                  (2)         (7)

 Sterling House at Cedar Falls           ALF        IA      10.25%                   12/1/03                  (2)         (7)

 Sierra Vista                            ALF        AZ      10.04%                   5/15/06                  (2)         (7)

 Healthcare Prop-XX(Muscle Shoals)       ALF        AL       9.75%                   9/30/04                  (2)         (7)

 Healthcare Prop-XVIII(Newport)          ALF        TN       9.75%                   9/30/04                  (2)         (7)

 ILC/Medistar Galleria                   ALF        TX       8.75%                   8/11/08                  (2)         (7)

 Park Place of Gainesville               SNF        FL       8.62%                   11/30/08                 (2)         (7)

 Roberts Health                          SNF        AL      10.75%                   8/31/09                  (2)         (7)

 Rivers Bend Retirement Community        SNF        KY      10.00%    2/28/99, unless extended to 2/19/2000   (2)         (7)
 (Lake Clough)
 Life Care Center of Charleston          SNF        SC       9.50%     84 mnths (7 yrs) from the 1st day of   (2)         (7)
                                                                                 the Term Period
 Prestige Green Valley                   ALF        AZ      10.04%                   12/31/06                 (2)         (7)

 Permanent Loans:
 Hearthstone Nashville                   ALF        TN      12.00%                   12/31/03                 (3)
                                                                                                                          731
                                     -S18-


Augusta Nursing & Rehabilitation        ALF        VA       9.46%                   10/31/08                 (1)
 Center (Staunton)                                                                                                      1,943
 Hearthstone Albuquerque                 ALF        NM      12.00%                   11/30/03                 (3)
                                                                                                                          731
 Chapman General Hospital                ACH        CA      11.75%                    8/10/09                 (1)
                                                                                                                        6,988
 El Paso                                 AHF        TX      10.50%                     2/1/01                 (4)
                                                                                                                        2,400
 Capri Retirement Villa                  ALF        CA      11.17%                     5/1/02                 (1)
                                                                                                                        4,150
 Imperial Oasis / Brawley                ALF        CA      11.04%                     5/1/07                 (1)
                                                                                                                        2,659
 Oak Park Manor / Claremont              ALF        CA      10.98%                     5/7/01                 (1)         (8)

 Chico Assisted Living                   ALF        CA       8.11%                    11/1/05                 (1)         (9)

 Prestige Assisted Living at             ALF        CA       9.20%                   10/31/03                 (1)         (9)
 Oroville
 Park Place of Carrollwood               ALF        FL       9.49%                     1/1/08                 (1)         (8)

 Carillon at Asheboro                    ALF        NC       9.45%                     3/1/03                 (1)         (9)

 Carillon at Harrisburg                  ALF        NC       9.36%                     3/1/03                 (1)         (9)

 Columbia Cottage of Collegeville        ALF        PA      12.00%                    6/30/03                 (1)         (9)

 Columbia Cottage of Florence            ALF        AL      12.00%                    3/25/02                 (1)         (8)

 Columbia Cottage of Wyomissing          ALF        PA      12.00%                    6/30/03                 (1)         (8)

 Wexford House Denver Assisted Liv.      ALF        NC      10.00%                    9/17/08                 (1)         (8)

 Lancaster Village                       ALF        OR       9.73%                    2/13/08                 (1)
                                                                                                                        2,551
 Ivy Hall (Atlanta)                      ALF        GA      12.00%                    6/30/08                 (1)         (8)

 Walden House Assisted Living            ALF        NC      10.30%                    10/3/07                 (1)         (8)
 Facility
 Eastside Gardens of Snellville          ALF        GA      12.00%                    9/20/01                 (1)         (8)

 Northlake Gardens Assisted Care         ALF        GA      12.00%                    9/20/01                 (1)         (8)
 Facility
 Sterling House at Burlington            ALF        IA       9.86%                    12/1/03                 (1)       1,043

 Sterling House at Clinton               ALF        IA       9.86%                    12/1/03                 (1)       1,019

                                      -S19-


Sterling House at Fort Dodge            ALF        IA       9.86%                    12/1/03                 (1)       1,043

 Sterling House at Grand Island          ALF        NE       9.86%                    12/1/03                 (1)       1,035

 Sterling House at Marshalltown          ALF        IA       9.86%                    12/1/03                 (1)       1,096

 Sterling House at Muscatine             ALF        IA       9.86%                    12/1/03                 (1)       1,074

 Cardinal Retirement Village of          ALF        OH      12.50%                     9/2/02                 (1)       1,544
 Cuyahoga Falls
 Autumn Wind Residence Assisted          ALF        ID      10.03%                    10/1/02                 (1)       4,700
 Living Facility
 Grand Park Assisted Living              ALF        MT       9.37%                     4/1/03                 (1)       1,968
 Community
 Living Court Assisted Living of         ALF        WA      10.02%                     9/3/02                 (1)       1,714
 Enumclaw
 Tucson Heart Hospital                   SH         AZ       9.04%                    8/31/05                 (1)      16,278

 Diana Lynn Lodge                        SNF        CA      10.00%                     5/1/07                 (1)       4,911

 Diana Lynn Lodge West L.A.              SNF        CA      10.30%                     5/1/07                 (1)         307
 Pavillion  II
 Carlyle House                           SNF        MA      11.15%                    5/31/02                 (1)         (8)

 Colonial Village Nursing Home           SNF        OK       9.25%                   12/24/02                 (1)         525

 Temple Manor Nursing Home               SNF        OK       9.25%                   12/24/02                 (1)         643

 Tuttle Care Center                      SNF        OK       9.25%                   12/24/02                 (1)         482

 Western Hills Health Care Center        SNF        OK       9.25%                   12/24/02                 (1)       2,165

 Willow Park Health Care Center          SNF        OK       9.25%                   12/24/02                 (1)       2,002

 Woodland Care Center                    SNF        OK       9.25%                   12/24/02                 (1)         476

 Charter House (Farmington and           SNF        MI      10.82%                    2/15/07                 (1)       8,532
 Novi)
 Cogburn-Midtown (Ideal)                 SNF        MI      12.10%                    8/31/09                 (1)         (8)


                                     -S20-

 Cogburn Nursing Health Center           SNF        AL      12.09%                    8/31/09                 (1)         (8)

 Tri-State Manor                         SNF        TN      12.48%                    1/31/02                 (1)         (8)

 Canton Harbor Nursing &                 SNF        MD      10.00%                    2/15/02                 (1)       8,497
 Rehabilitation Center
 Cedar Knoll Care Center Grasslake       SNF        MI      11.25%                    5/25/02                 (1)         (8)

 HP/Florida I Nursing Home               SNF        FL      12.00%                     2/4/02                 (1)         (8)

 Johnson Health Care Center              SNF        TN      10.26%                    5/25/07                 (1)         (9)

 Carrington Nursing Home                 SNF        VA      10.11%                    6/25/02                 (1)         (9)

 Old Court Nursing Home                  SNF        MD      10.00%                     5/5/03                 (3)       5,985

 Cuyahoga Falls Country Place            SNF        OH      12.50%                     9/2/02                 (1)         579

 Tri-County Convalescent Home            SNF        TN      11.36%                   11/25/01                 (1)         (8)

 Life Care Columbia                      SNF        TN      10.09%           8/14/13;10/27/13                 (4)      12,380
                                                                                                                        ------

 Total Mortgage Notes Receivable                                                                                     $ 102,151
                                                                                                                     =========

                                     -S21-

Schedule IV - Mortgage Loans on Real Estate
As of December 31, 1998
(dollars in thousands)
                                                                    (5), (12)
                                                                  Carrying Amount
                                                Original Face    of Mortgage Note
  Encumbered Property Name                     Value of Note     as of 12/31/98   Prepayment Penalties/Fees
  Construction Loans:
  Bay Area Medical Plaza                          $ 9,100            $ 8,555        No PPMT until 5th anniversary, then 5% penalty,
                                                                                      scales down 1% per year
  Blue Oaks Assisted Living Facility                7,100              6,877        None.
  Columbia Cottage of Mountain Brook                3,120                699        (10)
  Country Cottage Alabama                           1,230                970        (10)
  Country Cottage Mississippi                       1,350                768        (10)
  Country Cottage Tennessee                         1,195                868        (10)
  Urbana Assisted Living Facility                   7,620              6,983        None
  Sierra Hills Assisted Living(Cheyenne)            6,285              5,866        None
  Biloxi Assisted Living Facility                   6,020              4,756        None
  Greenville                                        2,995              2,302        (10)
  Wellington Place at Kennesaw                      3,570              2,979        (10)
  Sterling House at Ames                            2,215              1,225        (10)
  Sterling House at Cedar Falls                     2,220              1,148        (10)
  Sierra Vista                                      4,665              2,023        (10)
  Healthcare Prop-XX(Muscle Shoals)                 3,665              1,006        (10)
  Healthcare Prop-XVIII(Newport)                    3,335                571        (10)
  ILC/Medistar Galleria                            12,133             10,221        Cannot prepay before 8/02 with 3% penalty
  Healthsouth Ambulatory Care Building
  Park Place of Gainesville                         6,300              6,251        (10)
  Roberts Health                                    4,000              1,796        Cannot prepay before 8/99, then 1% premium
  Rivers Bend Retirement Community
   (Lake Clough)                                    2,250              2,318        None.
  Life Care Center of Charleston                    3,068              3,131        (10)
  Prestige Green Valley                             4,720                380        (10)

                                      -S22-


Permanent Loans:
  Hearthstone Nashville                               750                750        Exit fee to allow 22% Internal Rate of Return
  Augusta Nursing & Rehabilitation Ctr              2,300              2,363        (10)
  Hearthstone Albuquerque                             750                765        Exit fee to allow 22% Internal Rate of Return
  Chapman General Hospital                          8,000              8,061        Cannot prepay before 12/01; 3% premium til 8/02
                                                                                     then scales down 1% per year.
  El Paso                                           2,400              2,473        5% Prepayment Premium
  Capri Retirement Villa                            4,300              4,374        (10)
  Imperial Oasis / Brawley                          3,400              3,051        (11)
  Oak Park Manor / Claremont                        2,188              2,220        (11)
  Chico Assisted Living                             5,300              2,727        (10)
  Prestige Assisted Living at Oroville              4,800              2,466        (10)
  Park Place of Carrollwood                         5,735              5,869        (10)
  Carillon at Asheboro                              1,250              1,281        (10)
  Carillon at Harrisburg                            1,250              1,282        (10)
  Columbia Cottage of Collegeville                    512                526        Penalty: 1st & 2nd yr premium of 4%, scales dow
                                                                                     1% each year thereafter
  Columbia Cottage of Florence                        350                359        (10)
  Columbia Cottage of Wyomissing                      488                501        (10)
  Wexford House Denver Assisted Liv.                1,700              1,749        (10)
  Lancaster Village                                 2,950              3,014        Cannot prepay before 2/03, then 5% penalty which
                                                                                     scales down 1% per year
  Ivy Hall (Atlanta)                                1,125              1,157        (10)
  Walden House Assisted Living Facility             1,700              1,734        (10)
  Eastside Gardens of Snellville                      704                719        Penalty: year 1 - 4%, scales down 1% each year
  Northlake Gardens Assisted Care Facility            864                840        Penalty: year 1 - 6%, scales down 1% each year
  Sterling House at Burlington                      2,160              1,109        (10)
  Sterling House at Clinton                         2,110              1,083        (10)
  Sterling House at Fort Dodge                      2,140              1,098        (10)
  Sterling House at Grand Island                    2,125              1,091        (10)
  Sterling House at Marshalltown                    2,250              1,155        (10)
  Sterling House at Muscatine                       2,205              1,132        (10)
  Cardinal Retirement Village of
   Cuyahoga Falls                                   1,600              1,636        Min. of $250k ppmt with exit fee
  Autumn Wind Residence Assisted
   Living Facility                                  4,970              5,063        (10)
  Grand Park Assisted Living Community              2,080              2,129        (10)
  Living Court Assisted Living of Enumclaw          1,800              1,833        (10)
  Tucson Heart Hospital                            17,800             18,294        Cannot prepay until 4th year, then 3% penalty
                                                                                     scaling down 1% each year

                                     -S23-

  Diana Lynn Lodge                                  5,830              5,914        (11)
  Diana Lynn Lodge West L.A. Pavillion II             350                356        (11)
  Carlyle House                                     2,249              2,290        (10)
  Colonial Village Nursing Home                       542                553        (10)
  Temple Manor Nursing Home                           664                678        (10)
  Tuttle Care Center                                  498                508        (10)
  Western Hills Health Care Center                  2,236              2,283        (10)
  Willow Park Health Care Center                    2,068              2,111        (10)
  Woodland Care Center                                492                502        (10)
  Charter House (Farmington and Novi)               9,600              9,729        (10)
  Cogburn-Midtown (Ideal)                           4,890              4,994        No prepayment before 8/99; then 1% fee
  Cogburn Nursing Health Center                     4,000              4,035        No prepayment before 8/99; then 1% fee
  Tri-State Manor                                   1,000              1,017        (10)
  Canton Harbor Nursing & Rehabilitation Ctr        8,800              9,046        (10)
  Cedar Knoll Care Center Grasslake                 1,625              1,653        (10) and a 7% exit fee
  HP/Florida I Nursing Home                           609                624        Penalty: year 1 - 4%, scales down 1% each year;
                                                                                     7% exit fee
  Johnson Health Care Center                        2,150              2,185        (10)
  Carrington Nursing Home                           2,250              2,286        (10) and a 3.5% exit fee
  Old Court Nursing Home                            6,200              6,388        (11)
  Cuyahoga Falls Country Place                        600                613        Min. of $250k ppmt with exit fee
  Tri-County Convalescent Home                      2,250              2,264        (10) and a 7% exit fee
  Life Care Columbia                               12,380             12,916        (6)
                                                   ------             ------

  Total Mortgage Notes Receivable               $ 263,495          $ 228,542
                                                =========          =========

(1) Paid in monthly installments of Principal and Interest. Principal payable in full at maturity date. Amortized over 300 months.

(2) Interest only while in development.   Then identical to (1).

(3) Interest only for 12 months.  Then identical to (1).

(4) Interest only until maturity.  Then Principal payable in full.

(5) The aggregate cost for Federal income tax purposes is estimated at $222.6 million at 12/31/98.


                                     -S24-

(6) No Prepayment Fee after 85th month. Prior to 85th month, a fee equal to "Loss of Yield" (minimum of 2%) multiplied by the loan balance. Loss of Yield is difference between 10.09% on this note and comparable term US Treasury Rate.

(7) Amount can not be calculated at this time because the property is under construction and the total loan amount is currently unknown.

(8) Amount can not be calculated at this time because the interest rate increases based on CPI which is unknown at this time.

(9) Amount can not be calculated at this time because the interest rate varies and is calculated by a participating bank.

(10)Yield Maintenance Amount is defined generally to be an amount equal to:

    = % of Principal Amount Being Prepaid x [(Present value of the Principal and Interest payments remaining to maturity at a discount rate) - (Principal amount outstanding at time of prepayment)].

(11)Prepayment before a certain date requires a replacement loan of a comparable amount and a 1% penalty, otherwise the Yield Maintenance Amount would apply (see Note 10).

(12)Reconciliation of mortgage notes receivable for the years ended December 31, 1998 and 1997 (in thousands):

                                                Years Ended December 31,
                                                ------------------------
                                             1998                       1997
                                             ----                       ----
Balance at beginning of period          $   4,708                   $     -
Additions during period:
   New or assumed mortgages               211,970                         -
   Capitalization of non cash interest        626                         -
   Construction fundings                   19,864                      4,488
   Other                                      121                        220
                                              ---                        ---
                                          232,581                      4,708

Deductions:
   Collections of principal                  (164)                        -
   Cost of mortgages sold                  (8,388)                        -
   Amortization of premium                   (195)                        -
                                             ----                         -
                                           (8,747)                        -
                                           ------                         -
Balance at close of period              $ 228,542                  $   4,708
                                          =======                      =====

                                     -S25-