Form 10-Q
period 1999-03-31
HEALTHCARE REALTY TRUST INC
filed 1999-05-14
CIK 899749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-Q

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -----
                        THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ------
                      THE SECURITIES EXCHANGE ACT OF 1934

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

     As of April 30, 1999, 39,811,138 shares of the Registrant's Common Stock and 3,000,000 shares of the Registrant's Preferred Stock, $.01 par value, were outstanding.


                                               HEALTHCARE REALTY TRUST
                                                     INCORPORATED

                                                      FORM 10-Q

                                                    March 31, 1999

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

Item 1.

                                     Healthcare Realty Trust Incorporated
                                     Condensed Consolidated Balance Sheet
                                           (Dollars in thousands)

                                                                              (Unaudited)            (1)
                                                                             Mar. 31, 1999      Dec. 31, 1998
                                                                             -------------      -------------
ASSETS
Real estate properties:
        Land                                                                     $ 143,965          $ 140,617
        Buildings and improvements                                               1,203,890          1,169,941
        Personal property                                                            5,003              4,825
        Construction in progress                                                    40,045             72,172
                                                                                    ------             ------
                                                                                 1,392,903          1,387,555
        Less accumulated depreciation                                              (59,164)           (50,116)
                                                                                   -------            -------
              Total real estate properties, net                                  1,333,739          1,337,439

Cash and cash equivalents                                                           14,298             14,411

Mortgage notes receivable                                                          239,592            228,542

Other assets, net                                                                   39,351             35,031
                                                                                    ------             ------
Total assets                                                                   $ 1,626,980        $ 1,615,423
                                                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Notes and bonds payable                                                    578,656            559,924

        Accounts payable and accrued liabilities                                    20,989             25,824

        Other liabilities                                                           11,029             11,971
                                                                                    ------             ------
Total liabilities                                                                  610,674            597,719
                                                                                   -------            -------

Commitments                                                                              0                  0

Stockholders' equity:
        Preferred stock, $.01 par value; 50,000,000 shares authorized;
              issued and outstanding, 1999 and 1998 - 3,000,000                         30                 30

        Common stock, $.01 par value;  150,000,000 shares authorized;
              issued and outstanding, 1999 - 39,809,818; 1998 - 39,792,775             398                398

        Additional paid-in capital                                               1,049,355          1,049,039

        Deferred compensation                                                      (10,366)           (10,662)

        Cumulative net income                                                      150,088            129,346

        Cumulative dividends                                                      (173,199)          (150,447)
                                                                                  --------           --------

Total stockholders' equity                                                       1,016,306          1,017,704
                                                                                 ---------          ---------

Total liabilities and stockholders' equity                                     $ 1,626,980        $ 1,615,423
                                                                               ===========        ===========

(1) The balance sheet at Dec. 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.)


                         Healthcare Realty Trust Incorporated
                      Condensed Consolidated Statement of Income
                  For The Three Months Ended March 31, 1999 and 1998
                                     (Unaudited)
                     (Dollars in thousands, except per share data)

                                                                     1999             1998
                                                                     ----             ----
REVENUES:

       Master lease rental income                                 $ 23,097          $ 9,755
       Property operating income                                    13,505            6,820
       Straight line rent                                            1,568                0
       Mortgage interest income                                      5,835              117
       Management fees                                                 629              458
       Interest and other income                                     2,263              183
                                                                     -----              ---
                                                                    46,897           17,333

EXPENSES:

       General and administrative                                    1,826            1,325
       Property operating expenses                                   4,873            2,394
       Interest                                                      9,239            1,783
       Depreciation                                                 10,096            3,142
       Amortization                                                    121               83
                                                                       ---               --
                                                                    26,155            8,727
                                                                    ------            -----
NET INCOME                                                        $ 20,742          $ 8,606
                                                                  ========          =======

NET INCOME PER SHARE - BASIC                                        $ 0.49           $ 0.44
                                                                    ======           ======

NET INCOME PER SHARE - DILUTED                                      $ 0.48           $ 0.43
                                                                    ======           ======

SHARES OUTSTANDING - BASIC                                      39,270,747       19,344,067
                                                                ==========       ==========

SHARES OUTSTANDING - DILUTED                                    39,777,543       19,821,162
                                                                ==========       ==========

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.)


                            Healthcare Realty Trust Incorporated
                      Condensed Consolidated Statements of Cash Flows
                    For The Three Months Ended March 31, 1999 and 1998
                                      (Unaudited)
                                (Dollars in thousands)

                                                                                 1999             1998
                                                                                 ----             ----
Cash flows from operating activities:
       Net income                                                              $ 20,742          $ 8,606
       Adjustments to reconcile net income to cash provided by operating activities:
            Depreciation and amortization                                        10,941            3,303
            Deferred compensation                                                   296              312
            Decrease in other liabilities                                          (942)            (428)
            Increase in other assets                                             (3,237)            (896)
            Decrease in accounts payable and accrued liabilities                 (4,835)          (1,466)
            Increase in straight line rent                                       (1,568)               0
            Gain on sale of real estate                                          (1,749)               0
                                                                                 ------                -
       Net cash provided by operating activities                                 19,648            9,431
                                                                                 ------            -----

Cash flows from investing activities:

       Acquisition and development of real estate properties                    (12,737)         (14,089)
       Acquisition and development of mortgages                                 (11,285)               0
       Proceeds from sale of real estate                                          8,090                0
                                                                                  -----                -
       Net cash used in investing activities                                    (15,932)         (14,089)
                                                                                -------          -------

Cash flows from financing activities:
       Borrowings on notes and bonds payable                                     27,000            8,500
       Repayments on notes and bonds payable                                     (8,372)         (19,800)
       Dividends paid                                                           (22,752)          (9,910)
       Proceeds from issuance of common stock                                       295           33,564
                                                                                    ---           ------
       Net cash provided (used) by financing activities                          (3,829)          12,354
                                                                                 ------           ------

Increase (decrease) in cash and cash equivalents                                   (113)           7,696
Cash and cash equivalents, beginning of period                                   14,411            5,325
                                                                                 ------            -----
Cash and cash equivalents, end of period                                       $ 14,298         $ 13,021
                                                                               ========         ========

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.)

                             Healthcare Realty Trust
                                  Incorporated

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1999

                                   (Unaudited)





Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Healthcare Realty Trust Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the three-month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain reclassifications have been made for the period January 1, 1998 through March 31, 1998 to conform to the 1999 presentation. These reclassifications had no effect on the results of operations as previously reported.

Note 2.  Organization

     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. As of March 31, 1999, the Company had invested or committed to invest in 286 properties (the "Properties") located in 35 states, which are supported by 69 healthcare-related entities. The Properties include:

                                                             Number of       (in thousands)
                                                            Properties         Investment
                                                            ----------         ----------
          Ancillary hospital facilities                             62            $501,713
          Medical office buildings                                   6              30,230
          Physician clinics                                         35             155,735
          Skilled Nursing Facilities                                55             243,077
          Comprehensive ambulatory care centers                     16              43,506
          Assisted Living Facilities                                85             295,303
          Ambulatory surgery centers                                 9              41,452
          Inpatient rehabilitation facilities                       10             154,619
          Other                                                      8             163,423
          Corporate property                                         0               3,437
                                                                     -               -----
                                                                   286          $1,632,495
                                                                   ===          ==========

Note 3.  Funds From Operations

     Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") 1995 White Paper, means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation from real estate assets.

     The Company considers FFO to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended March 31, 1999 and 1998, was $25.7 million, or $0.66 per basic share ($0.65 per diluted share) and $11.6 million, or $0.60 per basic share ($0.59 per diluted share), respectively.


                                          Funds from Operations

                              (Dollars in thousands, except per share data)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                       1999                       1998
                                                                       ----                       ----
  Net Income (1)                                                      $20,742                   $8,606

       Non-recurring items                                                  0                        0

       Gain or loss on dispositions (2)                               (1,749)                        0

       Straight line rents                                            (1,568)                        0

       Preferred stock dividend                                       (1,662)                        0

  ADD:

       Depreciation
         Real estate                                                    9,967                    2,998
         Office F,F&E                                                       0                        0
         Leasehold improvements                                             0                        0
         Other non-revenue producing assets                                 0                        0
                                                                            -                        -

                                                                        9,967                    2,998
                                                                        -----                    -----
       Amortization
         Acquired property contracts                                        0                        0
         Other non-revenue producing assets                                 0                        0
         Organization costs                                                 0                        0
                                                                            -                        -
                                                                            0                        0
                                                                            -                        -

       Deferred financing costs                                             0                        0
                                                                            -                        -

       Total Adjustments                                                4,988                    2,998
                                                                        -----                    -----

  Funds From Operations - Basic                                     $  25,730                $  11,604
          Convertible Subordinated Debenture Interest                       0                        0
                                                                            -                        -

  Funds from Operations - Diluted                                   $  25,730                $  11,604
                                                                    =========                =========

  Shares Outstanding - Basic                                       39,270,747               19,344,067
                                                                   ==========               ==========

  Shares Outstanding - Diluted                                     39,777,543               19,821,162
                                                                   ==========               ==========

  Funds From Operations Per Share - Basic                            $   0.66                 $   0.60
                                                                     ========                 ========

  Funds From Operations Per Share - Diluted                          $   0.65                 $   0.59
                                                                     ========                 ========

(1) Net income includes $296,196 in 1999 and $311,718 in 1998 of stock based, long-term incentive compensation expense. This expense never requires the disbursement of cash.
(2) Represents a gain from the sale of an ancillary hospital facility in Savannah, Georgia.

Note 4.  Capstone Merger

     On June 8, 1998, the Company announced a definitive agreement to acquire Capstone Capital Corporation ("Capstone"). The merger was consummated on October 15, 1998. Pursuant to the merger agreement, the Company acquired Capstone in a stock-for-stock merger in which the stockholders of Capstone received a fixed ratio of .8518 shares of the Company's common stock and the holders of Capstone preferred stock received one share of the Company's voting preferred stock in exchange for each share of Capstone preferred stock. The Company issued 18,906,909 shares of common stock and 3,000,000 shares of preferred stock. The transaction was accounted for as a purchase and resulted in no goodwill.

         The purchase price is summarized as follows (in thousands):
         Common stock                                  $   532,554
         Preferred stock                                    72,052
         Cash and cash equivalents                           8,330
         Liabilities assumed                               424,897
                                                           -------
              Total Purchase Price                      $1,037,833
                                                        ==========

         The assets acquired in the Capstone merger are summarized as follows
(in thousands):
         Real estate properties                        $   804,178
         Mortgage notes receivable                         211,590
         Cash and cash equivalents                          13,767
         Other assets                                        8,298
                                                             -----
              Total Assets Acquired                     $1,037,833
                                                        ==========

Note 5.  Notes and Bonds Payable

         Notes and bonds payable at March 31, 1999 consisted of the following
(in thousands):
         Unsecured credit facility                         $198,00
         Term loan facility                                171,100
         Unsecured notes                                    72,000
         6.55% Convertible subordinated debentures, net     73,369
         10.5% Convertible subordinated debentures, net      3,777
         Mortgage Notes                                     60,410
                                                            ------
                                                          $578,656
                                                          ========

                                      -7-

Unsecured Credit Facility

     On October 15, 1998, concurrent with its merger with Capstone, the Company repaid the outstanding balances under both Capstone's and the Company's own unsecured credit facilities and entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. The Unsecured Credit Facility bears interest at LIBOR rates plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company will pay, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At March 31, 1999, the Company had available borrowing capacity of $67.0 million under the Unsecured Credit Facility.

Term Loan Facility

     On October 15, 1998, concurrent with the Capstone merger, the Company entered into a $200.0 million unsecured term loan (the "Term Loan Facility") with NationsBank. The Term Loan Facility bears interest at LIBOR plus 1.05%, payable quarterly, and matures on October 16, 1999. The Term Loan Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements, as well as restrictions on dividend payments if minimum tangible capital requirements are not met. At March 31, 1999, the Company had no additional available borrowing capacity under the Term Loan facility.

Unsecured Notes

     On September 18, 1995 the Company privately placed $90.0 million of unsecured notes (the "Unsecured Notes") with 16 institutions. The Unsecured Notes bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. Beginning on September 1, 1998 and on each September 1 through 2002, the Company must repay $18.0 million of the principal. The note agreements pursuant to which the Unsecured Notes were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements.

Convertible Subordinated Debentures

     As part of the Capstone merger, the Company assumed and recorded at fair value $74.7 million aggregate face amount of 6.55% Convertible Subordinated Debentures (the "6.55% Debentures") of Capstone. At March 31, 1999, the Company had approximately $73.4 million aggregate principal amount of 6.55% Debentures outstanding with a face amount of $74.7 million and unaccreted discount of $1.3 million. Such rate of interest and accretion of discount represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 6.55% Debentures are due on March 14, 2002, unless redeemed earlier by the Company or converted by the holder, and are callable on March 16, 2000. Interest on the 6.55% Debentures is payable on March 14 and September 14 in each year. The 6.55% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 33.6251 shares per $1 thousand bond.

     As part of the Capstone merger, the Company assumed and recorded at fair value $3.75 million aggregate face amount of 10.5% Convertible Subordinated Debentures (the "10.5% Debentures") of Capstone. At March 31, 1999, the Company had approximately $3.8 million aggregate principal amount of 10.5% Debentures outstanding with a face amount of $3.6 million and unamortized premium of $0.2 million. Such rate of interest and amortization of premium represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 10.5% Debentures are due on April 1, 2002, unless redeemed earlier by the Company or converted by the holder, and are callable on April 5, 2000. Interest on the 10.5% Debentures is payable on April 1 and October 1 in each year. The 10.5% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 52.8248 shares per $1 thousand bond.

Mortgage Notes

     As part of the Capstone merger, the Company assumed non-recourse mortgage notes payable, and the related collateral, as follows (Dollars in millions):

                                                                                   Book Value
                                                                                Of Collateral at   Balance at
                        Original   Interest                                         March 31,       March 31,
      Mortgagor          Balance     Rate          Collateral                         1999            1999
      ---------          -------     ----          ----------                         ----            ----
Life Insurance Co.       $  23.3     8.500%   Ancillary hospital facility        $     40.3        $   22.8
Life Insurance Co.           4.7     7.625%   Ancillary hospital facility              10.1             4.5
Life Insurance Co.          17.1     8.125%   Two ambulatory surgery centers           34.8            16.7
                                              & one ancillary hospital facility
Bank                        17.0     8.250%   Six skilled nursing facilities           29.4            16.4
                            ----     -----                                             ----            ----
                          $ 62.1                                                 $    114.6        $   60.4
                          ======                                                 ==========        ========

     The $23.3 million note is payable in monthly installments of principal and interest based on a 30 year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20 year amortization with the final payment due in January 2017. The three notes totaling $17.1 million are payable in monthly installments of principal and interest based on a 25 year amortization with a balloon payment of the unpaid balance in September 2004. The $17.0 million note bears interest at 50 basis points in excess of the prime rate, and is payable in monthly installments of principal and interest based on a 25 year amortization with a balloon payment of the unpaid balance in June 2000.

Note 6.  Commitments

     As of March 31, 1999, the Company had a net investment of approximately $40.0 million in six build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $22.4 million. The Company also has 19 mortgages under development at March 31, 1999, which have a total remaining funding commitment of approximately $19.4 million. Also, as part of the Capstone merger, the Company assumed funding obligations of future commitments. The remaining balance of these commitments at March 31, 1999 was approximately $46.7 million.

     As part of the Capstone merger, agreements were entered into with three individuals affiliated with Capstone that restrict competitive practices and which the Company believes will protect and enhance the value of the real estate properties acquired from Capstone. These agreements provide for the issuance of 150,000 shares per year of common stock of the Company to the individuals on October 15 of the years 1999, 2000, 2001 and 2002, provided all terms of the agreements are met.

Note 7.  Asset Disposition

     During the first quarter of 1999, the Company sold a 90,000 square foot ancillary hospital facility in Savannah, Georgia for $8.1 million in net proceeds. These proceeds were applied to the partial repayment of the Term Loan Facility.

Note 8.  Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three months ended March 31, 1999 and 1998.

                                                                     Three Months Ended March 31,
                                                                      1999                  1998
                                                                      ----                  ----
Basic EPS
     Average Shares Outstanding                                    39,800,690            19,869,398
         Actual Restricted Stock Shares                             (529,943)             (525,331)
                                                                    --------              --------
     Denominator - Basic                                           39,270,747            19,344,067
                                                                   ==========            ==========
     Net Income                                                   $20,742,237           $ 8,605,872
         Preferred Stock Dividend                                 (1,661,818)                     0
                                                                  ----------                      -
     Numerator - Basic                                            $19,080,419           $ 8,605,872
                                                                  ===========           ===========
     Per Share Amount                                        $           0.49       $          0.44
                                                             ================       ===============

Diluted EPS
     Average Shares Outstanding                                    39,800,690            19,869,398
         Actual Restricted Stock Shares                             (529,943)             (525,331)
         Restricted Shares - Treasury                                 498,822               402,843
         Dilution for Convertible Debentures                                0                     0
         Dilution for Employee Stock Purchase Plan                      7,974                24,556
         Dilution for Warrants                                              0                49,696
                                                                            -                ------
     Denominator - Diluted                                         39,777,543            19,821,162
                                                                   ==========            ==========
     Numerator - Basic                                            $19,080,419            $8,605,872
         Convertible Subordinated Debenture Interest                        0                     0
                                                                            -                     -
     Numerator - Diluted                                          $19,080,419            $8,605,872
                                                                  ===========            ==========
     Per Share Amount                                        $           0.48        $         0.43
                                                             ================        ==============

                Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Operating Results

First Quarter 1999 Compared to First Quarter 1998

     The results of operations of the Company were significantly impacted by the Capstone merger. For the three months ended March 31, 1999, net income increased $10.6 million due to the Capstone merger. As a result of the Capstone transaction, the Company acquired 111 properties and 75 mortgages for a fair value of $804.2 million and $211.6 million, respectively. These investments resulted in additional master lease, straight line rent and property operating income, net of operating expenses, and mortgage interest income for the three months ended March 31, 1999 of $23.3 million, as well as additional interest and other income of $0.3 million, additional interest expense of $4.3 million under the unsecured credit facility and term loan facility and depreciation and amortization expense of $6.5 million. The Company also assumed Capstone's 6.55% and 10.5% convertible subordinated debentures and notes payable, with interest rates ranging from 7.625% to 8.50% at March 31, 1999, which resulted in interest expense of $2.2 million for the three months ended March 31, 1999.

     Net income for the quarter ended March 31, 1999 was $20.7 million, ($0.49 per basic share of common stock and $0.48 per diluted share), on total revenues of $46.9 million compared to net income of $8.6 million, ($0.44 per basic share of common stock and $0.43 per diluted share) on total revenues of $17.3 million, for the same period in 1998. Funds from operations ("FFO") was $25.7 million, or $0.66 per basic share ($0.65 per diluted share), for the quarter ended March 31, 1999 compared to $11.6 million, or $0.60 per basic share ($0.59 per diluted share), in 1998.

     Total revenues for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, increased $29.6 million, or 170.6%. Excluding the impact of the Capstone merger, which is discussed above, total revenues for the quarter ended March 31, 1999, compared to the same period in 1998, increased $4.2 million, or 24.4%. This increase is primarily due to increases in property operating income and interest and other income. Excluding the effect of the Capstone merger, property operating income increased $2.3 million, or 34.2%. Since the first quarter of 1998, five previously-owned buildings were brought under the Company's property management services. The Company acquired one additional building, also under property management, one property under construction was completed and began operations, and four buildings were acquired under master lease arrangements. In February 1999, the Company sold an ancillary hospital facility in Savannah, Georgia for net proceeds of $8.1 million, resulting in a $1.7 million gain, reflected in interest and other income. Certain leases acquired from Capstone contain escalating rental rates over the life of the leases, however, rental income is recognized as earned on a straight-line basis over the life of the lease. Therefore, $1.6 million of accrued straight-line rental income is included in net income. Mortgage interest income increased $5.8 million for the three months ended March 31, 1999 compared to 1998 due mainly to the acquisition of 75 mortgages in the Capstone merger.

     Total expenses for the three months ended March 31, 1999 were $26.2 million compared to $8.7 million for the three months ended March 31, 1998, an increase of $17.4 million, or 199.7%. Excluding the effect of the Capstone merger, total expenses increased $2.7 million, or 30.7% for the three months ended March 31, 1999, compared to 1998. Interest expenses increased $7.5 million, or 418.2% for the first quarter ended 1999 compared to 1998. Excluding the effect of the Capstone merger, interest expense increased $1.0 million, or 54% for the three months ended March 31, 1999 compared to 1998. During the quarter ended March 31, 1999, the Company had an average outstanding debt balance of approximately $84.6 million under the unsecured credit facility (excluding the effect of the Capstone merger) compared to $5.7 million in 1998. Additionally, there was approximately $8.1 million less in construction in progress throughout the quarter during 1999 compared to 1998 which resulted in less capitalized interest in 1999. General and administrative expenses increased $1.8 million, or 37.8% for the quarter ended March 31, 1999, compared to the same period in 1998. This increase is primarily due to the increased number of employees for property management, development, and other service-based activities. Property operating expenses increased $2.5 million, or 103.6% in 1999 compared to 1998. Excluding the properties acquired with the Capstone merger, property-operating expenses increased $0.7 million, or 30.9% for the same reasons property operating income increased, as discussed above. Depreciation expense increased $7.0 million, or 221.3% for the three months ended March 31, 1999 compared to 1998. Excluding the effect of the Capstone merger, depreciation expense increased $0.5 million, or 14.9% due to the acquisition of five properties and the completion of one property under construction since the first quarter of 1998.

Liquidity and Capital Resources

     On October 15, 1998, at the time of the Capstone merger, the Company repaid the outstanding balances under both Capstone's and the Company's own unsecured credit facilities and entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. The Unsecured Credit Facility bears interest at LIBOR plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company will pay, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. At March 31, 1999, the Company had available borrowing capacity of $67.0 million under the Unsecured Credit Facility.

     At the time of the Capstone merger, the Company entered into a $200.0 million unsecured term loan (the "Term Loan Facility") with NationsBank. The Term Loan Facility bears interest at LIBOR plus 1.05%, payable quarterly, and matures on October 16, 1999. Since the Capstone merger, the Company has received net proceeds from the sale of assets and from mortgage prepayments of approximately $42.5 million and reduced the unpaid balance of the Term Loan Facility as of April 30, 1999 to $157.5 million. The Company expects that the Term Loan Facility will be repaid by internally generated cash flow, proceeds from the sale of additional assets, and proceeds from additional prepayments of mortgage notes receivable. If such sources of funds are insufficient to repay the Term Loan Facility in full, any unpaid balance is expected to be refinanced.

     In 1995, the Company privately placed $90.0 million of unsecured notes (the "Unsecured Notes") bearing interest at 7.41%, payable semi-annually ($5.0 million for 1999), and mature on September 1, 2002. The Company must repay $18.0 million of principle annually. At March 31, 1999, $72.0 million was outstanding under the Unsecured Notes.

     The Company assumed in the Capstone merger 10.5% Convertible Subordinated Debentures and 6.55% Convertible Subordinated Debentures having an aggregate principal balance of $78.3 million. In 1999 the Company will pay $5.3 million of interest on these subordinated debentures.

     As of March 31, 1999 the Company can issue an aggregate of approximately $106.4 million of securities remaining under currently effective registration statements. Due to the current market price of the Company's stock, the Company does not presently plan to offer securities under such registration statements. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

     In February 1999, the Company sold an ancillary hospital facility in Savannah, Georgia for net proceeds of $8.1 million. The proceeds were applied to the partial payment of the Term Loan Facility.

     In April 1999, the Company sold a comprehensive ambulatory care center in Miami, Florida for $11.3 million in net proceeds and one mortgage note receivable was repaid for $2.3 million in net proceeds. The gain resulting from this sale will be recognized in the second quarter of 1999. These proceeds were applied to the partial payment of the Term Loan Facility.

     As of March 31, 1999, the Company had an investment of approximately $40.0 million in six build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $22.4 million. The Company also had 19 mortgages under development at March 31, 1999, which have a total remaining funding commitment of approximately $19.4 million. Also, as part of the Capstone merger, the Company assumed funding obligations of future commitments. The remaining balance of these commitments at March 31, 1999 is approximately $46.7 million. The Company intends to fund these commitments with funds available from operations and proceeds from the Unsecured Credit Facility.

     At March 31, 1999, the Company had stockholders' equity in excess of $1.0 billion. The debt to total capitalization ratio was approximately .363 to 1 at March 31, 1999.

     On January 26, 1999, the Company declared an increase in its quarterly common stock dividend from $0.525 per share ($2.10 annualized) to $0.53 per share ($2.12 annualized) payable to stockholders of record on February 5, 1999. This dividend was paid on February 16, 1999. In April 1999, the Company announced payment of a common stock dividend of $0.535 per share to holders of record of common shares on May 6, 1999. This dividend will be payable on May 17, 1999 and relates to the period January 1, 1999 through March 31, 1999. The Company presently plans to continue to pay its quarterly common stock dividends, with increases consistent with its current practice. In the event that the Company cannot make additional investments in 1999 because of an inability to obtain new capital by issuing equity and debt securities, the Company will continue to be able to pay its common stock dividends in a manner consistent with its current practice. Should access to new capital not be available, the Company is uncertain of its ability to increase its quarterly common stock dividends.

     During 1999, the Company will pay quarterly dividends on its 8 7/8% Series A Voting Cumulative Preferred Stock in the annualized amount of $2.22 per share.

     Under the terms of the leases and other financial support agreements relating to most of the properties, tenants or healthcare providers are
generally   responsible  for  operating  expenses  and  taxes  relating  to  the properties. As a result of these arrangements, with limited exceptions not material to the performance of the Company, the Company does not believe that it will be responsible for any major expenses in connection with the properties during the respective terms of the agreements. The Company anticipates entering into similar arrangements with respect to additional properties it acquires or develops. After the term of the lease or financial support agreement, or in the event the financial obligations required by the agreement are not met, the Company anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company's cash available for distribution and liquidity may be adversely affected.

     The Company plans to continue to meet its liquidity needs, including funding additional investments in 1999, paying its quarterly dividends (with increases consistent with its current practices) and funding the debt service on the 10.50% Convertible Subordinated Debentures, the 6.55% Convertible Subordinated Debentures, the Unsecured Credit Facility, the Term Loan Facility, and the Unsecured Notes from its operating revenues, the proceeds of mortgage loan repayments, sales of real estate investments and mortgage notes receivable, and debt market financings. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company, however, cannot be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Impact of Inflation

     Inflation has not significantly affected the earnings of the Company because of the moderate inflation rate and the fact that most of the Company's leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing the gross revenue the Company is to receive under the terms of the leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from three to 20 years, further reducing the risk of any adverse effects of inflation to the Company. The Unsecured Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the Unsecured Credit Facility will be influenced by changes in short-term rates, which tend to be sensitive to inflation.

Real Estate Investment Trust Tax Proposals

     The Clinton Administration's Fiscal Year 2000 Budget proposal includes three provisions of interest to REITs in general, two of which potentially affect the Company. These provisions (i) modify the structure of businesses which are indirectly conducted by the Company and could limit or negatively affect the Company's future ability to engage indirectly in certain business activities that cannot be conducted directly by the Company; and (ii) repeal tax-free conversion of large C corporations to S corporations, which would effectively tax the built-in gains of C corporations prospectively electing tax-free reorganizations, thus affecting an acquisition format employed by the Company in the past. The President's Budget proposal includes numerous other revenue provisions, none of which would materially impact the Company in the event of their adoption. The last action on the President's Year 2000 Budget proposal was the release by the Joint Committee on Taxation's "Description of Revenue Provisions Contained in the President's Fiscal Year 2000 Budget Proposal" on February 22, 1999. Congress has yet to debate the broader implications of the President's Year 2000 Budget proposals, so there is no way to predict the outcome of these proposals or the eventual economic effect of these proposals on the Company if these proposals are enacted.

     An alternative proposal, H.R. 1616, the Real Estate Investment Trust Modernization Act of 1999 (the "RMA") has as its central feature a provision allowing a REIT to own 100% of the stock of a taxable REIT subsidiary, similar to the initiative contained in the Administration's Fiscal Year 2000 Budget proposal mentioned previously. Many of the provisions in the RMA are similar to the Budget proposal's provisions to modify the structure of businesses and could have a similar, undetermined impact on the Company's future business activities as has already been noted. Other provisions in the RMA would affect (i) foreclosures for Health Care REITs and (ii) the 95% distribution requirement. As with the President's Year 2000 Budget proposal, there is no way to predict the outcome of these proposals or the eventual economic effect of these proposals on the Company if the RMA is enacted.

Year 2000 Issue

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Y2K issue relating to the Company's corporate information technology systems, including applications employed with respect to the real estate investments of the Company, could have a material impact on the operations of the Company if compliance is not completed in a timely manner. The Company's plan to resolve the Y2K issue involves four phases: assessment, remediation, testing, and implementation.

Status of Y2K Issue Relating to the Company's Information Technology Systems

     Based on the Company's completed assessment of its own software and hardware relating to the Company's corporate information technology systems, the Company determined that it was necessary to modify or replace certain portions of its software and hardware so that those systems would properly utilize dates beyond December 31, 1999. The Company has modified and replaced existing software and certain hardware considered necessary based on its assessment. The Company's costs to complete these modifications and replacements was less than $50,000.

     In the ordinary course of events, the Company has purchased new file servers and replaced many older desktop microcomputers with new equipment, all of which are certified to be Y2K compliant by the manufacturers. Additionally, "patches" available from the manufacturers were purchased to bring certain equipment into compliance, and were installed in desktop systems as necessary.

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

     100% of the Company's systems, except for the accounting information system, have been tested for compliance. The accounting information system has been certified as compliant by the vendor. The Company expects to complete testing its accounting information system by the end of the second quarter of 1999 and expects to certify it as compliant during the third quarter of 1999. While the Company does not anticipate that testing will disprove its vendor's certification of compliance, remediation of any systems or software that signal potential Y2K problems will begin immediately upon discovery.

Y2K Issue Compliance of Vendors and Clients

     The Company has questioned its significant suppliers and clients as to their respective responses to the Y2K issue. To date, the Company is not aware of any suppliers or clients with a Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources; however, the Company has no means of ensuring that those parties will in fact be Y2K compliant. The Company has received responses from approximately 33% of all of its inquiries and has renewed its solicitation for written disclosures in compliance with the Year 2000 Information and Readiness Disclosure Act. 100% of the written responses received have certified that they are or will be Y2K compliant by the end of 1999. The inability of suppliers and clients to complete their Y2K resolution process in a timely fashion could materially impact the Company. The Company cannot presently determine the effect of non-compliance by the Company's suppliers and clients.

     While the Company does have ongoing relationships with third-party payors, suppliers, vendors, and others, it has no systems that interface directly with third party vendors other than its accounts with financial institutions and the Company's payroll system interfaces directly with a vendor. The Company has installed Y2K compliant software upgrades that have been certified by its primary financial institution and has received notification from its payroll vendor that its systems and software with which the Company interfaces are compliant.

     The Company will also have Y2K issue exposure in non-information technology applications with respect to its real estate investments. Computer technology employed in elevators, security systems, electrical systems and similar applications involved in the operations of real estate properties may cause interruptions of services with respect to those properties on and after January 1, 2000. The terms of agreements in place with respect to the bulk of the real estate investments held by the Company impose the economic cost of compliance upon third party lessees and mortgagees; consequently, the costs to the Company for Y2K remediation should not be material. The Company is in the process of inquiring and assessing responses of those third parties as to their respective Y2K issue readiness and will require that those third parties undertake the necessary actions to ensure Y2K compliance of the properties.

     Finally, the Y2K issue may affect the greater business environment in which the Company operates. Due to the general uncertainty surrounding the Y2K readiness of third parties, including federal and state governments, the effect of the Y2K issue on the Company's lessees and mortgagees, as well as the Company itself cannot be gauged. For example, the General Accounting Office has reported that the systems employed in managing Medicare reimbursements is not likely to be Y2K compliant in time to ensure the delivery of uninterrupted benefits and services. Delay in reimbursements could negatively affect the Company's lessees and mortgagees, resulting in a delay in receipt of payments owed to the Company's clients, with the further possibility of delay in payments due by those clients to the Company. Similar consequences could result from the failure of other parties having such an indirect relationship with the Company.

     Management of the Company believes it has an effective program in place to resolve the Y2K issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Y2K program. In the event that the Company does not complete any additional phases, the Company may be unable to collect receipts in a timely manner. In addition, disruptions in the economy generally resulting from Y2K issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, for example, equipment shutdown or failure to properly date business records. The Company cannot reasonably estimate the amount of potential liability and lost revenue at this time. The most reasonable likely worst case Y2K scenario is that business disruption could occur with respect to third-party payors, suppliers or vendors who fail to become Y2K compliant, and disruptions in the economy generally resulting from Y2K issues could adversely impact the Company.

     The Company has contingency plans for certain critical applications and is working on such plans for other non-critical applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies. The company plans to maintain an ongoing evaluation of its Y2K compliance readiness and contingent plans throughout 1999.

Market Risk

     The Company is exposed to market risk, in the form of changing interest rates, on its debt and mortgage notes receivable. The Company has no market risk with respect to derivatives and foreign currency fluctuations. Management uses daily monitoring of market conditions and analytical techniques to manage this risk. The Company does not believe there have been significant changes in its market risk since December 31, 1998. For a more detailed discussion, see pages 16 through 17 of Exhibit 13 "Annual Report to Shareholders" of the Company's Form 10-K for the fiscal year ended December 31, 1998.

Cautionary Language Regarding Forward Looking Statements

     Statements in this Form 10-Q that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reforms Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of the Company, and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms. In addition, the Company, through its senior management, from time to time makes forward looking oral and written public statements concerning the Company's expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect the Company's good faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. For a more detailed discussion of these, and other factors, see pages 25 through 29 of Item 1 of the Company's Form 10-K for the fiscal year ended December 31, 1998.

                           PART II - OTHER INFORMATION

Item 6.  Reports on Form 8-K

(a) Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                    SIGNATURE


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





Date:  May 14, 1999