Form 10-Q
period 1999-06-30
HEALTHCARE REALTY TRUST INC
filed 1999-08-13
CIK 899749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-Q

(Mark One)

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          - -

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

                                       OR


          _ _  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

     As of June 30, 1999, 39,829,507 shares of the Registrant's Common Stock and 3,000,000 shares of the Registrant's Preferred Stock, $.01 par value, were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED
                                    FORM 10-Q
                                  June 30, 1999
                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1. Financial Statements                                            Page
                  Condensed Consolidated Balance Sheets                             1
                  Condensed Consolidated Statements of Income                       2
                  Condensed Consolidated Statements of Cash Flows                   4
                  Notes to Condensed Consolidated Financial Statements              5

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        14

Part II - Other Information

         Item 4. Submission of Matters to a Vote of Security Holders               25

         Item 6. Reports on Form 8-K                                               26

Signature                                                                          27

Item 1.

                                  Healthcare Realty Trust Incorporated
                                  Condensed Consolidated Balance Sheet
                                       (Dollars in thousands)

                                                                            (Unaudited)            (1)
                                                                           June 30, 1999      Dec. 31, 1998
                                                                           -------------      -------------
ASSETS

Real estate properties:

        Land                                                                     $ 143,622          $ 140,617

        Buildings and improvements                                               1,210,168          1,169,941

        Personal property                                                            5,176              4,825

        Construction in progress                                                    25,253             72,172
                                                                                    ------             ------

                                                                                 1,384,219          1,387,555

        Less accumulated depreciation                                              (67,564)           (50,116)
                                                                                   -------            -------

              Total real estate properties, net                                  1,316,655          1,337,439

Cash and cash equivalents                                                            6,044             14,411

Mortgage notes receivable                                                          249,187            228,542

Other assets, net                                                                   40,463             35,031
                                                                                    ------             ------

Total assets                                                                   $ 1,612,349        $ 1,615,423
                                                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

        Notes and bonds payable                                                    567,616            559,924

        Accounts payable and accrued liabilities                                    22,078             25,824

        Other liabilities                                                            8,063             11,971
                                                                                     -----             ------

Total liabilities                                                                  597,757            597,719
                                                                                   -------            -------

Commitments                                                                              0                  0

Stockholders' equity:

        Preferred stock, $.01 par value; 50,000,000 shares authorized;

              issued and outstanding, 1999 and 1998 - 3,000,000                         30                 30


        Common stock, $.01 par value;  150,000,000 shares authorized;

              issued and outstanding, 1999 - 39,829,507; 1998 - 39,792,775             398                398

        Additional paid-in capital                                               1,049,719          1,049,039

        Deferred compensation                                                      (10,073)           (10,662)

        Cumulative net income                                                      170,680            129,346

        Cumulative dividends                                                      (196,162)          (150,447)
                                                                                  --------           --------

Total stockholders' equity                                                       1,014,592          1,017,704
                                                                                 ---------          ---------

Total liabilities and stockholders' equity                                     $ 1,612,349        $ 1,615,423
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


                        Healthcare Realty Trust Incorporated
                     Condensed Consolidated Statement of Income
                 For The Three Months Ended June 30, 1999 and 1998
                                    (Unaudited)
                   (Dollars in thousands, except per share data)

                                                                    1999             1998
                                                                    ----             ----
REVENUES:

       Master lease rental income                                 $ 23,397          $ 8,502

       Property operating income                                    13,853            8,148

       Straight line rent                                            1,490                0

       Mortgage interest income                                      6,268              188

       Management fees                                                 694              474

       Interest and other income                                       891              418
                                                                       ---              ---

                                                                    46,593           17,730
                                                                    ------           ------

EXPENSES:

       General and administrative                                    1,971            1,174

       Property operating expenses                                   5,008            2,339

       Interest                                                      9,403            1,672

       Depreciation                                                  9,501            3,079

       Amortization                                                    118               85
                                                                       ---               --

                                                                    26,001            8,349
                                                                    ------            -----

NET INCOME                                                        $ 20,592          $ 9,381
                                                                  ========          =======

NET INCOME PER SHARE - BASIC                                        $ 0.48           $ 0.46
                                                                    ======           ======

NET INCOME PER SHARE - DILUTED                                      $ 0.48           $ 0.45
                                                                    ======           ======

SHARES OUTSTANDING - BASIC                                      39,287,496       20,190,956
                                                                ==========       ==========

SHARES OUTSTANDING - DILUTED                                    39,956,471       20,649,802
                                                                ==========       ==========

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD            $ 0.535          $ 0.510
                                                                   =======          =======

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.)


                        Healthcare Realty Trust Incorporated
                     Condensed Consolidated Statement of Income
                   For The Six Months Ended June 30, 1999 and 1998
                                    (Unaudited)
                   (Dollars in thousands, except per share data)

                                                                    1999             1998
                                                                    ----             ----
REVENUES:

       Master lease rental income                                 $ 46,494         $ 18,255

       Property operating income                                    27,357           14,969

       Straight line rent                                            3,058                0

       Mortgage interest income                                     12,103              305

       Management fees                                               1,324              933

       Interest and other income                                     3,154              601
                                                                     -----              ---

                                                                    93,490           35,063
                                                                    ------           ------

EXPENSES:

       General and administrative                                    3,796            2,499

       Property operating expenses                                   9,881            4,733

       Interest                                                     18,643            3,455

       Depreciation                                                 19,597            6,220

       Amortization                                                    239              169
                                                                       ---              ---

                                                                    52,156           17,076
                                                                    ------           ------

NET INCOME                                                        $ 41,334         $ 17,987
                                                                  ========         ========

NET INCOME PER SHARE - BASIC                                        $ 0.97           $ 0.91
                                                                    ======           ======

NET INCOME PER SHARE - DILUTED                                      $ 0.95           $ 0.89
                                                                    ======           ======

SHARES OUTSTANDING - BASIC                                      39,278,622       19,769,329
                                                                ==========       ==========

SHARES OUTSTANDING - DILUTED                                    39,952,642       20,232,182
                                                                ==========       ==========

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD            $ 1.065          $ 1.025
                                                                   =======          =======



(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.)

                             Healthcare Realty Trust Incorporated
                       Condensed Consolidated Statements of Cash Flows
                       For The Six Months Ended June 31, 1999 and 1998
                                      (Unaudited)
                                 (Dollars in thousands)

                                                                                 1999             1998
                                                                                 ----             ----
Cash flows from operating activities:

       Net income                                                              $ 41,334        $  17,987

       Adjustments to reconcile net income to cash provided by operating activities:

            Depreciation and amortization                                        20,915            6,536

            Deferred compensation                                                   589              625

            Decrease in other liabilities                                        (3,907)            (349)

            Increase in other assets                                             (3,917)         (12,521)

            Decrease in accounts payable and accrued liabilities                 (3,829)             (51)

            Increase in straight line rent                                       (3,058)               0

            Gain on sale of real estate                                          (2,182)               0
                                                                                 ------                -

       Net cash provided by operating activities                                 45,945           12,227
                                                                                 ------           ------

Cash flows from investing activities:

       Acquisition and development of real estate properties                    (20,394)         (19,623)

       Acquisition and development of mortgages                                 (24,122)               0

       Proceeds from sale of mortgages                                            3,075                0

       Proceeds from sale of real estate                                         24,726                0
                                                                                 ------                -

       Net cash used in investing activities                                    (16,715)         (19,623)
                                                                                -------          -------

Cash flows from financing activities:

       Borrowings on notes and bonds payable                                     53,000            8,500

       Repayments on notes and bonds payable                                    (45,396)         (19,800)

       Dividends paid                                                           (45,715)         (20,582)

       Proceeds from issuance of common stock                                       514           35,103
                                                                                    ---           ------

       Net cash provided (used) by financing activities                         (37,597)           3,221
                                                                                -------            -----

Increase (decrease) in cash and cash equivalents                                 (8,367)          (4,175)

Cash and cash equivalents, beginning of period                                   14,411            5,325
                                                                                 ------            -----

Cash and cash equivalents, end of period                                       $  6,044        $   1,150
                                                                               ========        =========


(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.)

                             Healthcare Realty Trust
                                  Incorporated
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)


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

     The results of operations for the three-month and six-month periods ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain reclassifications have been made for the period April 1, 1998 through June 30, 1998 and for the period January 1, 1998 through June 30, 1998 to conform to the 1999 presentation. These reclassifications had no effect on the results of operations as previously reported.


Note 2.  Organization

     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. As of June 30, 1999, the Company had invested or committed to invest in 282 properties (the "Properties") located in 34 states, which are supported by 64 healthcare-related entities. The Properties include:


                                                                                 (Dollars in
                                                                Number of         thousands)
                                                               Properties         Investment
                                                               ----------         ----------
          Ancillary hospital facilities                              61            $497,630

          Medical office buildings                                    7              24,979

          Physician clinics                                          34             153,701

          Skilled nursing facilities                                 55             247,846

          Comprehensive ambulatory care centers                      15              38,190

          Assisted living facilities                                 85             302,694

          Ambulatory surgery centers                                  9              41,452

          Inpatient rehabilitation facilities                        10             154,619

          Other                                                       6             168,696

          Corporate property                                          0               3,599
                                                                      -               -----
                                                                    282         $ 1,633,406
                                                                    ===         ===========

Note 3.  Funds From Operations

     Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") 1995 White Paper, means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation from real estate assets.

     The Company considers FFO to be an informative measure of the performance of an equity REIT and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended June 30, 1999 and 1998, was $26.4 million, or $0.67 per basic share ($0.66 per diluted share) and $12.3 million, or $0.61 per basic share ($0.60 per diluted share), respectively. FFO for the six months ended June 30, 1999 and 1998, was $52.1 million, basic, ($52.2 million, diluted), or $1.33 per basic share ($1.31 per diluted share) and $23.9 million, or $1.21 per basic share ($1.18 per diluted share), respectively.

                                                Funds from Operations

                                       (Dollars in thousands, except per share data)

                                                                   Three Months Ended June 30,
                                                                     -----------------------
                                                                      1999              1998
                                                                      ----              ----
Net Income (1)                                                      $20,592            $9,381

     Non-recurring items                                                  0                 0

     Gain or loss on dispositions (2)                                 (433)                 0

     Straight line rents                                            (1,490)                 0

     Preferred stock dividend                                       (1,664)                 0

ADD:

     Depreciation

       Real estate                                                    9,357             2,935

       Office F,F&E                                                       0                 0

       Leasehold improvements                                             0                 0

       Other non-revenue producing assets                                 0                 0
                                                                          -                 -

                                                                      9,357             2,935
                                                                      -----             -----

     Amortization

       Acquired property contracts                                        0                 0

       Other non-revenue producing assets                                 0                 0

       Organization costs                                                 0                 0
                                                                          -                 -

                                                                          0                 0
                                                                          -                 -

     Deferred financing costs                                             0                 0
                                                                          -                 -

     Total Adjustments                                                5,770             2,935
                                                                      -----             -----

Funds From Operations - Basic                                     $  26,362         $  12,316

        Convertible Subordinated Debenture Interest                      58                 0
                                                                         --                 -

Funds from Operations - Diluted                                   $  26,420         $  12,316
                                                                  =========         =========

Shares Outstanding - Basic                                       39,287,496        20,190,956
                                                                 ==========        ==========

Shares Outstanding - Diluted                                     39,956,471        20,649,802
                                                                 ==========        ==========

Funds From Operations Per Share - Basic                            $   0.67          $   0.61
                                                                   ========          ========

Funds From Operations Per Share - Diluted                          $   0.66          $   0.60
                                                                   ========          ========


(1) Net income includes $292,488 in 1999 and $313,370 in 1998 of stock based, long-term incentive compensation expense. This expense never requires the disbursement of cash.
(2) Represents a gain from the sale of a comprehensive ambulatory care center in Miami, Florida and a loss from the sale of a partnership interest.

                                                Funds from Operations

                                       (Dollars in thousands, except per share data)

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                      1999             1998
                                                                      ----             ----
Net Income (1)                                                  $    41,334       $    17,987

     Non-recurring items                                                  0                 0

     Gain or loss on dispositions (2)                                (2,182)                0

     Straight line rents                                             (3,059)                0

     Preferred stock dividend                                        (3,326)                0
ADD:
     Depreciation
        Real estate                                                  19,325             5,933

        Office F,F&E                                                      0                 0

        Leasehold improvements                                            0                 0

        Other non-revenue producing assets                                0                 0
                                                                          -                 -
                                                                     19,325             5,933
     Amortization                                                    ------             -----

        Acquired property contracts                                       0                 0

        Other non-revenue producing assets                                0                 0

        Organization costs                                                0                 0

                                                                          -                 -

                                                                          0                 0

                                                                          -                 -

      Deferred financing costs                                            0                 0
                                                                          -                 -

     Total Adjustments                                               10,758             5,933
                                                                     ------             -----

 Funds From Operations - Basic                                  $    52,092       $    23,920

         Convertible Subordinated Debenture Interest                    133                 0

                                                                        ---                 -

 Funds from Operations - Diluted                                $    52,225       $    23,920
                                                                ===========       ===========

 Shares Outstanding - Basic                                      39,278,622        19,769,329
                                                                 ==========        ==========

 Shares Outstanding - Diluted                                    39,952,642        20,232,182
                                                                 ==========        ==========

 Funds From Operations Per Share - Basic                        $      1.33       $      1.21
                                                                ===========       ===========

 Funds From Operations Per Share - Diluted                      $      1.31       $      1.18
                                                                ===========       ===========


(1) Net income includes $588,684 in 1999 and $625,088 in 1998 of stock based, long-term incentive compensation expense. This expense never requires the disbursement of cash.
(2) Represents a gain from the sale of an ancillary hospital facility in Savannah, Georgia, the sale of a comprehensive ambulatory care center in Miami, Florida and a loss from the sale of a partnership interest.

Note 4.  Capstone Merger

     On October 15, 1998, the Company completed its merger with Capstone Capital Corporation ("Capstone"). Pursuant to the merger agreement, the Company acquired Capstone in a stock-for-stock merger in which the stockholders of Capstone received a fixed ratio of .8518 shares of the Company's common stock and the holders of Capstone preferred stock received one share of the Company's voting preferred stock in exchange for each share of Capstone preferred stock. The Company issued 18,906,909 shares of common stock and 3,000,000 shares of preferred stock. The transaction was accounted for as a purchase and resulted in no goodwill.

         The purchase price is summarized as follows (dollars in thousands):
         Common stock                                            $   532,554
         Preferred stock                                              72,052
         Cash and cash equivalents                                     8,330
         Liabilities assumed                                         424,897
                                                                     -------
              Total Purchase Price                               $ 1,037,833
                                                                 ===========

         The assets acquired in the Capstone merger are summarized as follows
         (dollars in thousands):
         Real estate properties                                  $   804,178
         Mortgage notes receivable                                   211,590
         Cash and cash equivalents                                    13,767
         Other assets                                                  8,298
                                                                       -----
              Total Assets Acquired                              $ 1,037,833
                                                                 ===========

Note 5.  Notes and Bonds Payable

         Notes and bonds payable at June 30, 1999 consisted of the following
         (dollars in thousands):
         Unsecured credit facility                               $   200,000
         Term loan facility                                          151,300
         Unsecured notes                                              72,000
         6.55% Convertible subordinated debentures, net               73,522
         10.5% Convertible subordinated debentures, net                3,608
         Mortgage notes and other notes                               67,186
                                                                      ------
                                                                 $   567,616
                                                                 ===========

Unsecured Credit Facility

     On October 15, 1998, concurrent with its merger with Capstone, the Company repaid the outstanding balances under both Capstone's and the Company's own unsecured credit facilities and entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. The Unsecured Credit Facility bears interest at LIBOR rates plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company will pay, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At June 30, 1999, the Company had available borrowing capacity of $65.0 million under the Unsecured Credit Facility.

Term Loan Facility

     On October 15, 1998, concurrent with the Capstone merger, the Company entered into a $200.0 million unsecured term loan (the "Term Loan Facility") with NationsBank. The Term Loan Facility bears interest at LIBOR plus 1.05%, payable quarterly, and matures on October 16, 1999. The Term Loan Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements, as well as restrictions on dividend payments if minimum tangible capital requirements are not met. At June 30, 1999, the Company had no additional available borrowing capacity under the Term Loan facility.

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

Convertible Subordinated Debentures

     As part of the Capstone merger, the Company assumed and recorded at fair value $74.7 million aggregate face amount of 6.55% Convertible Subordinated Debentures (the "6.55% Debentures") of Capstone. At June 30, 1999, the Company had approximately $73.5 million aggregate principal amount of 6.55% Debentures outstanding with a face amount of $74.7 million and unaccreted discount of $1.2 million. Such rate of interest and accretion of discount represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 6.55% Debentures are due on March 14, 2002, unless redeemed earlier by the Company or converted by the holder, and are callable on March 16, 2000. Interest on the 6.55% Debentures is payable on March 14 and September 14 in each year. The 6.55% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 33.6251 shares per $1 thousand bond.

     As part of the Capstone merger, the Company assumed and recorded at fair value $3.75 million aggregate face amount of 10.5% Convertible Subordinated Debentures (the "10.5% Debentures") of Capstone. At June 30, 1999, the Company had approximately $3.6 million aggregate principal amount of 10.5% Debentures outstanding with a face amount of $3.4 million and unamortized premium of $0.2 million. Such rate of interest and amortization of premium represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 10.5% Debentures are due on April 1, 2002, unless redeemed earlier by the Company or converted by the holder, and are callable on April 5, 2000. Interest on the 10.5% Debentures is payable on April 1 and October 1 in each year. The 10.5% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 52.8248 shares per $1 thousand bond.

Mortgage Notes

     As part of the Capstone merger, the Company assumed non-recourse mortgage notes payable, and the related collateral, as follows (Dollars in millions):

                                                                                  Book Value
                                                                               Of Collateral at      Balance at
                       Original     Interest                                         June 30,           June 30,
      Mortgagor         Balance       Rate           Collateral                        1999               1999
      ---------         -------       ----           ----------                        ----               ----
Life Insurance Co.       $  23.3     8.500%    Ancillary hospital facility          $     40.8         $   22.7
Life Insurance Co.           4.7     7.625%    Ancillary hospital facility                10.2              4.5
Life Insurance Co.          17.1     8.125%    Two ambulatory surgery centers             35.2             16.7
                                               &   one   ancillary    hospital
Bank                        17.0     8.500%    Six skilled nursing facilities             29.8             16.3
                            ----                                                          ----             ----
                          $ 62.1                                                    $    116.0         $   60.2
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

Note 6.  Commitments

     As of June 30, 1999, the Company had a net investment of approximately $25.3 million in four build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $20.0 million. The Company also has 18 mortgages under development, at June 30, 1999, which have a total remaining funding commitment of approximately $11.8 million. Also, as part of the Capstone merger, the Company assumed funding obligations of future commitments. The remaining balance of these commitments at June 30, 1999 was approximately $48.1 million.

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

     During the second quarter of 1999, the Company sold a 56,900 square foot comprehensive ambulatory care center in Miami, Florida for $11.3 million in net proceeds, sold a 51% interest in a partnership for $5.4 million in net proceeds and received $3.1 million in net proceeds from the repayment of two mortgage notes receivable. These proceeds were applied to the partial repayment of the Term Loan Facility.

Note 8.  Net Income Per Share

         The table  below sets forth the  computation  of basic and  diluted  earnings  per share as required by FASB Statement No. 128 for the three and six months ended June 30, 1999 and 1998.

                                        Three Months Ended June 30,             Six Months Ended June 30,
                                        ---------------------------             -------------------------
                                              1999             1998              1999              1998
                                              ----             ----              ----              ----
Basic EPS
   Average Shares
      Outstanding                          39,818,489        20,717,337       39,809,615        20,295,710
      Actual Restricted
        Stock Shares                         (530,993)         (526,381)        (530,993)         (526,381)
                                             --------          --------         --------          --------
   Denominator - Basic                     39,287,496        20,190,956       39,278,622        19,769,329
                                           ==========        ==========       ==========        ==========
   Net Income                          $   20,591,501     $   9,380,711   $   41,333,738    $   17,986,583
      Preferred Stock
        Dividend                           (1,664,070)                0       (3,325,888)                0
                                           ----------                 -       ----------                 -
   Numerator - Basic                   $   18,927,431     $   9,380,711   $   38,007,850    $   17,986,583
                                       ==============     =============   ==============    ==============
   Per Share Amount                    $         0.48     $        0.46   $         0.97    $         0.91
                                       ==============     =============   ==============    ==============

Diluted EPS
   Average Shares
     Outstanding                           39,818,489        20,717,337       39,809,615        20,295,710
     Actual Restricted
       Stock Shares                          (530,993)         (526,381)        (530,993)         (526,381)
     Restricted Shares
       - Treasury                             483,832           402,743          488,224           397,887
     Dilution for
       Convertible Debentures                 181,136                 0          181,136                 0
     Dilution for Employee
       Stock Purchase Plan                      4,007            10,235            4,660            17,210
     Dilution for Warrants                          0            45,868                0            47,756
                                                    -            ------                -            ------
   Denominator - Diluted                   39,956,471        20,649,802       39,952,642        20,232,182
                                           ==========        ==========       ==========        ==========
   Numerator - Basic                   $   18,927,431     $   9,380,711   $   38,007,850    $   17,986,583
     Convertible Subordinated
       Debenture Interest                      58,431                 0          133,033                 0
                                               ------                 -          -------                 -
   Numerator - Diluted                 $   18,985,862     $   9,380,711   $   38,140,883    $   17,986,583
                                       ==============     =============   ==============    ==============
   Per Share Amount                    $         0.48     $        0.45   $         0.95    $         0.89
                                       ==============     =============   ==============    ==============

Item 2.              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Operating Results

Second Quarter 1999 Compared to Second Quarter 1998

     The results of operations of the Company were significantly impacted by the Capstone merger. For the three months ended June 30, 1999, net income increased $12.3 million due to the Capstone merger. As a result of the Capstone transaction, the Company acquired 111 properties and 75 mortgages for a fair value of $804.2 million and $211.6 million, respectively. These investments resulted in additional master lease rental income, straight line rental income, property operating income net of operating expenses, and mortgage interest income for the three months ended June 30, 1999 of $24.6 million, as well as additional interest and other income of $0.3 million, additional interest expense of $4.2 million under the unsecured credit facility and term loan facility and depreciation and amortization expense of $6.0 million. The Company also assumed Capstone's 6.55% and 10.5% convertible subordinated debentures and notes payable, with interest rates ranging from 7.625% to 8.50% at June 30, 1999, which resulted in interest expense of $2.4 million for the three months ended June 30, 1999.

     Net income for the quarter ended June 30, 1999 was $20.6 million, ($0.48 per basic and diluted share), on total revenues of $46.6 million compared to net income of $9.4 million, ($0.46 per basic share of common stock and $0.45 per diluted share) on total revenues of $17.7 million, for the same period in 1998. Funds from operations ("FFO") was $26.4 million, or $0.67 per basic share ($0.66 per diluted share), for the quarter ended June 30, 1999 compared to $12.3 million, or $0.61 per basic share ($0.60 per diluted share), in 1998.

     Total revenues for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, increased $28.9 million, or 162.8%. Excluding the impact of the Capstone merger, which is discussed above, total revenues for the quarter ended June 30, 1999, compared to the same period in 1998, increased $2.3 million, or 12.7%. This increase is primarily due to increases in master lease rental income and property operating income. Excluding the effect of the Capstone merger, master lease rental income increased $0.5 million, or 6.3%, and property operating income increased $1.2 million, or 14.3%. Since the second quarter of 1998, the Company has sold five buildings and three previously-owned buildings were brought under the Company's property management services. The Company acquired one additional building, also under property management, one property under construction was completed and began operations, and four buildings were acquired under master lease arrangements. Certain leases acquired from Capstone contain escalating rental rates over the life of the leases; however, rental income is recognized as earned on a straight-line basis over the life of the lease. Therefore, $1.5 million of accrued straight-line rental income is included in net income for the three months ended June 30, 1999. Mortgage interest income increased

$6.1 million for the three months ended June 30, 1999 compared to 1998 due mainly to the acquisition of 75 mortgages in the Capstone merger.

     Total expenses for the three months ended June 30, 1999 were $26.0 million compared to $8.3 million for the three months ended June 30, 1998, an increase of $17.7 million, or 211.4%. Excluding the effect of the Capstone merger, total expenses increased $3.3 million, or 35.2%, for the three months ended June 30, 1999, compared to 1998. Interest expense increased $7.7 million, or 462.4%, for the second quarter ended June 30, 1999 compared to 1998. Excluding the effect of the Capstone merger, interest expense increased $1.1 million, or 65.9%, for the three months ended June 30, 1999 compared to 1998. During the quarter ended June 30, 1999, the Company had an average outstanding debt balance of approximately $84.6 million under the unsecured credit facility (excluding the effect of the Capstone merger) compared to $0.4 million in 1998 and the balance outstanding under the unsecured notes was $18.0 million lower during the three months ended June 30, 1999 compared to 1998. Additionally, there was approximately $4.4 million less in construction in progress throughout the second quarter of 1999 compared to 1998 which resulted in less capitalized interest in 1999. General and administrative expenses increased $0.8 million, or 67.9%, for the quarter ended June 30, 1999, compared to the same period in 1998. This increase is primarily due to the increased number of employees for property management, development, and other service-based activities. Property operating expenses increased $2.7 million, or 114.1%, in 1999 compared to 1998. Excluding the properties acquired with the Capstone merger, property operating expenses increased $0.9 million, or 40.4%, for the same reasons property operating income increased, as discussed above. Depreciation expense increased $6.4 million, or 208.6%, for the three months ended June 30, 1999 compared to 1998. Excluding the effect of the Capstone merger, depreciation expense increased $0.5 million, or 15.4%, due to the acquisition of five properties, the completion of one property under construction, and the sale of five properties since the second quarter of 1998.

Six Months Ended June 30, 1999 Compared To Six Months Ended June 30, 1998

     The results of operations of the Company for the six months ended June 30, 1999 were significantly impacted by the Capstone merger. For the six months ended June 30, 1999, net income increased $22.9 million due to the Capstone merger. As described in the operating results for the second quarter, the Company acquired 111 properties and 75 mortgages as a result of the Capstone merger. These investments resulted in additional master lease rental income, straight line rental income, property operating income net of operating expenses, and mortgage interest income for the six months ended June 30, 1999 of $47.9 million, as well as additional interest and other income of $0.5 million, additional interest expense of $8.4 million under the unsecured credit facility and term loan facility, and depreciation and amortization expense of $12.5 million. The Company also assumed Capstone's 6.55% and 10.5% convertible subordinated debentures and notes payable, with interest rates ranging from 7.625% to 8.50% at June 30, 1999, which resulted in interest expense of $4.6 million for the six months ended June 30, 1999.

     Net income for the six months ended June 30, 1999 was $41.3 million, ($0.97 per basic share of common stock and $0.95 per diluted share), on total revenues of $93.5 million compared to net income of $18.0 million ($0.91 per basic share of common stock and $.89 per diluted share), on total revenues of $35.1 million, for the same period in 1998. FFO, basic, was $52.1 million ($1.33 per basic share) and FFO, diluted, was $52.2 million ($1.31 per diluted share) compared to $23.9 million, or $1.21 per basic share ($1.18 per diluted share), in 1998.

     Total revenues for the six months ended June 30, 1999, compared to the same period in 1998, increased $58.4 million, or 166.6%. Excluding the impact of the Capstone merger, total revenues for the six months ended June 30, 1999, compared to 1998, increased $6.5 million, or 18.5%. This increase is primarily due to increases in master lease rental income, property operating income and interest and other income. Excluding the effect of the Capstone merger, master lease rental income and property operating income increased $3.7 million, or 11.3%. Since the second quarter of 1998, three previously-owned buildings were brought under the Company's property management services. The Company acquired one additional building, also under property management, one property under construction was completed and began operations, and four buildings were acquired under master lease arrangements. Interest and other income, excluding the effect of the Capstone merger, increased $2.0 million, or 331.0%, during the six months ended June 30, 1999 compared to the same period in 1998. During the six months ended June 30, 1999, the Company sold an ancillary hospital facility, a comprehensive ambulatory care center, and a 51% interest in a partnership for net proceeds totalling $24.8 million, resulting in a $2.2 million net gain, reflected in interest and other income. Certain leases acquired from Capstone contain escalating rental rates over the life of the leases, however, rental income is recognized as earned on a straight-line basis over the life of the lease. Therefore, $3.1 million of accrued straight-line rental income is included in net income for the six months ended June 30, 1999. Mortgage interest income increased $11.8 million for the six months ended June 30, 1999 compared to 1998, due mainly to the acquisition of 75 mortgages in the Capstone merger.

     Total expenses for the six months ended June 30, 1999 were $52.2 million compared to $17.1 million for the six months ended June 30, 1998, an increase of $35.1 million, or 205.4%. Excluding the effect of the Capstone merger, total expenses increased $6.1 million, or 35.4%, for the six months ended June 30, 1999, compared to 1998. Excluding the effect of the Capstone merger, interest expense increased $2.1 million, or 61.9%, for the six months ended June 30, 1999, compared to 1998. During the six months ended June 30, 1999, the Company had an average outstanding debt balance of $84.6 million under the unsecured credit facility, excluding the effect of the Capstone merger, compared to $3.8 million in 1998. The balance outstanding under the unsecured notes was $18.0 million lower during the six months ended June 30, 1999, compared to 1998. Additionally, there was approximately $6.3 million less in construction in progress throughout the six months ended 1999 compared to 1998, resulting in less capitalized interest in 1999. General and administrative expenses increased $1.3 million, or 51.9%, for the six months ended June 30, 1999, compared to the same period in 1998. This increase is primarily due to the increased number of employees for property management, development, and other service-based activities. Property operating expenses increased $5.1 million, or 108.8%, in 1999 compared to 1998. Excluding the properties acquired with the Capstone merger, property operating expenses increased $1.7 million, or 35.6%, for the same reasons property operating income increased, as discussed above. Depreciation expense increased $13.4 million, or 215.1%, for the six months ended June 30, 1999 compared to 1998. Excluding the effect of the Capstone merger, depreciation expense increased $0.9 million, or 15.1%, due to the acquisition of five properties, the completion of one property under construction, and the sale of five properties since the second quarter of 1998.

Liquidity and Capital Resources

     On October 15, 1998, at the time of the Capstone merger, the Company repaid the outstanding balances under both Capstone's and the Company's own unsecured credit facilities and entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. The Unsecured Credit Facility bears interest at LIBOR plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company will pay, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. At June 30, 1999, the Company had available borrowing capacity of $65.0 million under the Unsecured Credit Facility.

     At the time of the Capstone merger, the Company entered into a $200.0 million unsecured term loan (the "Term Loan Facility") with NationsBank. The Term Loan Facility bears interest at LIBOR plus 1.05%, payable quarterly, and matures on October 16, 1999. Since the Capstone merger, the Company has received net proceeds from the sale of assets and from mortgage prepayments of approximately $52.3 million and reduced the unpaid balance of the Term Loan Facility as of July 31, 1999 to $147.7 million. The Company expects that the Term Loan Facility will be repaid by internally generated cash flow, proceeds from the sale of additional assets, and proceeds from additional prepayments of mortgage notes receivable. If such sources of funds are insufficient to repay the Term Loan Facility in full, any unpaid balance is expected to be refinanced.

     In 1995, the Company privately placed $90.0 million of unsecured notes (the "Unsecured Notes") bearing interest at 7.41%, payable semi-annually ($5.0 million for 1999), and mature on September 1, 2002. The Company must repay $18.0 million of principle annually. At June 30, 1999, $72.0 million was outstanding under the Unsecured Notes.

     The Company assumed in the Capstone merger 10.5% Convertible Subordinated Debentures and 6.55% Convertible Subordinated Debentures having an aggregate principal balance of $78.3 million. In 1999 the Company will pay $5.3 million of interest on these subordinated debentures.

     As of June 30, 1999 the Company can issue an aggregate of approximately $106.4 million of securities remaining under currently effective registration statements. Due to the current market price of the Company's stock, the Company does not presently plan to offer securities under such registration statements. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

     During the first quarter of 1999, the Company sold an ancillary hospital facility in Savannah, Georgia for net proceeds of $8.1 million. The proceeds were applied to the partial payment of the Term Loan Facility.

     During the second quarter of 1999, the Company sold a comprehensive ambulatory care center in Miami, Florida for $11.3 million in net proceeds, a 51% partnership interest for $5.4 million in net proceeds, two mortgage notes receivable were repaid for $3.1 million in net proceeds, and received $0.6 million from the purchase of a bank's participating interest in six mortgage notes receivable. These proceeds were applied to the partial payment of the Term Loan Facility.

     In July 1999, the Company sold an integrated delivery system facility in Mesquite, Nevada for $3.0 million in net proceeds. The gain or loss resulting from this transaction will be recognized in the third quarter of 1999. These proceeds were applied to the partial payment of the Term Loan Facility.

     As of June 30, 1999, the Company had an investment of approximately $25.3 million in four build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $20.0 million. The Company also had 18 mortgages under development at June 30, 1999, which have a total remaining funding commitment of approximately $11.8 million. Also, as part of the Capstone merger, the Company assumed funding obligations of future commitments. The remaining balance of these commitments at June 30, 1999 is approximately $48.1 million. The Company intends to fund these commitments with funds available from operations and proceeds from the Unsecured Credit Facility.

     At June 30, 1999, the Company had stockholders' equity in excess of $1.0 billion. The debt to total capitalization ratio was approximately .359 to 1 at June 30, 1999.

     On April 27, 1999, the Company declared an increase in its quarterly common stock dividend from $0.53 per share ($2.12 annualized) to $0.535 per share ($2.14 annualized) payable to stockholders of record on May 6, 1999. This dividend was paid on May 17, 1999. In July 1999, the Company announced payment of a common stock dividend of $0.54 per share ($2.16 annualized) to holders of record of common shares on August 6, 1999. This dividend is payable on August 16, 1999 and relates to the period April 1, 1999 through June 30, 1999. The Company presently plans to continue to pay its quarterly common stock dividends, with increases consistent with its current practice. In the event that the Company cannot make additional investments in 1999 because of an inability to obtain new capital by issuing equity and debt securities, the Company will continue to be able to pay its common stock dividends in a manner consistent with its current practice. Should access to new capital not be available, the Company is uncertain of its ability to increase its quarterly common stock dividends.

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

     The Company plans to continue to meet its liquidity needs, including funding additional investments in 1999, paying its quarterly dividends (with increases consistent with its current practices) and funding the debt service on the 10.50% Convertible Subordinated Debentures, the 6.55% Convertible Subordinated Debentures, the Unsecured Credit Facility, the Term Loan Facility, and the Unsecured Notes from its operating revenues, the proceeds of mortgage loan repayments, sales of real estate investments, and debt market financings. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company, however, cannot be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Impact of Inflation

     Inflation has not significantly affected the earnings of the Company because of the moderate inflation rate and the fact that most of the Company's leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing the gross revenue the Company is to receive under the terms of the leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from two to twenty years, further reducing the risk of any adverse effects of inflation to the Company. The Unsecured Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the Unsecured Credit Facility will be influenced by changes in short-term rates, which tend to be sensitive to inflation.

Real Estate Investment Trust Tax Proposals

     The Clinton Administration's Fiscal Year 2000 Budget proposal includes three provisions of interest to REITs in general, two of which potentially affect the Company. These provisions (i) modify the structure of businesses which are indirectly conducted by the Company and could limit or negatively affect the Company's future ability to engage indirectly in certain business activities that cannot be conducted directly by the Company; and (ii) repeal tax-free conversion of large C corporations to S corporations, which would effectively tax the built-in gains of C corporations prospectively electing tax-free reorganizations, thus affecting an acquisition format employed by the Company in the past. The President's Budget proposal includes numerous other revenue provisions, none of which would materially impact the Company in the event of their adoption. Debate regarding the broader implications of the President's Year 2000 Budget proposals, as well as other matters of federal fiscal policy, is ongoing, so there is no way to predict the outcome of these proposals or the eventual economic effect of these proposals on the Company if these proposals are enacted.

     Congress has before it tax legislation that substantially incorporates the Real Estate Investment Trust Modernization Bill of 1999, which has as its central feature a provision allowing a REIT to own 100% of the stock of a taxable REIT subsidiary, similar to the initiative contained in the Administration's Fiscal Year 2000 Budget proposal mentioned previously. Many of the provisions in this legislation are similar to the Budget proposal's provisions to modify the structure of businesses and could have a similar, undetermined impact on the Company's future business activities as has already been noted. Other provisions in this legislation would affect (i) foreclosures for Health Care REITs and (ii) the 95% distribution requirement. As with the President's Year 2000 Budget proposal, there is no way to predict the outcome of these proposals or the eventual economic effect of these proposals on the Company if these proposals are enacted.

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

Status of Y2K Issue Relating to the Company's Information Technology Systems

     Based on the completed assessment of its own software and hardware relating to it's corporate information technology systems, the Company determined that it was necessary to modify or replace certain portions of its software and hardware so that those systems would properly utilize dates beyond December 31, 1999. The Company has modified and replaced existing software and certain hardware considered necessary based on its assessment. The Company's costs to complete these modifications and replacements was less than $50,000.

     In the ordinary course of events, the Company has purchased new file servers and replaced many older desktop microcomputers with new equipment, all of which are certified to be Y2K compliant by the manufacturers. Additionally, "patches" available from the manufacturers were obtained to bring certain equipment into compliance, and were installed in desktop systems as necessary.

     The Company's assessment of computer operating systems and software indicated that the Company's significant information systems programs should not require remediation. Accordingly, the Company does not believe that the Y2K issue presents a material exposure as it relates to the Company's services. The Company requested, and has subsequently received, certification from all of its significant software and operating systems vendors that the versions of their products currently installed are fully Y2K compliant.

     The Company has tested 100% of its currently used systems and has found them to be Y2K compliant in the testing environment.

Y2K Issue Compliance of Vendors and Clients

     The Company has questioned its significant suppliers and clients as to their respective responses to the Y2K issue. To date, the Company is not aware of any suppliers or clients with a Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources; however, the Company has no means of ensuring that those parties will in fact be Y2K compliant. The Company has received responses from approximately 71% of all of its inquiries and has renewed its solicitation for written disclosures in compliance with the Year 2000 Information and Readiness Disclosure Act. 100% of the written responses received have certified that they are or will be Y2K compliant by the end of 1999. The inability of suppliers and clients to complete their Y2K resolution process in a timely fashion could materially impact the Company. The Company cannot presently determine the effect of non-compliance by the Company's suppliers and clients.

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

     Management of the Company believes it has an effective program in place to resolve the Y2K issue in a timely manner. Disruptions in the economy generally resulting from Y2K issues could materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, for example, equipment shutdown or failure to properly date business records. The Company cannot reasonably estimate the amount of potential liability and lost revenue at this time. The most reasonable likely worst case Y2K scenario is that business disruption could occur with respect to third-party payors, suppliers or vendors who fail to become Y2K compliant, and disruptions in the economy generally resulting from Y2K issues could adversely impact the Company.

     The Company has contingency plans for certain critical applications and is working on such plans for other non-critical applications. These contingency plans involve, among other actions, manual workarounds, and adjusting staffing strategies. The Company plans to maintain an ongoing evaluation of its Y2K compliance readiness and contingent plans throughout 1999.

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

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     The Company's  annual meeting of shareholders  was held on May 11, 1999. At
this  meeting,   the  following   matters  were  voted  upon  by  the  Company's
shareholders.

(a)      Election of Class 3 Directors
         -----------------------------

     David R. Emery, Thompson S. Dent, and Batey M. Gresham, Jr. were elected to serve as Class 3 directors of the Company until the annual meeting of shareholders in 2002 or until their respective successors are elected and qualified. The vote was as follows:

                                        Votes Cast               Votes Cast Against          Abstentions/
                                         In Favor                    or Withheld               Non Votes
                                         --------                    -----------               ---------
                                    Common     Preferred        Common     Preferred       Common     Preferred
                                    ------     ---------        ------     ---------       ------     ---------
David R. Emery                    32,598,722    2,890,174       381,858      30,370      6,825,452     79,456
Thompson S. Dent                  32,591,522    2,891,474       389,058      29,070      6,825,452     79,456
Batey M. Gresham, Jr.             32,579,959    2,891,124       400,621      29,420      6,825,452     79,456

         The following directors continued in office following the meeting:

                  Name                                                    Term Expires
                  ----                                                    ------------
                  Charles Raymond Fernandez, M.D.                             2000
                  Errol L. Biggs, Ph.D.                                       2000
                  Marliese E. Mooney                                          2001
                  Edwin B. Morris, III                                        2001
                  John Knox Singleton                                         2001


(a)  Selection of Auditors
     ---------------------

     The shareholders of the Company ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 1999, by the following vote:

                                         Votes Cast              Votes Cast Against         Abstentions/
                                          In Favor                  or Withheld               Non Votes
                                          --------                  -----------               ---------
                                   Common        Preferred     Common      Preferred     Common       Preferred
                                   ------        ---------     ------      ---------     ------       ---------
                                 32,781,998      2,887,473     68,405       16,512      6,955,629      96,015

Item 6.  Reports on Form 8-K

(a)  Reports on Form 8-K
---  -------------------

     No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

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





Date:  August 13, 1999