Form 10-Q
period 1999-09-30
HEALTHCARE REALTY TRUST INC
filed 1999-11-15
CIK 899749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-Q

         (Mark One)

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          - -

                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

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

     As of October 31,1999, 39,992,091 shares of the Registrant's Common Stock and 3,000,000 shares of the Registrant's Voting Cumulative Preferred Stock, were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED
                                    FORM 10-Q
                               September 30, 1999
                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1. Financial Statements                                            Page
                  Condensed Consolidated Balance Sheets                             1
                  Condensed Consolidated Statements of Income                       2
                  Condensed Consolidated Statements of Cash Flows                   4
                  Notes to Condensed Consolidated Financial Statements              5

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        14

Part II - Other Information

         Item 1. Legal Proceedings                                                 24

         Item 6.Exhibits and Reports on Form 8-K                                   24

Signature                                                                          25

Item 1.

                                 Healthcare Realty Trust Incorporated
                                 Condensed Consolidated Balance Sheet
                                       (Dollars in thousands)

                                                                                 (Unaudited)             (1)
                                                                               Sept. 30, 1999      Dec. 31, 1998
                                                                               --------------      -------------
ASSETS

Real estate properties:
  Land                                                                          $     147,130       $     140,617
  Buildings and improvements                                                        1,226,089           1,169,941
  Personal property                                                                     5,328               4,825
  Construction in progress                                                             24,509              72,172
                                                                                       ------              ------
                                                                                    1,403,056           1,387,555
  Less accumulated depreciation                                                       (76,780)            (50,116)
                                                                                     -------             -------
              Total real estate properties, net                                     1,326,276           1,337,439

Cash and cash equivalents                                                               5,463              14,411

Mortgage notes receivable                                                             266,589             238,184

Other assets, net                                                                      29,804              25,389
                                                                                       ------              ------
Total assets                                                                    $   1,628,132         $ 1,615,423
                                                                                =============         ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes and bonds payable                                                             587,454             559,924

  Accounts payable and accrued liabilities                                             19,253              25,824

  Other liabilities                                                                     9,244              11,971
                                                                                        -----              ------
Total                                                                                 615,951             597,719
                                                                                      -------             -------

Commitments                                                                                 0                   0

Stockholders' equity:
  Preferred stock, $.01 par value; 50,000,000 shares authorized;
              issued and outstanding, 1999 and 1998 - 3,000,000                            30                  30

  Common stock, $.01 par value;  150,000,000 shares authorized;
              issued and outstanding, 1999 - 39,842,091; 1998 - 39,792,775                399                 398

  Additional paid-in capital                                                        1,049,957           1,049,039

  Deferred compensation                                                                (9,780)            (10,662)

  Cumulative net income                                                               190,909             129,346

  Cumulative dividends                                                               (219,334)           (150,447)
                                                                                    --------            --------
Total stockholders' equity                                                          1,012,181           1,017,704
                                                                                    ---------           ---------

Total liabilities and stockholders' equity                                      $   1,628,132         $ 1,615,423
                                                                                =============         ===========


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


                                 Healthcare Realty Trust Incorporated
                              Condensed Consolidated Statement of Income
                        For The Three Months Ended September 30, 1999 and 1998
                                           (Unaudited)
                           (Dollars in thousands, except per share data)

                                                                                        1999             1998
                                                                                        ----             ----
REVENUES:

       Master lease rental income                                                 $    22,866      $     8,770
       Property operating income                                                       14,623            8,372
       Straight line rent                                                               1,394                0
       Mortgage interest income                                                         6,717              265
       Management fees                                                                    687              425
       Interest and other income                                                          199              493
                                                                                          ---              ---
                                                                                       46,486           18,325
                                                                                       ------           ------

EXPENSES:

       General and administrative                                                       1,695            7,216
       Property operating expenses                                                      5,254            2,852
       Interest                                                                         9,724            1,951
       Depreciation                                                                     9,466            3,172
       Amortization                                                                       117               84
                                                                                          ---               --
                                                                                       26,256           15,275
                                                                                       ------           ------

NET INCOME                                                                        $    20,230      $     3,050
                                                                                  ===========      ===========


NET INCOME PER SHARE - BASIC                                                      $      0.47      $      0.15
                                                                                  ===========      ===========


NET INCOME PER SHARE - DILUTED                                                    $      0.47      $      0.15
                                                                                  ===========      ===========


SHARES OUTSTANDING - BASIC                                                         39,304,676       20,333,500
                                                                                   ==========       ==========


SHARES OUTSTANDING - DILUTED                                                       39,969,686       20,771,296
                                                                                   ==========       ==========


DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD                           $     0.540      $     0.520
                                                                                  ===========      ===========


(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.)


                                Healthcare Realty Trust Incorporated
                             Condensed Consolidated Statement of Income
                       For The Nine Months Ended September 30, 1999 and 1998
                                          (Unaudited)
                          (Dollars in thousands, except per share data)

                                                                                        1999             1998
                                                                                        ----             ----
REVENUES:

       Master lease rental income                                                $     69,360     $     27,025
       Property operating income                                                       41,980           23,341
       Straight line rent                                                               4,453                0
       Mortgage interest income                                                        18,820              570
       Management fees                                                                  2,010            1,357
       Interest and other income                                                        3,353            1,095
                                                                                        -----            -----
                                                                                      139,976           53,388
                                                                                      -------           ------

EXPENSES:

       General and administrative                                                       5,492            9,714
       Property operating expenses                                                     15,135            7,586
       Interest                                                                        28,366            5,406
       Depreciation                                                                    29,063            9,392
       Amortization                                                                       357              253
                                                                                          ---              ---
                                                                                       78,413           32,351
                                                                                       ------           ------

NET INCOME                                                                       $     61,563     $     21,037
                                                                                 ============     ============


NET INCOME PER SHARE - BASIC                                                           $ 1.44           $ 1.05
                                                                                       ======           ======


NET INCOME PER SHARE - DILUTED                                                         $ 1.42           $ 1.03
                                                                                       ======           ======


SHARES OUTSTANDING - BASIC                                                         39,287,404       19,957,091
                                                                                   ==========       ==========

-
SHARES OUTSTANDING - DILUTED                                                       39,948,987       20,404,306
                                                                                   ==========       ==========


DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD                          $      1.605     $      1.545
                                                                                 ============     ============

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.)


                                Healthcare Realty Trust Incorporated
                            Condensed Consolidated Statements of Cash Flows
                         For The Nine Months Ended September 30, 1999 and 1998
                                           (Unaudited)
                                     (Dollars in thousands)

                                                                                        1999             1998
                                                                                        ----             ----
Cash flows from operating activities:
       Net income                                                                $     61,563     $     21,037
       Adjustments to reconcile net income to cash provided by operating activities:
            Depreciation and amortization                                              31,050            9,862
            Deferred compensation                                                         882              941
            Increase (decrease) in other liabilities                                   (2,727)             236
            Increase in other assets                                                   (2,386)         (14,847)
            Increase (decrease) in accounts payable and accrued liabilities            (6,653)           2,225
            Increase in straight line rent                                             (4,453)               0
            Gain on sale of real estate                                                (2,150)               0
                                                                                       ------                -
       Net cash provided by operating activities                                       75,126           19,454
                                                                                       ------           ------

Cash flows from investing activities:
       Acquisition and development of real estate properties                          (41,803)         (83,828)
       Acquisition and development of mortgages                                       (32,291)               0
       Proceeds from sale of mortgages                                                  3,075                0
       Proceeds from sale of real estate                                               27,782                0
                                                                                       ------                -
       Net cash used in investing activities                                          (43,237)         (83,828)
                                                                                      -------          -------

Cash flows from financing activities:
       Borrowings on notes and bonds payable                                          101,500           66,599
       Repayments on notes and bonds payable                                          (74,203)         (11,300)
       Dividends paid                                                                 (68,886)         (31,430)
       Proceeds from issuance of common stock                                             752           37,548
                                                                                          ---           ------
       Net cash provided (used) by financing activities                               (40,837)          61,417
                                                                                      -------           ------

Decrease in cash and cash equivalents                                                  (8,948)          (2,957)
Cash and cash equivalents, beginning of period                                         14,411            5,325
                                                                                       ------            -----
Cash and cash equivalents, end of period                                         $      5,463     $      2,368
                                                                                 ============     ============

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

                               September 30, 1999

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

     The results of operations for the three-month and nine-month periods ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain reclassifications have been made for the period July 1, 1998 through September 30, 1998 and for the period January 1, 1998 through September 30, 1998 to conform to the 1999 presentation. These reclassifications had no effect on the results of operations as previously reported.


Note 2.  Organization

     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. As of September 30, 1999, the Company had invested or committed to invest in 291 properties (the "Properties") located in 34 states, which are supported by 70 healthcare-related entities. The Properties include:

                                                       Number of        (in thousands)
                                                      Properties          Investment
                                                      ----------          ----------
          Ancillary hospital facilities                       63          $  505,232
          Medical office buildings                             6              26,959
          Physician clinics                                   35             157,875
          Skilled nursing facilities                          55             248,889
          Comprehensive ambulatory care centers               14              36,832
          Assisted living facilities                          91             321,816
          Ambulatory surgery centers                           9              43,332
          Inpatient rehabilitation facilities                 10             157,671
          Other                                                8             167,307
          Corporate property                                   0               3,732
                                                               -               -----
                                                             291          $1,669,645
                                                             ===          ==========

Note 3.  Funds From Operations

     Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") 1995 White Paper, means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation from real estate assets. NAREIT has adopted, effective January 1, 2000, a new definition of FFO as described in the NAREIT White Paper issued October 1999.

     The Company considers FFO to be an informative measure of the performance of an equity real estate investment trust ("REIT") and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended September 30, 1999 and 1998, was $26.5 million, basic ($26.6 million, diluted), or $0.68 per basic share ($0.67 per diluted share) and $12.4 million, or $0.61 per basic share ($0.60 per diluted share), respectively. FFO for the nine months ended September 30, 1999 and 1998, was $78.6 million basic ($78.8 million, diluted), or $2.00 per basic share ($1.97 per diluted share) and $36.3 million, or $1.82 per basic share ($1.78 per diluted share), respectively.


                              Funds from Operations

                  (Dollars in thousands, except per share data)

                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                            1999                1998
                                                                            ----                ----
Net Income (1)                                                      $     20,230       $       3,050
     Non-recurring items (2)                                                   0               6,308
     Gain or loss on dispositions                                             32                   0
     Straight line rents                                                  (1,394)                  0
     Preferred stock dividend                                             (1,664)                  0

ADD:
     Depreciation
       Real estate                                                         9,326               3,010
       Office F,F&E                                                            0                   0
       Leasehold improvements                                                  0                   0
       Other non-revenue producing assets                                      0                   0
                                                                               -                   -
                                                                           9,326               3,010
                                                                           -----               -----
     Amortization
       Acquired property contracts                                             0                   0
       Other non-revenue producing assets                                      0                   0
       Organization costs                                                      0                   0
                                                                               -                   -
                                                                               0                   0
                                                                               -                   -

     Deferred financing costs                                                  0                   0
                                                                               -                   -

     Total Adjustments                                                     6,300               9,318
                                                                           -----               -----
Funds From Operations - Basic                                       $     26,530       $      12,368
     Convertible Subordinated Debenture Interest                              80                   0
                                                                              --                   -
Funds From Operations - Diluted                                     $     26,610       $      12,368
                                                                    ============       =============
Shares Outstanding - Basic                                            39,304,676          20,333,500
                                                                      ==========          ==========
Shares Outstanding - Diluted                                          39,969,686          20,771,296
                                                                      ==========          ==========
Funds From Operations Per Share - Basic                             $       0.68       $        0.61
                                                                    ============       =============
Funds From Operations Per Share - Diluted                           $       0.67       $        0.60
                                                                    ============       =============


(1) Net income includes $292,858 in 1999 and $315,862 in 1998 of stock based long-term incentive compensation expense. This expense never requires the disbursement of cash.
(2) Represents the write-off of certain capitalized software costs, leasehold improvements, organization and other deferred costs which were deemed to have no continuing value and incremental internal costs incurred in conjunction with the Capstone merger.


                              Funds from Operations

                  (Dollars in thousands, except per share data)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------

                                                                            1999                1998
                                                                            ----                ----
Net Income (1)                                                     $      61,563        $     21,037
     Non-recurring items (2)                                                   0               6,308
     Gain or loss on dispositions (3)                                     (2,150)                  0
     Straight line rents                                                  (4,453)                  0
     Preferred stock dividend                                             (4,990)                  0

ADD:
     Depreciation
       Real estate                                                        28,651               8,943
       Office F,F&E                                                            0                   0
       Leasehold improvements                                                  0                   0
       Other non-revenue producing assets                                      0                   0
                                                                               -                   -
                                                                          28,651               8,943
                                                                          ------               -----
     Amortization
       Acquired property contracts                                             0                   0
       Other non-revenue producing assets                                      0                   0
       Organization costs                                                      0                   0
                                                                               -                   -
                                                                               0                   0
                                                                               -                   -

     Deferred financing costs                                                  0                   0
                                                                               -                   -

     Total Adjustments                                                    17,058              15,251
                                                                          ------              ------

Funds From Operations                                              $      78,622        $     36,288
        Convertible Subordinated Debenture Interest                          213                   0
                                                                             ---                   -
Funds from Operations - Diluted                                    $      78,835        $     36,288
                                                                   =============        ============

Shares Outstanding - Basic                                            39,287,404          19,957,091
                                                                      ==========          ==========

Shares Outstanding - Diluted                                          39,948,987          20,404,306
                                                                      ==========          ==========

Funds From Operations Per Share - Basic                            $        2.00        $       1.82
                                                                   =============        ============

Funds From Operations Per Share - Diluted                          $        1.97        $       1.78
                                                                   =============        ============

(1) Net income includes $881,542 in 1999 and $940,950 in 1998 of stock based long-term incentive compensation expense. This expense never requires the disbursement of cash.
(2) Represents the write-off of certain capitalized software costs, leasehold improvements, organization and other deferred costs which were deemed to have no continuing value and incremental internal costs incurred in conjunction with the Capstone merger.
(3) Represents a gain from the sale of an ancillary hospital facility in Savannah, Georgia, the sale of a comprehensive ambulatory care center in Miami, Florida and a loss from the sale of a partnership interest.

Note 4.  Capstone Merger

     On October 15, 1998, the Company completed its merger with Capstone Capital Corporation ("Capstone"). Pursuant to the merger agreement, the Company acquired Capstone in a stock-for-stock merger in which the stockholders of Capstone received a fixed ratio of .8518 shares of the Company's common stock and the holders of Capstone preferred stock received one share of the Company's Series A Voting Cumulative Preferred Stock in exchange for each share of Capstone preferred stock. The Company issued 18,906,909 shares of common stock and 3,000,000 shares of preferred stock. The transaction was accounted for as a purchase and resulted in no goodwill.

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
                                                                  ===========

Note 5.  Notes and Bonds Payable

         Notes and bonds payable at September 30, 1999 consisted of the following (dollars in thousands):
         Unsecured credit facility                                $   241,500
         Term loan facility                                           147,700
         Unsecured notes                                               54,000
         6.55% Convertible subordinated debentures, net                73,677
         10.5% Convertible subordinated debentures, net                 3,598
         Mortgage notes and other notes                                66,979
                                                                       ------
                                                                  $   587,454
                                                                  ===========

Unsecured Credit Facility

     On October 15, 1998, concurrent with its merger with Capstone, the Company repaid the outstanding balances under both Capstone's and the Company's own unsecured credit facilities and entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. The Unsecured Credit Facility bears interest at LIBOR rates plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company will pay, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At September 30, 1999, the Company had available borrowing capacity of $23.5 million under the Unsecured Credit Facility.

Term Loan Facility

     On October 15, 1998, concurrent with the Capstone merger, the Company entered into a $200.0 million unsecured term loan (the "Term Loan Facility") with Bank of America (formerly NationsBank). The Term Loan Facility bears interest at LIBOR plus 1.75%, payable quarterly, and matures on January 14, 2000. The Term Loan Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements, as well as restrictions on dividend payments if minimum tangible capital requirements are not met. At September 30, 1999, the Company had no additional available borrowing capacity under the Term Loan Facility.

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

Convertible Subordinated Debentures

     As part of the Capstone merger, the Company assumed and recorded at fair value $74.7 million aggregate face amount of 6.55% Convertible Subordinated Debentures (the "6.55% Debentures") of Capstone. At September 30, 1999, the Company had approximately $73.7 million aggregate principal amount of 6.55% Debentures outstanding with a face amount of $74.7 million and unaccreted discount of $1.0 million. Such rate of interest and accretion of discount represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 6.55% Debentures are due on March 14, 2002, unless redeemed earlier by the Company or converted by the holder, and are callable on March 16, 2000. Interest on the 6.55% Debentures is payable on March 14 and September 14 in each year. The 6.55% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 33.6251 shares per $1 thousand bond.

     As part of the Capstone merger, the Company assumed and recorded at fair value $3.75 million aggregate face amount of 10.5% Convertible Subordinated Debentures (the "10.5% Debentures") of Capstone. At September 30, 1999, the Company had approximately $3.6 million aggregate principal amount of 10.5% Debentures outstanding with a face amount of $3.4 million and unamortized premium of $0.2 million. Such rate of interest and amortization of premium represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 10.5% Debentures are due on April 1, 2002, unless redeemed earlier by the Company or converted by the holder, and are callable on April 5, 2000. Interest on the 10.5% Debentures is payable on April 1 and
October 1 in each year. The 10.5% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 52.8248 shares per $1 thousand bond.

Mortgage Notes

     As part of the Capstone merger, the Company assumed nonrecourse mortgage notes payable, and the related collateral, as follows (Dollars in millions):

                                                                                   Book Value
                                                                                Of Collateral at       Balance at
                       Original     Interest                                      September 30,       September30,
      Mortgagor         Balance       Rate           Collateral                       1999                1999
      ---------         -------       ----           ----------                       ----                ----
Life Insurance Co.       $  23.3     8.500%    Ancillary hospital facility         $    42.7           $   22.7
Life Insurance Co.           4.7     7.625%    Ancillary hospital facility              10.7                4.4
Life Insurance Co.          17.1     8.125%    Two ambulatory surgery centers           37.0               16.6
                                               &   one   ancillary    hospital
Bank                        17.0     8.500%    Six skilled nursing facilities           29.8               16.3
                            ----                                                        ----               ----
                          $ 62.1                                                   $   120.2           $   60.0
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


Note 6.  Commitments

     As of September 30, 1999, the Company had a net investment of approximately $24.5 million in four build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $30.7 million. The Company also has 13 mortgages under development at September 30, 1999, which have a total remaining funding commitment of approximately $5.6 million. The company has future commitments to purchase or provide funding for the construction of real estate properties totaling $37.5 million.

     As part of the Capstone merger, agreements were entered into with three individuals affiliated with Capstone that restrict competitive practices and that the Company believes will protect and enhance the value of the real estate properties acquired from Capstone. These agreements provide for the issuance of 150,000 shares of common stock of the Company annually to the individuals on October 15 of the years 1999, 2000, 2001 and 2002, provided all terms of the agreements are met. The Company issued 150,000 shares of common stock to these individuals in October 1999.

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

     During the third quarter of 1999, the Company sold a 19,000 square foot integrated delivery system facility in Mesquite, Nevada for $3.0 million in net proceeds. These proceeds were applied to the partial repayment of the Term Loan Facility.

Note 8. Contingencies

     On March 22, 1999, HR Acquisitions I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of two million dollars arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation, claiming in excess of seventy-five million dollars in damages. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will be vigorous. While there is yet no ability to predict the outcome, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.

Note 8.  Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three and nine months ended September 30, 1999 and 1998.

                                                         Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                         ----------------------------        ---------------------------
                                                            1999              1998              1999                1998
                                                            ----              ----              ----                ----
Basic EPS
     Average Shares Outstanding                           39,835,669       20,863,443        39,818,397          20,487,034
        Actual Restricted Stock Shares                      (530,993)        (529,943)         (530,993)           (529,943)
     Denominator - Basic                                  39,304,676       20,333,500        39,287,404          19,957,091
                                                          ==========       ==========        ==========          ==========
     Net Income                                         $ 20,229,670     $  3,049,966      $ 61,563,408        $ 21,036,549
        Preferred Stock Dividend                          (1,664,070)               0        (4,989,958)                  0
                                                          ----------                -        ----------                   -
     Numerator - Basic                                  $ 18,565,600     $  3,049,966      $ 56,573,450        $ 21,036,549
                                                        ============      ===========      ============        ============
     Per Share Amount                                   $       0.47     $       0.15      $       1.44           $    1.05
                                                        ============      ===========      ============           =========

Diluted EPS
     Average Shares Outstanding                           39,835,669       20,863,443        39,818,397          20,487,034
        Actual Restricted Stock Shares                      (530,993)        (529,943)         (530,993)           (529,943)
        Restricted Shares - Treasury                         482,134          424,106           476,759             399,832
        Dilution for Convertible Debentures                  181,136                0           181,136                   0
        Dilution for Employee Stock Purchase Plan              1,740           13,690             3,688              17,808
        Dilution for Warrants                                      0                0                 0              29,575
                                                                   -                -                 -              ------

     Denominator - Diluted                                39,969,686       20,771,296        39,948,987          20,404,306
                                                          ==========       ==========        ==========          ==========
     Numerator - Basic                                  $ 18,565,600     $  3,049,966      $ 56,573,450        $ 21,036,549
        Convertible Subordinated Debenture Interest           79,896                0           212,929                   0
                                                              ------                -           -------                   -
     Numerator - Diluted                                $ 18,645,496     $  3,049,966      $ 56,786,379        $ 21,036,549
                                                        ============     ============      ============        ============
     Per Share Amount                                   $       0.47     $       0.15      $       1.42        $       1.03
                                                        ============     ============      ============        ============

Item 2.
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Operating Results

Third Quarter 1999 Compared to Third Quarter 1998

     The results of operations of the Company were significantly impacted by the Capstone merger. For the three months ended September 30, 1999, net income increased $11.6 million due to the Capstone merger. As a result of the Capstone transaction, the Company acquired 111 properties and 75 mortgages for a fair value of $804.2 million and $211.6 million, respectively. These investments resulted in additional master lease rental income, straight line rental income, property operating income net of operating expenses, and mortgage interest income for the three months ended September 30, 1999 totaling $24.2 million, as well as additional interest and other income of $0.2 million, additional interest expense of $4.6 million under the unsecured credit facility and term loan facility and depreciation and amortization expense of $5.9 million. The Company also assumed Capstone's 6.55% and 10.5% convertible subordinated debentures and notes payable, with interest rates ranging from 7.625% to 8.50% at September 30, 1999, which resulted in interest expense of $2.3 million for the three months ended September 30, 1999.

     Net income for the quarter ended September 30, 1999 was $20.2 million, ($0.47 basic and diluted share), on total revenues of $46.5 million compared to net income of $3.1 million, ($0.15 per basic and diluted share) on total revenues of $18.3 million for the same period in 1998. Funds from operations ("FFO"), basic, was $26.5 million ($0.68 per basic share), and FFO, diluted, was $26.6 million ($0.67 per diluted share), for the quarter ended September 30, 1999 compared to $12.4 million, or $0.61 per basic share ($0.60 per diluted share), in 1998.

     Total revenues for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, increased $28.2 million, or 153.7%. Excluding the impact of the Capstone merger, which is discussed above, total revenues for the quarter ended September 30, 1999, compared to the same period in 1998, increased $1.5 million, or 8.0%. This increase is primarily due to an increase in property operating income. Excluding the effect of the Capstone merger, property operating income increased $1.3 million, or 15.2%. Since the third quarter of 1998, excluding the effect of the Capstone merger, the Company has sold four buildings and three previously-owned buildings were brought under the Company's property management services. The Company acquired two additional buildings also under property management and four buildings were acquired under master lease arrangements. Certain leases acquired from Capstone contain escalating rental rates over the life of the leases; however, rental income is recognized as earned on a straight-line basis over the life of the lease.
Therefore, $1.4 million of accrued straight-line rental income is included in net income for the three months ended September 30, 1999. Mortgage interest income increased $6.5 million for the three months ended September 30, 1999 compared to 1998 due mainly to the acquisition of 75 mortgages in the Capstone merger. Management fees increased $0.3 million, or 61.7%, for the three months ending September 30, 1999, compared to the same period in 1998 substantially due to the addition of third party asset management contracts in Florida.

     Total expenses for the three months ended September 30, 1999 were $26.3 million compared to $15.3 million for the three months ended September 30, 1998, an increase of $11.0 million, or 71.9%. Excluding the effect of the Capstone merger, total expenses decreased $4.1 million, or 26.9%, for the three months ended September 30, 1999, compared to 1998. General and administrative expenses decreased $5.7 million, or 79.5%, for the quarter ended September 30, 1999, compared to the same period in 1998. The three months ended September 30, 1998 includes a $6.3 million write-off of certain capitalized software costs, leasehold improvements, organization and other deferred costs which were deemed to have no continuing value and incremental internal costs incurred in conjunction with the Capstone merger. During 1999, there was an increase in the number of employees for property management, development, and other service-based activities. Property operating expenses increased $2.4 million, or 84.2%, for the three months ended September 30, 1999 compared to the same period in 1998. Excluding the effect of the Capstone merger, property operating expenses increased $0.3 million, or 11.9%, for the same reasons property operating income increased, as discussed in the preceding paragraph. Interest expense increased $7.8 million, or 398.4%, for the three months ended September 30, 1999 compared to the same period in 1998. Excluding the effect of the Capstone merger, interest expense increased $0.9 million, or 44.6%, for the three months ended September 30, 1999 compared to the same period in 1998. During the three months ended September 30, 1999, the Company had an average outstanding debt balance of approximately $85.0 million under the unsecured credit facility, excluding the effect of the Capstone merger, compared to $10.0 million in 1998 while the balance under the unsecured notes was $18.0 million lower during the three months ended September 30, 1999 compared to 1998. Depreciation and amortization expense increased $6.3 million, or 194.3%, for the three months ended September 30, 1999 compared to the same period in 1998. Excluding the effect of the Capstone merger, depreciation and amortization expense increased $0.4 million, or 12.7%, for the three months ended September 30, 1999 compared to 1998, for the same reasons property operating income increased, as discussed in the preceding paragraph.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     The results of operations of the Company for the nine months ended September 30, 1999 were significantly impacted by the Capstone merger. For the nine months ended September 30, 1999, net income increased $34.7 million due to the Capstone merger. As described in the operating results for the third quarter, the Company acquired 111 properties and 75 mortgages as a result of the Capstone merger. These investments resulted in additional master lease rental income, straight line rental income, property operating income net of operating expenses, and mortgage interest income for the nine months ended September 30, 1999 totaling $72.1 million, as well as additional interest and other income of $0.7 million, additional interest expense of $12.8 million under the unsecured credit facility and term loan facility, and depreciation and amortization expense of $18.4 million. The Company also assumed Capstone's 6.55% and 10.5% convertible subordinated debentures and notes payable, with interest rates ranging from 7.625% to 8.50% at September 30, 1999, which resulted in interest expense of $6.9 million for the nine months ended September 30, 1999.

     Net income for the nine months ended September 30, 1999 was $61.6 million ($1.44 per basic share and $1.42 per diluted share), on total revenues of $140.0 million compared to net income of $21.0 million ($1.05 per basic share and $1.03 per diluted share), on total revenues of $53.4 million, for the same period in 1998. FFO, basic, was $78.6 million ($2.00 per basic share) and FFO, diluted, was $78.8 million ($1.97 per diluted share) compared to $36.3 million, or $1.82 per basic share ($1.78 per diluted share), in 1998.

     Total revenues for the nine months ended September 30, 1999, compared to the same period in 1998, increased $86.6 million, or 162.2%. Excluding the impact of the Capstone merger, total revenues for the nine months ended September 30, 1999, compared to 1998, increased $7.9 million, or 14.9%. This increase is primarily due to increases in master lease rental income, property operating income and interest and other income. Excluding the effect of the Capstone merger, master lease rental income and property operating income increased $5.1 million, or 10.2%. Since the third quarter of 1998, excluding the effect of the Capstone merger, the Company has sold four buildings and three previously-owned buildings were brought under the Company's property management services. The Company acquired two additional buildings, also under property management, one property under construction was completed and began operations, and four buildings were acquired under master lease arrangements. Interest and other income, excluding the effect of the Capstone merger, increased $1.5 million, or 140.7%, during the nine months ended September 30, 1999, compared to the same period in 1998. During the nine months ended September 30, 1999, the Company sold an ancillary hospital facility, a comprehensive ambulatory care center, and a 51% interest in a partnership for net proceeds totaling $24.8 million, resulting in a $2.2 million net gain, reflected in interest and other income. Certain leases acquired from Capstone contain escalating rental rates over the life of the leases; however, rental income is recognized as earned on a straight-line basis over the life of the lease. Therefore, $4.5 million of accrued straight-line rental income is included in net income for the nine months ended September 30, 1999. Mortgage interest income increased $18.8 million for the nine months ended September 30, 1999 compared to 1998, due mainly to the acquisition of 75 mortgages in the Capstone merger. Management fees increased $0.7 million, or 48.1%, for the nine months ended September 30, 1999, compared to the same period in 1998 substantially due to the addition of third party asset management contracts in Florida.

     Total expenses for the nine months ended September 30, 1999 were $78.4 million compared to $32.4 million for the nine months ended September 30, 1998, an increase of $46.1 million, or 142.4%. Excluding the effect of the Capstone merger, total expenses increased $2.1 million, or 6.5%, for the nine months ended September 30, 1999, compared to 1998. General and administrative expenses decreased $4.5 million, or 46.2%, for the nine months ended September 30, 1999 compared to the same period in 1998. During the nine months ended September 30, 1998, the Company incurred a $6.3 million write-off of certain capitalized software costs, leasehold improvements, organization and other deferred costs, which were deemed to have no continuing value and incremental internal costs incurred in conjunction with the Capstone merger. During 1999, there was an increase in the number of employees for property management, development, and other service-based activities. Property operating expenses increased $7.5 million, or 99.5%, for the nine months ended September 30, 1999 compared to the same period in 1998. Excluding the effect of the Capstone merger, property operating expenses increased $2.0 million, or 26.7%, for the same reasons property operating income increased as described in the preceding paragraph. Interest expense increased $23.0 million, or 424.7%, for the nine months ended September 30, 1999 compared to the same period in 1998. Excluding the impact of the Capstone merger, interest expense increased $3.2 million, or 58.9%, for the nine months ended September 30, 1999 compared to the same period in 1998. During the nine months ended September 30, 1999, the Company had an average outstanding debt balance of approximately $85.0 million under the unsecured credit facility, excluding the effect of the Capstone merger, compared to $5.9 million in 1998 while the balance under the unsecured notes was $18.0 million lower in 1999 than in 1998. Additionally, there was approximately $4.4 million less in construction in progress, excluding the effect of the Capstone merger, throughout the nine months ended September 30, 1999 compared to the same period in 1998 which resulted in less capitalized interest in 1999. Depreciation and amortization increased $19.8 million, or 205.0%, for the nine months ended September 30, 1999 compared to the same period in 1998. Excluding the effect of the Capstone merger, depreciation and amortization expense increased $4.4 million, or 14.5%, for the same reasons master lease rental income and property operating income increased, as discussed in the preceding paragraph.

Liquidity and Capital Resources

     On October 15, 1998, at the time of the Capstone merger, the Company repaid the outstanding balances under both Capstone's and the Company's own unsecured credit facilities and entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. The Unsecured Credit Facility bears interest at LIBOR plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company will pay, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. At September 30, 1999, the Company had available borrowing capacity of $23.5 million under the Unsecured Credit Facility.

     At the time of the Capstone merger, the Company entered into a $200.0 million unsecured term loan (the "Term Loan Facility") with Bank of America (formerly NationsBank). The Term Loan Facility, as amended in October 1999, bears interest at LIBOR plus 1.75%, payable quarterly, and matures on January 14, 2000. Since the Capstone merger, the Company has received net proceeds from the sale of assets and from mortgage repayments of approximately $52.3 million and reduced the unpaid balance of the Term Loan Facility as of September 30, 1999 to $147.7 million. The Term Loan Facility maturity date has been extended from October 16, 1999 to January 14, 2000. The Company expects that the Term Loan Facility will be repaid by internally generated cash flow, proceeds from the sale of additional assets, proceeds from additional prepayments of mortgage notes receivable and proceeds from secured financing of real estate investments. If such sources of funds are insufficient to repay the Term Loan Facility in full, the Company may be required to extend the maturity date or refinance any unpaid balance. Depending upon credit market conditions existing at the maturity date, the Company may incur higher interest costs resulting from such an extension or refinancing.

     In 1995, the Company privately placed $90.0 million of unsecured notes (the "Unsecured Notes") bearing interest at 7.41%, payable semi-annually ($5.3 million paid during 1999), and mature on September 1, 2002. The Company must repay $18.0 million of principal annually. At September 30, 1999, $54.0 million was outstanding under the Unsecured Notes.

     The Company assumed in the Capstone merger 10.5% Convertible Subordinated Debentures and 6.55% Convertible Subordinated Debentures having an aggregate principal balance of $78.3 million. In 1999, the Company will pay $5.3 million of interest on these subordinated debentures.

     As of September 30, 1999, the Company can issue an aggregate of approximately $106.4 million of securities remaining under currently effective registration statements. Due to the current market price of the Company's stock, the Company does not presently plan to offer securities under such registration statements. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

     During the first quarter of 1999, the Company sold an ancillary hospital facility in Savannah, Georgia for net proceeds of $8.1 million. The proceeds were applied to the partial repayment of the Term Loan Facility.

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

     During the third quarter of 1999, the Company sold an integrated delivery system facility in Mesquite, Nevada for $3.0 million in net proceeds. These proceeds were applied to the partial repayment of the Term Loan Facility.

     As of September 30, 1999, the Company had an investment of approximately $24.5 million in four build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $30.7 million. The Company also had 13 mortgages under development at September 30, 1999, which have a total remaining funding commitment of approximately $5.6 million. The Company has future commitments to purchase or provide funding for the construction of real estate properties totaling $37.5 million. The Company intends to fund these commitments with funds available from operations and proceeds from the Unsecured Credit Facility.

     At September 30, 1999, the Company had stockholders' equity in excess of $1.0 billion. The debt to total capitalization ratio was approximately .367 to 1 at September 30, 1999.

     On July 27, 1999, the Company declared an increase in its quarterly common stock dividend from $0.535 per share ($2.14 annualized) to $0.540 per share ($2.16 annualized) payable to stockholders of record on August 6, 1999. This dividend was paid on August 16, 1999. In October 1999, the Company announced payment of a common stock dividend of $0.545 per share ($2.18 annualized) to holders of record of common shares on November 5, 1999. This dividend is payable on November 16, 1999 and relates to the period July 1, 1999 through September 30, 1999. The Company presently plans to continue to pay its quarterly common stock dividends with increases consistent with its current practice. In the event that the Company cannot make additional investments in 1999 because of an inability to obtain new capital by issuing equity and debt securities, the Company expects to continue to be able to pay its common stock dividends in a manner consistent with its current practice. Should access to new capital not be available, the Company is uncertain of its ability to increase its quarterly common stock dividends.

     During 1999, the Company expects to pay quarterly dividends on its 8 7/8% Series A Voting Cumulative Preferred Stock in the annualized amount of $2.22 per share.
     Under the terms of the leases and other financial support agreements relating to most of the properties, tenants or healthcare providers are generally responsible for operating expenses and taxes relating to the properties. As a result of these arrangements, with limited expectations not material to the performance of the Company, the Company does not believe that it will be responsible for any major expenses in connection with the properties during the respective terms of the agreements. The Company anticipates entering into similar arrangements with respect to additional properties it acquires or develops. After the term of the lease or financial support agreement, or in the event the financial obligations required by the agreement are not met, the Company anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company's cash available for distribution and liquidity may be adversely affected.

     The Company plans to continue to meet its liquidity needs, including funding additional investments in 1999, paying its quarterly dividends (with increases consistent with its current practices) and funding the debt service on the 10.50% Convertible Subordinated Debentures, the 6.55% Convertible
Subordinated Debentures, the Unsecured Credit Facility, and the Term Loan Facility, and the Unsecured Notes from its operating revenues, the proceeds of mortgage loan repayments, sales of real estate investments, and debt market financings. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company, however, cannot be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.


Impact of Inflation

     Inflation has not significantly affected the earnings of the Company because of the moderate inflation rate and the fact that most of the Company's leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing the gross revenue the Company is to receive under the terms of the leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to nineteen years, further reducing the risk of any adverse effects of inflation to the Company. The Unsecured Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the Unsecured Credit Facility will be influenced by changes in in short-term rates, which tend to be sensitive to inflation.

Real Estate Investment Trust Tax Proposals

     The Clinton Administration's Fiscal Year 2000 Budget proposal includes three provisions of interest to REITs in general; two of which potentially affect the Company. These provisions (i) modify the structure of businesses which are indirectly conducted by the Company and could limit or negatively affect the Company's future ability to engage indirectly in certain business activities that cannot be conducted directly by the Company; and (ii) repeal tax-free conversion of large C corporations to S corporations, which would effectively tax the built-in gains of C corporations prospectively electing tax-free reorganizations, thus affecting an acquisition format employed by the Company in the past. The President's Budget proposal includes numerous other revenue provisions, none of which would materially impact the Company in the event of their adoption. Debate regarding the broader implications of the President's Year 2000 Budget proposals, as well as other matters of federal fiscal policy, is ongoing, and there is no way to predict the outcome of these proposals or the eventual economic effect of these proposals on the Company if these proposals are enacted.

     The Senate has approved a bill extending certain expiring tax provisions. The Senate extenders bill substantially incorporates the Real Estate Investment Trust Modernization Bill of 1999, which has as its central feature a provision allowing a REIT to own 100% of the stock of a taxable REIT subsidiary, similar to the initiative contained in the Administration's Fiscal Year 2000 Budget proposal mentioned previously. The House extenders bill, which does not incorporate the REIT provisions, has yet to be considered by the full House and reconciled with the Senate extenders bill. In addition, the Senate has approved a trade bill that includes the same REIT provisions as the Senate extender bill. It, too, has yet to be reconciled with the House trade bill which differs substantially from the Senate version. The House Ways and Means Committee has approved a minimum wage bill that substantially incorporates the REIT Modernization Bill. The Senate has approved a bankruptcy reform with minimum wage provisions but no REIT provisions pertinent to the Company. Many of these bills contain provisions similar to the Budget proposal's provisions to modify the structure of businesses and could have a similar, undetermined impact on the Company's future business activities as has already been noted. As with the President's Year 2000 Budget proposal, there is no way to predict the outcome of these proposals or the eventual economic effect of these proposals on the Company if these proposals are enacted.


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

Status of Y2K Issue - Company's Information Technology Systems

     Based on the completed assessment of its own software and hardware relating to the corporate information technology systems, the Company determined that it was necessary to modify or replace certain portions of its software and hardware so that those systems would properly utilize dates beyond December 31, 1999. The Company has modified and replaced existing software and certain hardware considered necessary based on its assessment. The Company's costs to complete these modifications and replacements were less than $50,000.

     In the ordinary course of events, the Company has purchased new file servers and replaced many older desktop microcomputers with new equipment, all of which is certified to be Y2K compliant by the manufacturers. Additionally, "patches" available from the manufacturers were purchased to bring certain other equipment into compliance, and were installed in desktop systems as necessary.

     The Company's assessment of computer operating systems and software indicated that the Company's significant information systems programs have not required remediation. Accordingly, the Company does not believe that the Y2K issue presents a material exposure as it relates to the Company's services. The Company requested, and has subsequently received, certification from all of its significant software and operating systems vendors that the versions of their products currently installed are fully Y2K compliant.

     The Company has tested 100% of its currently used systems and has found them to be Y2K compliant in the testing environment.

Y2K Issue - Compliance of Suppliers

     The Company has questioned its significant suppliers as to their respective responses to the Y2K issue. To date, the Company is not aware of any suppliers with a Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources; however, the Company has no means of ensuring that those parties will in fact be Y2K compliant. The Company has received responses from approximately 88% of all of its inquiries and has renewed its solicitation for written disclosures in compliance with the Year 2000 Information and Readiness Disclosure Act. 100% of the written responses received have certified that they are or will be Y2K compliant by the end of 1999. The inability of suppliers to complete their Y2K resolution process in a timely fashion could materially impact the Company. The Company cannot presently determine the effect of non-compliance by the Company's suppliers.

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

Y2K Issue - Compliance of Properties

     The Company will also have Y2K issue exposure in non-information technology applications with respect to its real estate investments. Computer technology employed in elevators, security systems, electrical systems and similar applications involved in the operations of real estate properties may cause interruptions of services with respect to those properties on and after January 1, 2000. The terms of agreements in place with respect to the bulk of the real estate investments held by the Company, including many of the investments managed by the Company, impose the economic cost of compliance upon third party lessees and mortgagees; consequently, the costs to the Company for Y2K remediation should not be material. The Company has received responses from approximately 89% of its lessees and mortgagees and has renewed its solicitation for written disclosures in compliance with the Year 2000 Information and Readiness Disclosure Act. 98% of the responses received have certified that they are or will be in Y2K compliance by the end of 1999. The Company manages 49 of its owned investments, all of which have compliance plans in place. The Company has been issued Y2K compliant letters from its Y2K consultant for 70% of these investments and expects to have received compliant letters for the remaining investments by the end of 1999.

Y2K Issue - Compliance of Related to the General Business Environment

     Finally, the Y2K issue may affect the greater business environment in which the Company operates. Due to the general uncertainty surrounding the Y2K readiness of third parties, including federal and state governments, the effect of the Y2K issue on the Company's lessees and mortgagees, as well as the Company itself cannot be gauged. For example, the General Accounting Office has reported that the systems employed in managing Medicare reimbursements is not likely to be Y2K compliant in time to ensure the delivery of uninterrupted benefits and services. Delay in reimbursements could negatively affect the Company's lessees and mortgagees, resulting in a delay in receipt of payments owed to the Company's lessees and mortgagees, with the further possibility of delay in payments due to the Company. Similar consequences could result from the failure of other parties having such an indirect relationship with the Company.

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



Cautionary Language Regarding Forward Looking Statements

     Statements in this Form 10-Q that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of the Company and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms. In addition, the Company, through its senior management, from time to time makes forward looking oral and written public statements concerning the Company's expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect the Company's good faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. For a more detailed discussion of these, and other, factors see pages 25 through 29 of Item 1 of the Company's Form 10-K for the fiscal year ended December 31, 1998.

                                            PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On March 22, 1999, HR Acquisitions I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of two million dollars arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation, claiming in excess of seventy-five million dollars in damages. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will be vigorous. While there is yet no ability to predict the outcome, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
(i)      Exhibit 3.2.  Amended and Restated Bylaws of Healthcare Realty Trust
         Incorporated

(ii)     Exhibit 10.  Amendment No. 1 Term Loan Credit Agreement

(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

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





Date:  November 15, 1999