Form 10-K
period 1999-12-31
HEALTHCARE REALTY TRUST INC
filed 2000-03-15
CIK 899749

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

(Mark One)

    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---------           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
---------         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                                              Name of Each Exchange
                 Title of Each Class                           on Which Registered
 -------------------------------------------------------------------------------------
         Common Stock, $.01 par value per share              New York Stock Exchange
  8 7/8% Series A Voting Cumulative Preferred Stock,         New York Stock Exchange
           $.01 par value per share
 10 1/2% Convertible Subordinated Debentures due 2002        New York Stock Exchange
   6.55% Convertible Subordinated Debentures due 2002        New York Stock Exchange

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

                           Yes   X        No
                              ------         ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     ======

                                     ======

         The aggregate market value of the shares of Common Stock and Preferred Stock (based upon the closing prices of these shares on the New York Stock Exchange, Inc. on March 8, 2000) of the Registrant held by non-affiliates on March 8, 2000, were approximately $626,350,554 and $46,125,000, respectively.

         As of March 8, 2000, 40,123,071 shares of the Registrant's Common
Stock and 3,000,000 shares of the Registrant's Preferred Stock were outstanding.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

         Portions of the Registrant's 1999 Annual Report to Shareholders are incorporated into Part II of this Report.

         Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2000 are incorporated into
Part III of this Report.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Item 1.    Business............................................................4
              The Company......................................................4
              Property Acquisitions............................................7
              Property Dispositions............................................7
              Commitments......................................................7
              Mortgage Portfolio...............................................7
              Competition......................................................7
              Government Regulation............................................8
              Environmental Matters............................................9
              Insurance.......................................................10
              Employees.......................................................10
              Federal Income Tax Information..................................11
              ERISA Considerations............................................23
              Cautionary Statements...........................................25

Item 2.    Properties.........................................................29
              Executive Offices...............................................29

Item 3.    Legal Proceedings..................................................34

Item 4.    Submission of Matters to a Vote of Securityholders.................34

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................................35

Item 6.    Selected Financial Data............................................35

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................35

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........35

Item 8.    Financial Statements and Supplementary Data........................35

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................35

Item 10.   Directors and Executive Officers of the Registrant.................36
              Directors.......................................................36
              Executive Officers..............................................36

Item 11.   Executive Compensation.............................................36

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....36

Item 13.   Certain Relationships and Related Transactions.....................37

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....37


                                     PART I

ITEM 1. BUSINESS

THE COMPANY

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


              Property Type                No. of Facilities    Amount Invested (Millions)
              -------------                -----------------    --------------------------
Ancillary Hospital Facilities                     19                       $215.3
Assisted Living Facilities                        35                        174.8
Physician Clinics                                 18                        106.4
Inpatient Rehabilitation Facilities                6                         93.0
Comprehensive Ambulatory Care Centers             12                         79.9
Skilled Nursing Facilities                        11                         74.2
Ambulatory Surgery Centers                         6                         34.6
Other Facilities                                   4                         26.0
                                                ----                      -------
                         TOTAL                   111                       $804.2


The Company also acquired $211.6 million in mortgage notes receivable, secured by mortgages on 45 assisted living facilities, 25 senior nursing facilities and 5 other facility types.

         From the commencement of its operations in June 1993 through December 31, 1999, the Company has invested or committed to invest, directly and indirectly, over $1.7 billion in 285 income-producing real estate properties and mortgages associated with the delivery of healthcare services. As of December 31, 1999, the Company's real estate portfolio, containing over 8.9 million square feet, was comprised of eight facility types and was operated pursuant to contractual arrangements with 46 healthcare providers. Also, the Company's mortgage portfolio was comprised of four facility types and was operated by 34 healthcare providers. At December 31, 1999, the Company provided property management services for 282 healthcare-related properties nationwide, totaling over 8.5 million square feet, and third-party asset management services for 274 properties nationwide, totaling over 1.6 million square feet. The Company intends to maintain a portfolio of properties that are focused predominantly on the outpatient services segment of the healthcare industry and are diversified by tenant, geographic location and facility type.

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

         Healthcare Realty's strategy is to be a full service provider of integrated real estate solutions to quality healthcare providers. Consistent with this strategy, the Company seeks to provide a spectrum of services needed to own, acquire, manage and develop healthcare properties, including:

         -   leasing;

         -   development;

         -   management;

         -   market research;

         -   budgeting;

         -   accounting;

         -   collection;

         -   construction;

         -   management;

         -   tenant coordination; and

         -   financial services.

The Company's development activities are primarily accomplished through pre-leased build-to-suit projects.

         Healthcare Realty was formed as an independent, unaffiliated healthcare REIT. The Company acquires income-producing real estate properties associated with a diverse group of quality healthcare provider clients in markets where the respective healthcare provider maintains a strong presence. Management believes that the Company has a strategic advantage in providing its services to a more diverse group of healthcare providers because the Company is not affiliated with any of its clients and does not expect to be affiliated with potential clients.

         Management believes that client diversification reduces the Company's potential exposure to unsuccessful healthcare service strategies and to a concentration of credit with any one healthcare provider. Approximately 66% of the Company's real estate investments including mortgages, at cost, are in properties associated with publicly-traded companies or private companies with an investment grade credit rating. The following table sets forth the Company's five largest healthcare provider clients:


                           Client                         Percent of Investments
                           ------                         ----------------------
           HealthSouth Corporation                                17.9%
           Columbia/HCA Healthcare Corporation                    13.0%
           Tenet Healthcare Corporation                            6.7%
           Life Care Centers of America                            6.0%
           Balanced Care Corporation                               4.4%


         Healthcare Realty focuses predominantly on outpatient healthcare facilities, which are designed to provide medical services outside of traditional inpatient hospital or nursing home settings. Management believes the outpatient services segment of healthcare provides the most cost-effective delivery setting and, because of increasing cost pressures, this segment of the healthcare related real estate market offers the greatest potential for future growth. Company assets that are in categories outside of the Company's outpatient healthcare focus, such as its senior living assets, are under continuing management analysis with a view toward possible disposition through cash, like-kind exchange or securities transactions.

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

         Approximately 97.9% of the Company's investments in properties consist of properties currently leased to unaffiliated lessees pursuant to long-term net lease agreements or subject to financial support agreements with the healthcare operators that provide guarantees of the return on the Company's investment in the properties. Most of the current property agreements were entered into upon the conveyance to the Company of the facilities, and have initial terms of ten to 20 years with, in some cases, one or more renewal terms exercisable by the healthcare provider of five years each. Most of the agreements are subject to earlier termination upon the occurrence of certain contingencies. Certain of the agreements also have an option to repurchase the property at specified times during the term of the agreements for a price approximately equal to the greater of the fair market value of such property or the Company's investment in such property. Base rent or support payments vary by agreement taking into consideration various factors, including the credit of the property lessee, the healthcare operator, and the operating performance, location, and physical condition of the property. Many of the property agreements contain provisions for additional rent or support payment increases. The existence and nature of provisions for additional payments in any given agreement relate to, among other factors, the financial strength of the respective property lessee, the healthcare operator, or both, as well as other lease terms.

         The Company operates so as to qualify as a REIT for federal income tax purposes. If so qualified, with limited exceptions, the Company will not be subject to corporate federal income tax with respect to net income distributed to its shareholders. See "Federal Income Tax Information" below.

PROPERTY ACQUISITIONS

         During the fourth quarter of 1999, the Company acquired a 25,000 square-foot ambulatory surgery center in Boca Raton, Florida for approximately $6.1 million.

PROPERTY DISPOSITIONS

         During the fourth quarter of 1999, the Company sold an ancillary hospital facility in Dallas, Texas for approximately $4.3 million in net proceeds, sold a physician clinic in Los Angeles, California for approximately $700,000 in net proceeds; sold two ancillary hospital facilities in Savannah, Georgia for approximately $12.8 million in net proceeds; and, four mortgage note receivables were repaid for approximately $16.6 million in net proceeds.

COMMITMENTS

         As of December 31, 1999, the Company had a net investment of approximately $20.0 million in six build-to-suit developments in progress, which have a total remaining funding commitment of approximately $37.6 million. Further, the Company has commitments to purchase or provide funding for the construction of other properties totaling $12.4 million at December 31, 1999. The Company also has six mortgages under development at December 31, 1999, which have a total remaining funding commitment of approximately $1.9 million.

         As part of the Capstone merger, agreements were entered into with three individuals affiliated with Capstone that restrict competitive practices and which the Company believes will protect and enhance the value of the real estate properties acquired from Capstone. These agreements provide for the issuance of 150,000 shares per year of common stock of the Company to the individuals on October 15 of the years 1999, 2000, 2001, and 2002, provided all terms of the agreements are met. The shares will be recorded on the Company's books at the value of $28.0714 per share, the value of the shares issued in the Capstone merger. The Company issued 150,000 shares during 1999 pursuant to these agreements.

MORTGAGE PORTFOLIO

         Mortgage notes receivable, substantially all of which were acquired in the Capstone merger, were recorded at their fair value at the date of acquisition. Approximately 48% of the mortgage notes receivable are secured by assisted living facilities and 37% are secured by skilled nursing facilities. The 83 mortgages in the portfolio at December 31, 1999 represent 34 operators. Six of these mortgages, representing $21.7 million, or 8.5%, of the balance at December 31, 1999, are secured by properties under development. The remaining loan commitment at December 31, 1999 on these mortgages totals $1.9 million.

         The weighted average maturity of the mortgage portfolio is approximately 5.9 years, with maturity dates ranging from February 2001 to October 2010. Interest rates, which range from 8% to 13%, are generally adjustable each year to reflect increases in the Consumer Price Index. Substantially all mortgages are subject to a prepayment penalty.

COMPETITION

         The Company competes for property acquisitions with, among others:

         -     Investors;

         -     Healthcare providers;

         -     Other healthcare related REITs;

         -     Real estate partnerships; and

         -     Financial institutions.

         From 1992 until late 1998, the REIT industry was in an expansion mode, and capital was readily available to REITs. By the end of 1998, however, market valuations of REIT shares (including the Company's shares) had declined substantially with the result that the Company presently has limited access to capital from the equity market. The Company may not be able to obtain additional equity or debt capital or dispose of assets at the time it requires additional capital. Moreover, the Company may not be able to obtain capital on terms that will enable it to acquire healthcare properties on a competitive basis.

         The financial performance of all of the Company's properties is subject to competition from similar properties. Certain operators of other properties may have capital resources in excess of those of the operators of the Company's properties. In addition, the extent to which the Company's properties are utilized depends upon several factors, including the number of physicians using the healthcare facilities or referring patients there, competitive systems of healthcare delivery, and the area population, size and composition. Private, federal and state payment programs and other laws and regulations may also have a significant effect on the utilization of the properties. Virtually all of the Company's properties operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

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

EMPLOYEES

         As of March 8, 2000, the Company employed 227 people. None of the employees is a member of a labor union, and the Company considers its relations with its employees to be excellent.

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

Income Tests

         In order to maintain qualification as a REIT, two gross income requirements must be satisfied annually. First, at least 75% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived directly or indirectly from investments relating to real property (including "rents from real property") or mortgages on real property. When the Company receives new capital in exchange for its shares (other than dividend reinvestment amounts) or in a public offering of debt instruments with maturities of five years or longer, income attributable to the temporary investment of such new capital, if received or accrued within one year of the Company's receipt of the new capital, is qualifying income under the 75% test. Second, at least 95% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived from such real property investments, dividends, interest, certain payments under interest rate swap or cap agreements, and gain from the sale or other disposition of stock, securities not held for sale in the ordinary course of business or from any combination of the foregoing.

         The Company may temporarily invest its working capital in short-term investments. Although the Company will use its best efforts to ensure that its income generated by these investments will be of a type which satisfies the 75% and 95% gross income tests, there can be no assurance in this regard (see the discussion above of the "new capital" rule under the 75% gross income test). The Company has analyzed its gross income through December 31, 1999, and has determined that it has met and expects to meet in the future the 75% and 95% gross income tests through the rental of the property it has or acquires.

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

         In addition, the Company must not manage its properties or furnish or render services to the tenants of its properties, except through an independent contractor from whom the Company derives no income unless (i) the Company is performing services which are usually or customarily furnished or rendered in connection with the rental of space for occupancy only and the services are of the sort which a tax-exempt organization could perform without being considered in receipt of unrelated business taxable income or (ii) the income earned by the Company for other services furnished or rendered by the Company to tenants of a property or for the management or operation of the property does not exceed a de minimis threshold generally equal to 1% of the income from such property. The Company self-manages some of its properties, but does not believe it provides services to tenants which are outside the exception.

         If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Generally, this 15% test is applied separately to each lease. The portion of rental income treated as attributable to personal property is determined according to the ratio of the adjusted tax basis of the personal property to the total adjusted tax basis of the property which is rented. The determination of what fixtures and other property constitute personal property for federal tax purposes is difficult and imprecise. Based upon allocations of value as found in the purchase agreements and/or upon review by employees of the Company, the Company currently does not have and does not believe that it is likely in the future to have 15% by value of any of its properties classified as personal property. If, however, rent payments do not qualify, for reasons discussed above, as rents from real property for purposes of Section 856 of the Code, it will be more difficult for the Company to meet the 95% and 75% gross income tests and continue to qualify as a REIT.

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

Asset Tests

         At the close of each quarter of its taxable year, the Company must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those includable in the 75% asset class. Finally, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed five percent of the value of the Company's total assets, and the Company may not own more than ten percent of any one issuer's outstanding voting securities. The Company, however, may own 100% of the stock of a corporation, which is called a "qualified REIT subsidiary". Under that circumstance, the qualified REIT subsidiary is ignored and its assets, income, gain, loss and other attributes are treated as being owned or generated by the Company for federal income tax purposes. The Company currently has 49 qualified REIT subsidiaries and other affiliates which it employs in the conduct of its business.

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

         In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income, if any, (after tax) from foreclosure property, over (B) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the four percent excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its "real estate investment trust taxable income," it will be subject to tax thereon. In addition, the Company will be subject to a four percent excise tax to the extent it fails within a calendar year to make "required distributions" to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company's distributions for 1999 were adequate to satisfy its distribution requirement.

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

Nonqualified REIT Subsidiary

         The Company participated in the organization of certain corporations affiliated with the Company which are not qualified REIT subsidiaries ("Specified Affiliates") to enhance its management flexibility. Current tax law in effect through the year 2000 restricts the ability of REITs to engage in certain activities, such as certain third party management activities, but these restrictions do not apply to the activities of a company that is not a REIT, such as these Specified Affiliates, whose income is subject to federal income tax.

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

         Effective January 1, 2001, the ownership and use of nonqualified REIT subsidiaries such as the Specified Affiliates will be governed by new rules enacted by the Ticket to Work and Work Incentives Improvement Act of 1999. These rules are discussed in more detail under "Ticket to Work and Work Incentives Improvement Act of 1999 - Significant REIT Provisions - Taxable REIT Subsidiaries."

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

         Additionally, it should be noted that Section 467 of the Code (concerning leases with increasing rents) may apply to those leases of the Company which provide for rents that increase from one period to the next.
Section 467 provides that in the case of a so-called "disqualified leaseback agreement," rental income must be accrued at a constant rate. If such constant rent accrual is required, the Company would recognize rental income in excess of cash rents and as a result, may fail to have adequate funds available to meet the 95% dividend distribution requirement. "Disqualified leaseback agreements" include leaseback transactions where a principal purpose of providing increasing rent under the agreement is the avoidance of federal income tax. Since the
Section 467 regulations provide that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts, additional rent provisions of leases containing such clauses should not result in these leases being disqualified leaseback agreements. In addition, the Section 467 regulations provide that leases providing for fluctuations in rents by no more than a reasonable percentage, 15% for long-term real property leases, from the average rent payable over the term of the lease will be deemed to not be motivated by tax avoidance. The Company, based on its evaluation of the value of the property and the terms of the leases, does not believe it has rent subject to the provisions of Section 467.

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

Depreciation of Properties

         For tax purposes, the Company's real property is being and will continue to be depreciated over 31.5, 39 or 40 years using the straight-line method of depreciation and its personal property over various periods utilizing accelerated and straight-line methods of depreciation.

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

Ticket to Work and Work Incentives Improvement Act of 1999--Significant REIT Provisions

         The Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act"), which includes several provisions pertinent to REITs, was enacted on December 17, 1999 and will generally be effective for the Company beginning in 2001. The provisions of the Act that are pertinent to the Company are as follows:

         Taxable REIT Subsidiaries ("TRS")

         A REIT will be allowed to own up to 100% of the stock of TRS, which will be allowed to provide services to the REIT's tenants and others without disqualifying the rents that the REIT receives from its tenants. The scope of the activities of all such TRS in comparison to that of the REIT's overall business of real estate ownership and operation has been limited under the Act by requiring that the securities of all TRS may not exceed 20% of the value of the REIT's assets. The dividends of TRS will not constitute qualified income for purposes of the 75% income test. In addition, TRS will generally not be allowed to operate health care or lodging facilities. A health care facility is generally defined to be a hospital, nursing facility, assisted living facility, congregate care facility or other licensed facility extending medical, nursing or ancillary services to patients.

         TRS will be, as implied by the name, subject to federal corporate income tax in much the same manner as other, non-REIT C corporations, with the exceptions that the deductions for debt and rental payments made by TRS to the REIT will be limited and a 100% excise tax will be imposed on transactions between a TRS and the affiliated REIT or that REIT's tenants that are not conducted on an arm's length basis. TRS are corporations in which a REIT owns stock, directly or indirectly, and for which both the REIT and the corporations have made TRS elections.

         Subject to transition rules that exempt existing arrangements to the extent that the third party subsidiary does not engage in a substantial new line of business or acquire any substantial asset or that the REIT does not acquire any securities of the subsidiary, a REIT will not be allowed to own more than 10% of the vote or value of the securities (other than certain debt securities) of a non-REIT C corporation other than TRS. Existing third-party subsidiaries will be allowed to convert into a TRS on a tax-free basis.

         Health Care Properties

         The hiring of an independent contractor to manage a qualified health care property will not cause the property to cease to be foreclosure property solely because the REIT receives rental income from the contractor with respect to one or more properties. A REIT will also be able to make a foreclosure property election with respect to qualified health care properties acquired as the result of the termination of the lease of such property.

         Distribution Requirement

         A REIT will be required to distribute only 90% of its taxable income, as compared to the current law's 95% level.

         Personal Property Rents

         Rents received by a REIT attributable to personal property leased with real property will be treated as qualified income to the extent that the fair market value of the personal property does not exceed 15% of the fair market value of the total rented property. The law currently in effect makes this determination based upon the relative adjusted tax basis of the personal property compared to that of the total rented property.

         Other Changes

         The Act also relaxes the requirements for testing whether an entity qualifies as an independent contractor, extends the deficiency procedure to assist REITs with distributing non-REIT earnings and profits and further restricts the estimated tax payment rules applicable to the owners of a closely held REIT. In changes not directly aimed at REITs, but nonetheless potentially affecting them, the Act limits the availability of the installment method of accounting and extends through 2001 the availability of a deduction for certain environmental remediation expenditures.

         Effect on the Company

         The TRS rules will afford the Company the opportunity to offer services to its tenants that are prohibited or require undue administrative complexity under current law. In addition, the liberalization of the foreclosure property rules for qualified health care properties will offer the Company more flexibility in the event that the Company finds it necessary to operate any of its properties through an independent contractor due to foreclosure or lease termination. The Company is otherwise unable to anticipate the specific impact of these or any other of the Act's changes.

Real Estate Investment Trust Tax Proposals

         The President's Fiscal Year 2001 Budget Proposal (the "Proposal") includes several provisions potentially affecting REITs. One notable provision would increase the percentage of a REIT's ordinary and capital gain income for a particular taxable year that the REIT must generally distribute within that year (in order to avoid the four percent excise tax on the undistributed portion) to 98%. This provision would be effective for taxable years beginning in 2001 and would largely eliminate the effect of the Taxpayer Relief Extension Act's reduction in a REIT's taxable income distribution requirement to 90%. Although the Company generally distributes in excess of 98% of its ordinary and capital gain income within the year in which it was earned, this provision would make it more difficult for the Company to consistently escape the four percent excise tax as it has done in the past. The Proposal also includes provisions affecting certain closely held REITs, limiting the dividend treatment of "fast-pay" preferred stock dividends by non-traded REITs, and permanently extending the deductibility of remediation expenditures for qualified contaminated sites. The Proposal is subject to significant contingencies, including the differing views of the President and Congress regarding the broader issues of tax and spending policy. The Company is unable to anticipate the resolution of these contingencies or, except as noted, the impact upon the Company should any or all of these provisions be enacted.

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

RISKS RELATED TO THE COMPANY'S GENERAL GROWTH STRATEGY

         The Company follows a general growth strategy of providing integrated real estate services to the healthcare industry, including the following:

         -    Asset management and strategic planning for real estate;

         -    Property administration, management and leasing services;

         -    Build-to-suit development of healthcare properties;

         -    The acquisition of existing healthcare properties; and

         - Equity co-investment in healthcare provider acquisition transactions.

         By providing these services, the Company believes it can differentiate its market position, acquire needed capital, expand its asset base and increase revenue. The Company believes, however, that there are various risks inherent in this growth strategy. The following factors, among others, could affect the Company's ability to grow, and investors should consider them carefully.

         THERE IS CONSIDERABLE COMPETITION IN THE COMPANY'S MARKET.

         The Company competes for property management, development and new purchases with, among others:

         -     Investors;

         -     Healthcare providers;

         -     Other healthcare related real estate investment trusts;

         -     Real estate partnerships; and

         -     Financial institutions.

         Competition for attractive investments results in investment pressure on the Company. The Company intends to adhere to its established acquisition standards; however, increased competition for such assets from other REITs and traditional and non-traditional equity and debt capital sources may affect the growth and financial return of the Company. The Company's properties are also subject to competition from the properties of other healthcare providers, some of which have greater capital resources than the providers leasing the Company's facilities. All of the Company's properties operate in a competitive environment and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

         THE COMPANY PRESENTLY HAS LIMITED ACCESS TO CAPITAL WHICH WILL SLOW THE COMPANY'S GROWTH.

         A REIT is required to make dividend distributions and retains little capital for growth. As a result, a REIT is required to grow through the steady investment of new capital in real estate assets. From 1992 until late 1998, the REIT industry was in an expansion mode, and capital was readily available to REITs. By the end of 1999, however, market valuations of REIT shares (including the Company's shares) had declined substantially with the result that the Company presently has limited access to capital from the equity market. Virtually all of the Company's available capital in 2000 will be used to meet existing commitments and to reduce debt. The Company will require additional capital to acquire healthcare properties. The Company may not be able to obtain additional equity or debt capital or dispose of assets at the time it requires additional capital. Moreover, the Company may not be able to obtain capital on terms that will permit it to acquire healthcare properties on a competitive basis.

         THE COMPANY MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL OR DISPOSE OF ASSETS AT THE TIME IT REQUIRES THE FUNDS TO PAY ITS OBLIGATIONS.

         The Company currently has substantial bank and institutional indebtedness with significant payments due in 2000. The Company may also be required to borrow money and mortgage its properties to fund any shortfall of cash necessary to meet cash distribution requirements necessary to maintain its REIT status. The Company anticipates that it will be able to obtain such financing, as needed; however, if the Company is unable to obtain sufficient funds within the necessary time periods, it will default on its obligations.

         FAILURE OF THE COMPANY TO MAINTAIN OR INCREASE ITS DIVIDEND COULD REDUCE THE MARKET PRICE OF THE COMPANY'S STOCK WHICH COULD MAKE IT DIFFICULT FOR THE COMPANY TO RAISE ADDITIONAL EQUITY CAPITAL ON FAVORABLE TERMS, IF AT ALL.

         The Company has raised its quarterly dividend each consecutive quarter since the Company's initial public offering. The ability to maintain or raise its dividend is dependent, to a large part, on growth of funds from operations. This growth in turn depends upon increased revenues from additional investments, rental increases and income from administrative and management services.

         DEVELOPMENT FUNDING INVOLVES GREATER RISKS THAN ARE ASSOCIATED WITH THE PURCHASE AND LEASE-BACK OF OPERATING PROPERTIES.

         Development funding arrangements require the Company to provide the funding to enable healthcare operators to build facilities on property owned or leased by the Company. If the developer or contractor fails to complete the project under the terms of the development agreement, the Company would be forced to become involved in the development to ensure completion or the Company would lose the property.

         TRANSFERS OF OPERATIONS OF HEALTHCARE FACILITIES ARE SUBJECT TO REGULATORY APPROVALS NOT REQUIRED FOR TRANSFERS OF OTHER TYPES OF COMMERCIAL OPERATIONS AND REAL ESTATE.

         Many of the Company's properties are special-purpose facilities that may not be easily adaptable to uses unrelated to healthcare.

RISKS RELATED GROWTH OF REVENUE AND FUNDS FROM OPERATIONS

         The Company's general growth strategy requires continuing growth in the Company's funds from operations which could be negatively affected by the following factors:

         OPERATORS OF SENIOR LIVING ASSETS HAVE COME UNDER INCREASED FINANCIAL PRESSURE WHICH MAY AFFECT THEIR ABILITY TO MEET THEIR OBLIGATIONS TO THE COMPANY.

         Due to increased competition in the senior living assets sector, operators of senior living facilities have come under increased financial pressure; additionally, the implementation of the "prospective payment system" for Medicare reimbursements had added pressure on operators. As a result of the Capstone merger, the Company's portfolio of senior living facilities increased substantially. Since the Capstone merger, three operators in this sector have declared bankruptcy; however, the Company has sold, leased or is in the process of leasing these properties. The Company cannot be certain that additional operator failures in this sector will not occur.

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

         ADVERSE TRENDS IN HEALTHCARE PROVIDER OPERATIONS CAN NEGATIVELY AFFECT THE LEASE REVENUES AND VALUES OF THE COMPANY'S INVESTMENTS.

         The healthcare service industry continues to be a profitable, growing segment of the economy, supported by fundamentals that ensure continued growth. However, the industry is currently experiencing:

         - Substantial changes in the method of delivery of healthcare services;

         -    Rising competition among healthcare providers for patients;

         -    Continuing pressure by private and governmental payors; and

         -    Increased scrutiny by federal and state authorities.

The changes can affect the economic performance of some or all of the tenants and sponsors who provide financial support to the Company's investments and, in turn, the lease revenues and the value of the Company's property investments.

         THE COMPANY'S CONCENTRATION ON A FEW HEALTHCARE PROVIDERS WOULD MAGNIFY THE NEGATIVE EFFECT ON THE COMPANY IF A LARGER PROVIDER WERE TO SUFFER FINANCIAL HARDSHIPS.

         Currently, 48% of the Company's real estate portfolio, including mortgages, is leased to, or supported by its five largest healthcare provider clients. To varying degrees, these providers have experienced the pressures listed above. Any financial problems experienced by these providers would negatively impact the support arrangements that the Company has with these providers and require the Company to rely solely upon rental revenue from occupant tenants. If the Company is required to rely solely upon tenant occupants with respect to one or more properties, it will experience the typical risks associated with real estate investments enjoying no supplemental credit support, including competition for individual tenants and the renewal or roll-over of existing leases.

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

         IF A PROVIDER LOST ITS LICENSURE OR CERTIFICATION, THE COMPANY WOULD HAVE TO OBTAIN ANOTHER PROVIDER FOR THE AFFECTED FACILITY.

         Healthcare providers are subject to federal and state laws and regulations which govern financial and other arrangements between healthcare operators. If the Company could not attract another healthcare provider on a timely basis or on acceptable terms, the Company's revenues would suffer.

         A FAILURE OF THE COMPANY TO REINVEST THE PROCEEDS FROM SECURITIES OFFERINGS AND PROPERTY DISPOSITIONS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S FUTURE REVENUES.

         From time to time, the Company will have cash available from (1) the proceeds of sales of shares of its securities, (2) the sale of its properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements, and (3) principal payments on its mortgage investments. These arrangements require, among other items, a disposition of properties in the event of a healthcare provider's default, and upon the healthcare provider's exercise of an option to repurchase these properties. The Company must re-invest these proceeds, on a timely basis, in another healthcare investment or in a qualified short-term investment. While the Company has been able to do so in the past, the Company may not be able to invest proceeds on a timely basis or on acceptable terms in the future.

         Delays in acquiring properties will negatively impact revenues and may have the potential to adversely effect the Company's ability to increase its distributions to shareholders.

         TERMINATION OF PROPERTY MANAGEMENT ENGAGEMENTS CAN RESULT IN LOST
INCOME.

         The Company is engaged on its own behalf, and for the benefit of third-party property owners, in the following activities:

         -    Asset and property management;

         -    Day-to-day property management;

         -    Leasing of multi-tenanted healthcare properties; and

         -    Supervision of the development of new healthcare properties.

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

RISKS RELATED TO THE COMPANY'S STATUS AS A REIT

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

         The Company's headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The lease agreement, covering approximately 22,551 square feet of rented space, expires on October 31, 2003, with two five-year renewal options. Annual rental is approximately $421,000.

PROPERTY OPERATIONS

         The following table sets forth information regarding the Company's properties as of December 31, 1999.


 FACILITY    FACILITY            TOTAL                              DATE
 TYPE (4)    LOCATION          INVESTMENT        ENCUMBRANCES     ACQUIRED
--------------------------------------------------------------------------
AHF           AL            $   4,697,059                          1998
AHF           AL                6,899,236                          1998
AHF           AL               14,091,201                          1998
AHF           AL                8,507,164                          1998
AHF           AL                2,353,118                          1998
AHF           AL                6,416,670                          1998
AHF           AZ                5,273,993                          1993
AHF           CA                4,792,781                          1995
AHF           CA                5,749,332                          1994
AHF           CA                5,287,476                          1994
AHF           CA                9,324,345                          1994
AHF           CA                9,189,080                          1994
AHF           CA               15,698,415                          1997
AHF           CA               16,068,467                          1998
AHF           CA                7,538,204                          1993
AHF           CA                5,327,777                          1993
AHF           FL               11,215,993                          1994
AHF           FL                7,756,400                          1998
AHF           FL                5,292,400                          1994
AHF           FL                4,981,848                          1994
AHF           FL                4,995,230                          1994
AHF           FL                3,302,941                          1998
AHF           FL               19,453,635                          1998
AHF           FL                4,556,668                          1994
AHF           FL                5,084,512                          1996
AHF           FL               20,063,164      $    8,642,547      1998
AHF           FL                1,620,558                          1995
AHF           FL                8,467,651                          1994
AHF           GA                6,388,548                          1993
AHF           GA               11,069,865                          1994
AHF           KS               10,612,306                          1995
AHF           NV                6,881,494                          1998
AHF           NV               42,758,366          22,612,354      1998
AHF           PA       (2)      1,266,252                          1999
AHF           PA                4,775,583                          1998
AHF           TN                9,354,010                          1997
AHF           TN       (2)        209,369                          1999
AHF           TN               10,713,633           4,398,886      1998
AHF           TN                3,138,889                          1994
AHF           TX                1,905,817                          1993
AHF           TX               10,699,488                          1998
AHF           TX                9,262,657                          1998
AHF           TX                  842,093                          1996
AHF           TX                1,737,128                          1993
AHF           TX               18,485,079                          1993
AHF           TX                5,252,820                          1994
AHF           TX                3,194,800                          1998
AHF           TX               14,301,748                          1993
AHF           TX                3,236,289                          1998
AHF           TX                3,107,422                          1996
AHF           VA                3,771,668                          1994
AHF           VA                4,593,463                          1994
AHF           VA                8,773,577                          1994
AHF           VA                5,855,716                          1994
AHF           VA               27,608,960                          1996
AHF           VA                1,433,579                          1996
AHF           VA               14,683,388                          1998


 FACILITY    FACILITY            TOTAL                              DATE
 TYPE (4)    LOCATION          INVESTMENT        ENCUMBRANCES     ACQUIRED
--------------------------------------------------------------------------

AHF           VA                3,082,977                          1998
AHF           VA                9,551,370                          1999
AHF           WY       (2)        879,544                          1999
ALF           CT               11,924,642                          1998
ALF           FL                1,764,000                          1998
ALF           FL                9,572,814                          1998
ALF           FL       (2)      8,791,535                          1998
ALF           GA                5,894,100                          1998
ALF           MO                1,528,562                          1998
ALF           MO                1,528,561                          1998
ALF           MO                1,528,562                          1998
ALF           MO                1,528,562                          1998
ALF           NC                3,669,603                          1998
ALF           NJ                8,719,597                          1998
ALF           NJ                8,982,861                          1998
ALF           OH                4,337,865                          1998
ALF           PA                4,117,404                          1998
ALF           PA                4,544,157                          1998
ALF           PA                4,100,876                          1998
ALF           PA                3,886,033                          1998
ALF           PA                2,698,505                          1998
ALF           PA                8,245,717                          1998
ALF           PA                2,805,932                          1998
ALF           SC                3,004,764                          1998
ALF           TX                9,941,467                          1998
ALF           TX               10,318,933                          1998
ALF           TX                5,842,697                          1998
ALF           TX                6,912,461                          1998
ALF           TX                7,525,955                          1998
ALF           TX                7,986,831                          1998
ALF           TX               10,840,056                          1998
ALF           TX               11,455,702                          1998
ALF           VA                5,930,081                          1998
ALF           VA                5,228,517                          1998
ALF           VA                5,576,337                          1998
ASC           CA                1,046,229                          1993
ASC           FL                6,144,037                          1999
ASC           GA                1,560,659                          1998
ASC           IL                1,453,447                          1998
ASC           MO                5,307,122                          1998
ASC           NV                3,800,571                          1994
ASC           TX                2,039,563                          1993
CAC           AZ               10,492,408                          1998
CAC           CA               28,747,108                          1998
CAC           FL               11,182,027           4,648,093      1998
CAC           FL                5,801,741           3,268,190      1998
CAC           FL                3,199,810                          1998
CAC           FL                3,872,469                          1998
CAC           FL                3,187,566                          1998
CAC           FL       (3) (2) 11,985,876                          1996
CAC           MO                9,449,685                          1998
CAC           MO               11,982,707                          1998
CAC           TN                3,126,397                          1998
CAC           TX               12,053,222                          1993
CAC           TX                9,666,769                          1994
IRF           AL               17,721,800                          1998
IRF           FL               11,703,036                          1998



 FACILITY    FACILITY            TOTAL                              DATE
 TYPE (4)    LOCATION          INVESTMENT        ENCUMBRANCES     ACQUIRED
--------------------------------------------------------------------------

IRF           PA               19,895,520                          1998
IRF           PA               20,891,771                          1998
IRF           PA               14,391,440                          1998
IRF           PA               19,616,487                          1998
IRF           PA               17,835,429                          1998
IRF           PA               19,616,574                          1998
IRF           TX               12,916,201                          1998
PC            AL                2,639,646                          1998
PC            AL                8,368,389                          1998
PC            CA                8,055,943                          1998
PC            FL                6,745,314                          1998
PC            FL               10,305,181                          1993
PC            FL                2,199,246                          1998
PC            FL                3,893,612                          1998
PC            FL                5,213,956                          1994
PC            FL               13,509,657                          1998
PC            FL                8,332,183                          1998
PC            FL                1,556,229                          1998
PC            FL                3,604,186                          1994
PC            FL                  856,377                          1998
PC            GA                2,624,880                          1998
PC            GA                2,673,880                          1994
PC            IL               11,680,200                          1998
PC            MA                2,564,171                          1998
PC            MA                7,634,926                          1998
PC            MA                9,209,268                          1998
PC            MA                3,963,588                          1998
PC            MA                7,414,137                          1998
PC            MO                5,333,435                          1998
PC            MO                4,032,033                          1998
PC            TN                2,554,651                          1998
PC            TN                1,889,836                          1998
PC            TN                2,057,416                          1998
PC            TN                1,981,966                          1998
PC            TN                2,186,828                          1998
PC            TX               16,938,177                          1998
PC            TX                4,458,322                          1993
PC            VA                1,362,983                          1996
PC            VA                  901,107                          1996
PC            VA                  337,915                          1996
PC            VA                  182,269                          1996
PC            VA                  350,203                          1996
PC            VA                  674,806                          1996
SNF           AZ                2,873,661                          1997
SNF           CA               12,687,699                          1994
SNF           CO                6,230,515                          1994
SNF           CO               12,417,625                          1997
SNF           CO                7,759,595                          1996
SNF           FL               10,205,696                          1995
SNF           IN                3,640,140                          1993
SNF           KS                7,592,661                          1996
SNF           MI                3,540,494                          1993
SNF           MI                3,284,185                          1993
SNF           MI                3,143,156                          1993
SNF           MI                1,049,352                          1993
SNF           MI                1,697,049                          1993
SNF           NC       (1)      6,175,865                          1998



 FACILITY    FACILITY            TOTAL                              DATE
 TYPE (4)    LOCATION          INVESTMENT        ENCUMBRANCES     ACQUIRED
--------------------------------------------------------------------------

SNF           OK                  606,100                          1999
SNF           PA                2,936,955                          1998
SNF           PA                5,011,011                          1998
SNF           PA               12,669,190                          1998
SNF           TN                5,046,153                          1997
SNF           TN                3,289,203                          1997
SNF           TX                9,445,015                          1995
SNF           TX               10,020,503                          1995
SNF           VA       (1)      6,952,798          16,204,372      1998
SNF           VA       (1)      5,296,037                          1998
SNF           VA       (1)      4,733,910                          1998
SNF           VA       (1)      3,458,764                          1998
SNF           VA       (1)      3,207,675                          1998
OTH           AL                8,789,812                          1993
OTH           AR                2,988,896                          1998
OTH           AZ                3,533,540                          1998
OTH           FL                3,336,907                          1998
OTH           FL                1,417,038                          1998
OTH           MI               13,558,158                          1998
OTH           MO               10,896,833                          1998
OTH           MS                4,290,408                          1993
OTH           PA       (2)      3,355,172                          1999
OTH           TX                8,601,386                          1993
OTH           TX                5,891,916                          1998
OTH           TX                1,976,372                          1994
OTH           VA                6,885,358                          1996
OTH           VA                5,121,498                          1996
OTH           VA                  926,023                          1993
OTH           VA               12,760,711                          1998
OTH           VA                1,015,117                          1993
OTH           VA                2,119,232                          1998
                           --------------    ----------------

Total Real Estate         $ 1,395,576,876    $     59,774,442

Corporate                       3,568,771                 --
                          ---------------    ----------------

Total Property            $ 1,399,145,647    $     59,774,442
                          ===============    ================

(1) All six of the properties are encumbered by one mortgage with a 12/31/99 balance of $16,204,372.
(2) Development at 12/31/99.
(3) Consists of three buildings, with one building being an MOB that is in construction as of 12/31/99.
(4) Facility Types:
    AHF   Ancillary Hospital Facilities
    ALF   Assisted Living Facilities
    ASC   Ambulatory Surgery Centers
    CAC   Comprehensive Ambulatory Care Centers
    IRH   Inpatient Rehabilitation Facilities
    PC    Physician Clinics
    SNF   Skilled Nursing Facilities
    OTH   Other

ITEM 3. LEGAL PROCEEDINGS

         On March 22, 1999, HR Acquisitions I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of two million dollars arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will be vigorous. While the Company cannot predict the range of possible loss or outcome, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         No matter was submitted to a vote of shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the Company's Common Stock, set forth on page 36 of the Company's 1999 Annual Report to Shareholders under the caption "Common Stock," is incorporated herein by reference.

         On October 15, 1999, the Company issued an aggregate of 150,000 shares of its Common Stock to three former executive officers of Capstone Capital Corporation pursuant to Consulting Agreements with such individuals. Such sales were exempt under the registration requirements of the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) of such Act. The Company made no other private sales of equity securities during 1999.

ITEM 6. SELECTED FINANCIAL DATA

         The Company's selected financial data, set forth on page 9 of its 1999 Annual Report to Shareholders under the caption "Selected Financial Information," is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's information relating to management's discussion and analysis of financial condition, set forth on pages 10 through 16 of the Company's 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth on page 16 of the Company's 1999 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements and the related notes, together with the report of Ernst & Young LLP thereon, set forth on pages 17 through 34 of the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Information with respect to directors, set forth on pages one through three of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2000 under the caption "Election of Directors," is incorporated herein by reference.

EXECUTIVE OFFICERS

         The executive officers of the Company are:

Name                            Age   Position
----                            ---   --------
David R. Emery................   55   Chairman of the Board, Chief Executive Officer &
                                      President
Timothy G. Wallace............   41   Executive Vice President & Chief Financial Officer
Roger O. West.................   55   Executive Vice President & General Counsel

         Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for 30 years.

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

ITEM 11. EXECUTIVE COMPENSATION

         Information relating to executive compensation, set forth on pages 8 through 14 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2000 under the caption "Executive Compensation," is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to the security ownership of management and certain beneficial owners, set forth on pages 6 through 7 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2000 under the caption "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions, set forth on page 16 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2000 under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Pro Forma and Historical Financial Statements, Financial Statement Schedules and Exhibits

         (1) FINANCIAL STATEMENTS:

                  The following financial statements of Healthcare Realty Trust Incorporated are incorporated by reference in Item 8 from the 1999 Annual Report to Shareholders:

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

         -        Independent Auditors' Report.
         -        Consolidated Balance Sheets - December 31, 1999 and 1998.
         - Consolidated Statements of Income for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.
         - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, December 31, 1997 and December 31, 1997.
         - Consolidated Statements of Cash Flows for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.
         -        Notes to Consolidated Financial Statements.

         (2) FINANCIAL STATEMENT SCHEDULES:

         Schedule II -- Valuation and Qualifying Accounts at December 31,
         1999...............................................................S-1

         Schedule III -- Real Estate and Accumulated Depreciation at December
         31, 1999...........................................................S-2

         Schedule IV - Mortgage Loans on Real Estate at December 31,
         1999...............................................................S-3

         All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

         (3) Exhibits:

Exhibit
Number            Description of Exhibits
------            -----------------------
3.1      --       Second Articles of Amendment and Restatement of the Registrant.(1)
3.2      --       Amended and Restated Bylaws of the Registrant.(7)
4        --       Specimen stock certificate.(1)
10.1     --       1993 Employees Stock Incentive Plan of Healthcare Realty Trust Incorporated.(1)
10.2     --       1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated.(4)
10.3     --       Executive Retirement Plan, as amended. (filed herewith)

10.4     --       Retirement Plan for Outside Directors.(1)
10.5     --       Non-Qualified Deferred Compensation Plan. (filed herewith)
10.6     --       Executive Variable Incentive Compensation Plan. (filed herewith)
10.7     --       2000 Employee Stock Purchase Plan. (filed herewith)
10.8     --       Dividend Reinvestment Plan.(2)
10.9     --       Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty
                  Trust Incorporated. (filed herewith)
10.10    --       Amended and Restated Employment Agreement by and between Roger O. West and Healthcare Realty
                  Trust Incorporated. (filed herewith)
10.11    --       Amended and Restated Employment Agreement by and between Timothy G. Wallace and Healthcare
                  Realty Trust Incorporated. (filed herewith)
10.12    --       Revolving Credit Agreement, dated as of October 15, 1998, among Healthcare Realty Trust
                  Incorporated, NationsBank, N.A., First Union National Bank, Societe Generale, and Bank Austria
                  Creditanstalt Corporate Finance, Inc. (6)
10.13    --       Term Credit Agreement, dated as of October 15, 1998, among Healthcare Realty Trust Incorporated,
                  Capstone Capital Corporation, NationsBank, N.A., and the other lending banks.(6)
10.14    --       Amendment No. 1 to Term Credit Agreement. (7)
10.15    --       Amendment No. 2 to Term Credit Agreement. (filed herewith)
10.16    --       Form of Note Purchase Agreement, dated as of September 1, 1995, pertaining to $90,000,000 aggregate principal amount of 7.41% Senior Notes due September 1, 2002.(3)
11       --       Statement re computation of per share earnings (contained in Note 9 to the Notes to the
                  Consolidated Financial Statement in the Annual Report to Shareholders for the year ended
                  December 31, 1999 filed herewith as Exhibit 13).
13       --       Annual Report to Shareholders for the year ended December 31, 1999 (filed herewith).
21       --       Subsidiaries of the Registrant (filed herewith).
23       --       Consent of Ernst & Young LLP, independent auditors (filed herewith).
27       --       Financial Data Schedule (For SEC Use Only)

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

(3) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1995 and hereby incorporated by reference.

(4) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(5) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1996 and hereby incorporated by reference.

(6) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1998 and hereby incorporated by reference.

(7) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

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

         1. 1993 Employees Stock Incentive Plan of Healthcare Realty Trust Incorporated (filed as Exhibit 10.1)

         2. 1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated (filed as Exhibit 10.2)

         3.       Executive Retirement Plan, as amended (filed as Exhibit 10.3)

         4.       Retirement Plan for Outside Directors (filed as Exhibit 10.4)

         5.       Non-Qualified Deferred Compensation Plan (filed as Exhibit
                  10.5)

         6.       Executive Variable Incentive Compensation Plan (filed as
                  Exhibit 10.6)

         7.       2000 Employee Stock Purchase Plan (filed as Exhibit 10.7)

         8.       Amended and Restated Employment Agreement by and between David
                  R. Emery and Healthcare Realty Trust Incorporated (filed as
                  Exhibit 10.8)

         9.       Amended and Restated Employment Agreement by and between Roger
                  O. West and Healthcare Realty Trust Incorporated (filed as
                  Exhibit 10.9)

         10. Amended and Restated Employment Agreement by and between Timothy G. Wallace and Healthcare Realty Trust Incorporated (filed as Exhibit 10.10)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of 1999.

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3).

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 14, 2000.


                                      HEALTHCARE REALTY TRUST INCORPORATED



                                      By: /s/ David R. Emery
                                          --------------------------------------
                                                     David R. Emery
                                                 Chairman, President and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                                            Title                            Date
---------                                            -----                            ----


/s/ David R. Emery                          Chairman, President and              March 14, 2000
------------------------------------   Chief Executive Officer (Principal
David R. Emery                                 Executive Officer)



/s/ Timothy G. Wallace                      Executive Vice President             March 14, 2000
------------------------------------      and Chief Financial Officer
Timothy G. Wallace                       (Principal Financial Officer)



/s/ Fredrick M. Langreck                     Senior Vice President               March 14, 2000
------------------------------------              and Treasurer
Fredrick M. Langreck



/s/ Scott W. Holmes                         Senior Vice President -              March 14, 2000
------------------------------------          Financial Reporting
Scott W. Holmes



/s/ Errol L. Biggs, Ph.D.                           Director                     March 14, 2000
------------------------------------
Errol L. Biggs, Ph.D.



/s/ Thompson S. Dent                                Director                     March 14, 2000
------------------------------------
Thompson S. Dent

/s/ Charles Raymond Fernandez, M.D.                 Director                     March 14, 2000
------------------------------------
Charles Raymond Fernandez, M.D.



/s/ Batey M. Gresham, Jr.                           Director                     March 14, 2000
------------------------------------
Batey M. Gresham, Jr.



/s/ Marliese E. Mooney                              Director                     March 14, 2000
------------------------------------
Marliese E. Mooney



/s/ Edwin B. Morris, III                            Director                     March 14, 2000
------------------------------------
Edwin B. Morris, III



/s/ John Knox Singleton                             Director                     March 14, 2000
------------------------------------
John Knox Singleton

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                        ADDITIONS
                                                        ----------------------------------------
                                          Balance at    Charged to    Charged to    Assumed from
                                          Beginning      costs and      other         Capstone                     Balance at
                    Description           of Period      expenses      accounts     Capital Corp.  Deductions(1)  End of Period
-------------------------------------------------------------------------------------------------------------------------------
1999
     Mortgage notes receivable allowance    $3,000         $ --         $   --         $   --         $  717         $2,283

     Accounts receivable allowance             419          576             --             --             --            995
                                         ------------------------------------------------------------------------------------
                                             3,419          576             --             --            717          3,278
                                         ------------------------------------------------------------------------------------
1998
     Mortgage notes receivable allowance        --           --             --          3,000             --          3,000

     Accounts receivable allowance              15           73             --            346             15            419
                                         ------------------------------------------------------------------------------------
                                                15           73             --          3,346             15          3,419
                                         ------------------------------------------------------------------------------------
1997
     Mortgage notes receivable allowance        --           --             --             --             --             --

     Accounts receivable allowance              20           15             --             --             20             15
                                         ------------------------------------------------------------------------------------
                                            $   20         $ 15         $   --         $   --         $   20         $   15
                                         ------------------------------------------------------------------------------------


         (1) Write-off or collection of the related receivable accounts.

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AT DECEMBER 31, 1999

                                                      Land                       Buildings, Improvements, and CIP
                                       -----------------------------------     -----------------------------------------
                                                        Costs                                    Costs
                                                     Capitalized                              Capitalized
                                        Initial     Subsequent to                Initial     Subsequent to                Personal
    Facility Type              State   Investment    Acquisition    Total       Investment    Acquisition      Total      Property
----------------------------------------------------------------------------------------------------------------------------------
Ancillary Hospital Facilities

                                 AL     1,194,515      136,087    1,330,602      3,366,457             0      3,366,457          0
                                 AL     1,018,666      112,325    1,130,991      5,768,245             0      5,768,245          0
                                 AL     2,710,081      151,076    2,861,157     11,230,044             0     11,230,044          0
                                 AL        60,030       83,455      143,485      8,363,679             0      8,363,679          0
                                 AL       109,811       29,650      139,461      2,213,657             0      2,213,657          0
                                 AL       120,060       65,885      185,945      6,230,725             0      6,230,725          0
                                 AZ       308,070            0      308,070      4,965,923             0      4,965,923          0
                                 CA     1,337,483            0    1,337,483      3,122,980       332,318      3,455,297          0
                                 CA     2,218,847            0    2,218,847      3,319,804       210,680      3,530,484          0
                                 CA     2,059,953            0    2,059,953      3,068,881       158,642      3,227,523          0
                                 CA     3,149,515            0    3,149,515      5,666,654       505,588      6,172,242      2,587
                                 CA     3,160,865            0    3,160,865      5,859,967       165,865      6,025,832      2,383
                                 CA             0            0            0     15,342,398       355,075     15,697,473        941
                                 CA     3,190,439       16,030    3,206,469     12,861,998             0     12,861,998          0
                                 CA     1,720,127            0    1,720,127      5,797,840             0      5,797,840     20,237
                                 CA     1,522,222            0    1,522,222      3,787,288             0      3,787,288     18,267
                                 FL             0            0            0      5,072,041       220,359      5,292,400          0
                                 FL        45,216            0       45,216      4,936,632             0      4,936,632          0
                                 FL             0            0            0      4,843,314       151,915      4,995,230          0
                                 FL             0            0            0     19,928,451       129,087     20,057,538      5,626
                                 FL             0            0            0      8,042,864       424,788      8,467,651          0
                                 FL             0            0            0      1,620,558             0      1,620,558          0
                                 FL     2,201,396      110,437    2,311,833        991,108             0        991,108          0
                                 FL     1,071,287       50,061    1,121,348     18,332,287             0     18,332,287          0
                                 FL             0        4,470        4,470      4,278,351     1,227,385      5,505,737    115,656
                                 FL             0            0            0      3,830,316       185,000      4,015,316          0
                                 FL       532,112            0      532,112     10,677,707         5,454     10,683,162        719
                                 FL     2,026,672            0    2,026,672      5,729,728             0      5,729,728          0
                                 GA       696,248            0      696,248      4,834,104       819,788      5,653,892     38,409
                                 GA     1,268,962            0    1,268,962      8,604,603     1,182,151      9,786,754     14,150
                                 KS             0            0            0     10,460,566       142,961     10,603,527      8,779
                                 NV             0            0            0     41,736,845     1,021,521     42,758,366          0
                                 NV     2,127,851      165,073    2,292,924      4,588,570             0      4,588,570          0
                                 PA       282,295            0      282,295        983,957             0        983,957          0
                                 PA       330,877            0      330,877      4,444,707             0      4,444,707          0
                                 TN             0            0            0        209,369             0        209,369          0
                                 TN     3,212,188       24,550    3,236,738      6,117,271             0      6,117,271          0
                                 TN       395,056            0      395,056      2,643,834       100,000      2,743,834          0
                                 TN     1,733,202          576    1,733,778      8,968,458         6,000      8,974,458      5,397
                                 TX       125,471            0      125,471      1,767,800             0      1,767,800     12,547
                                 TX     2,349,321            0    2,349,321      6,882,712        30,624      6,913,336          0
                                 TX       999,193            0      999,193     17,445,918             0     17,445,918     39,968
                                 TX       682,867            0      682,867      4,569,953             0      4,569,953          0
                                 TX     3,833,077            0    3,833,077     10,295,139             0     10,295,139    173,532
                                 TX       124,000            0      124,000      3,112,289             0      3,112,289          0
                                 TX             0            0            0     10,613,689        47,802     10,661,491     37,997


                                                             (1)
                                             Total          Accum.                      Date        Dated
    Facility Type              State         Assets      Depreciation  Encumbrances   Acquired   Constructed
--------------------------------------------------------------------------------------------------------------
Ancillary Hospital Facilities

                                 AL          4,697,059      132,541                     1998       1992, 1993
                                 AL          6,899,236      219,383                     1998          1981
                                 AL         14,091,201      422,792                     1998          1991
                                 AL          8,507,164      313,022                     1998          1993
                                 AL          2,353,118       83,332                     1998          1977
                                 AL          6,416,670      233,430                     1994          1991
                                 AZ          5,273,993    1,031,343                     1993          1988
                                 CA          4,792,781      398,620                     1994          1973
                                 CA          5,749,332      451,511                     1994          1975
                                 CA          5,287,476      416,674                     1994          1981
                                 CA          9,324,345      778,219                     1994          1984
                                 CA          9,189,080      796,813                     1997          1997
                                 CA         15,698,415      982,050                     1993          1988
                                 CA         16,068,467      523,702                     1998          1994
                                 CA          7,538,204    1,222,912                     1993          1981
                                 CA          5,327,777      803,523                     1993   1961, 1968, 1984-85
                                 FL          5,292,400      713,661                     1994          1994
                                 FL          4,981,848      648,748                     1994          1994
                                 FL          4,995,230      627,575                     1994          1994
                                 FL         20,063,164      735,102     8,642,547       1998          1995
                                 FL          8,467,651    1,081,894                     1994          1994
                                 FL          1,620,558      199,107                     1995          1977
                                 FL          3,302,941       43,517                     1998       1970, 1980
                                 FL         19,453,635      677,628                     1998     1973, 1989-1990
                                 FL          5,625,863      710,221                     1994          1994
                                 FL          4,015,316      327,355                     1998          1994
                                 FL         11,215,993    1,563,151                     1995          1984
                                 FL          7,756,400      211,642                     1998          1994
                                 GA          6,388,548      833,878                     1993          1983
                                 GA         11,069,865    1,323,658                     1994          1975
                                 KS         10,612,306      810,011                     1995          1996
                                 NV         42,758,366    1,561,274    22,612,354       1998          1996
                                 NV          6,881,494      179,347                     1998          1974
                                 PA          1,266,252            0                     1999      under const.(3)
                                 PA          4,775,584      124,757                     1998          1982
                                 TN            209,369            0                     1999      under const.(3)
                                 TN          9,354,010      207,224                     1997          1998
                                 TN          3,138,889      392,540                     1994          1991
                                 TN         10,713,633      330,296     4,398,886       1998          1992
                                 TX          1,905,817      378,795                     1993          1989
                                 TX          9,262,657      255,603                     1998          1995
                                 TX         18,485,079    3,660,355                     1993          1992
                                 TX          5,252,820      659,148                     1994          1982
                                 TX         14,301,748    2,299,263                     1993          1985
                                 TX          3,236,289      422,287                     1998          1995
                                 TX         10,699,488      398,130                     1998          1995

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AT DECEMBER 31, 1999

                                                      Land                       Buildings, Improvements, and CIP
                                       -----------------------------------     -----------------------------------------
                                                        Costs                                    Costs
                                                     Capitalized                              Capitalized
                                        Initial     Subsequent to                Initial     Subsequent to                Personal
    Facility Type              State   Investment    Acquisition    Total       Investment    Acquisition      Total      Property
----------------------------------------------------------------------------------------------------------------------------------
                                 TX       159,384            0      159,384        598,293        84,416        682,709          0
                                 TX       497,982            0      497,982      2,040,742       568,697      2,609,439          0
                                 TX             0            0            0      3,194,800             0      3,194,800          0
                                 TX       217,941            0      217,941      1,507,164             0      1,507,164     12,023
                                 VA             0            0            0      3,771,668             0      3,771,668          0
                                 VA       874,497            0      874,497      3,718,966             0      3,718,966          0
                                 VA     1,912,645            0    1,912,645      6,860,932             0      6,860,932          0
                                 VA             0            0            0      4,729,002     1,126,714      5,855,716          0
                                 VA     7,507,301      291,752    7,799,053      6,884,335             0      6,884,335          0
                                 VA       330,953       50,705      381,658      2,701,319             0      2,701,319          0
                                 VA     1,366,860            0    1,366,860      8,179,867             0      8,179,867      4,642
                                 VA     1,455,813        3,136    1,458,949     26,061,170             0     26,061,170     88,841
                                 VA        38,604            0       38,604      1,394,974             0      1,394,974          0
                                 WY             0            0            0        879,544             0        879,544          0
                                    ----------------------------------------------------------------------------------------------
Ancillary Hospital Facilities          62,279,955    1,295,268   63,575,223    410,052,457     9,202,830    419,255,288    602,701
                                    ----------------------------------------------------------------------------------------------

Assisted Living Facilities
                                 CT       441,212            0      441,212     11,483,429             0     11,483,429          0
                                 FL       281,064            0      281,064      1,482,936             0      1,482,936          0
                                 FL             0            0            0      8,791,535             0      8,791,535          0
                                 FL       890,000            0      890,000      8,682,814             0      8,682,814          0
                                 GA             0            0            0      5,894,100             0      5,894,100          0
                                 MO        53,578            0       53,578      1,474,983             0      1,474,983          0
                                 MO        12,893            0       12,893      1,515,669             0      1,515,669          0
                                 MO        85,955            0       85,955      1,442,607             0      1,442,607          0
                                 MO        53,279            0       53,279      1,475,283             0      1,475,283          0
                                 NC       368,835            0      368,835      3,300,768             0      3,300,768          0
                                 NJ       931,764            0      931,764      7,787,833             0      7,787,833          0
                                 NJ       877,175            0      877,175      8,105,687             0      8,105,687          0
                                 OH       173,615            0      173,615      4,164,250             0      4,164,250          0
                                 PA        98,260            0       98,260      4,019,144             0      4,019,144          0
                                 PA       288,029            0      288,029      3,812,847             0      3,812,847          0
                                 PA        66,577            0       66,577      3,819,456             0      3,819,456          0
                                 PA        48,398            0       48,398      2,650,107             0      2,650,107          0
                                 PA       471,207            0      471,207      7,774,511             0      7,774,511          0
                                 PA       467,244            0      467,244      4,076,913             0      4,076,913          0
                                 PA        50,759            0       50,759      2,755,173             0      2,755,173          0
                                 SC       106,050            0      106,050      2,898,714             0      2,898,714          0
                                 TX             0            0            0      9,941,467             0      9,941,467          0
                                 TX             0            0            0     10,318,933             0     10,318,933          0
                                 TX             0            0            0     10,840,056             0     10,840,056          0
                                 TX             0            0            0     10,629,211       826,491     11,455,702          0
                                 TX             0            0            0      7,525,955             0      7,525,955          0
                                 TX             0            0            0      5,842,697             0      5,842,697          0
                                 TX             0            0            0      6,912,461             0      6,912,461          0
                                 TX             0            0            0      7,986,831             0      7,986,831          0
                                 VA       375,509            0      375,509      5,554,572             0      5,554,572          0
                                                             (1)
                                             Total          Accum.                      Date        Dated
    Facility Type              State         Assets      Depreciation  Encumbrances   Acquired   Constructed
--------------------------------------------------------------------------------------------------------------
                                 TX            842,093       48,678                     1996          1990
                                 TX          3,107,422      188,840                     1996          1990
                                 TX          3,194,800      118,482                     1996          1984
                                 TX          1,737,128      244,645                     1998          1988
                                 VA          3,771,668      956,984                     1994        1972-80
                                 VA          4,593,463       91,385                     1994          1994
                                 VA          8,773,577    1,685,288                     1994       1993,1994
                                 VA          5,855,716       82,561                     1994       1993, 1994
                                 VA         14,683,388      274,990                     1998          1977
                                 VA          3,082,977      100,066                     1998          1992
                                 VA          9,551,370       86,727                     1999       1975, 1984
                                 VA         27,608,960    2,142,558                     1996          1981
                                 VA          1,433,579      113,267                     1996          1994
                                 WY            879,544            0                     1999        under const.(3)
                                    -----------------------------------------------
Ancillary Hospital Facilities              483,433,216   36,320,505    35,653,787
                                    -----------------------------------------------

Assisted Living Facilities
                                 CT         11,924,642      340,605                     1998          1999
                                 FL          1,764,000       54,908                     1998          1976
                                 FL          8,791,535            0                     1998      under const.(3)
                                 FL          9,572,814       23,094                     1998          1999
                                 GA          5,894,100      218,588                     1998          1997
                                 MO          1,528,561       54,613                     1998          1996
                                 MO          1,528,562       56,120                     1998          1996
                                 MO          1,528,562       53,415                     1998        1993-94
                                 MO          1,528,562       54,625                     1998          1995
                                 NC          3,669,603      139,638                     1998          1999
                                 NJ          8,719,597      218,108                     1998          1999
                                 NJ          8,982,861      258,584                     1998          1999
                                 OH          4,337,865      154,188                     1998          1998
                                 PA          4,117,404      148,815                     1998          1996
                                 PA          4,100,876      141,176                     1998       1992, 1994
                                 PA          3,886,033      141,421                     1998       1989, 1993
                                 PA          2,698,505       98,124                     1998          1990
                                 PA          8,245,717      208,761                     1998          1999
                                 PA          4,544,157      150,954                     1998          1998
                                 PA          2,805,932      102,014                     1998          1993
                                 SC          3,004,764      107,329                     1998       1993, 1995
                                 TX          9,941,467      368,688                     1998          1986
                                 TX         10,318,933      382,686                     1998          1997
                                 TX         10,840,056      402,013                     1998          1997
                                 TX         11,455,702      402,593                     1998          1997
                                 TX          7,525,955      278,660                     1998          1997
                                 TX          5,842,697      216,335                     1998          1997
                                 TX          6,912,461      255,944                     1998          1997
                                 TX          7,986,831      295,725                     1998          1997
                                 VA          5,930,081      204,872                     1998          1998

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AT DECEMBER 31, 1999

                                                      Land                       Buildings, Improvements, and CIP
                                       -----------------------------------     -----------------------------------------
                                                        Costs                                    Costs
                                                     Capitalized                              Capitalized
                                        Initial     Subsequent to                Initial     Subsequent to                Personal
    Facility Type              State   Investment    Acquisition    Total       Investment    Acquisition      Total      Property
-----------------------------------------------------------------------------------------------------------------------------------
                                 VA       234,122            0      234,122      4,994,395             0      4,994,395          0
                                 VA       279,751            0      279,751      5,296,586             0      5,296,586          0

                                    ----------------------------------------------------------------------------------------------
     Assisted Living Facilities         6,655,276            0    6,655,276    183,251,923       826,491    184,078,414          0
                                    ----------------------------------------------------------------------------------------------

Ambulatory Surgery Centers
                                 CA       209,246            0      209,246        828,613             0        828,613      8,370
                                 FL     2,200,000            0    2,200,000      3,944,037             0      3,944,037          0
                                 GA             0       65,091       65,091      1,495,568             0      1,495,568          0
                                 IL       223,490       60,062      283,552      1,169,895             0      1,169,895          0
                                 MO     1,685,945            0    1,685,945      3,621,177             0      3,621,177          0
                                 NV       940,000            0      940,000      2,860,571             0      2,860,571          0
                                 TX       509,891            0      509,891      1,514,376             0      1,514,376     15,297
                                    ----------------------------------------------------------------------------------------------
     Ambulatory Surgery Centers         5,768,572      125,153    5,893,725     15,434,237             0     15,434,237     23,667
                                    ----------------------------------------------------------------------------------------------


Comprehensive Ambulatory Care Centers

                                 AZ     2,094,965            0    2,094,965      8,391,032         1,994      8,393,026      4,418
                                 CA     3,375,281            0    3,375,281     25,329,559        42,269     25,371,827          0
                                 FL             0            0            0      3,187,566             0      3,187,566          0
                                 FL       976,145            0      976,145      2,223,665             0      2,223,665          0
                                 FL       584,544            0      584,544      3,287,925             0      3,287,925          0
                                 FL             0            0            0     11,179,400         2,627     11,182,027          0
                                 FL             0            0            0      5,794,753         6,988      5,801,741          0
                                 FL(2)  1,032,261            0    1,032,261     10,953,616             0     10,953,616          0
                                 MO     1,471,792            0    1,471,792      7,975,420             0      7,975,420      2,473
                                 MO     1,676,402      577,655    2,254,057      9,728,650             0      9,728,650          0
                                 TN             0            0            0      3,126,397             0      3,126,397          0
                                 TX       601,475            0      601,475     11,169,134       213,206     11,382,339     69,408
                                 TX     1,041,298            0    1,041,298      8,518,528       106,943      8,625,471          0
                                    ----------------------------------------------------------------------------------------------
     Comprehensive Ambulatory
        Care Centers                   12,854,163      577,655   13,431,818    110,865,645       374,027    111,239,670     76,299
                                    ----------------------------------------------------------------------------------------------

Inpatient Rehabilitation Facilities

                                 AL             0            0            0     17,721,800             0     17,721,800          0
                                 FL             0            0            0     11,703,036             0     11,703,036          0
                                 PA             0            0            0     20,891,771             0     20,891,771          0
                                 PA     1,330,054            0    1,330,054     18,565,466             0     18,565,466          0
                                 PA       982,859            0      982,859     13,408,581             0     13,408,581          0
                                 PA     1,191,530            0    1,191,530     18,424,957             0     18,424,957          0
                                 PA     1,213,750            0    1,213,750     18,402,824             0     18,402,824          0
                                 PA             0            0            0     17,835,429             0     17,835,429          0
                                 TX     1,116,455            0    1,116,455     11,799,746             0     11,799,746          0
                                    ----------------------------------------------------------------------------------------------
     Inpatient Rehabilitation
        Facilities                      5,834,648            0    5,834,648    148,753,610             0    148,753,610          0
                                    ----------------------------------------------------------------------------------------------


                                                           (1)
                                           Total          Accum.                      Date        Dated
    Facility Type              State       Assets      Depreciation  Encumbrances   Acquired   Constructed
------------------------------------------------------------------------------------------------------------
                                 VA        5,228,517      185,259                     1998          1998
                                 VA        5,576,337      195,780                     1998          1998

                                    ---------------------------------------------
     Assisted Living Facilities          190,733,689    5,913,635             0
                                    ---------------------------------------------


Ambulatory Surgery Centers
                                 CA        1,046,229      179,862                     1993          1985
                                 FL        6,144,037        8,419                     1999          1992
                                 GA        1,560,659       59,197                     1998          1993
                                 IL        1,453,447       46,941                     1998      1960's, 1988
                                 MO        5,307,122      132,324                     1998          1988
                                 NV        3,800,571      400,352                     1994          1994
                                 TX        2,039,563      328,717                     1993          1985

                                    ---------------------------------------------
     Ambulatory Surgery Centers           21,351,628    1,155,812             0
                                    ---------------------------------------------


Comprehensive Ambulatory Care Centers

                                 AZ       10,492,408      148,833                     1998          1999
                                 CA       28,747,108      905,550                     1998          1997
                                 FL        3,187,566      134,289                     1998          1997
                                 FL        3,199,810      117,361                     1998          1999
                                 FL        3,872,469      129,739                     1998          1996
                                 FL       11,182,027      411,299     4,648,093       1998          1995
                                 FL        5,801,741      213,216     3,268,190       1998          1995
                                 FL(2)    11,985,877      430,824                     1996        1995(3)
                                 MO        9,449,685      172,543                     1998          1999
                                 MO       11,982,707      395,657                     1998          1993
                                 TN        3,126,397      123,325                     1998          1997
                                 TX       12,053,222    2,396,647                     1993          1991
                                 TX        9,666,769      954,929                     1994          1995
                                    ---------------------------------------------
     Comprehensive Ambulatory
        Care Centers                     124,747,786    6,534,212     7,916,283
                                    ---------------------------------------------

Inpatient Rehabilitation Facilities

                                 AL       17,721,800      562,697                     1998          1987
                                 FL       11,703,036      371,590                     1998          1986
                                 PA       20,891,771      771,690                     1998          1986
                                 PA       19,895,520      685,762                     1998          1986
                                 PA       14,391,440      495,280                     1998          1987
                                 PA       19,616,487      584,669                     1998          1983
                                 PA       19,616,574      583,957                     1998          1983
                                 PA       17,835,429      658,796                     1998          1987
                                 TX       12,916,201      435,850                     1998          1991
                                    ---------------------------------------------
     Inpatient Rehabilitation
        Facilities                       154,588,258    5,150,291             0
                                    ---------------------------------------------

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AT DECEMBER 31, 1999

                                                      Land                       Buildings, Improvements, and CIP
                                       -----------------------------------     -----------------------------------------
                                                        Costs                                    Costs
                                                     Capitalized                              Capitalized
                                        Initial     Subsequent to                Initial     Subsequent to                Personal
    Facility Type              State   Investment    Acquisition    Total       Investment    Acquisition      Total      Property
----------------------------------------------------------------------------------------------------------------------------------
Physician Clinics
                                 AL       636,763            0      636,763      2,002,883             0      2,002,883          0
                                 AL     1,664,923      126,257    1,791,180      6,577,209             0      6,577,209          0
                                 CA             0            0            0      8,055,943             0      8,055,943          0
                                 FL             0            0            0      1,556,229             0      1,556,229          0
                                 FL       468,544            0      468,544      3,135,642             0      3,135,642          0
                                 FL       963,285            0      963,285      5,782,029             0      5,782,029          0
                                 FL       132,499       39,058      171,557        684,820             0        684,820          0
                                 FL       856,732            0      856,732      1,342,514             0      1,342,514          0
                                 FL     1,047,865            0    1,047,865      2,845,747             0      2,845,747          0
                                 FL     4,713,071            0    4,713,071      8,796,586             0      8,796,586          0
                                 FL       948,912            0      948,912      7,383,271             0      7,383,271          0
                                 FL     2,183,572            0    2,183,572      8,070,829             0      8,070,829     50,781
                                 FL       906,829            0      906,829      3,589,796       717,332      4,307,127          0
                                 GA       422,156            0      422,156      2,202,724             0      2,202,724          0
                                 GA       586,435            0      586,435      2,087,444             0      2,087,444          0
                                 IL       207,491            0      207,491     11,472,709             0     11,472,709          0
                                 MA     1,148,714            0    1,148,714      6,486,212             0      6,486,212          0
                                 MA     1,147,752            0    1,147,752      2,815,836             0      2,815,836          0
                                 MA       478,135            0      478,135      6,936,002             0      6,936,002          0
                                 MA        38,341            0       38,341      2,525,830             0      2,525,830          0
                                 MA     1,471,333            0    1,471,333      7,737,935             0      7,737,935          0
                                 MO             0            0            0      4,032,033             0      4,032,033          0
                                 MO     1,030,216            0    1,030,216      4,273,487        28,735      4,302,222        997
                                 TN       499,993      141,807      641,800      1,912,851             0      1,912,851          0
                                 TN       773,898            0      773,898      1,394,700        18,230      1,412,930          0
                                 TN       468,627            0      468,627      1,540,396        48,393      1,588,790          0
                                 TN       460,988            0      460,988      1,409,173        19,674      1,428,848          0
                                 TN       596,917            0      596,917      1,311,313        73,735      1,385,049          0
                                 TX     5,134,313            0    5,134,313     11,803,864             0     11,803,864          0
                                 TX       661,287            0      661,287      3,776,918             0      3,776,918     20,117
                                 VA        92,159            0       92,159        258,044             0        258,044          0
                                 VA       150,526            0      150,526        524,280             0        524,280          0
                                 VA        33,280            0       33,280        148,990             0        148,990          0
                                 VA       182,522            0      182,522        969,461       211,000      1,180,461          0
                                 VA        78,437            0       78,437        259,478             0        259,478          0
                                 VA        83,967            0       83,967        817,140             0        817,140          0
                                    ----------------------------------------------------------------------------------------------
     Physician Clinics                 30,270,482      307,122   30,577,604    136,520,318     1,117,099    137,637,419     71,895
                                    ----------------------------------------------------------------------------------------------

Skilled Nursing Facilities

                                 AZ       266,596            0      266,596      2,521,319        85,746      2,607,065          0
                                 CA     1,361,951            0    1,361,951     11,325,745             0     11,325,747          0
                                 CO     1,651,477            0    1,651,477      4,579,039             0      4,579,039          0


                                                          (1)
                                          Total          Accum.                      Date        Dated
    Facility Type              State      Assets      Depreciation  Encumbrances   Acquired   Constructed
-----------------------------------------------------------------------------------------------------------
Physician Clinics
                                 AL       2,639,646       73,982                     1998          1997
                                 AL       8,368,389      250,970                     1998          1991
                                 CA       8,055,943      320,219                     1998          1999
                                 FL       1,556,229       57,483                     1998          1998
                                 FL       3,604,186      452,270                     1994          1984
                                 FL       6,745,314      213,574                     1998          1991
                                 FL         856,377       27,809                     1998          1973
                                 FL       2,199,246       49,589                     1998          1978
                                 FL       3,893,612      105,115                     1998          1978
                                 FL      13,509,657      324,924                     1998          1990
                                 FL       8,332,183      272,720                     1998          1986
                                 FL      10,305,181    1,723,339                     1993       1969,1973
                                 FL       5,213,956      589,531                     1994          1991
                                 GA       2,624,880       81,363                     1998          1991
                                 GA       2,673,880      309,996                     1994          1991
                                 IL      11,680,200      422,072                     1998     1973, 1984, 1989
                                 MA       7,634,926      239,585                     1998          1982
                                 MA       3,963,588      104,010                     1998          1963
                                 MA       7,414,137      256,199                     1998          1985
                                 MA       2,564,171       93,298                     1998          1987
                                 MA       9,209,268      285,820                     1998          1968
                                 MO       4,032,033      149,531                     1998          1994
                                 MO       5,333,435      158,608                     1998          1996
                                 TN       2,554,651       79,711                     1998          1955
                                 TN       2,186,828       65,078                     1998          1982
                                 TN       2,057,416       72,900                     1998          1992
                                 TN       1,889,836       65,928                     1998          1992
                                 TN       1,981,966       63,107                     1998          1982
                                 TX      16,938,177      434,255                     1998          1997
                                 TX       4,458,322      803,087                     1993       1961,1968
                                 VA         350,203       20,952                     1996          1984
                                 VA         674,806       42,570                     1996          1995
                                 VA         182,269       12,097                     1996          1973
                                 VA       1,362,983       81,422                     1996          1905
                                 VA         337,915       21,069                     1996          1986
                                 VA         901,107       66,349                     1996          1992
                                    --------------------------------------------
     Physician Clinics                  168,286,916    8,390,532             0
                                    --------------------------------------------

Skilled Nursing Facilities

                                 AZ       2,873,661      188,669                     1997          1972
                                 CA      12,687,698    1,560,975                     1994          1989
                                 CO       6,230,515      631,106                     1994          1994

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AT DECEMBER 31, 1999

                                                      Land                       Buildings, Improvements, and CIP
                                       -----------------------------------     -----------------------------------------
                                                        Costs                                    Costs
                                                     Capitalized                              Capitalized
                                        Initial     Subsequent to                Initial     Subsequent to                Personal
    Facility Type              State   Investment    Acquisition    Total       Investment    Acquisition      Total      Property
----------------------------------------------------------------------------------------------------------------------------------
                                 CO       901,650            0      901,650     11,411,187       104,788     11,515,975          0
                                 CO       332,149            0      332,149      7,389,813        37,633      7,427,446          0
                                 FL     1,349,775            0    1,349,775      8,855,920             0      8,855,920          0
                                 IN        96,059            0       96,059      3,511,749             0      3,511,749     32,332
                                 KS     1,013,423            0    1,013,423      6,477,785       101,455      6,579,238          0
                                 MI        40,463            0       40,463      3,467,687             0      3,467,687     32,345
                                 MI         6,984            0        6,984      3,241,786             0      3,241,786     35,415
                                 MI        62,326            0       62,326      1,187,348     1,844,691      3,032,039     48,791
                                 MI        52,468            0       52,468        963,336             0        963,336     33,548
                                 MI        30,855            0       30,855      1,633,306             0      1,633,306     32,886
                                 NC       417,527            0      417,527      5,758,338             0      5,758,338          0
                                 OK       120,000            0      120,000        486,100             0        486,100          0
                                 PA        27,150            0       27,150      2,909,805             0      2,909,805          0
                                 PA       146,314            0      146,314      4,864,697             0      4,864,697          0
                                 PA       266,993       38,819      305,812     12,363,378             0     12,363,378          0
                                 TN        82,945            0       82,945      4,963,209             0      4,963,209          0
                                 TN       145,402            0      145,402      3,143,801             0      3,143,801          0
                                 TX       605,036            0      605,036      8,772,078        67,901      8,839,979          0
                                 TX     1,190,364            0    1,190,364      8,738,144        91,995      8,830,139          0
                                 VA       261,490            0      261,490      6,691,308             0      6,691,308          0
                                 VA       487,092            0      487,092      2,971,672             0      2,971,672          0
                                 VA        94,135            0       94,135      4,639,775             0      4,639,775          0
                                 VA        82,244            0       82,244      3,125,431             0      3,125,431          0
                                 VA       134,817            0      134,817      5,161,220             0      5,161,220          0
                                    ----------------------------------------------------------------------------------------------
     Skilled Nursing Facilities        11,227,685       38,819   11,266,504    141,154,976     2,334,209    143,489,185    215,317
                                    ----------------------------------------------------------------------------------------------

Other
                                 AL       180,633            0      180,633      8,601,151             0      8,601,151      8,028
                                 AR       478,532      169,031      647,563      2,341,333             0      2,341,333          0
                                 AZ       582,249            0      582,249      2,951,291             0      2,951,291          0
                                 FL             0            0            0      1,417,039             0      1,417,039          0
                                 FL       833,869       77,117      910,986      2,425,921             0      2,425,921          0
                                 MI     4,404,681            0    4,404,681      9,153,477             0      9,153,477          0
                                 MO     1,810,263      229,955    2,040,218      8,856,615             0      8,856,615          0
                                 MS       537,660            0      537,660      3,723,087             0      3,723,087     29,660
                                 PA             0            0            0      3,355,172             0      3,355,172          0
                                 TX       356,212      150,063      506,275      5,385,641             0      5,385,641          0
                                 TX       992,738        2,318      995,056      6,865,237       299,403      7,164,640    441,689
                                 TX       166,123            0      166,123      1,810,249             0      1,810,249          0
                                 VA        43,126            0       43,126        839,285             0        839,285     43,611
                                 VA        64,347            0       64,347        867,590             0        867,590     83,179
                                 VA     1,066,739            0    1,066,739      5,665,960       150,239      5,816,198      2,420
                                 VA       752,629            0      752,629      4,367,295         1,575      4,368,870          0
                                 VA             0       65,319       65,319      2,053,914             0      2,053,914          0
                                 VA       392,402            0      392,402     12,368,309             0     12,368,309          0
                                    ----------------------------------------------------------------------------------------------
     Other                             12,662,203      693,803   13,356,006     83,048,566       451,217     83,499,782    608,587
                                    ----------------------------------------------------------------------------------------------
     Total Real Estate                147,552,984    3,037,820  150,590,804  1,229,081,732    14,305,873  1,243,387,605  1,598,466
                                    ----------------------------------------------------------------------------------------------
     Corporate Property                         0            0            0          2,165             0          2,165  3,566,607

     Total Property                   147,552,984    3,037,820  150,590,804  1,229,083,897    14,305,873  1,243,389,770  5,165,073
                                    ----------------------------------------------------------------------------------------------


                                                         (1)
                                         Total          Accum.                      Date        Dated
    Facility Type              State     Assets      Depreciation  Encumbrances   Acquired   Constructed
----------------------------------------------------------------------------------------------------------
                                 CO     12,417,625      528,149                     1997          1998
                                 CO      7,759,595      502,462                     1996          1998
                                 FL     10,205,696      765,489                     1995          1996
                                 IN      3,640,140      759,358                     1993          1987
                                 KS      7,592,661      508,035                     1996          1997
                                 MI      3,540,494      750,228                     1993          1968
                                 MI      3,284,185      706,155                     1993       1971,1977
                                 MI      3,143,156      449,229                     1993          1968
                                 MI      1,049,352      231,223                     1993          1967
                                 MI      1,697,047      369,752                     1993       1964,1974
                                 NC      6,175,865      213,211              (4)    1998          1991
                                 OK        606,100        5,079                     1999          1974
                                 PA      2,936,955      107,740                     1998          1992
                                 PA      5,011,011      180,123                     1998          1995
                                 PA     12,669,190      460,204                     1998          1976
                                 TN      5,046,153      328,760                     1997          1981
                                 TN      3,289,203      208,243                     1997          1991
                                 TX      9,445,015      705,131                     1995          1996
                                 TX     10,020,503      635,042                     1995          1997
                                 VA      6,952,798      247,756    16,204,372(4)    1998       1971, 1977
                                 VA      3,458,764      110,031              (4)    1998          1966
                                 VA      4,733,910      171,795              (4)    1998          1991
                                 VA      3,207,675      115,724              (4)    1998          1991
                                 VA      5,296,037      191,057              (4)    1998          1989
                                    -------------------------------------------
     Skilled Nursing Facilities        154,971,004   11,630,726    16,204,372
                                    -------------------------------------------

Other
                                 AL      8,789,812    1,793,778                     1993       1906,1986
                                 AR      2,988,896       97,066                     1998          1991
                                 AZ      3,533,540       95,742                     1998          1999
                                 FL      1,417,039       52,342                     1998          1998
                                 FL      3,336,907       94,315                     1998       1960, 1986
                                 MI     13,558,158      342,180                     1998          1983
                                 MO     10,896,833      342,839                     1998       1966, 1975
                                 MS      4,290,408      618,210                     1993       1986,1991
                                 PA      3,355,172            0                     1999     under const.(3)
                                 TX      5,891,916      211,153                     1998          1983
                                 TX      8,601,385    1,454,091                     1993          1993
                                 TX      1,976,372      248,256                     1994          1994
                                 VA        926,023      214,805                     1993          1988
                                 VA      1,015,117      257,428                     1993          1989
                                 VA      6,885,358      465,412                     1996          1995
                                 VA      5,121,498      354,720                     1996          1990
                                 VA      2,119,233       79,863                     1998          1993
                                 VA     12,760,711      458,689                     1998     late 1950's, 1970
                                    -------------------------------------------
     Other                              97,464,378    7,180,889             0
                                    -------------------------------------------
     Total Real Estate               1,395,576,875   82,276,602    59,774,442
                                    -------------------------------------------
     Corporate Property                  3,568,772    1,719,200             0

     Total Property                  1,399,145,647   83,995,802    59,774,442
                                    -------------------------------------------

(1)      Depreciation is provided on buildings and improvements over 31.5 or
         39.0 years and personal property over 3.0 to 7.0 years.

(2) Consists of three buildings, with one building being an MOB that is under construction as of 12/31/99.

(3)      Development at 12/31/99.

(4) All 6 of the properties are encumbered by one mortgage with a 12/31/99 balance of $16,204,372.

(5) Total assets at 12/31/99 have an estimated aggregate total cost of $1,245,602,980.38 for Federal Income Tax purposes.

(6) Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 1999, 1998 and 1997:

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AT DECEMBER 31, 1999

                               Year to Date Ending 12/31/99     Year to Date Ending 12/31/98     Year to Date Ending 12/31/97
                              ------------------------------    -----------------------------    ---------------------------
                                    Total       Accumulated          Total       Accumulated         Total      Accumulated
                                   Property     Depreciation        Property     Depreciation      Property     Depreciation
                              ------------------------------    -----------------------------    ---------------------------
Beginning Balance                1,387,554,751   50,116,154         505,698,610   34,718,380       439,177,928   23,143,511
Retirements/dispositions:
     Real Estate                   (46,839,974)  (4,027,489)        (11,410,200)    (423,339)          (71,148)     (32,343)
     Corporate Property                      0            0                   0            0                 0            0
Additions during the period:
     Real Estate                    24,633,438   37,686,289         847,262,872   15,507,502        59,822,598   11,035,703
     Corporate Property                286,651      220,848             119,603      313,611         1,467,143      571,509
     Construction in Progress       33,510,781            0          45,883,866            0         5,302,089            0
                              ------------------------------    -----------------------------    ---------------------------
Ending Balance                   1,399,145,647   83,995,802       1,387,554,751   50,116,154       505,698,610   34,718,380
                              ==============================    =============================    ===========================

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999
(dollars in thousands)

                                                                                           PERIODIC  ORIGINAL
                                                                    INTEREST     MATURITY   PAYMENT    FACE    CARRYING   BALLOON
     DESCRIPTION                                                      RATE         DATE      TERMS    AMOUNT   AMOUNT(9)  PAYMENT

INDIVIDUAL MORTGAGES IN EXCESS OF 3% OF THE TOTAL CARRYING AMOUNT:

     CONSTRUCTION LOANS:
                                                                              5 Years after
     One assisted living facility located in Illinois                10.00%      Conversion    (2)    $ 7,620   $ 7,769          (3)

     PERMANENT LOANS:

     Specialty hospital located in Arizona                            9.31%         11/1/04    (1)     17,800    17,993    16,409(4)
     Skilled nursing facility located in Maryland                    10.15%         2/15/02    (1)      8,800     8,921     8,498(6)
     Skilled nursing facility located in Michigan                    11.14%         2/15/07    (1)      9,600     9,592     8,463(6)
     Skilled nursing facility located in Tennessee                   10.09%        10/27/13   (10)     12,380    12,781    12,380(5)
     Ancillary hospital facility located in Florida                  10.25%         10/5/10    (1)      9,400     9,563     8,006(7)
     Acute care hospital located in California                       11.99%         8/10/09    (1)      8,000     7,974     6,979(8)

OTHER MORTGAGES:

     Twenty three skilled nursing facilities located in the            From            From
        states of Alabama, California, Florida, Massachusetts,        8.02%          Nov-01
        Maryland, Michigan, Ohio, Oklahoma, South Carolina,              to              to
        Tennessee, and Virginia; with face amounts ranging           13.00%          Aug-09                      62,557
        from $.350 to $6.3 million

     Forty nine assisted living facilities located in the states of
        Alabama, Arizona, California, Florida, Georgia, Iowa,
        Indiana, Mississippi, Montana, North Carolina, Nebraska,       From            From
        New Mexico, Ohio, Oregon, Pennsylvania, Tennessee,            8.23%          Oct-01
        Texas, and Washington; with face amounts                         to              to
        ranging from $ .350 to $6.8 million                          13.00%          Dec-09                      94,259

     One ancillary hospital facility located in Texas with
        an original face amount of $2.4 million                      11.50%          Feb-01                       2,560

     Three construction loans for assisted living facilities               Earlier of 11/00
        located in California, Mississippi, and Wyoming              10.00% or tenant lease                      19,490
                                                                              dates/5 Years
                                                                           after conversion
                                                                                                               --------
TOTAL MORTGAGE NOTES RECEIVABLE                                                                                $253,459
                                                                                                               ========


Notes:
(1) Paid in monthly installments of principal and interest. Principal payable in full at maturity date. Amortized over 300 months.
(2)      Interest only while in development. Then identical to (1).
(3) No prepayment penalty. Balloon payment amount is undeterminable until the final loan amount is known.
(4) No prepayment penalty until 4th year, then 3% penalty scaling down 1% annually.
(5) Prepayment penalty cannont be determined because future interest rate fluctuations are based on future Consumer Price Index.
(6) Yield Maintenance Amount is defined generally as % of the Principal Amount Being Prepaid x [(Present Value of the principal and Interest payments remaining to maturity at a discount rate) - (Principal Amount outstanding at the time of prepayment)].
(7) No prepayment until 5th anniversary, then 5% penalty scaling down 1% per year.
(8) No prepayment before December 2001, then 3% penalty until August 2002, then scales down 1% per year.
(9) Generally includes purchase accounting adjustment resulting from Capstone merger.
(10)     Interest only until maturity. Then principal is payable in full.

                                                           Years Ended December 31,
                                                       ------------------------------------
                                                         1999           1998          1997
                                                       ---------      ---------      ------
Balance at beginning of period                         $ 237,617      $   4,708      $   --
Additions during period:
        New or acquired mortgages                              0        221,929           0
        Commitments assumed in the Capstone merger        16,734              0           0
        Construction fundings                             21,804         19,864       4,488
        Other                                                407            121         220
                                                       ---------      ---------      ------
                                                          38,945        241,914       4,708
Deductions during period:
        Collections of principal                          (1,931)          (164)          0
        Cost of mortgages sold                           (20,249)        (8,646)          0
        Amortization of premium                             (923)          (195)          0
                                                       ---------      ---------      ------
                                                         (23,103)        (9,005)          0
                                                       ---------      ---------      ------
Balance at end of period                               $ 253,459      $ 237,617      $4,708
                                                       =========      =========      ======