Form 10-Q
period 2000-03-31
HEALTHCARE REALTY TRUST INC
filed 2000-05-15
CIK 899749

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                ----------  ----------
                         COMMISSION FILE NUMBER: 1-11852
                            ------------------------

                      HEALTHCARE REALTY TRUST INCORPORATED
             (Exact name of Registrant as specified in its charter)

           MARYLAND                                            62 - 1507028
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

                              Yes   [X]   No  [ ]

  As of April 30, 2000, 40,123,071 shares of the Registrant's Common Stock and 3,000,000 shares of the Registrant's Series A Voting Cumulative Preferred Stock
                               were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

                                    FORM 10-Q

                                 MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                                 Page
Part I - Financial Information

         Item 1. Financial Statements
                 Condensed Consolidated Balance Sheets                                             1
                 Condensed Consolidated Statements of Income                                       2
                 Condensed Consolidated Statements of Cash Flows                                   3
                 Notes to Condensed Consolidated Financial Statements                              4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                        12

Part II - Other Information

          Item 1. Legal Proceedings                                                               18

          Item 6. Exhibits and Reports on Form 8-K                                                18

Signature                                                                                         19

ITEM 1.

                      HEALTHCARE REALTY TRUST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                           (Unaudited)              (1)
                                                                          MARCH 31, 2000       DEC. 31, 1999
                                                                          --------------       --------------
ASSETS

Real estate properties:
      Land                                                                $      150,516       $      150,591
      Buildings and improvements                                               1,235,891            1,223,387
      Personal property                                                            5,365                5,165
      Construction in progress                                                    13,642               20,003
                                                                          --------------       --------------
                                                                               1,405,414            1,399,146
      Less accumulated depreciation                                              (93,374)             (83,996)
                                                                          --------------       --------------
                Total real estate properties, net                              1,312,040            1,315,150

Cash and cash equivalents                                                          4,183                3,396

Restricted cash                                                                    1,005                  990

Mortgage notes receivable                                                        254,176              253,459

Other assets, net                                                                 37,833               34,969
                                                                          --------------       --------------

Total assets                                                              $    1,609,237       $    1,607,964
                                                                          ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes and bonds payable                                                    570,319              563,884

      Accounts payable and accrued liabilities                                    14,750               17,658

      Other liabilities                                                            8,984                8,519
                                                                          --------------       --------------

Total liabilities                                                                594,053              590,061
                                                                          --------------       --------------

Commitments                                                                            0                    0

Stockholders' equity:

      Preferred stock, $.01 par value; 50,000,000 shares authorized;
                issued and outstanding, 2000 and 1999 - 3,000,000                     30                   30

      Common stock, $.01 par value;  150,000,000 shares authorized;
                issued and outstanding, 2000 - 40,123,071;
                1999 - 40,004,579                                                    401                  400

      Additional paid-in capital                                               1,056,253            1,054,405

      Deferred compensation                                                      (10,807)              (9,509)

      Cumulative net income                                                      235,826              215,373

      Cumulative dividends                                                      (266,519)            (242,796)
                                                                          --------------       --------------

Total stockholders' equity                                                     1,015,184            1,017,903
                                                                          --------------       --------------

Total liabilities and stockholders' equity                                $    1,609,237       $    1,607,964
                                                                          ==============       ==============

(1) The balance sheet at Dec. 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.)

                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                     2000             1999
                                                                  -----------      -----------
REVENUES:
      Master lease rental income                                  $    24,017      $    23,097
      Property operating income                                        15,178           13,505
      Straight line rent                                                1,470            1,568
      Mortgage interest income                                          6,353            6,112
      Management fees                                                     732              629
      Interest and other income                                           509              237
                                                                  -----------      -----------
                                                                       48,259           45,148
                                                                  -----------      -----------

EXPENSES:
      General and administrative                                        2,154            1,826
      Property operating expenses                                       5,464            4,873
      Interest                                                         10,526            9,239
      Depreciation                                                      9,545           10,096
      Amortization                                                        117              121
                                                                  -----------      -----------
                                                                       27,806           26,155
                                                                  -----------      -----------

NET INCOME BEFORE NET GAIN ON SALE OF REAL ESTATE PROPERTIES      $    20,453      $    18,993

NET GAIN ON SALE OF REAL ESTATE PROPERTIES                                  0            1,749
                                                                  -----------      -----------

NET INCOME                                                        $    20,453      $    20,742
                                                                  ===========      ===========

NET INCOME PER COMMON SHARE - BASIC                               $      0.48      $      0.49
                                                                  ===========      ===========

NET INCOME PER COMMON SHARE - DILUTED                             $      0.47      $      0.48
                                                                  ===========      ===========

COMMON SHARES OUTSTANDING - BASIC                                  39,439,719       39,270,747
                                                                  ===========      ===========

COMMON SHARES OUTSTANDING - DILUTED                                40,114,946       39,777,543
                                                                  ===========      ===========

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD           $     0.550      $     0.530
                                                                  ===========      ===========




 (The accompanying notes, together with the Notes to the Consolidated Financial
  Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.)

                      HEALTHCARE REALTY TRUST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                2000           1999
                                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $ 20,453       $ 20,742
       Adjustments to reconcile net income to cash provided by operating activities:
            Depreciation and amortization                                        9,928         10,941
            Deferred compensation                                                  308            296
            Increase (decrease) in other liabilities                               450         (1,984)
            Increase in other assets                                            (1,828)        (7,995)
            Decrease in accounts payable and accrued liabilities                (2,908)        (4,835)
            Increase in straight line rent                                      (1,471)        (1,568)
            Gain on sale of real estate                                             (0)        (1,749)
                                                                              --------       --------
       Net cash provided by operating activities                                24,932         13,848
                                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition and development of real estate properties                    (7,303)       (12,737)
       Acquisition and development of mortgages                                   (717)        (6,527)
       Proceeds from sale of real estate                                         1,035          8,090
                                                                              --------       --------
       Net cash used in investing activities                                    (6,985)       (11,174)
                                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on notes and bonds payable                                    15,500         27,000
       Repayments on notes and bonds payable                                    (9,180)        (8,372)
       Dividends paid                                                          (23,723)       (22,752)
       Proceeds from issuance of common stock                                      243            295
                                                                              --------       --------
       Net cash used in financing activities                                   (17,160)        (3,829)
                                                                              --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   787         (1,155)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   3,396         12,710
                                                                              --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  4,183       $ 11,555
                                                                              ========       ========


 (The accompanying notes, together with the Notes to the Consolidated Financial
  Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.)

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                   (UNAUDITED)





NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Healthcare Realty Trust Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The results of operations for the three-month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         Certain reclassifications have been made for the period January 1, 1999 through March 31, 1999 to conform to the 2000 presentation. These reclassifications had no effect on the results of operations as previously reported.

NOTE 2.  ORGANIZATION

         The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. As of March 31, 2000, the Company had invested or committed to invest in 286 properties (the "Properties") located in 34 states, which are supported by 70 healthcare-related entities. The Properties include:

                                                           NUMBER OF       (IN THOUSANDS)
                                                           PROPERTIES         INVESTMENT
                                                           ----------      --------------
          Ancillary hospital facilities                         64         $      503,147
          Physician clinics                                     37                176,798
          Skilled nursing facilities                            57                269,784
          Comprehensive ambulatory care centers                 13                125,217
          Assisted living facilities                            83                318,097
          Inpatient rehabilitation facilities                    9                154,588
          Other outpatient facilities                           18                 59,499
          Other inpatient facilities                             5                 52,460
                                                               ---          -------------
                                                               286          $   1,659,590
                                                               ===          =============


NOTE 3.  FUNDS FROM OPERATIONS (UNAUDITED)

         The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") adopted, effective January 1, 2000, a new definition of funds from operations as described in the NAREIT White Paper issued October 1999. Funds from operations as defined by the NAREIT 1999 White Paper, means net income before net gains on sales of real estate properties (computed in accordance with generally accepted accounting principles) plus depreciation from real estate assets. The Company calculates its funds from operations ("FFO") using a modified version of the NAREIT's October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of FFO requires the inclusion of straight-line rental revenue in FFO.

         The Company considers FFO to be an informative measure of the performance of an equity real estate investment trust ("REIT") and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended March 31, 2000 and 1999, was $26.7 million, basic and diluted, or $0.68 per basic common share ($0.67 per diluted common share) and $25.7 million, or $0.66 per basic common share ($0.65 per diluted common share), respectively.

                            FUNDS FROM OPERATIONS (1)

                  (Dollars in thousands, except per share data)



                                                            Three Months Ended March 31,
                                                          -------------------------------
                                                              2000               1999
                                                          ------------       ------------
Income before gain on sale of real estate properties      $     20,453       $     18,993

       Elimination of rental revenues
         recognized on a straight-line basis(2)                 (1,470)            (1,568)

       Preferred Stock Dividend                                 (1,664)            (1,662)

       Real Estate Depreciation                                  9,404              9,967
                                                          ------------       ------------

       Total Adjustments                                         6,270              6,737
                                                          ------------       ------------

Funds From Operations-Basic                               $     26,723       $     25,730
                                                          ============       ============

       Convertible Subordinated Deb. Interest(3)                     0                  0
                                                          ------------       ------------

Funds From Operations - Diluted                           $     26,723       $     25,730
                                                          ============       ============

Funds From Operations Per Common Share - Basic            $       0.68       $       0.66
                                                          ============       ============

Funds From Operations Per Common Share - Diluted          $       0.67       $       0.65
                                                          ============       ============

Common Shares Outstanding - Basic                           39,439,719         39,270,747
                                                          ============       ============

Common Shares Outstanding - Diluted                         40,114,946         39,777,543
                                                          ============       ============


(1) Funds From Operations ("FFO") does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

         Management believes the Company's FFO is not directly comparable to other Healthcare REIT's, which own a portfolio of triple net leased properties or mortgages, as the Company develops projects through a development and lease-up phase before they reach their targeted cash flow returns. Furthermore, the Company eliminates, in consolidation, fee income for developing, leasing and managing owned properties and expenses or capitalizes, as the case may be, related internal costs.

(2) The Company calculates its FFO using a modified version of the National Association of Real Estate Investment Trust's ("NAREIT") October 1999 definition of FFO. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of FFO requires the inclusion of straight-line rental revenue in FFO. If the Company had followed the NAREIT definition of FFO, as other Healthcare REIT's do, FFO on a diluted basis would have been $0.70 per common share for the quarter.

(3) The Convertible Subordinated Debentures were antidilutive and, therefore, were excluded from the diluted FFO calculation.

NOTE 4.  NOTES AND BONDS PAYABLE

         Notes and bonds payable at March 31, 2000 consisted of the following (dollars in thousands):

         Unsecured credit facility                                    $260,000
         Term loan facility                                            112,800
         Unsecured notes                                                54,000
         6.55% Convertible subordinated debentures, net                 73,998
         10.5% Convertible subordinated debentures, net                  3,527
         Mortgage notes payable                                         59,577
         Other notes payable                                             6,417
                                                                      --------
                                                                      $570,319
                                                                      ========


Unsecured Credit Facility

         In 1998, the Company entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. The Unsecured Credit Facility bears interest at LIBOR rates plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company pays, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At March 31, 2000, the Company had an available borrowing capacity of $5.0 million under the Unsecured Credit Facility.

Term Loan Facility

         In 1998, the Company entered into a $200.0 million unsecured term loan (the "Term Loan Facility") with Bank of America (formerly NationsBank). Effective April 13, 2000, the Company amended its Term Loan Facility agreement with Bank of America. The Term Loan Facility, as amended, bears interest at LIBOR plus 2.50%, payable quarterly, and matures on May 30, 2000. The Term Loan Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements, as well as restrictions on dividend payments if minimum tangible capital requirements are not met. At March 31, 2000, the Company had no additional available borrowing capacity under the Term Loan Facility. On April 7, 2000, $69.6 million of the Term Loan Facility was repaid, leaving a balance of $43.0 million, with proceeds received from the issuance of $70.0 million of senior notes maturing in 2006 (See Note 9).

Unsecured Notes

         In 1995, the Company privately placed $90.0 million of unsecured notes (the "Unsecured Notes") with 16 institutions. The Unsecured Notes bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. Each September 1, beginning in 1998, the Company must repay $18.0 million of the principal. The note agreements pursuant to which the Unsecured Notes were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements.

         On April 7, 2000, the Company privately placed $70.0 million of senior notes with multiple purchasers affiliated with two lending institutions. The senior notes bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. Each April 1, beginning in 2004, the Company must repay one-third, or approximately $23.3 million, of the principal. The note agreements pursuant to which the senior notes were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements.

Convertible Subordinated Debentures

         In 1998, the Company assumed in an acquisition and recorded at fair value $74.7 million aggregate face amount of 6.55% Convertible Subordinated Debentures (the "6.55% Debentures"). At March 31, 2000, the Company had approximately $74.0 million aggregate principal amount of 6.55% Debentures outstanding with a face amount of $74.7 million and unaccreted discount of $0.7 million. Such rate of interest and accretion of discount represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 6.55% Debentures are due on March 14, 2002, unless redeemed earlier by the Company or converted by the holder, and are callable on March 16, 2000. Interest on the 6.55% Debentures is payable on March 14 and September 14 in each year. The 6.55% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 33.6251 shares per $1 thousand bond.

         In 1998, the Company assumed in an acquisition and recorded at fair value $3.75 million aggregate face amount of 10.5% Convertible Subordinated Debentures (the "10.5% Debentures"). At March 31, 2000, the Company had approximately $3.5 million aggregate principal amount of 10.5% Debentures outstanding with a face amount of $3.4 million and unamortized premium of $0.1 million. Such rate of interest and amortization of premium represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 10.5% Debentures are due on April 1, 2002, unless redeemed earlier by the Company or converted by the holder, and are callable on April 5, 2000. Interest on the 10.5% Debentures is payable on April 1 and October 1 in each year. The 10.5% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 52.8248 shares per $1 thousand bond.

Mortgage Notes

         In 1998, the Company assumed in an acquisition nonrecourse mortgage notes payable, and the related collateral, as follows (dollars in millions):

                                                                                Book Value       Balance at
                     Original   Interest                                     Of Collateral at     March 31,
     Mortgagor        Balance     Rate               Collateral               March 31, 2000        2000
------------------   ---------  --------  --------------------------------   ----------------    ----------
Life Insurance Co.   $    23.3    8.500%  Ancillary hospital facility        $           42.8    $     22.6
Life Insurance Co.         4.7    7.625%  Ancillary hospital facility                    10.7           4.3
Life Insurance Co.        17.1    8.125%  Two ambulatory  surgery  centers               37.1          16.5
                                          & one ancillary hospital
                                          facility
Bank                      17.0    9.250%  Six skilled nursing facilities                 29.8          16.2
                     ---------                                               ----------------    ----------
                     $    62.1                                               $          120.4    $     59.6
                     =========                                               ================    ==========


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

NOTE 5.  COMMITMENTS

         As of March 31, 2000, the Company had a net investment of approximately $13.6 million in four build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $32.1 million. The Company also has 2 mortgages under development at March 31, 2000, which have a total remaining funding commitment of approximately $0.2 million. Further, the Company has commitments to purchase or provide funding for the construction of other properties totalling $12.4 million at March 31, 2000.

         As part of the merger with Capstone Capital Corporation ("Capstone") in 1998, agreements were entered into with three individuals affiliated with Capstone that restrict competitive practices and that the Company believes will protect and enhance the value of the real estate properties acquired from Capstone. These agreements provide for the issuance of 150,000 shares of common stock of the Company to the individuals on October 15 of the years 1999, 2000, 2001 and 2002, provided all terms of the agreements are met. Upon issuance, these shares are valued at $28.0714 per share. The Company issued 150,000 shares during 1999 pursuant to these agreements.

NOTE 6.  ASSET DISPOSITION

         During the first quarter of 2000 the Company sold two parcels of land, adjacent to owned and operating properties in Missouri and Florida, for net proceeds totaling $1.0 million. These proceeds were applied to the partial repayment of the Term Loan Facility.

NOTE 7. CONTINGENCIES

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

NOTE 8.  NET INCOME PER SHARE

         The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three months ended March 31, 2000 and 1999.

                                              THREE MONTHS ENDED MARCH 31,
                                            -------------------------------
                                               2000                1999
                                            ------------       ------------
BASIC EPS
     Average Shares Outstanding               40,047,184         39,800,690
           Actual Restricted
           Stock Shares                         (607,465)          (529,943)
                                            ------------       ------------
     Denominator - Basic                      39,439,719         39,270,747
                                            ============       ============
     Net Income                             $ 20,452,874       $ 20,742,237
           Preferred Stock Dividend           (1,664,070)        (1,661,818)
                                            ------------       ------------
     Numerator - Basic                      $ 18,788,804       $ 19,080,419
                                            ============       ============
     Per Share Amount                       $       0.48       $       0.49
                                            ============       ============

DILUTED EPS
     Average Shares Outstanding               40,047,184         39,800,690
          Actual Restricted
           Stock Shares                         (607,465)          (529,943)
          Restricted Shares - Treasury           644,366            498,822
          Dilution for Convertible
            Debentures(1)                              0                  0
          Dilution for Employee Stock
            Purchase Plan                         30,861              7,974
     Denominator - Diluted                    40,114,946         39,777,543
                                            ============       ============
     Numerator - Basic                      $ 18,788,804       $ 19,080,419
        Convertible Subordinated
           Debenture Interest(1)                       0                  0
                                            ------------       ------------
     Numerator - Diluted                    $ 18,788,804       $ 19,080,419
                                            ============       ============
     Per Share Amount                       $       0.47       $       0.48
                                            ============       ============

(1) The Convertible Subordinated Debenture were anti-dilutive and were, therefore, excluded from the diluted calculation.

NOTE 9.  SUBSEQUENT EVENTS

         On April 7, 2000, the Company privately placed $70.0 million of senior notes with multiple purchasers affiliated with two lending institutions. The senior notes bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. Each April 1, beginning in 2004, the Company must repay one-third, or approximately $23.3 million, of the principal. The note agreements pursuant to which the senior notes were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements. (see Exhibit 10.1)

         On April 13, 2000, the Company amended its Term Loan Credit Agreement to extend its maturity date to May 30, 2000. (See Exhibit 10.2)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

First Quarter 2000 Compared to First Quarter 1999

         For the three months ended March 31, 2000, net income was $20.5 million, or $0.48 per basic common share ($0.47 per diluted common share), on total revenues of $48.3 million compared to net income of $20.7 million, or $0.49 per basic common share ($0.48 per diluted common share), on total revenues of $45.1 million, for the three months ended March 31, 1999. Funds from operations ("FFO") was $26.7 million, or $0.68 per basic common share ($0.67 per diluted common share), for the three months ended March 31, 2000 compared to $25.7 million, or $0.66 per basic common share ($0.65 per diluted common share), in 1999.

                                                                                 (Unaudited)
                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------
                                                                          2000                 1999
                                                                        ---------            ---------
                                                                                (in thousands)
REVENUES:
      Master lease rental income                                        $  24,017            $  23,097
      Property operating income                                            15,178               13,505
      Straight line rent                                                    1,470                1,568
      Mortgage interest income                                              6,353                6,112
      Management fees                                                         732                  629
      Interest and other income                                               509                  237
                                                                        ---------            ---------
                                                                           48,259               45,148
                                                                        ---------            ---------

EXPENSES:
      General and administrative                                            2,154                1,826
      Property operating expenses                                           5,464                4,873
      Interest                                                             10,526                9,239
      Depreciation                                                          9,545               10,096
      Amortization                                                            117                  121
                                                                        ---------            ---------
                                                                           27,806               26,155
                                                                        ---------            ---------

NET INCOME BEFORE NET GAIN ON SALE OF REAL ESTATE PROPERTIES            $  20,453            $  18,993

NET GAIN ON SALE OF REAL ESTATE PROPERTIES                                      0                1,749
                                                                        ---------            ---------

NET INCOME                                                              $  20,453            $  20,742
                                                                        =========            =========

         Total revenues for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, increased $3.1 million or 6.9%.

         Master lease rent and property operating income increased $2.6 million or 7.1%. During 1999 through the three months ending March 31, 2000, the Company acquired two revenue producing properties, and 12 properties under construction were completed and began operations.

         Mortgage interest income increased $0.2 million or 3.9% for 2000 compared to 1999 due to commitments assumed in the Capstone merger, partially offset by decreases due to the repayment of 7 mortgages in 1999.

         Third party management fees for the three months ended March 31, 2000 compared to 1999 increased $0.1 million or 16.4% due mainly to an increase in the number of properties managed for third parties and an increase in the square footage in asset managed properties in Florida.

         Interest and other income increased $0.3 million or 114.8% from the three months ended March 31, 1999 to the same period in 2000 due mainly to inspection fees on many of the properties and mortgages.

         Total expenses for the three months ended March 31, 2000 were $27.8 million compared to $26.2 million for the same period in 1999, an increase of $1.7 million or 6.3%.

         General and administrative expenses increased $0.3 million or 18.0% for the three months ended March 31, 2000 compared to 1999 due mainly to an increase in the number of employees for property management, development, and other service-based activities as well as merit increases that occurred in March of the first quarter of each year.

         Property operating expenses for the three months ended March 31, 2000 compared to 1999 increased for the same reasons property operating income increased, as discussed above.

         Interest expense for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, increased $1.3 million or 13.9% due primarily to an increase in interest expense on the unsecured credit facility and term loan facility of approximately $1.4 million. The combined weighted average balances and interest rates of these credit facilities increased approximately $16.4 million and 1.4%, respectively, for the quarter ended March 31, 2000 compared to the same period in 1999. The Company also recognized $0.1 million in interest expense during the three months ended March 31, 2000 related to a note payable obligation originating in the third quarter of 1999, and capitalized interest decreased $0.2 million due to less in construction in progress in 2000 compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In 1998, at the time of the Company's merger with Capstone Capital Corporation ("Capstone"), the Company repaid the outstanding balances under both Capstone's and the Company's own unsecured credit facilities and entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. The Unsecured Credit Facility bears interest at LIBOR plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company pays, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. At May 8, 2000, the Company had available borrowing capacity of $20.0 million under the Unsecured Credit Facility.

         At the time of the Capstone merger, the Company entered into a $200.0 million unsecured term loan (the "Term Loan Facility") with Bank of America (formerly NationsBank). The Term Loan Facility, as amended in April 2000, bears interest at LIBOR plus 2.50%, payable quarterly, and matures on May 30, 2000. Since the Capstone merger, the Company has received net proceeds from the sale of assets, from mortgage repayments and from a $70.0 million senior note due 2006 entered into with multiple purchasers affiliated with two lending institutions (as described below) reducing the unpaid balance of the Term Loan Facility from $200.0 million to $43.0 million. The Term Loan Facility maturity date has been extended from April 14, 2000 to May 30, 2000. If the Term Loan Facility is not repaid by May 30, 2000, the Company may be required to extend the maturity date or refinance any unpaid balance which may result in higher interest costs.

         In 1995, the Company privately placed $90.0 million of unsecured notes (the "Unsecured Notes") bearing interest at 7.41%, payable semi-annually ($3.6 million will be paid during 2000), and mature on September 1, 2002. The Company must repay $18.0 million of principal annually. At March 31, 2000, $54.0 million was outstanding under the Unsecured Notes.

         On April 7, 2000, the Company privately placed $70.0 million of senior notes with multiple purchasers affiliated with two lending institutions. The senior notes bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. Each April 1, beginning in 2004, the Company must repay one-third, or approximately $23.3 million, of the principal.

         The Company assumed in the Capstone merger 10.5% Convertible Subordinated Debentures and 6.55% Convertible Subordinated Debentures having an aggregate principal balance of $78.1 million. In 2000, the Company will incur approximately $5.3 million of interest on these subordinated debentures.

         The Company assumed in the Capstone merger six mortgage notes payable having an aggregate principal balance of $59.6 million at March 31, 2000. One mortgage note payable with a March 31, 2000 balance of $16.2 million will mature in June 2000.

         As of March 31, 2000, the Company can issue an aggregate of $100.0 million of securities remaining under currently effective registration statement. Due to the current market price of the Company's stock, the Company does not presently plan to offer stock under its registration statement. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

         During the first quarter of 2000, the Company sold two non-operating parcels of land adjacent to operating properties owned by the Company for net proceeds totaling $1.0 million. The proceeds were applied to the partial repayment of the Term Loan Facility.

         As of March 31, 2000, the Company had an investment of approximately $13.6 million in four build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $32.1 million. The Company also had 2 mortgages under development at March 31, 2000, which have a total remaining funding commitment of approximately $0.2 million. Further, the Company has commitments to purchase or provide funding for the construction of other properties totalling $12.4 million at March 31, 2000. The Company intends to fund these commitments with funds available from operations and proceeds from the Unsecured Credit Facility.

         At March 31, 2000, the Company had stockholders' equity in excess of $1.0 billion. The debt to total capitalization ratio was approximately .360 to 1 at March 31, 2000.

         On January 25, 2000, the Company declared an increase in its quarterly common stock dividend from $0.545 per share ($2.18 annualized) to $0.550 per share ($2.20 annualized) payable to stockholders of record on February 4, 2000. This dividend was paid on February 16, 2000. In April 2000, the Company announced payment of a common stock dividend of $0.555 per share ($2.22 annualized) to holders of record of common shares on May 5, 2000. This dividend is payable on May 17, 2000 and relates to the period January 1, 2000 through March 31, 2000. The Company presently plans to continue to pay its common stock dividends in a manner consistent with its current practice. Should access to new capital not be available, the Company is uncertain of its ability to increase its quarterly common stock dividend beyond 2000.

         During 2000, the Company expects to pay quarterly dividends on its 8 7/8% Series A Voting Cumulative Preferred Stock in the annualized amount of $2.22 per share.

         Under the terms of the leases and other financial support agreements relating to most of the properties, tenants or healthcare providers are generally responsible for operating expenses and taxes relating to the properties. As a result of these arrangements, with limited exceptions not material to the performance of the Company, the Company does not believe that any increases in the property operating expenses or taxes would significantly impact the operating results of the Company during the respective terms of the agreements. The Company anticipates entering into similar arrangements with respect to additional properties it acquires or develops. After the term of the lease or financial support agreement, or in the event the financial obligations required by the agreement are not met, the Company anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company's cash available for distribution and liquidity may be adversely affected.

         The Company plans to continue to meet its liquidity needs, including funding additional investments in 2000, paying its quarterly dividends (with increases consistent with its current practices) and funding the debt service on the 10.50% Convertible Subordinated Debentures, the 6.55% Convertible Subordinated Debentures, mortgage notes payable, the Unsecured Credit Facility, and the Term Loan Facility, and the Unsecured Notes from its cash flows, the proceeds of mortgage loan repayments, sales of real estate investments, and mortgage notes receivable, and capital market financings. The Company continues negotiations for additional capital market financings, the proceeds of which would be used to repay the Term Loan Facility, the Unsecured Credit Facility and to fund other general corporate purposes. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company, however, cannot be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Impact of Inflation

         Inflation has not significantly affected the earnings of the Company because of the moderate inflation rate and the fact that most of the Company's leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing the gross revenue the Company is to receive under the terms of the leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 23 years, further reducing the risk of any adverse effects of inflation to the Company. The Unsecured Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the Unsecured Credit Facility will be influenced by changes in short-term rates, which tend to be sensitive to inflation.

Year 2000 Issue

         During 1999, the Company completed its remediation and testing of systems in connection with the Year 2000 issue. As a result of these efforts, the Company experienced no disruptions or malfunctions at any of its properties.

Market Risk

         The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes receivable. The Company has no market risk with respect to derivatives and foreign currency fluctuations. Management uses daily monitoring of market conditions and analytical techniques to manage this risk. The Company does not believe there have been significant changes in its market risk since December 31, 1999. For a more detailed discussion, see page 16 of Exhibit 13 "Annual Report to Shareholders" of the Company's Form 10-K for the fiscal year ended December 31, 1999.

Cautionary Language Regarding Forward Looking Statements

         Statements in this Form 10-Q that are not historical, factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of the Company and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms. In addition, the Company, through its senior management, from time to time makes forward looking oral and written public statements concerning the Company's expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect the Company's good faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. For a more detailed discussion of these, and other, factors see pages 25 through 29 of Item 1 of the Company's Form 10-K for the fiscal year ended December 31, 1999.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         (i) Exhibit 10.1. Note Purchase Agreement dated as of March 1, 2000 between the Company and the purchasers of $70 million Senior Notes due April 1, 2006

         (ii) Exhibit 10.2. Amendment No. 3 Term Loan Credit Agreement among the Company, Capstone Capital Corporation (now HR Acquisition I, Inc.) and Bank of America N.A. (formerly NationsBank)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEALTHCARE REALTY TRUST INCORPORATED


                                    By:  /s/ Timothy G. Wallace
                                       ---------------------------------------
                                         Timothy G. Wallace
                                         Executive Vice President, Finance
                                           and Chief Financial Officer



Date:  May 12, 2000