Form 10-Q
period 2000-06-30
HEALTHCARE REALTY TRUST INC
filed 2000-08-14
CIK 899749

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----                        EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ------                       EXCHANGE ACT OF 1934

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

                               Yes  [X]    No  [ ]

   As of July 1, 2000, 40,139,429 shares of the Registrant's Common Stock and
    3,000,000 shares of the Registrant's Series A Voting Cumulative Preferred
                             Stock were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

                                    FORM 10-Q

                                  JUNE 30, 2000

                                TABLE OF CONTENTS


Part I - Financial Information

         Item 1. Financial Statements                                       Page
                 Condensed Consolidated Balance Sheets                        1
                 Condensed Consolidated Statements of Income                  2
                 Condensed Consolidated Statements of Cash Flows              4
                 Notes to Condensed Consolidated Financial Statements         5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         14

Part II - Other Information

         Item 1. Legal Proceedings                                           21

         Item 6. Exhibits and Reports on Form 8-K                            21

Signature                                                                    22


ITEM 1.


                      HEALTHCARE REALTY TRUST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                              (Unaudited)
                                                             JUNE 30, 2000     DEC. 31, 1999
                                                             -------------     -------------

ASSETS

Real estate properties:
      Land                                                    $   152,035       $   150,591
      Buildings and improvements                                1,264,141         1,223,387
      Personal property                                             5,648             5,165
      Construction in progress                                     18,029            20,003
                                                              -----------       -----------
                                                                1,439,853         1,399,146
      Less accumulated depreciation                              (102,653)          (83,996)
                                                              -----------       -----------
                Total real estate properties, net               1,337,200         1,315,150

Cash and cash equivalents                                           1,923             3,396

Restricted cash                                                       577               990

Mortgage notes receivable                                         218,698           253,459

Other assets, net                                                  41,838            34,969
                                                              -----------       -----------

Total assets                                                  $ 1,600,236       $ 1,607,964
                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes and bonds payable                                     557,136           563,884

      Accounts payable and accrued liabilities                     19,536            17,658

      Other liabilities                                            10,508             8,519
                                                              -----------       -----------
 Total liabilities                                                587,180           590,061
                                                              -----------       -----------

Commitments                                                             0                 0

Stockholders' equity:

      Preferred stock, $.01 par value; 50,000,000 shares
         authorized; issued and outstanding, 2000 and
         1999 - 3,000,000                                              30                30

      Common stock, $.01 par value; 150,000,000 shares
         authorized; issued and outstanding, 2000 -
         40,138,081; 1999 - 40,004,579                                401               400

      Additional paid-in capital                                1,056,510         1,054,405

      Deferred compensation                                       (10,446)           (9,509)

      Cumulative net income                                       257,013           215,373

      Cumulative dividends                                       (290,452)         (242,796)
                                                              -----------       -----------

Total stockholders' equity                                      1,013,056         1,017,903
                                                              -----------       -----------

Total liabilities and stockholders' equity                    $ 1,600,236       $ 1,607,964
                                                              ===========       ===========




The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                       2000               1999
                                                   ------------       -----------
 REVENUES:
     Master lease rental income                    $     24,091       $    23,397
     Property operating income                           15,626            13,853
     Straight line rent                                   2,998             1,490
     Mortgage interest income                             6,139             6,547
     Management fees                                        738               694
     Interest and other income                              258               179
                                                   ------------       -----------
                                                         49,850            46,160
                                                   ------------       -----------

 EXPENSES:
     General and administrative                           1,845             1,971
     Property operating expenses                          5,759             5,008
     Interest                                            10,983             9,403
     Depreciation                                         9,649             9,501
     Amortization                                           116               118
                                                   ------------       -----------
                                                         28,352            26,001
                                                   ------------       -----------

 NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF
     REAL ESTATE PROPERTIES                              21,498            20,159

 NET GAIN (LOSS) ON SALE OF REAL ESTATE
     PROPERTIES                                            (311)              433
                                                   ------------       -----------

 NET INCOME                                        $     21,187       $    20,592
                                                   ============       ===========

 NET INCOME PER COMMON SHARE - BASIC               $       0.49       $      0.48
                                                   ============       ===========

 NET INCOME PER COMMON SHARE - DILUTED             $       0.49       $      0.48
                                                   ============       ===========

 COMMON SHARES OUTSTANDING - BASIC                   39,526,317        39,287,496
                                                   ============       ===========

 COMMON SHARES OUTSTANDING - DILUTED                 40,168,158        39,956,471
                                                   ============       ===========

 DIVIDENDS DECLARED, PER COMMON SHARE, DURING
      THE PERIOD                                   $      0.555       $     0.535
                                                   ============       ===========




The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                       2000               1999
                                                   ------------       -----------

 REVENUES:
     Master lease rental income                    $     48,108       $    46,494
     Property operating income                           30,804            27,357
     Straight line rent                                   4,468             3,058
     Mortgage interest income                            12,492            12,659
     Management fees                                      1,470             1,324
     Interest and other income                              767               416
                                                   ------------       -----------
                                                         98,109            91,308
                                                   ------------       -----------

 EXPENSES:
     General and administrative                           3,999             3,796
     Property operating expenses                         11,223             9,881
     Interest                                            21,509            18,643
     Depreciation                                        19,194            19,597
     Amortization                                           233               239
                                                   ------------       -----------
                                                         56,158            52,156
                                                   ------------       -----------
 NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF
     REAL ESTATE PROPERTIES                              41,951            39,152

 NET GAIN (LOSS) ON SALE OF REAL ESTATE
     PROPERTIES                                            (311)            2,182
                                                   ------------       -----------

 NET INCOME                                        $     41,640       $    41,334
                                                   ============       ===========

 NET INCOME PER COMMON SHARE - BASIC               $       0.97       $      0.97
                                                   ============       ===========

 NET INCOME PER COMMON SHARE - DILUTED             $       0.95       $      0.95
                                                   ============       ===========

 COMMON SHARES OUTSTANDING - BASIC                   39,484,644        39,278,622
                                                   ============       ===========

 COMMON SHARES OUTSTANDING - DILUTED                 40,132,228        39,952,642
                                                   ============       ===========

 DIVIDENDS DECLARED, PER COMMON SHARE, DURING
     THE PERIOD                                    $      1.105       $     1.065
                                                   ============       ===========




The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                             (Dollars in thousands)


                                                                 2000           1999
                                                              ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                             $  41,640       $ 41,334
       Adjustments to reconcile net income to cash provided
            by operating activities:
            Depreciation and amortization                        20,449         20,915
            Deferred compensation                                   669            589
            Increase (decrease) in other liabilities              2,477         (3,154)
            Increase in other assets                             (4,745)        (3,917)
            Increase (decrease) in accounts payable and
               accrued liabilities                                1,878         (3,829)
            Increase in straight line rent                       (2,998)        (3,058)
            (Gain) loss on sale of real estate                      311         (2,182)
                                                              ---------       --------
       Net cash provided by operating activities                 59,681         46,698
                                                              ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition and development of real estate
          properties                                            (46,492)       (20,394)
       Funding of mortgages                                      (7,677)       (24,122)
       Proceeds from sale of real estate                          5,187         24,726
       Proceeds from mortgage payments/sales                     41,966          3,075
                                                              ---------       --------
       Net cash used in investing activities                     (7,016)       (16,715)
                                                              ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on notes and bonds payable                    111,500         53,000
       Repayments on notes and bonds payable                   (118,482)       (45,396)
       Dividends paid                                           (47,656)       (45,715)
       Proceeds from issuance of common stock                       500            514
                                                              ---------       --------
       Net cash used in by financing activities                 (54,138)       (37,597)
                                                              ---------       --------

DECREASE IN CASH AND CASH EQUIVALENTS                            (1,473)        (7,614)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    3,396         12,710
                                                              ---------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   1,923       $  5,096
                                                              =========       ========



The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                            HEALTHCARE REALTY TRUST
                                  INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

         The results of operations for the three-month and six-month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         Certain reclassifications have been made for the period April 1, 1999 through June 30, 1999 and for the period January 1, 1999 through June 30, 1999 to conform to the 2000 presentation. These reclassifications had no effect on the results of operations as previously reported.

NOTE 2. ORGANIZATION

         The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. As of June 30, 2000, the Company had invested or committed to invest in 284 properties (the "Properties") located in 34 states, which are supported by 68 healthcare-related entities. The Properties include:

                                                        NUMBER OF      (IN THOUSANDS)
                                                       PROPERTIES        INVESTMENT
                                                       ----------        ----------
         Ancillary hospital facilities                      60          $  455,151
         Physician clinics                                  34             183,271
         Skilled nursing facilities                         53             265,383
         Comprehensive ambulatory care centers              14             146,529
         Assisted living facilities                         86             318,382
         Inpatient rehabilitation facilities                 9             154,589
         Medical office buildings                            9              35,929
         Other outpatient facilities                        13              44,680
         Other inpatient facilities                          6              54,637
                                                          ----          ----------
                                                           284          $1,658,551
                                                          ====          ==========



NOTE 3. FUNDS FROM OPERATIONS

         The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") adopted a new definition of Funds from operations ("FFO") as described in the NAREIT White Paper issued October 1999. The adoption of this new definition of FFO became effective January 1, 2000. FFO, as defined by the NAREIT 1999 White Paper, means net income before net gains on sales of real estate properties (computed in accordance with generally accepted accounting principles) plus depreciation from real estate assets. The Company calculates its funds from operations ("FFO") using a modified version of the NAREIT's October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of FFO requires the inclusion of straight-line rental revenue in FFO.

         The Company considers FFO to be an informative measure of the performance of an equity real estate investment trust ("REIT") and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended June 30, 2000 and 1999, was $26.3 million, basic and diluted, or $0.67 per basic common share ($0.66 per diluted common share) and $26.4 million, or $0.67 per basic common share ($0.66 per diluted common share), respectively. FFO for the six months ended June 30, 2000 and 1999, was $53.1 million, basic and diluted, or $1.34 per basic common share ($1.32 per diluted common share) and $52.1 million, basic, ($52.2 million, diluted), or $1.33 per basic common share ($1.31 per diluted common share), respectively.

                            FUNDS FROM OPERATIONS (1)

                  (Dollars in thousands, except per share data)


                                                        Three Months Ended June 30,
                                                      -------------------------------
                                                          2000               1999
                                                      ------------       ------------

Income before net gain (loss) on sale of real
  estate properties                                   $     21,498       $     20,159
       Elimination of rental revenues
         recognized on a straight line basis (2)            (2,998)            (1,490)

       Preferred Stock Dividend                             (1,664)            (1,664)

       Real Estate Depreciation                              9,500              9,357
                                                      ------------       ------------

       Total Adjustments                                     4,838              6,203
                                                      ------------       ------------

Funds From Operations - Basic                         $     26,336       $     26,362
                                                      ============       ============

       Convertible Subordinated Debenture
         Interest (3)                                            0                 58
                                                      ------------       ------------

Funds From Operations - Diluted                       $     26,336       $     26,420
                                                      ============       ============

Funds From Operations Per Common Share - Basic        $       0.67       $       0.67
                                                      ============       ============

Funds From Operations Per Common Share - Diluted      $       0.66       $       0.66
                                                      ============       ============

Common Shares Outstanding - Basic                       39,526,317         39,287,496
                                                      ============       ============

Common Shares Outstanding - Diluted                     40,168,158         39,956,471
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

(2) The Company calculates its FFO using a modified version of the National Association of Real Estate Investment Trust's ("NAREIT") October 1999 definition of FFO. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of FFO requires the inclusion of straight-line rental revenue in FFO. If the Company had followed the NAREIT definition of FFO, as other Healthcare REIT's do, FFO on a diluted basis would have been $0.73 per common share for the quarter.

(3) The Convertible Subordinated Debentures were antidilutive for the three months ending June 30, 2000, and, therefore, were excluded from the diluted FFO calculation.

                            FUNDS FROM OPERATIONS (1)

                  (Dollars in thousands, except per share data)


                                                          Six Months Ended June 30,
                                                      --------------------------------
                                                           2000               1999
                                                      ------------       -------------
Income before net gain (loss) on sale of real
  estate properties                                   $     41,951       $     39,152
       Elimination of rental revenues
         recognized on a straight line basis (2)            (4,468)            (3,059)

       Preferred Stock Dividend                             (3,328)            (3,326)

       Real Estate Depreciation                             18,905             19,325
                                                      ------------       ------------

       Total Adjustments                                    11,109             12,940
                                                      ------------       ------------

Funds From Operations - Basic                         $     53,060       $     52,092
                                                      ============       ============

       Convertible Subordinated Debenture
         Interest (3)                                            0                133
                                                      ------------       ------------

Funds From Operations - Diluted                       $     53,060       $     52,225
                                                      ============       ============

Funds From Operations Per Common Share - Basic        $       1.34       $       1.33
                                                      ============       ============

Funds From Operations Per Common Share - Diluted      $       1.32       $       1.31
                                                      ============       ============

Common Shares Outstanding - Basic                       39,484,644         39,278,622
                                                      ============       ============

Common Shares Outstanding - Diluted                     40,132,228         39,952,642
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

   (2) The Company calculates its FFO using a modified version of the National Association of Real Estate Investment Trust's ("NAREIT") October 1999 definition of FFO. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of FFO requires the inclusion of straight-line rental revenue in FFO. If the Company had followed the NAREIT definition of FFO, as other Healthcare REIT's do, FFO on a diluted basis would have been $1.43 per common share for the quarter.

   (3) The Convertible Subordinated Debentures were antidilutive for the six months ending June 30, 2000, and, therefore, were excluded from the diluted FFO calculation.

NOTE 4. NOTES AND BONDS PAYABLE

        Notes and bonds payable at June 30, 2000 consisted of the following (in thousands):


        Unsecured credit facility                                 $264,000
        Term loan facility                                          42,400
        Senior notes due 2002                                       54,000
        Senior notes due 2006                                       70,000
        6.55% Convertible subordinated debentures, net              74,162
        10.5% Convertible subordinated debentures, net               3,481
        Mortgage notes payable                                      43,260
        Other notes payable                                          5,833
                                                                  --------
                                                                  $557,136
                                                                  ========


Unsecured Credit Facility

        In 1998, the Company entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. The Unsecured Credit Facility bears interest at LIBOR rates plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company pays, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At June 30, 2000, the Company had an available borrowing capacity of $1.0 million under the Unsecured Credit Facility.

Term Loan Facility

        In 1998, the Company entered into a $200.0 million unsecured term loan (the "Term Loan Facility") with Bank of America (formerly NationsBank). Effective May 30, 2000, the Company amended its Term Loan Facility agreement with Bank of America. The Term Loan Facility, as amended, bears interest at LIBOR plus 2.50%, payable quarterly, and matures on November 30, 2000. The Term Loan Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements, as well as restrictions on dividend payments if minimum tangible capital requirements are not met. At June 30, 2000, the Company had no additional available borrowing capacity under the Term Loan Facility. In April 2000, $69.6 million of the Term Loan Facility was repaid with proceeds received from the issuance of $70.0 million of unsecured senior notes due 2006.

Senior Notes due 2002

        In 1995, the Company privately placed $90.0 million of unsecured senior notes (the "Senior Notes due 2002") with 16 institutions. The Unsecured Notes bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. Each September 1, beginning in 1998, the Company must repay $18.0 million of the principal. The note agreements pursuant to which the Senior Notes due 2002 were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements.

Senior Notes due 2006

         On April 7, 2000, the Company privately placed $70.0 million of unsecured senior notes (the "Senior Notes due 2006") with multiple purchasers affiliated with two lending institutions. The senior notes bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. Each April 1, beginning in 2004, the Company must repay one-third, or approximately $23.3 million, of the principal. The note agreements pursuant to which the Senior Notes due 2006 were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements. The proceeds from the issuance of these notes were applied to the partial repayment of the Term Loan Facility.

Convertible Subordinated Debentures

         In 1998, the Company assumed in an acquisition and recorded at fair value $74.7 million aggregate face amount of 6.55% Convertible Subordinated Debentures (the "6.55% Debentures"). At June 30, 2000, the Company had approximately $74.2 million aggregate principal amount of 6.55% Debentures outstanding with a face amount of $74.7 million and unaccreted discount of $0.5 million. Such rate of interest and accretion of discount represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 6.55% Debentures are due on March 14, 2002, unless redeemed earlier by the Company or converted by the holder, and are callable on March 16, 2000. Interest on the 6.55% Debentures is payable on March 14 and September 14 in each year. The 6.55% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 33.6251 shares per $1 thousand bond.

         In 1998, the Company assumed in an acquisition and recorded at fair value $3.75 million aggregate face amount of 10.5% Convertible Subordinated Debentures (the "10.5% Debentures"). At June 30, 2000, the Company had approximately $3.5 million aggregate principal amount of 10.5% Debentures outstanding with a face amount of $3.4 million and unamortized premium of $0.1 million. Such rate of interest and amortization of premium represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 10.5% Debentures are due on April 1, 2002, unless redeemed earlier by the Company or converted by the holder, and are callable on April 5, 2000. Interest on the 10.5% Debentures is payable on April 1 and October 1 in each year. The 10.5% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 52.8248 shares per $1 thousand bond.

Mortgage Notes

         In 1998, the Company assumed in an acquisition nonrecourse mortgage notes payable, and the related collateral, as follows (dollars in millions):


                                                                                     Book Value
                       Original    Interest                                       Of Collateral at     Balance at
     Mortgagor         Balance       Rate               Collateral                  June 30, 2000     June 30, 2000
-------------------------------------------------------------------------------------------------------------------
Life Insurance Co.     $  23.3      8.500%    Ancillary hospital facility            $  42.8            $  22.5
Life Insurance Co.         4.7      7.625%    Ancillary hospital facility               10.7                4.3
Life Insurance Co.        17.1      8.125%    Two ambulatory  surgery  centers          37.1               16.4
                                              & one ancillary hospital facility
                       -------                                                      ----------------------------
                       $  45.1                                                      $   90.6            $   43.2
                       =======                                                      ============================


         The $23.3 million note is payable in monthly installments of principal and interest based on a 30 year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20 year amortization with the final payment due in January 2017. The three notes totaling $17.1 million are payable in monthly installments of principal and interest based on a 25 year amortization with a balloon payment of the unpaid balance in September 2004. In June 2000, the Company repaid at maturity $16.1 million, the balance outstanding, on a $17.0 million note assumed in the 1998 acquisition.

Other Notes

         In July 1999, the Company entered into a $7.0 million note with a commercial institution. The note bears interest at 7.53%, is payable in equal semi-annual installments of principal and interest and fully amortizes in July 2005.

NOTE 5. COMMITMENTS

         As of June 30, 2000, the Company had a net investment of approximately $18.0 million in five build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $38.9 million. Also, the Company has commitments to purchase or provide funding for the construction of other properties totaling $16.9 million at June 30, 2000.

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

NOTE 6. ASSET ACQUISITIONS/DISPOSITIONS

         During the first quarter of 2000, the Company sold two parcels of land, adjacent to owned, operating properties in Missouri and Florida, for $1.0 million in net proceeds. These proceeds were applied to the partial repayment of the Term Loan Facility.

         During the second quarter of 2000, the Company sold a 4,642 square foot physician clinic in West Palm Beach, Florida for $0.7 million in net proceeds; sold a 19,000 square foot comprehensive ambulatory care center in Soddy Daisy, Tennessee for $2.7 million in net proceeds; and sold a 35,512 square foot assisted living facility in Lawton, Oklahoma for $0.6 million in net proceeds. These three sales resulted in a net loss of $0.3 million. The proceeds from these sales were applied to the partial repayment of the Term Loan Facility.

         During the second quarter of 2000, a commercial bank acquired, from the Company, a net 52% interest in a mortgage note receivable, at par (approximately $6.4 million). Further, the Company purchased ten properties from two separate operators for a total purchase price of approximately $31.9 million and the operators concurrently repaid mortgage notes receivable held by the Company. The Company recognized no gain or loss on these transactions.

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

NOTE 8. NET INCOME PER SHARE

         The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three and six months ended June 30, 2000 and 1999.


                                             THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                             ---------------------------            -------------------------
                                               2000               1999              2000                 1999
                                               ----               ----              ----                 ----
BASIC EPS
   Average Shares Outstanding               40,130,531         39,818,489         40,088,858         39,809,615
      Actual Restricted Stock Shares          (604,214)          (530,993)          (604,214)          (530,993)
                                          ------------       ------------       ------------       ------------
   Denominator - Basic                      39,526,317         39,287,496         39,484,644         39,278,622
                                          ============       ============       ============       ============
   Net Income                             $ 21,187,244       $ 20,591,501       $ 41,640,118       $ 41,333,738
      Preferred Stock Dividend              (1,664,070)        (1,664,070)        (3,328,140)        (3,325,888)
                                          ------------       ------------       ------------       ------------
   Numerator - Basic                      $ 19,523,174       $ 18,927,431       $ 38,311,978       $ 38,007,850
                                          ============       ============       ============       ============
   Per Share Amount                       $       0.49       $       0.48       $       0.97       $       0.97
                                          ============       ============       ============       ============


DILUTED EPS
   Average Shares Outstanding               40,130,531         39,818,489         40,088,858         39,809,615
      Actual Restricted Stock Shares          (604,214)          (530,993)          (604,214)          (530,993)
      Restricted Shares - Treasury             601,914            483,832            612,190            488,224
      Dilution for Convertible
        Debentures (1)                               0            181,136                  0            181,136
      Dilution for Employee Stock
        Purchase Plan                           39,927              4,007             35,394              4,660
                                          ------------       ------------       ------------       ------------
      Denominator - Diluted                 40,168,158         39,956,471         40,132,228         39,952,642
                                          ============       ============       ============       ============
      Numerator - Basic                   $ 19,523,174       $ 18,927,431       $ 38,311,978       $ 38,007,850
      Convertible Subordinated
        Debenture Interest (1)                       0             58,431                  0            133,033
                                          ------------       ------------       ------------       ------------
      Numerator - Diluted                 $ 19,523,174       $ 18,985,862       $ 38,311,978       $ 38,140,883
                                          ============       ============       ============       ============
      Per Share Amount                    $       0.49       $       0.48       $       0.95       $       0.95
                                          ============       ============       ============       ============




(1) The Convertible Subordinated Debentures were anti-dilutive for the three and six months ended June 30, 2000 and were, therefore, excluded from the diluted calculation.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Second Quarter 2000 Compared to Second Quarter 1999

         For the three months ended June 30, 2000, net income was $21.2 million, or $0.49 per basic and diluted common share, on total revenues of $49.9 million compared to net income of $20.6 million, or $ 0.48 per basic and diluted common share, on total revenues of $46.2 million, for the three months ended June 30, 1999. Funds from operations ("FFO") was $26.3 million, or $0.67 per basic common share ($0.66 per diluted common share), for the three months ended June 30, 2000 compared to $26.4 million, or $0.67 per basic common share ($0.66 per diluted common share), in 1999.


                                                        THREE MONTHS ENDED JUNE 30,
                                                            2000           1999
                                                          --------       -------
                                                              (in thousands)

REVENUES:
    Master lease rental income                            $ 24,091       $23,397
    Property operating income                               15,626        13,853
    Straight line rent                                       2,998         1,490
    Mortgage interest income                                 6,139         6,547
    Management fees                                            738           694
    Interest and other income                                  258           179
                                                          --------       -------
                                                            49,850        46,160
                                                          --------       -------

EXPENSES:
    General and administrative                               1,845         1,971
    Property operating expenses                              5,759         5,008
    Interest                                                10,983         9,403
    Depreciation                                             9,649         9,501
    Amortization                                               116           118
                                                          --------       -------
                                                            28,352        26,001
                                                          --------       -------

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL
    ESTATE PROPERTIES                                       21,498        20,159

NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES             (311)          433
                                                          --------       -------

NET INCOME                                                $ 21,187       $20,592
                                                          ========       =======

         Total revenues for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, increased $3.7 million or 8.0%.

         Master lease rent and property operating income increased $2.5 million or 6.6%. Since 1998, the Company has acquired thirteen revenue producing properties, and 12 properties under construction were completed and began operations.

         Straight line rent income increased $1.5 million or 101.2% for the three months ended June 30, 2000 compared to the same period in 1999. This increase is primarily attributable to the identification of additional leases acquired in 1998 for which straight line rent should be recognized. The amount of straight line rent income that relates to the first quarter totaled approximately $0.2 million, or $0.005 per basic and diluted common share. The amount of straight line rent income that relates to prior years totaled approximately $1.2 million, or $0.03 per basic and diluted common share.

         Mortgage interest income decreased $0.4 million or 6.2% for 2000 compared to 1999 due to repayment of 17 mortgages since 1998.

         Total expenses for the three months ended June 30, 2000 were $28.4 million compared to $26.0 million for the same period in 1999, an increase of $2.4 million or 9.0%.

         Property operating expenses for the three months ended June 30, 2000 compared to 1999 increased for the same reasons property operating income increased, as discussed above.

         Interest expense for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, increased $1.6 million or 16.8% due primarily to $1.6 million in interest expense for the three months ended June 30, 2000 on the Senior Notes due 2006. Interest expense on the Unsecured Credit Facility and Term Loan Facility increased $0.4 million from 1999 to 2000 due to an increase in the combined weighted average interest rate of approximately 2.2% while the combined weighted average balance outstanding decreased $31.2 million. Interest expense on the Senior Notes due 2002 decreased $0.3 million for the three months ended June 30, 2000 compared to the same period in 1999 due to annual principal payments of $18.0 million.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         For the six months ended June 30, 2000, net income was $41.6 million, or $0.97 per basic common share ($0.95 per diluted common share), on total revenues of $98.1 million compared to net income of $41.3 million, or $0.97 per basic common share ($0.95 per diluted common share), on total revenues of $91.3 million, for the six months ended June 30, 1999. Funds from operations ("FFO") was $53.1 million, or $1.34 per basic common share ($1.32 per diluted common share), for the six months ended June 30, 2000 compared to $52.1 million, basic ($52.2 million, diluted) or $1.33 per basic common share ($1.31 per diluted common share), in 1999.


                                                          SIX MONTHS ENDED JUNE 30,
                                                            2000          1999
                                                          --------      --------
                                                               (in thousands)

REVENUES:
    Master lease rental income                            $ 48,108       $46,494
    Property operating income                               30,804        27,357
    Straight line rent                                       4,468         3,058
    Mortgage interest income                                12,492        12,659
    Management fees                                          1,470         1,324
    Interest and other income                                  767           416
                                                          --------       -------
                                                            98,109        91,308
                                                          --------       -------

EXPENSES:
    General and administrative                               3,999         3,796
    Property operating expenses                             11,223         9,881
    Interest                                                21,509        18,643
    Depreciation                                            19,194        19,597
    Amortization                                               233           239
                                                          --------       -------
                                                            56,158        52,156
                                                          --------       -------
NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF
    REAL ESTATE PROPERTIES                                  41,951        39,152

NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES             (311)        2,182
                                                          --------       -------

NET INCOME                                                $ 41,640       $41,334
                                                          ========       =======


         Total revenues for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, increased $6.8 million or 7.5%.

         Master lease rent and property operating income increased $5.1 million or 6.9%. Since 1998, the Company has acquired thirteen revenue producing properties, and 12 properties under construction were completed and began operations.

         Straight line rent income increased $1.4 million or 46.1% for the six months ended June 30, 2000 compared to the same period in 1999. This increase is primarily attributable to the identification of additional leases acquired in 1998 for which straight line rent should be recognized. The amount of straight line rent income that relates to prior years totaled approximately $1.2 million, or $0.03 per basic and diluted common share.

         Interest and other income increased $0.4 million or 84.4% from the six months ended June 30, 1999 to the same period in 2000 due mainly to inspection fees on many of the properties and mortgages.

         Total expenses for the six months ended June 30, 2000 were $56.2 million compared to $52.2 million for the same period in 1999, an increase of $4.0 million or 7.7%.

         Property operating expenses for the six months ended June 30, 2000 compared to 1999 increased for the same reasons property operating income increased, as discussed above.

         Interest expense for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, increased $2.9 million or 15.4%. Interest expense on the Unsecured Credit Facility and Term Loan Facility increased $1.7 million for the six months ended June 30, 2000 compared to the same period in 1999 due to an increase in the combined weighted average outstanding balance of $6.0 million and an increase in the combined weighted average interest rate of approximately 1.1%. Also, interest expense of $1.6 million on the Senior Notes due 2006 is reflected in the six months ended June 30, 2000, while interest expense on the Senior Notes due 2002 decreased $0.7 million due to annual principal payments of $18.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         In 1998, at the time of the Company's merger with Capstone Capital Corporation ("Capstone"), the Company repaid the outstanding balances under both Capstone's and the Company's own unsecured credit facilities and entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. The Unsecured Credit Facility bears interest at LIBOR plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company pays, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. At August 4, 2000, the Company had available borrowing capacity of $7.0 million under the Unsecured Credit Facility.

         At the time of the Capstone merger, the Company entered into a $200.0 million unsecured term loan (the "Term Loan Facility") with Bank of America (formerly NationsBank). The Term Loan Facility, as amended in May 2000, bears interest at LIBOR plus 2.50%, payable quarterly, and matures on November 30, 2000. Since the Capstone merger, the Company has received net proceeds from the sale of assets, from mortgage repayments and from the issuance of a $70.0 million unsecured senior note due 2006 (see Note 4) reducing the unpaid balance of the Term Loan Facility from $200.0 million to $42.4 million. The Term Loan Facility maturity date has been extended from May 30, 2000 to November 30, 2000. If the Term Loan Facility is not repaid by November 30, 2000, the Company may be required to extend the maturity date or refinance any unpaid balance which may result in higher interest costs.

         In 1995, the Company privately placed $90.0 million of unsecured senior notes (the "Senior Notes due 2002") bearing interest at 7.41%, payable semi-annually ($3.6 million will be paid during 2000), and mature on September 1, 2002. The Company must repay $18.0 million of principal annually. At June 30, 2000, $54.0 million was outstanding under the Senior Notes due 2002.

         On April 7, 2000, the Company privately placed $70.0 million of unsecured senior notes (the "Senior Notes due 2006") with multiple purchasers affiliated with two lending institutions. The Senior Notes due 2006 bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. Each April 1, beginning in 2004, the Company must repay one-third, or approximately $23.3 million, of the principal.

         The Company assumed in the Capstone merger 10.5% Convertible Subordinated Debentures and 6.55% Convertible Subordinated Debentures having an aggregate principal balance of $78.1 million. In 2000, the Company will incur approximately $5.3 million of interest on these subordinated debentures.

         The Company assumed in the Capstone merger six mortgage notes payable having an aggregate principal balance of $43.2 million at June 30, 2000. The Company repaid the outstanding balance of $16.1 million of one of these mortgage notes payable upon maturity in June 2000.

         As of June 30, 2000, the Company can issue an aggregate of $100.0 million of securities remaining under its currently effective registration statement. Due to capital market conditions and the current market price of the Company's stock, the Company does not presently plan to offer securities under such registration statements. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

         During the first quarter of 2000, the Company sold two non-operating parcels of land adjacent to operating properties owned by the Company for net proceeds of $1.0 million. The proceeds were applied to the partial repayment of the Term Loan Facility.

         During the second quarter of 2000, the Company sold a 4,642 square foot physician clinic in West Palm Beach, Florida for $0.7 million in net proceeds; sold a 19,000 square foot comprehensive ambulatory care center in Soddy Daisy, Tennessee for $2.7 million in net proceeds; and sold a 35,512 square foot assisted living facility in Lawton, Oklahoma for $0.6 million in net proceeds. Also, a commercial bank acquired from the Company a net 52% interest in a mortgage note receivable, at par (approximately $6.4 million). The proceeds from these transactions were applied to the partial repayment of the Term Loan Facility.

         As of June 30, 2000, the Company had an investment of approximately $18.0 million in five build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $38.9 million. Also, the Company has commitments to purchase or provide funding for the construction of other properties totaling $16.9 million at June 30, 2000. The Company intends to fund these commitments with funds available from operations, proceeds from the Unsecured Credit Facility, sales of real estate investments, payments of mortgage notes receivable, and capital market financings.

         At June 30, 2000, the Company had stockholders' equity in excess of $1.0 billion. The debt to total capitalization ratio was approximately .355 to 1 at June 30, 2000.

         On April 25, 2000, the Company declared an increase in its quarterly common stock dividend from $0.550 per share ($2.20 annualized) to $0.555 per share ($2.22 annualized) payable to stockholders of record on May 5, 2000. This dividend was paid on May 17, 2000. In June 2000, the Company announced payment of a common stock dividend of $0.560 per share ($2.24 annualized) to holders of record of common shares on August 4, 2000. This dividend is payable on August 16, 2000 and relates to the period April 1, 2000 through June 30, 2000. The Company presently plans to continue to pay its common stock dividends in a manner consistent with its current practice. Should access to new capital not be available, the Company is uncertain of its ability to increase its quarterly common stock dividend in the future.

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

         The Company plans to continue to meet its liquidity needs, including funding additional investments in 2000, paying its quarterly dividends and funding its debt service from its cash flows, the proceeds of mortgage loan repayments, sales of real estate investments, payments of mortgage notes receivable, and capital market financings. The Company continues negotiations for additional capital market financings, the proceeds of which would be used to repay the Term Loan Facility, the Unsecured Credit Facility and for other general corporate purposes. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company, however, cannot be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit 10.1. Amendment No. 4 Term Loan Credit Agreement among the Company, Capstone Capital Corporation (now HR Acquisition I, Inc.) and Bank of America, N.A. (formerly NationsBank, N.A.)

        Exhibit 27  Financial Data Schedule (For SEC use only)

(b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HEALTHCARE REALTY TRUST INCORPORATED



                                By:  /s/ Timothy G. Wallace
                                    --------------------------------------------
                                     Timothy G. Wallace
                                     Executive Vice President, Finance
                                     and Chief Financial Officer



Date: August 14, 2000