Form 10-Q
period 2000-09-30
HEALTHCARE REALTY TRUST INC
filed 2000-11-13
CIK 899749

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ________________

                                    FORM 10-Q

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
_________              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

                                       OR

_________      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes    X    No
                                   ------     ------
As of November 1, 2000, 40,303,518 shares of the Registrant's Common Stock and 3,000,000 shares of the Registrant's Series A Voting Cumulative Preferred Stock were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

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

ITEM 1.

                      HEALTHCARE REALTY TRUST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                              (Unaudited)
                                                                           SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                                           ------------------   -----------------
ASSETS

Real estate properties:
      Land                                                                   $       152,880      $     150,591
      Buildings and improvements                                                   1,292,640          1,223,387
      Personal property                                                                5,752              5,165
      Construction in progress                                                        19,810             20,003
                                                                             ---------------      -------------
                                                                                   1,471,082          1,399,146
      Less accumulated depreciation                                                 (111,419)           (83,996)
                                                                             ---------------      -------------
                Total real estate properties, net                                  1,359,663          1,315,150

Cash and cash equivalents                                                              5,334              3,396

Restricted cash                                                                          574                990

Mortgage notes receivable                                                            173,747            250,346

Other assets, net                                                                     37,677             38,082
                                                                             ---------------      -------------

Total assets                                                                 $     1,576,995      $   1,607,964
                                                                             ===============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes and bonds payable                                                        537,006            563,884

      Accounts payable and accrued liabilities                                        20,599             17,658

      Other liabilities                                                                9,696              8,519
                                                                             ---------------      -------------

Total liabilities                                                                    567,301            590,061
                                                                             ---------------      -------------

Commitments                                                                                0                  0

Stockholders' equity:

      Preferred stock, $.01 par value; 50,000,000 shares authorized;
                issued and outstanding, 2000 and 1999 - 3,000,000                         30                 30

      Common stock, $.01 par value;  150,000,000 shares authorized;
                issued and outstanding, 2000 - 40,150,931; 1999 -                        402                400
                40,004,579

      Additional paid-in capital                                                   1,056,739          1,054,405

      Deferred compensation                                                          (10,087)            (9,509)

      Cumulative net income                                                          277,204            215,373

      Cumulative dividends                                                          (314,594)          (242,796)
                                                                             ---------------      -------------
Total stockholders' equity                                                         1,009,694          1,017,903
                                                                             ---------------      -------------
Total liabilities and stockholders' equity                                   $     1,576,995      $   1,607,964
                                                                             ===============      =============


The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                      2000                1999
                                                                                   ----------          ----------
REVENUES:
      Master lease rental income                                                   $   24,108          $   22,866
      Property operating income                                                        15,936              14,623
      Straight line rent                                                                1,890               1,394
      Mortgage interest income                                                          5,635               6,717
      Management fees                                                                     659                 687
      Interest and other income                                                         1,360                 231
                                                                                   ----------          ----------
                                                                                       49,588              46,518
                                                                                   ----------          ----------

EXPENSES:
      General and administrative                                                        2,559               1,695
      Property operating expenses                                                       5,982               5,254
      Interest                                                                         10,925               9,724
      Depreciation                                                                      9,810               9,466
      Amortization                                                                        116                 117
                                                                                   ----------          ----------
                                                                                       29,392              26,256
                                                                                   ----------          ----------

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE
        PROPERTIES                                                                     20,196              20,262

NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                                          (5)                (32)
                                                                                   ----------          ----------
NET INCOME                                                                         $   20,191          $   20,230
                                                                                   ==========          ==========
NET INCOME PER COMMON SHARE - BASIC                                                $     0.47          $     0.47
                                                                                   ==========          ==========
NET INCOME PER COMMON SHARE - DILUTED                                              $     0.46          $     0.47
                                                                                   ==========          ==========
COMMON SHARES OUTSTANDING - BASIC                                                  39,537,234          39,304,676
                                                                                   ==========          ==========
COMMON SHARES OUTSTANDING - DILUTED                                                40,290,439          39,969,686
                                                                                   ==========          ==========
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD                            $    0.560          $    0.540
                                                                                   ==========          ==========


The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                       2000               1999
                                                                                   ----------          ----------
REVENUES:
      Master lease rental income                                                   $   72,216          $   69,360
      Property operating income                                                        46,740              41,980
      Straight line rent                                                                6,358               4,453
      Mortgage interest income                                                         18,127              19,229
      Management fees                                                                   2,129               2,010
      Interest and other income                                                         2,127                 794
                                                                                   ----------          ----------
                                                                                      147,697             137,826
                                                                                   ----------          ----------

EXPENSES:
      General and administrative                                                        6,558               5,492
      Property operating expenses                                                      17,205              15,135
      Interest                                                                         32,434              28,366
      Depreciation                                                                     29,004              29,063
      Amortization                                                                        349                 357
                                                                                   ----------          ----------
                                                                                       85,550              78,413
                                                                                   ----------          ----------

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE
        PROPERTIES                                                                     62,147              59,413
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                                        (316)              2,150
                                                                                   ----------          ----------
NET INCOME                                                                         $   61,831          $   61,563
                                                                                   ==========          ==========
NET INCOME PER COMMON SHARE - BASIC                                                $     1.44          $     1.44
                                                                                   ==========          ==========
NET INCOME PER COMMON SHARE - DILUTED                                              $     1.42          $     1.42
                                                                                   ==========          ==========
COMMON SHARES OUTSTANDING - BASIC                                                  39,500,423          39,287,404
                                                                                   ==========          ==========
COMMON SHARES OUTSTANDING - DILUTED                                                40,284,615          39,948,987
                                                                                   ==========          ==========
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD                            $    1.665          $    1.605
                                                                                   ==========          ==========


The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                            2000                1999
                                                                                         ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                        $  61,831           $  61,563
       Adjustments to reconcile net income to cash provided by operating activities:
            Depreciation and amortization                                                   30,852              31,050
            Deferred compensation                                                            1,028                 882
            Increase (decrease) in other liabilities                                         1,593              (2,013)
            (Increase) decrease in other assets                                              5,422              (2,386)
            Increase (decrease) in accounts payable and accrued liabilities                  2,941              (6,653)
            Increase in straight line rent                                                  (6,358)             (4,453)
            (Gain) loss on sale of real estate                                                 316              (2,150)
                                                                                         ---------           ---------
       Net cash provided by operating activities                                            97,625              75,840
                                                                                         ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition and development of real estate properties                               (82,455)            (41,803)
       Funding of mortgages                                                                 (7,719)            (32,291)
       Proceeds from sale of real estate                                                     9,106              27,782
       Proceeds from mortgage payments/sales                                                83,692               3,075
                                                                                         ---------           ---------
       Net cash (used in) provided by investing activities                                   2,624             (43,237)
                                                                                         ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on notes and bonds payable                                               129,500             101,500
       Repayments on notes and bonds payable                                              (156,743)            (74,203)
       Dividends paid                                                                      (71,798)            (68,886)
       Proceeds from issuance of common stock                                                  730                 752
                                                                                         ---------           ---------
       Net cash used in financing activities                                               (98,311)            (40,837)
                                                                                         ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             1,938              (8,234)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               3,396              12,710
                                                                                         ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $   5,334           $   4,476
                                                                                         =========           =========


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

                               SEPTEMBER 30, 2000

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

         The results of operations for the three-month and nine-month periods ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         Certain reclassifications have been made for the period July 1, 1999 through September 30, 1999 and for the period January 1, 1999 through September 30, 1999 to conform to the 2000 presentation. These reclassifications had no effect on the results of operations as previously reported.

NOTE 2.  ORGANIZATION

         The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. As of September 30, 2000, the Company had invested or committed to invest in 269 properties (the "Properties") located in 32 states, which are supported by 67 healthcare-related entities. The Properties include:

                                                                           NUMBER OF    (IN THOUSANDS)
                                                                           PROPERTIES     INVESTMENT
                                                                           ----------     ----------
          Ancillary hospital facilities                                       60          $  461,531
          Physician clinics                                                   34             178,968
          Skilled nursing facilities                                          52             260,318
          Comprehensive ambulatory care centers                               14             147,038
          Assisted living facilities                                          72             307,072
          Inpatient rehabilitation facilities                                  9             154,589
          Medical office buildings                                             9              36,050
          Other outpatient facilities                                         13              44,680
          Other inpatient facilities                                           6              54,583
                                                                             ---          ----------
                                                                             269          $1,644,829
                                                                             ===          ==========

NOTE 3.  FUNDS FROM OPERATIONS

         The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") adopted a new definition of funds from operations as described in the NAREIT White Paper issued October 1999. The adoption of this new definition became effective January 1, 2000. Funds from operations, as defined by the NAREIT 1999 White Paper, means net income before net gains on sales of real estate properties (computed in accordance with generally accepted accounting principles) plus depreciation from real estate assets. The Company calculates its funds from operations ("FFO") using a modified version of the NAREIT's October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of FFO requires the inclusion of straight-line rental revenue in FFO.

         The Company considers FFO to be an informative measure of the performance of an equity real estate investment trust ("REIT") and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended September 30, 2000 and 1999, was $26.3 million, basic ($26.4 million, diluted), or $0.67 per basic common share ($0.66 per diluted common share) and $26.5 million, basic ($26.6 million, diluted), or $0.68 per basic common share ($0.67 per diluted common share), respectively. FFO for the nine months ended September 30, 2000 and 1999, was $79.4 million, basic ($79.6 million, diluted), or $2.01 per basic common share ($1.97 per diluted common share) and $78.6 million, basic ($78.8 million, diluted), or $2.00 per basic common share ($1.97 per diluted common share), respectively.

                            FUNDS FROM OPERATIONS (1)

                  (Dollars in thousands, except per share data)

                                                                                 Three Months Ended September 30,
                                                                                -----------------------------------
                                                                                    2000                    1999
                                                                                -----------             -----------
Income before net gain (loss) on sale of real estate properties                 $    20,196             $    20,262
       Elimination of rental revenues
         recognized on a straight line basis (2)                                     (1,890)                 (1,394)
       Preferred Stock Dividend                                                      (1,664)                 (1,664)
       Real Estate Depreciation                                                       9,654                   9,326
                                                                                -----------             -----------
       Total Adjustments                                                              6,100                   6,268
                                                                                -----------             -----------
Funds From Operations-Basic                                                     $    26,296             $    26,530
                                                                                ===========             ===========
       Convertible Subordinated Debenture Interest                                      125                      80
                                                                                -----------             -----------
Funds From Operations - Diluted                                                 $    26,421             $    26,610
                                                                                ===========             ===========
Funds From Operations Per Common Share - Basic                                  $      0.67             $      0.68
                                                                                ===========             ===========
Funds From Operations Per Common Share - Diluted                                $      0.66             $      0.67
                                                                                ===========             ===========
Common Shares Outstanding - Basic                                                39,537,234              39,304,676
                                                                                ===========             ===========
Common Shares Outstanding - Diluted                                              40,290,439              39,969,686
                                                                                ===========             ===========

(1) FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

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

(2) The Company calculates its FFO using a modified version of the National Association of Real Estate Investment Trust's ("NAREIT") October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of funds from operations requires the inclusion of straight-line rental revenue. If the Company had followed the NAREIT definition of funds from operations, as other healthcare REIT's do, FFO on a diluted basis would have been $0.70 per common share for the three months ended September 30, 2000.

                            FUNDS FROM OPERATIONS (1)

                  (Dollars in thousands, except per share data)

                                                                                  Nine Months Ended September 30,
                                                                                -----------------------------------
                                                                                    2000                    1999
                                                                                -----------             -----------
Income before net gain (loss) on sale of real estate properties                 $    62,147             $    59,413
       Elimination of rental revenues
         recognized on a straight line basis (2)                                     (6,358)                 (4,453)
       Preferred Stock Dividend                                                      (4,992)                 (4,990)
       Real Estate Depreciation                                                      28,558                  28,652
                                                                                -----------             -----------
       Total Adjustments                                                             17,208                  19,209
                                                                                -----------             -----------
Funds From Operations-Basic                                                     $    79,355             $    78,622
                                                                                ===========             ===========
       Convertible Subordinated Debenture Interest                                      204                     213
                                                                                -----------             -----------
Funds From Operations - Diluted                                                 $    79,559             $    78,835
                                                                                ===========             ===========
Funds From Operations Per Common Share - Basic                                  $      2.01             $      2.00
                                                                                ===========             ===========
Funds From Operations Per Common Share - Diluted                                $      1.97             $      1.97
                                                                                ===========             ===========
Common Shares Outstanding - Basic                                                39,500,423              39,287,404
                                                                                ===========             ===========
Common Shares Outstanding - Diluted                                              40,284,615              39,948,987
                                                                                ===========             ===========

(1) FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

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

(2) The Company calculates its FFO using a modified version of the National Association of Real Estate Investment Trust's ("NAREIT") October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of funds from operations requires the inclusion of straight-line rental revenue. If the Company had followed the NAREIT definition of funds from operations, as other healthcare REIT's do, FFO on a diluted basis would have been $2.13 per common share for the nine months ended September 30, 2000.

NOTE 4.  NOTES AND BONDS PAYABLE

         Notes and bonds payable at September 30, 2000 consisted of the following (in thousands):

         Unsecured credit facility                                                       $265,000
         Term loan facility                                                                39,300
         Senior notes due 2002                                                             36,000
         Senior notes due 2006                                                             70,000
         6.55% Convertible subordinated debentures, net                                    74,330
         10.5% Convertible subordinated debentures, net                                     3,444
         Mortgage notes payable                                                            43,099
         Other note payable                                                                 5,833
                                                                                         --------
                                                                                         $537,006
                                                                                         ========


Unsecured Credit Facility

         In 1998, the Company entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. The Unsecured Credit Facility bears interest at LIBOR rates plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company pays, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At September 30, 2000, the Company had no additional borrowing capacity under the Unsecured Credit Facility.

Term Loan Facility

         In 1998, the Company entered into a $200.0 million unsecured term loan (the "Term Loan Facility") with Bank of America (formerly NationsBank). Effective May 30, 2000, the Company amended its Term Loan Facility agreement with Bank of America. The Term Loan Facility, as amended, bears interest at LIBOR plus 2.50%, payable quarterly, and matures on November 30, 2000. The Term Loan Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements, as well as restrictions on dividend payments if minimum tangible capital requirements are not met. At September 30, 2000, the Company had no additional borrowing capacity under the Term Loan Facility.

Senior Notes due 2002

         In 1995, the Company privately placed $90.0 million of unsecured senior notes (the "Senior Notes due 2002") with 16 institutions. The Senior Notes due 2002 bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. Each September 1, beginning in 1998, the Company must repay $18.0 million of the principal. The note agreements pursuant to which the Senior Notes due 2002 were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements.

Senior Notes due 2006

         On April 7, 2000, the Company privately placed $70.0 million of unsecured senior notes (the "Senior Notes due 2006") with multiple purchasers affiliated with two lending institutions. The Senior Notes due 2006 bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. On April 1, 2004 and 2005, the Company must repay $20.3 million of the principal with the remaining principal balance of $29.4 million payable upon maturity. The note agreements pursuant to which the Senior Notes due 2006 were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements. The proceeds from the issuance of these notes were applied to the partial repayment of the Term Loan Facility.

Convertible Subordinated Debentures

         In 1998, the Company assumed in an acquisition and recorded at fair value $74.7 million aggregate face amount of 6.55% Convertible Subordinated Debentures (the "6.55% Debentures"). At September 30, 2000, the Company had approximately $74.3 million aggregate principal amount of 6.55% Debentures outstanding with a face amount of $74.7 million and unaccreted discount of $0.4 million. Such rate of interest and accretion of discount represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 6.55% Debentures are due on March 14, 2002, unless redeemed earlier by the Company or converted by the holder, and became callable on March 16, 2000. Interest on the 6.55% Debentures is payable on March 14 and September 14 in each year. The 6.55% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 33.6251 shares per $1 thousand bond.

         In 1998, the Company assumed in an acquisition and recorded at fair value $3.75 million aggregate face amount of 10.5% Convertible Subordinated Debentures (the "10.5% Debentures"). At September 30, 2000, the Company had approximately $3.44 million aggregate principal amount of 10.5% Debentures outstanding with a face amount of $3.38 million and unamortized premium of $0.06 million. Such rate of interest and amortization of premium represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 10.5% Debentures are due on April 1, 2002, unless redeemed earlier by the Company or converted by the holder, and became callable on April 5, 2000. Interest on the 10.5% Debentures is payable on April 1 and October 1 in each year. The 10.5% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 52.8248 shares per $1 thousand bond.

Mortgage Notes

         In 1998, the Company assumed in an acquisition nonrecourse mortgage notes payable, and the related collateral, as follows (dollars in millions):

                                                                                      Book Value
                      Original   Interest                                           Of Collateral at       Balance at
     Mortgagor         Balance     Rate           Collateral                       September 30, 2000   September 30, 2000
--------------------------------------------------------------------------------------------------------------------------
Life Insurance Co.     $  23.3    8.500%    Ancillary hospital facility              $      43.4            $   22.4
Life Insurance Co.         4.7    7.625%    Ancillary hospital facility                     10.7                 4.3
Life Insurance Co.        17.1    8.125%    Two ambulatory surgery centers                  37.2                16.4
                                            & one ancillary hospital facility
                       -------                                                        ----------            --------
                       $  45.1                                                        $     91.3            $   43.1
                       =======                                                        ==========            ========

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

Other Note
         In July 1999, the Company entered into a $7.0 million note with a commercial institution. The note bears interest at 7.53%, is payable in equal semi-annual installments of principal and interest, and fully amortizes in July 2005.

NOTE 5.  COMMITMENTS

         As of September 30, 2000, the Company had a net investment of approximately $19.8 million in five build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $41.2 million.

         As part of the merger with Capstone Capital Corporation ("Capstone") in 1998, agreements were entered into with three individuals affiliated with Capstone that restrict competitive practices and that the Company believes will protect and enhance the value of the real estate properties acquired from Capstone. These agreements provide for the issuance of 150,000 shares of common stock of the Company to the individuals on October 15 of the years 1999, 2000, 2001 and 2002, provided all terms of the agreements are met. Upon issuance, these shares are valued by the Company at $28.0714 per share. The Company issued 150,000 shares during each of the years 1999 and 2000 pursuant to these agreements.

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

         During the third quarter of 2000, the Company sold a 41,515 square foot physician clinic in Harlingen, Texas for $3.6 million in net proceeds; sold a 2,185 square foot physician clinic in Floyd, Virginia for $0.1 million in net proceeds; and sold a parcel of land, adjacent to an owned and operating property in Pennsylvania for $0.1 million in net proceeds. These three sales resulted in a net loss of $5,000.

         During the third quarter of 2000, a commercial bank acquired, from the Company, a net 72.13% interest in a note receivable, at par (approximately $12.0 million). Also, nine mortgage notes receivable with an accumulated principal balance of approximately $13.3 million were repaid by two separate operators. Further, the Company purchased four properties from an operator for a total purchase price of approximately $28 million and the operator concurrently repaid mortgage notes receivable held by the Company. The Company recognized loan prepayment penalty and exit fee income of approximately $1 million on these transactions.

NOTE 7. CONTINGENCIES

         On March 22, 1999, HR Acquisitions I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of $2 million arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will continue to be vigorous. While the Company cannot predict the range of possible loss or outcome, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.

NOTE 8.  NET INCOME PER SHARE

         The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three and nine months ended September 30, 2000 and 1999 (dollars in thousands, except per share data).


                                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------      --------------------------------
                                                  2000               1999               2000               1999
                                             ------------       ------------       ------------       ------------
BASIC EPS
     Average Shares Outstanding                40,144,276         39,835,669         40,107,465         39,818,397
         Actual Restricted Stock Shares          (607,042)          (530,993)          (607,042)          (530,993)
                                             ------------       ------------       ------------       ------------
    Denominator - Basic                        39,537,234         39,304,676         39,500,423         39,287,404
                                             ============       ============       ============       ============
    Net Income                               $     20,191       $     20,230       $     61,831       $     61,563
      Preferred Stock Dividend                     (1,664)            (1,664)            (4,992)            (4,990)
                                             ------------       ------------       ------------       ------------
    Numerator - Basic                        $     18,527       $     18,566       $     56,839       $     56,573
                                             ============       ============       ============       ============
    Per Share Amount                         $       0.47       $       0.47       $       1.44       $       1.44
                                             ============       ============       ============       ============

DILUTED EPS
    Average Shares Outstanding                 40,144,276         39,835,669         40,107,465         39,818,397
      Actual Restricted Stock Shares             (607,042)          (530,993)          (607,042)          (530,993)
      Restricted Shares - Treasury                517,809            482,134            564,485            476,759
      Dilution for Convertible
      Debentures                                  179,076            181,136            181,136            181,136
      Dilution for Employee Stock
      Purchase Plan                                56,320              1,740             38,571              3,688
                                             ------------       ------------       ------------       ------------
      Denominator - Diluted                    40,290,439         39,969,686         40,284,615         39,948,987
                                             ============       ============       ============       ============
      Numerator - Basic                      $     18,527       $     18,566       $     56,839       $     56,573
      Convertible Subordinated
      Debenture Interest                              125                 79                204                213
                                             ------------       ------------       ------------       ------------
      Numerator - Diluted                    $     18,652       $     18,645       $     57,043       $     56,786
                                             ============       ============       ============       ============
      Per Share Amount                       $       0.46       $       0.47       $       1.42       $       1.42
                                             ============       ============       ============       ============

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Third Quarter 2000 Compared to Third Quarter 1999

         For the three months ended September 30, 2000, net income was $20.2 million, or $0.47 per basic common share ($0.46 per diluted common share), on total revenues of $49.6 million compared to net income of $20.2 million, or $0.47 per basic and diluted common share, on total revenues of $46.5 million, for the three months ended September 30, 1999. Funds from operations ("FFO") was $26.3 million, basic ($26.4 million, diluted), or $0.67 per basic common share ($0.66 per diluted common share), for the three months ended September 30, 2000 compared to $26.5 million, basic ($26.6 million, diluted), or $0.68 per basic common share ($0.67 per diluted common share), in 1999.

                                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                                      2000                1999
                                                                                   ----------          ----------
                                                                                         (in thousands)
REVENUES:
      Master lease rental income                                                   $   24,108          $   22,866
      Property operating income                                                        15,936              14,623
      Straight line rent                                                                1,890               1,394
      Mortgage interest income                                                          5,635               6,717
      Management fees                                                                     659                 687
      Interest and other income                                                         1,360                 231
                                                                                   ----------          ----------
                                                                                       49,588              46,518
                                                                                   ----------          ----------

EXPENSES:
      General and administrative                                                        2,559               1,695
      Property operating expenses                                                       5,982               5,254
      Interest                                                                         10,925               9,724
      Depreciation                                                                      9,810               9,466
      Amortization                                                                        116                 117
                                                                                   ----------          ----------
                                                                                       29,392              26,256
                                                                                   ----------          ----------

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                    20,196              20,262
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                                         (5)                (32)
                                                                                   ----------          ----------
NET INCOME                                                                         $   20,191          $   20,230
                                                                                   ==========          ==========

         Total revenues for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, increased $3.1 million or 6.6%.

         Master lease rent and property operating income increased $2.6 million or 6.8%. During 1999 and 2000, the Company has acquired 19 revenue producing properties, and 13 properties under construction were completed and began operations.

         Straight line rent income increased $0.5 million or 35.6% for the three months ended September 30, 2000 compared to the same period in 1999. This increase is primarily attributable to the identification in the second quarter of 2000 of additional leases acquired in 1998 for which straight line rent should be recognized.

         Mortgage interest income decreased $1.1 million or 16.1% for 2000 compared to 1999 due to repayment of 30 mortgages during 1999 and 2000.

         Interest and other income increased $1.1 million, or 488.7% for the three months ended September 30, 2000 compared to the same period in 1999. The Company recognized during the third quarter of 2000 approximately $1.0 million in loan prepayment penalties and exit fees resulting from the repayment of 13 mortgage notes receivable (see Note 6).

         Total expenses for the three months ended September 30, 2000 were $29.4 million compared to $26.3 million for the same period in 1999, an increase of $3.1 million or 11.9%.

         General and administrative expenses increased $0.9 million, or 51.0% for 2000 compared to 1999. Due to current capital market conditions, the Company is pursuing fewer projects and, as a result, has capitalized less overhead in 2000. Further, changes in state tax laws increased the Company's state tax liability for 1999 and 2000. This additional liability was determined and recognized during the third quarter of 2000. The additional expense related to 1999 was approximately $0.1 million and for the first two quarters of 2000 was approximately $0.05 million. These adjustments had no material affect on previously reported earnings or earnings per share.

         Property operating expenses and depreciation expense for the three months ended September 30, 2000 compared to 1999 increased for the same reasons property operating income increased, as discussed above.

         Interest expense for the three months ended September 30, 2000, compared to the same period in 1999, increased $1.2 million, or 12.4% due primarily to $1.7 million in interest expense for the three months ended September 30, 2000 on the Senior Notes due 2006. Interest expense on the Unsecured Credit Facility and Term Loan Facility increased $0.3 million from 1999 to 2000 due to an increase in the combined weighted average interest rate of approximately 2.2% while the combined weighted average balance outstanding decreased approximately $82.8 million. Interest expense on the Senior Notes due 2002 decreased $0.3 million for the three months ended September 30, 2000 compared to the same period in 1999 due to annual principal payments of $18.0 million. One mortgage note payable assumed in 1998 was defeased, by the Company, at maturity in June 2000 which resulted in a decrease of approximately $0.4 million in interest expense from 1999 to 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         For the nine months ended September 30, 2000, net income was $61.8 million, or $1.44 per basic common share ($1.42 per diluted common share), on total revenues of $147.7 million compared to net income of $61.6 million, or $1.44 per basic common share ($1.42 per diluted common share), on total revenues of $137.8 million, for the nine months ended September 30, 1999. Funds from operations ("FFO") was $79.4 million, basic ($79.6 million, diluted), or $2.01 per basic common share ($1.97 per diluted common share), for the nine months ended September 30, 2000 compared to $78.6 million, basic ($78.8 million, diluted), or $2.00 per basic common share ($1.97 per diluted common share), in 1999.


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      2000                1999
                                                                                   ----------          ----------
                                                                                         (in thousands)
REVENUES:
      Master lease rental income                                                   $   72,216          $   69,360
      Property operating income                                                        46,740              41,980
      Straight line rent                                                                6,358               4,453
      Mortgage interest income                                                         18,127              19,229
      Management fees                                                                   2,129               2,010
      Interest and other income                                                         2,127                 794
                                                                                   ----------          ----------
                                                                                      147,697             137,826
                                                                                   ----------          ----------

EXPENSES:
      General and administrative                                                        6,558               5,492
      Property operating expenses                                                      17,205              15,135
      Interest                                                                         32,434              28,366
      Depreciation                                                                     29,004              29,063
      Amortization                                                                        349                 357
                                                                                   ----------          ----------
                                                                                       85,550              78,413
                                                                                   ----------          ----------
NET INCOME BEFORE NET GAIN  (LOSS) ON SALE OF REAL ESTATE
        PROPERTIES                                                                     62,147              59,413
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                                       (316)               2,150
                                                                                   ----------          ----------
NET INCOME                                                                         $   61,831          $   61,563
                                                                                   ==========          ==========

         Total revenues for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, increased $9.9 million or 7.2%.

         Master lease rent and property operating income increased $7.6 million or 6.8%. During 1999 and 2000, the Company has acquired 19 revenue producing properties, and 13 properties under construction were completed and began operations.

         Straight line rent income increased $1.9 million or 42.8% for the nine months ended September 30, 2000 compared to the same period in 1999. This increase is primarily attributable to the identification in the second quarter of 2000 of additional leases acquired in 1998 for which straight line rent should be recognized. The amount of straight line rent income that relates to prior years totaled approximately $1.2 million, or $0.03 per basic and diluted common share.

         Mortgage interest income decreased $1.1 million or 5.7% for 2000 compared to 1999 due to repayment of 30 mortgages since during 1999 and 2000.

         Interest and other income increased $1.3 million or 167.9% for the nine months ended September 30, 2000 compared to the same period in 1999. In 2000, the Company recognized approximately $1.0 million in loan prepayment penalties and exit fees resulting from the repayment of 13 mortgage notes receivable (see
Note 6). In 2000, the Company also recognized approximately $0.3 million due for inspection fees on many of its properties and mortgages.

         Total expenses for the nine months ended September 30, 2000 were $85.6 million compared to $78.4 million for the same period in 1999, an increase of $7.1 million or 9.1%.

         General and administrative expenses increased $1.1 million, or 19.4% for 2000 compared to 1999. Due to current capital market conditions, the Company is pursuing fewer projects and as a result, has capitalized less overhead in 2000. Further, changes in state tax laws increased the Company's state tax liability for 1999 and 2000. This additional liability was determined and recognized in 2000. The additional expense related to 1999 was approximately $0.1 million and for the first two quarters of 2000 was approximately $0.05 million. These adjustments had no material affect on previously reported earnings or earnings per share.

         Property operating expenses for the nine months ended September 30, 2000 compared to 1999 increased for the same reasons property operating income increased, as discussed above.

         Interest expense for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, increased $4.1 million or 14.3%. Interest expense on the Unsecured Credit Facility and Term Loan Facility increased $2.0 million for the nine months ended September 30, 2000 compared to the same period in 1999 due to an increase in the combined weighted average interest rate of approximately 2.0% while the combined weighted average balance outstanding decreased approximately $53.6 million. Also, interest expense of $3.2 million on the Senior Notes due 2006 is reflected in the nine months ended September 30, 2000, while interest expense on the Senior Notes due 2002 decreased $1.0 million due to annual principal payments of $18.0 million. Further, one mortgage note payable assumed in 1998 was defeased, by the Company, at maturity in June 2000 which resulted in a decrease of approximately $0.4 million in interest expense from 1999 to 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed in more detail in Note 4, the Company has various commitments to pay interest and outstanding principal balances on its notes and bonds payable as follows (dollars in millions):

                                        BALANCE AT     MATURITY      INTEREST       INTEREST
                                      SEPT. 30, 2000     DATE          RATE         PAYMENTS        PRINCIPAL PAYMENTS
  --------------------------------------------------------------------------------------------------------------------
  Unsecured Credit Facility (1)          $ 265.0        10/01      LIBOR +1.05%     Quarterly          At maturity
  --------------------------------------------------------------------------------------------------------------------
  Term Loan Facility                        39.3        11/00      LIBOR +2.50%    Quarterly          At maturity
  --------------------------------------------------------------------------------------------------------------------
  Senior Notes due 2002                     36.0         9/02         7.41%        Semi-Annual     $18 million annually
  --------------------------------------------------------------------------------------------------------------------
  Senior Notes due 2006                     70.0         4/06         9.49%        Semi-Annual    $20.3 million in 2004,
                                                                                                  2005 and $29.4 million
                                                                                                          in 2006
  --------------------------------------------------------------------------------------------------------------------
  10.5% Convertible Subordinated
  Debentures, net                           74.3         4/02         10.5%        Semi-Annual         At maturity
  --------------------------------------------------------------------------------------------------------------------
  6.55% Convertible Subordinated
  Debentures, net                            3.5         3/02         6.55%        Semi-Annual         At maturity
  --------------------------------------------------------------------------------------------------------------------
  Mortgage notes payable                    43.1      9/04-7/26    7.625%-8.5%       Monthly             Monthly
  --------------------------------------------------------------------------------------------------------------------
  Other note payable                         5.8         7/05         7.53%        Semi-Annual         Semi-Annual
  --------------------------------------------------------------------------------------------------------------------
                                       $   537.0
  --------------------------------------------------------------------------------------------------------------------


(1) The Company pays a quarterly commitment fee of 0.225 of 1% on the unused portion of its Unsecured Credit Facility.

         The Company currently has no additional borrowing capacity under its Unsecured Credit Facility or Term Loan Facility. The Term Loan Facility, if not repaid by its maturity date, may be extended or refinanced which may result in higher interest costs.

         As of September 30, 2000, the Company can issue an aggregate of $100.0 million of securities remaining under its currently effective registration statement. Due to capital market conditions and the current market price of the Company's stock, the Company does not presently plan to offer securities under such registration statements. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

         As discussed in more detail in Note 6, throughout the year 2000, the Company has received net proceeds from the sale of various parcels of land, real estate property, participations in mortgage notes receivable and has received net proceeds from repayments on mortgage notes receivable. The net proceeds from these transactions were applied to the partial repayment of the Term Loan Facility reducing the outstanding balance from $113.7 million at December 31, 1999 to $39.3 million at September 30, 2000.

         As of September 30, 2000, the Company had an investment of approximately $19.8 million in five build-to-suit developments in progress and one expansion of an existing facility, which have a total remaining funding commitment of approximately $41.2 million. The Company intends to fund these commitments with funds available from operations, sales of real estate investments, payments of mortgage notes receivable, and capital market financings.

         At September 30, 2000, the Company had stockholders' equity in excess of $1.0 billion. The debt to total capitalization ratio was approximately .347 to 1 at September 30, 2000.

         On July 25, 2000, the Company declared an increase in its quarterly common stock dividend from $0.555 per share ($2.22 annualized) to $0.560 per share ($2.24 annualized) payable to stockholders of record on August 4, 2000. This dividend was paid on August 16, 2000. In October 2000, the Company announced payment of a common stock dividend of $0.565 per share ($2.26 annualized) to holders of record of common shares on November 15, 2000. This dividend is payable on December 6, 2000 and relates to the period July 1, 2000 through September 30, 2000. The Company presently plans to continue to pay its common stock dividends in a manner consistent with its current practice. Should access to new capital not be available, the Company is uncertain of its ability to increase its quarterly common stock dividend in the future.

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

         The Company plans to continue to meet its liquidity needs, including funding additional investments in 2000, paying its quarterly dividends and funding its debt service from its cash flows, the proceeds of mortgage loan repayments, sales of real estate investments, payments of mortgage notes receivable, and capital market financings. The Company continues negotiations for additional capital market financings and asset sales, the proceeds of which would be used to repay the Term Loan Facility, the Unsecured Credit Facility and for other general corporate purposes. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company, however, cannot be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Impact of Inflation

         Inflation has not significantly affected the earnings of the Company because of the moderate inflation rate and the fact that most of the Company's leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing the gross revenue the Company is to receive under the terms of the leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 23 years, further reducing the risk of any adverse effects of inflation to the Company. The Unsecured Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the Unsecured Credit Facility will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods when interest rate increases outpace inflation; the Company's operating results will be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, the Company's operating results will be positively impacted.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On March 22, 1999, HR Acquisitions I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of $2 million arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will continue to be vigorous. While the Company cannot predict the range of possible loss or outcome, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

         Exhibit 27.       Financial Data Schedule (For SEC use only)


(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEALTHCARE REALTY TRUST INCORPORATED


                                    By:   /s/ Timothy G. Wallace
                                          -----------------------------------
                                          Timothy G. Wallace
                                          Executive Vice President, Finance
                                          and Chief Financial Officer



Date:  November 13, 2000