Form 10-K405
period 2000-12-31
HEALTHCARE REALTY TRUST INC
filed 2001-03-23
CIK 899749

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K
(Mark One)

    [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

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

                                                                                  Name of Each Exchange
                       Title of Each Class                                         on Which Registered
-----------------------------------------------------------------------------------------------------------
              Common Stock, $.01 par value per share                             New York Stock Exchange
8 7/8% Series A Voting Cumulative Preferred Stock, $.01 par value per share      New York Stock Exchange
      10 1/2% Convertible Subordinated Debentures due 2002                       New York Stock Exchange
        6.55% Convertible Subordinated Debentures due 2002                       New York Stock Exchange

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

                       Yes  [X]             No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       [X]

         The aggregate market value of the shares of Common Stock and Preferred Stock (based upon the closing prices of these shares on the New York Stock Exchange, Inc. on March 15, 2001) of the Registrant held by non-affiliates on March 15, 2001, were approximately $857,090,954 and $63,810,000, respectively.

         As of March 15, 2001, 40,547,885 shares of the Registrant's Common Stock and 3,000,000 shares of the Registrant's Preferred Stock were outstanding.
===============================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE


         Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

         Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated into Part II of this Report.

         Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2001 are incorporated into
Part III of this Report.

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

Item 1.         Business.........................................................................................     4
                The Company......................................................................................     4
                Property Dispositions............................................................................     6
                Commitments......................................................................................     6
                Mortgage Portfolio...............................................................................     7
                Competition......................................................................................     7
                Government Regulation............................................................................     8
                Environmental Matters............................................................................     9
                Insurance........................................................................................    10
                Employees........................................................................................    10
                Executive Officers of the Registrant.............................................................    10
                Federal Income Tax Information...................................................................    11
                ERISA Considerations.............................................................................    23
                Cautionary Statements............................................................................    25

Item 2.         Properties.......................................................................................    29

Item 3.         Legal Proceedings................................................................................    29

Item 4.         Submission of Matters to a Vote of Securityholders...............................................    29

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters............................    29

Item 6.         Selected Financial Data..........................................................................    30

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations............    30

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.......................................    30

Item 8.         Financial Statements and Supplementary Data......................................................    30

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............    31

Item 10.        Directors and Executive Officers of the Registrant...............................................    32
                Directors........................................................................................    32
                Executive Officers...............................................................................    32
                Section 16(a) Compliance.........................................................................    32

Item 11.        Executive Compensation...........................................................................    32

Item 12.        Security Ownership of Certain Beneficial Owners and Management...................................    32

Item 13.        Certain Relationships and Related Transactions...................................................    32

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................    33

                                     PART I

ITEM 1.           BUSINESS

THE COMPANY

         Healthcare Realty Trust Incorporated ("Healthcare Realty" or the "Company") was incorporated in Maryland in 1993 and is a self-managed and self-administered real estate investment trust ("REIT") that integrates owning, acquiring, managing and developing income-producing real estate properties and mortgages associated with the delivery of healthcare services throughout the United States.

         On October 15, 1998, Healthcare Realty completed its acquisition of Capstone Capital Corporation, a Maryland corporation ("Capstone"), through the merger of HR Acquisition I Corporation, a wholly owned subsidiary of the Company, into Capstone. The acquisition is accounted for as a tax-free reorganization for federal income tax purposes and as a purchase for financial reporting purposes. In the transaction, the Company acquired 111 facilities with investments of approximately $804.2 million. The Company also acquired $211.6 million in mortgage notes receivable, secured by mortgages on 45 assisted living facilities, 25 senior nursing facilities and five other facility types.

         The Company has investments of approximately $1.7 billion in 267 income-producing real estate properties and mortgages associated with the delivery of healthcare services. As of December 31, 2000, the Company's real estate portfolio, containing approximately 9.7 million square feet, was comprised of nine facility types and was operated pursuant to contractual arrangements with 46 healthcare providers. Also, the Company's mortgage portfolio was comprised of four facility types and was operated by 24 healthcare providers. At December 31, 2000, the Company provided property management services for 263 healthcare-related properties nationwide, totaling over 87 million square feet, and third-party asset management services for 273 properties nationwide, totaling over 1.5 million square feet. The Company intends to maintain a portfolio of properties that are focused predominantly on the outpatient services and medical office segments of the healthcare industry and are diversified by tenant, geographic location and facility type.

         Healthcare Realty believes that it has a competitive advantage in the healthcare real estate industry as a result of its use of innovative transaction structures, the strength of its management expertise and its extensive experience and client relationships with healthcare providers. Management believes that the Company is the largest fully-integrated real estate company focused on income-producing real estate properties related to the delivery of healthcare services. The Company believes that its experience and client relationships with a diverse group of healthcare providers make it one of a limited number of companies that can acquire, manage and develop income-producing real estate related to healthcare services on a national scale. Unlike other healthcare REITs, the Company seeks to generate internal growth by actively managing the properties within its portfolio and by controlling and minimizing operating expenses with respect to its properties, and providing management services for properties owned by healthcare provider clients.

         Healthcare Realty's strategy is to be a full-service provider of integrated real estate solutions to quality healthcare providers. Consistent with this strategy, the Company seeks to provide a spectrum of services needed to own, acquire, manage and develop healthcare properties, including:

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

         Management believes that client diversification reduces the Company's potential exposure to unsuccessful healthcare service strategies and to a concentration of credit with any one healthcare provider. Approximately 64% of the Company's real estate investments including mortgages, at cost, are in properties associated with publicly-traded companies or private companies with an investment-grade credit rating. The following table sets forth the Company's five largest healthcare provider clients:

                      Client                                              Percent of Investments
                      ------                                              ----------------------
         HealthSouth Corporation                                                   18.0%
         HCA - The Healthcare Company                                              14.0%
         Tenet Healthcare Corporation                                               6.8%
         Life Care Centers of America                                               5.6%
         Senior Lifestyles                                                          4.6%

         Healthcare Realty focuses predominantly on outpatient healthcare facilities, which are designed to provide medical services outside of traditional inpatient hospital or nursing home settings. Management believes the outpatient services segment of healthcare provides the most cost-effective delivery setting and, because of increasing cost pressures, this segment of the healthcare-related real estate market offers the greatest potential for future growth. Company assets that are in categories outside of the Company's outpatient healthcare facility focus, such as its senior living assets, are under continuing management analysis with a view toward possible disposition through cash, like-kind exchange or securities transactions.

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

         Approximately 98.3% of the Company's investments in properties consist of properties currently leased to unaffiliated lessees pursuant to long-term net lease agreements or subject to financial support agreements with the healthcare operators that provide guarantees of the return on the Company's investment in the properties. Most of the current property agreements were entered into upon the conveyance to the Company of the facilities, and have initial terms of ten to 20 years with, in some cases, one or more renewal terms exercisable by the healthcare provider of five years each. Most of the agreements are subject to earlier termination upon the occurrence of certain contingencies. Certain of the agreements also have an option to repurchase the property at specified times during the term of the agreements for a price approximately equal to the greater of the fair market value of such property or the Company's investment in such property. Base rent or support payments vary by agreement taking into consideration various factors, including the credit of the property lessee, the healthcare operator, and the operating performance, location, and physical condition of the property. Many of the property agreements contain provisions for additional rent or support payment increases. The existence and nature of provisions for additional payments in any given agreement relate to, among other factors, the financial strength of the respective property lessee, the healthcare operator, or both, as well as other lease terms.

         The Company operates so as to qualify as a REIT for federal income tax purposes. If so qualified, with limited exceptions, the Company will not be subject to corporate federal income tax with respect to net income distributed to its shareholders. See "Federal Income Tax Information" below.

PROPERTY DISPOSITIONS

         During the fourth quarter of 2000, the Company sold a 16,264 square foot ancillary hospital facility in San Antonio, Texas and a 19,000 square foot comprehensive ambulatory care center in Destin, Florida for net proceeds totaling approximately $5.9 million. The Company recognized a net gain on these sales of approximately $400,000.

COMMITMENTS

         As of December 31, 2000, the Company had a net investment of approximately $30.9 million in seven build-to-suit developments in progress, which have a total remaining funding commitment of approximately $51.3 million. Further, the Company has commitments to provide funding for the enhancement of existing properties totaling $3.5 million at December 31, 2000.

         As part of the Capstone merger, agreements were entered into with three individuals affiliated with Capstone that restrict competitive practices and which the Company believes will protect and enhance the value of the real estate properties acquired from Capstone. These agreements provide for the issuance of 150,000 shares per year of common stock of the Company to the individuals on October 15 of the years 1999, 2000, 2001, and 2002, provided all terms of the agreements are met. The Company issued 150,000 shares during each of 2000 and 1999 pursuant to these agreements.

MORTGAGE PORTFOLIO

         Mortgage notes receivable, substantially all of which were acquired in the Capstone merger, were recorded at their fair value at the date of acquisition. Approximately 42.5% of the mortgage notes receivable are secured by assisted living facilities and 35.4% are secured by skilled nursing facilities. The 54 mortgages in the portfolio at December 31, 2000 represent 24 operators.

         As of December 31, 2000, the weighted average maturity of the mortgage portfolio was approximately 5.14 years, with maturity dates ranging from February 2001 to October 2013. Interest rates ranged from 8.18% to 13.5% and are generally adjustable each year to reflect increases in the Consumer Price Index. Substantially all mortgages are subject to a prepayment penalty.

COMPETITION

         The Company competes for property acquisitions with, among others:

         -        Investors;
         -        Healthcare providers;
         -        Other healthcare-related REITs;
         -        Real estate partnerships; and
         -        Financial institutions.

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

         The facilities leased by the Company and the manner in which they are operated are affected by changes in the reimbursement, licensing and certification policies of federal, state and local governments. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. In addition, expansion (including the addition of new beds or services or acquisition of medical equipment) and occasionally the discontinuation of services of healthcare facilities are, in some states, subjected to state regulatory approval through certificate of need programs.

         The provisions of the Social Security Act addressing illegal remuneration (the "Anti-Kickback Statute") prohibit providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a federal healthcare program or ordering or arranging for or recommending the order of any covered service or item. Violations of this statute may be punished by a fine of up to $50,000 or imprisonment for each violation and damages up to three times the total amount of remuneration.

         The Stark Law prohibits a practitioner (including a physician, dentist, or podiatrist) from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner has a financial relationship. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties of up to $15,000 per prohibited claim and may be excluded from participating in Medicare and Medicaid.

         Although the Company is not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, its leases and subleases must be negotiated at arm's length for fair market value rental rates. To the extent that a healthcare facility leases space from the Company and, in turn, subleases space to physicians or other referral sources, at less than fair market rental rate, the Anti-kickback Statute and the Stark Law could be implicated. The Company's leases require the lessees to covenant that they will comply with all applicable laws.

         A significant portion of the revenue of healthcare operators is derived from government reimbursement programs, such as Medicare and Medicaid. Although lease payments to the Company are not directly affected by the level of government reimbursement, to the extent that changes in these programs adversely affect healthcare operators, such changes could have an impact on their ability to make lease payments to the Company. The Medicare program is highly regulated and subject to frequent and substantial changes. In recent years, fundamental changes in the Medicare program (including the implementation of a prospective payment system in which facilities are reimbursed generally a flat amount based on a patient's diagnosis and not based on the facilities' cost for services) have resulted in reduced levels of payment for a substantial portion of healthcare services.

         Considerable uncertainties surround the future determination of payment levels under government reimbursement programs. In addition, governmental budgetary concerns may significantly reduce future payments made to healthcare operators. It is possible that future payment rates will not be sufficient to cover cost increases in providing services to patients. Reductions in payments pursuant to government healthcare programs could have an adverse impact on a healthcare operator's financial condition and, therefore, could adversely affect the ability of such operator to make rental payments.

         Loss by a facility of its ability to participate in government sponsored programs because of licensing, certification or accreditation deficiencies or because of program exclusion resulting from violations of law would have material adverse effects on facility revenues.

Legislative Developments

         Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. There can be no assurance whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on the Company's business.

ENVIRONMENTAL MATTERS

         Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property (such as the Company) may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and injuries to persons and adjacent property). Most, if not all, of these laws, ordinances and regulations contain stringent enforcement provisions including, but not limited to, the authority to impose substantial administrative, civil and criminal fines and penalties upon violators. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or lease such property or to borrow using such property as collateral.

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

         Operations of the properties owned, developed or managed by the Company are and will continue to be subject to numerous federal, state, and local environmental laws, ordinances and regulations, including those relating to the following: the generation, segregation, handling, packaging and disposal of medical wastes; air quality requirements related to operations of generators, incineration devices, or sterilization equipment; facility siting and construction; disposal of non-medical wastes and ash from incinerators; and underground storage tanks. Certain properties owned, developed or managed by the Company contain, and others may contain or at one time may have contained, underground storage tanks that are or were used to store waste oils, petroleum products or other hazardous substances. Such underground storage tanks can be the source of releases of hazardous or toxic materials. Operations of nuclear medicine departments at some properties also involve the use and handling, and subsequent disposal of, radioactive isotopes and similar materials, activities which are closely regulated by the Nuclear Regulatory Commission and state regulatory agencies. In addition, several of the properties were built during the period asbestos was commonly used in building construction and other such facilities may be acquired by the Company in the future. Certain of the properties contain friable asbestos-containing materials, and other facilities acquired in the future may contain friable and non-friable asbestos-containing materials. The presence of such materials could result in significant costs in the event that any friable asbestos-containing materials requiring immediate removal and/or encapsulation are located in or on any facilities or in the event of any future renovation activities.

         The Company has had limited environmental site assessments conducted on substantially all of the properties currently owned. These site assessments are limited in scope and provide only an evaluation of potential environmental conditions associated with the property, not compliance assessments of ongoing operations. The Company is not aware of any environmental condition or liability that management believes would have a material adverse effect on the Company's earnings, expenditures or continuing operations. While it is the Company's policy to seek indemnification relating to environmental liabilities or conditions, even where sale and purchase agreements do contain such provisions there can be no assurances that the seller will be able to fulfill its indemnification obligations. In addition, the terms of the Company's leases or financial support agreements do not give the Company control over the operational activities of its lessees or health care operators, nor will the Company monitor the lessees or healthcare operators with respect to environmental matters.

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

EMPLOYEES

         As of March 15, 2001, the Company employed 186 people. None of the employees is a member of a labor union, and the Company considers its relations with its employees to be excellent.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are:

Name                                                      Age         Position
----                                                      ---         --------

David R. Emery..................................           56         Chairman of the Board, Chief Executive Officer
                                                                      & President
Timothy G. Wallace..............................           42         Executive Vice President & Chief Financial
                                                                      Officer


Roger O. West...................................           56         Executive Vice President & General Counsel

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

Introduction

         The Company is qualified and intends to remain qualified as a REIT for federal income tax purposes under Sections 856 through 860 of the Code. The following discussion addresses the material tax considerations relevant to the taxation of the Company and summarizes certain federal income tax consequences that may be relevant to certain shareholders. However, the actual tax consequences of holding particular securities issued by the Company may vary in light of a prospective securities holder's particular facts and circumstances. Certain holders, such as tax-exempt entities, insurance companies and financial institutions, are generally subject to special rules. In addition, the following discussion does not address issues under any foreign, state or local tax laws. The tax treatment of a holder of any of the securities issued by the Company will vary depending upon the terms of the specific securities acquired by such holder, as well as his particular situation, and this discussion does not attempt to address aspects of federal income taxation relating to holders of particular securities of the Company. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof. The Code, rules, regulations, and administrative and judicial interpretations are all subject to change (possibly on a retroactive basis).

         The Company is organized and is operating in conformity with the requirements for qualification and taxation as a REIT and intends to continue operating so as to enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. The Company's qualification and taxation as a REIT depend upon its ability to meet, through actual annual operating results, the various income, asset, distribution, stock ownership and other tests discussed below. Accordingly, the Company cannot guarantee that the actual results of operations for any one taxable year will satisfy such requirements.

         If the Company were to cease to qualify as a REIT, and the relief provisions were found not to apply, the Company's income that it distributed to shareholders would be subject to the "double taxation" on earnings (once at the corporate level and again at the shareholder level) that generally results from investment in a corporation. Failure to maintain qualification as a REIT would force the Company to significantly reduce its distributions and possibly incur substantial indebtedness or liquidate substantial investments in order to pay the resulting corporate taxes. In addition, the Company, once having obtained REIT status and having thereafter lost such status, would not be eligible to reelect REIT status for the four subsequent taxable years, unless its failure to maintain its qualification was due to reasonable cause and not willful neglect and certain other requirements were satisfied. In order to elect again to be taxed as a REIT, just as with its original election, the Company would be required to distribute all of its earnings and profits accumulated in any non-REIT taxable year.

Taxation of the Company

         As long as the Company remains qualified to be taxed as a REIT, it generally will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders.

         However, the Company will be subject to federal income tax as follows:

         - The Company will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including undistributed net capital gains.

         - Under certain circumstances, the Company may be subject to the "alternative minimum tax" on its items of tax preference, if any.

         - If the Company has (i) net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business, or
                  (ii) other nonqualifying income from foreclosure property, it will be subject to tax on such income at the highest corporate rate.

         - Any net income that the Company has from prohibited transactions (which are, in general, certain sales or other dispositions of property other than foreclosure property held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax.

         - If the Company should fail to satisfy either the 75% or 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the net income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test.

         - If the Company fails to distribute during each year at least the sum of (i) 85% of its REIT ordinary income for such year,
                  (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from preceding periods, then the Company will be subject to a four percent excise tax on the excess of such required distribution over the amounts actually distributed.

         - To the extent that the Company recognizes gain from the disposition of an asset with respect to which there existed "built-in gain" upon its acquisition by the Company from a C corporation in a carry-over basis transaction and such disposition occurs within a ten-year recognition period beginning on the date on which it was acquired by the Company, the Company will be subject to federal income tax at the highest regular corporate rate on the amount of its "net recognized built-in gain."

         - To the extent that the Company has net income from a taxable REIT subsidiary ("TRS"), the TRS will be subject to federal corporate income tax in much the same manner as other non-REIT C corporations, with the exceptions that the deductions for debt and rental payments made by the TRS to the Company will be limited and a 100% excise tax may be imposed on transactions between the TRS and the Company or its tenants that are not conducted on an arm's length basis. A TRS is a corporation in which a REIT owns stock, directly or indirectly, and for which both the REIT and the corporation have made TRS elections.

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

         - First, at least 75% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived directly or indirectly from investments relating to real property (including "rents from real property") or mortgages on real property. When the Company receives new capital in exchange for its shares (other than dividend reinvestment amounts) or in a public offering of debt instruments with maturities of five years or longer, income attributable to the temporary investment of such new capital, if received or accrued within one year of the Company's receipt of the new capital, is qualifying income under the 75% test.

         - Second, at least 95% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived from such real property investments, dividends, interest, certain payments under interest rate swap or cap agreements, and gain from the sale or other disposition of stock, securities not held for sale in the ordinary course of business or from any combination of the foregoing.

         The Company may temporarily invest its working capital in short-term investments. Although the Company will use its best efforts to ensure that its income generated by these investments will be of a type which satisfies the 75% and 95% gross income tests, there can be no assurance in this regard (see the discussion above of the "new capital" rule under the 75% gross income test). The Company has analyzed its gross income through December 31, 2000 and has determined that it has met the 75% and 95% gross income tests.

         In order to qualify as "rents from real property," the amount of rent received must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales. The Code also provides that the rents will not qualify as "rents from real property," in satisfying the gross income tests, if the REIT owns ten percent or more of the tenant, whether directly or under certain attribution rules. The Company leases and intends to lease property only under circumstances such that substantially all, if not all, rents from such property qualify as "rents from real property." Although it is possible that a tenant could sublease space to a sublessee in which the Company is deemed to own directly or indirectly ten percent or more of the tenant, the Company believes that as a result of the provisions of the Company's Articles of Incorporation that limit ownership to 9.9%, such occurrence would be unlikely. Application of the ten percent ownership rule is, however, dependent upon complex attribution rules provided in the Code and circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than ten percent of the Company's stock and more than ten percent of the stock of any tenant or subtenant would result in a violation of the rule.

         In order to qualify as "interest on obligations secured by mortgages on real property," the amount of interest received must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

         In addition, the Company must not manage its properties or furnish or render services to the tenants of its properties, except through an independent contractor from whom the Company derives no income unless (i) the Company is performing services which are usually or customarily furnished or rendered in connection with the rental of space for occupancy only and the services are of the sort that a tax-exempt organization could perform without being considered in receipt of unrelated business taxable income or (ii) the income earned by the Company for other services furnished or rendered by the Company to tenants of a property or for the management or operation of the property does not exceed a de minimis threshold generally equal to 1% of the income from such property. The Company self-manages some of its properties, but does not believe it provides services to tenants which are outside the exception.

         If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Generally, this 15% test is applied separately to each lease. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the property which is rented. The determination of what fixtures and other property constitute personal property for federal tax purposes is difficult and imprecise. The Company does not have 15% by value of any of its properties classified as personal property. If, however, rent payments do not qualify, for reasons discussed above, as rents from real property for purposes of Section 856 of the Code, it will be more difficult for the Company to meet the 95% and 75% gross income tests and continue to qualify as a REIT.

         The Company is and expects to continue performing third-party management and development services. If the gross income to the Company from this or any other activity producing disqualified income for purposes of the 95% or 75% gross tests approaches a level that could potentially cause the Company to fail to satisfy these tests, the Company intends to take such corrective action as may be necessary to avoid failing to satisfy the 95% or 75% gross income tests.

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

Asset Tests

         At the close of each quarter of its taxable year, the Company must also satisfy four tests relating to the nature of its assets.

         - At least 75% of the value of the Company's total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities.

         - Not more than 25% of the Company's total assets may be represented by securities other than those includable in the 75% asset class.

         - Not more than 20% of the Company's total assets may be represented by securities of affiliated taxable REIT subsidiaries.

         - Of the investments included in the 25% asset class, except for TRS, the value of any one issuer's securities owned by the Company may not exceed five percent of the value of the Company's total assets, and the Company may not own more than ten percent of any one issuer's outstanding voting securities. Securities issued by affiliated qualified REIT subsidiaries ("QRS"), which are corporations wholly owned by the Company, either directly or indirectly, that are not TRS, are not subject to the 25% of total assets limit, the five percent of total assets limit or the ten percent of a single issuer's voting securities limit. The existence of QRS are ignored and the QRS' assets, income, gain, loss and other attributes are treated as being owned or generated by the Company for federal income tax purposes. The Company currently has 46 subsidiaries and other affiliates which it employs in the conduct of its business.

         If the Company meets the 25% requirement at the close of any quarter, it will not lose its status as a REIT because of a change in value of its assets unless the discrepancy exists immediately after the acquisition of any security or other property which is wholly or partly the result of an acquisition during such quarter. Where a failure to satisfy the 25% asset test results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of such quarter. The Company maintains adequate records of the value of its assets to maintain compliance with the 25% asset test and to take such action as may be required to cure any failure to satisfy the test within 30 days after the close of any quarter.

         In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (A) the sum of (i) 90% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 90% of the net income, if any, (after tax) from foreclosure property, over (B) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the Internal Revenue Service ("IRS") if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the four percent excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its "real estate investment trust taxable income," it will be subject to tax thereon. In addition, the Company will be subject to a four percent excise tax to the extent it fails within a calendar year to make "required distributions" to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company's distributions for 2000 were adequate to satisfy its distribution requirement.

         It is possible that the Company, from time to time, may have insufficient cash or other liquid assets to meet the 90% distribution requirement due to timing differences between the actual receipt of income and the actual payment of deductible expenses or dividends on the one hand and the inclusion of such income and deduction of such expenses or dividends in arriving at "real estate investment trust taxable income" on the other hand. The problem of not having adequate cash to make required distributions could also occur as a result of the repayment in cash of principal amounts due on the Company's outstanding debt, particularly in the case of "balloon" repayments or as a result of capital losses on short-term investments of working capital. Therefore, the Company might find it necessary to arrange for short-term, or possibly long-term, borrowing or new equity financing. If the Company were unable to arrange such borrowing or financing as might be necessary to provide funds for required distributions, its REIT status could be jeopardized.

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

Nonqualified REIT Subsidiaries

         The Company has participated in the organization of certain corporations affiliated with the Company that are not qualified REIT subsidiaries ("Specified Affiliates") to enhance its management flexibility. Tax law in effect through the year 2000 restricted the ability of REITs to engage in certain activities, such as certain third party management activities, but these did not apply to the activities of a company that is not a REIT, such as these Specified Affiliates, whose income was subject to federal income tax.

         In order to permit the Company to participate in the income of its third party management business and maintain its status as a REIT, portions of the Company's business were conducted by the Specified Affiliates. The Company owns approximately 1% of the voting common stock, and senior executives of the Company own 99% of the voting common stock of the Specified Affiliates. The voting common stock held by the senior executives of the Company in the Specified Affiliates is subject to agreements that are designed to ensure that such stock will be held by officers of the Company.

         Effective January 1, 2001, the Specified Affiliates became taxable REIT subsidiaries by election of the Company and the Specified Affiliates.

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

         Additionally, it should be noted that Section 467 of the Code (concerning leases with increasing rents) may apply to those leases of the Company which provide for rents that increase from one period to the next.
Section 467 provides that in the case of a so-called "disqualified leaseback agreement," rental income must be accrued at a constant rate. If such constant rent accrual is required, the Company would recognize rental income in excess of cash rents and, as a result, may fail to have adequate funds available to meet the 90% dividend distribution requirement. "Disqualified leaseback agreements" include leaseback transactions where a principal purpose of providing increasing rent under the agreement is the avoidance of federal income tax. Since the
Section 467 regulations provide that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts, additional rent provisions of leases containing such clauses should not result in these leases being disqualified leaseback agreements. In addition, the Section 467 regulations provide that leases providing for fluctuations in rents by no more than a reasonable percentage, 15% for long-term real property leases, from the average rent payable over the term of the lease will be deemed to not be motivated by tax avoidance. The Company does not believe it has rent subject to the disqualified leaseback provisions of Section 467.

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

Depreciation of Properties

         For tax purposes, the Company's real property is being depreciated over 31.5, 39 or 40 years using the straight-line method of depreciation and its personal property over various periods utilizing accelerated and straight-line methods of depreciation.

Failure to Qualify as a REIT

         If the Company were to fail to qualify for federal income tax purposes as a REIT in any taxable year, and the relief provisions were found not to apply, the Company would be subject to tax on its taxable income at regular corporate rates (plus any applicable alternative minimum tax). Distributions to shareholders in any year in which the Company failed to qualify would not be deductible by the Company nor would they be required to be made. In such event, to the extent of current and/or accumulated earnings and profits, all distributions to shareholders would be taxable as ordinary income and, subject to certain limitations in the Code, eligible for the 70% dividends received deduction for corporate shareholders. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company's incurring substantial indebtedness (to the extent borrowings were feasible) or liquidating substantial investments in order to pay the resulting taxes.

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

         Capital gains not subject to FIRPTA will nonetheless be taxable in the United States to a Non-U.S. Shareholder in two cases:

         - if the Non-U.S. Shareholder's investment in the stock of the Company is effectively connected with a U.S. trade or business conducted by such Non-U.S. Shareholder, the Non-U.S. Shareholder will be subject to the same treatment as a U.S. shareholder with respect to such gain, or

         - if the Non-U.S. Shareholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, the nonresident alien individual will be subject to a 30% tax on the individual's capital gain.

Information Reporting Requirements and Backup Withholding Tax

         The Company will report to its U.S. shareholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any, with respect thereto. Under the backup withholding rules, a U.S. shareholder may be subject to backup withholding, at the rate of 31% on dividends paid unless such U.S. shareholder

         - is a corporation or falls within certain other exempt categories and, when required, can demonstrate this fact, or

         - provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A U.S. shareholder who does not provide the Company with his correct taxpayer identification number also may be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the U.S. shareholder's federal income tax liability. In addition, the Company may be required to withhold a portion of any capital gain distributions made to U.S. shareholders who fail to certify their non-foreign status to the Company.

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

Real Estate Investment Trust Tax Proposals

         Although there is no current legislation pending specifically addressed at REITs, investors must recognize that the present federal income tax treatment of the Company may be modified by future legislative, judicial or administrative actions or decisions at any time, which may be retroactive in effect, and, as a result, any such action or decision may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS in the Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts. No prediction can be made as to the likelihood as to passage of any new tax legislation or other provisions either directly or indirectly affecting the Company or its shareholders.

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

STATUS OF THE COMPANY UNDER ERISA

         A prohibited transaction may occur if the assets of the Company are deemed to be assets of the investing Plans and "parties in interest" or "disqualified persons" as defined in ERISA and Section 4975 of the Code, respectively, deal with such assets. In certain circumstances where a Plan holds an interest in an entity, the assets of the entity are deemed to be Plan assets (the "look-through rule"). Under such circumstances, any person that exercises authority or control with respect to the management or disposition of such assets is a Plan fiduciary. Plan assets are not defined in ERISA or the Code, but the United States Department of Labor issued regulations in 1987 (the "Regulations") that outline the circumstances under which a Plan's interest in an entity will be subject to the look-through rule.

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

CAUTIONARY STATEMENTS

         This Annual Report on Form 10-K and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "will," "expect," "believe," "intend," "plan," "estimate," "project," "continue," "should" and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, that could significantly affect the Company's current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company's filings and reports.

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

         THE COMPANY PRESENTLY HAS LIMITED ACCESS TO CAPITAL WHICH WILL SLOW THE COMPANY'S GROWTH.

         A REIT is required to make dividend distributions and retains little capital for growth. As a result, a REIT is required to grow through the steady investment of new capital in real estate assets. From 1992 until late 1998, the REIT industry was in an expansion mode, and capital was readily available to REITs. By the end of 1999, however, market valuations of REIT shares (including the Company's shares) had declined substantially with the result that the Company presently has limited access to capital from the equity market. Virtually all of the Company's available capital in 2001 will be used to meet existing commitments and to reduce debt. The Company will require additional capital to acquire healthcare properties. The Company may not be able to obtain additional equity or debt capital or dispose of assets at the time it requires additional capital. Moreover, the Company may not be able to obtain capital on terms that will permit it to acquire healthcare properties on a competitive basis.

         THE COMPANY MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL OR DISPOSE OF ASSETS AT THE TIME IT REQUIRES THE FUNDS TO PAY ITS OBLIGATIONS.

         The Company currently has substantial bank and institutional indebtedness with significant payments due in 2001. The Company may also be required to borrow money and mortgage its properties to fund any shortfall of cash necessary to meet cash distribution requirements necessary to maintain its REIT status. The Company anticipates that it will be able to obtain such financing, as needed; however, if the Company is unable to obtain sufficient funds within the necessary time periods, it will default on its obligations.

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

RISKS RELATED TO GROWTH OF REVENUE AND FUNDS FROM OPERATIONS

         The Company's general growth strategy requires continuing growth in the Company's funds from operations which could be negatively affected by the following factors:

         OPERATORS OF SENIOR LIVING ASSETS HAVE COME UNDER INCREASED FINANCIAL PRESSURE WHICH MAY AFFECT THEIR ABILITY TO MEET THEIR OBLIGATIONS TO THE COMPANY.

         Due to increased competition in the senior living assets sector, operators of senior living facilities have come under increased financial pressure; additionally, the implementation of the "prospective payment system" for Medicare reimbursement has increased pressure on these operators. As a result of the Capstone merger, the Company's portfolio of senior living facilities increased substantially. Since the Capstone merger, several senior living facility operators have declared bankruptcy. The Company cannot be certain that additional operator failures in this sector will not occur.

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

         Currently, 49% of the Company's real estate portfolio, including mortgages, is leased to, or supported by its five largest healthcare provider clients. To varying degrees, these providers have experienced the pressures listed above. Any financial problems experienced by these providers would negatively impact the support arrangements that the Company has with these providers and require the Company to rely solely upon rental revenue from occupant tenants. If the Company is required to rely solely upon tenant occupants with respect to one or more properties, it will experience the typical risks associated with real estate investments enjoying no supplemental credit support, including competition for individual tenants and the renewal or roll-over of existing leases.

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

Despite such occupancy rates, however, the operating cash flow produced by such hospitals adequately covers payments to the Company.

         IF A PROVIDER LOST ITS LICENSURE OR CERTIFICATION, THE COMPANY WOULD HAVE TO OBTAIN ANOTHER PROVIDER FOR THE AFFECTED FACILITY.

         Healthcare providers are subject to federal and state laws and regulations which govern financial and other arrangements between healthcare operators. The Company has no control over its tenants' ability to meet the numerous state and federal regulatory requirements. If a tenant does not continue to meet all regulatory requirements, such tenant may lose its ability to provide or bill for healthcare services. If the Company could not attract another healthcare provider on a timely basis or on acceptable terms, the Company's revenues would suffer.

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

ITEM 2.           PROPERTIES

         The Company's headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The lease agreement, covering approximately 22,551 square feet of rented space, expires on October 31, 2003, with two five-year renewal options. Annual rental is approximately $423,000.

ITEM 3.           LEGAL PROCEEDINGS

         On March 22, 1999, HR Acquisitions I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of four million dollars arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will continue to be vigorous. While the Company cannot predict the range of possible recovery or loss, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         No matter was submitted to a vote of shareholders during the fourth quarter of 2000.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Shares of the Company's common stock are traded on The New York Stock Exchange under the symbol "HR." As of December 31, 2000, there were approximately 1,733 shareholders of record. The following table sets forth the high and low sales prices per common share and the distributions declared per common share for the periods indicated.

                                                                        Distributions Declared per
      2000                       High                  Low                         Share
---------------                --------             --------            --------------------------
First Quarter                  $18.5000             $15.4375                      $0.550
Second Quarter                  19.0000              15.8125                       0.555
Third Quarter                   21.8125              17.0625                       0.560
Fourth Quarter                  21.3125              17.2500                       0.565

      1999
---------------
First Quarter                  $23.2500             $18.0000                      $0.530
Second Quarter                  22.1875              18.1875                       0.535
Third Quarter                   22.1875              18.6875                       0.540
Fourth Quarter                  19.7500              14.5000                       0.545

         On January 23, 2001, the Company declared an increase in its quarterly common stock dividend from $.565 per share ($2.26 annualized) to $.57 per share ($2.28 annualized) payable to shareholders of record as of February 15, 2001. This dividend was paid on March 7, 2001. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by the Board of Directors. Future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, the Company's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. Should access to new capital not be available, the Company is uncertain of its ability to increase its quarterly common stock dividends in the future.

         On October 15, 2000, the Company issued an aggregate of 150,000 shares of its Common Stock to three former executive officers of Capstone Capital Corporation pursuant to Consulting Agreements with such individuals. Such sales were exempt under the registration requirements of the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) of such Act.

ITEM 6.           SELECTED FINANCIAL DATA

         The Company's selected financial data, set forth on page 9 of its 2000 Annual Report to Shareholders under the caption "Selected Financial Information," is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's information relating to management's discussion and analysis of financial condition, set forth on pages 10 through 16 of the Company's 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth on page 16 of the Company's 2000 Annual Report to Shareholders.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements and the related notes, together with the report of Ernst & Young LLP thereon, set forth on pages 17 through 34 of the Company's 2000 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Information with respect to directors, set forth on pages 1 through 4 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2001 under the caption "Election of Directors," is incorporated herein by reference.

EXECUTIVE OFFICERS

         Information with respect to executive officers of the Company is included in Part I of this Report. Information with respect to the terms of office of the executive officers of the Company, set forth on pages 8 through 9 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2001 under the caption "Executive Compensation - Employment Contracts and Change-In-Control Arrangements," is incorporated herein by reference.

SECTION 16(A) COMPLIANCE

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth on pages 5 through 6 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2001 under the caption "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance," is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         Information relating to executive compensation, set forth on pages 6 through 11 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2001 under the caption "Executive Compensation," is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to the security ownership of management and certain beneficial owners, set forth on page 5 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2001 under the caption "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions, set forth on page 14 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2001 under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a) Index to Pro Forma and Historical Financial Statements, Financial Statement Schedules and Exhibits

                  (1)      FINANCIAL STATEMENTS:

                           The following financial statements of Healthcare
                  Realty Trust Incorporated are incorporated by reference in
                  Item 8 of this Report from the 2000 Annual Report to
                  Shareholders:

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

         -        Independent Auditors' Report.

         -        Consolidated Balance Sheets - December 31, 2000 and 1999.

         - Consolidated Statements of Income for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

         - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

         - Consolidated Statements of Cash Flows for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

         -        Notes to Consolidated Financial Statements.

                  (2)      FINANCIAL STATEMENT SCHEDULES:

                  Schedule II -- Valuation and Qualifying Accounts at December 31, 2000.........................S-1

                  Schedule III -- Real Estate and Accumulated Depreciation at December 31, 2000.................S-2

                  Schedule IV - Mortgage Loans on Real Estate at December 31, 2000..............................S-3

                  All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

                  (3)      Exhibits:

Exhibit
Number                                                    Description of Exhibits
------                                                    -----------------------

3.1      --       Second Articles of Amendment and Restatement of the Registrant.(1)

3.2      --       Amended and Restated Bylaws of the Registrant. (6)

4        --       Specimen stock certificate.(1)

10.1     --       1993 Employees Stock Incentive Plan of Healthcare Realty Trust Incorporated.(1)

10.2     --       1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated.(4)

10.3     --       Executive Retirement Plan, as amended.(7)

10.4     --       Retirement Plan for Outside Directors.(1)

10.5     --       Non-Qualified Deferred Compensation Plan.(7)

10.6     --       Executive Variable Incentive Compensation Plan. (7)

10.7     --       2000 Employee Stock Purchase Plan. (7)

10.8     --       Dividend Reinvestment Plan.(2)

10.9     --       Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated.
                  (7)

10.10    --       Amended and Restated Employment Agreement by and between Roger O. West and Healthcare Realty Trust Incorporated.
                  (7)

10.11    --       Amended and Restated Employment Agreement by and between Timothy G. Wallace and Healthcare Realty Trust
                  Incorporated. (7)

10.12    --       Revolving Credit Agreement, dated as of October 15, 1998, among Healthcare Realty Trust Incorporated, NationsBank,
                  N.A., First Union National Bank, Societe Generale, and Bank Austria Creditanstalt Corporate  Finance, Inc. (5)

10.13    --       Term Credit Agreement, dated as of October 15, 1998, among Healthcare Realty Trust Incorporated, Capstone Capital
                  Corporation, NationsBank, N.A., and the other lending banks. (5)

10.14    --       Amendment No. 1 to Term Credit Agreement. (6)

10.15    --       Amendment No. 2 to Term Credit Agreement. (7)

10.16    --       Amendment No. 3 to Term Credit Agreement.(8)

10.17    --       Amendment No. 4 to Term Credit Agreement.(9)

10.18    --       Amendment No. 5 to Term Credit Agreement (filed herewith).

10.19    --       Amendment No. 6 to Term Credit Agreement (filed herewith).

10.20    --       Amendment No. 7 to Term Credit Agreement (filed herewith).

10.21    --       Bank Joinder Agreement to Term Credit Agreement (filed herewith).

10.22    --       Form of Note Purchase Agreement, dated as of September 1, 1995, pertaining to $90,000,000 aggregate principal amount of 7.41% Senior Notes due September 1, 2002.(3)

10.23    --       Form of Note Purchase Agreement, dated as of March 1, 2000, pertaining to $70,000,000 aggregate principal amount of 9.49% Senior Notes due April 1, 2006.(8)

11       --       Statement re computation of per share earnings (contained in Note 9 to the Notes to the Consolidated Financial
                  Statement in the Annual Report to Shareholders for the year ended December 31, 2000 filed herewith as Exhibit 13).

13       --       Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (filed herewith).

21       --       Subsidiaries of the Registrant (filed herewith).

23       --       Consent of Ernst & Young LLP, independent auditors (filed herewith).

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

(6) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(7) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(8) Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2000 and hereby incorporated by reference.

(9)      Filed as an exhibit to the Company's Form 10-Q for the quarter ended
         June 30, 2000 and hereby incorporated by reference.

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

         4.       Retirement Plan for Outside Directors (filed as Exhibit 10.4)

         5.       Non-Qualified Deferred Compensation Plan (filed as Exhibit
                  10.5)

         6.       Executive Variable Incentive Compensation Plan (filed as
                  Exhibit 10.6)

         7.       2000 Employee Stock Purchase Plan (filed as Exhibit 10.7)

         8.       Amended and Restated Employment Agreement by and between David
                  R. Emery and Healthcare Realty Trust Incorporated (filed as
                  Exhibit 10.9)

         9.       Amended and Restated Employment Agreement by and between Roger
                  O. West and Healthcare Realty Trust Incorporated (filed as
                  Exhibit 10.10)

         10. Amended and Restated Employment Agreement by and between Timothy G. Wallace and Healthcare Realty Trust Incorporated (filed as Exhibit 10.11)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 2000. The Company furnished in accordance with Regulation FD the following reports on Form 8-K during the fourth quarter of 2000.

              Date of Earliest
               Event Reported              Date Filed                      Items Reported
             ------------------         -----------------      ------------------------------------------
             November 16, 2000          November 16, 2000      Item 9.  Regulation FD Disclosure
                                                               Item 7.  Financial Statements and Exhibits

             December 18, 2000          December 18, 2000      Item 9.  Regulation FD Disclosure
                                                               Item 7.  Financial Statements and Exhibits

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3).

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 23, 2001.

                                     HEALTHCARE REALTY TRUST INCORPORATED


                                     By: /s/ David R. Emery
                                        ----------------------------------------
                                        David R. Emery
                                        Chairman of the Board and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

                Signature                                           Title                             Date
-----------------------------------------------------   -----------------------------------       --------------
/s/ David R. Emery                                           Chairman of the Board and            March 23, 2001
-----------------------------------------------------   Chief Executive Officer (Principal
David R. Emery                                                 Executive Officer)



/s/ Timothy G. Wallace                                       Executive Vice President             March 23, 2001
-----------------------------------------------------      and Chief Financial Officer
Timothy G. Wallace                                        (Principal Financial Officer)


                                                             Senior Vice President -              March 23, 2001
/s/ Scott W. Holmes                                            Financial Reporting
-----------------------------------------------------    (Principal Accounting Officer)
Scott W. Holmes


/s/ Errol L. Biggs, Ph.D.                                            Director                     March 23, 2001
-----------------------------------------------------
Errol L. Biggs, Ph.D.


/s/ Charles Raymond Fernandez, M.D.                                  Director                     March 23, 2001
-----------------------------------------------------
Charles Raymond Fernandez, M.D.


/s/ Batey M. Gresham, Jr.                                            Director                     March 23, 2001
-----------------------------------------------------
Batey M. Gresham, Jr.

/s/ Marliese E. Mooney                                               Director                     March 23, 2001
-----------------------------------------------------
Marliese E. Mooney


/s/ Edwin B. Morris, III                                             Director                     March 23, 2001
-----------------------------------------------------
Edwin B. Morris, III


/s/ John Knox Singleton                                              Director                     March 23, 2001
-----------------------------------------------------
John Knox Singleton

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 2000
               (dollars in thousands)


                                                                        ADDITIONS
                                                         ------------------------------------------
                                            Balance at   Charged to     Charged to    Assumed from
                                            Beginning    costs and        other          Capstone                     Balance at
              Description                   of Period     expenses       accounts     Capital Corp.   Deductions(1)  End of Period
----------------------------------------------------------------------------------------------------------------------------------

2000
     Mortgage notes receivable allowance      $2,283        $   --        $   --        $   --          $  574          $1,709

     Accounts receivable allowance               995         1,069            --            --             346           1,718

     Preferred stock investment reserve           --         1,000            --            --              --           1,000

                                           ---------------------------------------------------------------------------------------
                                              $3,278        $2,069            --            --          $  920          $4,427
                                           ---------------------------------------------------------------------------------------


1999
     Mortgage notes receivable allowance      $3,000        $   --        $   --        $   --          $  717          $2,283

     Accounts receivable allowance               419           576            --            --              --             995

                                           ---------------------------------------------------------------------------------------
                                              $3,419        $  576        $   --        $   --          $  717          $3,278
                                           ---------------------------------------------------------------------------------------

1998
     Mortgage notes receivable allowance      $   --        $   --        $   --        $3,000          $   --          $3,000

     Accounts receivable allowance                15            73            --           346              15             419

                                           ---------------------------------------------------------------------------------------
                                              $   15        $   73        $   --        $3,346          $   15          $3,419
                                           ---------------------------------------------------------------------------------------

(1) Write-off or collection of the related receivable accounts.

  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000


                                                                                             Land
                                                                            -----------------------------------------
                                                                                        Costs Capitalized
                                         Number of                            Initial     Subsequent to
            Facility Type                Properties        States           Investment     Acquisition       Total
---------------------------------------------------------------------------------------------------------------------

 Ancillary Hospital Facilities               59      AL, AZ, CA, FL, GA,  $ 58,614,173       $1,291,556  $ 59,905,729
                                                     KS, MS, NV, PA, TN,
                                                         TX, VA, WY

 Assisted Living Facilities                  41      AL, CA, CT, FL, GA,    10,825,127                0    10,825,127
                                                     IL, MO, MS, NC, NJ,
                                                     OH, PA, SC, TN, TX,
                                                           VA, WY

 Comprehensive Ambulatory Care Centers       13      AZ, CA, FL, MO, TX     12,269,618          577,655    12,847,273



 Inpatient Rehabilitation Facilities         9         AL, FL, PA, TX        5,834,648                0     5,834,648



 Medical Office Buildings                    10      FL, PA, TN, TX, VA      6,845,576            2,894     6,848,470



 Other Inpatient Facilities                  3           MI, PA, TX          4,760,893          150,063     4,910,956



 Other Outpatient Facilities                 13      AL, AR, CA, FL, GA      7,599,395          436,620     8,036,015
                                                     IL, MO, MS, NV, TX
                                                             VA

 Physician Clinics                           32      AL, CA, FL, GA, IL,    29,078,433          268,064    29,346,497
                                                     MA, MO, PA, TN, TX,
                                                             VA

 Skilled Nursing Facilities                  33      AZ, CA, CO, FL, IN,    13,430,351          268,774    13,699,125
                                         ----------- KS, MI, MO, NC, OK,  -------------------------------------------
                                                       PA, TN, TX, VA

 Total Real Estate Properties               213                            149,258,214        2,995,626   152,253,840

 Corporate Property                          0                                       0                0             0
                                         -----------                      -------------------------------------------

 Total Property                             213                           $149,258,214       $2,995,626  $152,253,840
                                         ===========                      ===========================================

                                                 Buildings, Improvements, and CIP
                                       ----------------------------------------------------
                                                           Costs Capitalized
                                          Initial             Subsequent to                    Personal        Total
            Facility Type                Investment            Acquisition         Total       Property        Assets
--------------------------------------------------------------------------------------------------------------------------

 Ancillary Hospital Facilities         $  398,440,423         $11,785,485    $  410,225,908   $  622,450   $  470,754,087



 Assisted Living Facilities               230,281,040             828,987       231,110,027            0      241,935,154




 Comprehensive Ambulatory Care Centers    129,668,826             959,494       130,628,321       88,589      143,564,183



 Inpatient Rehabilitation Facilities      148,753,610                 313       148,753,922            0      154,588,570



 Medical Office Buildings                 37,151,455              801,485        37,952,940      576,297       45,377,707



 Other Inpatient Facilities                17,419,445                   0        17,419,445            0       22,330,401



 Other Outpatient Facilities               36,582,832                   0        36,582,832       61,355       44,680,202



 Physician Clinics                        130,148,313           1,413,964       131,562,277       51,777      160,960,551



 Skilled Nursing Facilities               174,739,518           2,334,539       177,074,057      215,317      190,988,499
                                       -----------------------------------------------------------------------------------



 Total Real Estate Properties           1,303,185,461          18,124,267     1,321,309,727    1,615,786    1,475,179,353

 Corporate Property                                 0                   0                      4,168,878        4,168,878
                                       -----------------------------------------------------------------------------------

 Total Property                        $1,303,185,461         $18,124,267    $1,321,309,727   $5,784,664   $1,479,348,231
                                       ===================================================================================














                                        Accumulated                      Date              Date
            Facility Type             Depreciation(1)   Encumbrances    Acquired        Constructed
--------------------------------------------------------------------------------------------------------

 Ancillary Hospital Facilities          $ 45,732,916    $22,375,434     1993-2000         1961-2000
                                                                                      4 under const. (3)


 Assisted Living Facilities               12,286,511              0     1998, 2000        1976-2000




 Comprehensive Ambulatory Care Centers    11,478,961     16,293,711     1993-1998         1991-1999
                                                                                      1 under const. (3)(2)


 Inpatient Rehabilitation Facilities       9,468,161              0        1998           1983-1991



 Medical Office Buildings                  4,713,842      5,946,166     1993-2000         1988-1998
                                                                                      1 under const. (3)


 Other Inpatient Facilities                1,023,219              0     1998, 1999           1983
                                                                                      1 under const. (3)


 Other Outpatient Facilities               5,039,456      4,960,000     1993-1999         1906-1998



 Physician Clinics                        11,505,104      7,520,000     1993-1998         1905-1999



 Skilled Nursing Facilities               17,447,457              0     1993-2000         1956-1998
                                        ----------------------------



 Total Real Estate Properties            118,695,627     57,095,310

 Corporate Property                        1,826,222              0
                                        ----------------------------

 Total Property                         $120,521,849    $57,095,310
                                        ============================



(1)      Depreciation is provided on buildings and improvements over 31.5 or
         39.0 years and personal property over 3.0 to 7.0 years.

(2) Consists of three buildings, with one building being an MOB that is under construction as of 12/31/00.

(3)      Development at 12/31/00.

(4) Total assets at 12/31/00 have an estimated aggregate total cost of $1,323,446,841 for Federal Income Tax purposes.

(5) Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2000, 1999, and 1998:


                                Year to Date Ending 12/31/00       Year to Date Ending 12/31/99      Year to Date Ending 12/31/98
                                ------------------------------    -------------------------------    ----------------------------
                                     Total       Accumulated            Total        Accumulated         Total        Accumulated
                                    Property     Depreciation          Property      Depreciation       Property     Depreciation
                                ------------------------------    -------------------------------     ----------------------------
Beginning Balance                $1,399,145,647  $ 83,995,802       $1,387,554,751   $50,116,154     $  505,698,610  $34,718,380
Retirements/dispositions:
  Real Estate                       (17,185,281)   (1,821,351)         (46,839,974)   (4,027,489)       (11,410,200)    (423,339)
  Corporate Property                    (21,130)      (13,522)                   0             0                  0            0
Additions during the period:
  Real Estate                        72,556,057    37,790,216           24,633,438    37,686,289        847,262,872   15,507,502
  Corporate Property                    623,841       570,704              286,651       220,848            119,603      313,611
  Construction in Progress           24,229,097             0           33,510,781             0         45,883,866            0
                                ------------------------------    -------------------------------    ----------------------------
Ending Balance                   $1,479,348,231  $120,521,849       $1,399,145,647   $83,995,802     $1,387,554,751  $50,116,154
                                ==============================    ===============================    ============================

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2000
(dollars in thousands)

                                                                                                      PERIODIC    ORIGINAL
                                                                           INTEREST       MATURITY     PAYMENT        FACE
    DESCRIPTION                                                                RATE           DATE       TERMS      AMOUNT

INDIVIDUAL PERMANENT MORTGAGES IN EXCESS OF 3% OF THE
    TOTAL CARRYING AMOUNT:

    Specialty hospital located in Arizona                                     9.58%       11/1/04          (1)    $ 17,800
    Skilled nursing facility located in Maryland                             10.30%       2/15/02          (1)       8,800
    Skilled nursing facility located in Maryland                             10.30%        5/5/03          (1)       6,200
    Skilled nursing facility located in Michigan                             11.47%       2/15/07          (1)       9,600
    Skilled nursing facility located in Tennessee                            10.09%      10/27/13         (10)      12,380
    Physician clinic facility located in Florida                             10.51%       10/5/10          (1)       9,400
    Assisted living facility located in Florida                              10.06%        1/1/08          (1)       5,800
    Assisted living facility located in Florida                               8.69%        2/1/09          (1)       6,300
    Skilled nursing facility located in California                           10.00%        5/1/07          (1)       5,829
    Assisted living facility in California                                   12.00%       5/31/08          (2)       6,800
    Acute care hospital located in California                                12.23%       8/10/09          (1)       8,000


OTHER MORTGAGES LESS THAN 3% OF THE TOTAL CARRYING AMOUNT:

    Twelve skilled nursing facilities located in the states of                 From            From
         Alabama, California, Florida, Massachusetts,                         8.18%          Nov-01
         Michigan, Ohio, South Carolina, Tennessee,                              to              to
         and Virginia; with face amounts ranging from $ .350 million
         to $6.3 million                                                      13.50%          Aug-09


    Twenty nine assisted living facilities located in the states of
         Alabama, Arizona, California, Georgia,
         Idaho, Mississippi, Montana, North Carolina,                          From            From
         New Mexico, Ohio, Oregon, Pennsylvania, Tennessee,                   8.48%          May-01
         Texas, and Washington; with face amounts ranging                        to              to
         from $ .350 million to $6.8 million                                  13.50%          Feb-08

    One land investment located in Texas with an original
         face amount of $2.4 million                                         12.50%          Feb-01       (10)       2,400

    One physician clinic located in Texas with an original face amount       13.00%          Sep-10       (12)         752
         of $.752 million




                                                                                  CARRYING       BALLOON
    DESCRIPTION                                                                  AMOUNT (9)      PAYMENT

INDIVIDUAL PERMANENT MORTGAGES IN EXCESS OF 3% OF THE
    TOTAL CARRYING AMOUNT:

    Specialty hospital located in Arizona                                        $ 17,703      $ 16,409(4)
    Skilled nursing facility located in Maryland                                    8,791         8,498(6)
    Skilled nursing facility located in Maryland                                    6,269         5,995(3)
    Skilled nursing facility located in Michigan                                    9,452         8,463(6)
    Skilled nursing facility located in Tennessee                                   6,374         5,955(5)
    Physician clinic facility located in Florida                                    9,430         8,006(7)
    Assisted living facility located in Florida                                     5,690         4,967(6)
    Assisted living facility located in Florida                                     6,275         5,318(6)
    Skilled nursing facility located in California                                  5,722         4,911(6)
    Assisted living facility in California                                          7,157         7,890(6)
    Acute care hospital located in California                                       7,883         6,979(8)


OTHER MORTGAGES LESS THAN 3% OF THE TOTAL CARRYING AMOUNT:

    Twelve skilled nursing facilities located in the states of
         Alabama, California, Florida, Massachusetts,
         Michigan, Ohio, South Carolina, Tennessee,
         and Virginia; with face amounts ranging from $ .350 million
         to $6.3 million                                                           23,941

    Twenty nine assisted living facilities located in the states of
         Alabama, Arizona, California, Georgia,
         Idaho, Mississippi, Montana, North Carolina,
         New Mexico, Ohio, Oregon, Pennsylvania, Tennessee,
         Texas, and Washington; with face amounts ranging
         from $ .350 million to $6.8 million                                       53,577

    One land investment located in Texas with an original
         face amount of $2.4 million                                                2,450         2,400(6)

    One physician clinic located in Texas with an original face amount                192             0(13)
         of $.752 million

                                                                                ----------
TOTAL MORTGAGE NOTES RECEIVABLE                                                  $170,906
                                                                                ==========

Notes:
(1) Paid in monthly installments of principal and interest. Principal payable in full at maturity date. Amortized over 300 months.
(2)      Interest only for 5 years. 2% of interest is capitalized.
(3) No prepayment until 3rd anniversary, then Greater of 5% penalty or (6) Yield Maintenance until December '02. No Penalty after December '02.
(4) No prepayment penalty until 4th year, then 3% penalty scaling down 1% annually.
(5) Prepayment penalty cannot be determined because future interest rate fluctuations are based on future Consumer Price Index.
(6) Yield Maintenance Amount is defined generally as % of the Principal Amount Being Prepaid x [(Present Value of the principal and Interest payments remaining to maturity at a discount rate) - (Principal Amount outstanding at the time of prepayment)].
(7) No prepayment until 5th anniversary, then 5% penalty scaling down 1% per year.
(8) No prepayment before December 2001, then 3% penalty until August 2002, then scales down 1% per year.
(9) Generally includes purchase accounting adjustment resulting from Capstone merger.
(10)     Interest only until maturity. Then principal is payable in full.
(11) Other deductions consists of 14 mortgages which were converted to master leases, and net proceeds from a mortgage participation transaction.
(12) Paid in monthly installments of principal and interest. Amortized over 120 months.
(13) Prepayment may be made with the following penalties: 1.5% penalty during first loan year, 3.5% during second loan year, 5.5% during third loan year, 8% until after maturity.

                                                                             Years Ended December 31,
                                                                -------------------------------------------------
                                                                   2000                1999                1998
                                                                ---------           ---------           ---------
Balance at beginning of period                                  $ 250,346           $ 234,504           $   4,708
Additions during period:
            New or acquired mortgages                                 192                   0             218,816
            Commitments assumed in the Capstone merger                  0              16,734                   0
            Construction fundings                                   1,444              21,804              19,864
            Other                                                     129                 407                 121
                                                                ---------           ---------           ---------
                                                                    1,765              38,945             238,801
Deductions during period:
            Collections of principal                               (1,680)             (1,931)               (164)
            Cost of mortgages sold                                (15,921)            (20,249)             (8,646)
            Amortization of premium                                  (787)               (923)               (195)
            Other (11)                                            (62,817)                  0                   0
                                                                ---------           ---------           ---------
                                                                  (81,205)            (23,103)             (9,005)
                                                                ---------           ---------           ---------
Balance at end of period                                        $ 170,906           $ 250,346           $ 234,504
                                                                =========           =========           =========