Form 10-Q
period 2001-03-31
HEALTHCARE REALTY TRUST INC
filed 2001-05-08
CIK 899749

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

                 For the quarterly period ended: March 31, 2001

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

                                 Yes [X] No [ ]

      As of May 1, 2001, 40,559,741 shares of the Registrant's Common Stock and 3,000,000 shares of the Registrant's Series A Voting Cumulative Preferred
                            Stock were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

                                    FORM 10-Q

                                 MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                              Page
Part I - Financial Information

         Item 1. Financial Statements
                 Condensed Consolidated Balance Sheets                          1
                 Condensed Consolidated Statements of Income                    2
                 Condensed Consolidated Statements of Cash Flows                3
                 Notes to Condensed Consolidated Financial Statements           4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     12

Part II - Other Information

         Item 1. Legal Proceedings                                             17

         Item 6. Reports on Form 8-K                                           17


Signature                                                                      18

ITEM 1.

                      HEALTHCARE REALTY TRUST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               (Unaudited)
                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2001           2000
                                                                               -----------    -----------
ASSETS

Real estate properties:
      Land                                                                     $   151,972    $   152,254
      Buildings and improvements                                                 1,292,034      1,290,395
      Personal property                                                              6,133          5,785
      Construction in progress                                                      36,629         30,914
                                                                               -----------    -----------
                                                                                 1,486,768      1,479,348
      Less accumulated depreciation                                               (130,089)      (120,522)
                                                                               -----------    -----------
                Total real estate properties, net                                1,356,679      1,358,826

Cash and cash equivalents                                                              313          1,788

Restricted cash                                                                        674            577

Mortgage notes receivable                                                          170,449        170,906

Other assets, net                                                                   61,258         54,979
                                                                               -----------    -----------
Total assets                                                                   $ 1,589,373    $ 1,587,076
                                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes and bonds payable                                                      548,948        536,781

      Accounts payable and accrued liabilities                                      16,265         22,714

      Other liabilities                                                             19,609         19,544
                                                                               -----------    -----------
Total liabilities                                                                  584,822        579,039
                                                                               -----------    -----------
Commitments                                                                              0              0

Stockholders' equity:

      Preferred stock, $.01 par value; 50,000,000 shares authorized;
                issued and outstanding, 2001 and 2000 - 3,000,000                       30             30

      Common stock, $.01 par value; 150,000,000 shares authorized;
                issued and outstanding, 2001 - 40,557,368; 2000 - 40,314,399           405            403


      Additional paid-in capital                                                 1,066,433      1,061,190

      Deferred compensation                                                        (14,329)        (9,730)

      Cumulative net income                                                        315,818        295,174

      Cumulative dividends                                                        (363,806)      (339,030)
                                                                               -----------    -----------
Total stockholders' equity                                                       1,004,551      1,008,037
                                                                               -----------    -----------
Total liabilities and stockholders' equity                                     $ 1,589,373    $ 1,587,076
                                                                               ===========    ===========


The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                              2001          2000
                                                           -----------   -----------

REVENUES:
      Master lease rental income                           $    25,087   $    24,017
      Property operating income                                 16,450        15,178
      Straight line rent                                         1,748         1,470
      Mortgage interest income                                   4,539         6,353
      Management fees                                              342           732
      Interest and other income                                     63           509
                                                           -----------   -----------
                                                                48,229        48,259
                                                           -----------   -----------

EXPENSES:
      General and administrative                                 2,035         2,154
      Property operating expenses                                6,191         5,464
      Interest                                                   9,785        10,526
      Depreciation                                              10,112         9,545
      Amortization                                                  80           117
                                                           -----------   -----------
                                                                28,203        27,806
                                                           -----------   -----------

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE
      PROPERTIES                                                20,026        20,453

NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                  618             0
                                                           -----------   -----------
NET INCOME                                                 $    20,644   $    20,453
                                                           ===========   ===========
NET INCOME PER COMMON SHARE - BASIC                        $      0.48   $      0.48
                                                           ===========   ===========
NET INCOME PER COMMON SHARE - DILUTED                      $      0.47   $      0.47
                                                           ===========   ===========
COMMON SHARES OUTSTANDING - BASIC                           39,628,676    39,439,719
                                                           ===========   ===========
COMMON SHARES OUTSTANDING - DILUTED                         40,540,420    40,114,946
                                                           ===========   ===========
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD    $     0.570   $     0.550
                                                           ===========   ===========





















       The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                2001        2000
                                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $ 20,644    $ 20,453
       Adjustments to reconcile net income to cash provided by operating activities:
            Depreciation and amortization                                       10,646      10,143
            Deferred compensation amortization                                     411         308
            Increase (decrease) in other liabilities                               (32)        450
            (Increase) decrease in other assets                                 (4,947)     (1,828)
            Increase (decrease) in accounts payable and accrued liabilities     (6,449)     (2,908)
            Increase in straight line rent                                      (1,748)     (1,471)
            (Gain) loss on sale of real estate                                    (618)          0
                                                                              --------    --------
       Net cash provided by operating activities                                17,907      25,147
                                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition and development of real estate properties                    (9,388)     (7,303)
       Funding of mortgages                                                          0      (1,562)
       Proceeds from sale of real estate                                         2,199       1,035
       Proceeds from mortgage payments/sales                                       298         630
                                                                              --------    --------
       Net cash used in investing activities                                    (6,891)     (7,200)
                                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on notes and bonds payable                                    25,000      15,500
       Repayments on notes and bonds payable                                   (12,950)     (9,180)
       Dividends paid                                                          (24,776)    (23,723)
       Proceeds from issuance of common stock                                      235         243
                                                                              --------    --------
       Net cash used in financing activities                                   (12,491)    (17,160)
                                                                              --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (1,475)        787
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,788       3,396
                                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    313    $  4,183
                                                                              ========    ========


















       The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Healthcare Realty Trust Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The results of operations for the three-month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2.  ORGANIZATION

         The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." As of March 31, 2001, the Company had invested in 266 properties and mortgages (the "Properties") located in 32 states, affiliated with 66 healthcare-related entities. The Properties include:

                                                   NUMBER OF    (IN THOUSANDS)
                                                   PROPERTIES     INVESTMENT
                                                   ----------     ----------
         Ancillary hospital facilities                     59     $  476,889
         Physician clinics                                 34        170,654
         Skilled nursing facilities                        49        243,313
         Comprehensive ambulatory care centers             13        143,838
         Assisted living facilities                        74        322,785
         Inpatient rehabilitation facilities                9        154,589
         Medical office buildings                          10         47,727
         Other outpatient facilities                       12         42,639
         Other inpatient facilities                         6         54,783
                                                   ----------     ----------
                                                          266     $1,657,217
                                                   ==========     ==========


NOTE 3.  FUNDS FROM OPERATIONS

         The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") revised its definition of funds from operations as described in the NAREIT White Paper issued October 1999. The adoption of this revised definition became effective January 1, 2000. Funds from operations, as defined by the NAREIT 1999 White Paper, means net income before net gains on sales of real estate properties (computed in accordance with generally accepted accounting principles) plus depreciation from real estate assets. The Company calculates its funds from operations ("FFO") using a modified version of the NAREIT's October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of FFO requires the inclusion of straight-line rental revenue in FFO.

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

                            FUNDS FROM OPERATIONS(1)

                  (Dollars in thousands, except per share data)


                                                                         Three Months Ended March 31,
                                                                        ------------------------------
                                                                            2001              2000
                                                                        ------------      ------------
Net Income before net gain (loss) on sale of real estate properties
                                                                        $     20,026      $     20,453
       Elimination of rental revenues
         recognized on a straight line basis(2)                               (1,748)           (1,470)

       Preferred Stock Dividend                                               (1,664)           (1,664)

       Real Estate Depreciation                                                9,952             9,404
                                                                        ------------      ------------
       Total Adjustments                                                       6,540             6,270
                                                                        ------------      ------------
Funds From Operations-Basic                                             $     26,566      $     26,723
                                                                        ============      ============
       Convertible Subordinated Debenture Interest                                71                 0
                                                                        ------------      ------------
Funds From Operations - Diluted                                         $     26,637      $     26,723
                                                                        ============      ============
Funds From Operations Per Common Share - Basic                          $       0.67      $       0.68
                                                                        ============      ============
Funds From Operations Per Common Share - Diluted                        $       0.66      $       0.67
                                                                        ============      ============
Common Shares Outstanding - Basic                                         39,628,676        39,439,719
                                                                        ============      ============
Common Shares Outstanding - Diluted                                       40,540,420        40,114,946
                                                                        ============      ============


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

(2) The Company calculates its FFO using a modified version of the National Association of Real Estate Investment Trust's ("NAREIT") October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of funds from operations requires the inclusion of straight-line rental revenue. If the Company had followed the NAREIT definition of funds from operations, as other healthcare REITs do, FFO on a diluted basis would have been $0.70 per common share for each of the three months ended March 31, 2001 and March 31, 2000.

NOTE 4.  NOTES AND BONDS PAYABLE

         Notes and bonds payable at March 31, 2001 consisted of the following (in thousands):

         Unsecured credit facility                        $285,000
         Term loan facility                                 17,800
         Senior notes due 2002                              36,000
         Senior notes due 2006                              70,000
         6.55% Convertible subordinated debentures, net     74,675
         10.5% Convertible subordinated debentures, net      3,294
         Mortgage notes payable                             56,928
         Other note payable                                  5,251
                                                          --------
                                                          $548,948
                                                          ========

Unsecured Credit Facility

         In 1998, the Company entered into a $265.0 million unsecured credit facility (the "Unsecured Credit Facility") with ten commercial banks. During the fourth quarter of 2000, the Company entered into an agreement with an additional bank to increase its Unsecured Credit Facility to $300.0 million. The Unsecured Credit Facility bears interest at LIBOR rates plus 1.05%, payable quarterly, and matures on October 15, 2001. In addition, the Company pays, quarterly, a commitment fee of 0.225 of 1% on the unused portion of funds available for borrowings. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At March 31, 2001, the Company had additional borrowing capacity of $15 million under the Unsecured Credit Facility.

Term Loan Facility

         In 1998, the Company entered into a $200.0 million term loan facility (the "Term Loan Facility"). The Term Loan Facility was fully repaid on April 13, 2001.

Senior Notes due 2002

         In 1995, the Company privately placed $90.0 million of unsecured senior notes (the "Senior Notes due 2002") with 16 institutions. The Senior Notes due 2002 bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. The remaining balance of $36.0 million must be repaid in two equal installments on September 1, 2001 and 2002. The note agreements pursuant to which the Senior Notes due 2002 were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements.

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

Convertible Subordinated Debentures

         In 1998, the Company assumed in an acquisition and recorded at fair value $74.74 million aggregate face amount of 6.55% Convertible Subordinated Debentures (the "6.55% Debentures"). At March 31, 2001, the Company had approximately $74.68 million aggregate principal amount of 6.55% Debentures outstanding with a face amount of $74.74 million and unaccreted discount of $0.06 million. Such rate of interest and accretion of discount represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 6.55% Debentures are due on March 14, 2002, unless redeemed earlier by the Company or converted by the holder, and became callable on March 16, 2000. Interest on the 6.55% Debentures is payable on March 14 and September 14 in each year. The 6.55% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 33.6251 shares per $1 thousand bond (subject to adjustment).

         In 1998, the Company assumed in an acquisition and recorded at fair value $3.75 million aggregate face amount of 10.5% Convertible Subordinated Debentures (the "10.5% Debentures"). At March 31, 2001, the Company had approximately $3.294 million aggregate principal amount of 10.5% Debentures outstanding with a face amount of $3.288 million and unamortized premium of $0.006 million. Such rate of interest and amortization of premium represents a yield to maturity of 7.5% per annum (computed on a semiannual bond equivalent basis). The 10.5% Debentures are due on April 1, 2002, unless redeemed earlier by the Company or converted by the holder, and became callable on April 5, 2000. Interest on the 10.5% Debentures is payable on April 1 and October 1 in each year. The 10.5% Debentures are convertible into shares of common stock of the Company at the option of the holder at any time prior to redemption or stated maturity, at a conversion rate of 52.8248 shares per $1 thousand bond (subject to adjustment).

Mortgage Notes Payable

         At March 31, 2001, the Company had assumed or entered into nine nonrecourse mortgage notes payable with related collateral, as follows (dollars in millions):

                                                                                  Book Value        Contractual
                      Original      Contractual                                 Of Collateral at     Balance at
     Mortgagor         Balance     Interest Rate        Collateral               March 31, 2001    March 31, 2001
------------------------------------------------------------------------------------------------------------------
Life Insurance Co.     $  23.3         8.500%  Ancillary hospital facility           $  43.5          $ 22.3
Life Insurance Co.         4.7         7.625%  Ancillary hospital facility              10.7             4.2
Life Insurance Co.        17.1         8.125%  Two ambulatory surgery                   37.2            16.2
                                               centers & one ancillary
                                               hospital facility
Commercial Bank           14.2         7.750%  Two physician clinics, one               16.9            14.2
                       -------                 ambulatory surgery center &           -------          ------
                       $  59.3                 one medical office building           $ 108.3          $ 56.9
                       =======                                                       =======          ======


         The $23.3 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due in January 2017. The three notes totaling $17.1 million are payable in monthly installments of principal and interest based on a 25-year amortization with a balloon payment of the unpaid balance due in September 2004. The four notes totaling $14.2 million are payable in monthly installments of interest only with the final payment due in December 2003.

Other Note Payable

         In July 1999, the Company entered into a $7.0 million note with a commercial bank. The note bears interest at 7.53%, is payable in equal semi-annual installments of principal and interest and fully amortizes in July 2005.

NOTE 5.  COMMITMENTS

         As of March 31, 2001, the Company had a net investment of approximately $36.6 million in seven build-to-suit developments in progress, which have a total remaining funding commitment of approximately $40.5 million. Further, the Company has commitments to provide funding for the enhancement of existing properties totaling $2.6 million at March 31, 2001.

         As part of the merger with Capstone Capital Corporation ("Capstone") in 1998, agreements were entered into with three individuals affiliated with Capstone that restrict competitive practices and which the Company believes will protect and enhance the value of the real estate properties acquired from Capstone. These agreements provide for the issuance of 150,000 shares of common stock of the Company to the individuals on October 15 of the years 1999, 2000, 2001 and 2002, provided all terms of the agreements are met. The Company issued 150,000 shares during 2000 and 1999 pursuant to these agreements.

NOTE 6.  ASSET ACQUISITIONS/DISPOSITIONS

         During the first quarter of 2001, the Company acquired a 16,984 square foot medical office building in Cheyenne, Wyoming for a net purchase price of $2.2 million. The Company has an ancillary hospital facility under construction on the same campus as this medical office building and will provide property management services for both buildings.

         During the first quarter of 2001, the Company sold a 10,855 square foot ambulatory surgery center in Dallas, Texas for $2.2 million in net proceeds resulting in a net gain of $0.6 million.

NOTE 7. CONTINGENCIES

         On March 22, 1999, HR Acquisitions I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of $4.0 million arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will continue to be vigorous. While the Company cannot predict the range of possible recovery or loss, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.

NOTE 8.  NET INCOME PER SHARE

         The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three months ended March 31, 2001 and 2000 (dollars in thousands, except per share data).

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
         BASIC EPS
           Weighted Average Common                   40,467,373      40,047,184
              Shares Outstanding
                  Actual Restricted Stock Shares       (838,697)       (607,465)
                                                   ------------    ------------


             Denominator - Basic                     39,628,676      39,439,719
                                                   ============    ============
             Net Income                            $     20,644    $     20,453
               Preferred Stock Dividend                  (1,664)         (1,664)
                                                   ------------    ------------

             Numerator - Basic                     $     18,980    $     18,789
                                                   ============    ============
             Per Share Amount                      $       0.48    $       0.48
                                                   ============    ============


         DILUTED EPS

           Weighted Average Common                   40,467,373      40,047,184
              Shares Outstanding
                  Actual Restricted Stock Shares       (838,697)       (607,465)
                  Restricted Shares - Treasury          639,657         644,366
                  Dilution for Convertible
                    Debentures                          175,167               0
                  Dilution for Employee Stock
                    Purchase Plan                        96,920          30,861
                                                   ------------    ------------
               Denominator - Diluted                 40,540,420      40,114,946
                                                   ============    ============
               Numerator - Basic                   $     18,980    $     18,789
               Convertible Subordinated
               Debenture Interest                            71               0
                                                   ------------    ------------
             Numerator - Diluted                   $     19,051    $     18,789
                                                   ============    ============
             Per Share Amount                      $       0.47    $       0.47
                                                   ============    ============

NOTE 9.  SUBSEQUENT EVENTS

         In April 2001, the Company entered into six mortgage notes payable with an aggregate principal balance of $35.0 million related to collateral with a book value at March 31, 2001 of $78.2 million. These mortgage notes payable and related collateral are held by special purpose entities whose sole members are wholly owned subsidiaries of the Company. These mortgages notes payable bear interest at 7.22%, are payable in monthly installments of principal and interest, and mature in May, 2011. The proceeds from these mortgages notes payable were used primarily to repay the Term Loan Facility and partially repay the Unsecured Credit Facility.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

First Quarter 2001 Compared to First Quarter 2000

         For the three months ended March 31, 2001, net income was $20.6 million, or $0.48 per basic common share ($0.47 per diluted common share), on total revenues of $48.2 million compared to net income of $20.5 million, or $0.48 per basic common share ($0.47 per diluted common share), on total revenues of $48.3 million, for the three months ended March 31, 2000. Funds from operations ("FFO") was $26.6 million, or $0.67 per basic common share ($0.66 per diluted common share), for the three months ended March 31, 2001 compared to $26.7 million, or $0.68 per basic common share ($0.67 per diluted common share), in 2000.

                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                      -----------------
                                                                       2001      2000
                                                                      -------   -------
                                                                       (in thousands)
REVENUES:
      Master lease rental income                                      $25,087   $24,017
      Property operating income                                        16,450    15,178
      Straight line rent                                                1,748     1,470
      Mortgage interest income                                          4,539     6,353
      Management fees                                                     342       732
      Interest and other income                                            63       509
                                                                      -------   -------
                                                                       48,229    48,259
                                                                      -------   -------
EXPENSES:
      General and administrative                                        2,035     2,154
      Property operating expenses                                       6,191     5,464
      Interest                                                          9,785    10,526
      Depreciation                                                     10,112     9,545
      Amortization                                                         80       117
                                                                      -------   -------
                                                                       28,203    27,806
                                                                      -------   -------
NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES    20,026    20,453

NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                         618         0
                                                                      -------   -------
NET INCOME                                                            $20,644   $20,453
                                                                      =======   =======

         Total revenues for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, remained fairly constant although there were fluctuations in certain line items as discussed below:

         - Master lease rental and property operating income increased $2.3 million or 6.0%. During 2000 and 2001, the Company acquired 15 revenue-producing properties, and one property under construction was completed and began operations.

         - Mortgage interest income decreased $1.8 million or 28.6% for 2001 compared to 2000 due to the repayment of 24 mortgages during 2000 and 2001.

         - Management fees decreased $0.4 million or 53.3% for 2001 compared to 2000 due to the loss of 1.1 million square feet in asset managed properties.

         - Interest and other income decreased $0.4 million or 87.6% for 2001 compared to 2000 due mainly to inspection fees on many of the properties and mortgages. Also during the third quarter of 2000, the Company sold a participating interest in a note receivable decreasing the Company's interest income on the note by approximately $0.2 million for the three months ended March 31, 2001.

         Total expenses for the three months ended March 31, 2001 were $28.2 million compared to $27.8 million for the same period in 2000, an increase of $0.4 million or 1.4% as discussed below:

         - Property operating expenses and depreciation expense for the three months ended March 31, 2001 compared to 2000 increased $0.7 million or 13.3% and $0.6 million or 5.9%, respectively. During 2000 and 2001, the Company acquired 15 revenue-producing properties, and one property under construction was completed and began operation.

         - Interest expense for the three months ended March 31, 2001, compared to the same period in 2000, decreased $0.7 million, or 7.0%. Interest expense on the Senior Notes due 2002 decreased $0.3 million for the three months ended March 31, 2001 compared to the same period in 2000 due to the annual principal payment of $18.0 million. Further, one mortgage note payable assumed in 1998 was defeased, by the Company, at maturity in June 2000 which resulted in a decrease of approximately $0.4 million in interest expense from 2000 to 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed in more detail in Note 4, the Company has various commitments to pay interest and outstanding principal balances on its notes and bonds payable as follows (dollars in millions):

-------------------------------------------------------------------------------------------------------------------
                                                            CONTRACTUAL
                                   BALANCE AT    MATURITY     INTEREST       INTEREST
                                 MAR. 31, 2001     DATE         RATE         PAYMENTS        PRINCIPAL PAYMENTS
-------------------------------------------------------------------------------------------------------------------
  Unsecured Credit Facility(1)      $ 285.0        10/01    LIBOR + 1.05%    Quarterly          At maturity
-------------------------------------------------------------------------------------------------------------------
  Term Loan Facility                   17.8      Repaid     LIBOR + 2.50%    Quarterly          At maturity
-------------------------------------------------------------------------------------------------------------------
  Senior Notes due 2002                36.0        9/02         7.41%       Semi-Annual     $18 million annually
-------------------------------------------------------------------------------------------------------------------
                                                                                         $20.3 million in 2004, 2005
  Senior Notes due 2006                70.0        4/06         9.49%       Semi-Annual       and $29.4 million
                                                                                                  in 2006
-------------------------------------------------------------------------------------------------------------------
  10.5% Convertible Subordinated
  Debentures, net                       3.3        4/02         10.5%       Semi-Annual         At maturity
-------------------------------------------------------------------------------------------------------------------
  6.55% Convertible Subordinated
  Debentures, net                      74.7        3/02         6.55%       Semi-Annual         At maturity
-------------------------------------------------------------------------------------------------------------------
  Mortgage notes payable               56.9      9/04-7/26    7.58%-9.3%      Monthly      Monthly or at maturity
-------------------------------------------------------------------------------------------------------------------
  Other note payable                    5.2        7/05         7.53%       Semi-Annual         Semi-Annual
                                    -------
-------------------------------------------------------------------------------------------------------------------
                                    $ 548.9
-------------------------------------------------------------------------------------------------------------------


         (1) The Company pays a quarterly commitment fee of 0.225 of 1% on the unused portion of its Unsecured Credit Facility.


         At March 31, 2001, the Company had $15.0 million available borrowing capacity under its Unsecured Credit Facility. The Unsecured Credit Facility matures in October 2001. The Company is currently in negotiation with potential lenders regarding a new revolving credit facility (the "New Credit Facility"). The Company currently contemplates that the New Credit Facility will be approximately $150.0 million. It is expected that the New Credit Facility will replace the Company's existing unsecured credit facility. There can be no assurance that the Company will enter into the New Credit Facility or, if entered into, that it will not contain terms less favorable than those currently contained in the Company's existing unsecured credit facility, as discussed in
Note 4.

         As discussed in more detail in Note 9, the Company entered into $35.0 million of secured debt financing in April 2001. The net proceeds from this transaction were used primarily to repay the Term Loan Facility and to partially repay the Unsecured Credit Facility.

         As of March 31, 2001, the Company can issue an aggregate of $500.0 million of securities remaining under its currently effective registration statement. Depending on market conditions, the Company may issue securities under its registration statement from time to time. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

         The Company is currently seeking indications of interest for an offering of $250.0 million of its senior notes through a syndicate of underwriters. The interest rate and maturity date have not been determined. There is no assurance that these notes will be issued. If the offering is completed, the proceeds will be used to repay or reduce the balance of the Unsecured Credit Facility and, to the extent available, for general corporate purposes.

         As discussed in more detail in Note 6, during the first quarter of 2001, the Company received $2.2 million in net proceeds from the sale of an ambulatory surgery center. The net proceeds from this transaction were applied to the partial repayment of the Term Loan Facility, which was fully repaid in April 2001.

         As of March 31, 2001, the Company had an investment of approximately $36.6 million in seven build-to-suit developments in progress, which have a total remaining funding commitment of approximately $40.5 million. Further, the Company has commitments to provide funding for the enhancement of existing properties totaling $2.6 million at March 31, 2001. The Company intends to fund these commitments with internally generated cash flows, proceeds from the sale of additional assets, proceeds from additional repayments of mortgage notes receivable, and capital market financings.

         At March 31, 2001, the Company had stockholders' equity in excess of $1.0 billion. The debt to total capitalization ratio was approximately .353 to 1 at March 31, 2001.

         On January 23, 2001, the Company declared an increase in its quarterly common stock dividend from $0.565 per share ($2.26 annualized) to $0.570 per share ($2.28 annualized) payable to stockholders of record on March 7, 2001. This dividend was paid on March 7, 2001. In April 2001, the Company announced payment of a common stock dividend of $0.575 per share ($2.30 annualized) payable to stockholders of record as of May 15, 2001. This dividend is payable on June 7, 2001 and relates to the period January 1, 2001 through March 31, 2001. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by its board of directors. Should access to new capital not be available, the Company is uncertain of its ability to increase its quarterly common stock dividend in the future.

         During 2001, the Company expects to pay quarterly dividends on its 8 7/8% Series A Voting Cumulative Preferred Stock in the annualized amount of $2.22 per share.

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

         The Company plans to continue to meet its liquidity needs, including funding additional investments in 2001, paying its quarterly dividends and funding its debt service from its cash flows, the proceeds of mortgage loan repayments, sales of real estate investments, payments of mortgage notes receivable, and capital market financings. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements.

The Company, however, cannot be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Impact of Inflation

         Inflation has not significantly affected the earnings of the Company because of the moderate inflation rate and the fact that most of the Company's leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing the gross revenue the Company is to receive under the terms of the leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 23 years, further reducing the risk of any adverse effects of inflation to the Company. The Unsecured Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the Unsecured Credit Facility will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods where interest rate increases outpace inflation; the Company's operating results will be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, the Company's operating results will be positively impacted.

Market Risk

         The Company is exposed to market risks, in the form of changing interest rates, on its debt and mortgage notes receivable. The Company has no market risk with respect to derivatives and foreign currency fluctuations. Management uses daily monitoring of market conditions and analytical techniques to manage this risk. The Company does not believe there have been significant changes in its market risk since December 31, 2000. For a more detailed discussion, see page 8 of Exhibit 13 "Annual Report to Shareholders" of the Company's Form 10-K for the fiscal year ended December 31, 2000.

Cautionary Language Regarding Forward Looking Statements

         This Form 10-Q and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "will," "expect," "believe," "intend," "plan," "estimate," "project," "continue," "should" and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company's current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company's filings and reports. For a detailed discussion of the risk factors associated with the Company, please refer to the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 22, 1999, HR Acquisitions I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of $4.0 million arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will continue to be vigorous. While the Company cannot predict the range of possible recovery or loss, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.

ITEM 6. REPORTS ON FORM 8-K

         The Company filed one report on Form 8-K during the first quarter of 2001.

-------------------------------------------------------------------------------------------------------------------
      DATE OF EARLIEST
       EVENT REPORTED                    DATE FILED                            ITEMS REPORTED
-------------------------------------------------------------------------------------------------------------------
February 23, 2001              February 23, 2001                Item 5.  Other Events
-------------------------------------------------------------------------------------------------------------------

         Further, the Company furnished in accordance with Regulation FD the following reports on Form 8-K or Forms 8-K/A during the first quarter of 2001:

-------------------------------------------------------------------------------------------------------------------
      DATE OF EARLIEST
       EVENT REPORTED                    DATE FILED                            ITEMS REPORTED
-------------------------------------------------------------------------------------------------------------------
January 8, 2001                January 8, 2001                  Item 7.  Financial Statements and Exhibits
                                                                Item 9.  Regulation FD Disclosure
-------------------------------------------------------------------------------------------------------------------
January 26, 2001               January 26, 2001                 Item 7.  Financial Statements and Exhibits
                                                                Item 9.  Regulation FD Disclosure
-------------------------------------------------------------------------------------------------------------------
February 2, 2001               February 2, 2001                 Item 7.  Financial Statements and Exhibits
                                                                Item 9.  Regulation FD Disclosure
-------------------------------------------------------------------------------------------------------------------
February 12, 2001              February 12, 2001                Item 7.  Financial Statements and Exhibits
                                                                Item 9.  Regulation FD Disclosure
-------------------------------------------------------------------------------------------------------------------

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HEALTHCARE REALTY TRUST INCORPORATED



                                    By: /s/ Timothy G. Wallace
                                        ----------------------------------------
                                        Timothy G. Wallace
                                        Executive Vice President, Finance
                                        and Chief Financial Officer

Date:  May 8, 2001