Form 10-Q
period 2001-06-30
HEALTHCARE REALTY TRUST INC
filed 2001-08-14
CIK 899749

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

                       For the quarterly period ended: June 30, 2001

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

                                 Yes [X] No [ ]

           As of August 1, 2001, 40,747,627 shares of the Registrant's
          Common Stock and 3,000,000 shares of the Registrant's Series
              A Voting Cumulative Preferred Stock were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

                                    FORM 10-Q

                                  JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                                  Page

Part I - Financial Information

         Item 1. Financial Statements
                 Condensed Consolidated Balance Sheets                                              1
                 Condensed Consolidated Statements of Income                                        2
                 Condensed Consolidated Statements of Cash Flows                                    4
                 Notes to Condensed Consolidated Financial Statements                               5

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        14

Part II - Other Information

         Item 1. Legal Proceedings                                                                 21

         Item 4. Submission of Matters to a Vote of Security Holders                               21

         Item 6. Exhibits and Reports on Form 8-K                                                  22


Signature                                                                                          24

ITEM 1.
                      HEALTHCARE REALTY TRUST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     (Unaudited)
                                                                                       JUNE 30,          DECEMBER 31,
                                                                                        2001                 2000
                                                                                     -----------         ------------

ASSETS

Real estate properties:
      Land                                                                           $   150,837         $   152,254
      Buildings and improvements                                                       1,316,079           1,290,395
      Personal property                                                                    6,613               5,785
      Construction in progress                                                            20,157              30,914
                                                                                     -----------         -----------
                                                                                       1,493,686           1,479,348
      Less accumulated depreciation                                                     (139,874)           (120,522)
                                                                                     -----------         -----------
                Total real estate properties, net                                      1,353,812           1,358,826

Cash and cash equivalents                                                                 41,337               1,788

Restricted cash                                                                              668                 577

Mortgage notes receivable                                                                153,253             170,906

Other assets, net                                                                         69,801              54,979
                                                                                     -----------         -----------
Total assets                                                                         $ 1,618,871         $ 1,587,076
                                                                                     ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes and bonds payable                                                            575,805             536,781

      Accounts payable and accrued liabilities                                            19,982              22,714

      Other liabilities                                                                   22,910              19,544
                                                                                     -----------         -----------

Total liabilities                                                                        618,697             579,039
                                                                                     -----------         -----------

Commitments                                                                                    0                   0

Stockholders' equity:

      Preferred stock, $.01 par value; 50,000,000 shares authorized;
                issued and outstanding, 2001 and 2000 - 3,000,000                             30                  30

      Common stock, $.01 par value;  150,000,000 shares authorized;
                issued and outstanding, 2001 - 40,595,511; 2000 - 40,314,399                 405                 403

      Additional paid-in capital                                                       1,067,180           1,061,190

      Deferred compensation                                                              (13,837)             (9,730)

      Cumulative net income                                                              335,191             295,174

      Cumulative dividends                                                              (388,795)           (339,030)
                                                                                     -----------         -----------

Total stockholders' equity                                                             1,000,174           1,008,037
                                                                                     -----------         -----------

Total liabilities and stockholders' equity                                           $ 1,618,871         $ 1,587,076
                                                                                     ===========         ===========

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                        2001                2000
                                                                                     -----------         -----------

REVENUES:
      Master lease rental income                                                     $    25,025         $    24,091
      Property operating income                                                           17,590              15,626
      Straight line rent                                                                   1,443               2,998
      Mortgage interest income                                                             4,507               6,139
      Management fees                                                                        381                 738
      Interest and other income                                                              549                 258
                                                                                     -----------         -----------
                                                                                          49,495              49,850
                                                                                     -----------         -----------

EXPENSES:
      General and administrative                                                           2,758               1,845
      Property operating expenses                                                          6,672               5,759
      Interest                                                                            10,414              10,983
      Depreciation                                                                        10,168               9,649
      Amortization                                                                            74                 116
                                                                                     -----------         -----------
                                                                                          30,086              28,352
                                                                                     -----------         -----------

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE
        PROPERTIES                                                                        19,409              21,498

NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                                            (36)               (311)
                                                                                     -----------         -----------

NET INCOME                                                                           $    19,373         $    21,187
                                                                                     ===========         ===========

NET INCOME PER COMMON SHARE - BASIC                                                  $      0.45         $      0.49
                                                                                     ===========         ===========

NET INCOME PER COMMON SHARE - DILUTED                                                $      0.44         $      0.49
                                                                                     ===========         ===========

COMMON SHARES OUTSTANDING - BASIC                                                     39,721,416          39,526,317
                                                                                     ===========         ===========

COMMON SHARES OUTSTANDING - DILUTED                                                   40,566,400          40,168,158
                                                                                     ===========         ===========

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD                              $     0.575         $     0.555
                                                                                     ===========         ===========

       The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                        2001                2000
                                                                                     -----------         -----------
REVENUES:
      Master lease rental income                                                     $    50,112         $    48,108
      Property operating income                                                           34,040              30,804
      Straight line rent                                                                   3,191               4,468
      Mortgage interest income                                                             9,046              12,492
      Management fees                                                                        723               1,470
      Interest and other income                                                              612                 767
                                                                                     -----------         -----------
                                                                                          97,724              98,109
                                                                                     -----------         -----------

EXPENSES:
      General and administrative                                                           4,793               3,999
      Property operating expenses                                                         12,863              11,223
      Interest                                                                            20,199              21,509
      Depreciation                                                                        20,280              19,194
      Amortization                                                                           154                 233
                                                                                     -----------         -----------
                                                                                          58,289              56,158
                                                                                     -----------         -----------

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                       39,435              41,951

NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                                            582                (311)
                                                                                     -----------         -----------

NET INCOME                                                                           $    40,017         $    41,640
                                                                                     ===========         ===========

NET INCOME PER COMMON SHARE - BASIC                                                  $      0.92         $      0.97
                                                                                     ===========         ===========

NET INCOME PER COMMON SHARE - DILUTED                                                $      0.91         $      0.95
                                                                                     ===========         ===========

COMMON SHARES OUTSTANDING - BASIC                                                     39,675,562          39,484,644
                                                                                     ===========         ===========

COMMON SHARES OUTSTANDING - DILUTED                                                   40,543,038          40,132,228
                                                                                     ===========         ===========

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD                              $     1.145         $     1.105
                                                                                     ===========         ===========

       The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                      2001              2000
                                                                                   ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                  $   40,017        $   41,640
       Adjustments to reconcile net income to cash provided by operating activities:
            Depreciation and amortization                                              21,407            20,449
            Deferred compensation amortization                                            905               669
            Increase in other liabilities                                                 370             2,477
            Increase in other assets                                                  (12,713)           (4,745)
            Increase (decrease) in accounts payable and accrued liabilities            (2,732)            1,878
            Increase in straight line rent                                             (3,191)           (2,998)
            (Gain) loss on sale of real estate                                           (582)              311
                                                                                   ----------        ----------
       Net cash provided by operating activities                                       43,481            59,681
                                                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition and development of real estate properties                          (20,426)          (46,492)
       Funding of mortgages                                                                 0            (7,677)
       Proceeds from sale of real estate                                                6,058             5,187
       Proceeds from mortgage payments/sales                                           17,084            41,966
                                                                                   ----------        ----------
       Net cash provided by (used in) investing activities                              2,716            (7,016)
                                                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on notes and bonds payable                                          358,452           111,500
       Repayments on notes and bonds payable                                         (316,315)         (118,482)
       Dividends paid                                                                 (49,765)          (47,656)
       Proceeds from issuance of common stock                                             980               500
                                                                                   ----------        ----------
       Net cash used in financing activities                                           (6,648)          (54,138)
                                                                                   ----------        ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       39,549            (1,473)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          1,788             3,396
                                                                                   ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   41,337        $    1,923
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

                                  JUNE 30, 2001

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

         The results of operations for the three-month and six-month periods ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2. ORGANIZATION

         The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." As of June 30, 2001, the Company had invested in 257 properties and mortgages (the "Properties") located in 32 states, affiliated with 64 healthcare-related entities. The Properties include:

                                                           NUMBER OF    (IN THOUSANDS)
                                                           PROPERTIES     INVESTMENT
                                                           ----------   --------------

         Ancillary hospital facilities                          59        $  485,873
         Physician clinics                                      33           167,033
         Skilled nursing facilities                             47           237,133
         Comprehensive ambulatory care centers                  13           144,351
         Assisted living facilities                             69           314,440
         Inpatient rehabilitation facilities                     9           154,589
         Medical office buildings                               10            48,157
         Other outpatient facilities                            12            42,640
         Other inpatient facilities                              5            52,723
                                                              ----        ----------
                                                               257        $1,646,939
                                                              ====        ==========

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and later amended FAS 133 with Statement No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities" (FAS 138"). The Company became a party to two derivative instruments and adopted FAS 133 and FAS 138 effective in June 2001.

NOTE 4. FUNDS FROM OPERATIONS

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

                            FUNDS FROM OPERATIONS(1)

                  (Dollars in thousands, except per share data)

                                                                              Three Months Ended June 30,
                                                                              ----------------------------
                                                                                 2001              2000
                                                                              ----------        ----------

Net Income before net gain (loss) on sale of real estate
properties                                                                    $   19,409        $   21,498
       Elimination of rental revenues
         recognized on a straight line basis(2)                                   (1,443)           (2,998)

       Preferred Stock Dividend                                                   (1,664)           (1,664)

       Real Estate Depreciation                                                    9,989             9,500
                                                                              ----------        ----------

       Total Adjustments                                                           6,882             4,838
                                                                              ----------        ----------

Funds From Operations-Basic                                                   $   26,291        $   26,336
                                                                              ==========        ==========

       Convertible Subordinated Debenture Interest                                     4                 0
                                                                              ----------        ----------

Funds From Operations - Diluted                                               $   26,295        $   26,336
                                                                              ==========        ==========

Funds From Operations Per Common Share - Basic                                $     0.66        $     0.67
                                                                              ==========        ==========

Funds From Operations Per Common Share - Diluted                              $     0.65        $     0.66
                                                                              ==========        ==========

Common Shares Outstanding - Basic                                             39,721,416        39,526,317
                                                                              ==========        ==========

Common Shares Outstanding - Diluted                                           40,566,400        40,168,158
                                                                              ==========        ==========

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

(2) The Company calculates its FFO using a modified version of the National Association of Real Estate Investment Trust's ("NAREIT") October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of funds from operations requires the inclusion of straight-line rental revenue. If the Company had followed the NAREIT definition of funds from operations, as other healthcare REITs do, FFO on a diluted basis would have been $0.68 per common share for the three months ended June 30, 2001.

                            FUNDS FROM OPERATIONS(1)

                  (Dollars in thousands, except per share data)

                                                                       Six Months Ended June 30,
                                                                    --------------------------------
                                                                        2001                2000
                                                                    ------------        ------------

Net Income before net gain (loss) on sale of real estate
properties                                                          $     39,435        $     41,951
       Elimination of rental revenues
         recognized on a straight line basis(2)                           (3,191)             (4,468)

       Preferred Stock Dividend                                           (3,328)             (3,328)

       Real Estate Depreciation                                           19,941              18,905
                                                                    ------------        ------------

       Total Adjustments                                                  13,422              11,109
                                                                    ------------        ------------

Funds From Operations-Basic                                         $     52,857        $     53,060
                                                                    ============        ============

       Convertible Subordinated Debenture Interest                            74                   0
                                                                    ------------        ------------

Funds From Operations - Diluted                                     $     52,931        $     53,060
                                                                    ============        ============

Funds From Operations Per Common Share - Basic                      $       1.33        $       1.34
                                                                    ============        ============

Funds From Operations Per Common Share - Diluted                    $       1.31        $       1.32
                                                                    ============        ============

Common Shares Outstanding - Basic                                     39,675,562          39,484,644
                                                                    ============        ============

Common Shares Outstanding - Diluted                                   40,543,038          40,132,228
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

(2) The Company calculates its FFO using a modified version of the National Association of Real Estate Investment Trust's ("NAREIT") October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of funds from operations requires the inclusion of straight-line rental revenue. If the Company had followed the NAREIT definition of funds from operations, as other healthcare REITs do, FFO on a diluted basis would have been $1.38 per common share for the six months ended June 30, 2001.

NOTE 5. NOTES AND BONDS PAYABLE

         Notes and bonds payable at June 30, 2001 consisted of the following (in thousands):

Unsecured Credit Facility                                 $      0
Term Loan Facility                                               0
Senior Notes due 2002                                       36,000
Senior Notes due 2006                                       70,000
Senior Notes due 2011                                      295,560
6.55% Convertible Subordinated Debentures, net              74,737
10.5% Convertible Subordinated Debentures, net               2,894
Mortgage notes payable                                      91,364
Other note payable                                           5,250
                                                          --------
                                                          $575,805
                                                          ========

Unsecured Credit Facilities

         In 1998, the Company entered into a $265.0 million (amended in 2000 to $300.0 million) unsecured credit facility (the "Unsecured Credit Facility"). The Unsecured Credit Facility was fully retired in May 2001 with proceeds from the sale of $300.0 million Senior Notes due 2011. In July 2001, the Company replaced the Unsecured Credit Facility with a new $150 million credit facility (the "Unsecured Credit Facility due 2004"). The Unsecured Credit Facility due 2004 bears interest at LIBOR rates plus 1.15%, payable quarterly, and matures in July 2004. In addition, the Company pays a facility fee of 0.2% on the commitment. The Unsecured Credit Facility due 2004 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At July 31, 2001, the Company had additional borrowing capacity of $120 million under the Unsecured Credit Facility due 2004.

Term Loan Facility

         In 1998, the Company entered into a $200.0 million term loan facility (the "Term Loan Facility"). The Term Loan Facility was fully repaid in April 2001.

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

Senior Notes due 2006

         In April 2000, the Company privately placed $70.0 million of unsecured senior notes (the "Senior Notes due 2006") with multiple purchasers affiliated with two institutions. The Senior Notes due 2006 bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. On April 1, 2004 and 2005, the Company must repay $20.3 million of the principal with the remaining principal balance of $29.4 million payable upon maturity. The note agreements pursuant to which the Senior Notes due 2006 were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements.

Senior Notes due 2011

         In May 2001, the Company publicly issued $300.0 million unsecured senior notes due 2011 (the "Senior Notes due 2011"). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, beginning November 1, 2001, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding a 8.202% interest rate per annum. Net proceeds from the issuance of the Senior Notes due 2011 were used to fully retire the Unsecured Credit Facility and to partially redeem the 6.55% and 10.5% Convertible Subordinated Debentures in July 2001.

         Upon repayment of the Term Loan Facility in April 2001 and the repayment of the Unsecured Credit Facility in May 2001, the Company's outstanding debt was primarily fixed rate. The Company's practice and objective has been to protect itself against changes in fair value due to changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in June 2001, the Company entered into interest rate swap agreements with two lending institutions for notional amounts totaling $125 million which are expected to offset changes in the fair value of $125 million of the Senior Notes due 2011. In both interest rate swaps, the Company receives a 8.125% fixed rate and pays a variable rate of LIBOR plus 1.99%, set in arrears, with semi-annual settlement dates each May 1 and November
1. The swaps are callable, at fair value, by either party if and only if the other party is downgraded below investment grade by two or more rating agencies. These derivative instruments meet all requirements of a fair value hedge and are accounted for using the "shortcut method" as set forth in FAS 133. As such, changes in fair value will have no impact on the income statement. At June 30, 2001, the fair value of the hedge is reported in other liabilities with an offsetting decrease to the Senior Notes due 2011 included in notes and bonds payable on the Company's balance sheet.

Convertible Subordinated Debentures

         In 1998, the Company assumed in an acquisition and recorded at fair value $74.7 million aggregate face amount of 6.55% Convertible Subordinated Debentures (the "6.55% Debentures") and $3.8 million aggregate face amount of 10.5% Convertible Subordinated Debentures (the "10.5% Debentures"). During the second quarter, the Company notified the holders of the 6.55% Debentures and 10.5% Debentures that it was exercising its call option. During the call period, holders converted $3.3 million principal amount of these debentures into 169,686 shares of the Company's common stock. On July 11, 2001, the Company redeemed the 6.55% Debentures for a total redemption price, including unpaid interest, of $1,015 per $1,000 principal amount and redeemed the 10.5% Debentures for a total redemption price, including unpaid interest, of $1,044 per $1,000 principal amount.

         These redemptions of the 6.55% Debentures and 10.5% Debentures, which totaled approximately $74.7 million, were funded from proceeds of the $300 million Senior Notes due 2011 and the $150 million Unsecured Credit Facility due 2004.

Mortgage Notes Payable

         At June 30, 2001, the Company had assumed or entered into 17 nonrecourse mortgage notes payable, with related collateral, as follows (dollars in millions):

                                                                                Original
                                                                               Investment      Contractual
                    Original   Contractual                                  Of Collateral at   Balance at
     Mortgagor      Balance   Interest Rate           Collateral             June 30, 2001    June 30, 2001
     ---------      --------  ------------- ------------------------------  ----------------  -------------
Life Insurance Co.   $ 23.3       8.500%    Ancillary hospital facility          $ 43.6           $ 22.2
Life Insurance Co.      4.7       7.625%    Ancillary hospital facility            10.7              4.2
Life Insurance Co.     17.1       8.125%    Two ambulatory surgery                 37.2             16.2
                                            centers & one ancillary
                                            hospital facility
Commercial Bank        14.2       7.750%    Two physician clinics, one             16.9             14.2
                                            ambulatory  surgery  center &
                                            one medical office building
Commercial Bank        35.0       7.220%    Nine ancillary hospital                78.2             34.6
                                            facilities & one physician
                                            clinic
                     ------                                                      ------           ------
                     $ 94.3                                                      $186.6           $ 91.4
                     ======                                                      ======           ======

         The $23.3 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due in January 2017. The three notes totaling $17.1 million are payable in monthly installments of principal and interest based on a 25-year amortization with a balloon payment of the unpaid balance due in September 2004. The four notes totaling $14.2 million are payable in monthly installments of interest only with the final payment due in December 2003. The six notes totaling $35.0 million and the related collateral are held by special purpose entities whose sole members are solely owned subsidiaries of the Company. These six fully amortizing notes are payable in monthly installments of principal and interest and mature in May 2011.

Other Note Payable

         In July 1999, the Company entered into a $7.0 million note with a commercial bank. The note bears interest at 7.53%, is payable in equal semi-annual installments of principal and interest and fully amortizes in July 2005.

NOTE 6. COMMITMENTS

         As of June 30, 2001, the Company had a net investment of approximately $20.2 million in five build-to-suit developments in progress, which have a total remaining funding commitment of approximately $28.5 million.

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

NOTE 7. ASSET ACQUISITIONS/DISPOSITIONS

         During the first quarter of 2001, the Company acquired a 16,984 square foot medical office building in Cheyenne, Wyoming for a net purchase price of $2.2 million. The Company constructed an ancillary hospital facility on the same campus as this medical office building and is providing property management services for both buildings.

         During the first quarter of 2001, the Company sold a 10,855 square foot ambulatory surgery center in Dallas, Texas for $2.2 million in net proceeds resulting in a net gain of $0.6 million.

         During the second quarter of 2001, the Company sold a 25,660 square foot physician clinic in Framingham, Massachusetts for $3.9 million in net proceeds resulting in a net loss of approximately $0.04 million.

NOTE 8. CONTINGENCIES

         On March 22, 1999, HR Acquisition I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of $4.0 million arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will continue to be vigorous. While the Company cannot predict the range of possible recovery or loss, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.

NOTE 9. NET INCOME PER SHARE

         The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three and six months ended June 30, 2001 and 2000 (dollars in thousands, except per share data).

                                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                             2001                2000                2001                2000
                                                         ------------        ------------        ------------        ------------

         BASIC EPS
           Weighted Average Common                         40,559,591          40,130,531          40,513,737          40,088,858
              Shares Outstanding
                  Actual Restricted Stock Shares             (838,175)           (604,214)           (838,175)           (604,214)
                                                         ------------        ------------        ------------        ------------
             Denominator - Basic                           39,721,416          39,526,317          39,675,562          39,484,644
                                                         ============        ============        ============        ============
             Net Income                                  $     19,373        $     21,187        $     40,017        $     41,640
               Preferred Stock Dividend                        (1,664)             (1,664)             (3,328)             (3,328)
                                                         ------------        ------------        ------------        ------------
             Numerator - Basic                           $     17,709        $     19,523        $     36,689        $     38,312
                                                         ============        ============        ============        ============
             Per Share Amount                            $       0.45        $       0.49        $       0.92        $       0.97
                                                         ============        ============        ============        ============

         DILUTED EPS
             Weighted Average Common                       40,559,591          40,130,531          40,513,737          40,088,858
                 Shares Outstanding
               Actual Restricted Stock Shares                (838,175)           (604,214)           (838,175)           (604,214)
               Restricted Shares - Treasury                   555,268             601,914             584,591             612,190
               Dilution for Convertible
                 Debentures                                   173,688                   0             175,167                   0
               Dilution for Employee Stock
                 Purchase Plan                                116,028              39,927             107,718              35,394
                                                         ------------        ------------        ------------        ------------
               Denominator - Diluted                       40,566,400          40,168,158          40,543,038          40,132,228
                                                         ============        ============        ============        ============
               Numerator - Basic                         $     17,709        $     19,523        $     36,689        $     38,312
               Convertible Subordinated
                 Debenture Interest                                 4                   0                  74                   0
                                                         ------------        ------------        ------------        ------------
               Numerator - Diluted                       $     17,713        $     19,523        $     36,763        $     38,312
                                                         ============        ============        ============        ============
               Per Share Amount                          $       0.44        $       0.49        $       0.91        $       0.95
                                                         ============        ============        ============        ============

NOTE 10. SUBSEQUENT EVENTS

         In July 2001, the Company replaced its Unsecured Credit Facility with a new $150 million Unsecured Credit Facility due 2004. Also, the Company redeemed its 6.55% Debentures and its 10.5% Debentures. (See Note 5 for further discussion.)

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Second Quarter 2001 Compared to Second Quarter 2000

         For the three months ended June 30, 2001, net income was $19.4 million, or $0.45 per basic common share ($0.44 per diluted common share), on total revenues of $49.5 million compared to net income of $21.2 million, or $0.49 per basic and diluted common share, on total revenues of $49.9 million, for the three months ended June 30, 2000. Funds from operations ("FFO") was $26.3 million, or $0.66 per basic common share ($0.65 per diluted common share), for the three months ended June 30, 2001 compared to $26.3 million, or $0.67 per basic common share ($0.66 per diluted common share), for the same period in 2000.

         Total revenues for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, decreased approximately $0.4 million due to fluctuations in certain line items as discussed below:

         - Master lease rental and property operating income increased $2.9 million or 7.3%. During 2000 and 2001, the Company acquired 15 revenue-producing properties, and three properties under construction were completed and began operations.

         - Straight line rent decreased $1.6 million or 51.9% for the three months ended June 30, 2001 compared to the same period in 2000. This decrease is primarily attributable to the identification during the second quarter of 2000 of additional leases acquired in 1998 for which straight line rent should have been recognized.

         - Mortgage interest income decreased $1.6 million or 26.6% for 2001 compared to 2000 due mainly to the repayment of 30 mortgages during 2000 and 2001.

         - Management fees decreased $0.4 million or 48.4% for 2001 compared to 2000 due mostly to the loss of 3.7 million square feet in property and asset managed properties effective in 2001.

         - Interest and other income increased $0.3 million or 112.8% for 2001 compared to 2000 due to many factors including interest earned on excess cash remaining from the May 2001 sale of the Senior Notes due 2011, fees earned in 2001 from consulting engagements, and fees earned due to the prepayment of mortgage notes receivable. Also during the third quarter of 2000, the Company sold a participating interest in a note receivable decreasing the Company's interest income thereafter.

         Total expenses for the three months ended June 30, 2001 were $30.1 million compared to $28.4 million for the same period in 2000, an increase of $1.7 million or 6.1% for reasons discussed below:

         - General and administrative expenses increased $0.9 million or 49.5% for the three months ended June 30, 2001 compared to 2000 due mainly to an increase in the number of employees and related compensation for property management, development, and other service-based activities.

         - Property operating expenses and depreciation expense for the three months ended June 30, 2001 compared to 2000 increased $0.9 million or 15.9% and $0.5 million or 5.4%, respectively. During 2000 and 2001, the Company acquired 15 revenue-producing properties, and three properties under construction were completed and began operations.

         - Interest expense for the three months ended June 30, 2001, compared to the same period in 2000, decreased $0.6 million, or 5.2%. Interest expense on the Senior Notes due 2002 decreased $0.3 million due to annual principal payments of $18.0 million. Further, one mortgage note payable assumed in 1998 was defeased, by the Company, at maturity in June 2000 which resulted in a decrease of approximately $0.3 million in interest expense from 2000 to 2001. Interest expense resulting from issuances of new debt in 2001, as discussed in more detail in Note 5, was primarily offset by a decrease in interest expense on the Unsecured Credit Facility and Term Loan Facility which were both repaid in 2001.

Six Months ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         For the six months ended June 30, 2001, net income was $40.0 million, or $0.92 per basic common share ($0.91 per diluted common share), on total revenues of $97.7 million compared to net income of $41.6 million, or $0.97 per basic common share ($0.95 per diluted common share), on total revenues of $98.1 million, for the six months ended June 30, 2000. Funds from operations ("FFO") was $52.9 million, or $1.33 per basic common share ($1.31 per diluted common share), for the six months ended June 30, 2001 compared to $53.1 million, or $1.34 per basic common share ($1.32 per diluted common share), for the same period in 2000.

         Total revenues for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, decreased approximately $0.4 million due to fluctuations in certain line items as discussed below:

         - Master lease rental and property operating income increased $5.2 million or 6.6%. During 2000 and 2001, the Company acquired 15 revenue-producing properties, and three properties under construction were completed and began operations.

         - Straight line rent decreased $1.3 million or 28.6% for the six months ended June 30, 2001 compared to the same period in 2000. This decrease is primarily attributable to the identification during the second quarter of 2000 of additional leases acquired in 1998 for which straight line rent should have been recognized.

         - Mortgage interest income decreased $3.4 million or 27.6% for 2001 compared to 2000 due mainly to the repayment of 30 mortgages during 2000 and 2001.

         - Management fees decreased $0.7 million or 50.8% for 2001 compared to 2000 due mainly to the loss of 3.7 million square feet in property and asset managed properties effective in 2001.

         Total expenses for the six months ended June 30, 2001 were $58.3 million compared to $56.2 million for the same period in 2000, an increase of $2.1 million or 3.8% for reasons discussed below:

         - General and administrative expenses increased $0.8 million or 19.9% for the six months ended June 20, 2001 compared to 2000 due mainly to an increase in the number of employees and related compensation for property management, development, and other service-based activities.

         - Property operating expense and depreciation expense for the six months ended June 30, 2001 compared to 2000 increased $1.6 million or 14.6% and $1.1 million or 5.7%, respectively. During 2000 and 2001, the Company acquired 15 revenue-producing properties, and three properties under construction were completed and began operations.

         - Interest expense for the six months ended June 30, 2001, compared to the same period in 2000, decreased $1.3 million or 6.1%. Interest expense on the Senior Notes due 2002 decreased $0.7 million due to annual principal payments of $18.0 million. Further, one mortgage note payable assumed in 1998 was defeased, by the Company, at maturity in June 2000 which resulted in a decrease of approximately $0.7 million in interest expense from 2000 to 2001. Interest expense resulting from issuances of new debt in 2001, as discussed in more detail in Note 5, was primarily offset by a decrease in interest on the Unsecured Credit Facility and Term Loan Facility which were both repaid in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed in more detail in Note 5, the Company has various commitments to pay interest and outstanding principal balances on its notes and bonds payable as follows (dollars in millions):

                                                                CONTRACTUAL
                                     BALANCE AT    MATURITY      INTEREST      INTEREST
                                   JUNE 30, 2001     DATE          RATE        PAYMENTS       PRINCIPAL PAYMENTS
                                   -------------   ---------   ------------    --------       ------------------

Unsecured Credit Facility due
2004                                   $  0.0        7/04      LIBOR +1.15%    Quarterly      At maturity

Senior Notes due 2002                    36.0        9/02         7.41%        Semi-Annual    $18 million annually

                                                                                              $20.3 million in 2004,
Senior Notes due 2006                    70.0        4/06         9.49%        Semi-Annual    2005 and $29.4 million
                                                                                              in 2006

Senior Notes due 2011                   295.6        5/11         8.20%        Semi-Annual    At maturity

10.5% Convertible Subordinated                     Redeemed
Debentures, net                           2.9      in 7/01        10.5%        Semi-Annual    At maturity

6.55% Convertible Subordinated                     Redeemed
Debentures, net                          74.7      in 7/01        6.55%        Semi-Annual    At maturity

Mortgage notes payable                   91.4      9/04-7/26    7.22%-8.13%    Monthly        Monthly or at maturity

Other note payable                        5.2        7/05         7.53%        Semi-Annual    Semi-Annual
                                       ------
                                       $575.8

         During 2001, the Company has focused on reorganizing its debt structure and repaying or replacing debt instruments with shorter maturities with debt instruments with longer maturities, effectively strengthening its balance sheet (see Note 5 for more detail):

         - During 2001, the Company sold a 10,855 square foot ambulatory surgery center and a 25,660 square foot physician clinic for net proceeds totaling $6.1 million. These proceeds were used to partially repay the Term Loan Facility and Unsecured Credit Facility both due in 2001. (See Note 7 for further details).

         - In April 2001, the Company entered into six mortgage notes due 2011 totaling $35 million. The net proceeds from this transaction were used to fully repay the Term Loan Facility due 2001 and partially repay the Unsecured Credit Facility due 2001.

         - In May 2001, the Company publicly issued $300.0 million of Senior Notes due 2011 and used the net proceeds to fully repay the Unsecured Credit Facility due 2001 and partially redeem the 6.55% Debentures and 10.5% Debentures, both due in 2002.

         - In July 2001, the Company replaced its $300.0 million Unsecured Credit Facility due 2001 with a new $150 million Unsecured Credit Facility due 2004. The Unsecured Credit Facility due 2004 bears interest at LIBOR rates plus 1.15%, payable quarterly, and matures in July 2004. In addition, the Company pays a facility fee of 0.2% on the commitment. Also, the Company redeemed its 6.55% Debentures and 10.5% Debentures from proceeds remaining from the $300 million Senior Notes due 2011 and from the new Unsecured Credit Facility due 2004. After these redemptions, the Company had $30 million outstanding under its Unsecured Credit Facility due 2004.

         Though the Company may continue to focus on reorganizing its debt structure, currently the Company has lengthened its debt maturities in such a manner that approximately 71.0% of its current debt balance is due after 2005.

         Upon repayment of the Term Loan Facility in April 2001 and the repayment of the Unsecured Credit Facility in May 2001, the Company's outstanding debt was primarily fixed rate. The Company's practice and objective has been to protect itself against changes in fair value due to changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in June 2001, the Company entered into interest rate swap agreements with two lending institutions for notional amounts totaling $125 million which are expected to offset changes in the fair value of $125 million of the Senior Notes due 2011. In both interest rate swaps, the Company receives a 8.125% fixed rate and pays a variable rate of LIBOR plus 1.99%, set in arrears, with semi-annual settlement dates each May 1 and November
1. The swaps are callable, at fair value, by either party if and only if the other party is downgraded below investment grade by two or more rating agencies. These derivative instruments meet all requirements of a fair value hedge and are accounted for using the "shortcut method" as set forth in FAS 133. As such, changes in fair value will have no impact on the income statement. At June 30, 2001, the fair value of the hedge is reported in other liabilities with an offsetting decrease to the Senior Notes due 2011 included in notes and bonds payable on the Company's balance sheet.

         As of June 30, 2001, the Company can issue an aggregate of $200.0 million of securities remaining under its currently effective registration statement. Depending on market conditions, the Company may issue securities under its registration statement from time to time. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

         As of June 30, 2001, the Company had a net investment of approximately $20.2 million in five build-to-suit developments in progress, which have a total remaining funding commitment of approximately $28.5 million. The Company intends to fund these commitments with internally generated cash flows, proceeds from the sale of additional assets, proceeds from additional repayments of mortgage notes receivable, proceeds from the new Unsecured Credit Facility due 2004, or from additional capital market financings.

         At June 30, 2001, the Company had stockholders' equity in excess of $1.0 billion. The debt to total capitalization ratio was approximately .37 to 1 at June 30, 2001.

         On April 24, 2001, the Company declared an increase in its quarterly common stock dividend from $0.570 per share ($2.28 annualized) to $0.575 per share ($2.30 annualized) payable to stockholders of record on May 15, 2001. This dividend was paid on June 7, 2001. In July 2001, the Company announced payment of a common stock dividend of $0.580 per share ($2.32 annualized) payable to stockholders of record as of August 15, 2001. This dividend is payable on September 6, 2001 and relates to the period April 1, 2001 through June 30, 2001. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by its board of directors. Should access to new capital not be available, the Company is uncertain of its ability to increase its quarterly common stock dividend in the future.

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

Impact of Inflation

         Inflation has not significantly affected the earnings of the Company because of the moderate inflation rate and the fact that most of the Company's leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing the gross revenue the Company is to receive under the terms of the leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 23 years, further reducing the risk of any adverse effects of inflation to the Company. Interest payable under the interest rate swaps and Unsecured Credit Facility due 2004 bears interest at a variable rate; therefore, interest payable under the swaps and this debt will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods where interest rate increases outpace inflation; the Company's operating results will be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, the Company's operating results will be positively impacted.

Market Risk

         The Company is exposed to market risks, in the form of changing interest rates, on its debt and mortgage notes receivable. The Company has no market risk with respect to foreign currency fluctuations. Management uses daily monitoring of market conditions and analytical techniques to manage this risk. During 2001, the Company significantly changed its debt structure. The Company repaid its variable rate Term Loan Facility, redeemed its 6.55% Debentures and its 10.5% Debentures, retired its variable rate Unsecured Credit Facility and replaced it with a new variable rate Unsecured Credit Facility due 2004. The Company also entered into six fixed rate mortgages and publicly issued $300 million of fixed rate Senior Notes due 2011. Further, the Company entered into two, receive fixed, pay variable interest rate swaps for notional amounts totaling $125 million which are expected to offset changes in the fair value of $125 million of the Senior Notes due 2011. See Liquidity and Capital Resources in this Form 10-Q for further discussion. Also, see page 8 of Exhibit 13 "Annual Report to Shareholders" of the Company's Form 10-K for the fiscal year ended December 31, 2000.

Cautionary Language Regarding Forward Looking Statements

         This Form 10-Q and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "will," "expect," "believe," "intend," "plan," " estimate," "project," "continue," "should" and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company's current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company's filings and reports. For a detailed discussion of the risk factors associated with the Company, please refer to the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On March 22, 1999, HR Acquisition I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of $4.0 million arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will continue to be vigorous. While the Company cannot predict the range of possible recovery or loss, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on May 15, 2001. At this meeting, the following matters were voted upon by the Company's shareholders.

(a)      Election of Class 2 Directors

         Marliese E. Mooney, Edwin B. Morris, III, and John Knox Singleton were elected to serve as Class 2 directors of the Company until the annual meeting of shareholders in 2004 or until their respective successors are elected and qualified. The vote was as follows:

                                  Votes Cast             Votes Cast Against           Abstentions/
                                   In Favor                 or Withheld                 Non Votes
                           -----------------------     ----------------------     ---------------------
                             Common      Preferred      Common      Preferred      Common     Preferred
                           ----------    ---------     ---------    ---------     ---------   ---------

Marliese E. Mooney         31,663,711    2,760,641     2,069,927      36,998      6,814,247    202,361
Edwin B. Morris, III       33,596,379    2,763,390       137,259      34,249      6,814,247    202,361
John Knox Singleton        31,312,159    2,766,540     2,421,479      31,099      6,814,247    202,361

         The following directors continued in office following the meeting:

                  Name                                     Term Expires
                  ----                                     ------------
                  David R. Emery                               2002
                  Batey M. Gresham, Jr.                        2002
                  Charles Raymond Fernandez, M.D.              2003
                  Errol L. Biggs, Ph.D.                        2003

(a)      Selection of Auditors

         The shareholders of the Company ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 2001, by the following vote:

                         Votes Cast               Votes Cast Against           Abstentions/
                          In Favor                    or Withheld               Non Votes
                  -------------------------       -------------------     ---------------------
                    Common        Preferred       Common    Preferred      Common     Preferred
                  ----------      ---------       ------    ---------     ---------   ---------
                  33,548,464      2,774,174       81,151      13,655      6,918,270    212,171

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 4.1 Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated by reference).

         Exhibit 4.2       First Supplemental Indenture, dated as of May 15,
                           2001, by the Company to First Union National Bank, as
                           Trustee (filed as an exhibit to the Company's Form
                           8-K filed May 17, 2001 and hereby incorporated by reference).

         Exhibit 4.3 Form of 8.125% Senior Note Due 2011 (filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated by reference).

         Exhibit 10.1      Amended and Restated Credit Agreement among the
                           Company; Bank of America, N.A.; First Union National
                           Bank; UBS AG, Stamford Branch; and Banc of America
                           Securities LLC dated July 2, 2001.

(b)      Reports on Form 8-K

         The Company filed two reports on Form 8-K during the second quarter of 2001.

DATE OF EARLIEST
EVENT REPORTED       DATE FILED                          ITEMS REPORTED
--------------       ----------                          --------------
                                        Item 5. Other Events
May 11, 2001        May 14, 2001        Item 7. Financial Statements, Pro Forma Financial
                                        Statements and Exhibits

                                        Item 5. Other Events
May 11, 2001        May 17, 2001        Items 7. Financial Statements, Pro Forma Financial
                                        Statements and Exhibits

         Further, the Company furnished in accordance with Regulation FD the following report on Form 8-K during the second quarter of 2001:

DATE OF EARLIEST
EVENT REPORTED        DATE FILED                         ITEMS REPORTED
--------------        ----------                         --------------

April 26, 2001      April 26, 2001      Item 7. Financial Statements and Exhibits
                                        Item 9. Regulation FD Disclosure

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEALTHCARE REALTY TRUST INCORPORATED


                                    By: /s/ Timothy G. Wallace
                                        ----------------------------------------
                                        Timothy G. Wallace
                                        Executive Vice President
                                          and Chief Financial Officer

Date: August 14, 2001