Form 10-Q
period 2001-09-30
HEALTHCARE REALTY TRUST INC
filed 2001-11-14
CIK 899749

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

               For the quarterly period ended: September 30, 2001

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

                                 Yes [X] No [ ]

      As of November 1, 2001, 40,915,435 shares of the Registrant's Common
         Stock and 3,000,000 shares of the Registrant's Series A Voting
                  Cumulative Preferred Stock were outstanding.

                             HEALTHCARE REALTY TRUST
                                  INCORPORATED

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

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

ITEM 1.

                      HEALTHCARE REALTY TRUST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                       (Unaudited)
                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          2001            2000
                                                                       -----------    ------------
ASSETS

Real estate properties:
      Land                                                             $   150,201    $    152,254
      Buildings and improvements                                         1,320,431       1,290,395
      Personal property                                                      7,099           5,785
      Construction in progress                                              24,206          30,914
                                                                       -----------    ------------
                                                                         1,501,937       1,479,348
      Less accumulated depreciation                                       (149,561)       (120,522)
                                                                       -----------    ------------
                Total real estate properties, net                        1,352,376       1,358,826

Cash and cash equivalents                                                    2,311           1,788

Restricted cash                                                                  0             577

Mortgage notes receivable                                                  131,127         171,006

Other assets, net                                                           84,127          54,879
                                                                       -----------    ------------
Total assets                                                           $ 1,569,941    $  1,587,076
                                                                       ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Notes and bonds payable                                          $   527,503    $    536,781

      Accounts payable and accrued liabilities                              25,314          22,020

      Other liabilities                                                     18,742          20,238
                                                                       -----------    ------------
Total liabilities                                                          571,559         579,039
                                                                       -----------    ------------

Commitments                                                                      0               0

Stockholders' equity:

      Preferred stock, $.01 par value; 50,000,000 shares authorized;
                issued and outstanding, 2001 and 2000 - 3,000,000               30              30

      Common stock, $.01 par value; 150,000,000 shares authorized;
                issued and outstanding, 2001 - 40,765,435;
                2000 - 40,314,399                                              407             403

      Additional paid-in capital                                         1,070,471       1,061,190

      Deferred compensation                                                (13,348)         (9,730)

      Cumulative net income                                                354,914         295,174

      Cumulative dividends                                                (414,092)       (339,030)
                                                                       -----------    ------------
Total stockholders' equity                                                 998,382       1,008,037
                                                                       -----------    ------------
Total liabilities and stockholders' equity                             $ 1,569,941    $  1,587,076
                                                                       ===========    ============


 The accompanying notes, together with the Notes to the Consolidated Financial
  Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                               2001           2000
                                                           -----------   ------------
REVENUES:
      Master lease rental income                           $    24,941   $     24,108
      Property operating income                                 15,783         15,936
      Straight line rent                                         1,289          1,890
      Mortgage interest income                                   4,669          5,635
      Management fees                                              396            659
      Interest and other income                                    740          1,360
                                                           -----------   ------------
                                                                47,818         49,588
                                                           -----------   ------------
EXPENSES:
      General and administrative                                 2,772          2,559
      Property operating expenses                                6,288          5,982
      Interest                                                   9,161         10,925
      Depreciation                                              10,216          9,810
      Amortization                                                  74            116
                                                           -----------   ------------
                                                                28,511         29,392
                                                           -----------   ------------

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE
        PROPERTIES                                              19,307         20,196

NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                  416             (5)
                                                           -----------   ------------
NET INCOME                                                 $    19,723   $     20,191
                                                           ===========   ============
NET INCOME PER COMMON SHARE - BASIC                        $      0.45   $       0.47
                                                           ===========   ============
NET INCOME PER COMMON SHARE - DILUTED                      $      0.45   $       0.46
                                                           ===========   ============
COMMON SHARES OUTSTANDING - BASIC                           39,891,254     39,537,234
                                                           ===========   ============
COMMON SHARES OUTSTANDING - DILUTED                         40,512,989     40,290,439
                                                           ===========   ============
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD    $     0.580   $      0.560
                                                           ===========   ============











 The accompanying notes, together with the Notes to the Consolidated Financial
  Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                              2001           2000
                                                           -----------   ------------
REVENUES:
      Master lease rental income                           $    75,053   $     72,216
      Property operating income                                 49,822         46,740
      Straight line rent                                         4,480          6,358
      Mortgage interest income                                  13,714         18,127
      Management fees                                            1,120          2,129
      Interest and other income                                  1,353          2,127
                                                           -----------   ------------
                                                               145,542        147,697
                                                           -----------   ------------
EXPENSES:
      General and administrative                                 7,565          6,558
      Property operating expenses                               19,151         17,205
      Interest                                                  29,360         32,434
      Depreciation                                              30,496         29,004
      Amortization                                                 229            349
                                                           -----------   ------------
                                                                86,801         85,550
                                                           -----------   ------------

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE
        PROPERTIES                                              58,741         62,147

NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES                  999           (316)
                                                           -----------   ------------
NET INCOME                                                 $    59,740   $     61,831
                                                           ===========   ============
NET INCOME PER COMMON SHARE - BASIC                        $      1.38   $       1.44
                                                           ===========   ============
NET INCOME PER COMMON SHARE - DILUTED                      $      1.36   $       1.42
                                                           ===========   ============
COMMON SHARES OUTSTANDING - BASIC                           39,748,243     39,500,423
                                                           ===========   ============
COMMON SHARES OUTSTANDING - DILUTED                         40,404,491     40,284,615
                                                           ===========   ============
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD    $     1.725   $      1.665
                                                           ===========   ============
















 The accompanying notes, together with the Notes to the Consolidated Financial
  Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                      HEALTHCARE REALTY TRUST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in thousands)

                                                                             2001         2000
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                          $  59,740    $  61,831
       Adjustments to reconcile net income to cash provided by operating activities:
            Depreciation and amortization                                     32,285       30,901
            Deferred compensation amortization                                 1,395        1,028
            Increase (decrease) in other liabilities                            (225)       1,593
            (Increase) decrease in other assets                              (18,999)       5,422
            Increase in accounts payable and accrued liabilities               2,600        2,941
            Increase in straight line rent                                    (4,335)      (6,358)
            (Gain) loss on sale of real estate                                  (999)         316
                                                                           ---------    ---------
       Net cash provided by operating activities                              71,462       97,674
                                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition and development of real estate properties                 (42,088)     (82,455)
       Funding of mortgages                                                   (2,911)      (7,719)
       Proceeds from sale of real estate                                      19,515        9,106
       Proceeds from mortgage payments/sales                                  42,766       83,692
                                                                           ---------    ---------
       Net cash provided by investing activities                              17,282        2,624
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on notes and bonds payable                                 470,652      129,500
       Repayments on notes and bonds payable                                (488,083)    (156,792)
       Dividends paid                                                        (75,062)     (71,798)
       Proceeds from issuance of common stock                                  4,272          730
                                                                           ---------    ---------
       Net cash used in financing activities                                 (88,221)     (98,360)
                                                                           ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                            523        1,938
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,788        3,396
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   2,311    $   5,334
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

                               SEPTEMBER 30, 2001

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

         Certain reclassifications have been made in the financial statements for the year ended 2000 to conform to the 2001 presentation. These reclassifications had no effect on the results of operations as previously reported. The results of operations for the three-month and nine-month periods ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2.  ORGANIZATION

         The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." As of September 30, 2001, the Company had invested in 250 properties and mortgages (the "Properties") located in 29 states, affiliated with 64 healthcare-related entities. The Properties include:

                                                                    NUMBER OF       (IN THOUSANDS)
                                                                   PROPERTIES         INVESTMENT
                                                                   ----------         ----------
          Ancillary hospital facilities                                 60            $504,992
          Physician clinics                                             33             167,918
          Skilled nursing facilities                                    45             222,808
          Comprehensive ambulatory care centers                         13             144,955
          Assisted living facilities                                    63             292,985
          Inpatient rehabilitation facilities                            9             154,589
          Medical office buildings                                      10              49,076
          Other outpatient facilities                                   12              42,640
          Other inpatient facilities                                     5              53,101
                                                                       ---          ----------
                                                                       250          $1,633,064
                                                                       ===          ==========


NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and later amended FAS 133 with Statement No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities" ("FAS 138"). The Company became a party to two derivative instruments and adopted FAS 133 and FAS 138 effective in June 2001.

NOTE 4.  FUNDS FROM OPERATIONS

         The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") revised its definition of funds from operations as described in the NAREIT White Paper issued October 1999. The adoption of this revised definition became effective January 1, 2000. Funds from operations, as defined by the NAREIT 1999 White Paper, means net income before net gains on sales of real estate properties (computed in accordance with generally accepted accounting principles) plus depreciation from real estate assets. The Company calculates its funds from operations ("FFO") using a modified version of the NAREIT's October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of funds from operations requires the inclusion of straight-line rental revenue in funds from operation. In 2001, the Company also excluded certain debt-related charges in computing FFO, although NAREIT's definition of funds from operations requires its inclusion.

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

                            FUNDS FROM OPERATIONS(1)

                  (Dollars in thousands, except per share data)



                                                                Three Months Ended
                                                                   September 30,
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
Net Income before net gain (loss) on sale of real estate
  properties
                                                           $     19,307    $     20,196
       Certain debt-related charges(2)                              607               0

       Elimination of rental revenues
         recognized on a straight line basis(2)                  (1,289)         (1,890)

       Preferred Stock Dividend                                  (1,664)         (1,664)

       Real Estate Depreciation                                  10,007           9,654
                                                           ------------    ------------
       Total Adjustments                                          7,661           6,100
                                                           ------------    ------------
Funds From Operations-Basic                                $     26,968    $     26,296
                                                           ============    ============
       Convertible Subordinated Debenture Interest                    0             125
                                                           ------------    ------------
Funds From Operations - Diluted                            $     26,968    $     26,421
                                                           ============    ============
Funds From Operations Per Common Share - Basic             $       0.68    $       0.67
                                                           ============    ============
Funds From Operations Per Common Share - Diluted           $       0.67    $       0.66
                                                           ============    ============
Common Shares Outstanding - Basic                            39,891,254      39,537,234
                                                           ============    ============
Common Shares Outstanding - Diluted                          40,512,989      40,290,439
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

(2) The Company calculates its FFO using a modified version of the National Association of Real Estate Investment Trust's ("NAREIT") October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of funds from operations requires the inclusion of straight-line rental revenue. In 2001, the Company also excluded certain debt-related charges in computing FFO although NAREIT's definition of funds from operations requires its inclusion. If the Company had followed the NAREIT definition of funds from operations, as other healthcare REITs do, FFO on a diluted basis would have been $0.68 per common share for the three months ended September 30, 2001.

                            FUNDS FROM OPERATIONS(1)

                  (Dollars in thousands, except per share data)



                                                                 Nine Months Ended
                                                                    September 30,
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
Net Income before net gain (loss) on sale of real estate
  properties                                               $     58,741    $     62,147

       Certain debt-related charges(2)                              607               0

       Elimination of rental revenues
         recognized on a straight line basis(2)                  (4,480)         (6,358)

       Preferred Stock Dividend                                  (4,992)         (4,992)

       Real Estate Depreciation                                  29,949          28,558
                                                           ------------    ------------
       Total Adjustments                                         21,084          17,208
                                                           ------------    ------------
Funds From Operations-Basic                                $     79,825    $     79,355
                                                           ============    ============
       Convertible Subordinated Debenture Interest                    0             204
                                                           ------------    ------------
Funds From Operations - Diluted                            $     79,825    $     79,559
                                                           ============    ============
Funds From Operations Per Common Share - Basic             $       2.01    $       2.01
                                                           ============    ============
Funds From Operations Per Common Share - Diluted           $       1.98    $       1.97
                                                           ============    ============
Common Shares Outstanding - Basic                            39,748,243      39,500,423
                                                           ============    ============
Common Shares Outstanding - Diluted                          40,404,491      40,284,615
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

(2) The Company calculates its FFO using a modified version of the National Association of Real Estate Investment Trust's ("NAREIT") October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT's definition of funds from operations requires the inclusion of straight-line rental revenue. In 2001, the Company also excluded certain debt-related charges in computing FFO although NAREIT's definition of funds from operations requires its inclusion. If the Company had followed the NAREIT definition of funds from operations, as other healthcare REITs do, FFO on a diluted basis would have been $2.07 per common share for the nine months ended September 30, 2001.

NOTE 5.  NOTES AND BONDS PAYABLE

         Notes and bonds payable at September 30, 2001 consisted of the following (in thousands):

         Unsecured Credit Facility due 2001                        $        0
         Unsecured Credit Facility due 2004                            52,000
         Senior Notes due 2002                                         18,000
         Senior Notes due 2006                                         70,000
         Senior Notes due 2011                                        306,402
         6.55% Convertible Subordinated Debentures, net                     0
         10.5% Convertible Subordinated Debentures, net                     0
         Mortgage notes payable                                        76,434
         Other note payable                                             4,667
                                                                   ----------
                                                                   $  527,503
                                                                   ==========

Unsecured Credit Facilities

         In July 2001, the Company entered into a $150 million credit facility (the "Unsecured Credit Facility due 2004"). This credit facility replaced the $300 million credit facility (the "Unsecured Credit Facility due 2001") which was fully retired and terminated in May 2001 with proceeds from the sale of $300 million Senior Notes due 2011. The Unsecured Credit Facility due 2004 bears interest at LIBOR rates plus 1.15%, payable quarterly, and matures in July 2004. In addition, the Company pays a facility fee of 0.2% on the commitment. The Unsecured Credit Facility due 2004 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At October 31, 2001, the Company had additional borrowing capacity of $106.0 million under the Unsecured Credit Facility due 2004.

Senior Notes due 2002

         In 1995, the Company privately placed $90.0 million of unsecured senior notes (the "Senior Notes due 2002") with 16 institutions. The Senior Notes due 2002 bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. The remaining balance of $18.0 million is due September 1, 2002. The note agreements pursuant to which the Senior Notes due 2002 were purchased contain certain representations, warranties and financial and other covenants customary in such loan agreements.

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

Senior Notes due 2011

         In May 2001, the Company publicly issued $300.0 million unsecured senior notes due 2011 (the "Senior Notes due 2011"). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, beginning November 1, 2001, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding a 8.202% interest rate per annum. A portion of the net proceeds from the issuance of the Senior Notes due 2011 were used to fully retire the Unsecured Credit Facility due 2001 in May 2001. The balance was used as a portion of the funds for the redemption of the 6.55% and 10.5% Convertible Subordinated Debentures in July 2001.

         Upon repayment of the Term Loan Facility in April 2001 and the repayment of the Unsecured Credit Facility due 2001 in May 2001, the Company's outstanding debt was primarily fixed rate. The Company's practice and objective has been to protect itself against changes in fair value due to changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in June 2001, the Company entered into interest rate swap agreements with two lending institutions for notional amounts totaling $125.0 million which are expected to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. In both interest rate swaps, the Company receives a 8.125% fixed rate and pays a variable rate of LIBOR plus 1.99%, set in arrears, with semi-annual settlement dates each May 1 and November 1. The swaps are callable, at fair value, by either party if and only if the other party is downgraded below investment grade by two or more rating agencies. These derivative instruments meet all requirements of a fair value hedge and are accounted for using the "shortcut method" as set forth in FAS 133. As such, changes in fair value will have no impact on the income statement. At September 30, 2001, the fair value of the hedge is reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on the Company's balance sheet.

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

         These redemptions of the 6.55% Debentures and 10.5% Debentures, which totaled approximately $74.7 million, were funded from proceeds of the $300 million Senior Notes due 2011 and the Unsecured Credit Facility due 2004.

Mortgage Notes Payable

         At September 30, 2001, the Company had outstanding 13 nonrecourse mortgage notes payable, with related collateral, as follows (dollars in millions):

                                                                                               Contractual
                                  Effective                                  Collateral at      Balance at
                     Original      Interest                                  September 30,     September 30,
     Mortgagor        Balance        Rate           Collateral                   2001              2001
---------------------------------------------------------------------------------------------------------------
Life Insurance Co.     $  23.3      7.765%     Ancillary hospital facility      $   43.6          $   22.2
Life Insurance Co.         4.7      7.765%     Ancillary hospital facility          10.8               4.2
Life Insurance Co.        17.1      7.765%     Two ambulatory surgery               37.4              16.0
                                               centers & one ancillary
                                               hospital facility
Commercial Bank           35.0      7.220%     Nine ancillary hospital              78.2              34.0
                                               facilities & one physician
                                               clinic
                       -------                                                  --------          --------
                       $  80.1                                                  $  170.0          $   76.4
                       =======                                                  ========          ========

         The $23.3 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due in January 2017. The three notes totaling $17.1 million are payable in monthly installments of principal and interest based on a 25-year amortization with a balloon payment of the unpaid balance due in September 2004. The eight notes totaling $35.0 million and the related collateral are held by special purpose entities whose sole members are solely owned subsidiaries of the Company. These eight fully amortizing notes are payable in monthly installments of principal and interest and mature in May 2011. The contractual interest rates for the 13 outstanding mortgage notes range from 7.22% to 8.50%. In August 2001, the Company repaid four mortgage notes payable due 2003 totaling $14.2 million.

Other Note Payable

         In July 1999, the Company entered into a $7.0 million note with a commercial bank. The note bears interest at 7.53%, is payable in equal semi-annual installments of principal and interest and fully amortizes in July 2005.

NOTE 6.  COMMITMENTS

         As of September 30, 2001, the Company had a net investment of approximately $24.2 million in five build-to-suit developments in progress, which have a total remaining funding commitment of approximately $25.3 million.

         As part of the merger with Capstone Capital Corporation ("Capstone") in 1998, agreements were entered into with three individuals affiliated with Capstone that restrict competitive practices and which the Company believes will protect and enhance the value of the real estate properties acquired from Capstone. These agreements provide for the issuance of 150,000 shares of common stock of the Company to the individuals on October 15 of the years 1999, 2000, 2001 and 2002, provided all terms of the agreements are met. The Company issued 150,000 shares during each of the years 2001, 2000 and 1999 pursuant to these agreements.

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

         During the third quarter of 2001, the Company acquired a 97,487 square foot ancillary hospital facility, located on the Baptist Memorial Hospital campus in Memphis, Tennessee, for a net purchase price of $14.3 million. The Company is providing property management services for the building.

         During the third quarter of 2001, the Company sold a 53,024 square foot assisted living facility in Biloxi, Mississippi and a 61,677 square foot assisted living facility in Auburn, California for $13.5 million in net proceeds resulting in a net gain of $0.4 million.

NOTE 8. CONTINGENCIES

         On March 22, 1999, HR Acquisition I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of $4.0 million arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will continue to be vigorous. The parties to the litigation and the insurers have been engaged in court supervised efforts to reach an agreed resolution to the dispute. To date, they have not proven successful. A trail date will be set in the near future if settlement is not reached. While the Company cannot predict the range of possible recovery or loss, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.

NOTE 9.  NET INCOME PER SHARE

         The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three and nine months ended September 30, 2001 and 2000 (dollars in thousands, except per share data).

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                          ----------------------------    ----------------------------
                                              2001            2000            2001            2000
                                          ------------    ------------    ------------    ------------
BASIC EPS
  Weighted Average Common
     Shares Outstanding                     40,729,439      40,144,276      40,586,428      40,107,465
         Actual Restricted Stock Shares       (838,185)       (607,042)       (838,185)       (607,042)
                                          ------------    ------------    ------------    ------------
    Denominator - Basic                     39,891,254      39,537,234      39,748,243      39,500,423
                                          ============    ============    ============    ============
    Net Income                            $     19,723    $     20,191    $     59,740    $     61,831
      Preferred Stock Dividend                  (1,664)         (1,664)         (4,992)         (4,992)
                                          ------------    ------------    ------------    ------------
    Numerator - Basic                     $     18,059    $     18,527    $     54,748    $     56,839
                                          ============    ============    ============    ============
    Per Share Amount                      $       0.45    $       0.47    $       1.38    $       1.44
                                          ============    ============    ============    ============

DILUTED EPS
    Weighted Average Common
        Shares Outstanding                  40,729,439      40,144,276      40,586,428      40,107,465
      Actual Restricted Stock Shares          (838,185)       (607,042)       (838,185)       (607,042)
      Restricted Shares - Treasury             506,341         517,809         544,116         564,485
      Dilution for Convertible
      Debentures                                     0         179,076               0         181,136
      Dilution for Employee Stock
        Purchase Plan                          115,394          56,320         112,132          38,571
                                          ------------    ------------    ------------    ------------
      Denominator - Diluted                 40,512,989      40,290,439      40,404,491      40,284,615
                                          ============    ============    ============    ============
      Numerator - Basic                   $     18,059    $     18,527    $     54,748    $     56,839
      Convertible Subordinated
        Debenture Interest                           0             125               0             204
                                          ------------    ------------    ------------    ------------
      Numerator - Diluted                 $     18,059    $     18,652    $     54,748    $     57,043
                                          ============    ============    ============    ============
      Per Share Amount                    $       0.45    $       0.46    $       1.36    $       1.42
                                          ============    ============    ============    ============

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Third Quarter 2001 Compared to Third Quarter 2000

         For the three months ended September 30, 2001, net income was $19.7 million, or $0.45 per basic and diluted common share, on total revenues of $47.8 million compared to net income of $20.2 million, or $0.47 per basic common share ($0.46 per diluted common share), on total revenues of $49.6 million, for the three months ended September 30, 2000. Funds from operations ("FFO") was $27.0 million, or $0.68 per basic common share ($0.67 per diluted common share), for the three months ended September 30, 2001 compared to $26.3 million, basic and $26.4 million, diluted, or $0.67 per basic common share ($0.66 per diluted common share), for the same period in 2000.

         Total revenues for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, decreased approximately $1.8 million due to fluctuations discussed below:

         - Master lease rental and property operating income increased $0.7 million or 1.7%. Since July 1, 2000, the Company acquired 15 revenue-producing properties, four properties under construction were completed and began operations, and eight properties were sold.

         - Straight line rent decreased $0.6 million or 31.8% for the three months ended September 30, 2001 compared to the same period in 2000. This decrease is primarily attributable to the identification during the second quarter of 2000 of additional leases acquired in 1998 for which straight line rent should have been recognized.

         - Mortgage interest income decreased $1.0 million or 17.1% for 2001 compared to 2000 due mainly to the repayment of 37 mortgages since July 1, 2000.

         - Management fees decreased $0.3 million or 39.9% for 2001 compared to 2000 due mostly to the loss of 3.7 million square feet in property and asset managed properties effective in 2001.

         - Interest and other income decreased $0.6 million or 45.6% for 2001 compared to 2000 due mainly to fees earned on mortgage notes receivable prepayments.

         Total expenses for the three months ended September 30, 2001 were $28.5 million compared to $29.4 million for the same period in 2000, a decrease of $0.9 million or 3.0% for reasons discussed below:

         - General and administrative expenses increased $0.2 million or 8.3% for the three months ended September 30, 2001 compared to 2000 due mainly to certain debt-related charges in the third quarter of 2001. Also, in the third quarter of 2000, the Company recognized increased state tax expense from 1998 through 2000 resulting from the Capstone merger impact on corporate structure coupled with changes in state tax laws.

         - Property operating expenses and depreciation expense for the three months ended September 30, 2001 compared to 2000 increased $0.3 million or 5.12% and $0.4 million or 4.1%, respectively. Since July 1, 2000, the Company acquired 15 revenue-producing properties, four properties under construction were completed and began operations, and eight properties were sold.

         - Interest expense for the three months ended September 30, 2001, compared to the same period in 2000, decreased $1.8 million, or 16.2% mainly due to the continuing decrease in interest rates along with a reduction in total debt outstanding from 2000 to 2001.

Nine Months ended September 30, 2001 Compared to Nine Months ended September 30, 2000

         For the nine months ended September 30, 2001, net income was $59.7 million, or $1.38 per basic common share ($1.36 per diluted common share), on total revenues of $145.5 million compared to net income of $61.8 million, or $1.44 per basic common share ($1.42 per diluted common share), on total revenues of $147.7 million, for the nine months ended September 30, 2000. Funds from operations ("FFO") was $79.8 million, or $2.01 per basic common share ($1.98 per diluted common share), for the nine months ended September 30, 2001 compared to $79.4 million, basic, $79.6 million, diluted, or $2.01 per basic common share ($1.97 per diluted common share), for the same period in 2000.

         Total revenues for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, decreased approximately $2.2 million due to fluctuations discussed below:

         - Master lease rental and property operating income increased $5.9 million or 5.0%. Since January 1, 2000, the Company acquired 15 revenue-producing properties, four properties under construction were completed and began operations, and 10 properties were sold.

         - Straight line rent decreased $1.9 million or 29.5% for the nine months ended September 30, 2001 compared to the same period in 2000. This decrease is primarily attributable to the identification during the second quarter of 2000 of additional leases acquired in 1998 for which straight line rent should have been recognized.

         - Mortgage interest income decreased $4.4 million or 24.3% for 2001 compared to 2000 due mainly to the repayment of 38 mortgages since January 1, 2000.

         - Management fees decreased $1.0 million or 47.4% for 2001 compared to 2000 due mainly to the loss of 3.7 million square feet in property and asset managed properties effective in 2001.

         - Interest and other income decreased $0.8 million or 36.4% for 2001 compared to 2000. In 2000, the Company sold a participating interest in a note receivable decreasing the Company's interest income thereafter.

         Total expenses for the nine months ended September 30, 2001 were $86.8 million compared to $85.6 million for the same period in 2000, an increase of $1.3 million or 1.5% for reasons discussed below:

         - General and administrative expenses increased $1.0 million or 15.4% for the nine months ended September 30, 2001 compared to 2000 due mainly to certain debt-related charges in the third quarter of 2001 and due to an increase in the number of employees and related compensation for property management, development, and other service-based activities.

         - Property operating expense and depreciation expense for the nine months ended September 30, 2001 compared to 2000 increased $1.9 million or 11.3% and $1.5 million or 5.1%, respectively. Since January 1, 2000, the Company acquired 15 revenue-producing properties, four properties under construction were completed and began operations, and 10 properties were sold.

         - Interest expense for the nine months ended September 30, 2001, compared to the same period in 2000, decreased $3.1 million or 9.5% mainly due to the continuing decrease in interest rates along with a reduction in total debt outstanding from 2000 to 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed in more detail in Note 5, the Company has various commitments to pay interest and outstanding principal balances on its notes and bonds payable as follows (dollars in millions):

--------------------------------------------------------------------------------------------------------------------
                                   PRINCIPAL
                                   BALANCE AT                 CONTRACTUAL
                                 SEPTEMBER 30,   MATURITY       INTEREST      INTEREST
                                     2001          DATE          RATE         PAYMENTS        PRINCIPAL PAYMENTS
--------------------------------------------------------------------------------------------------------------------
Unsecured Credit Facility due
2004                               $  52.0         7/04      LIBOR +1.15%     Quarterly          At maturity
--------------------------------------------------------------------------------------------------------------------
Senior Notes due 2002                 18.0         9/02         7.41%        Semi-Annual     $18 million annually
--------------------------------------------------------------------------------------------------------------------
                                                                                             $20.3 million in 2004,
Senior Notes due 2006                 70.0         4/06         9.49%        Semi-Annual     2005 and $29.4 million
                                                                                                   in 2006
--------------------------------------------------------------------------------------------------------------------
Senior Notes due 2011                300.0         5/11         8.125%       Semi-Annual         At maturity
--------------------------------------------------------------------------------------------------------------------
Mortgage notes payable                76.4       9/04-7/26    7.22%-8.50%      Monthly       Monthly or at maturity
--------------------------------------------------------------------------------------------------------------------
Other note payable                     4.7         7/05         7.53%        Semi-Annual         Semi-Annual
                                   -------
--------------------------------------------------------------------------------------------------------------------
                                   $ 521.1
--------------------------------------------------------------------------------------------------------------------



         During 2001, the Company has focused on reorganizing its debt structure and repaying or replacing debt instruments with shorter maturities with debt instruments with longer maturities, effectively strengthening its balance sheet (see Note 5 for more detail):

         - During 2001, the Company sold a 10,855 square foot ambulatory surgery center, a 25,660 square foot physician clinic and two assisted living facilities with an aggregate square footage of 114,701 for net proceeds totaling $19.6 million. These proceeds were used to partially repay the Term Loan Facility and the Unsecured Credit Facility both due in 2001 as well as for general corporate purposes. (See Note 7 for further details).

         - In April 2001, the Company entered into six mortgage notes due 2011 totaling $35.0 million. The net proceeds from this transaction were used to fully repay the Term Loan Facility due 2001 and partially repay the Unsecured Credit Facility due 2001.

         - In May 2001, the Company publicly issued $300.0 million of Senior Notes due 2011 and used a portion of the net proceeds to fully repay the Unsecured Credit Facility due 2001. The balance was used as a portion of the funds for the redemption of the 6.55% Debentures and 10.5% Debentures, both due in 2002.

         - In July 2001, the Company replaced its $300.0 million Unsecured Credit Facility due 2001 with a new $150.0 million Unsecured Credit Facility due 2004. The Unsecured Credit Facility due 2004 bears interest at LIBOR rates plus 1.15%, payable quarterly, and matures in July 2004. In addition, the Company pays a facility fee of 0.2% on the commitment. Also, the Company redeemed its 6.55% Debentures and 10.5% Debentures from proceeds remaining from the $300.0 million Senior Notes due 2011 and from the new Unsecured Credit Facility due 2004.

         - In August 2001, the Company repaid four fixed rate mortgage notes due in December 2003 totaling $14.2 million with proceeds from the variable rate Unsecured Credit Facility due 2004.

         In 2001, the Company has lengthened its debt maturities so that approximately 73% of its September 30, 2001 debt balance is due after 2005. At October 31, 2001, the Company had additional borrowing capacity of $106.0 million under the Unsecured Credit Facility due 2004.

         Upon repayment of the Term Loan Facility in April 2001 and the repayment of the Unsecured Credit Facility in May 2001, the Company's outstanding debt was primarily fixed rate. The Company's practice and objective has been to protect itself against changes in fair value due to changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in June 2001, the Company entered into interest rate swap agreements with two lending institutions for notional amounts totaling $125.0 million which are expected to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. In both interest rate swaps, the Company receives a 8.125% fixed rate and pays a variable rate of LIBOR plus 1.99%, set in arrears, with semi-annual settlement dates each May 1 and November
1. The swaps are callable, at fair value, by either party if and only if the other party is downgraded below investment grade by two or more rating agencies. These derivative instruments meet all requirements of a fair value hedge and are accounted for using the "shortcut method" as set forth in FAS 133. As such, changes in fair value will have no impact on the income statement. At September 30, 2001, the fair value of the hedge is reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on the Company's balance sheet.

         As of September 30, 2001, the Company can issue an aggregate of $200.0 million of securities remaining under its currently effective registration statement. Depending on market conditions, the Company may issue securities under its registration statement from time to time. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

         As of September 30, 2001, the Company had a net investment of approximately $24.2 million in five build-to-suit developments in progress, which have a total remaining funding commitment of approximately $25.3 million. The Company intends to fund these commitments with internally generated cash flows, proceeds from the sale of additional assets, proceeds from additional repayments of mortgage notes receivable, proceeds from the Unsecured Credit Facility due 2004, or from additional capital market financings.

         At September 30, 2001, the Company had stockholders' equity of approximately $1.0 billion. The debt to total capitalization ratio was approximately 0.346 to 1 at September 30, 2001.

         On July 24, 2001, the Company declared an increase in its quarterly common stock dividend from $0.575 per share ($2.30 annualized) to $0.580 per share ($2.32 annualized) payable to stockholders of record on August 15, 2001. This dividend was paid on September 7, 2001. In October 2001, the Company announced payment of a common stock dividend of $0.585 per share ($2.34 annualized) payable to stockholders of record as of November 15, 2001. This dividend is payable on December 6, 2001 and relates to the period July 1, 2001 through September 30, 2001. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by its board of directors. Should access to new capital not be available, the Company is uncertain of its ability to increase its quarterly common stock dividend in the future.

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

         The Company plans to continue to meet its liquidity needs, including funding additional investments in 2001, paying its quarterly dividends and funding its debt service from its cash flows, the proceeds of mortgage loan repayments, sales of real estate investments, payments of mortgage notes receivable, proceeds from the Unsecured Credit Facility due 2004, and capital market financings. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company, however, cannot be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

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

Market Risk

         The Company is exposed to market risks, in the form of changing interest rates, on its debt and mortgage notes receivable. The Company has no market risk with respect to foreign currency fluctuations. Management uses daily monitoring of market conditions and analytical techniques to manage this risk. During 2001, the Company significantly changed its debt structure. The Company repaid its variable rate Term Loan Facility, redeemed its 6.55% Debentures and its 10.5% Debentures, repaid $14.2 million of variable rate mortgage notes payable, retired its variable rate Unsecured Credit Facility due 2001 and replaced it with a new variable rate Unsecured Credit Facility due 2004. The Company also entered into six fixed rate mortgages and publicly issued $300.0 million of fixed rate Senior Notes due 2011. Further, the Company entered into two, receive fixed, pay variable interest rate swaps for notional amounts totaling $125.0 million which are expected to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. See Liquidity and Capital Resources in this Form 10-Q for further discussion. Also, see page 8 of Exhibit 13 "Annual Report to Shareholders" of the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 22, 1999, HR Acquisition I Corporation, formerly known as Capstone Capital Corporation ("HRT"), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company in United States District Court for the Northern District of Alabama, Southern Division. HRT is seeking damages in excess of $4.0 million arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. HRT has asserted claims for damages relating to, among others, alleged breaches of the development and contracting obligations, failure to perform in accordance with contract terms and specifications, and other deficiencies in performance by Medistar and Medix. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation. Attempts at mediation have not resulted in a settlement of the disputes. The Company's prosecution of its claims and defense of the counterclaims will continue to be vigorous. The parties to the litigation and the insurers have been engaged in court supervised efforts to reach an agreed resolution to the dispute. To date, they have not proven successful. A trail date will be set in the near future if settlement is not reached. While the Company cannot predict the range of possible recovery or loss, the Company believes that, even though the asserted cross claims seek substantial monetary damages, the allegations made by Medistar and Medix are not factually or legally meritorious, are subject to sustainable defenses and are, to a significant extent, covered by liability insurance.

ITEM 6. REPORTS ON FORM 8-K

(a)      Reports on Form 8-K

         The Company furnished in accordance with Regulation FD the following reports on Form 8-K during the third quarter of 2001:

----------------------------------------------------------------------------------------------------------
      DATE OF EARLIEST
       EVENT REPORTED           DATE FILED                          ITEMS REPORTED
----------------------------------------------------------------------------------------------------------
July 26, 2001               July 27, 2001              Item 7. Financial Statements and Exhibits
                                                       Item 9. Regulation FD Disclosure
----------------------------------------------------------------------------------------------------------
September 28, 2001          September 28, 2001         Item 7. Financial Statements and Exhibits
                                                       Item 9. Regulation FD Disclosure
----------------------------------------------------------------------------------------------------------

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

Date:  November 14, 2001