Form 10-K
period 2001-12-31
HEALTHCARE REALTY TRUST INC
filed 2002-03-26
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

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
(615) 269-8175
(Registrant’s telephone number, including area code)

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

Yes [X]       No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

     The aggregate market value of the shares of Common Stock and Preferred Stock (based upon the closing prices of these shares on the New York Stock Exchange, Inc. on March 14, 2002) of the Registrant held by non-affiliates on March 14, 2002, were approximately $1,205,147,432 and $75,720,000, respectively.

     As of March 14, 2002, 41,877,674 shares of the Registrant’s Common Stock and 3,000,000 shares of the Registrant’s Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

     Portions of the Registrant’s 2001 Annual Report to Shareholders are incorporated into Part II of this Report.

     Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2002 are incorporated into Part III of this Report.

PART I

Item 1. Business

The Company

     Healthcare Realty Trust Incorporated (“Healthcare Realty” or the “Company”) was incorporated in Maryland in 1993 and is a self-managed and self-administered real estate investment trust (“REIT”) that integrates owning, acquiring, managing and developing income-producing real estate properties and mortgages associated with the delivery of healthcare services throughout the United States.

     The Company has investments of approximately $1.6 billion in 245 income-producing real estate properties and mortgages associated with the delivery of healthcare services. As of December 31, 2001, the Company’s real estate portfolio, containing approximately 9.7 million square feet, was comprised of nine major facility types and was operated pursuant to contractual arrangements with 49 healthcare providers. Also, the Company’s mortgage portfolio was comprised of four major facility types and was operated by 20 healthcare providers. At December 31, 2001, the Company provided property management services for 174 healthcare-related properties nationwide, totaling approximately 5.8 million square feet, and third-party asset management services for 49 properties nationwide, totaling approximately 0.5 million square feet. The Company intends to maintain a portfolio of properties that are focused predominantly on the outpatient services and medical office segments of the healthcare industry and are diversified by tenant, geographic location and facility type.

     Healthcare Realty believes that it has a competitive advantage in the healthcare real estate industry as a result of its use of innovative transaction structures, the strength of its management expertise and its extensive experience and client relationships with healthcare providers. Management believes that the Company is the largest fully-integrated real estate company focused on income-producing real estate properties related to the delivery of healthcare services. The Company believes that its experience and client relationships with a diverse group of healthcare providers make it one of a limited number of companies that can acquire, manage and develop income-producing real estate related to healthcare services on a national scale. Unlike other healthcare REITs, the Company seeks to generate internal growth by actively managing the properties within its portfolio and by controlling and minimizing operating expenses with respect to its properties, and by providing management services for properties owned by healthcare provider clients.

     Healthcare Realty’s strategy is to be a full-service provider of integrated real estate solutions to quality healthcare providers. Consistent with this strategy, the Company seeks to provide a spectrum of services needed to own, acquire, manage and develop healthcare properties, including:

•	leasing;
•	development;
•	management;
•	market research;
•	budgeting;
•	accounting;
•	collection;
•	construction;
•	tenant coordination; and
•	financial services.

The Company’s development activities are primarily accomplished through pre-leased build-to-suit projects.

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

     Management believes that client diversification reduces the Company’s potential exposure to unsuccessful healthcare service strategies and to a concentration of credit with any one healthcare provider. Approximately 65.5% of the Company’s real estate investments including mortgages, at cost, are in properties associated with publicly-traded companies or private companies with an investment-grade credit rating. The following table identifies the healthcare providers that accounted for more than 10% of the Company’s revenues during the year ended December 31, 2001:

Provider	Percent of Revenues

HealthSouth Corporation	13%
HCA Inc.	11%

     Healthcare Realty focuses predominantly on outpatient healthcare facilities, which are designed to provide medical services outside of traditional inpatient hospital or nursing home settings. Management believes the outpatient services segment of healthcare provides the most cost-effective delivery setting and, because of increasing cost pressures, this segment of the healthcare-related real estate market offers the greatest potential for future growth. Company assets that are in categories outside of the Company’s outpatient healthcare facility focus, such as its senior living assets, are under continuing management analysis with a view toward possible disposition.

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

     Development funding arrangements require the Company to provide funding to enable healthcare operators to build facilities on property owned or leased by the Company. Prior to making any funding advances for a development, the Company generally enters into a contract to acquire or ground lease the real estate and a long-term net lease or guarantee of the return on the Company’s investment in the property or similar financial support agreement in favor of the Company with a healthcare operator. In most development transactions, the Company either acts as developer, or employs the healthcare operator to act as the developer of the property, and has approval authority with regard to plans, specifications, budgets and time schedules for the completion of the development of the property.

     Approximately 98.1% of the Company’s investments in properties consist of properties currently leased to unaffiliated lessees pursuant to long-term net lease agreements or subject to financial support agreements with the healthcare operators that provide guarantees of the return on the Company’s investment in the properties. Most of the current property agreements were entered into upon the conveyance to the Company of the facilities, and have initial terms of ten to 20 years with, in some cases, one or more renewal terms exercisable by the healthcare provider of five years each. Most of the agreements are subject to earlier termination upon the occurrence of certain contingencies. Certain of the agreements also have an option to repurchase the property at specified times during the term of the agreements generally for a price approximately equal to the greater of the fair market value of such property or the Company’s investment in such property. Base rent or support payments vary by agreement taking into consideration various factors, including the credit of the property lessee, the healthcare operator, and the operating performance, location, and physical condition of the property. Many of the property agreements contain provisions for additional rent or support payment increases. The existence and nature of provisions for additional payments in any given agreement relate to, among other factors, the financial strength of the respective property lessee, the healthcare operator, or both, as well as other lease terms.

     The Company operates so as to qualify as a REIT for federal income tax purposes. If so qualified, with limited exceptions, the Company will not be subject to corporate federal income tax with respect to net income distributed to its shareholders. See “Federal Income Tax Information” below.

Property Dispositions and Mortgage Prepayments

     During the fourth quarter of 2001, the Company sold a 70,494 square foot ancillary hospital facility in Houston, Texas for net proceeds of approximately $5.3 million. The Company recognized a net gain on this sale of approximately $0.9 million. Further, the Company received $9.2 million in net proceeds from the repayment of four mortgages during the fourth quarter of 2001.

Commitments

     As of December 31, 2001, the Company had a net investment of approximately $18.3 million in four build-to-suit developments in progress, which have a total remaining funding commitment of approximately $13.3 million.

Mortgage Portfolio

     Mortgage notes receivable were recorded at their fair value at the date of acquisition. Approximately 47.8% of the mortgage notes receivable are secured by assisted living facilities and 23.4% are secured by skilled nursing facilities. The 36 mortgages in the portfolio at December 31, 2001 represent 20 operators.

     As of December 31, 2001, the weighted average maturity of the mortgage portfolio was approximately 4.8 years, with maturity dates ranging from March 2002 to October 2013. Interest rates ranged from 8.34% to 14.04% and are generally adjustable each year to reflect increases in the Consumer Price Index. Substantially all mortgages are subject to a prepayment penalty.

Competition

     The Company competes for property acquisitions with, among others:

•	Investors;
•	Healthcare providers;
•	Other healthcare-related REITs;
•	Real estate partnerships; and
•	Financial institutions.

     The financial performance of all of the Company’s properties is subject to competition from similar properties. Certain operators of other properties may have capital resources in excess of those of the operators of the Company’s properties. In addition, the extent to which the Company’s properties are utilized depends upon several factors, including the number of physicians using the healthcare facilities or referring patients there, competitive systems of healthcare delivery, and the area population, size and composition. Private, federal and state payment programs and other laws and regulations may also have a significant effect on the utilization of the properties. Virtually all of the Company’s properties operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

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

Government Regulation

     The investments made by the Company are with active participants in the healthcare industry. The healthcare industry is undergoing substantial changes due to rising costs in the delivery of healthcare services, rising competition for patients, and possible reduction of reimbursement by private and governmental payors. Further, the healthcare industry is faced with increased scrutiny by federal and state legislative and administrative authorities, thus presenting the industry and its individual participants with significant uncertainty. The Company believes that these changes and uncertainties present significant opportunities for the Company to assist in providing solutions to some of these pressures; however, these various changes can affect the economic performance of some or all of its tenants and clients. The Company cannot predict the degree to which these changes may affect the economic performance of the Company, positively or negatively.

     The facilities leased by the Company and the manner in which they are operated are affected by changes in the reimbursement, licensing and certification policies of federal, state and local governments. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. In addition, expansion (including the addition of new beds or services or acquisition of medical equipment) and occasionally the discontinuation of services of healthcare facilities are, in some states, subjected to state regulatory approval through “certificate of need” laws and regulations.

     The provisions of the Social Security Act addressing illegal remuneration (the “Anti-Kickback Statute”) prohibit providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a federal or state healthcare program or ordering or arranging for or recommending the order of any covered service or item. Violations of this statute may be punished by a fine of up to $50,000 or imprisonment for each violation and damages up to three times the total amount of remuneration.

     The Stark Law prohibits certain types of practitioners (including a medical doctor, doctor of osteopathy, optometrist, dentist or podiatrist) from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner has a financial relationship. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties of up to $15,000 per prohibited claim and may be excluded from participating in Medicare and Medicaid.

     Although the Company is not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, its leases and subleases must be negotiated at arm’s length for fair market value rental rates. To the extent that a healthcare facility leases space from the Company and, in turn, subleases space to physicians or other referral sources, at less than fair market rental rate, the Anti-Kickback Statute and the Stark Law could be implicated. The Company’s leases require the lessees to covenant that they will comply with all applicable laws.

     A significant portion of the revenue of healthcare operators is derived from government reimbursement programs, such as Medicare and Medicaid. Although lease payments to the Company are not directly affected by the level of government reimbursement, to the extent that changes in these programs adversely affect healthcare operators, such changes could have an impact on their ability to make lease payments to the Company. The Medicare program is highly regulated and subject to frequent and substantial changes. In recent years, fundamental changes in the Medicare program (including the implementation of a prospective payment system for outpatient and skilled nursing services in which facilities are reimbursed generally a flat or fixed amount) have resulted in reduced levels of payment for a substantial portion of healthcare services.

     Considerable uncertainties surround the future determination of payment levels under government reimbursement programs. In addition, governmental budgetary concerns may significantly reduce future payments made to healthcare operators. It is possible that future payment rates will not be sufficient to cover cost increases in providing services to patients. Reductions in payments pursuant to government healthcare programs could have an adverse impact on a healthcare operator’s financial condition and, therefore, could adversely affect the ability of such operator to make rental payments.

     Loss by a facility of its ability to participate in government sponsored programs because of licensing, certification or accreditation deficiencies or because of program exclusion resulting from violations of law would have material adverse effects on facility revenues.

Legislative Developments

     Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, a “Patient Bill of Rights” to increase the liability of insurance companies as well as the ability of patients to sue in the event of a wrongful denial of claim, a Medicare prescription drug benefit, hospital cost-containment initiatives by public and private payors, uniform electronic data transmission standards for healthcare claims and payment transactions, and higher standards to protect the security and privacy of health-related information. There can be no assurance whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on the Company’s business.

Environmental Matters

     Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property (such as the Company) may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and injuries to persons and adjacent property). Most, if not all, of these laws, ordinances and regulations contain stringent enforcement provisions including, but not limited to, the authority to impose substantial administrative, civil and criminal fines and penalties upon violators. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or lease such property or to borrow using such property as collateral.

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

     The Company has had limited environmental site assessments conducted on substantially all of the properties currently owned. These site assessments are limited in scope and provide only an evaluation of potential environmental conditions associated with the property, not compliance assessments of ongoing operations. The Company is not aware of any environmental condition or liability that management believes would have a material adverse effect on the Company’s earnings, expenditures or continuing operations. While it is the Company’s policy to seek indemnification relating to environmental liabilities or conditions, even where sale and purchase agreements do contain such provisions there can be no assurances that the seller will be able to fulfill its indemnification obligations. In addition, the terms of the Company’s leases or financial support agreements do not give the Company control over the operational activities of its lessees or health care operators, nor will the Company monitor the lessees or healthcare operators with respect to environmental matters.

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

Employees

     As of March 15, 2002, the Company employed 178 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.

Federal Income Tax Information

     The Company is and intends to remain qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company’s net income will be exempt from federal taxation to the extent that it is distributed as dividends to shareholders. Distributions to the Company’s shareholders generally will be includable in their income; however, dividends distributed that are in excess of current and/or accumulated earnings and profits will be treated for tax purposes as a return of capital to the extent of a shareholder’s basis and will reduce the basis of the shareholder’s shares.

Introduction

     The Company is qualified and intends to remain qualified as a REIT for federal income tax purposes under Sections 856 through 860 of the Code. The following discussion addresses the material tax considerations relevant to the taxation of the Company and summarizes certain federal income tax consequences that may be relevant to certain shareholders. However, the actual tax consequences of holding particular securities issued by the Company may vary in light of a securities holder’s particular facts and circumstances. Certain holders, such as tax-exempt entities, insurance companies and financial institutions, are generally subject to special rules. In addition, the following discussion does not address issues under any foreign, state or local tax laws. The tax treatment of a holder of any of the securities issued by the Company will vary depending upon the terms of the specific securities acquired by such holder, as well as the holder’s particular situation, and this discussion does not attempt to address aspects of federal income taxation relating to holders of particular securities of the Company. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof. The Code, rules, regulations, and administrative and judicial interpretations are all subject to change at any time (possibly on a retroactive basis).

     The Company is organized and is operating in conformity with the requirements for qualification and taxation as a REIT and intends to continue operating so as to enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. The Company’s qualification and taxation as a REIT depend upon its ability to meet, through actual annual operating results, the various income, asset, distribution, stock ownership and other tests discussed below. Accordingly, the Company cannot guarantee that the actual results of operations for any one taxable year will satisfy such requirements.

     If the Company were to cease to qualify as a REIT, and the statutory relief provisions were found not to apply, the Company’s income that it distributed to shareholders would be subject to the “double taxation” on earnings (once at the corporate level and again at the shareholder level) that generally results from an investment in the equity securities of a corporation. Failure to maintain qualification as a REIT would force the Company to significantly reduce its distributions and possibly incur substantial indebtedness or liquidate substantial investments in order to pay the resulting corporate taxes. In addition, the Company, once having obtained REIT status and having thereafter lost such status, would not be eligible to reelect REIT status for the four subsequent taxable years, unless its failure to maintain its qualification was due to reasonable cause and not willful neglect and certain other requirements were satisfied. In order to elect again to be taxed as a REIT, just as with its original election, the Company would be required to distribute all of its earnings and profits accumulated in any non-REIT taxable year.

Taxation of the Company

     As long as the Company remains qualified to be taxed as a REIT, it generally will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders.

     However, the Company will be subject to federal income tax as follows:

•	The Company will be taxed at regular corporate rates on any undistributed “real estate investment trust taxable income,” including undistributed net capital gains.

•	Under certain circumstances, the Company may be subject to the “alternative minimum tax” on its items of tax preference, if any.

•	If the Company has (i) net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business, or (ii) other non-qualifying income from foreclosure property, it will be subject to tax on such income at the highest regular corporate rate.

•	Any net income that the Company has from prohibited transactions (which are, in general, certain sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax.

•	If the Company should fail to satisfy either the 75% or 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the net income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test.

•	If the Company fails to distribute during each year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from preceding periods, then the Company will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.

•	To the extent that the Company recognizes gain from the disposition of an asset with respect to which there existed “built-in gain” upon its acquisition by the Company from a C corporation in a carry-over basis transaction and such disposition occurs within a ten-year recognition period beginning on the date on which it was acquired by the Company, the Company will be subject to federal income tax at the highest regular corporate rate on the amount of its “net recognized built-in gain.”

•	To the extent that the Company has net income from a taxable REIT subsidiary (“TRS”), the TRS will be subject to federal corporate income tax in much the same manner as other non-REIT C corporations, with the exceptions that the deductions for debt and rental payments made by the TRS to the Company will be limited and a 100% excise tax may be imposed on transactions between the TRS and the Company or the Company’s tenants that are not conducted on an arm’s length basis. A TRS is a corporation in which a REIT owns stock, directly or indirectly, and for which both the REIT and the corporation have made TRS elections.

Requirements for Qualification as a REIT

     To qualify as a REIT for a taxable year, the Company must have no earnings and profits accumulated in any non-REIT year. The Company also must elect or have in effect an election to be taxed as a REIT and must meet other requirements, some of which are summarized below, including percentage tests relating to the sources of its gross income, the nature of the Company’s assets and the distribution of its income to shareholders. Such election, if properly made and assuming continuing compliance with the qualification tests described herein, will continue in effect for subsequent years.

Organizational Requirements and Share Ownership Tests

     Section 856(a) of the Code defines a REIT as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)	that would be taxable, but for Sections 856 through 860 of the Code, as a domestic corporation;

(4)	that is neither a financial institution nor an insurance company subject to certain provisions of the Code;

(5)	the beneficial ownership of which is held by 100 or more persons, determined without reference to any rules of attribution (the “share ownership test”);

(6)	that during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) (the “five or fewer test”); and

(7)	that meets certain other tests, described below, regarding the nature of its income and assets.

     Section 856(b) of the Code provides that conditions (1) through (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of fewer than 12 months. The five or fewer test and the share ownership test do not apply to the first taxable year for which an election is made to be treated as a REIT.

     The Company is also required to request annually (within 30 days after the close of its taxable year) from record holders of specified percentages of its shares written information regarding the ownership of such shares. A list of shareholders failing to fully comply with the demand for the written statements is required to be maintained as part of the Company’s records required under the Code. Rather than responding to the Company, the Code allows the shareholder to submit such statement to the IRS with the shareholder’s tax return.

     The Company has issued shares to a sufficient number of people to allow it to satisfy the share ownership test and the five or fewer test. In addition, to assist in complying with the five or fewer test, the Company’s Articles of Incorporation contain provisions restricting share transfers where the transferee (other than specified individuals involved in the formation of the Company, members of their families and certain affiliates, and certain other exceptions) would, after such transfer, own (a) more than 9.9% either in number or value of the outstanding common stock of the Company or (b) more than 9.9% either in number or value of the outstanding preferred stock of the Company. Pension plans and certain other tax-exempt entities have different restrictions on ownership. If, despite this prohibition, stock is acquired increasing a transferee’s ownership to over 9.9% in value of either the outstanding common stock or preferred stock of the Company, the stock in excess of this 9.9% in value is deemed to be held in trust for transfer at a price that does not exceed what the purported transferee paid for the stock, and, while held in trust, the stock is not entitled to receive dividends or to vote. In addition, under these circumstances, the Company also has the right to redeem such stock.

     For purposes of determining whether the five or fewer test (but not the share ownership test) is met, any stock held by a qualified trust (generally, pension plans, profit-sharing plans and other employee retirement trusts) is, generally, treated as held directly by the trust’s beneficiaries in proportion to their actuarial interests in the trust and not as held by the trust.

Income Tests

     In order to maintain qualification as a REIT, two gross income requirements must be satisfied annually.

•	First, at least 75% of the Company’s gross income (excluding gross income from certain sales of property held as inventory or primarily for sale in the ordinary course of business) must be derived from “rents from real property”; “interest on obligations secured by mortgages on real property or on interests in real property”; gain (excluding gross income from certain sales of property held as inventory or primarily for sale in the

•	ordinary course of business) from the sale or other disposition of, and certain other gross income related to, real property (including interests in real property and in mortgages on real property); and income received or accrued within one year of the Company’s receipt of, and attributable to the temporary investment of, “new capital” (any amount received in exchange for stock other than through a dividend reinvestment plan or in a public offering of debt obligations having maturities of at least five years).

•	Second, at least 95% of the Company’s gross income (excluding gross income from certain sales of property held as inventory or primarily for sale in the ordinary course of business) must be derived from dividends; interest; “rents from real property”; gain (excluding gross income from certain sales of property held as inventory or primarily for sale in the ordinary course of business) from the sale or other disposition of, and certain other gross income related to, real property (including interests in real property and in mortgages on real property); and gain from the sale or other disposition of stock and securities.

     The Company may temporarily invest its working capital in short-term investments. Although the Company will use its best efforts to ensure that income generated by these investments will be of a type that satisfies the 75% and 95% gross income tests, there can be no assurance in this regard (see the discussion above of the “new capital” rule under the 75% gross income test).

     For an amount received or accrued to qualify for purposes of an applicable gross income test as “rents from real property” or “interest on obligations secured by mortgages on real property or on interests in real property,” the determination of such amount must not depend in whole or in part on the income or profits derived by any person from such property (except that such amount may be based on a fixed percentage or percentages of receipts or sales). In addition, for an amount received or accrued to qualify as “rents from real property,” such amount may not be received or accrued directly or indirectly from a person in which the Company owns directly or indirectly 10% or more of, in the case of a corporation, the total voting power of all voting stock or the total value of all stock, and, in the case of an unincorporated entity, the assets or net profits of such entity (except for certain amounts received or accrued from a TRS in connection with property substantially rented to persons other than TRS of the Company and other 10%-or-more owned persons). The Company leases and intends to lease property only under circumstances such that substantially all, if not all, rents from such property qualify as “rents from real property.” Although it is possible that a tenant could sublease space to a sublessee in which the Company is deemed to own directly or indirectly 10% or more of the tenant, the Company believes that as a result of the provisions of the Company’s Articles of Incorporation that limit ownership to 9.9%, such occurrence would be unlikely. Application of the 10% ownership rule is, however, dependent upon complex attribution rules provided in the Code and circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than 10% of the Company’s stock and more than 10% of the stock of any tenant or subtenant would result in a violation of the rule.

     In addition, the Company must not manage its properties or furnish or render services to the tenants of its properties, except through an independent contractor from whom the Company derives no income unless (i) the Company is performing services that are usually or customarily furnished or rendered in connection with the rental of space for occupancy only and the services are of the sort that a tax-exempt organization could perform without being considered in receipt of unrelated business taxable income or (ii) the income earned by the Company for other services furnished or rendered by the Company to tenants of a property or for the management or operation of the property does not exceed a de minimis threshold generally equal to 1% of the income from such property. The Company self-manages some of its properties, but does not believe it provides services to tenants that are outside the exception.

     If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” Generally, this 15% test is applied separately to each lease. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the property that is rented. The determination of what fixtures and other property constitute personal property for federal tax purposes is difficult and imprecise. The Company does not have 15% by value of any of its properties classified as personal property. If, however, rent payments do not qualify, for reasons discussed above, as rents from real property for purposes of Section 856 of the Code, it will be more difficult for the Company to meet the 95% and 75% gross income tests and continue to qualify as a REIT.

     The Company is and expects to continue performing third-party management and development services. If the gross income to the Company from this or any other activity producing disqualified income for purposes of the 95% or 75% gross income tests approaches a level that could potentially cause the Company to fail to satisfy these tests, the Company intends to take such corrective action as may be necessary to avoid failing to satisfy the 95% or 75% gross income tests.

     If the Company were to fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions would generally be available if the Company’s failure to meet such test or tests was due to reasonable cause and not to willful neglect, if the Company attaches a schedule of the sources of its income to its return, and if any incorrect information on the schedule was not due to fraud with an intent to evade tax. It is not possible, however, to know whether the Company would be entitled to the benefit of these relief provisions since the application of the relief provisions is dependent on future facts and circumstances. If these provisions were to apply, the Company would be subjected to tax equal to 100% of the net income attributable to the greater of the amount by which the Company failed either of the 75% or the 95% gross income tests. The Company has analyzed its gross income through December 31, 2001 and determined that it has met the 75% and 95% gross income tests for 2001 and preceding years.

Asset Tests

     At the close of each quarter of its taxable year, the Company must also satisfy four tests relating to the nature of its assets.

•	At least 75% of the value of the Company’s total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities.

•	Not more than 25% of the Company’s total assets may be represented by securities other than those includable in the 75% asset class.

•	Not more than 20% of the Company’s total assets may be represented by securities of affiliated TRS.

•	Of the investments included in the 25% asset class, except for TRS, the value of any one issuer’s securities owned by the Company may not exceed 5% of the value of the Company’s total assets, and the Company may not own more than 10% of any one issuer’s outstanding voting securities. Securities issued by affiliated qualified REIT subsidiaries (“QRS”), which are corporations wholly owned by the Company, either directly or indirectly, that are not TRS, are not subject to the 25% of total assets limit, the 5% of total assets limit or the 10% of a single issuer’s voting securities limit. The existence of QRS are ignored, and the assets, income, gain, loss and other attributes of the QRS are treated as being owned or generated by the Company, for federal income tax purposes. The Company currently has 47 subsidiaries and other affiliates that it employs in the conduct of its business.

     If the Company meets the 25% requirement at the close of any quarter, it will not lose its status as a REIT because of a change in value of its assets unless the discrepancy exists immediately after the acquisition of any security or other property that is wholly or partly the result of an acquisition during such quarter. Where a failure to satisfy the 25% asset test results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of such quarter. The Company maintains adequate records of the value of its assets to maintain compliance with the 25% asset test and to take such action as may be required to cure any failure to satisfy the test within 30 days after the close of any quarter.

Distribution Requirement

     In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (a) the sum of (i) 90% of the Company’s “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and the Company’s net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, over (b) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the Internal Revenue Service (“IRS”) if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its “real estate investment trust taxable income,” it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make “required distributions” to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company’s distributions for 2001 were adequate to satisfy its distribution requirement.

     It is possible that the Company, from time to time, may have insufficient cash or other liquid assets to meet the 90% distribution requirement due to timing differences between the actual receipt of income and the actual payment of deductible expenses or dividends on the one hand and the inclusion of such income and deduction of such expenses or dividends in arriving at “real estate investment trust taxable income” on the other hand. The problem of not having adequate cash to make required distributions could also occur as a result of the repayment in cash of principal amounts due on the Company’s outstanding debt, particularly in the case of “balloon” repayments or as a result of capital losses on short-term investments of working capital. Therefore, the Company might find it necessary to arrange for short-term, or possibly long-term, borrowing or new equity financing. If the Company were unable to arrange such borrowing or financing as might be necessary to provide funds for required distributions, its REIT status could be jeopardized.

     Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirement for a year by paying “deficiency dividends” to shareholders in a later year, which may be included in the Company’s deduction for dividends paid for the earlier year. The Company may be able to avoid being taxed on amounts distributed as deficiency dividends; however, the Company might in certain circumstances remain liable for the 4% excise tax described above.

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

     Additionally, it should be noted that Section 467 of the Code (concerning leases with increasing rents) may apply to those leases of the Company that provide for rents that increase from one period to the next. Section 467 provides that in the case of a so-called “disqualified leaseback agreement,” rental income must be accrued at a constant rate. If such constant rent accrual is required, the Company would recognize rental income in excess of cash rents and, as a result, may fail to have adequate funds available to meet the 90% dividend distribution requirement. “Disqualified leaseback agreements” include leaseback transactions where a principal purpose of providing increasing rent under the agreement is the avoidance of federal income tax. Since the Section 467 regulations provide that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts, additional rent provisions of leases containing such clauses should not result in these leases being disqualified leaseback agreements. In addition, the Section 467 regulations provide that leases providing for fluctuations in rents by no more than a reasonable percentage, which is 15% for long-term real property leases, from the average rent payable over the term of the lease will be deemed to not be motivated by tax avoidance. The Company does not believe it has rent subject to the disqualified leaseback provisions of Section 467.

     Subject to a safe harbor exception for annual sales of up to seven properties (or properties with a basis of up to 10% of the REIT’s assets) that have been held for at least four years, gain from sales of property held for sale to customers in the ordinary course of business is subject to a 100% tax. The simultaneous exercise of options to acquire leased property that may be granted to certain tenants or other events could result in sales of properties by the Company that exceed this safe harbor. However, the Company believes that in such event, it will not have held such properties for sale to customers in the ordinary course of business.

Depreciation of Properties

     For federal income tax purposes, the Company’s real property is being depreciated over 31.5, 39 or 40 years using the straight-line method of depreciation and its personal property over various periods utilizing accelerated and straight-line methods of depreciation.

Failure to Qualify as a REIT

     If the Company were to fail to qualify for federal income tax purposes as a REIT in any taxable year, and the relief provisions were found not to apply, the Company would be subject to tax on its taxable income at regular corporate rates (plus any applicable alternative minimum tax). Distributions to shareholders in any year in which the Company failed to qualify would not be deductible by the Company nor would they be required to be made. In such event, to the extent of current and/or accumulated earnings and profits, all distributions to shareholders would be taxable as ordinary income and, subject to certain limitations in the Code, eligible for the 70% dividends received deduction for corporations that are REIT shareholders. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company’s incurring substantial indebtedness (to the extent borrowings were feasible) or liquidating substantial investments in order to pay the resulting taxes.

Taxation of Tax-Exempt Shareholders

     The IRS has issued a revenue ruling in which it held that amounts distributed by a REIT to a tax-exempt employees’ pension trust do not constitute “unrelated business taxable income,” even though the REIT may have financed certain of its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and are subject to revocation or modification by the IRS, based upon the revenue ruling and the analysis therein, distributions made by the Company to a U.S. shareholder that is a tax-exempt entity (such as an individual retirement account (“IRA”) or a 401(k) plan) should not constitute unrelated business taxable income unless such tax-exempt U.S. shareholder has financed the acquisition of its shares with “acquisition indebtedness” within the meaning of the Code, or the shares are otherwise used in an unrelated trade or business conducted by such U.S. shareholder.

     Special rules apply to certain tax-exempt pension funds (including 401(k) plans but excluding IRAs or government pension plans) that own more than 10% (measured by value) of a “pension-held REIT.” Such a pension fund may be required to treat a certain percentage of all dividends received from the REIT during the year as unrelated business taxable income. The percentage is equal to the ratio of the REIT’s gross income (less direct expenses related thereto) derived from the conduct of unrelated trades or businesses determined as if the REIT were a tax-exempt pension fund, to the REIT’s gross income (less direct expenses related thereto) from all sources. The special rules will not apply to require a pension fund to recharacterize a portion of its dividends as unrelated business taxable income unless the percentage computed is at least 5%.

     A REIT will be treated as a “pension-held REIT” if the REIT is predominantly held by tax-exempt pension funds and if the REIT would otherwise fail to satisfy the five or fewer test discussed above, if the stock or beneficial interests of the REIT held by such tax-exempt pension funds were not treated as held directly by their respective beneficiaries. A REIT is predominantly held by tax-exempt pension funds if at least one tax-exempt pension fund holds more than 25% (measured by value) of the REIT’s stock or beneficial interests, or if one or more tax-exempt pension funds (each of which owns more than 10% (measured by value) of the REIT’s stock or beneficial interests) own in the aggregate more than 50% (measured by value) of the REIT’s stock or beneficial interests. The Company believes that it will not be treated as a pension-held REIT. However, because the shares of the Company will be publicly traded, no assurance can be given that the Company is not or will not become a pension-held REIT.

Taxation of Non-U.S. Shareholders

     The rules governing United States federal income taxation of any person other than (i) a citizen or resident of the United States, (ii) a corporation or partnership created in the United States or under the laws of the United States or of any state thereof, (iii) an estate whose income is includable in income for U.S. federal income tax purposes regardless of its source or (iv) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States fiduciaries have the authority to control all substantial decisions of the trust (“Non-U.S. Shareholders”) are highly complex, and the following discussion is intended only as a summary of such rules. Prospective Non-U.S. Shareholders should consult with their own tax advisors to determine the impact of United States federal, state, and local income tax laws on an investment in stock of the Company, including any reporting requirements.

     In general, Non-U.S. Shareholders are subject to regular United States income tax with respect to their investment in stock of the Company in the same manner as a U.S. shareholder if such investment is “effectively connected” with the Non-U.S. Shareholder’s conduct of a trade or business in the United States. A corporate Non-U.S. Shareholder that receives income with respect to its investment in stock of the Company that is (or is treated as) effectively connected with the conduct of a trade or business in the United States also may be subject to the 30% branch profits tax imposed by the Code, which is payable in addition to regular United States corporate income tax. The following discussion addresses only the United States taxation of Non-U.S. Shareholders whose investment in stock of the Company is not effectively connected with the conduct of a trade or business in the United States.

Ordinary Dividends

     Distributions made by the Company that are not attributable to gain from the sale or exchange by the Company of United States real property interests and that are not designated by the Company as capital gain dividends will be treated as ordinary income dividends to the extent made out of current or accumulated earnings and profits of the Company. Generally, such ordinary income dividends will be subject to United States withholding tax at the rate of 30% on the gross amount of the dividend paid unless reduced or eliminated by an applicable United States income tax treaty. The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such dividends paid to a Non-U.S. Shareholder unless a lower treaty rate applies and the Non-U.S. Shareholder has filed an IRS Form 1001 with the Company, certifying the Non-U.S. Shareholder’s entitlement to treaty benefits.

Non-Dividend Distributions

     Distributions made by the Company in excess of its current and accumulated earnings and profits to a Non-U.S. Shareholder who holds 5% or less of the stock of the Company (after application of certain ownership rules) will not be subject to U.S. income or withholding tax. If it cannot be determined at the time a distribution is made whether or not such distribution will be in excess of the Company’s current and accumulated earnings and profits, the distribution will be subject to withholding at the rate applicable to a dividend distribution. However, the Non-U.S. Shareholder may seek a refund from the IRS of any amount withheld if it is subsequently determined that such distribution was, in fact, in excess of the Company’s then current and accumulated earnings and profits.

Capital Gain Dividends

     As long as the Company continues to qualify as a REIT, distributions made by the Company that are attributable to gain from the sale or exchange by the Company of any United States real property interests (“USRPI”) will be taxed to a Non-U.S. Shareholder under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Under FIRPTA, such distributions are taxed to a Non-U.S. Shareholder as if such distributions were gains “effectively connected” with the conduct of a trade or business in the United States. Accordingly, a Non-U.S. Shareholder will be taxed on such distributions at the same capital gain rates applicable to U.S. Shareholders (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of non-resident alien individuals). Distributions subject to FIRPTA also may be subject to the 30% branch profits tax in the case of a corporate Non-U.S. Shareholder that is not entitled to treaty relief or exemption. The Company will be required to withhold tax from any distribution to a Non-U.S. Shareholder that could be designated by the Company as a USRPI capital gain dividend in an amount equal to 35% of the gross distribution. The amount of tax withheld is fully creditable against the Non-U.S. Shareholder’s FIRPTA tax liability, and if such amount exceeds the Non-U.S. Shareholder’s federal income tax liability for the applicable taxable year, the Non-U.S. Shareholder may seek a refund of the excess from the IRS. In addition, if the Company designates prior distributions as capital gain dividends, subsequent distributions, up to the amount of such prior distributions, will be treated as capital gain dividends for purposes of withholding.

Disposition of Stock of the Company

     Gain recognized by a Non-U.S. Shareholder upon the sale or exchange of stock of the Company generally will not be subject to United States taxation unless such stock constitutes a USRPI within the meaning of FIRPTA. The stock of the Company will not constitute a USRPI so long as the Company is a “domestically controlled REIT.” A “domestically controlled REIT” is a REIT in which at all times during a specified testing period less than 50% in value of its stock or beneficial interests are held directly or indirectly by Non-U.S. Shareholders. The Company believes that it will be a “domestically controlled REIT,” and therefore that the sale of stock of the Company will not be subject to taxation under FIRPTA. However, because the stock of the Company is publicly traded, no assurance can be given that the Company is or will continue to be a “domestically controlled REIT.” Notwithstanding the foregoing, gain from the sale or exchange of stock of the Company that is not otherwise subject to FIRPTA will be taxable to a Non-U.S. Shareholder if the Non-U.S. Shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States. In such case, the nonresident alien individual will be subject to a 30% United States withholding tax on the amount of such individual’s gain.

     If the Company did not constitute a “domestically controlled REIT,” gain arising from the sale or exchange by a Non-U.S. Shareholder of stock of the Company would be subject to United States taxation under FIRPTA as a sale of a USRPI unless (i) the stock of the Company is “regularly traded” (as defined in the applicable Treasury regulations) and (ii) the selling Non-U.S. Shareholder’s interest (after application of certain constructive ownership rules) in the Company is 5% or less at all times during the five years preceding the sale or exchange. If gain on the sale or exchange of the stock of the Company were subject to taxation under FIRPTA, the Non-U.S. Shareholder would be subject to regular United States income tax with respect to such gain in the same manner as a U.S. Shareholder (subject to any applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals and the possible application of the 30% branch profits tax in the case of foreign corporations), and the purchaser of the stock of the Company (including the Company) would be required to withhold and remit to the IRS 10% of the purchase price. Additionally, in such case, distributions on the stock of the Company to the extent they represent a return of capital or capital gain from the sale of the stock of the Company, rather than dividends, would be subject to a 10% withholding tax.

     Capital gains not subject to FIRPTA will nonetheless be taxable in the United States to a Non-U.S. Shareholder in two cases:

•	if the Non-U.S. Shareholder’s investment in the stock of the Company is effectively connected with a U.S. trade or business conducted by such Non-U.S. Shareholder, the Non-U.S. Shareholder will be subject to the same treatment as a U.S. shareholder with respect to such gain, or

•	if the Non-U.S. Shareholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, the nonresident alien individual will be subject to a 30% tax on the individual’s capital gain.

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

•	is a corporation or falls within certain other exempt categories and, when required, can demonstrate this fact, or

•	provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A U.S. shareholder who does not provide the Company with his correct taxpayer identification number also may be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the U.S. shareholder’s federal income tax liability. In addition, the Company may be required to withhold a portion of any capital gain distributions made to U.S. shareholders who fail to certify their non-foreign status to the Company.

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

Employee Benefit Plans, Tax-qualified Retirement Plans and IRAs

     Each fiduciary of an employee benefit plan subject to Title I of ERISA (an “ERISA Plan”) should carefully consider whether an investment in stock of the Company is consistent with its fiduciary responsibilities under ERISA. In particular, the fiduciary requirements of Part 4 of Title I of ERISA require (i) an ERISA Plan’s investments to be prudent and in the best interests of the ERISA Plan, its participants and beneficiaries, (ii) an ERISA Plan’s investments to be diversified in order to reduce the risk of large losses, unless it is clearly prudent not to do so, (iii) an ERISA Plan’s investments to be authorized under ERISA and the terms of the governing documents of the ERISA Plan and (iv) that the fiduciary not cause the ERISA Plan to enter into transactions prohibited under Section 406 of ERISA. In determining whether an investment in stock of the Company is prudent for purposes of ERISA, the appropriate fiduciary of an ERISA Plan should consider all of the facts and circumstances, including whether the investment is reasonably designed, as a part of the ERISA Plan’s portfolio for which the fiduciary has investment responsibility, to meet the objectives of the ERISA Plan, taking into consideration the risk of loss and opportunity for gain (or other return) from the investment, the diversification, cash flow and funding requirements of the ERISA Plan and the liquidity and current return of the ERISA Plan’s portfolio. A fiduciary should also take into account the nature of the Company’s business, the length of the Company’s operating history and other matters described below under “Cautionary Statements”.

     The fiduciary of an IRA or of an employee benefit plan not subject to Title I of ERISA because it is a governmental or church plan or because it does not cover common law employees (a “Non-ERISA Plan”) should consider that such an IRA or Non-ERISA Plan may only make investments that are authorized by the appropriate governing documents, not prohibited under Section 4975 of the Code and permitted under applicable state law.

Status of the Company under ERISA

     A prohibited transaction may occur if the assets of the Company are deemed to be assets of the investing Plans and “parties in interest” or “disqualified persons” as defined in ERISA and Section 4975 of the Code, respectively, deal with such assets. In certain circumstances where a Plan holds an interest in an entity, the assets of the entity are deemed to be Plan assets (the “look-through rule”). Under such circumstances, any person that exercises authority or control with respect to the management or disposition of such assets is a Plan fiduciary. Plan assets are not defined in ERISA or the Code, but the United States Department of Labor issued regulations in 1987 (the “Regulations”) that outline the circumstances under which a Plan’s interest in an entity will be subject to the look-through rule.

     The Regulations apply only to the purchase by a Plan of an “equity interest” in an entity, such as common stock or common shares of beneficial interest of a REIT. However, the Regulations provide an exception to the look-through rule for equity interests that are “publicly-offered securities.”

     Under the Regulations, a “publicly-offered security” is a security that is (i) freely transferable, (ii) part of a class of securities that is widely-held and (iii) either (a) part of a class of securities that is registered under section 12(b) or 12(g) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or (b) sold to a Plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act and the class of securities of which such security is a part is registered under the Exchange Act within 120 days (or such longer period allowed by the Securities and Exchange Commission) after the end of the fiscal year of the issuer during which the offering of such securities to the public occurred. Whether a security is considered “freely transferable” depends on the facts and circumstances of each case. Generally, if the security is part of an offering in which the minimum investment is $10,000 or less, any restriction on or prohibition against any transfer or assignment of such security for the purposes of preventing a termination or reclassification of the entity for federal or state tax purposes will not of itself prevent the security from being considered freely transferable. A class of securities is considered “widely-held” if it is a class of securities that is owned by 100 or more investors independent of the issuer and of one another.

     The Company believes that the stock of the Company will meet the criteria of the publicly-offered securities exception to the look-through rule in that the stock of the Company is freely transferable, the minimum investment is less than $10,000 and the only restrictions upon its transfer are those required under federal income tax laws to maintain the Company’s status as a REIT. Second, stock of the Company is held by 100 or more investors and at least 100 or more of these investors are independent of the Company and of one another. Third, the stock of the Company has been and will be part of offerings of securities to the public pursuant to an effective registration statement under the Securities Act and will be registered under the Exchange Act within 120 days after the end of the fiscal year of the Company during which an offering of such securities to the public occurs. Accordingly, the Company believes that if a Plan purchases stock of the Company, the Company’s assets should not be deemed to be Plan assets and, therefore, that any person who exercises authority or control with respect to the Company’s assets should not be treated as a Plan fiduciary for purposes of the prohibited transaction rules of ERISA and Section 4975 of the Code.

Cautionary Statements

     This Annual Report on Form 10-K and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, that could significantly affect the Company’s current plans and expectations and future financial condition and results.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

     Such risks and uncertainties include, among other things, the following risks including those described in more detail below:

•	Changes in the financial condition or corporate strategy of the Company’s primary tenants and in particular those in the senior living assets sector;

•	Business conditions and the general economy;

•	The availability of debt and equity capital with favorable terms and conditions;

•	The federal, state and local regulatory environment; and

•	The ability of the Company to maintain its qualification as a REIT.

     Operators of senior living assets have come under increased financial pressure which may affect their ability to meet their obligations to the Company.

     Due to a variety of factors, operators of senior living facilities have come under increased financial pressure. These factors include increased competition and the implementation of cost-containment initiatives by private and governmental payors. As a result of the acquisition of Capstone Capital Corporation in 1998, the Company’s portfolio of senior living facilities increased substantially and constituted approximately 31% of its investments at December 31, 2001. Since the Capstone acquisition, several senior living facility operators have declared bankruptcy. The Company cannot be certain that additional operator failures in this sector will not occur.

     Adverse trends in the financial condition and corporate strategy of healthcare providers can negatively affect the lease revenues and values of the Company’s investments.

     The healthcare service industry is currently experiencing:

•	Substantial changes in the method of delivery of healthcare services;
•	Intense competition among healthcare providers for patients;
•	Continuing pressure by private and governmental payors; and
•	Increased scrutiny by federal and state authorities.

The changes can adversely affect the economic performance of some or all of the tenants and sponsors who provide financial support to the Company’s investments and, in turn, negatively impact the lease revenues and the value of the Company’s property investments.

     A failure to reinvest cash available to it could adversely affect the Company’s future revenues and its ability to increase distributions to shareholders; there is considerable competition in the Company’s market for attractive investments.

     From time to time, the Company will have cash available from (1) the proceeds of sales of shares of its securities, (2) principal payments on its mortgage investments, and (3) the sale of its properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. The Company must re-invest these proceeds, on a timely basis, in another healthcare investment or in a qualified short-term investment. The Company competes for real estate investments with a broad variety of potential investors. This competition for attractive investments negatively affects the Company’s ability to make timely investments on acceptable terms. Delays in acquiring properties will negatively impact revenues and perhaps the Company’s ability to increase its distributions to shareholders.

     At times, the Company may have limited access to capital which will slow the Company’s growth.

     A REIT is required to make dividend distributions and retains little capital for growth. As a result, a REIT is required to grow through the steady investment of new capital in real estate assets. Presently, capital is readily available to the Company. However, there will be times when the Company will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of the Company’s available capital will be required to meet existing commitments and to reduce existing debt. The Company may not be able to obtain additional equity or debt capital or dispose of assets — on favorable terms, if at all — at the time it requires additional capital to acquire healthcare properties on a competitive basis or to meet its obligations.

     Termination of property management engagements can result in lost income.

     The Company is engaged on its own behalf, and for the benefit of third-party property owners, in the following activities:

•	Asset and property management;
•	Day-to-day property management;
•	Leasing of multi-tenant healthcare properties; and
•	Supervision of the development of new healthcare properties.

The terms of these service engagements can vary in duration from month-to-month to 15 years. Additionally, the Company regularly terminates engagements as a result of completion of the engagement assignment or the sale of managed properties by the Company or third-party owners.

Termination of engagements results in a lost future income stream. In addition, unamortized capital costs incurred in obtaining engagements must be charged against current revenues or established reserves. The Company has experienced significant fluctuation in the number of engagements in effect at any given time. This fluctuation generates uncertainty as to the predictability of net revenues. The Company is also subject to significant uncertainties because of the dynamic nature of the healthcare service industry, and increased competition from other real estate management companies entering the healthcare services industry. The Company may not be able to continue to be able to market or cross-sell its property management services successfully.

     A failure to maintain or increase the Company’s dividend could reduce the market price of its stock.

     The Company has raised its quarterly dividend each consecutive quarter since its initial public offering. The ability to maintain or raise its dividend is dependent, to a large part, on growth of funds from operations. This growth in turn depends upon increased revenues from additional investments, rental increases and income from administrative and management services.

     If a provider lost its licensure or certification, the Company would have to obtain another provider for the affected facility.

     Healthcare providers are subject to federal and state laws and regulations which govern financial and other arrangements between healthcare operators. The Company has no control over its tenants’ ability to meet the numerous state and federal regulatory requirements. If a tenant does not continue to meet all regulatory requirements, such tenant may lose its ability to provide or bill for healthcare services. If the Company could not attract another healthcare provider on a timely basis or on acceptable terms, the Company’s revenues would suffer. In addition, many of the Company’s properties are special-purpose facilities that may not be easily adaptable to uses unrelated to healthcare. Transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

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

     The Company’s concentration on a few healthcare providers would magnify the negative effect on the Company if a larger provider were to suffer financial hardships.

     Currently, approximately 38.4% of the Company’s real estate portfolio, including mortgages, is leased to, or supported by its three largest healthcare provider clients. To varying degrees, these providers have experienced the pressures listed above. Any financial problems experienced by these providers would negatively impact the support arrangements that the Company has with these providers and require the Company to rely solely upon rental revenue from occupant tenants. If the Company is required to rely solely upon tenant occupants with respect to one or more properties, it will experience the typical risks associated with real estate investments enjoying no supplemental credit support, including competition for individual tenants and the renewal or roll-over of existing leases. Conversely, if the inpatient occupancy rate at a hospital near a Company facility deteriorated to a level at which operating cash flows would be insufficient to cover the payments to the Company, the Company would have to rely upon the general credit of the provider or the related guarantor, if any.

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

Item 2.      Properties

     The Company’s headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The lease agreement, as amended, covers approximately 24,969 square feet of rented space. The original lease, which covers 20,569 square feet of rented space, expires on October 31, 2003, with two five-year renewal options. The lease was amended for an additional 4,400 square feet of rented space, and the amendment on the additional space expires on December 31, 2006, with two five-year renewal options. Annual rental is approximately $474,000.

Item 3.      Legal Proceedings

     On March 22, 1999, HR Acquisitions I Corporation, formerly known as Capstone Capital Corporation (“HRT”), a wholly-owned subsidiary of the Company, filed suit against Medistar Corporation and its affiliate, Medix Construction Company, in United States District Court in Alabama. HRT sought damages in excess of $4 million for a variety of claims arising out of the development and construction of four real estate projects located in different parts of the United States. Medistar and Medix served as the developer and contractor, respectively, for the projects. On June 10, 1999, Medistar and Medix filed its answer and counterclaim asserting a variety of alleged legal theories, claims for damages for alleged deficiencies by HRT and the Company in the performance of alleged obligations, and for damage to their business reputation. On December 21, 2001, the parties settled the case which was dismissed with prejudice on January 8, 2002. The settlement has no material financial effect on the Company.

Item 4.      Submission of Matters to a Vote of Securityholders

     No matter was submitted to a vote of shareholders during the fourth quarter of 2001.

Part II

Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters

     Shares of the Company’s common stock are traded on The New York Stock Exchange under the symbol “HR.” As of December 31, 2001, there were approximately 1,665 shareholders of record. The following table sets forth the high and low sales prices per common share and the distributions declared per common share in the periods indicated.

			Distributions Declared
2001	High	Low	per Share

First Quarter	$24.10	$21.38	$0.570
Second Quarter	26.30	23.30	0.575
Third Quarter	27.55	24.10	0.580
Fourth Quarter	28.25	25.96	0.585

2000
First Quarter	$18.5000	$15.4375	$0.550
Second Quarter	19.0000	15.8125	0.555
Third Quarter	21.8125	17.0625	0.560
Fourth Quarter	21.3125	17.2500	0.565

     On January 22, 2002, the Company declared an increase in its quarterly common stock dividend from $0.585 per share ($2.34 annualized) to $0.590 per share ($2.36 annualized) payable to shareholders of record as of February 15, 2002. This dividend was paid on March 6, 2002. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by the Board of Directors. Future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, the Company’s financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

     On October 15, 2001, the Company issued an aggregate of 150,000 shares of its Common Stock to three former executive officers of Capstone Capital Corporation pursuant to Consulting Agreements with such individuals. Such sales were exempt under the registration requirements of the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) of such Act.

Item 6.      Selected Financial Data

     The Company’s selected financial data, set forth on page 9 of its 2001 Annual Report to Shareholders under the caption “Selected Financial Information,” is incorporated herein by reference.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company’s information relating to management’s discussion and analysis of financial condition, set forth on pages 10 through 16 of the Company’s 2001 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

     See “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth on pages 15 through 16 of the Company’s 2001 Annual Report to Shareholders.

Item 8.      Financial Statements and Supplementary Data

     The Company’s financial statements and the related notes, together with the report of Ernst & Young LLP thereon, set forth on pages 17 through 34 of the Company’s 2001 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Part III

Item 10.      Directors and Executive Officers of the Registrant

Directors

     Information with respect to directors, set forth on pages 1 through 4 of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2002 under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers

     The executive officers of the Company are:

Name	Age	Position

David R. Emery	57	Chairman of the Board & Chief Executive Officer
Timothy G. Wallace	43	Executive Vice President & Chief Financial Officer
Roger O. West	57	Executive Vice President & General Counsel

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

     Mr. West has held executive positions with the Company since May 1994. Prior to joining the Company, he was a senior partner in the law firm of Geary, Porter and West, P.C. in Dallas, Texas from July 1992 to May 1994. Mr. West has extensive experience in the areas of corporate, tax and real estate law. Since October 1999, Mr. West has served as a director of 3333 Holding Corporation, a real estate development firm located in Dallas, Texas that is listed on the NYSE. Since April 2000, Mr. West has served as its non-executive Chairman.

     Information with respect to the terms of office of the executive officers of the Company, set forth on pages 9 through 11 of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2002 under the caption “Executive Compensation – Employment Contracts and Change-In-Control Arrangements,” is incorporated herein by reference.

Section 16(a) Compliance

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth on pages 6 through 7 of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2002 under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Item 11.      Executive Compensation

     Information relating to executive compensation, set forth on pages 7 through 11 of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2002 under the caption “Executive Compensation,” is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

     Information relating to the security ownership of management and certain beneficial owners, set forth on page 6 of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2002 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

     Information relating to certain relationships and related transactions, set forth on page 16 of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2002 under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Part IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Index to Pro Forma and Historical Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:

The following financial statements of Healthcare Realty Trust Incorporated are incorporated by reference in Item 8 of this Report from the 2001 Annual Report to Shareholders:

Audited Consolidated Financial Statements

•	Independent Auditors’ Report.
•	Consolidated Balance Sheets – December 31, 2001 and 2000.
•	Consolidated Statements of Income for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.
•	Consolidated Statements of Cash Flows for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.
•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts at December 31, 2001	S-1

Schedule III — Real Estate and Accumulated Depreciation at December 31, 2001	S-2

Schedule IV — Mortgage Loans on Real Estate at December 31, 2001	S-3

All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto

(3)	Exhibits:

Exhibit
Number		Description of Exhibits

3.1	—	Second Articles of Amendment and Restatement of the Registrant.(1)
3.2	—	Amended and Restated Bylaws of the Registrant.(5)
4.1	—	Specimen stock certificate.(1)
4.2	—	Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee.(8)
4.3	—	First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee.(8)
4.4	—	Form of 8.125% Senior Note Due 2011.(8)
10.1	—	1993 Employees Stock Incentive Plan.(1)
10.2	—	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated.(4)
10.3	—	Executive Retirement Plan, as amended.(6)
10.4	—	Retirement Plan for Outside Directors.(1)
10.5	—	Non-Qualified Deferred Compensation Plan.(6)
10.6	—	Executive Variable Incentive Compensation Plan. (6)

10.7	—	2000 Employee Stock Purchase Plan.(6)
10.8	—	Dividend Reinvestment Plan.(2)
10.9	—	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated.(6)
10.10	—	Amended and Restated Employment Agreement by and between Roger O. West and Healthcare Realty Trust Incorporated.(6)
10.11	—	Amended and Restated Employment Agreement by and between Timothy G. Wallace and Healthcare Realty Trust Incorporated.(6)
10.12	—	Form of Note Purchase Agreement, dated as of September 1, 1995, pertaining to $90,000,000 aggregate principal amount of 7.41% Senior Notes due September 1, 2002.(3)
10.13	—	Form of Note Purchase Agreement, dated as of March 1, 2000, pertaining to $70,000,000 aggregate principal amount of 9.49% Senior Notes due April 1, 2006.(7)
10.14	—	Amended and Restated Credit Agreement among the Company; Bank of America, N.A.; First Union National Bank; UBS AG, Stamford Branch; and Banc of America Securities LLC dated July 2, 2001.(9)
11	—	Statement re computation of per share earnings (contained in Note 8 to the Notes to the Consolidated Financial Statement in the Annual Report to Shareholders for the year ended December 31, 2001 filed herewith as Exhibit 13).
13	—	Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2001 (filed herewith).
21	—	Subsidiaries of the Registrant (filed herewith).
23	—	Consent of Ernst & Young LLP, independent auditors (filed herewith).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-72860) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1995 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2000 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	1993 Employees Stock Incentive Plan of Healthcare Realty Trust Incorporated (filed as Exhibit 10.1)

2.	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated (filed as Exhibit 10.2)

3.	Executive Retirement Plan, as amended (filed as Exhibit 10.3)

4.	Retirement Plan for Outside Directors (filed as Exhibit 10.4)

5.	Non-Qualified Deferred Compensation Plan (filed as Exhibit 10.5)

6.	Executive Variable Incentive Compensation Plan (filed as Exhibit 10.6)

7.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.7)

8.	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated (filed as Exhibit 10.9)

9.	Amended and Restated Employment Agreement by and between Roger O. West and Healthcare Realty Trust Incorporated (filed as Exhibit 10.10)

10.	Amended and Restated Employment Agreement by and between Timothy G. Wallace and Healthcare Realty Trust Incorporated (filed as Exhibit 10.11)

(b)	Reports on Form 8-K

The Company filed one report on Form 8-K during the fourth quarter of 2001.

Date of Earliest
Event Reported	Date Filed	Items Reported

December 18, 2001	December 20, 2001	Item 5. Other Events

Item 7. Financial Statements, Proforma Financial Statements and Exhibits

     Also, the Company furnished in accordance with Regulation FD the following reports on Form 8-K or Form 8-K/A during the fourth quarter of 2001.

Date of Earliest
Event Reported	Date Filed	Items Reported

October 25, 2001	October 25, 2001	Item 9.	Regulation FD Disclosure

		Item 7.	Financial Statements and Exhibits

November 9, 2001	November 9, 2001	Item 9.	Regulation FD Disclosure

		Item 7.	Financial Statements and Exhibits

November 27, 2001	November 27, 2001	Item 9.	Regulation FD Disclosure

		Item 7.	Financial Statements and Exhibits

(c)	Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3).

(d)	Financial Statement Schedules

The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 25, 2002.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ David R. Emery

David R. Emery
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery David R. Emery	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 25, 2002

/s/ Timothy G. Wallace Timothy G. Wallace	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2002

/s/ Scott W. Holmes Scott W. Holmes	Senior Vice President - Financial Reporting (Principal Accounting Officer)	March 25, 2002

/s/ Errol L. Biggs, Ph.D. Errol L. Biggs, Ph.D.	Director	March 25, 2002

/s/ Charles Raymond Fernandez, M.D. Charles Raymond Fernandez, M.D.	Director	March 25, 2002

/s/ Batey M. Gresham, Jr. Batey M. Gresham, Jr.	Director	March 25, 2002

Signature	Title	Date

/s/ Marliese E. Mooney Marliese E. Mooney	Director	March 25, 2002

/s/ Edwin B. Morris, III Edwin B. Morris, III	Director	March 25, 2002

/s/ John Knox Singleton John Knox Singleton	Director	March 25, 2002

Schedule II — Valuation and Qualifying Accounts at December 31, 2001
(dollars in thousands)

			Additions

		Balance at	Charged to	Charged to
		Beginning	costs and	other		Balance at
Description		of Period	expenses	accounts	Deductions (1)	End of Period

2001	Mortgage notes receivable allowance	$1,709	$200	$—	$488	$1,421
	Accounts receivable allowance	1,718	1,834	—	547	3,005
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$4,427	$2,034	$—	$1,035	$5,426

2000	Mortgage notes receivable allowance	$2,283	$—	$—	$574	$1,709
	Accounts receivable allowance	995	1,069	—	346	1,718
	Preferred stock investment reserve	—	1,000	—	—	1,000

		$3,278	$2,069	$—	$920	$4,427

1999	Mortgage notes receivable allowance	$3,000	$—	$—	$717	$2,283
	Accounts receivable allowance	419	576	—	—	995

		$3,419	$576	$—	$717	$3,278

(1)	Write-off or collection of the related receivable accounts.

S-1

Healthcare Realty Trust, Inc.
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2001
(dollars in thousands)

			Land

				Costs
				Capitalized
	Number of		Initial	Subsequent to
Facility Type	Properties	State	Investment	Acquisition	Total

Ancillary Hospital Facilities	59	AL, AZ, CA, FL, GA,	$58,386	$1,634	$60,020
		KS, MS, NV, PA, TN,
		TX, VA, WY

Assisted Living Facilities	39	AL, CT, FL, GA, IL,	9,875	—	9,875
		MO, MS, NC, NJ, OH,
		PA, SC, TN, TX, VA,
		WY

Comprehensive Ambulatory Care Centers	13	AZ, CA, FL, MO, TX	12,270	578	12,848

Inpatient Rehabilitation Facilities	9	AL, FL, PA, TX	5,835	—	5,835

Medical Office Buildings	10	FL, PA, TN, TX, VA	6,845	3	6,848

Other Inpatient Facilities	3	MI, PA, TX	4,761	150	4,911

Other Outpatient Facilities	12	AL, AR, CA, FL, GA,	7,090	436	7,526
		IL, MO, MS, NV, VA

Physician Clinics	31	AL, CA, FL, GA, IL,	27,692	268	27,960
		MA, MO, TN, TX, VA

Skilled Nursing Facilities	33	AZ, CA, CO, FL, IN,	13,430	269	13,699
		KS, MI, MO, NC, OK,
		PA, TN, TX, VA

Total Real Estate	209		146,184	3,338	149,522

Corporate Property	—		—	—	—

Total Property	209		$146,184	$3,338	$149,522

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Buildings, Improvements, and CIP

		Costs
		Capitalized			(4)	(1)
	Initial	Subsequent to		Personal	Total	Accumulated		Date	Date
Facility Type	Investment	Acquisition	Total	Property	Assets	Depreciation	Encumbrances	Acquired	Constructed

Ancillary Hospital Facilities	$432,400	$19,908	$452,308	$650	$512,978	$57,287	$48,553	1993-2001	1970-2001
									1 under const. (3)

Assisted Living Facilities	218,615	829	219,444	12	229,331	19,142	—	1997-2000	1976-2000

Comprehensive Ambulatory Care Centers	130,869	3,356	134,225	99	147,172	15,407	16,006	1993-1998	1991-1999
									1 under const. (2) (3)

Inpatient Rehabilitation Facilities	148,754	—	148,754	—	154,589	13,786	—	1998	1983-1991

Medical Office Buildings	40,083	1,470	41,553	579	48,980	5,902	4,123	1993-2000	1988-1998
									1 under const. (3)

Other Inpatient Facilities	17,440	—	17,440	—	22,351	1,493	—	1998-1999	1983
									1 under const. (3)

Other Outpatient Facilities	35,068	—	35,068	46	42,640	5,735	—	1993-1999	1906-1998

Physician Clinics	123,246	2,004	125,250	52	153,262	14,958	6,967	1993-2001	1905-1999

Skilled Nursing Facilities	174,826	2,335	177,161	215	191,075	22,593	—	1993-2000	1950-1998

Total Real Estate	1,321,301	29,902	1,351,203	1,653	1,502,378	156,303	75,649

Corporate Property	—	—	—	6,162	6,162	2,573	—

Total Property	$1,321,301	$29,902	$1,351,203	$7,815	$1,508,540	$158,876	$75,649

(1)	Depreciation is provided on buildings and improvements over 31.5 or 39.0 years and personal property over 3.0 to 7.0 years.

(2)	Consists of three buildings, with one building being an MOB that is under construction as of 12/31/01.

(3)	Development at 12/31/01.

(4)	Total assets at 12/31/01 have an estimated aggregate total cost of $1.4 billion for Federal Income Tax purposes.

(5)	Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2001, 2000, and 1999:

	Year to Date Ending 12/31/01		Year to Date Ending 12/31/00		Year to Date Ending 12/31/99

	Total	Accumulated	Total	Accumulated	Total	Accumulated
	Property	Depreciation	Property	Depreciation	Property	Depreciation

Beginning Balance	$1,479,348	$120,522	$1,399,146	$83,996	$1,387,555	$50,116
Additions during the period:
Real Estate	29,392	39,479	72,556	37,790	24,633	37,686
Corporate Property	2,108	732	623	571	287	221
Construction in Progress	22,251	—	24,229	—	33,511	—
Retirements/dispositions:
Real Estate	(24,534)	(1,842)	(17,185)	(1,821)	(46,840)	(4,027)
Corporate Property	(25)	(15)	(21)	(14)	—	—

Ending Balance	$1,508,540	$158,876	$1,479,348	$120,522	$1,399,146	$83,996

S-2

Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2001
(dollars in thousands)

			Periodic	Original
	Interest	Maturity	Payment	Face	Carrying	Balloon
Description	Rate	Date	Terms	Amount	Amount (8)	Payment

Individual permanent mortgages in excess of 3% of the total carrying amount:

Specialty hospital located in Arizona	9.85%	11/1/2004	(1)	$17,800	$17,398	$16,409	(3)
Physician clinic facility located in Florida	10.77%	10/5/2010	(1)	9,400	9,431	8,006	(6)
Skilled nursing facility located in Michigan	11.82%	2/15/2007	(1)	9,600	9,320	8,463	(5)
Acute care hospital located in California	12.47%	8/10/2009	(1)	8,000	7,788	6,979	(7)
Assisted living facility in California	12.00%	5/31/2008	(2)	6,800	7,416	7,890	(5)
Skilled nursing facility located in Tennessee	10.09%	10/27/2013	(9)	12,380	6,340	5,955	(4)
Assisted living facility located in Florida	8.95%	2/1/2009	(1)	6,300	6,226	5,318	(5)
Assisted living facility located in Florida	10.36%	1/1/2008	(1)	5,800	5,705	4,967	(5)
Assisted living facility located in California	8.73%	11/1/2005	(1)	5,300	5,106	4,720	(5)
Assisted living facility located in Idaho	10.96%	10/1/2002	(1)	4,970	4,831	4,700	(5)
Assisted living facility located in Arizona	10.71%	12/15/2006	(1)	4,805	4,730	4,449	(5)
Assisted living facility located in California	12.20%	5/1/2002	(1)	4,300	4,192	4,108	(5)
Skilled nursing facility located in Alabama	11.37%	5/1/2007	(1)	4,000	3,952	3,686	(5)

Other mortgages less than 3% of the total carrying amount:

Seven skilled nursing facilities located in the states of	From	From
Florida, Massachusetts, Michigan, Ohio, South Carolina	8.34%	May-02
Tennessee, and Virginia; with face amounts ranging from	to	to
$0.60 million to $3.1 million	14.04%	Dec-05			11,652

Fifteen assisted living facilities located in the states of Alabama, Arizona, California, Georgia, Mississippi, Montana, North Carolina,	From	From
New Mexico, Ohio, Oregon, Pennsylvania, Tennessee,	9.20%	Mar-02
Texas; with face amounts ranging from $0.35 million to	to	to
$3.1 million	14.00%	Feb-08			17,370

One physician clinic located in Texas with an original face amount	12.00%	Sep-10	(11)	752	617	0	(12)
of $0.752 million

Total Mortgage Notes Receivable					$122,074

Notes:

(1)	Paid in monthly installments of principal and interest. Principal payable in full at maturity date. Amortized over 300 months.
(2)	Interest only for 5 years. 2% of interest is capitalized.
(3)	No prepayment penalty until 4th year, then 3% penalty scaling down 1% annually.
(4)	Prepayment penalty cannot be determined because future interest rate fluctuations are based on future Consumer Price Index .
(5)	Yield Maintenance Amount is defined generally as % of the Principal Amount Being Prepaid x [(Present Value of the principal and Interest payments remaining to maturity at a discount rate) — (Principal Amount outstanding at the time of prepayment)].
(6)	No prepayment until 5th anniversary, then 5% penalty scaling down 1% per year.
(7)	No prepayment before December 2001, then 3% penalty until August 2002, then scales down 1% per year.
(8)	Generally includes purchase accounting adjustment resulting from Capstone merger.
(9)	Interest only until maturity. Then principal is payable in full.
(10)	Other deductions consists of 14 mortgages which were converted to master leases, and net proceeds from a mortgage participation transaction.
(11)	Paid in monthly installments of principal and interest. Amortized over 120 months.
(12)	Prepayment may be made with the following penalties: 1.5% penalty during first loan year, 3.5% during second loan year, 5.5% during third loan year, 8% after until maturity.

	Years Ended December 31,

	2001	2000		1999

Balance at beginning of period	$171,006	$250,443		$234,504
Additions during period:
New or acquired mortgages	2,962	192		0
Commitments assumed in the Capstone merger	0	0		16,734
Construction fundings	0	1,444		21,804
Other	0	129		407

	2,962	1,765		38,945
Deductions during period:
Collections of principal	(1,540)	(1,677)		(1,834)
Cost of mortgages prepaid or sold	(50,271)	(15,921)		(20,249)
Amortization of premium	(635)	(787)		(923)
Other	552	(62,817	)(10)	0

	(51,894)	(81,202)		(23,006)

Balance at end of period	$122,074	$171,006		$250,443

S-3