Form 10-Q
period 2002-03-31
HEALTHCARE REALTY TRUST INC
filed 2002-05-15
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File Number: 1-11852

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62 – 1507028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes    ☒    No   ☐

As of May 1, 2002, 41,904,924 shares of the Registrant’s Common Stock and 3,000,000 shares of the
Registrant’s Series A Voting Cumulative Preferred Stock were outstanding.

HEALTHCARE REALTY TRUST
INCORPORATED

FORM 10-Q

March 31, 2002

Part I — Financial Information

Item 1. Financial Statements

Healthcare Realty Trust Incorporated

Condensed Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2002	2001

ASSETS
Real estate properties:
Land	$148,946	$149,522
Buildings and improvements	1,333,341	1,332,948
Personal property	8,399	7,815
Construction in progress	15,858	18,255

	1,506,544	1,508,540
Less accumulated depreciation	(168,841)	(158,876)

Total real estate properties, net	1,337,703	1,349,664
Cash and cash equivalents	9,454	2,930
Mortgage notes receivable	118,884	122,074
Other assets, net	90,378	80,813

Total assets	$1,556,419	$1,555,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$514,619	$505,222
Accounts payable and accrued liabilities	19,988	12,203
Other liabilities	15,498	25,969

Total liabilities	550,105	543,394

Commitments	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; issued and outstanding, 2002 and 2001 - 3,000,000	30	30
Common stock, $.01 par value; 150,000,000 shares authorized; issued and outstanding, 2002 – 41,904,924; 2001 – 41,465,919	419	414
Additional paid-in capital	1,101,219	1,089,127
Deferred compensation	(23,648)	(12,852)
Cumulative net income	394,909	375,061
Cumulative dividends	(466,615)	(439,693)

Total stockholders’ equity	1,006,314	1,012,087

Total liabilities and stockholders’ equity	$1,556,419	$1,555,481

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual
Report on Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Condensed Consolidated Statements of Income
For The Three Months Ended March 31, 2002 and 2001
(Dollars in thousands, except per share data)

	2002	2001

REVENUES:
Master lease rental income	$24,896	$25,087
Property operating income	19,092	16,450
Straight line rent	1,181	1,748
Mortgage interest income	3,784	4,539
Management fees	314	342
Interest and other income	386	63

	49,653	48,229

EXPENSES:
General and administrative	2,508	2,035
Property operating expenses	7,463	6,191
Interest	8,939	9,785
Depreciation	10,523	10,112
Amortization	43	80

	29,476	28,203

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	20,177	20,026
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	(329)	618

NET INCOME	$19,848	$20,644

NET INCOME PER COMMON SHARE – BASIC	$0.45	$0.48

NET INCOME PER COMMON SHARE – DILUTED	$0.44	$0.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	40,486,486	39,628,676

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	41,434,098	40,540,420

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.590	$0.570

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual
Report on Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)

	2002	2001

Cash flows from operating activities:
Net income	$19,848	$20,644
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,052	10,646
Deferred compensation amortization	680	411
Decrease in other liabilities	(490)	(32)
Increase in other assets	(9,565)	(4,947)
Increase (decrease) in accounts payable and accrued liabilities	7,230	(6,449)
Increase in straight line rent	(1,181)	(1,748)
(Gain) loss on sale of real estate	329	(618)

Net cash provided by operating activities	27,903	17,907

Cash flows from investing activities:
Acquisition and development of real estate properties	(6,515)	(9,388)
Funding of mortgages	(3,810)	0
Proceeds from sale of real estate	8,074	2,199
Proceeds from mortgage payments/sales	6,841	298

Net cash provided by (used in) investing activities	4,590	(6,891)

Cash flows from financing activities:
Borrowings on notes and bonds payable	41,500	25,000
Repayments on notes and bonds payable	(41,723)	(12,950)
Dividends paid	(26,367)	(24,776)
Proceeds from issuance of common stock	621	235

Net cash used in financing activities	(25,969)	(12,491)

Increase (decrease) in cash and cash equivalents	6,524	(1,475)
Cash and cash equivalents, beginning of period	2,930	1,788

Cash and cash equivalents, end of period	$9,454	$313

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual
Report on Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated

Notes to Condensed Consolidated Financial Statements

March 31, 2002

(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Healthcare Realty Trust Incorporated (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001.

     Certain reclassifications have been made in the financial statements for the year ended 2001 to conform to the 2002 presentation. These reclassifications had no effect on the results of operations as previously reported. The results of operations for the three-month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2. Organization

     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of March 31, 2002, the Company had invested in 238 properties and mortgages (the “Properties”) located in 29 states, affiliated with 62 healthcare-related entities. The Properties include:

	Number of	(in thousands)
	Properties	Investment

Ancillary hospital facilities	59	$514,555
Physician clinics	32	167,900
Skilled nursing facilities	41	216,064
Comprehensive ambulatory care centers	13	147,912
Assisted living facilities	57	279,954
Inpatient rehabilitation facilities	9	154,589
Medical office buildings	10	47,730
Other outpatient facilities	12	42,640
Other inpatient facilities	5	47,428
Corporate property	—	6,656

	238	$1,625,428

Note 3. Significant Accounting Policies

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, “Accounting for Goodwill and Intangible Assets” (“FAS 142”). The Company adopted FAS 142 effective in January 2002. The adoption of FAS 142 had no material impact on the Company’s financials as of March 31, 2002 and for the three-month period then ended.

Note 4. Funds From Operations

     Funds from operations, as defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) 1999 White Paper, means net income before net gains on sales of real estate properties (computed in accordance with generally accepted accounting principles) plus depreciation from real estate assets. The Company calculates its funds from operations (“FFO”) using a modified version of the NAREIT’s October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT’s definition of funds from operations requires the inclusion of straight-line rental revenue in funds from operation.

     The Company considers FFO to be an informative measure of the performance of an equity real estate investment trust (“REIT”) and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

Funds from Operations (1)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,

	2002	2001

Net Income before net gain (loss) on sale of real estate properties	$20,177	$20,026
Elimination of rental revenues recognized on a straight line basis (2)	(1,181)	(1,748)
Preferred Stock Dividend	(1,664)	(1,664)
Real Estate Depreciation	10,244	9,952

Total Adjustments	7,399	6,540

Funds From Operations-Basic	$27,576	$26,566

Convertible Subordinated Debenture Interest	0	71

Funds From Operations – Diluted	$27,576	$26,637

Funds From Operations Per Common Share – Basic	$0.68	$0.67

Funds From Operations Per Common Share – Diluted	$0.67	$0.66

Weighted Average Common Shares Outstanding – Basic	40,486,486	39,628,676

Weighted Average Common Shares Outstanding – Diluted	41,434,098	40,540,420

(1)	FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

Management believes the Company’s FFO is not directly comparable to other healthcare REIT’s, which own a portfolio of triple net leased properties or mortgages, as the Company develops projects through a development and lease-up phase before they reach their targeted cash flow returns. Furthermore, the Company eliminates, in consolidation, fee income for developing, leasing and managing owned properties and expenses or capitalizes, as the case may be, related internal costs.

(2)	The Company calculates its FFO using a modified version of National Association of Real Estate Investment Trust’s (“NAREIT”) October 1999 definition of funds from operations. The Company eliminates straight-line rental revenue in computing FFO although NAREIT’s definition of funds from operations requires the inclusion of straight-line rental revenue. If the Company had followed the NAREIT definition of funds from operations, as other healthcare REITs do, FFO on a diluted basis would have been $0.69 per common share for the three months ended March 31, 2002.

Note 5. Notes and Bonds Payable

     Notes and bonds payable at March 31, 2002 consisted of the following (in thousands):

Unsecured Credit Facility due 2004	$51,000
Senior Notes due 2002	18,000
Senior Notes due 2006	70,000
Senior Notes due 2011, net	296,700
Mortgage notes payable	74,836
Other note payable	4,083

$514,619

Unsecured Credit Facility due 2004

     In July 2001, the Company entered into a $150 million credit facility (the “Unsecured Credit Facility due 2004”) which bears interest at LIBOR rates plus 1.15%, payable quarterly, and matures in July 2004. In addition, the Company pays a facility fee of 0.2% on the commitment. The Unsecured Credit Facility due 2004 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At April 30, 2002, the Company had additional borrowing capacity of $124.0 million under this facility.

Senior Notes due 2002

     In 1995, the Company privately placed $90.0 million of unsecured senior notes (the “Senior Notes due 2002”), of which $18.0 million are outstanding, with 16 institutions. The Senior Notes due 2002 bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. The note agreements pertaining to the Senior Notes due 2002 contain certain representations, warranties and financial and other covenants customary in such loan agreements.

Senior Notes due 2006

     In April 2000, the Company privately placed $70.0 million of unsecured senior notes (the “Senior Notes due 2006”) with multiple purchasers affiliated with two institutions. The Senior Notes due 2006 bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. On April 1, 2004 and 2005, the Company must repay $20.3 million of the principal with the remaining principal balance of $29.4 million payable upon maturity. The note agreements pertaining to the Senior Notes due 2006 contain certain representations, warranties and financial and other covenants customary in such loan agreements.

Senior Notes due 2011

     In May 2001, the Company publicly issued $300.0 million unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding a 8.202% interest rate per annum.

     Subsequent to the reorganization of the Company’s debt structure in 2001, the Company’s outstanding debt was primarily fixed rate. The Company’s practice and objective has been to protect itself against changes in fair value due to changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in June 2001, the Company entered into interest rate swap agreements with two lending institutions for notional amounts totaling $125.0 million which are expected to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. In both interest rate swaps, the Company receives a 8.125% fixed rate and pays a variable rate of LIBOR plus 1.99%, set in arrears, with semi-annual settlement dates each May 1 and November 1. The swaps are not callable for the first five years. After five years, the swaps are callable, at fair value, by either party if, and only if, the other party is downgraded below investment grade by two or more rating agencies. These derivative instruments meet all requirements of a fair value hedge and are accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value will have no impact on the income statement. At March 31, 2002, the fair value of the hedge is reported in other liabilities with an offsetting decrease to the Senior Notes due 2011 included in notes and bonds payable on the Company’s balance sheet.

Mortgage Notes Payable

     At March 31, 2002, the Company had outstanding 13 non-recourse mortgage notes payable, with related collateral, as follows(dollars in millions):

						Contractual
					Investment in	Balance at
		Effective	Maturity		Collateral at	March 31,
Mortgagor	Original Balance	Interest Rate	Date	Collateral	March 31, 2002	2002

Life Insurance Co.	$23.3	7.765%	7/26	Ancillary hospital facility	$43.7	$22.0
Life Insurance Co.	4.7	7.765%	1/17	Ancillary hospital facility	10.8	4.1
Life Insurance Co.	17.1	7.765%	4/04	Two ambulatory surgery centers & one ancillary hospital facility	37.4	15.9
Commercial Bank	35.0	7.220%	5/11	Nine ancillary hospital facilities & one physician clinic	78.2 $170.2	32.8 $74.8

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

Note 6. Commitments and Contingencies

     As of March 31, 2002, the Company had a net investment of approximately $15.9 million in three build-to-suit developments in progress, which have a total remaining funding commitment of approximately $7.9 million.

     As part of the merger with Capstone Capital Corporation (“Capstone”) in 1998, agreements were entered into with three individuals affiliated with Capstone that restrict competitive practices and which the Company believes will protect and enhance the value of the real estate properties acquired from Capstone. These agreements provide for the issuance of 150,000 shares per year of common stock of the Company to the individuals on October 15 of the years 1999, 2000, 2001 and 2002, provided all terms of the agreements are met. The Company issued 150,000 shares during each of the years 2001, 2000 and 1999 pursuant to these agreements.

Note 7. Asset Acquisitions

     During the first quarter of 2002, the Company acquired the first mortgage, on a skilled nursing facility on which the Company also owns the second mortgage, for a net purchase price of $3.9 million. The Company also re-purchased, at par, for $11.8 million the participating interest in a note receivable.

Note 8. Asset Dispositions

     During the first quarter of 2002, the Company sold a 4,199 square foot physician clinic in Fincastle, Virginia and a 66,000 square foot assisted living facility in Urbana, Illinois for aggregate net proceeds totaling approximately $8.1 million resulting in a net loss of approximately $0.3 million. Further, the Company received approximately $6.7 million in net proceeds from the repayment of five mortgage notes.

Note 9. Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three months ended March 31, 2002 and 2001 (dollars in thousands, except per share data).

	Three Months Ended
	March 31,

	2002	2001

Basic EPS
Weighted Average Common Shares Outstanding	41,728,649	40,467,373
Actual Restricted Stock Shares	(1,242,163)	(838,697)

Denominator – Basic	40,486,486	39,628,676

Net Income	$19,848	$20,644
Preferred Stock Dividend	(1,664)	(1,664)

Numerator – Basic	$18,184	$18,980

Per Share Amount	$0.45	$0.48

Diluted EPS
Weighted Average Common Shares Outstanding	41,728,649	40,467,373
Actual Restricted Stock Shares	(1,242,163)	(838,697)
Restricted Shares – Treasury	814,875	639,657
Dilution for Convertible Debentures	0	175,167
Dilution for Employee Stock Purchase Plan	132,737	96,920

Denominator – Diluted	41,434,098	40,540,420

Numerator – Basic	$18,184	$18,980
Convertible Subordinated Debenture Interest	0	71

Numerator – Diluted	$18,184	$19,051

Per Share Amount	$0.44	$0.47

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

First Quarter 2002 Compared to First Quarter 2001

     For the three months ended March 31, 2002, net income was $19.8 million, or $0.45 per basic common share ($0.44 per diluted common share), on total revenues of $49.7 million compared to net income of $20.6 million, or $0.48 per basic common share ($0.47 per diluted common share), on total revenues of $48.2 million, for the three months ended March 31, 2001. Funds from operations (“FFO”) was $27.6 million, or $0.68 per basic common share ($0.67 per diluted common share), for the three months ended March 31, 2002 compared to $26.6 million, or $0.67 per basic common share ($0.66 per diluted common share), for the same period in 2001.

     Total revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, increased approximately $1.4 million or 3.0% as discussed below:

     •     Master lease rent and property operating income increased $2.5 million or 5.9% due mainly to the acquisition of one revenue-producing property, the disposal of six properties and the completion and commencement of operations for four properties that were previously under construction.

     •     Straight line rent decreased $0.6 million or 32.4% for the three months ended March 31, 2002 compared to the same period in 2001 due to the disposition or renegotiation of leases that required straight line rent as well as the normal decrease that would be expected as the amounts billed continue to increase.

     •     Mortgage interest income decreased $0.8 million or 16.6% for 2002 compared to 2001 due mainly to the repayment of 23 mortgages since March 31, 2001.

     •     Interest and other income increased $0.3 million or 512.7% for 2002 compared to 2001 due mainly to fees earned on mortgage notes receivable repayments and the re-purchase of a participating interest in a note receivable.

     Total expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 increased $1.3 million or 4.5% as discussed below:

     •     General and administrative expenses increased $0.5 million or 23.2% for the three months ended March 31, 2002 compared to 2001 due mainly to an increase in the number of employees and related compensation for portfolio management, development and other service-based activities.

     •     Property operating expenses and depreciation expense for the three months ended March 31, 2002 compared to 2001 increased $1.7 million or 10.3% due mainly to the acquisition of one revenue-producing property, the disposal of six properties and the completion and commencement of operations for four properties that were previously under construction.

     •     Interest expense for the three months ended March 31, 2002, compared to the same period in 2001, decreased $0.8 million, or 8.7% mainly due to the continuing decrease in interest rates along with a reduction in total debt outstanding from 2001 to 2002.

Liquidity and Capital Resources

     As discussed in more detail in Note 5, the Company is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows (dollars in millions):

	Principal		Contractual
	Balance at		Interest	Interest
	March 31, 2002	Maturity Date	Rate	Payments	Principal Payments

Unsecured Credit Facility due 2004	$51.0	7/04	LIBOR +1.15%	Quarterly	At maturity
Senior Notes due 2002 Senior Notes due 2006	18.0 70.0	9/02 4/06	7.41% 9.49%	Semi-Annual Semi-Annual	At maturity $20.3 million in 2004, 2005 and $29.4 million in 2006
Senior Notes due 2011	300.0	5/11	8.125%	Semi-Annual	At maturity
Mortgage notes payable	74.8	9/04-7/26	7.22%-8.50%	Monthly	Monthly or at maturity
Other note payable	4.1	7/05	7.53%	Semi-Annual	Semi-Annual

	$517.9

     During 2001, the Company focused on reorganizing its debt structure and repaying or replacing debt instruments with shorter maturities with debt instruments with longer maturities, such that at March 31, 2002, approximately 72% of the Company’s outstanding principal debt balances are due after 2005. Further, at April 30, 2002, the Company had additional borrowing capacity of $124.0 million under the Unsecured Credit Facility due 2004.

     Subsequent to the reorganization of the Company’s debt structure in 2001, the Company’s outstanding debt was primarily fixed rate. The Company’s practice and objective has been to protect itself against changes in fair value due to changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in June 2001, the Company entered into interest rate swap agreements with two lending institutions for notional amounts totaling $125.0 million which are expected to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. In both interest rate swaps, the Company receives a 8.125% fixed rate and pays a variable rate of LIBOR plus 1.99%, set in arrears, with semi-annual settlement dates each May 1 and November 1. The swaps are not callable for the first five years. After five year, the swaps are callable, at fair value, by either party if, and only if, the other party is downgraded below investment grade by two or more rating agencies. These derivative instruments meet all requirements of a fair value hedge and are accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value will have no impact on the income statement. At March 31, 2002, the fair value of the hedge is reported in other liabilities with an offsetting decrease to the Senior Notes due 2011 included in notes and bonds payable on the Company’s balance sheet.

     As of March 31, 2002, the Company can issue an aggregate of approximately $171.6 million of securities remaining under its currently effective registration statement. Should the market permit, the Company may issue securities under its registration statement. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

     During the first quarter of 2002, the Company acquired the first mortgage on a skilled nursing facility and re-purchased the participating interest in a note receivable for an aggregate net purchase price of $15.7 million. These transactions were funded from the Unsecured Credit Facility due 2004. Further, the Company sold a 4,199 square foot physician clinic and a 66,000 square foot assisted living facility for aggregate net proceeds totaling approximately $8.1 million and received approximately $6.7 million in net proceeds from the repayment of five mortgage notes. These funds were used to partially repay the Unsecured Credit Facility due 2004 and were used for general corporate purposes.

     As of March 31, 2002, the Company had a net investment of approximately $15.9 million in three build-to-suit developments in progress, which have a total remaining funding commitment of approximately $7.9 million. The Company intends to fund these commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility due 2004, proceeds from the sale of additional assets, proceeds from additional repayments of mortgage notes receivable, or additional capital market financing.

     At March 31, 2002, the Company had stockholders’ equity of approximately $1.0 billion. The debt to total capitalization ratio, on a book basis, was approximately 0.338 to 1 at March 31, 2002.

     On January 22, 2002, the Company declared an increase in its quarterly common stock dividend from $0.585 per share ($2.34 annualized) to $0.590 per share ($2.36 annualized) payable to stockholders of record on February 15, 2002. This dividend was paid on March 6, 2002. In April 2002, the Company announced payment of a common stock dividend of $0.595 per share ($2.38 annualized) payable to stockholders of record as of May 15, 2002. This dividend is payable on June 6, 2002 and relates to the period January 1, 2002 through March 31, 2002. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by its board of directors.

     During 2002, the Company expects to pay quarterly dividends on its 8 7/8% Series A Voting Cumulative Preferred Stock in the annualized amount of $2.22 per share.

     Under the terms of the leases and other financial support agreements relating to most of the properties, tenants or healthcare providers are generally responsible for operating expenses and taxes relating to the properties. As a result of these arrangements, with limited exceptions not material to the performance of the Company, the Company does not believe any increases in the property operating expenses or taxes would significantly impact the operating results of the Company during the respective terms of the agreements. The Company anticipates entering into similar arrangements with respect to additional properties it acquires or develops. After the term of the leases or financial support agreements, or in the event the financial obligations required by the agreement are not met, the Company anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by occupancy tenants, by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company’s cash available for distribution and liquidity may be adversely affected.

     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2002, paying its quarterly dividends and funding its debt service from its cash flows, proceeds from the Unsecured Credit Facility due 2004, proceeds from additional repayments of mortgage notes receivable, proceeds from the sale of real estate investments, or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company, however, cannot be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Impact of Inflation

     Inflation has not significantly affected the earnings of the Company because of the moderate inflation rate and the fact that most of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of the leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 22 years, further reducing the risk of any adverse effects of inflation to the Company. Interest payable under the interest rate swaps and the Unsecured Credit Facility due 2004 bears interest at a variable rate; therefore, the amount of interest payable under the swaps and this debt will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods where interest rate increases outpace inflation; the Company’s operating results should be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, the Company’s operating results should be positively impacted.

Market Risk

     The Company is exposed to market risks, in the form of changing interest rates, on its debt and mortgage notes receivable. The Company has no market risk with respect to foreign currency fluctuations. Management uses daily monitoring of market conditions and analytical techniques to manage this risk. During 2001, the Company significantly changed its debt structure. See Liquidity and Capital Resources in this Form 10-Q for further discussion. Also, see pages 8 and 9 of Exhibit 13 “Annual Report to Shareholders” of the Company’s Form 10-K for the fiscal year ended December 31, 2001.

Cautionary Language Regarding Forward Looking Statements

     This Form 10-Q and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “ estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company’s current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports. For a detailed discussion of the risk factors associated with the Company, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit 10.1. Healthcare Realty Trust Incorporated Amended and Restated Executive Retirement Plan.

     Exhibit 10.2. Healthcare Realty Trust Incorporated 2003 Employees Restricted Stock Incentive Plan.

(b) Reports on Form 8-K

     The Company furnished in accordance with Regulation FD the following reports on Forms 8-K or 8-K/A during the first quarter of 2002:

Date of Earliest
Event Reported	Date Filed	Items Reported

January 24, 2002	January 25, 2002	Item 7. Financial Statements and Exhibits Item 9. Regulation FD Disclosure
February 11, 2002	February 11, 2002	Item 7. Financial Statements and Exhibits Item 9. Regulation FD Disclosure
February 25, 2002	February 25, 2002	Item 7. Financial Statements and Exhibits Item 9. Regulation FD Disclosure

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By: /s/ Timothy G. Wallace

Timothy G. Wallace Executive Vice President and Chief Financial Officer

Date: May 15, 2002