Form 10-Q
period 2002-06-30
HEALTHCARE REALTY TRUST INC
filed 2002-08-14
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         June 30, 2002

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

Yes   X     No

As of August 1, 2002, 41,942,798 shares of the Registrant’s Common Stock and 3,000,000 shares of the
Registrant’s Series A Voting Cumulative Preferred Stock were outstanding.

HEALTHCARE REALTY TRUST
INCORPORATED

FORM 10-Q

June 30, 2002

Item 1. FINANCIAL INFORMATION

Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2002	2001

ASSETS
Real estate properties:
Land	$147,152	$149,522
Buildings and improvements	1,330,296	1,332,948
Personal property	8,605	7,815
Construction in progress	18,064	18,255

	1,504,117	1,508,540
Less accumulated depreciation	(177,782)	(158,876)

Total real estate properties, net	1,326,335	1,349,664

Cash and cash equivalents	1,070	2,930

Mortgage notes receivable	114,027	122,074

Other assets, net	90,999	80,813

Total assets	$1,532,431	$1,555,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$502,365	$505,222

Accounts payable and accrued liabilities	13,887	12,203

Other liabilities	13,025	25,969

Total liabilities	529,277	543,394

Commitments	0	0

Stockholders’ equity:

Preferred stock, $.01 par value; 50,000,000 shares authorized; issued and outstanding, 2002 and 2001 – 3,000,000	30	30

Common stock, $.01 par value; 150,000,000 shares authorized; issued and outstanding, 2002 – 41,941,158; 2001 – 41,465,919	419	414

Additional paid-in capital	1,102,039	1,089,127

Deferred compensation	(23,234)	(12,852)

Cumulative net income	417,164	375,061

Cumulative dividends	(493,264)	(439,693)

Total stockholders’ equity	1,003,154	1,012,087

Total liabilities and stockholders’ equity	$1,532,431	$1,555,481

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2001, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended June 30, 2002 and 2001
(Dollars in thousands, except per share data)

	(Unaudited)	(Unaudited)
	2002	2001

REVENUES:
Master lease rental income	$24,683	$25,025
Property operating income	18,909	17,590
Straight-line rental income	50	1,443
Mortgage interest income	3,538	4,507
Management fee income	278	381
Interest and other income	852	549

	48,310	49,495

EXPENSES:
General and administrative expenses	2,726	2,758
Property operating expenses	7,399	6,672
Interest expense	8,499	10,414
Depreciation expense	10,357	10,168
Amortization expense	33	74

	29,014	30,086

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	19,296	19,409
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	2,959	(36)

NET INCOME	$22,255	$19,373

NET INCOME PER COMMON SHARE – BASIC	$0.51	$0.45

NET INCOME PER COMMON SHARE – DILUTED	$0.50	$0.44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	40,652,146	39,721,416

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	41,512,283	40,566,400

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.595	$0.575

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2001, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Six Months Ended June 30, 2002 and 2001
(Dollars in thousands, except per share data)

	(Unaudited)	(Unaudited)
	2002	2001

REVENUES:
Master lease rental income	$49,579	$50,112
Property operating income	38,001	34,040
Straight-line rental income	1,231	3,191
Mortgage interest income	7,322	9,046
Management fee income	593	723
Interest and other income	1,237	612

	97,963	97,724

EXPENSES:
General and administrative expenses	5,234	4,793
Property operating expenses	14,862	12,863
Interest expense	17,438	20,199
Depreciation expense	20,880	20,280
Amortization expense	76	154

	58,490	58,289

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	39,473	39,435
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	2,630	582

NET INCOME	$42,103	$40,017

NET INCOME PER COMMON SHARE – BASIC	$0.96	$0.92

NET INCOME PER COMMON SHARE – DILUTED	$0.94	$0.91

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	40,561,412	39,675,562

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	41,456,693	40,543,038

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$1.185	$1.145

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2001, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2002 and 2001
(Dollars in thousands)

	(Unaudited)	(Unaudited)
	2002	2001

Cash flows from operating activities:
Net income	$42,103	$40,017
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,930	21,407
Deferred compensation amortization	1,522	905
Increase (decrease) in other liabilities	(1,117)	370
Increase in other assets	(5,527)	(12,713)
Increase (decrease) in accounts payable and accrued liabilities	1,129	(2,732)
Increase in straight line rent	(1,231)	(3,191)
Net gain on sale of real estate	(2,630)	(582)

Net cash provided by operating activities	56,179	43,481

Cash flows from investing activities:
Acquisition and development of real estate properties	(15,297)	(20,426)
Funding of mortgages	(3,864)	0
Proceeds from sale of real estate	21,077	6,058
Proceeds from mortgage payments/sales	11,593	17,084

Net cash provided by investing activities	13,509	2,716

Cash flows from financing activities:
Borrowings on notes and bonds payable	73,000	358,452
Repayments on notes and bonds payable	(92,545)	(316,315)
Dividends paid	(53,016)	(49,765)
Proceeds from issuance of common stock	1,013	980

Net cash used in financing activities	(71,548)	(6,648)

Increase (decrease) in cash and cash equivalents	(1,860)	39,549
Cash and cash equivalents, beginning of period	2,930	1,788

Cash and cash equivalents, end of period	$1,070	$41,337

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2001, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated

Notes to Condensed Consolidated Financial Statements

June 30, 2002

(Unaudited)

Note 1. Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001. We, the management of Healthcare Realty Trust, believe however that all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2002 due to many reasons including, but not limited to, acquisitions, dispositions and changes in interest rates.

     We recommend and presume that users of this interim financial information have access to and have read or will read in conjunction with this interim information our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the preceding year ended December 31, 2001.

     References to “the Company”, “we”, “our” and “us” include Healthcare Realty Trust Incorporated and its consolidated subsidiaries and partnerships unless stated otherwise.

Reclassifications

     We have made certain reclassifications in the financial statements for 2001 to conform to the 2002 presentation. These reclassifications did not change the results of operations as previously reported.

New pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, “Accounting for Goodwill and Intangible Assets” (“FAS 142”). FAS 142 became effective for us as of January 1, 2002. FAS 142 requires that we no longer amortize goodwill and other indefinite lived intangible assets but that we review these assets annually for impairment. Intangible assets with definite lives will continue to be amortized. The adoption of FAS 142 had no material impact on our financial statements as of June 30, 2002 or for the three and six month periods then ended.

Note 2. Properties

     We invest in healthcare-related properties and mortgages located throughout the United States. We provide management, leasing and build-to-suit development, and capital for the construction of new facilities and for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of June 30, 2002, we have investments in 233 properties and mortgages, located in 29 states, and affiliated with 62 healthcare-related operators as follows:

		(in thousands)
	Number of Properties	Investment	Percent

Ancillary hospital facilities	58	$514,957	31.8%
Assisted living facilities	57	279,820	17.3%
Skilled nursing facilities	38	205,283	12.7%
Physician clinics	31	167,704	10.4%
Inpatient rehabilitation facilities	9	154,589	9.6%
Comprehensive ambulatory care centers	13	148,556	9.2%
Medical office buildings	10	47,734	3.0%
Other inpatient facilities	5	47,327	2.9%
Other outpatient facilities	12	42,640	2.6%
Corporate property	—	9,534	0.5%

	233	$1,618,144	100.0%

Dispositions

     During the second quarter of 2002, we sold a 29,580 square foot ancillary hospital facility in Pasadena, California, a 36,600 square foot skilled nursing facility in Garner, North Carolina and a 4,396 square foot physician clinic in New Castle, Virginia for aggregate net proceeds totaling approximately $12.8 million resulting in a net gain of approximately $3.0 million. Further, we received approximately $4.6 million in net proceeds from the repayment of two mortgage notes.

Note 3. Funds From Operations

     Funds from operations, as defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) 1999 White Paper, means net income before net gains on sales of real estate properties (computed in accordance with accounting principles generally accepted in the United States) plus depreciation from real estate assets. We calculate funds from operations (“FFO”) using a modified version of the NAREIT’s October 1999 definition of funds from operations. We eliminate straight-line rental revenue in computing FFO although NAREIT’s definition of funds from operations requires the inclusion of straight-line rental revenue in funds from operation.

     We consider FFO to be an informative measure of the performance of an equity real estate investment trust (“REIT”) and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Our FFO calculations for the three and six month periods ended June 30, 2002 are shown in the following two tables.

Funds From Operations (1)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,

	2002	2001

Net income before net gain (loss) on sale of real estate properties	$19,296	$19,409
Elimination of rental revenues recognized on a straight-line basis (2)	(50)	(1,443)
Preferred stock dividend	(1,664)	(1,664)
Real estate depreciation	10,072	9,989

Total adjustments	8,358	6,882

Funds From Operations-Basic	$27,654	$26,291

Convertible subordinated debenture interest	0	4

Funds From Operations – Diluted	$27,654	$26,295

Funds From Operations Per Common Share – Basic	$0.68	$0.66

Funds From Operations Per Common Share – Diluted	$0.67	$0.65

Weighted Average Common Shares Outstanding – Basic	40,652,146	39,721,416

Weighted Average Common Shares Outstanding – Diluted	41,512,283	40,566,400

(1)	FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator our operating performance or as an alternative to cash flow as a measure of liquidity.

We believe that our FFO is not directly comparable to other healthcare REIT’s, which own a portfolio of triple net leased properties or mortgages, as we develop projects through a development and lease-up phase before they reach their targeted cash flow returns. Furthermore, we eliminate, in consolidation, fee income for developing, leasing and managing owned properties and expenses or capitalizes, as the case may be, related internal costs.

(2)	We calculate our FFO using a modified version of National Association of Real Estate Investment Trust’s (“NAREIT”) October 1999 definition of funds from operations. We eliminate straight-line rental revenue in computing FFO although NAREIT’s definition of funds from operations requires the inclusion of straight-line rental revenue. If we had followed the NAREIT definition of funds from operations, as other healthcare REITs do, FFO on a diluted basis would have remained $0.67 per common share for the three months ended June 30, 2002.

Funds From Operations (1)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,

	2002	2001

Net income before net gain (loss) on sale of real estate properties	$39,473	$39,435
Elimination of rental revenues recognized on a straight-line basis (2)	(1,231)	(3,191)
Preferred stock dividend	(3,328)	(3,328)
Real estate depreciation	20,317	19,941

Total adjustments	15,758	13,422

Funds From Operations-Basic	$55,231	$52,857

Convertible subordinated debenture interest	0	74

Funds From Operations – Diluted	$55,231	$52,931

Funds From Operations Per Common Share – Basic	$1.36	$1.33

Funds From Operations Per Common Share – Diluted	$1.33	$1.31

Weighted Average Common Shares Outstanding – Basic	40,561,412	39,675,562

Weighted Average Common Shares Outstanding – Diluted	41,456,693	40,543,038

(1)	FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator our operating performance or as an alternative to cash flow as a measure of liquidity.

We believe that our FFO is not directly comparable to other healthcare REIT’s, which own a portfolio of triple net leased properties or mortgages, as we develop projects through a development and lease-up phase before they reach their targeted cash flow returns. Furthermore, we eliminate, in consolidation, fee income for developing, leasing and managing owned properties and expenses or capitalizes, as the case may be, related internal costs.

(2)	We calculate our FFO using a modified version of National Association of Real Estate Investment Trust’s (“NAREIT”) October 1999 definition of funds from operations. We eliminate straight-line rental revenue in computing FFO although NAREIT’s definition of funds from operations requires the inclusion of straight-line rental revenue. If we had followed the NAREIT definition of funds from operations, as other healthcare REITs do, FFO on a diluted basis would have been $1.36 per common share for the six months ended June 30, 2002.

Note 4. Notes and Bonds Payable

                    Notes and bonds payable at June 30, 2002 consisted of the following (in thousands):

Unsecured Credit Facility due 2004	$32,500
Senior Notes due 2002	18,000
Senior Notes due 2006	70,000
Senior Notes due 2011, net	303,767
Mortgage notes payable	74,015
Other note payable	4,083

$502,365

Unsecured Credit Facility due 2004

     In July 2001, we entered into a $150 million credit facility (the “Unsecured Credit Facility due 2004”) that bears interest at LIBOR rates plus 1.15%, payable quarterly, and matures in July 2004. In addition, we pay a facility fee of 0.2% on the commitment. The Unsecured Credit Facility due 2004 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At July 31, 2002, we had borrowing capacity remaining of $133.0 million under this facility.

Senior Notes due 2002

     In 1995, we privately placed $90.0 million of unsecured senior notes (the “Senior Notes due 2002”), of which $18.0 million are outstanding, with 16 institutions. The Senior Notes due 2002 bear interest at 7.41%, payable semi-annually, and mature on September 1, 2002. The note agreements pertaining to the Senior Notes due 2002 contain certain representations, warranties and financial and other covenants customary in such loan agreements.

Senior Notes due 2006

     In 2000, we privately placed $70.0 million of unsecured senior notes (the “Senior Notes due 2006”) with multiple purchasers affiliated with two institutions. The Senior Notes due 2006 bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. On April 1, 2004 and 2005, we must repay $20.3 million of the principal with the remaining principal balance of $29.4 million payable upon maturity. The note agreements pertaining to the Senior Notes due 2006 contain certain representations, warranties and financial and other covenants customary in such loan agreements.

Senior Notes due 2011

     In May 2001, we publicly issued $300.0 million unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless we redeem them earlier. The notes were issued at a discount of approximately $1.5 million, yielding an 8.202% interest rate per annum.

Interest Rate Swaps

     Following the reorganization of our debt structure in 2001, our outstanding debt was primarily fixed rate. Our practice and objective has been to protect ourselves against changes in the fair value of our debt that result from changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in June 2001, we entered into interest rate swap agreements with two lending institutions for notional amounts totaling $125.0 million which are expected to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. In both interest rate swaps, we receive a 8.125% fixed rate and pay a variable rate of LIBOR plus 1.99%. The swaps are not callable for the first five years. After five years, the swaps are callable, at fair value, by either party if, and only if, the other party is downgraded below investment grade by two or more rating agencies. These derivative instruments meet all requirements of a fair value hedge and are accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value will have no impact on the income statement. At June 30, 2002, the aggregate fair value totaling $5.2 million of our hedge is reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on our balance sheet.

Mortgage Notes Payable

     At June 30, 2002, we had 13 non-recourse mortgage notes payable outstanding, with related collateral, as follows (dollars in millions):

					Investment in	Contractual
		Effective	Maturity		Collateral at	Balance at
Mortgagor	Original Balance	Interest Rate	Date	Collateral	June 30, 2002	June 30, 2002

Life Insurance Co.	$23.3	7.765%	7/26	Ancillary hospital facility	$43.8	$22.0

Life Insurance Co.	4.7	7.765%	1/17	Ancillary hospital facility	10.8	4.0

Life Insurance Co.	17.1	7.765%	4/04	Two ambulatory surgery centers & one ancillary hospital facility	37.5	15.9

Commercial Bank	35.0	7.220%	5/11	Nine ancillary hospital facilities & one physician clinic	78.1	32.1

					$170.2	$74.0

     The $23.3 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due in January 2017. The three notes totaling $17.1 million are payable in monthly installments of principal and interest based on a 25-year amortization with a balloon payment of the unpaid balance due in September 2004. The eight notes totaling $35.0 million and the related collateral are held by special purpose entities whose sole members are wholly owned subsidiaries. These eight fully amortizing notes are payable in monthly installments of principal and interest and mature in May 2011. The contractual interest rates for the 13 outstanding mortgage notes range from 7.22% to 8.50%.

Other Note Payable

     In 1999, we entered into a $7.0 million note with a commercial bank. This note bears interest at 7.53%, is payable in equal semi-annual installments of principal and interest, and fully amortizes in July 2005.

Note 5. Commitments and Contingencies

     At June 30, 2002, we had a net investment of approximately $18.1 million in three build-to-suit developments in progress that have a total remaining funding commitment of approximately $5.4 million.

     As part of the merger with Capstone Capital Corporation (“Capstone”) in 1998, agreements were entered into with three individuals affiliated with Capstone that restrict competitive practices and which the Company believed would protect and enhance the value of the real estate properties acquired from Capstone. These agreements provide for the issuance of 150,000 shares per year of common stock to these individuals on October 15 of the years 1999, 2000, 2001 and 2002, provided all terms of the agreements are met. We have issued 150,000 shares each year through 2001 pursuant to these agreements.

Note 6. Earnings Per Common Share

     We compute earnings per share in accordance with FASB Statement No. 128 “Earnings Per Share.” The table below sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2002 (dollars in thousands, except per share data).

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2002	2001	2002	2001

Basic EPS Weighted Average Common Shares Outstanding	41,911,126	40,559,591	41,820,392	40,513,737
Actual restricted stock shares	(1,258,980)	(838,175)	(1,258,980)	(838,175)

Denominator – Basic	40,652,146	39,721,416	40,561,412	39,675,562

Net income	$22,255	$19,373	$42,103	$40,017
Preferred stock dividend	(1,664)	(1,664)	(3,328)	(3,328)

Numerator – Basic	$20,591	$17,709	$38,775	$36,689

Per Share Amount	$0.51	$0.45	$0.96	$0.92

Diluted EPS Weighted Average Common Shares Outstanding	41,911,126	40,559,591	41,820,392	40,513,737
Actual restricted stock shares	(1,258,980)	(838,175)	(1,258,980)	(838,175)
Restricted shares – Treasury	765,027	555,268	782,022	584,591
Dilution for convertible debentures	0	173,688	0	175,167
Dilution for employee stock purchase plan	95,110	116,028	113,259	107,718

Denominator – Diluted	41,512,283	40,566,400	41,456,693	40,543,038

Numerator – Basic	$20,591	$17,709	$38,775	$36,689
Convertible subordinated debenture interest	0	4	0	74

Numerator – Diluted	$20,591	$17,713	$38,775	$36,763

Per Share Amount	$0.50	$0.44	$0.94	$0.91

Note 7. Subsequent Events

Common Stock Dividend

     On July 23, 2002, our Board of Directors declared a quarterly dividend of $0.60 per common share payable on September 5, 2002 to stockholders of record on August 15, 2002.

Preferred Stock Dividend

     On July 23, 2002, our Board of Directors declared a cash dividend of $0.55469 per share on our 8 7/8% Series A Voting Cumulative Preferred Stock. This dividend is payable on August 30, 2002 to stockholders of record on August 15, 2002.

Redemption of Preferred Stock

     On August 13, 2002, we announced that we will redeem all of our 8 7/8% Series A Voting Cumulative Preferred Stock on September 30, 2002 at a redemption price of $25.00 per share, plus accrued dividends of $0.18896 per share from August 30, 2002 to the redemption date, for a total redemption price of $25.18896 per share. The aggregate cost of the redemption will be $75,566,881.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Overview

     Healthcare Realty Trust operates under the Internal Revenue Code of 1986, as amended, as an indefinite life real estate investment trust (“REIT”). We are a self-managed, self-administered REIT following a general growth strategy that integrates owning, managing, and developing income-producing real estate properties and mortgages associated with the delivery of healthcare services throughout the United States. We, the management of Healthcare Realty Trust, believe that by providing related real estate services, we can differentiate our competitive market position and expand our asset base and increase revenues.

     Substantially all of our revenues are derived from rentals on our healthcare properties, interest earned on mortgage loans and from management services. Leases and other financial support arrangements with operators are designed to reduce our exposure to increased costs and expenses incurred from the operation of our healthcare properties which are typically borne by the tenants and healthcare providers related to the properties. We typically incur operating and administrative expenses, principally compensation expense, office rental and related occupancy costs and various expenses incurred in the process of managing our existing portfolio and acquiring additional properties. We also incur interest expense on our various debt instruments and depreciation expense on our real estate portfolio.

Operating Results

Second Quarter 2002 Compared to Second Quarter 2001

     Net income for the quarter ended June 30, 2002 totaled $22.3 million, or $0.51 per basic common share ($0.50 per diluted common share), on total revenues of $48.3 million. This compares with net income of $19.4 million, or $0.45 per basic common share ($0.44 per diluted common share), on total revenues of $49.5 million for the quarter ended June 30, 2001. Included in net income for the quarter ended June 30, 2002 is a net gain on the sale of real estate properties of $3.0 million, or $.07 per basic and diluted common share compared with a net loss on the sale of real estate properties during the second quarter of 2001 of $36,000.

     Total revenues for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001, decreased $1.2 million or 2.4% mainly for the reasons discussed below:

     •   Master lease rental income decreased $0.3 million or 1.4% due mainly to the disposition of seven revenue-producing properties during 2001 and 2002. This decrease in revenue was offset partially by positive rent growth from annual rent increases and from assertively billing and collecting late fees in 2002.

     •   Property operating income increased $1.3 million or 7.5% due mainly to the acquisition of one revenue-producing property and the commencement of operations for four properties that were previously under construction, offset partially by the disposal of three properties during 2001 and 2002.

     •   Straight-line rental income decreased $1.4 million or 96.5%. This decrease was due mainly to a change in the operator on four assisted living facilities and restructuring the rent increases on these four leases at the request of the new operator. We restructured the rent increases from a lower fixed increase to a higher contingent increase. No other changes were made to the leases. Because the fixed increase was eliminated in this restructuring and these leases no longer required straight-line rent adjustments, we reversed in this quarter the historical straight-line receivable related to these facilities.

     •   Mortgage interest income decreased $1.0 million or 21.5% due mainly to the repayment of 25 mortgage loans during 2001 and 2002. This decrease in revenue was offset partially by income earned on a first mortgage acquired in 2002 by the Company on a property where we previously owned the second mortgage and from assertively billing and collecting late fees in 2002.

     •   Management fee income decreased $0.1 million or 27.0% due mainly to a reduction in our property and asset management portfolio of 1.3 million square feet since June 30, 2001.

     •   Interest and other income increased $0.3 million or 55.2%. The major components of interest and other income for the second quarter of 2002 were a fee received related to the assignment of four assisted living facility leases to a new operator, fees earned due to the maturity or repayment of mortgage loans, and interest income on notes receivable. The major components of interest and other income for the second quarter of 2001 were interest income earned on excess cash remaining from the May 2001 sale of the Senior Notes due 2011, fees earned from consulting engagements, interest income on notes receivable, and fees earned from the repayment of mortgage loans, offset slightly by participating interest paid on a note that was repurchased by the Company in January 2002.

     Total expenses for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 decreased $1.1 million or 3.6% mainly for the reasons discussed below:

     •   Property operating expenses increased $0.7 million or 10.9% due mainly to the acquisition of one revenue-producing property and the commencement of operations for four properties that were previously under construction, offset partially by the disposal of three properties during 2001 and 2002.

     •   Interest expense decreased $1.9 million or 18.4% mainly due to the continuing decrease in market interest rates along with a reduction in total debt outstanding from 2001 to 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Net income for the six months ended June 30, 2002 totaled $42.1 million, or $0.96 per basic common share ($0.94 per diluted common share), on total revenues of $98.0 million. This compares with net income of $40.0 million, or $0.92 per basic common share ($0.91 per diluted common share), on total revenues of $97.7 million for the six months ended June 30, 2001. Included in net income for the six months ended June 30, 2002 is a net gain on the sale of real estate properties of $2.6 million, or $.06 per basic and diluted common share compared with a net gain on the sale of real estate properties during the same period in 2001 of $0.5 million, or $.01 per basic and diluted common share.

     Total revenues for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, increased $0.2 million or 0.2% mainly for the reasons discussed below:

     •   Master lease rental income decreased $0.5 million or 1.1% due mainly to the disposition of seven revenue-producing properties during 2001 and 2002. This decrease in revenue was offset partially by positive rent growth from annual rent increases and from assertively billing and collecting late fees in 2002.

     •   Property operating income increased $4.0 million or 11.6% due mainly to the acquisition of one revenue-producing property and the commencement of operations for four properties that were previously under construction, offset partially by the disposal of three properties during 2001 and 2002.

     •   Straight-line rental income decreased $2.0 million or 61.4%. This decrease was due mainly to a change in the operator on four assisted living facilities and restructuring the rent increases on these four leases at the request of the new operator. We restructured the rent increases from a lower fixed increase to a higher contingent increase. No other changes were made to the leases. Because the fixed increase was eliminated in this restructuring and the leases no longer required straight line rent adjustments, we reversed in this quarter the historical straight-line receivable related to these facilities.

     •   Mortgage interest income decreased $1.7 million or 19.1% due mainly to the repayment of 25 mortgage loans during 2001 and 2002. This decrease in revenue was offset partially by income earned on a first mortgage acquired in 2002 by the Company on a property where we previously owned the second mortgage, from additional interest, and from assertively billing and collecting late fees in 2002.

     •   Management fee income decreased $0.1 million or 18.0% due mainly to a reduction in our property and asset management portfolio of 1.3 million square feet since June 30, 2001.

     •   Interest and other income increased $0.6 million or 102.1%. The major components of interest and other income for the first six months of 2002 were a fee received related to the assignment of four assisted living facility leases to a new operator, fees earned due to the maturity or repayment of mortgage loans, and interest income on notes receivable. The major components of interest and other income for the first six months of 2001 were interest income earned on excess cash remaining from the May 2001 sale of the Senior Notes due 2011, fees earned from consulting engagements, interest income on notes receivable, and fees earned from the repayment of mortgage loans, offset partially by participating interest paid on a note that was repurchased by the Company in January 2002.

     Total expenses for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 increased $0.2 million or 0.3% mainly for the reasons discussed below:

     •   General and administrative expenses increased $0.4 million or 9.2% due mainly to an increase in the number of employees and related compensation for portfolio management, development and other service-based activities, an increase in insurance premiums, as well as slightly higher income and franchise tax expense recognized in 2002.

     •   Property operating expenses increased $2.0 million or 15.5% due mainly to the acquisition of one revenue-producing property and the commencement of operations for four properties that were previously under construction, offset partially by the disposal of three properties during 2001 and 2002.

     •   Interest expense decreased $2.8 million, or 13.7% mainly due to the continuing decrease in market interest rates along with a reduction in total debt outstanding from 2001 to 2002.

     •   Depreciation expense increased $0.6 million, or 3.0% due mainly to the acquisition of one revenue-producing property, the commencement of operations for four properties that were previously under construction, a change in the depreciable life of certain land improvements from 15 years to 20 years resulting in a $134,000 one time adjustment that had no material impact on net income or earnings per share, offset partially by the disposal of ten properties during 2001 and 2002.

Liquidity and Capital Resources

Debt Obligations

     As discussed in more detail in Note 4, we have commitments to pay interest and outstanding principal balances on our notes and bonds payable as follows (dollars in thousands):

	Principal		Contractual
	Balance at		Interest	Interest
	June 30, 2002	Maturity Date	Rate at 6/30/02	Payments	Principal Payments

Unsecured Credit Facility due 2004	$32,500	7/04	LIBOR +1.15%	Quarterly	At maturity

Senior Notes due 2002	18,000	9/02	7.41%	Semi-Annual	At maturity

					$20.3 million in 2004, 2005 and
Senior Notes due 2006	70,000	4/06	9.49%	Semi-Annual	$29.4 million in 2006

Senior Notes due 2011	303,767	5/11	8.125%	Semi-Annual	At maturity

Mortgage notes payable	74,015	9/04-7/26	7.22%-8.50%	Monthly	Monthly or at maturity

Other note payable	4,083	7/05	7.53%	Semi-Annual	Semi-Annual

	$502,365

     In 2001, we focused on reorganizing our debt structure and repaying or replacing debt instruments that have shorter maturities with debt instruments having longer maturities. As a result of these efforts, at June 30, 2002, approximately 95% of our outstanding principal debt balances are due after 2003. Further, at July 31, 2002, we had borrowing capacity remaining of $133.0 million under our Unsecured Credit Facility due 2004.

     Our senior debt is rated Baa3, BBB-, and BBB and our preferred stock is rated Ba2, BB+, and BBB- by Moody’s Investors Service, Standard and Poor’s Investor Service, and Fitch Ratings, respectively. For the six months ended June 30, 2002, our earnings covered fixed charges at a ratio of 3.29 to 1.00. At June 30, 2002, our stockholders’ equity totaled approximately $1.0 billion and our debt to total capitalization ratio, on a book basis, was approximately 0.334 to 1.

     At June 30, 2002, we were in compliance with the debt covenant requirements under our various debt instruments.

     Following the reorganization of our debt structure in 2001, our outstanding debt was primarily fixed rate. Our practice and objective has been to protect ourselves against changes in the fair value of our debt that result from changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in June 2001, we entered into interest rate swap agreements with two lending institutions for notional amounts totaling $125.0 million which are expected to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. In both interest rate swaps, we receive a 8.125% fixed rate and pay a variable rate of LIBOR plus 1.99%. The swaps are not callable for the first five years. After five years, the swaps are callable, at fair value, by either party if, and only if, the other party is downgraded below investment grade by two or more rating agencies. These derivative instruments meet all requirements of a fair value hedge and are accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value will have no impact on the income statement. At June 30, 2002, the aggregate fair value totaling $5.2 million of our hedge is reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on our balance sheet.

Shelf Registration

     As of June 30, 2002, we could issue an aggregate of approximately $171.6 million of securities remaining under our currently effective registration statement. Should the market permit, we may issue securities under this registration statement. We may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of our properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. We may raise additional capital or make investments by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

Security Deposits and Letters of Credit

     As of June 30, 2002, we held approximately $7.4 million in letters of credit, security deposits, debt service reserves or capital replacement reserves. Generally, we may, at our discretion and upon notification to the operator, draw upon these instruments if there are any defaults under the leases or mortgage notes with our operators.

Dispositions

     During the second quarter of 2002, we sold a 29,580 square foot ancillary hospital facility in Pasadena, California, a 36,600 square foot skilled nursing facility in Garner, North Carolina and a 4,396 square foot physician clinic in New Castle, Virginia for aggregate net proceeds totaling approximately $12.8 million resulting in a net gain of approximately $3.0 million. Further, we received approximately $4.6 million in net proceeds from the repayment of two mortgage notes. These funds were used to partially repay the Unsecured Credit Facility due 2004 and were used for general corporate purposes.

Construction in Progress

     As of June 30, 2002, we had a net investment of approximately $18.1 million in build-to-suit developments in progress that have a total remaining funding commitment of approximately $5.4 million. We intend to fund these commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility due 2004, proceeds from the sale of additional assets, proceeds from additional repayments of mortgage notes receivable, or additional capital market financing.

Dividends

     On April 24, 2002, our Board of Directors declared an increase in the quarterly common stock dividend from $0.590 per share ($2.36 annualized) to $0.595 per share ($2.38 annualized) payable to stockholders of record on May 15, 2002. This dividend was paid on June 6, 2002. On July 23, 2002, our Board of Directors declared another increase in the quarterly common stock dividend to $0.600 per share ($2.40 annualized) payable to stockholders of record on August 15, 2002. This dividend is payable on September 5, 2002 and relates to the period April 1, 2002 through June 30, 2002. While we have no present plans to change our quarterly common stock dividend policy, the dividend policy is reviewed each quarter by our board of directors.

     On July 23, 2002, our Board of Directors declared a cash dividend of $0.55469 per share on our 8 7/8% Series A Voting Cumulative Preferred Stock. This dividend is payable on August 30, 2002 to stockholders of record on August 15, 2002.

Redemption of Preferred Stock

     On August 13, 2002, we announced that we will redeem all of our 8 7/8% Series A Voting Cumulative Preferred Stock on September 30, 2002 at a redemption price of $25.00 per share, plus accrued dividends of $0.18896 per share from August 30, 2002 to the redemption date, for a total redemption price of $25.18896 per share. The aggregate cost of the redemption will be $75,566,881.

     Under the terms of the leases and other financial support agreements we have relating to most of the properties, the tenants or healthcare providers are generally responsible to pay for operating expenses and taxes relating to our properties. As a result of these arrangements, with limited exceptions not material to our overall performance, we do not believe any increases in the property operating expenses or taxes would significantly impact our operating results during the respective terms of the agreements. We anticipate entering into similar arrangements with respect to any additional properties we acquire or develop. After the term of the leases or financial support agreements, or in the event the financial obligations required by the agreement are not met, we anticipate that any expenditures we might become responsible for in maintaining the properties will be funded by occupancy tenants, by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our cash available for distribution and liquidity may be adversely affected.

     We plan to continue to meet our liquidity needs, including funding additional investments in 2002, paying quarterly dividends and funding debt service from our cash flows, proceeds from the Unsecured Credit Facility due 2004, proceeds from additional repayments of mortgage notes receivable, proceeds from the sale of real estate investments, or additional capital market financing. We believe that our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts to meet our liquidity needs.

Impact of Inflation

     Inflation has not significantly affected our earnings of the moderate inflation rate in recent years and the fact that most of our leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing our risk of the adverse effects of inflation. In addition, inflation will have the effect of increasing gross revenue we are to receive under the terms of our leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 22 years, further reducing our risk of any adverse effects of inflation. Interest payable under the interest rate swaps and the Unsecured Credit Facility due 2004 bears interest at a variable rate; therefore, the amount of interest payable under the swaps and this debt will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods where interest rate increases outpace inflation, our operating results should be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, our operating results should be positively impacted.

Market Risk

     We are exposed to market risks, in the form of changing interest rates, on our debt and mortgage notes receivable. We have no market risk with respect to foreign currency fluctuations. Management uses daily monitoring of market conditions and analytical techniques to manage this risk. During 2001, we significantly changed our debt structure. See Liquidity and Capital Resources in this Form 10-Q for further discussion. Also, see pages 8 and 9 of Exhibit 13 “Annual Report to Shareholders” of the Company’s Form 10-K for the fiscal year ended December 31, 2001.

Cautionary Language Regarding Forward Looking Statements

     This Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect our current plans and expectations and future financial condition and results. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in our filings and reports. For a detailed discussion of our risk factors, please refer to our filings with the Securities and Exchange Commission, including our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on May 14, 2002 and our shareholders voted on the following matters.

(a)  Election of Class 3 Directors

     David R. Emery, Batey M. Gresham, Jr., and Dan S. Wilford were elected to serve as our Class 3 directors until the annual meeting of shareholders in 2005 or until their respective successors are elected and qualified. The vote was as follows:

	Votes Cast		Votes Cast Against		Abstentions/
	In Favor		or Withheld		Non Votes

	Common	Preferred	Common	Preferred	Common	Preferred

David R. Emery	33,321,155	2,658,012	4,164,283	54,825	4,392,236	287,163
Batey M. Gresham, Jr.	37,242,443	2,701,343	242,995	11,494	4,392,236	287,163
Dan S. Wilford	37,244,086	2,701,137	241,352	11,700	4,392,236	287,163

     The following directors continued in office following the meeting:

Name	Term Expires

Charles Raymond Fernandez, M.D.	2003
Errol L. Biggs, Ph.D.	2003
Marliese E. Mooney	2004
Edwin B. Morris, III	2004
John Knox Singleton	2004

(b)  Selection of Auditors

     The shareholders ratified the appointment of Ernst & Young, LLP as our independent auditors for the fiscal year ended December 31, 2002, by the following vote:

Votes Cast		Votes Cast Against		Abstentions/
In Favor		or Withheld		Non Votes

Common	Preferred	Common	Preferred	Common	Preferred

36,764,895	2,688,934	421,959	12,528	4,690,820	298,538

Item 6. Reports on Form 8-K

     During the second quarter of 2002, we furnished the following reports on Form 8-K in accordance with Regulation FD.

Date of Earliest Event Reported	Date Furnished	Items Reported

April 25, 2002	April 26, 2002	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure

June 6, 2002	June 6, 2002	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ Timothy G. Wallace Timothy G. Wallace Executive Vice President and Chief Financial Officer

Date: August 14, 2002