Form 10-Q
period 2002-09-30
HEALTHCARE REALTY TRUST INC
filed 2002-11-14
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-11852

HEALTHCARE REALTY TRUST INCORPORATED

(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	62 – 1507028 (I.R.S. Employer Identification No.)

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

Yes [X]         No [   ]

     As of November 1, 2002, 42,118,351 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST
INCORPORATED

FORM 10-Q

September 30, 2002

Part I. FINANCIAL INFORMATION

Healthcare Realty Trust Incorporated

Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2002	2001

ASSETS
Real estate properties:
Land	$135,240	$149,522
Buildings and improvements	1,321,558	1,348,031
Personal property	8,486	7,815
Construction in progress	9,911	18,255

	1,475,195	1,523,623
Less accumulated depreciation	(185,999)	(160,886)

Total real estate properties, net	1,289,196	1,362,737
Cash and cash equivalents	2,743	2,930
Mortgage notes receivable	107,940	122,074
Other assets, net	91,291	67,740

Total assets	$1,491,170	$1,555,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$534,849	$505,222
Accounts payable and accrued liabilities	19,966	12,203
Other liabilities	13,223	25,969

Total liabilities	568,038	543,394

Commitments	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; issued and outstanding, 2002 - none; 2001 - 3,000,000	0	30
Common stock, $.01 par value; 150,000,000 shares authorized; issued and outstanding, 2002 – 41,968,351; 2001 – 41,465,919	419	414
Additional paid-in capital	1,027,670	1,089,127
Deferred compensation	(22,505)	(12,852)
Cumulative net income	437,654	375,061
Cumulative dividends	(520,106)	(439,693)

Total stockholders’ equity	923,132	1,012,087

Total liabilities and stockholders’ equity	$1,491,170	$1,555,481

The accompanying notes, together with the Notes to the Consolidated Financial
Statements included in our Annual Report on Form 10-K for the year ended
December 31, 2001, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Consolidated Statements of Income
For The Three Months Ended September 30, 2002 and 2001
(Dollars in thousands, except per share data)

	(Unaudited)	(Unaudited)
	2002	2001

REVENUES:
Master lease rental income	$25,276	$24,941
Property operating income	19,626	15,783
Straight-line rental income	1,017	1,289
Mortgage interest income	3,292	4,669
Management fee income	257	396
Interest and other income	350	740

	49,818	47,818
EXPENSES:
General and administrative expense	3,140	2,772
Property operating expense	7,486	6,288
Interest expense	8,529	9,161
Depreciation expense	10,386	10,216
Amortization expense	29	74

	29,570	28,511

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	20,248	19,307
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	242	416

NET INCOME	$20,490	$19,723

NET INCOME PER COMMON SHARE – BASIC	$0.45	$0.45

NET INCOME PER COMMON SHARE – DILUTED	$0.44	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	40,682,210	39,891,254

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	41,487,797	40,512,989

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.600	$0.580

The accompanying notes, together with the Notes to the Consolidated Financial
Statements included in our Annual Report on Form 10-K for the year ended
December 31, 2001, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands, except per share data)

	(Unaudited)	(Unaudited)
	2002	2001

REVENUES:
Master lease rental income	$74,855	$75,053
Property operating income	57,627	49,822
Straight-line rental income	2,248	4,480
Mortgage interest income	10,614	13,714
Management fee income	850	1,120
Interest and other income	1,587	1,353

	147,781	145,542
EXPENSES:
General and administrative expense	8,374	7,565
Property operating expense	22,348	19,151
Interest expense	25,966	29,360
Depreciation expense	31,267	30,496
Amortization expense	105	229

	88,060	86,801

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	59,721	58,741
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	2,872	999

NET INCOME	$62,593	$59,740

NET INCOME PER COMMON SHARE – BASIC	$1.40	$1.38

NET INCOME PER COMMON SHARE – DILUTED	$1.38	$1.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	40,601,065	39,748,243

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	41,450,671	40,404,491

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$1.785	$1.725

The accompanying notes, together with the Notes to the Consolidated Financial
Statements included in our Annual Report on Form 10-K for the year ended
December 31, 2001, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands)

	(Unaudited)	(Unaudited)
	2002	2001

Cash flows from operating activities:
Net income	$62,593	$59,740
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,816	32,285
Deferred compensation amortization	2,301	1,395
Decrease in other liabilities	(919)	(225)
Increase in other assets	(7,281)	(18,999)
Increase in accounts payable and accrued liabilities	7,758	2,600
Increase in straight line rent	(2,248)	(4,335)
Net gain on sales of real estate	(2,872)	(999)

Net cash provided by operating activities	92,148	71,462
Cash flows from investing activities:
Acquisition and development of real estate properties	(21,176)	(42,088)
Funding of mortgages	(3,921)	(2,911)
Proceeds from sale of real estate	67,485	19,515
Proceeds from mortgage payments/sales	17,578	42,766

Net cash provided by investing activities	59,966	17,282
Cash flows from financing activities:
Borrowings on notes and bonds payable	166,500	470,652
Repayments on notes and bonds payable	(164,957)	(488,083)
Dividends paid	(80,413)	(75,062)
Preferred stock redemption	(75,000)	0
Proceeds from issuance of common stock	1,569	4,272

Net cash used in financing activities	(152,301)	(88,221)

Increase (decrease) in cash and cash equivalents	(187)	523
Cash and cash equivalents, beginning of period	2,930	1,788

Cash and cash equivalents, end of period	$2,743	$2,311

The accompanying notes, together with the Notes to the Consolidated Financial
Statements included in our Annual Report on Form 10-K for the year ended
December 31, 2001, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated

Notes to Consolidated Financial Statements

September 30, 2002

(Unaudited)

Note 1. Significant Accounting Policies

     The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001. We, the management of Healthcare Realty Trust, believe however that all adjustments considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2002 due to many reasons including, but not limited to, acquisitions, dispositions and changes in interest rates.

     References to “the Company”, “we”, “our” and “us” include Healthcare Realty Trust Incorporated and its consolidated subsidiaries and partnerships unless otherwise stated.

     We recommend and presume that users of this interim financial information have access to and have read or will read in conjunction with this interim information our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001.

Reclassifications

     We have made certain reclassifications in the financial statements for 2001 to conform to the 2002 presentation. These reclassifications did not change the results of operations as previously reported.

New pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, “Accounting for Goodwill and Intangible Assets” (“FAS 142”). FAS 142 became effective for us as of January 1, 2002. FAS 142 requires that we no longer amortize goodwill and other indefinite lived intangible assets but that we review these assets annually for impairment. Intangible assets with definite lives will continue to be amortized. The adoption of FAS 142 had no material impact on our financial statements as of September 30, 2002 or for the three and nine month periods then ended.

Note 2. Properties

     We invest in healthcare-related properties and mortgages located throughout the United States. We provide management, leasing and build-to-suit development services, and capital for the construction of new facilities and the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of September 30, 2002, we had investments in 223 properties and mortgages, located in 29 states, and affiliated with 62 healthcare-related operators as follows:

	Number of	(in thousands)
	Properties	Investment	Percent

Ancillary hospital facilities	56	$492,757	31.1%
Assisted living facilities	53	276,778	17.5%
Skilled nursing facilities	37	204,452	12.9%
Inpatient rehabilitation facilities	9	156,053	9.9%
Physician clinics	29	153,684	9.7%
Comprehensive ambulatory care centers	13	151,332	9.6%
Medical office buildings	9	48,096	3.0%
Other inpatient facilities	5	47,555	3.0%
Other outpatient facilities	12	42,957	2.7%
Corporate property	—	9,471	0.6%

	223	$1,583,135	100.0%

Dispositions

     During the third quarter of 2002, we sold three ancillary hospital facilities totaling 201,600 square feet in Richmond, Virginia; a 21,120 square foot assisted living facility in West Columbia, South Carolina; a 44,300 square foot physician clinic in Methuen, Massachusetts; and a 41,880 square foot physician clinic in Birmingham, Alabama for aggregate net proceeds totaling approximately $46.4 million resulting in a net gain of approximately $242,000. Further, we received approximately $5.7 million in net proceeds from the repayment of four mortgage notes.

Note 3. Funds From Operations

     Funds from operations, as defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) 1999 White Paper, means net income before net gains (or losses) from sales of real estate properties (computed in accordance with accounting principles generally accepted in the United States) plus depreciation from real estate assets. We calculate funds from operations (“FFO”) using a modified version of the NAREIT’s October 1999 definition of funds from operations. We eliminate straight-line rental revenue in computing FFO although

NAREIT’s definition of funds from operations requires the inclusion of straight-line rental revenue in funds from operation.

     We consider FFO to be an informative measure of the performance of an equity real estate investment trust (“REIT”) and consistent with measures used by analysts to evaluate equity REITs. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. We believe that our FFO is not directly comparable to other healthcare REITs, which own a portfolio of triple net leased properties or mortgages, as we develop projects through a development and lease-up phase before they reach their targeted cash flow returns. Furthermore, we eliminate, in consolidation, fee income for developing, leasing and managing owned properties and expenses or capitalizes, as the case may be, related internal costs. Our FFO calculations for the three and nine month periods ended September 30, 2002 and 2001 are shown in the following two tables.

Funds From Operations

(Dollars in thousands, except per share data)

	Three Months Ended September 30,

	2002	2001

Net income before net gain (loss) on sale of real estate properties	$20,248	$19,307
Certain debt-related charges (1)	0	607
Elimination of rental revenues recognized on a straight-line basis (1)	(1,017)	(1,289)
Preferred stock dividend (1)	(1,664)	(1,664)
Real estate depreciation	10,094	10,007

Total adjustments	7,413	7,661

Funds From Operations-Basic and Diluted	$27,661	$26,968

Funds From Operations Per Common Share – Basic	$0.68	$0.68

Funds From Operations Per Common Share – Diluted	$0.67	$0.67

Weighted Average Common Shares Outstanding – Basic	40,682,210	39,891,254

Weighted Average Common Shares Outstanding – Diluted	41,487,797	40,512,989

(1)	We calculate our FFO using a modified version of National Association of Real Estate Investment Trust’s (“NAREIT”) October 1999 definition of funds from operations. We eliminate straight-line rental revenue in computing FFO although NAREIT’s definition of funds from operations requires the inclusion of straight-line rental revenue. Also, in 2002, we included only three months of preferred stock dividends in computing FFO although an additional amount was paid upon redemption of the preferred stock on September 30, 2002. In 2001, we also excluded certain debt-related charges in computing FFO. If we had followed the NAREIT definition of funds from operations, as other healthcare REITs do, FFO on a diluted basis would have been $0.68 per common share for the three months ended September 30, 2002.

7

Funds From Operations

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,

	2002	2001

Net income before net gain (loss) on sale of real estate properties	$59,721	$58,741
Certain debt-related charges (1)	0	607
Elimination of rental revenues recognized on a straight-line basis (1)	(2,248)	(4,480)
Preferred stock dividend (1)	(4,992)	(4,992)
Real estate depreciation	30,411	29,949

Total adjustments	23,171	21,084

Funds From Operations-Basic and Diluted	$82,892	$79,825

Funds From Operations Per Common Share – Basic	$2.04	$2.01

Funds From Operations Per Common Share – Diluted	$2.00	$1.98

Weighted Average Common Shares Outstanding – Basic	40,601,065	39,748,243

Weighted Average Common Shares Outstanding – Diluted	41,450,671	40,404,491

(1)	We calculate our FFO using a modified version of National Association of Real Estate Investment Trust’s (“NAREIT”) October 1999 definition of funds from operations. We eliminate straight-line rental revenue in computing FFO although NAREIT’s definition of funds from operations requires the inclusion of straight-line rental revenue. Also, in 2002, we included only nine months of preferred stock dividends in computing FFO although an additional amount was paid upon redemption of the preferred stock on September 30, 2002. In 2001, we also excluded certain debt-related charges in computing FFO. If we had followed the NAREIT definition of funds from operations, as other healthcare REITs do, FFO on a diluted basis would have been $2.04 per common share for the nine months ended September 30, 2002.

Note 4. Notes and Bonds Payable

     Notes and bonds payable at September 30, 2002 consisted of the following (in thousands):

Unsecured Credit Facility due 2004	$73,000
Senior Notes due 2002	0
Senior Notes due 2006	70,000
Senior Notes due 2011, net	315,163
Mortgage notes payable	73,186
Other note payable	3,500

$534,849

Unsecured Credit Facility due 2004

     In July 2001, we entered into a $150.0 million credit facility (the “Unsecured Credit Facility due 2004”) that bears interest at LIBOR rates plus 1.15%, payable quarterly, and matures in July 2004. In addition, we pay a facility fee of 0.2% on the commitment. The Unsecured Credit Facility due 2004 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At October 31, 2002, we had borrowing capacity remaining of $84.0 million under this facility.

Senior Notes due 2002

     In 1995, we privately placed $90.0 million of unsecured senior notes (the “Senior Notes due 2002”). These notes were fully repaid upon maturity on September 1, 2002.

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

Interest Rate Swaps

     Following the reorganization of our debt structure in 2001, our outstanding debt was primarily fixed rate. Our practice and objective has been to protect ourselves against changes in the fair value of our debt that result from changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in June 2001, we entered into interest rate swap agreements with two lending institutions for notional amounts totaling $125.0 million which are expected to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. In both interest rate swaps, we receive a 8.125% fixed rate and pay a variable rate of LIBOR plus 1.99%. The swaps are not callable for the first five years. After five years, the swaps are callable, at fair value, by either party if, and only if, the other party is downgraded below investment grade by two or more rating agencies. These derivative instruments meet all requirements of a fair value hedge and are accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value will have no impact on the income statement. At September 30, 2002, the aggregate fair value totaling $16.6 million of our hedge is reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on our balance sheet.

Mortgage Notes Payable

     At September 30, 2002, we had 13 non-recourse mortgage notes payable outstanding, with related collateral, as follows (dollars in millions):

					Investment in	Contractual
		Effective	Maturity		Collateral at	Balance at
Mortgagor	Original Balance	Interest Rate	Date	Collateral	Sept. 30, 2002	Sept. 30, 2002

Life Insurance Co.	$23.3	7.765%	7/26	Ancillary hospital	$43.8	$21.9
				facility
Life Insurance Co.	4.7	7.765%	1/17	Ancillary hospital	10.8	4.0
				facility
Life Insurance Co.	17.1	7.765%	4/04	Two ambulatory surgery	37.7	15.8
				centers & one ancillary
				hospital facility
Commercial Bank	35.0	7.220%	5/11	Nine ancillary hospital	78.2	31.5
				facilities & one
				physician clinic

					$170.5	$73.2

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

Note 5. Commitments and Contingencies

     At September 30, 2002, we had a net investment of approximately $9.9 million in build-to-suit developments in progress that have a total remaining funding commitment of approximately $0.5 million.

     As part of the merger with Capstone Capital Corporation (“Capstone”) in 1998, agreements were entered into with three individuals affiliated with Capstone that restrict competitive practices and which the Company believed would protect and enhance the value of the real estate properties acquired from Capstone. These agreements provide for the issuance of 150,000 shares per year of common stock to these individuals on October 15 of the years 1999, 2000, 2001 and 2002, provided all terms of the agreements are met. We issued 150,000 in each of the four years with the final issuance in October 2002.

Note 6. Earnings Per Common Share

     We compute earnings per share in accordance with FASB Statement No. 128 “Earnings Per Share.” The table below sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 (dollars in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic EPS
Weighted Average Common Shares Outstanding	41,942,781	40,729,439	41,861,636	40,586,428
Actual restricted stock shares	(1,260,571)	(838,185)	(1,260,571)	(838,185)

Denominator – Basic	40,682,210	39,891,254	40,601,065	39,748,243

Net income	$20,490	$19,723	$62,593	$59,740
Preferred stock dividend	(2,231)	(1,664)	(5,559)	(4,992)

Numerator – Basic	$18,259	$18,059	$57,034	$54,748

Per Share Amount	$0.45	$0.45	$1.40	$1.38

Diluted EPS
Weighted Average Common Shares Outstanding	41,942,781	40,729,439	41,861,636	40,586,428
Actual restricted stock shares	(1,260,571)	(838,185)	(1,260,571)	(838,185)
Restricted shares – Treasury	730,923	506,341	748,176	544,116
Dilution for employee stock purchase plan	74,664	115,394	101,430	112,132

Denominator – Diluted	41,487,797	40,512,989	41,450,671	40,404,491

Numerator – Basic and Diluted	$18,259	$18,059	$57,034	$54,748

Per Share Amount	$0.44	$0.45	$1.38	$1.36

Note 7. Redemption of Preferred Stock

     On September 30, 2002, we redeemed all of our 8 7/8% Series A Voting Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued dividends of $0.18896 per share from August 30, 2002 to the redemption date, for a total redemption price of $25.18896 per share. The aggregate cost of the redemption was $75,566,881.

Note 8. Subsequent Events

Common Stock Dividend

     On October 22, 2002, our Board of Directors declared a quarterly dividend of $0.605 per common share payable on December 5, 2002 to stockholders of record on November 15, 2002.

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

     Substantially all of our revenues are derived from rentals on our healthcare properties, from interest earned on mortgage loans and from management services. Leases and other financial support arrangements with operators are designed to reduce our exposure to increased costs and expenses incurred from the operation of our healthcare properties which are typically borne by the tenants and healthcare providers related to the properties. We typically incur operating and administrative expenses, principally compensation expense, office rental and related occupancy costs and various expenses incurred in the process of managing our existing portfolio and acquiring additional properties. We also incur interest expense on our various debt instruments and depreciation expense on our real estate portfolio.

Operating Results

Third Quarter 2002 Compared to Third Quarter 2001

     Net income for the quarter ended September 30, 2002 totaled $20.5 million, or $0.45 per basic common share ($0.44 per diluted common share), on total revenues of $49.8 million. This compares with net income of $19.7 million, or $0.45 per basic and diluted common share, on total revenues of $47.8 million for the quarter ended September 30, 2001. Included in net income for the quarter ended September 30, 2002 is a net gain on sales of real estate properties of $0.2 million, or $0.01 per basic and diluted common share, compared with a net gain on sales of real estate properties during the third quarter of 2001 of $0.4 million, or $0.01 per basic and diluted common share.

     Total revenues for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001, increased $2.0 million or 4.2% mainly for the reasons discussed below:

     •     Master lease rental income increased $0.3 million or 1.3% due mainly to rent growth from contractual increases and receipt of a lease termination fee, offset partially by the disposition of 11 revenue-producing properties since June 30, 2001.

     •     Property operating income increased $3.8 million or 24.4% due mainly to the acquisition of one revenue-producing property and the commencement of operations during 2001 and 2002 of five properties that were previously under construction and the increased occupancy in other multi-tenanted properties, offset partially by the disposal of three properties since June 30, 2001.

     •     Straight-line rental income decreased $0.3 million or 21.1%. This decrease was due mainly to normal annual decreases in the straight line rent calculation on our leases as well as restructuring the rent increases in the second quarter of 2002 on four leases at the request of a new operator that eliminated the straight line rent requirement.

     •     Mortgage interest income decreased $1.4 million or 29.5% due mainly to the repayment of 21 mortgage loans since June 30, 2001. This decrease in revenue was offset partially by income earned on a first mortgage acquired in 2002 by the Company on a property where we previously owned the second mortgage.

     •     Management fee income decreased $0.1 million or 35.1% due mainly to a reduction in our property and asset management portfolio by 1.2 million square feet since June 30, 2001.

     •     Interest and other income decreased $0.4 million or 52.7% due mainly to fees earned on mortgage notes receivable repayments during the third quarter of 2001 offset slightly by participating interest paid on a note during 2001 that was repurchased by the Company in January 2002.

     Total expenses for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 increased $1.1 million or 3.7% mainly for the reasons discussed below:

     •     General and administrative expenses increased $0.4 million or 13.3% due mainly to an increase in the number of employees and related compensation for portfolio management and other service based activities, an increase in insurance premiums as well as slightly higher state income and franchise tax expense recognized in 2002 while in 2001, we recognized certain debt-related charges.

     •     Property operating expenses increased $1.2 million or 19.1% due mainly to the acquisition of one revenue-producing property and the commencement of operations during 2001 and 2002 of five properties that were previously under construction and the increased occupancy in other multi-tenanted properties, offset partially by the disposal of three properties since June 30, 2001.

     •     Interest expense decreased $0.6 million or 6.9% mainly due to the continuing decrease in market interest rates along with a reduction in total debt outstanding from 2001 to 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Net income for the nine months ended September 30, 2002 totaled $62.6 million, or $1.40 per basic common share ($1.38 per diluted common share), on total revenues of $147.8 million. This compares with net income of $59.7 million, or $1.38 per basic common share ($1.36 per diluted common share), on total revenues of $145.5 million for the nine months ended September 30, 2001. Included in net income for the nine months ended September 30, 2002 is a net gain on sales of real estate properties of $2.9 million, or $.07 per basic and diluted common share, compared with a net gain on sales of real estate properties during the same period in 2001 of $1.0 million, or $0.03 per basic common share ($0.02 per diluted common share).

     Total revenues for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, increased $2.2 million or 1.5% mainly for the reasons discussed below:

     •     Master lease rental income decreased $0.2 million or 0.3% due mainly to the disposition of 13 revenue-producing properties during 2001 and 2002, offset partially by rent growth from contractual increases, receipt of a lease termination fee and from more assertively billing and collecting late fees in 2002.

     •     Property operating income increased $7.8 million or 15.7% due mainly to the acquisition of one revenue-producing property, the commencement of operations during 2001 and 2002 of five properties that were previously under construction and the increased occupancy in other multi-tenanted properties, offset partially by the disposal of three properties during 2001 and 2002.

     •     Straight-line rental income decreased $2.2 million or 49.8%. This decrease was due mainly to a change in the operator on four assisted living facilities and restructuring the rent increases on these four leases at the request of the new operator during the second quarter of 2002 which resulted in a reversal of the historical straight line rent receivable on those four leases as well as normal annual decreases in the straight line rent calculation on our other leases.

     •     Mortgage interest income decreased $3.1 million or 22.6% due mainly to the repayment of 29 mortgage loans during 2001 and 2002. This decrease in revenue was offset partially by income earned on a first mortgage acquired in 2002 by the Company on a property where we previously owned the second mortgage, from additional interest, and from assertively billing and collecting late fees in 2002.

     •     Management fee income decreased $0.3 million or 24.1% due mainly to a reduction in our property and asset management portfolio by 5.0 million square feet since December 31, 2000.

     •     Interest and other income increased $0.2 million or 17.3%. The major components of interest and other income for the first nine months of 2002 were a fee received related to the assignment of four assisted living facility leases to a new operator, fees earned due to the maturity or repayment of mortgage loans, and interest income on notes receivable. The major components of interest and other income for the first nine months of 2001 were interest income earned on excess cash remaining from the May 2001 sale of the Senior Notes due 2011, fees earned from consulting engagements, interest income on notes receivable, and fees earned from the repayment of mortgage loans, offset partially by participating interest paid on a note that was repurchased by the Company in January 2002.

     Total expenses for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 increased $1.3 million or 1.5% mainly for the reasons discussed below:

     •     General and administrative expenses increased $0.8 million or 10.7% due mainly to an increase in the number of employees and related compensation for portfolio management and other service-based activities, an increase in insurance premiums, as well as higher state income and franchise tax expense recognized in 2002 while in 2001, we recognized certain debt-related charges.

     •     Property operating expenses increased $3.2 million or 16.7% due mainly to the acquisition of one revenue-producing property and the commencement of operations during 2001 and 2002 of five properties that were previously under construction and the increased occupancy in other multi-tenanted properties, offset partially by the disposal of three properties during 2001 and 2002.

     •     Interest expense decreased $3.4 million or 11.6% due mainly to the continuing decrease in market interest rates along with a reduction in total debt outstanding from 2001 to 2002.

     •     Depreciation expense increased $0.8 million or 2.5% due mainly to the acquisition of one revenue-producing property, the commencement of operations during 2001 and 2002 of five properties that were previously under construction, a change in the depreciable life of certain land improvements from 15 years to 20 years resulting in a $134,000 one time adjustment that had no material impact on net income or earnings per share, offset partially by the disposal of 16 properties during 2001 and 2002.

     •     Amortization expense decreased $0.1 million or 54.2% due mainly to the adoption of FAS 142 effective January 1, 2002 that required we discontinue amortization of our goodwill (See Note 1 for further details).

Liquidity and Capital Resources

Debt Obligations

     As discussed in more detail in Note 4, we have commitments to pay interest and outstanding principal balances on our notes and bonds payable as follows (dollars in thousands):

			Contractual
	Balance at		Interest	Interest
	September 30, 2002	Maturity Date	Rate at 6/30/02	Payments	Principal Payments

Unsecured Credit Facility due 2004	$73,000	7/04	LIBOR +1.15%	Quarterly	At maturity
Senior Notes due 2006	70,000	4/06	9.49%	Semi-Annual	$20.3 million in
					2004, 2005 and $29.4
					million in 2006
Senior Notes due 2011	315,163	5/11	8.125%	Semi-Annual	At maturity
Mortgage notes payable	73,186	9/04-7/26	7.22%-8.50%	Monthly	Monthly or at maturity
Other note payable	3,500	7/05	7.53%	Semi-Annual	Semi-Annual

	$534,849

     In 2001, we focused on reorganizing our debt structure and repaying or replacing debt instruments that have shorter maturities with debt instruments having longer maturities. As a result of these efforts, at September 30, 2002, substantially all of our outstanding principal debt balances are due after 2003. Further, at October 31, 2002, we had borrowing capacity remaining of $84.0 million under our Unsecured Credit Facility due 2004.

     Our senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s Investor Service, and Fitch Ratings, respectively. For the nine months ended September 30, 2002, our earnings covered fixed charges at a ratio of 3.30 to 1.00. At September 30, 2002, our stockholders’ equity totaled approximately $900.0 million and our debt to total capitalization ratio, on a book basis, was approximately 0.367 to 1.

     At September 30, 2002, we were in compliance with the debt covenant requirements under our various debt instruments.

     Following the reorganization of our debt structure in 2001, our outstanding debt was primarily fixed rate. Our practice and objective has been to protect ourselves against changes in the fair value of our debt that result from changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in June 2001, we entered into interest rate swap agreements with two lending institutions for notional amounts totaling $125.0 million which are expected to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. In both interest rate swaps, we receive a 8.125% fixed rate and pay a variable rate of LIBOR plus 1.99%. The swaps are not callable for the first five years. After five years, the swaps are callable, at fair value, by either party if, and only if, the other party is downgraded below investment grade by two or more rating agencies. These derivative instruments meet all requirements of a fair value hedge and are accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value will have no impact on the income statement. At September 30, 2002, the aggregate fair value totaling $16.6 million of our hedge is reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on our balance sheet.

Shelf Registration

     As of September 30, 2002, we could issue an aggregate of approximately $171.6 million of securities remaining under our currently effective registration statement. Should the market permit, we may issue securities under this registration statement. We may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of our properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. We may raise additional capital or make investments by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

Security Deposits and Letters of Credit

     As of September 30, 2002, we held approximately $6.8 million in letters of credit, security deposits, debt service reserves or capital replacement reserves. Generally, we may, at our discretion and upon notification to the operator, draw upon these instruments if there are any defaults under the leases or mortgage notes with our operators.

Dispositions

     During the third quarter of 2002, we sold three ancillary hospital facilities totaling 201,600 square feet in Richmond, Virginia; a 21,120 square foot assisted living facility in West Columbia, South Carolina; a 44,300 square foot physician clinic in Methuen, Massachusetts; and a 41,880 square foot physician clinic in Birmingham, Alabama for aggregate net proceeds totaling approximately $46.4 million resulting in a net gain of approximately $242,000. Further, we received approximately $5.7 million in net proceeds from the repayment of four mortgage notes. These funds were used to partially repay the Unsecured Credit Facility due 2004 and for general corporate purposes.

Construction in Progress

     As of September 30, 2002, we had a net investment of approximately $9.9 million in build-to-suit developments in progress that have a total remaining funding commitment of approximately $0.5 million. We intend to fund these commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility due 2004, proceeds from the sale of additional assets, proceeds from additional repayments of mortgage notes receivable, or additional capital market financing.

Dividends

     On July 23, 2002, our Board of Directors declared an increase in the quarterly common stock dividend from $0.595 per share ($2.38 annualized) to $0.60 per share ($2.40 annualized) payable to stockholders of record on August 15, 2002. This dividend was paid on September 5, 2002. On October 22, 2002, our Board of Directors declared another increase in the quarterly common stock dividend to $0.605 per share ($2.42 annualized) payable to stockholders of record on November 15, 2002. This dividend is payable on December 5, 2002 and relates to the period July 1, 2002 through September 30, 2002. While we have no present plans to change our quarterly common stock dividend policy, the dividend policy is reviewed each quarter by our board of directors.

Redemption of Preferred Stock

     On September 30, 2002, we redeemed all of our 8 7/8% Series A Voting Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued dividends of $0.18896 per share from August 30, 2002 to the redemption date, for a total redemption price of $25.18896 per share. The aggregate cost of the redemption was $75,566,881.

Common Stock Repurchase Program

     On October 24, 2002, we announced that our Board of Directors authorized management to repurchase up to one million shares of the Company’s common stock at such times and upon such terms as management may determine.

Liquidity

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

Impact of Inflation

     Inflation has not significantly affected our earnings due to the moderate inflation rate in recent years and the fact that most of our leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing our risk of the adverse effects of inflation. In addition, inflation will have the effect of increasing gross revenue we are to receive under the terms of our leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 22 years, further reducing our risk of any adverse effects of inflation. Interest payable under the interest rate swaps and the Unsecured Credit Facility due 2004 is calculated at a variable rate; therefore, the amount of interest payable under the swaps and this debt will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods where interest rate increases outpace inflation, our operating results should be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, our operating results should be positively impacted.

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

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

     During the quarter ended September 30, 2002, the Company initiated two internal control improvements. We hired a Certified Internal Auditor as the Company’s internal risk manager. The internal risk manager will evaluate risks and perform tests of the Company’s systems of internal controls and report findings to management and the audit committee. The internal risk manager’s initial tasks are focused on establishing an internal audit department framework, completing internal risk assessment of functional areas, and developing audit plans of the Company’s systems. The internal risk manager met with the audit committee of the board of directors in October 2002 to present and discuss a proposed audit plan for 2002 and 2003.

     In addition, the Company began review and improvement of the internal control process to be employed in the Company’s new development projects. The purpose of this review was to evaluate the current processes and integrate proposed improvements to the processes. The improvements are intended to enhance understanding of the responsibilities and accountabilities of each party to the construction process, improve communication among the parties throughout the process, manage the risks inherent in the development process and enhance the effectiveness and timeliness of information about assets under development. These plans were also discussed with the audit committee of the board of directors in October 2002.

PART II — OTHER INFORMATION

Item 6. Reports on Form 8-K

     During the third quarter of 2002, we furnished the following reports on Form 8-K/8-Ka in accordance with Regulation FD.

Date of Earliest
Event Reported	Date Furnished	Items Reported

July 25, 2002	July 25, 2002	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure

August 12, 2002	August 12, 2002	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure

August 14, 2002	August 14, 2002	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ Timothy G. Wallace Timothy G. Wallace Executive Vice President and Chief Financial Officer

Date: November 14, 2002

Healthcare Realty Trust Incorporated

Quarterly Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David R. Emery, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Healthcare Realty Trust Incorporated;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ David R. Emery David R. Emery Chairman of the Board and Chief Executive Officer

Healthcare Realty Trust Incorporated
Quarterly Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Timothy G. Wallace, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Healthcare Realty Trust Incorporated;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Timothy G. Wallace Timothy G. Wallace Executive Vice President and Chief Financial Officer