Form 10-K
period 2002-12-31
HEALTHCARE REALTY TRUST INC
filed 2003-03-06
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-11852

HEALTHCARE REALTY TRUST INCORPORATED

(Exact name of Registrant as specified in its charter)

Maryland	62-1507028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3310 West End Avenue
Suite 700
Nashville, Tennessee 37203
(Address of principal executive offices)
(615) 269-8175
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☒    No   ☐

     The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 28, 2002) of the Registrant held by non-affiliates on June 28, 2002 was approximately $1,296,025,184.

     As of January 31, 2003, 41,996,891 shares of the Registrant’s Common Stock were outstanding.

i

DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

     Portions of the Registrant’s 2002 Annual Report to Shareholders are incorporated into Part II of this Report.

     Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2003 are incorporated into Part III of this Report.

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

     The Company has investments of approximately $1.6 billion in 221 income-producing real estate properties and mortgages associated with the delivery of healthcare services. As of December 31, 2002, the Company’s real estate portfolio, containing approximately 9.2 million square feet, was comprised of nine major facility types and was operated pursuant to contractual arrangements with 49 healthcare providers. Also, the Company’s mortgage portfolio was comprised of four major facility types and was operated by 15 healthcare providers. At December 31, 2002, the Company provided property management services for 163 healthcare-related properties nationwide, totaling approximately 5.6 million square feet. The Company intends to maintain a portfolio of properties that are focused predominantly on the outpatient services and medical office segments of the healthcare industry and are diversified by tenant, geographic location and facility type.

     Healthcare Realty believes that it has a competitive advantage in the healthcare real estate industry as a result of the strength of its management expertise and its extensive experience and client relationships with healthcare providers. Management believes that the Company is the largest fully-integrated real estate company focused on income-producing real estate properties related to the delivery of healthcare services. The Company believes that its financial capacity and diverse experience with healthcare provider clients make it one of a limited number of companies that can acquire, manage and develop income-producing real estate related to healthcare services on a national scale.

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

     Management believes that client diversification reduces the Company’s potential exposure to unsuccessful healthcare service strategies and to a concentration of credit with any one healthcare provider. Approximately 60.3% of the Company’s real estate investments including mortgages, at cost, are in properties associated with publicly-traded companies or private companies with an investment-grade credit rating. The following table identifies the healthcare providers that accounted for more than 10% of the Company’s revenues during the year ended December 31, 2002:

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

     Approximately 78% of the Company’s investments in properties consist of properties currently leased to unaffiliated lessees pursuant to long-term net lease agreements or subject to financial support agreements with the healthcare operators that provide guarantees of the return on the Company’s investment in the properties. Most of the current property agreements were entered into upon the conveyance to the Company of the facilities, and have initial terms of ten to 20 years with, in some cases, one or more renewal terms exercisable by the healthcare provider of five years each. Most of the agreements are subject to earlier termination upon the occurrence of certain contingencies. As of December 31, 2002, the weighted average remaining lease term pursuant to these agreements was approximately 7.2 years, with expiration dates through 2022. Certain of the agreements also have an option to repurchase the property at specified times during the term of the agreements generally for a price approximately equal to the greater of the fair market value of such property or the Company’s investment in such property. Base rent or support payments vary by agreement taking into consideration various factors, including the credit of the property lessee, the healthcare operator, and the operating performance, location, and physical condition of the property. Many of the property agreements contain provisions for additional rent or support payment increases. The existence and nature of provisions for additional payments in any given agreement relate to, among other factors, the financial strength of the respective property lessee, the healthcare operator, or both, as well as other lease terms.

     The Company operates so as to qualify as a REIT for federal income tax purposes. If so qualified, with limited exceptions, the Company will not be subject to corporate federal income tax with respect to net income distributed to its shareholders. See “Federal Income Tax Information” below.

Acquisitions and Dispositions during the Fourth Quarter of 2002

     During the fourth quarter of 2002, the Company acquired a 135,000 square foot medical office building in Houston, Texas for approximately $19.1 million.

     During the fourth quarter of 2002, the Company sold a 144,000 square foot ancillary hospital facility in Atlanta, Georgia, a 14,000 square foot assisted living facility in St. Petersburg, Florida, and a 17,000 square foot medical office building in Cheyenne, Wyoming that is associated with another facility that it continues to own for approximately $13.7 million in net proceeds. Also, mortgage notes receivable on two assisted living facilities, a 43,000 square foot facility in Albuquerque, New Mexico and a 62,000 square foot facility in Newhall, California, were repaid totaling approximately $4.8 million in net proceeds.

Commitments

     As of December 31, 2002, the Company had a net investment of approximately $10.5 million in three build-to-suit developments in progress, which have a total remaining funding commitment of approximately $10.8 million.

Mortgage Portfolio

     Mortgage notes receivable were recorded at their fair value at the date of acquisition. Approximately 44% of the mortgage notes receivable are secured by assisted living facilities and 22% are secured by skilled nursing facilities. The 23 mortgages in the portfolio at December 31, 2002 represent 15 operators.

     As of December 31, 2002, the weighted average maturity of the mortgage portfolio was approximately 4.2 years, with maturity dates through October 2013. Interest rates ranged from 8.51% to 16.60% and are generally adjustable each year to reflect increases in the Consumer Price Index. Substantially all mortgages are subject to a prepayment penalty.

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

     The business of providing services relating to the day-to-day management and leasing of multi-tenanted healthcare properties and to the supervision of the development of new healthcare facilities is highly competitive and is subject to price, personnel cost and other competitive pressures upon its profitability. The Company will compete for management contracts and development agreements with respect to properties owned or to be developed by the Company.

Government Regulation

     The investments made by the Company are with active participants in the healthcare industry. The healthcare industry is undergoing substantial changes due to rising costs in the delivery of healthcare services, rising competition for patients, and constant evaluation of reimbursement levels by private and governmental payors. Further, the healthcare industry is faced with increased scrutiny by federal and state legislative and administrative authorities, thus presenting the industry and its individual participants with significant uncertainty. The Company believes that these changes and uncertainties present significant opportunities for the Company to assist in providing solutions to some of these pressures; however, these various changes can affect the economic performance of some or all of its tenants and clients. The Company cannot predict the degree to which these changes may affect the economic performance of the Company, positively or negatively.

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

     The Stark Law prohibits certain types of practitioners (including a medical doctor, doctor of osteopathy, optometrist, dentist or podiatrist) from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner’s immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties of up to $15,000 per prohibited claim and may be excluded from participating in Medicare and Medicaid.

     Although the Company is not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, its leases and subleases must be negotiated at arm’s length for fair market value rental rates. To the extent that a healthcare facility leases space from the Company and, in turn, subleases space to physicians or other referral sources at less than fair market rental rate, the Anti-Kickback Statute and the Stark Law could be implicated. The Company’s leases require the lessees to covenant that they will comply with all applicable laws.

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

Legislative Developments

     Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, a Medicare prescription drug benefit, healthcare provider cost-containment initiatives by public and private payors, limits on damages claimed in physician malpractice lawsuits, and a “Patient Bill of Rights” to increase the liability of insurance companies as well as the ability of patients to sue in the event of a wrongful denial of claim. There can be no assurance whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on the Company’s business.

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

Insurance

     Under their leases or financial support agreements, the healthcare operators are required to maintain, at their expense, certain insurance coverages relating to their operations at the leased facilities. In addition, the Company maintains appropriate liability and casualty insurance on its assets and operations. The Company has also obtained title insurance with respect to each of the properties it owns in amounts equal to their respective purchase prices, insuring that the Company holds title to each of the properties free and clear of all liens and encumbrances except those approved by the Company. In the opinion of management of the Company, each of the properties owned by the Company is adequately covered by hazard, liability and rent insurance.

Employees

     As of February 1, 2003, the Company employed 175 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.

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

Income Tests

     In order to maintain qualification as a REIT, two gross income requirements must be satisfied annually.

•	First, at least 75% of the Company’s gross income (excluding gross income from certain sales of property held as inventory or primarily for sale in the ordinary course of business) must be derived from “rents from real property;” “interest on obligations secured by mortgages on real property or on interests in real property;” gain (excluding gross income from certain sales of property held as inventory or primarily for sale in the ordinary course of business) from the sale or other disposition of, and certain other gross income related to, real property (including interests in real property and in mortgages on real property); and income received or accrued within one year of the Company’s receipt of, and attributable to the temporary investment of, “new capital” (any amount received in exchange for stock other than through a dividend reinvestment plan or in a public offering of debt obligations having maturities of at least five years).

•	Second, at least 95% of the Company’s gross income (excluding gross income from certain sales of property held as inventory or primarily for sale in the ordinary course of business) must be derived from dividends; interest; “rents from real property;” gain (excluding gross income from certain sales of property held as inventory or primarily for sale in the ordinary course of business) from the sale or other disposition of, and certain other gross income related to, real property (including interests in real property and in mortgages on real property); and gain from the sale or other disposition of stock and securities.

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

     If the Company were to fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions would generally be available if the Company’s failure to meet such test or tests was due to reasonable cause and not to willful neglect, if the Company attaches a schedule of the sources of its income to its return, and if any incorrect information on the schedule was not due to fraud with an intent to evade tax. It is not possible, however, to know whether the Company would be entitled to the benefit of these relief provisions since the application of the relief provisions is dependent on future facts and circumstances. If these provisions were to apply, the Company would be subjected to tax equal to 100% of the net income attributable to the greater of the amount by which the Company failed either of the 75% or the 95% gross income tests. The Company has analyzed its gross income through December 31, 2002 and determined that it has met the 75% and 95% gross income tests for 2002 and preceding years.

Asset Tests

     At the close of each quarter of its taxable year, the Company must also satisfy four tests relating to the nature of its assets.

•	At least 75% of the value of the Company’s total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities.

•	Not more than 25% of the Company’s total assets may be represented by securities other than those includable in the 75% asset class.

•	Not more than 20% of the Company’s total assets may be represented by securities of affiliated TRS.

•	Of the investments included in the 25% asset class, except for TRS, the value of any one issuer’s securities owned by the Company may not exceed 5% of the value of the Company’s total assets, and the Company may not own more than 10% of any one issuer’s outstanding voting securities. Securities issued by affiliated qualified REIT subsidiaries (“QRS”), which are corporations wholly owned by the Company, either directly or indirectly, that are not TRS, are not subject to the 25% of total assets limit, the 5% of total assets limit or the 10% of a single issuer’s voting securities limit. The existence of QRS are ignored, and the assets, income, gain, loss and other attributes of the QRS are treated as being owned or generated by the Company, for federal income tax purposes. The Company currently has 45 subsidiaries and other affiliates that it employs in the conduct of its business.

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

Distribution Requirement

     In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (a) the sum of (i) 90% of the Company’s “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and the Company’s net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, over (b) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the Internal Revenue Service (“IRS”) if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its “real estate investment trust taxable income,” it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make “required distributions” to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company’s distributions for 2002 were adequate to satisfy its distribution requirement.

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

     A REIT will be treated as a “pension-held REIT” if the REIT is predominantly held by tax-exempt pension funds and if the REIT would otherwise fail to satisfy the five or fewer test discussed above. A REIT is predominantly held by tax-exempt pension funds if at least one tax-exempt pension fund holds more than 25% (measured by value) of the REIT’s stock or beneficial interests, or if one or more tax-exempt pension funds (each of which owns more than 10% (measured by value) of the REIT’s stock or beneficial interests) own in the aggregate more than 50% (measured by value) of the REIT’s stock or beneficial interests.

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

Other Tax Proposals

     Legislation has been proposed that would exclude corporate dividends from a person’s taxable income to the extent that the earnings from which the dividends are paid have been subject to corporate income tax. REIT dividends generally would not be exempt from income tax in the hands of a shareholder under this proposed legislation in its current form, because a REIT’s income generally is not subject to corporate-level tax. However, under the current proposal, if a REIT receives excludable dividend income from an investment in another corporation (such as a taxable REIT subsidiary), the REIT can pass that dividend income through to the REIT’s shareholders, without subjecting the shareholders to tax on that income. The Company cannot predict the form in which this proposal ultimately will be enacted, whether it will in fact be enacted, or what effect, if any, its enactment may have on the Company.

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

Available Information

     The Company makes available to the public free of charge through its internet website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission. The Company’s internet website address is http://www.healthcarerealty.com. The Company is not including the information contained on the Company’s website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

     Due to a variety of factors, operators of senior living facilities have come under increased financial pressure. These factors include the implementation of cost-containment initiatives by private and governmental payors. As a result of the acquisition of Capstone Capital Corporation in 1998, the Company’s portfolio of senior living facilities increased substantially and constituted approximately 29.3% of its investments at December 31, 2002. Since the Capstone acquisition, several senior living facility operators have declared bankruptcy. These operators were mainly large, publicly-traded companies which comprised a relatively small percentage of the overall senior living industry. The Company cannot be certain that additional operator failures in this sector will not occur.

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

These changes can adversely affect the economic performance of some or all of the tenants and sponsors who provide financial support to the Company’s investments and, in turn, negatively impact the lease revenues and the value of the Company’s property investments.

     A failure to reinvest cash available to it could adversely affect the Company’s future revenues and its ability to increase dividends to shareholders; there is considerable competition in the Company’s market for attractive investments.

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

     Healthcare providers are subject to federal and state laws and regulations which govern financial and other arrangements between healthcare operators. While the Company’s management services provide guidance for compliance with fraud and abuse statutes, the Company has no direct control over its tenants’ ability to meet the numerous state and federal regulatory requirements. If a tenant does not continue to meet all regulatory requirements, such tenant may lose its ability to provide or bill for healthcare services. If the Company could not attract another healthcare provider on a timely basis or on acceptable terms, the Company’s revenues would suffer. In addition, many of the Company’s properties are special-purpose facilities that may not be easily adaptable to uses unrelated to healthcare. Transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

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

     Currently, approximately 38% of the Company’s real estate portfolio, including mortgages, is leased to, or supported by its three largest healthcare provider clients. To varying degrees, these providers have experienced the pressures listed above. Any financial problems experienced by these providers would negatively impact the support arrangements that the Company has with these providers and require the Company to rely solely upon rental revenue from occupant tenants in the event that the providers’ financial problems significantly deteriorated their earnings and ability to meet support commitments. If the Company is required to rely solely upon tenant occupants with respect to one or more properties, it will experience the typical risks associated with real estate investments enjoying no supplemental credit support, including competition for individual tenants and the renewal or roll-over of existing leases. Conversely, if the inpatient occupancy rate at a hospital near a Company facility deteriorated to a level at which operating cash flows would be insufficient to cover the payments to the Company, the Company would have to rely upon the general credit of the provider or the related guarantor, if any.

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

Item 3. Legal Proceedings

     The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Securityholders

     No matter was submitted to a vote of shareholders during the fourth quarter of 2002.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Shares of the Company’s common stock are traded on The New York Stock Exchange under the symbol “HR.” As of December 31, 2002, there were approximately 1,756 shareholders of record. The following table sets forth the high and low sales prices per common share and the distributions declared per common share in the periods indicated.

			Distributions
			Declared
	High	Low	per Share

2002
First Quarter	$30.94	$27.15	$0.590
Second Quarter	32.10	27.50	0.595
Third Quarter	32.35	23.75	0.600
Fourth Quarter	32.34	27.25	0.605
2001
First Quarter	$24.10	$21.38	$0.570
Second Quarter	26.30	23.30	0.575
Third Quarter	27.55	24.10	0.580
Fourth Quarter	28.25	25.96	0.585

     On January 28, 2003, the Company declared an increase in its quarterly common stock dividend from $0.605 per share ($2.42 annualized) to $0.610 per share ($2.44 annualized) payable to shareholders of record as of February 14, 2003. This dividend was paid on March 6, 2003. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by the Board of Directors. Future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, the Company’s financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

     Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2003 under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 6. Selected Financial Data

     The Company’s selected financial data, set forth in its 2002 Annual Report to Shareholders under the caption “Selected Financial Information,” is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company’s information relating to management’s discussion and analysis of financial condition, set forth in the Company’s 2002 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     See “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the Company’s 2002 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

     The Company’s financial statements and the related notes, together with the report of Ernst & Young LLP thereon, set forth in the Company’s 2002 Annual Report to Shareholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors

     Information with respect to directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2003 under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers

     The executive officers of the Company are:

Name	Age	Position

David R. Emery	58	Chairman of the Board & Chief Executive Officer
Roger O. West	58	Executive Vice President & General Counsel
Scott W. Holmes	48	Senior Vice President & Chief Financial Officer
J. D. Carter Steele	54	Senior Vice President & Chief Operating Officer

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

     Mr. Holmes has served as the Chief Financial Officer since January 1, 2003 and the Senior Vice President — Financial Reporting (principal accounting officer) since October 1998. Prior to joining the Company, Mr. Holmes was Vice President — Finance and Data Services at Trigon HealthCare, Inc. Mr. Holmes was an audit senior manager with Ernst & Young, LLP for more than 13 years and has considerable audit and financial reporting experience relating to public companies.

     Mr. Steele has served as the Chief Operating Officer since January 1, 2003 and has held senior management positions relating to asset administration of the Company since May 1997 and serves as a point of contact for all global issues related to equity investment, due diligence advisory services and property management. Mr. Steele has over 20 years experience in structuring and executing real estate transactions. Mr.

Steele is a former partner with the commercial real estate brokerage firm McWilliams & Steele.

     Each of the Executive Officers has entered into an employment agreement with the Company. Information with respect to the terms of office of Messrs. Emery and West is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2003 under the caption “Executive Compensation – Employment Contracts and Change-In-Control Arrangements,” and is incorporated herein by reference.

Section 16(a) Compliance

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2003 under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Item 11. Executive Compensation

     Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2003 under the caption “Executive Compensation,” is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2003 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information relating to certain relationships and related transactions, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2003 under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 14. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer, General Counsel, and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

     There have been four substantive changes in the Company’s system of internal controls in recent months. Management believes that none of these changes will have a negative impact on the Company’s system of internal controls, particularly internal controls that could adversely affect its ability to record, process, summarize, and report financial data. These changes are:

•	The Company’s Chief Financial Officer retired. The Company’s Chief Financial Officer, Timothy G. Wallace, retired effective December 31, 2002. Mr. Wallace was replaced by Scott Holmes, who was previously the Senior Vice President — Financial Reporting (the principal accounting officer) at the Company. In this capacity, Mr. Holmes has been integrally involved with and knowledgeable about the Company’s internal control systems for more than four years.

•	The Company has experienced other management changes. In addition to the retirement of Mr. Wallace, certain other management changes occurred in December 2002. J.D. Carter Steele was appointed Senior Vice President — Chief Operating Officer of the Company. In connection with this change, Healthcare Realty Services Incorporated, the Company’s wholly-owned property management affiliate, was aligned to report to Mr. Steele. Certain other employees resigned or were terminated in December. The Company’s system of internal controls was taken into consideration prior to the termination of these employees and the changes to its management structure.

•	The Company hired an Internal Audit and Risk Manager. In September 2002, the Company hired a certified internal auditor to serve as its Internal Audit and Risk Manager. Among other duties, the Internal Audit and Risk Manager will be responsible for evaluating and auditing the Company’s various internal control systems. The Internal Audit and Risk Manager will be organizationally independent of the systems he evaluates and audits. He will report administratively to the Executive Vice President and General Counsel and will report to the audit committee of the Board of Directors. Management believes the addition of an Internal Audit and Risk Manager will serve to strengthen our overall system of internal controls.

•	The Company has implemented other corporate governance changes. At its meeting in January 2003, the Board of Directors adopted new charters for its audit and compensation committees, chartered a new corporate governance committee, and adopted a set of written Corporate Governance Principles and a Code of Business Conduct and Ethics. Each of these documents is available for inspection on the Company’s web site. Management believes these additional corporate governance measures will serve to strengthen our overall system of internal controls.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Index to Pro Forma and Historical Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:

The following financial statements of Healthcare Realty Trust Incorporated are incorporated by reference in Item 8 of this Report from the 2002 Annual Report to Shareholders:

Audited Consolidated Financial Statements

•	Independent Auditors’ Report.

•	Consolidated Balance Sheets – December 31, 2002 and 2001.

•	Consolidated Statements of Income for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts at December 31, 2002	S-1
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2002	S-2
Schedule IV — Mortgage Loans on Real Estate at December 31, 2002	S-3

All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit		Description
Number		of Exhibits

3.1	—	Second Articles of Amendment and Restatement of the Registrant.(1)
3.2	—	Amended and Restated Bylaws of the Registrant.(4)
4.1	—	Specimen stock certificate.(1)
4.2	—	Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee.(7)
4.3	—	First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee.(7)
4.4	—	Form of 8.125% Senior Note Due 2011.(7)
10.1	—	1993 Employees Stock Incentive Plan.(1)
10.2	—	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated.(3)
10.3	—	Executive Retirement Plan, as amended.(5)

Exhibit		Description
Number		of Exhibits

10.4	—	Retirement Plan for Outside Directors.(1)
10.5	—	Non-Qualified Deferred Compensation Plan.(5)
10.6	—	Executive Variable Incentive Compensation Plan. (5)
10.7	—	2000 Employee Stock Purchase Plan.(5)
10.8	—	Dividend Reinvestment Plan.(2)
10.9	—	2003 Employees Restricted Stock Incentive Plan. (9)
10.10	—	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated (filed herewith).
10.11	—	Amended and Restated Employment Agreement by and between Roger O. West and Healthcare Realty Trust Incorporated (filed herewith).
10.12	—	Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated (filed herewith).
10.13	—	Employment Agreement by and between J.D. Carter Steele and Healthcare Realty Trust Incorporated (filed herewith)
10.14	—	Form of Note Purchase Agreement, dated as of March 1, 2000, pertaining to $70,000,000 aggregate principal amount of 9.49% Senior Notes due April 1, 2006.(6)
10.15	—	Amended and Restated Credit Agreement among the Company; Bank of America, N.A.; First Union National Bank; UBS AG, Stamford Branch; and Banc of America Securities LLC dated July 2, 2001.(8)
10.16	—	Retirement Agreement, dated December 31, 2002, between Healthcare Realty Trust Incorporated and Timothy G. Wallace (filed herewith).
10.17	—	Amended and Restated Executive Retirement Plan. (9)
10.18	—	Amendment No. 1 to the Amended and Restated Credit Agreement among the Company; Bank of America, N.A.; National Association (formerly First Union National Bank); UBS AG, Stamford Branch; Banc of America Securities LLC dated July 2, 2001 (filed herewith).
11	—	Statement re computation of per share earnings (contained in Note 9 to the Notes to the Consolidated Financial Statement in the Annual Report to Shareholders for the year ended December 31, 2002 filed herewith as Exhibit 13).
13	—	Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2002 (filed herewith).
21	—	Subsidiaries of the Registrant (filed herewith).
23	—	Consent of Ernst & Young LLP, independent auditors (filed herewith).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-72860) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2000 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	1993 Employees Stock Incentive Plan of Healthcare Realty Trust Incorporated (filed as Exhibit 10.1)

2.	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated (filed as Exhibit 10.2)

3.	Executive Retirement Plan, as amended (filed as Exhibit 10.3)

4.	Retirement Plan for Outside Directors (filed as Exhibit 10.4)

5.	Non-Qualified Deferred Compensation Plan (filed as Exhibit 10.5)

6.	Executive Variable Incentive Compensation Plan (filed as Exhibit 10.6)

7.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.7)

8.	2003 Employees Restricted Stock Incentive Plan (filed as Exhibit 10.9)

9.	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated (filed as Exhibit 10.10)

10.	Amended and Restated Employment Agreement by and between Roger O. West and Healthcare Realty Trust Incorporated (filed as Exhibit 10.11)

11.	Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated (filed as Exhibit 10.12)

12.	Employment Agreement by and between J. D. Carter Steele and Healthcare Realty Trust Incorporated (filed as Exhibit 10.13)

(b)	Reports on Form 8-K

     The Company furnished in accordance with Regulation FD the following reports on Form 8-K or Form 8-K/A during the fourth quarter of 2002.

Date of Earliest
Event Reported	Date Filed	Items Reported

December 4, 2002	December 5, 2002	Item 9. Regulation FD Disclosure
Item 7. Financial Statements and Exhibits
October 24, 2002	October 24, 2002	Item 9. Regulation FD Disclosure
Item 7. Financial Statements and Exhibits

(c) Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3).

(d) Financial Statement Schedules

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 6, 2003.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ David R. Emery

David R. Emery Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery David R. Emery	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 6, 2003

/s/ Scott W. Holmes Scott W. Holmes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2003

/s/ Errol L. Biggs, Ph.D. Errol L. Biggs, Ph.D.	Director	March 6, 2003

/s/ Charles Raymond Fernandez, M.D. Charles Raymond Fernandez, M.D.	Director	March 6, 2003

/s/ Batey M. Gresham, Jr. Batey M. Gresham, Jr.	Director	March 6, 2003

/s/ Marliese E. Mooney Marliese E. Mooney	Director	March 6, 2003

/s/ Edwin B. Morris, III Edwin B. Morris, III	Director	March 6, 2003

/s/ John Knox Singleton John Knox Singleton	Director	March 6, 2003

/s/ Dan S. Wilford Dan S. Wilford	Director	March 6, 2003

Healthcare Realty Trust Incorporated
Annual Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Scott W. Holmes, certify that:

     1.     I have reviewed this annual report on Form 10-K of Healthcare Realty Trust Incorporated;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003
/s/ Scott W. Holmes

Scott W. Holmes Senior Vice President and Chief Financial Officer

Healthcare Realty Trust Incorporated
Annual Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David R. Emery, certify that:

     1.     I have reviewed this annual report on Form 10-K of Healthcare Realty Trust Incorporated;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ David R. Emery

David R. Emery Chairman of the Board and Chief Executive Officer

Schedule II — Valuation and Qualifying Accounts at December 31, 2002
(dollars in thousands)

			Additions

		Balance at	Charged to	Charged to
		Beginning	costs and	other		Balance at
Description		of Period	expenses	accounts (2)	Deductions (1)	End of Period

2002	Mortgage notes receivable allowance	$1,421	$300	$(1,028)	$693	$—
	Accounts receivable allowance	3,005	3,094	1,028	300	6,827
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$5,426	$3,394	$—	$993	$7,827

2001	Mortgage notes receivable allowance	$1,709	$200	$—	$488	$1,421
	Accounts receivable allowance	1,718	1,834	—	547	3,005
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$4,427	$2,034	$—	$1,035	$5,426

2000	Mortgage notes receivable allowance	$2,283	$—	$—	$574	$1,709
	Accounts receivable allowance	995	1,069	—	346	1,718
	Preferred stock investment reserve	—	1,000	—	—	1,000

		$3,278	$2,069	$—	$920	$4,427

(1)	Write-off or collection of the related receivable accounts.

(2)	Reallocation of Mortgage notes receivable allowance to Accounts receivable allowance.

Healthcare Realty Trust, Inc.
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2002
(dollars in thousands)

			Land

				Costs
				Capitalized
	Number of		Initial	Subsequent to
Facility Type	Properties	State	Investment	Acquisition	Total

Ancillary Hospital Facilities	54	AL, AZ, CA, FL, GA, KS, MS, NV, PA, TN, TX, VA, WY	$46,358	$1,293	$47,651
Assisted Living Facilities	36	AL, CT, FL, GA, MO, MS, NC, NJ, OH, PA, TN, TX, VA, WY	8,978	—	8,978
Comprehensive Ambulatory Care Centers	13	AZ, CA, FL, MO, TX	12,270	604	12,874
Inpatient Rehabilitation Facilities	9	AL, FL, PA, TX	5,835	—	5,835
Medical Office Buildings	12	FL, PA, TN, TX, VA	9,143	3	9,146
Other Inpatient Facilities	4	CA, MI, PA, TX	6,123	150	6,273
Other Outpatient Facilities	12	AL, AR, CA, FL, GA, IL, MO, MS, NV, VA	7,089	437	7,526
Physician Clinics	27	CA, FL, GA, IL, MA, MO TN, TX, VA	25,437	151	25,588
Skilled Nursing Facilities	31	AZ, CO, FL, IN, KS, MI, MO, OK, PA, TN, TX, VA	11,651	269	11,920

Total Real Estate	198		132,884	2,907	135,791
Corporate Property	—		—	—	—

Total Property	198		132,884	2,907	135,791

	Buildings, Improvements, and CIP

		Costs
		Capitalized				(1)
	Initial	Subsequent to		Personal	(4) Total	Accumulated		Date	Date
Facility Type	Investment	Acquisition	Total	Property	Assets	Depreciation	Encumbrances	Acquired	Constructed

Ancillary Hospital Facilities	$408,827	$24,045	$432,872	$727	$481,250	$65,886	$46,242	1993-2001	1970-2002
Assisted Living Facilities	211,374	829	212,203	12	221,193	25,616	—	1998-2001	1989-2000
Comprehensive Ambulatory Care Centers	134,245	7,794	142,039	93	155,006	19,840	15,695	1993-1998	1991-1999
									1 under const. (2) (3)
Inpatient Rehabilitation Facilities	150,659	—	150,659	—	156,494	18,356	—	1998	1983-1991
Medical Office Buildings	63,598	1,838	65,436	579	75,161	7,202	3,968	1993-2002	1984-2002
									1 under const. (3)
Other Inpatient Facilities	29,200	—	29,200	—	35,473	4,459	—	1994-1999	1983-1989
									1 under const. (3)
Other Outpatient Facilities	35,480	—	35,480	46	43,052	6,883	—	1993-1999	1906-1998
Physician Clinics	111,610	2,046	113,656	51	139,295	17,274	6,432	1993-2001	1905-1999
Skilled Nursing Facilities	159,538	2,335	161,873	215	174,008	24,798	—	1993-2000	1950-1998

Total Real Estate	1,304,531	38,887	1,343,418	1,723	1,480,932	190,314	72,337
Corporate Property	—	—	—	4,007	4,007	1,979	—

Total Property	1,304,531	38,887	1,343,418	5,730	1,484,939	192,293	72,337

(1)	Depreciation is provided on buildings and improvements over 31.5 or 39.0 years and personal property over 7.0 years.

(2)	Consists of three buildings, with one being an MOB that is under construction as of 12/31/02.

(3)	Development at 12/31/02.

(4)	Total assets at 12/31/02 have an estimated aggregate total cost of $1.3 billion for Federal Income Tax Purposes.

(5)	Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2002, 2001, and 2000:

(continued on next page)

	Year Ending 12/31/02		Year Ending 12/31/01		Year Ending 12/31/00

	Total	Accumulated	Total	Accumulated	Total	Accumulated
	Property	Depreciation	Property	Depreciation	Property	Depreciaiton

Beginning Balance	$1,521,213	$159,989	$1,489,863	$121,376	$1,405,824	$84,377
Additions during the period:
Real Estate	41,697	40,298	33,603	40,112	76,766	38,421
Corporate Property	1,094	481	704	378	250	413
Construction in Progress	6,666	—	22,251	—	24,229	—
Retirements/dispositions:
Real Estate	(85,484)	(8,262)	(25,183)	(1,862)	(17,185)	(1,821)
Corporate Property	(247)	(213)	(25)	(15)	(21)	(14)

Ending Balance	$1,484,939	$192,293	$1,521,213	$159,989	$1,489,863	$121,376

Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2002
 (dollars in thousands)

			Periodic	Original
	Interest	Maturity	Payment	Face	Carrying	Balloon
Description	Rate	Date	Terms	Amount	Amount (8)	Payment

Individual permanent mortgages in excess of 3% of the total carrying amount:
Specialty hospital located in Arizona	10.12%	11/1/2004	(1)	17,800	17,078	16,409	(3)
Physician clinic facility located in Florida	10.77%	10/5/2010	(1)	9,400	9,398	8,006	(6)
Skilled nursing facility located in Michigan	12.17%	2/15/2007	(1)	9,600	9,242	8,463	(5)
Acute care hospital located in California	12.72%	8/10/2009	(1)	8,000	7,687	6,979	(7)
Assisted living facility in California	12.00%	5/31/2008	(2)	6,800	7,638	7,890	(5)
Skilled nursing facility located in Tennessee	10.09%	10/27/2013	(9)	12,380	6,308	5,955	(4)
Assisted living facility located in Florida	9.22%	2/1/2009	(1)	6,300	6,104	5,318	(5)
Assisted living facility located in Florida	10.67%	1/1/2008	(1)	5,800	5,603	4,967	(5)
Assisted living facility located in California	8.99%	11/1/2005	(1)	5,300	5,014	4,720	(5)
Assisted living facility located in Idaho	13.29%	10/1/2002	(1)	4,970	4,756	4,700	(5)
Assisted living facility located in Arizona	11.03%	12/15/2006	(1)	4,805	4,680	4,449	(5)
Skilled nursing facility located in Tennessee	11.38%	1/1/2003	(1)	4,000	3,716	3,716	(13)

Other mortgages less than 3% of the total carrying amount:

Three skilled nursing facilities located in the states of	From
Massachusetts, Michigan, Tennessee	14.04%
with face amounts ranging from $.60 to $1.625 million	to
	16.50%	Jan-03			3,823

Eight assisted living facilities located in the states of	From	From
Arizona, Georgia, Ohio, Oregon, South Carolina, Tennessee,	13.50%	Jan-03
Texas; with face amounts ranging from $.63 to $3.07 million	to	to
	16.50%	Feb-08			11,164

One physician clinic located in Texas	12.00%	Sep-10	(11)	752	581	0	(12)

Total Mortgage Notes Receivable					$102,792

Notes:

(1)	Paid in monthly installments of principal and interest. Principal payable in full at maturity date. Amortized over 300 months.
(2)	Interest only for 5 years. 2% of interest is capitalized.
(3)	No prepayment penalty until 4th year, then 3% penalty scaling down 1% annually.
(4)	Prepayment penalty cannot be determined because future interest rate fluctuations are based on future Consumer Price Index .
(5)	Yield Maintenance Amount is defined generally as % of the Principal Amount Being Prepaid x [(Present Value of the principal and Interest payments remaining to maturity at a discount rate) — (Principal Amount outstanding at the time of prepayment)].
(6)	No prepayment until 5th anniversary, then 5% penalty scaling down 1% per year.
(7)	No prepayment before December 2001, then 3% penalty until August 2002, then scales down 1% per year.
(8)	Generally includes purchase accounting adjustment resulting from Capstone merger.
(9)	Interest only until maturity. Then principal is payable in full.
(10)	Other deductions consists of 14 mortgages which were converted to master leases, and net proceeds from a mortgage participation transaction.
(11)	Paid in monthly installments of principal and interest. Amortized over 120 months.
(12)	Prepayment may be made with the following penalties: 1.5% penalty during first loan year, 3.5% during second loan year, 5.5% during third loan year, 8% after until maturity.
(13)	Prepayment may be made with the following penalties: 1% during first 2 years, 2% during third loan year, 1.5% in fourth loan year, 1% thereafter until maturity.

(continued on next page)

	Years Ended December 31,

	2002	2001	2000

Balance at beginning of period	$122,074	$171,006	$250,443
Additions during period:
New or acquired mortgages	3,978	2,962	192
Commitments assumed in the Capstone merger	0	0	0
Construction fundings	0	0	1,444
Other	0	0	129

	3,978	2,962	1,765
Deductions during period:
Collections of principal	(1,032)	(1,540)	(1,677)
Cost of mortgages sold	(21,592)	(50,271)	(15,921)
Amortization of premium	(636)	(635)	(787)
Other	0	552	(62,817	)(10)

	(23,260)	(51,894)	(81,202)

Balance at end of period	$102,792	$122,074	$171,006