Form 10-Q
period 2003-03-31
HEALTHCARE REALTY TRUST INC
filed 2003-05-15
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☒       No ☐

     As of May 1, 2003, 42,023,529 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST
INCORPORATED

FORM 10-Q

March 31, 2003

Part I. FINANCIAL INFORMATION

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2003	2002

ASSETS
Real estate properties:
Land	$138,160	$135,791
Buildings and improvements	1,355,249	1,332,872
Personal property	5,865	5,730
Construction in progress	11,315	10,546

	1,510,589	1,484,939
Less accumulated depreciation	(202,386)	(192,293)

Total real estate properties, net	1,308,203	1,292,646
Cash and cash equivalents	9,063	402
Mortgage notes receivable	90,425	102,792
Other assets, net	76,296	93,706

Total assets	$1,483,987	$1,489,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$547,713	$545,063
Accounts payable and accrued liabilities	19,683	24,960
Other liabilities	14,293	11,324

Total liabilities	581,689	581,347

Commitments	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; issued and outstanding, none	0	0
Common stock, $.01 par value; 150,000,000 shares authorized; issued and outstanding, 2003 — 42,023,529; 2002 — 41,823,564	420	418
Additional paid-in capital	1,029,767	1,024,467
Deferred compensation	(20,400)	(16,251)
Cumulative net income	463,720	445,152
Cumulative dividends	(571,209)	(545,587)

Total stockholders’ equity	902,298	908,199

Total liabilities and stockholders’ equity	$1,483,987	$1,489,546

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2002, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Three Months Ended March 31, 2003 and 2002
(Dollars in thousands, except per share data)

	(Unaudited)	(Unaudited)
	2003	2002

REVENUES:
Master lease rental income	$22,905	$24,896
Property operating income	19,809	19,092
Straight-line rent	665	1,181
Mortgage interest income	2,681	3,784
Management fees	272	314
Interest and other income	1,308	386

	47,640	49,653
EXPENSES:
General and administrative	2,669	2,508
Property operating expenses	7,664	7,463
Interest	8,446	8,939
Depreciation	10,280	10,523
Amortization	13	43

	29,072	29,476

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	18,568	20,177

NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	0	(329)

NET INCOME	$18,568	$19,848

NET INCOME PER COMMON SHARE — BASIC	$0.45	$0.45

NET INCOME PER COMMON SHARE — DILUTED	$0.45	$0.44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	40,819,618	40,486,486

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	41,615,403	41,434,098

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.61	$0.59

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2002, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)

	(Unaudited)	(Unaudited)
	2003	2002

Cash flows from operating activities:
Net income	$18,568	$19,848
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,671	11,052
Deferred compensation amortization	692	680
Increase (decrease) in other liabilities	364	(490)
Increase in other assets	(1,364)	(9,565)
Increase in accounts payable and accrued liabilities	5,625	7,230
Increase in straight line rent	(665)	(1,181)
Net gain on sales of real estate	0	329

Net cash provided by operating activities	33,891	27,903

Cash flows from investing activities:
Acquisition and development of real estate properties	(13,870)	(6,515)
Funding of mortgages	(60)	(3,810)
Proceeds from sale of real estate	0	8,074
Proceeds from mortgage payments/sales	2,810	6,841

Net cash provided by (used in) investing activities	(11,120)	4,590

Cash flows from financing activities:
Borrowings on notes and bonds payable	43,000	41,500
Repayments on notes and bonds payable	(39,458)	(41,723)
Dividends paid	(25,622)	(26,367)
Termination of interest rate swap	18,411	0
Common stock redemption	(10,902)	0
Proceeds from issuance of common stock	461	621

Net cash used in financing activities	(14,110)	(25,969)

Increase in cash and cash equivalents	8,661	6,524
Cash and cash equivalents, beginning of period	402	2,930

Cash and cash equivalents, end of period	$9,063	$9,454

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2002, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated

Notes to Consolidated Financial Statements

March 31, 2003

(Unaudited)

Note 1. Significant Accounting Policies

     The accompanying unaudited consolidated financial statements and notes of Healthcare Realty Trust Incorporated (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002. Management believes, however, that all adjustments considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2003 due to many reasons including, but not limited to, acquisitions, dispositions and changes in interest rates.

     This interim financial information should be read in conjunction with the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002.

Stock Issued to Employees

     The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its equity-based awards to employees.

     The following table represents the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002 as if the Company had applied the fair value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation:”

	Three Months Ended March 31,

(in thousands, except per share data)	2003	2002

Net income, as reported	$18,568	$19,848
Compensation expense for equity-based awards to employees under the fair value method	(222)	(117)

Pro-forma net income	$18,346	$19,731
Earnings per share, as reported
Basic	$0.45	$0.45
Assuming dilution	$0.45	$0.44
Pro-forma earnings per share
Basic	$0.45	$0.45
Assuming dilution	$0.44	$0.44

Note 2. Properties

     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of March 31, 2003, the Company had investments in 219 properties and mortgages, located in 29 states, and affiliated with 60 healthcare-related entities as follows:

	Number of	Investments
	Properties	(in thousands)	Percent

Ancillary hospital facilities	54	$487,382	30.5%
Assisted living facilities	46	268,334	16.8%
Skilled nursing facilities	36	192,034	12.0%
Inpatient rehabilitation facilities	9	156,495	9.8%
Physician clinics	29	156,876	9.8%
Comprehensive ambulatory care centers	13	155,325	9.7%
Medical office buildings	14	77,219	4.8%
Other inpatient facilities	6	60,157	3.7%
Other outpatient facilities	12	43,067	2.7%
Corporate property	—	4,125	0.2%

	219	$1,601,014	100.0%

Asset Acquisitions

     During the first quarter of 2003, the Company acquired two ancillary hospital facilities in Louisiana for $10.7 million.

Asset Dispositions

     During the first quarter of 2003, the Company received approximately $3.5 million in net proceeds from an operator for the repayment of four mortgage notes receivable.

Note 3. Notes and Bonds Payable

     Notes and bonds payable at March 31, 2003 consisted of the following (in thousands):

Unsecured Credit Facility due 2004	$89,000
Senior Notes due 2002	0
Senior Notes due 2006	70,000
Senior Notes due 2011, net	314,334
Mortgage notes payable	71,462
Other note payable	2,917

$547,713

Unsecured Credit Facility due 2004

     In 2001, the Company entered into a $150.0 million credit facility (the “Unsecured Credit Facility due 2004”) that bears interest at LIBOR rates plus 1.15%, payable quarterly, and matures in July 2004. In addition, the Company pays a facility fee of 0.2% on the commitment. The Unsecured Credit Facility due 2004 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At March 31, 2003, the Company had borrowing capacity remaining of $47.7 million under this facility.

Senior Notes due 2002

     In 1995, the Company privately placed $90.0 million of unsecured senior notes (the “Senior Notes due 2002”). These notes were fully repaid upon maturity on September 1, 2002.

Senior Notes due 2006

     In 2000, the Company privately placed $70.0 million of unsecured senior notes (the “Senior Notes due 2006”) with multiple purchasers affiliated with two institutions. The Senior Notes due 2006 bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. On April 1, 2004 and 2005, the Company must repay $20.3 million of the principal with the remaining principal balance of $29.4 million payable upon maturity. The note agreements pertaining to the Senior Notes due 2006 contain certain representations, warranties and financial and other covenants customary in such loan agreements.

Senior Notes due 2011

     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless the Company redeems the notes earlier. The notes were issued at a discount of approximately $1.5 million, yielding an 8.202% interest rate per annum. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125 million to offset changes in the fair value of $125 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six month LIBOR. At December 31, 2002, the aggregate fair value of the hedge totaling $16.6 million was reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on the Company’s balance sheet. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate is now 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the senior notes on the Company’s balance sheet. The fair value gain of $18.4 million will be amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the income statement. At March 31, 2003, the aggregate fair value of the current hedge totaling $2.6 million is also combined with the principal balance of the senior notes with an offsetting increase to other liabilities on the Company’s balance sheet.

Mortgage Notes Payable

     At March 31, 2003, the Company had outstanding 13 non-recourse mortgage notes payable, with the related collateral, as follows (dollars in millions):

						Investment in	Contractual
		Effective		Number		Collateral at	Balance at
	Original	Interest	Maturity	of Notes		March 31,	March 31,
	Balance	Rate	Date	Payable	Collateral	2003	2003

Life Insurance Co.	$23.3	7.765%	7/26	1	Ancillary hospital facility	$44.0	$21.8
Life Insurance Co.	4.7	7.765%	1/17	1	Ancillary hospital facility	10.8	3.9
Life Insurance Co.	17.1	7.765%	4/04	3	Two ambulatory surgery centers & one ancillary hospital facility	37.7	15.6
Commercial Bank	35.0	7.220%	5/11	8	Nine ancillary hospital facilities & one physician clinic	78.2	30.2

				13		$170.7	$71.5

     The $23.3 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due in January 2017. The three notes totaling $17.1 million are payable in monthly installments of principal and interest based on a 25-year amortization with a balloon payment of the unpaid balance due in September 2004. The eight notes totaling $35.0 million are secured by properties owned by special purpose entities whose sole members are wholly owned subsidiaries of the Company. These eight fully amortizing notes are payable in monthly installments of principal and interest and mature in May 2011. The contractual interest rates for the 13 outstanding mortgage notes range from 7.22% to 8.50%.

Other Note Payable

     In 1999, the Company entered into a $7.0 million note with a commercial bank. This note bears interest at 7.53%, is payable in equal semi-annual installments of principal and interest, and fully amortizes in July 2005.

Note 4. Commitments and Contingencies

     As of March 31, 2003, the Company had a net investment of approximately $11.3 million in build-to-suit developments in progress that have a total remaining funding commitment of approximately $10.1 million.

Note 5. Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 “Earnings Per Share” for the three months ended March 31, 2003 and 2002 (dollars in thousands, except per share data).

	Three Months Ended
	March 31,

	2003	2002

Basic EPS
Weighted Average Common Shares Outstanding	41,941,672	41,728,649
Actual restricted stock shares	(1,122,054)	(1,242,163)

Denominator – Basic	40,819,618	40,486,486

Net income	$18,568	$19,848
Preferred stock dividend	0	(1,664)

Numerator – Basic	$18,568	$18,184

Per Share Amount	$0.45	$0.45

Diluted EPS
Weighted Average Common Shares Outstanding	41,941,672	41,728,649
Actual restricted stock shares	(1,122,054)	(1,242,163)
Restricted shares – Treasury	732,226	814,875
Dilution for employee stock purchase plan	63,559	132,737

Denominator – Diluted	41,615,403	41,434,098

Numerator – Diluted	$18,568	$18,184

Per Share Amount	$0.45	$0.44

Note 6. Redemptions of Common and Preferred Stock

     On September 30, 2002, the Company redeemed all of its 8 7/8% Series A Voting Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued dividends of $0.18896 per share from August 30, 2002 to the redemption date, for a total redemption price of $25.18896 per share. The aggregate cost of the redemption was $75,566,881.

     Effective December 31, 2002, the Company repurchased 418,959 shares from the former Chief Financial Officer pursuant to the terms of a retirement agreement. Payment for this repurchase was made on January 8, 2003. Such shares were retired upon repurchase. The Company’s financial statements reflect the repurchase as if it occurred on December 31, 2002.

Note 7. Subsequent Events

Common Stock Dividend

     On April 22, 2003, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.610 per share ($2.44 annualized) to $0.615 per share ($2.46 annualized) payable on June 5, 2003 to shareholders of record on May 15, 2003.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Overview

     Healthcare Realty Trust Incorporated (the “Company”) operates under the Internal Revenue Code of 1986, as amended, as an indefinite life real estate investment trust (“REIT”). The Company, a self-managed, self-administered REIT, integrates owning, managing, and developing income-producing real estate properties and mortgages associated with the delivery of healthcare services throughout the United States. The Company believes that by providing related real estate services, it can differentiate its competitive market position and expand its asset base and increase revenues.

     Substantially all of the Company’s revenues are derived from rentals on its healthcare properties and from interest earned on mortgage loans. Leases and other financial support arrangements with respect to the Company’s healthcare real estate properties are designed to reduce the Company’s exposure to increased costs and expenses incurred from the operation of the healthcare properties which are typically borne by the tenants and healthcare providers related to the properties. The Company typically incurs operating and administrative expenses, principally compensation expense, office rental and related occupancy costs and various expenses incurred in the process of managing its existing portfolio and acquiring additional properties. The Company also incurs interest expense on its various debt instruments and depreciation expense on its real estate portfolio.

Funds From Operations and Funds Available For Distribution

     Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). Beginning with the first quarter of 2003, the Company calculated and reported FFO and FFO per share in accordance with NAREIT’s April 2002 White Paper. NAREIT defines FFO as “the most commonly accepted and reported measure of REIT operating performance equal to a REIT’s net income, excluding gains or losses from sales of property and adding back real estate depreciation.”

     Funds available for distribution (“FAD”) and FAD per share are also operating performance standards adopted by NAREIT that measure a REIT’s ability to generate cash and distribute dividends to its shareholders. NAREIT defines FAD as “in addition to subtracting from FFO normalized recurring real estate expenditures and other non-cash items, FAD is usually derived by also subtracting nonrecurring expenditures.”

     The Company considers FFO and FAD to be informative measures of REIT performance commonly used in the REIT industry. However, neither FFO nor FAD represents cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and are not necessarily indicative of cash available to fund cash needs. FFO and FAD should not be considered as alternatives to net income as an indicator of the Company’s operating performance or as alternatives to cash flow as a measure of liquidity.

     The table below sets forth computations of FFO and FAD for the three months ended March 31, 2003 and 2002 and reconciles FFO and FAD to net income (dollars in thousands, except per share data).

	Three Months Ended March 31,

	2003	2002

Funds From Operations
Net income	$18,568	$19,848
Net (gain) loss on sales of real estate properties	0	329
Preferred stock dividend	0	(1,664)
Real estate depreciation	9,979	10,244

Total adjustments	9,979	8,909

Funds From Operations — Basic and Diluted	$28,547	$28,757

Funds From Operations Per Common Share — Basic	$0.70	$0.71

Funds From Operations Per Common Share — Diluted	$0.69	$0.69

Funds Available for Distribution
Funds From Operations — Diluted	$28,547	$28,757
Elimination of the recognition of rental revenues on a straight line basis	(665)	(1,181)
Deferred compensation amortization	692	680
Depreciation of non-real estate assets	301	279
Amortization of non-real estate assets	13	43

Total adjustments	341	(179)

Funds Available for Distribution	$28,888	$28,578

Funds Available for Distribution Per Common Share — Basic	$0.71	$0.71

Funds Available for Distribution Per Common Share — Diluted	$0.69	$0.69

Weighted Average Common Shares Outstanding — Basic	40,819,618	40,486,486

Weighted Average Common Shares Outstanding — Diluted	41,615,403	41,434,098

Operating Results

First Quarter 2003 Compared to First Quarter 2002

     Net income for the quarter ended March 31, 2003 totaled $18.6 million, or $0.45 per basic and diluted common share, on total revenues of $47.6 million. This compares with net income of $19.8 million, or $0.45 per basic common share ($0.44 per diluted common share), on total revenues of $49.7 million for the quarter ended March 31, 2002. Included in net income for the quarter ended March 31, 2002 was a net loss on the sale of real estate properties of $0.3 million, or $0.01 per basic and diluted common share. There were no sales of real estate properties in the first quarter of 2003.

     Total revenues for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002, decreased $2.0 million or 4.1% mainly for the reasons discussed below:

     •     Master lease rental income decreased $2.0 million or 8.0% due mainly to the disposal of nine master leased properties during 2002.

     •     Property operating income increased $0.7 million or 3.8% due mainly to the acquisition during 2002 and 2003 of four revenue-producing properties and the commencement of operations during 2002 of two properties that were previously under construction, offset partially by the disposal of four revenue-producing properties during 2002.

     •     Straight-line rental income decreased $0.5 million or 43.7%. This decrease was due mainly to asset sales and normal annual decreases in the straight line rent calculation on the leases.

     •     Mortgage interest income decreased $1.1 million or 29.1% due mainly to the repayment of 18 mortgage loans during 2002 and 2003.

     •     Interest and other income increased $0.9 million or 238.9% due mainly to fees earned upon the repayment of mortgage notes receivable during 2003.

     Total expenses for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 decreased $0.4 million or 1.4% mainly for the reasons discussed below:

     •     General and administrative expenses increased $0.2 million or 6.4% due mainly to an increase in employee compensation and health insurance premiums.

     •     Property operating expenses increased $0.2 million or 2.7% due mainly to the acquisition during 2002 and 2003 of four revenue-producing properties and the commencement of operations during 2002 of two properties that were previously under construction, offset partially by the disposal of four revenue-producing properties during 2002.

     •     Interest expense decreased $0.5 million or 5.5% mainly due to the continuing decrease in market interest rates as well as the full repayment of the 7.41% Senior Notes due 2002 in September 2002.

     •     Depreciation expense decreased $0.2 million or 2.3% due mainly to the disposal of 13 revenue-producing properties during 2002, offset partially by the acquisition of four revenue-producing properties during 2002 and 2003 and the commencement of operations during 2002 of two properties that were previously under construction.

Liquidity and Capital Resources

Debt Obligations

     As discussed in more detail in Note 3 to the Consolidated Financial Statements, the Company has been or is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows (dollars in thousands):

	Balance at		Contractual
	March 31,	Maturity	Interest	Interest
	2003	Date	Rate at 3/31/03	Payments	Principal Payments

Unsecured Credit Facility due 2004(1)	$89,000	7/04	LIBOR +1.15%	Quarterly	At maturity
Senior Notes due 2006	70,000	4/06	9.49%	Semi-Annual	$20.3 million in 2004, 2005 and $29.4 million in 2006
Senior Notes due 2011, net	314,334	5/11	8.125%	Semi-Annual	At maturity
Mortgage notes payable	71,462	9/04-7/26	7.22%-8.50%	Monthly	Monthly or at maturity
Other note payable	2,917	7/05	7.53%	Semi-Annual	Semi-Annual

	$547,713

(1)	The Company pays a quarterly facility fee of 0.2% on the commitment.

     In 2001, the Company focused on reorganizing its debt structure and repaying or replacing debt instruments that have shorter maturities with debt instruments having longer maturities. As a result of these efforts, at March 31, 2003, substantially all of the Company’s outstanding principal debt balances are due after 2003 (with 63% due after 2007). Further, at March 31, 2003, the Company had borrowing capacity remaining of $47.7 million under the Unsecured Credit Facility due 2004.

     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s Investor Service, and Fitch Ratings, respectively. For the three months ended March 31, 2003, the Company’s earnings covered fixed charges at a ratio of 3.14 to 1.00. At March 31, 2003, the Company’s shareholders’ equity totaled approximately $900.0 million and its debt to total capitalization ratio, on a book basis, was approximately 0.38 to 1.

     At March 31, 2003, the Company was in compliance with the covenant requirements under its various debt instruments.

     In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125 million to offset changes in the fair value of $125 million of the Senior Notes due 2011. The Company paid interest at the equivalent rate of 1.99% over six month LIBOR. At December 31, 2002, the aggregate fair value of the hedge totaling $16.6 million was reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on the Company’s balance sheet. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate is now 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million that was used to partially repay the Unsecured Credit Facility due 2004 and for general corporate purposes. The fair value of the terminated swaps is combined with the principal balance of the senior notes on the Company’s balance sheet. The fair value gain of $18.4 million will be amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the income statement. At March 31, 2003, the aggregate fair value of the current hedge totaling $2.6 million is also combined with the principal balance of the senior notes with an offsetting increase to other liabilities on the Company’s balance sheet.

Shelf Registration

     As of March 31, 2003, the Company can issue an aggregate of approximately $167.1 million of securities remaining under its currently effective registration statement. Should the market permit, the Company may issue securities under this registration statement. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

Security Deposits and Letters of Credit

     As of March 31, 2003, the Company held approximately $5.7 million in letters of credit, security deposits, debt service reserves or capital replacement reserves. Generally, the Company may, at its discretion and upon notification to the operator, draw upon these instruments if there are any defaults under the leases or mortgage notes.

Asset Acquisitions

     During the first quarter of 2003, the Company acquired two ancillary hospital facilities in Louisiana for $10.7 million.

Asset Dispositions

     During the first quarter of 2003, the Company received approximately $3.5 million in net proceeds from an operator for the repayment of four mortgage notes receivable.

Investment Trends

     The low interest rate environment continues to create intense competition from highly leveraged financial intermediary property buyers. While the Company continues to see prospects for large portfolios being brought to the market, as long as the low interest rate environment exists, the Company’s ability to make large-scale investments may continue to be impacted for some time as it remains disciplined in its investment approach.

     The Company believes that competition from such buyers will eventually subside as interest rates moderate to historical levels. However, as growth in the Company’s top line revenues and growth in FFO and FAD is a direct reflection of the Company’s ability to make accretive new investments that outpace disposals and mortgage maturities and prepayments, the Company anticipates that growth in its FFO and FAD may be modest which may impact its ability to increase its quarterly common stock dividend.

HealthSouth Corporation

     The United States Department of Justice and Securities and Exchange Commission have accused HealthSouth Corporation (“HealthSouth”) and several of its officers, including its former Chief Executive Officer, of overstating earnings and assets included in HealthSouth’s financial statements. The case is still under investigation.

     The Company owns 27 facilities that are operated by HealthSouth, of which 25 are master leased and two are multi-tenanted facilities in which HealthSouth is a tenant providing surgery, diagnostic and related services. The Company’s total investment in these facilities was

$276.6 million at March 31, 2003, and approximately 13% of the Company’s 2002 revenues were related to these properties. Since the public announcement of the case against HealthSouth in March 2003, the Company has received all material monthly installments due from HealthSouth.

     In the event HealthSouth institutes bankruptcy proceedings, it would have the ability to reject its leases with the Company. However, with two exceptions, all of the Company’s master leases with HealthSouth contain cross-default provisions that would provide some legal protection against selective rejection of leases that are cross-defaulted. However, any decision related to that would be at the discretion of the bankruptcy court. If HealthSouth rejected its leases with the Company, the Company would undertake to lease the properties to other operators. The Company does not know under what lease terms or how quickly it would be able to re-lease the properties. At this time, given the operating nature of the properties, management believes the risk of total or substantial losses in the Company’s rental revenue from the portfolio to be unlikely.

Construction in Progress

     As of March 31, 2003, the Company had a net investment of approximately $11.3 million in build-to-suit developments in progress that have a total remaining funding commitment of approximately $10.1 million.

Dividends

     On January 28, 2003, the Company’s board of directors declared an increase in its quarterly common stock dividend from $0.605 per share ($2.42 annualized) to $0.61 per share ($2.44 annualized) payable to stockholders of record on February 14, 2003. This dividend was paid on March 6, 2003. On April 22, 2003, the Company’s Board of Directors declared another increase in the quarterly common stock dividend to $0.615 per share ($2.46 annualized) payable to stockholders of record on May 15, 2003. This dividend is payable on June 5, 2003 and relates to the period January 1, 2003 through March 31, 2003. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by the board of directors.

Redemption of Common Stock

     Effective December 31, 2002, the Company repurchased 418,959 shares from the former Chief Financial Officer pursuant to the terms of a retirement agreement. Payment for this repurchase was made on January 8, 2003. Such shares were retired upon repurchase. The Company’s financial statements reflect the repurchase as if it occurred on December 31, 2002.

Liquidity

     Under the terms of the leases and other financial support agreements the Company has relating to most of the properties, the tenants or healthcare providers are generally responsible for paying the operating expenses and taxes relating to the properties. As a result of these arrangements, with limited exceptions not material to the Company’s overall performance, the Company does not believe any increases in property operating expenses or taxes would significantly impact the Company’s operating results during the respective terms of the agreements. The Company anticipates entering into similar arrangements with respect to any additional properties it acquires or develops. After the term of the leases or financial support agreements, or in the event the financial obligations required by the agreement are not met, the Company anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by occupancy tenants, by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company’s cash available for distribution and liquidity may be adversely affected.

     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2003, paying quarterly dividends and funding debt service from its cash flows, proceeds from the Unsecured Credit Facility due 2004, proceeds from additional repayments of mortgage notes receivable, proceeds from the sale of real estate investments, or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable or in sufficient amounts to meet its liquidity needs. See the Company’s Consolidated Statements of Cash Flows for further detail of the Company’s cash flows for the three months ended March 31, 2003.

Impact of Inflation

     Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that most of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of our leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 20 years, further reducing the risk of any adverse effects of inflation to the Company. Interest payable under the interest rate swaps and the Unsecured Credit Facility due 2004 is calculated at a variable rate; therefore, the amount of interest payable under the swaps and this debt will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods when interest rate increases outpace inflation, our operating results should be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, our operating results should be positively impacted.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cautionary Language Regarding Forward Looking Statements

     This Form 10-Q and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,”

“estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company’s current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports. For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     During the three months ended March 31, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     There have been no significant changes in the Company’s internal and disclosure controls and procedures or in other factors that could significantly affect its internal and disclosure controls subsequent to the date of its most recent evaluation. However, the Company continues its process of assessing, improving and formalizing its system of internal and disclosure controls.

PART II — OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K

(a)	Exhibit

Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     During the first quarter of 2003, the Company furnished the following reports on Form 8-K.

Date of Earliest
Event Reported	Date Furnished	Items Reported

January 30, 2003	January 31, 2003	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure
January 21, 2003	January 21, 2003	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ Scott W. Holmes

Scott W. Holmes
Senior Vice President
and Chief Financial Officer

Date: May 15, 2003

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

Date: May 15, 2003	/s/ David R. Emery

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

Date: May 15, 2003	/s/ Scott W. Holmes

Scott W. Holmes
Senior Vice President and Chief Financial
Officer

Exhibit Index

Exhibit	Description

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002