Form 10-Q
period 2003-06-30
HEALTHCARE REALTY TRUST INC
filed 2003-08-14
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Yes    [X]  No   [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

Yes    [X]  No   [  ]

     As of August 1, 2003, 42,041,430 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST
INCORPORATED

FORM 10-Q

June 30, 2003

Part I. FINANCIAL INFORMATION

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2003	2002

ASSETS
Real estate properties:
Land	$141,916	$135,791
Buildings and improvements	1,368,642	1,332,872
Personal property	9,112	5,730
Construction in progress	6,677	10,546

	1,526,347	1,484,939
Less accumulated depreciation	(212,487)	(192,293)

Total real estate properties, net	1,313,860	1,292,646
Cash and cash equivalents	4,267	402
Mortgage notes receivable	86,063	102,792
Other assets, net	77,689	93,706

Total assets	$1,481,879	$1,489,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$558,523	$545,063
Accounts payable and accrued liabilities	16,005	24,960
Other liabilities	12,127	11,324

Total liabilities	586,655	581,347

Commitments	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; issued and outstanding, none	0	0
Common stock, $.01 par value; 150,000,000 shares authorized; issued and outstanding, 2003 – 42,041,430; 2002 – 41,823,564	420	418
Additional paid-in capital	1,030,240	1,024,467
Deferred compensation	(19,737)	(16,251)
Cumulative net income	481,355	445,152
Cumulative dividends	(597,054)	(545,587)

Total stockholders’ equity	895,224	908,199

Total liabilities and stockholders’ equity	$1,481,879	$1,489,546

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Three Months Ended June 30, 2003 and 2002
(Dollars in thousands, except per share data)

	(Unaudited)	(Unaudited)
	2003	2002

REVENUES:
Master lease rental income	$23,521	$24,683
Property operating income	21,385	18,909
Straight-line rent	606	50
Mortgage interest income	2,286	3,538
Interest and other income	762	1,130

	48,560	48,310
EXPENSES:
General and administrative	2,865	2,726
Property operating expenses	8,640	7,399
Interest	8,565	8,499
Depreciation	10,635	10,357
Amortization	13	33

	30,718	29,014

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	17,842	19,296
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	(208)	2,959

NET INCOME	$17,634	$22,255

NET INCOME PER COMMON SHARE – BASIC	$0.43	$0.51

NET INCOME PER COMMON SHARE – DILUTED	$0.42	$0.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	40,905,717	40,652,146

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	41,635,351	41,512,283

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.615	$0.595

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2002, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Six Months Ended June 30, 2003 and 2002
(Dollars in thousands, except per share data)

	(Unaudited)	(Unaudited)
	2003	2002

REVENUES:
Master lease rental income	$46,427	$49,579
Property operating income	41,193	38,001
Straight-line rent	1,271	1,231
Mortgage interest income	4,967	7,322
Interest and other income	2,342	1,830

	96,200	97,963
EXPENSES:
General and administrative	5,534	5,234
Property operating expenses	16,304	14,862
Interest	17,010	17,438
Depreciation	20,914	20,880
Amortization	27	76

	59,789	58,490

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	36,411	39,473
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	(208)	2,630

NET INCOME	$36,203	$42,103

NET INCOME PER COMMON SHARE - BASIC	$0.89	$0.96

NET INCOME PER COMMON SHARE - DILUTED	$0.87	$0.94

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	40,864,745	40,561,412

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	41,610,718	41,456,693

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$1.225	$1.185

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2002, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2003 and 2002
(Dollars in thousands)

	(Unaudited)	(Unaudited)
	2003	2002

Cash flows from operating activities:
Net income	$36,203	$42,103
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,207	21,930
Deferred compensation amortization	1,386	1,522
Increase (decrease) in other liabilities	803	(1,117)
Increase in other assets	(4,145)	(5,527)
Increase in accounts payable and accrued liabilities	1,947	1,129
Increase in straight line rent	(1,271)	(1,231)
(Gain) loss on sales of real estate	208	(2,630)

Net cash provided by operating activities	56,338	56,179
Cash flows from investing activities:
Acquisition and development of real estate properties	(21,864)	(15,297)
Funding of mortgages	(22,527)	(3,864)
Proceeds from sale of real estate	3,835	21,077
Proceeds from mortgage payments/sales	20,481	11,593

Net cash provided by (used in) investing activities	(20,075)	13,509
Cash flows from financing activities:
Borrowings on notes and bonds payable	90,000	73,000
Repayments on notes and bonds payable	(79,343)	(92,545)
Dividends paid	(51,467)	(53,016)
Termination of interest rate swap	18,411	0
Common stock redemption	(10,902)	0
Proceeds from issuance of common stock	903	1,013

Net cash used in financing activities	(32,398)	(71,548)

Increase (decrease) in cash and cash equivalents	3,865	(1,860)
Cash and cash equivalents, beginning of period	402	2,930

Cash and cash equivalents, end of period	$4,267	$1,070

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2002, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

Note 1. Significant Accounting Policies

     The accompanying unaudited consolidated financial statements and notes of Healthcare Realty Trust Incorporated (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002. Management believes, however, that all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2003 due to many reasons including, but not limited to, acquisitions, dispositions and changes in interest rates.

     This interim financial information should be read in conjunction with the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002.

Federal Income Taxes

     On May 28, 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 (“JGTRRA”) was signed into law which, as part of an effort to correct the effects of double taxation of certain corporate dividends, included a measure to lower the tax rate on dividends paid to shareholders. However, dividends paid by REITs have not historically been subject to this double taxation and therefore, the lower rate applied to dividends in the new law will not apply to the dividends paid by the Company. The dividends paid by the Company will continue to be taxed at the current ordinary income rates of the taxpayer.

     Additionally, the JGTRRA lowered the capital gains rates. These capital gain rate reductions apply to shareholders with any type of capital gain, including those that are created by a REIT. Therefore, these lower rates will apply to capital gains of the Company which any shareholder may have.

Stock Issued to Employees

     The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its equity-based awards to employees.

     The following table represents the effect on net income and earnings per share for the three and six months ended June 30, 2003 and 2002 as if the Company had applied the fair value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation:”

	Three Months Ended		Six Months Ended

(in thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$17,634	$22,255	$36,203	$42,103
Compensation expense for equity-based awards to employees under the fair value method	0	0	(225)	(243)

Pro-forma net income	$17,634	$22,255	$35,978	$41,860
Earnings per share, as reported
Basic	$0.43	$0.51	$0.89	$0.96
Assuming dilution	$0.42	$0.50	$0.87	$0.94
Pro-forma earnings per share
Basic	$0.43	$0.51	$0.88	$0.95
Assuming dilution	$0.42	$0.50	$0.86	$0.93

Note 2. Properties

     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of June 30, 2003, the Company had investments in 218 properties and mortgages, located in 29 states, and affiliated with 60 healthcare-related entities as follows:

	Number of	Investments
	Properties	(in thousands)	Percent

Ancillary hospital facilities	57	$481,994	30.0%
Assisted living facilities	39	213,043	13.2%
Skilled nursing facilities	36	192,578	11.9%
Physician clinics	29	157,048	9.7%
Inpatient rehabilitation facilities	9	156,495	9.7%
Comprehensive ambulatory care centers	13	155,593	9.7%
Medical office buildings	12	90,028	5.6%
Independent living facilities	6	66,191	4.1%
Other inpatient facilities	5	52,210	3.2%
Other outpatient facilities	12	43,142	2.7%
Corporate property	—	4,088	0.2%

	218	$1,612,410	100.0%

Asset Acquisitions

     During the second quarter of 2003, the Company acquired two skilled nursing facilities in Michigan for $9.1 million on which the Company previously held a mortgage. The Company also acquired two mortgages, each secured by an independent living facility in Florida, for $22.5 million.

Asset Dispositions

     During the second quarter of 2003, the Company sold an assisted living facility in Tennessee for $3.8 million resulting in a $208,000 loss on the sale. Also, the Company received approximately $18.4 million in net proceeds for the repayment of three mortgage notes receivable and acquired the deed on two properties on which it held a $9.1 million mortgage note receivable.

Note 3. Notes and Bonds Payable

     Notes and bonds payable at June 30, 2003 consisted of the following (in thousands):

Unsecured Credit Facility due 2004	$97,000
Senior Notes due 2002	0
Senior Notes due 2006	70,000
Senior Notes due 2011, net	318,028
Mortgage notes payable	70,578
Other note payable	2,917

$558,523

Unsecured Credit Facility due 2004

     In 2001, the Company entered into a $150.0 million credit facility (the “Unsecured Credit Facility due 2004”) that bears interest at LIBOR rates plus 1.15%, payable quarterly, and matures in July 2004. In addition, the Company pays a facility fee of 0.2% on the commitment. The Unsecured Credit Facility due 2004 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At June 30, 2003, the Company had borrowing capacity remaining of $20.0 million under this facility. As this facility matures in 2004, the Company is in the process of negotiating the renewal of this facility with the banks and expects the negotiations and renewal to be finalized this year.

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

Senior Notes due 2011

     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, yielding an 8.202% interest rate per annum. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six month LIBOR. At December 31, 2002, the aggregate fair value of the hedge totaling $16.6 million was reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on the Company’s balance sheet. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the senior notes on the Company’s balance sheet. The fair value gain of $18.4 million will be amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the income statement. At June 30, 2003, the aggregate fair value of the current hedge totaling $1.5 million is also combined with the principal balance of the senior notes with an offsetting increase to other assets on the Company’s balance sheet.

Mortgage Notes Payable

     At June 30, 2003, the Company had outstanding 13 non-recourse mortgage notes payable, with the related collateral, as follows (dollars in millions):

						Investment in	Contractual
		Effective		Number		Collateral at	Balance at
	Original	Interest	Maturity	of Notes		June 30,	June 30,
	Balance	Rate	Date	Payable	Collateral	2003	2003

Life Insurance Co.	$23.3	7.765%	7/26	1	Ancillary hospital facility	$45.2	$21.7
Life Insurance Co.	4.7	7.765%	1/17	1	Ancillary hospital facility	11.0	3.9
Life Insurance Co.	17.1	7.765%	4/04	3	Two ambulatory surgery	38.6	15.5
					centers & one ancillary
					hospital facility
Commercial Bank	35.0	7.220%	5/11	8	Nine ancillary hospital	79.4	29.5
					facilities & one physician
					clinic

				13		$174.2	$70.6

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

Note 4. Commitments and Contingencies

     As of June 30, 2003, the Company had a net investment of approximately $6.7 million in two build-to-suit developments in progress that have a total remaining funding commitment of approximately $33.6 million.

Note 5. Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 “Earnings Per Share” for the three and six months ended June 30, 2003 and 2002 (dollars in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic EPS
Weighted Average Common Shares Outstanding	42,024,071	41,911,126	41,983,099	41,820,392
Actual restricted stock shares	(1,118,354)	(1,258,980)	(1,118,354)	(1,258,980)

Denominator – Basic	40,905,717	40,652,146	40,864,745	40,561,412

Net income	$17,634	$22,255	$36,203	$42,103
Preferred stock dividend	0	(1,664)	0	(3,328)

Numerator – Basic	$17,634	$20,591	$36,203	$38,775

Per Share Amount	$0.43	$0.51	$0.89	$0.96

Diluted EPS
Weighted Average Common Shares Outstanding	42,024,071	41,911,126	41,983,099	41,820,392
Actual restricted stock shares	(1,118,354)	(1,258,980)	(1,118,354)	(1,258,980)
Restricted shares – Treasury	696,183	765,027	702,127	782,022
Dilution for employee stock purchase plan	33,451	95,110	43,846	113,259

Denominator – Diluted	41,635,351	41,512,283	41,610,718	41,456,693

Numerator – Diluted	$17,634	$20,591	$36,203	$38,775

Per Share Amount	$0.42	$0.50	$0.87	$0.94

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

     Effective December 31, 2002, the Company repurchased 418,959 shares from the former Chief Financial Officer pursuant to the terms of a retirement agreement. Payment for this repurchase was made on January 8, 2003. Such shares were retired upon repurchase. The Company’s financial statements reflect the repurchase as if it occurred on December 31, 2002 (See Note 7).

Note 7. Retirement and Termination Benefits

     During the fourth quarter of 2002, the Company recorded in general and administrative expenses an $11.8 million charge and established a $13.1 million severance and payroll tax liability relating to the retirement of one executive officer and the elimination of nine other officer and employee positions in several departments within the corporate office. All position eliminations and retirements were effective in the fourth quarter of 2002 except one whom the Company subsequently determined in 2003 to maintain as an employee resulting in a $23,000 adjustment to the liability. The liability remaining at June 30, 2003 represents severance payments remaining related to two officers that will be paid monthly through the second quarter of 2004. The following table represents items included in the fourth quarter 2002 charge and liability as well as payments made related to the liability through June 30, 2003.

(in millions)	Expense	Liability

4th Quarter 2002:
Accelerated vesting of restricted stock and redemption of shares	$10.0	$8.7
Severance, payroll taxes and related charges	1.3	4.4
Project costs related to employees	0.4	0.0
Other	0.1	0.0

Balance at December 31, 2002	$11.8	$13.1

1st Quarter 2003:
Payments made during the quarter		(12.7)

Balance at March 31, 2003		$0.4
2nd Quarter 2003:
Payments made during the quarter		(0.1)

Balance at June 30, 2003		$0.3

Note 8 . Subsequent Events

Common Stock Dividend

     On July 22, 2003, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.615 per share ($2.46 annualized) to $0.620 per share ($2.48 annualized) payable on September 4, 2003 to shareholders of record on August 15, 2003.

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

     The Company considers FFO to be an informative measure of REIT performance commonly used in the REIT industry. However, FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

     The table below sets forth computations of FFO and FFO per share for the three and six months ended June 30, 2003 and 2002 and reconciles FFO to net income (dollars in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Funds From Operations
Net income	$17,634	$22,255	$36,203	$42,103
Net (gain) loss on sales of real estate properties	208	(2,959)	208	(2,630)
Preferred stock dividend	0	(1,664)	0	(3,328)
Real estate depreciation	10,341	10,072	20,319	20,317

Total adjustments	10,549	5,449	20,527	14,359

Funds From Operations - Basic and Diluted	$28,183	$27,704	$56,730	$56,462

Funds From Operations Per Common Share – Basic	$0.69	$0.68	$1.39	$1.39

Funds From Operations Per Common Share – Diluted	$0.68	$0.67	$1.36	$1.36

Weighted Average Common Shares Outstanding – Basic	40,905,717	40,652,146	40,864,745	40,561,412

Weighted Average Common Shares Outstanding – Diluted	41,635,351	41,512,283	41,610,718	41,456,693

Operating Results

Second Quarter 2003 Compared to Second Quarter 2002

     Net income for the quarter ended June 30, 2003 totaled $17.6 million, or $0.43 per basic common share ($0.42 per diluted common share), on total revenues of $48.6 million. This compares with net income of $22.3 million, or $0.51 per basic common share ($0.50 per diluted common share), on total revenues of $48.3 million for the quarter ended June 30, 2002. Included in net income for the quarter ended June 30, 2002 was a net gain on the sale of real estate properties of $3.0 million, or $0.07 per basic and diluted common share compared to a $208,000 net loss, or $0.005 per basic and diluted common share, on the sale of real estate properties in the second quarter of 2003.

     Total revenues for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 increased $250,000 or 0.5% due mainly for the reasons discussed below:

     •   Master lease rental income decreased $1.2 million or 4.7% due mainly to the disposal of eight master leased properties offset partially by the acquisition of two master leased properties since the second quarter of 2002. During the second quarter of 2003, the Company also accrued lease termination fee income related to two properties contracted to be sold and recorded additional allowances for bad debts on certain receivables.

     •   Property operating income increased $2.5 million or 13.1% due mainly to the acquisition of four managed properties and the commencement of operations of three properties that were previously under construction, offset partially by the disposal of one managed property since the second quarter of 2002.

     •   Straight-line rental income increased $0.6 million or 1112.0%. Straight-line rental income for the second quarter of 2002 included the reversal of historical straight line rent receivables due to restructuring rent increases on four leases that eliminated the straight-line rent requirement.

     •   Mortgage interest income decreased $1.3 million or 35.4% due mainly to the repayment of 16 mortgage loans offset partially by the acquisition of two mortgage loans since the second quarter of 2002.

     •   Interest and other income decreased $0.4 million or 43.7% due mainly to recognizing in 2002 a fee related to the assignment of four assisted living facility leases to a new operator.

     Total expenses for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 increased $1.7 million or 5.9% mainly for the reasons discussed below:

     •   Property operating expenses increased $1.2 million or 16.8% due mainly to the acquisition of four managed properties and the commencement of operations of three properties that were previously under construction, offset partially by the disposal of one managed property since the second quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended 2002

     Net income for the six months ended June 30, 2003 totaled $36.2 million, or $0.89 per basic common share ($0.87 per diluted common share), on total revenues of $96.2 million. This compares with net income of $42.1 million, or $0.96 per basic common share ($0.94 per diluted common share), on total revenues of $98.0 million for the six months ended June 30, 2002. Included in net income for the six months ended June 30, 2002 was a net gain on the sale of real estate properties of $2.6 million, or $0.06 per basic and diluted common share compared to a $208,000 net loss, or $0.005 per basic and diluted common share, on the sale of real estate properties for the same period in 2003.

     Total revenues for the six months ended June 30, 2003 compared to the same period in 2002 decreased $1.8 million or 1.8% due mainly for the reasons discussed below:

     •   Master lease rental income decreased $3.2 million or 6.4% due mainly to the disposal of ten master leased properties offset partially by the acquisition of two master leased properties since January 1, 2002. In 2003, the Company also accrued lease termination fee income related to two properties contracted to be sold and recorded additional allowances for bad debts on certain receivables.

     •   Property operating income increased $3.2 million or 8.4% due mainly to the acquisition of four managed properties and the commencement of operations of four properties that were previously under construction, offset partially by the disposal of four managed properties since January 1, 2002.

     •   Mortgage interest income decreased $2.4 million or 32.2% due mainly to the repayment of 23 mortgage loans, offset partially by the acquisition of two mortgage loans since January 1, 2002.

     •   Interest and other income increased $0.5 million or 28.0% due mainly to a larger amount of prepayment penalty and exit fees recognized in 2003 than in 2002, offset partially by a fee recognized in 2002 related to the assignment of four assisted living facility leases to a new operator.

     Total expenses for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 increased $1.3 million or 2.2% mainly for the reasons discussed below:

     •   General and administrative expenses increased $0.3 million or 5.7% due mainly to increases in payroll and insurance premium costs.

     •   Property operating expenses increased $1.4 million or 9.7% due mainly to the acquisition of four managed properties and the commencement of operations of four properties that were previously under construction, offset partially by the disposal of four managed properties since January 1, 2002.

     •   Interest expense decreased $0.4 million or 2.5% due mainly to the full repayment of the 7.41% Senior Notes due 2002 in September 2002 and the continuing decrease in market interest rates.

Liquidity and Capital Resources

Debt Obligations

     As discussed in more detail in Note 3 to the Consolidated Financial Statements, the Company has been or is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows (dollars in thousands):

			Contractual
	Balance at	Maturity	Interest	Interest
	June 30, 2003	Date	Rate at 6/30/03	Payments	Principal Payments

Unsecured Credit Facility due 2004 (1)	$97,000	7/04	LIBOR +1.15%	Quarterly	At maturity
					$20.3 million in
					2004, 2005 and $29.4
Senior Notes due 2006	70,000	4/06	9.49%	Semi-Annual	million in 2006
Senior Notes due 2011, net	318,028	5/11	8.125%	Semi-Annual	At maturity
Mortgage notes payable	70,578	9/04-7/26	7.22%-8.50%	Monthly	Monthly or at maturity
Other note payable	2,917	7/05	7.53%	Semi-Annual	Semi-Annual

	$558,523
(1)	The Company pays a quarterly facility fee of 0.2% on the commitment.

     In 2001, the Company focused on reorganizing its debt structure and repaying or replacing debt instruments that have shorter maturities with debt instruments having longer maturities. As a result of these efforts, at June 30, 2003, substantially all of the Company’s outstanding principal debt balances are due after 2003 (with 63% due after 2007). Further, at June 30, 2003, the Company had borrowing capacity remaining of $20.0 million under the Unsecured Credit Facility due 2004. As this facility matures in 2004, the Company is in the process of negotiating the renewal of this facility with the banks and expects the negotiations and renewal to be finalized this year.

     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s Investor Service, and Fitch Ratings, respectively. For the three months ended June 30, 2003, the Company’s earnings covered fixed charges at a ratio of 2.98 to 1.00. At June 30, 2003, the Company’s shareholders’ equity totaled approximately $895.0 million and its debt to total capitalization ratio, on a book basis, was approximately 0.38 to 1.

     At June 30, 2003, the Company was in compliance with the covenant requirements under its various debt instruments.

     In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. The Company paid interest at the equivalent rate of 1.99% over six month LIBOR. At December 31, 2002, the aggregate fair value of the hedge totaling $16.6 million was reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on the Company’s balance sheet. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million that was used to partially repay the Unsecured Credit Facility due 2004 and for general corporate purposes. The fair value of the terminated swaps is combined with the principal balance of the senior notes on the Company’s balance sheet. The fair value gain of $18.4 million will be amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the income statement. At June 30, 2003, the aggregate fair value of the current hedge totaling $1.5 million is also combined with the principal balance of the senior notes with an offsetting increase to other assets on the Company’s balance sheet.

Shelf Registration

     As of June 30, 2003, the Company can issue an aggregate of approximately $167.1 million of securities remaining under its currently effective registration statement. Should the market permit, the Company may issue securities under this registration statement. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

Security Deposits and Letters of Credit

     As of June 30, 2003, the Company held approximately $10.6 million in letters of credit, security deposits, debt service reserves or capital replacement reserves. Generally, the Company may, at its discretion and upon notification to the operator, draw upon these instruments if there are any defaults under the leases or mortgage notes.

Asset Acquisitions

     During the second quarter of 2003, the Company acquired two skilled nursing facilities in Michigan for $9.1 million on which the Company previously held a mortgage. The Company also acquired two mortgages, each secured by an independent living facility in Florida, for $22.5 million.

Asset Dispositions

     During the second quarter of 2003, the Company sold an assisted living facility in Tennessee for $3.8 million resulting in a $208,000 loss on the sale. Also, the Company received approximately $18.4 million in net proceeds for the repayment of three mortgage notes receivable and acquired the deed on two properties on which it held a $9.1 million mortgage note receivable.

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

     The Company believes that competition from such buyers will eventually subside as interest rates moderate to historical levels. However, as growth in the Company’s top line revenues and growth in FFO is a direct reflection of the Company’s ability to make accretive new investments that outpace disposals and mortgage maturities and prepayments, the Company anticipates that growth in its FFO may be modest which may impact its ability to increase its quarterly common stock dividend.

HealthSouth Corporation

     The United States Department of Justice and Securities and Exchange Commission have accused HealthSouth Corporation (“HealthSouth”) and several of its officers, including its former Chief Executive Officer, of overstating earnings and assets included in HealthSouth’s financial statements. The case is still under investigation.

     The Company owns 27 facilities that are operated by HealthSouth, of which 25 are master leased and two are multi-tenanted facilities in which HealthSouth is a tenant providing surgery, diagnostic and related services. The Company’s total investment in these facilities was $276.7 million at June 30, 2003, and approximately 13% of the Company’s 2002 revenues were related to these properties. Since the public announcement of the case against HealthSouth in March 2003, the Company has continued to receive all material amounts due from HealthSouth.

     In the event HealthSouth institutes bankruptcy proceedings, it would have the ability to reject its leases with the Company. It should be noted that, with two exceptions, all of the Company’s master leases with HealthSouth contain cross-default provisions that may provide some legal protection against selective rejection of leases that are cross-defaulted. The effect of the cross-default provisions would be subject to the decision of the bankruptcy court. If HealthSouth rejected its leases with the Company, the Company would undertake to lease the properties to other operators. The Company does not know under what lease terms or how quickly it would be able to re-lease the properties. At this time, given the operating nature of the properties, management believes the risk of total or substantial losses in the Company’s rental revenue from the portfolio to be unlikely.

Construction in Progress

     As of June 30, 2003, the Company had a net investment of approximately $6.7 million in two build-to-suit developments in progress that have a total remaining funding commitment of approximately $33.6 million.

Dividends

     On April 22, 2003, the Company’s board of directors declared an increase in its quarterly common stock dividend from $0.61 per share ($2.44 annualized) to $0.615 per share ($2.46 annualized) payable to stockholders of record on May 15, 2003. This dividend was paid on June 5, 2003. On July 22, 2003, the Company’s Board of Directors declared another increase in the quarterly common stock dividend to $0.62 per share ($2.48 annualized) payable to stockholders of record on August 15, 2003. This dividend is payable on September 4, 2003 and relates to the period April 1, 2003 through June 30, 2003. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by the board of directors.

Liquidity

     Under the terms of the leases and other financial support agreements the Company has relating to most of the properties, the tenants or healthcare providers are generally responsible for paying the operating expenses and taxes relating to the properties. As a result of these arrangements, with limited exceptions not material to the Company’s overall performance, the Company does not believe any increases in property operating expenses or taxes would significantly impact the Company’s operating results with respect to these properties during the respective terms of the agreements. After the term of the leases or financial support agreements, or in the event the financial obligations required by the agreement are not met, the Company anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by occupancy tenants, by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company’s cash available for distribution and liquidity may be adversely affected.

     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2003, paying quarterly dividends and funding debt service from its cash flows, proceeds from the Unsecured Credit Facility due 2004, proceeds from additional repayments of mortgage notes receivable, proceeds from the sale of real estate investments, or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable or in sufficient amounts to meet its liquidity needs. See the Company’s Consolidated Statements of Cash Flows for further detail of the Company’s cash flows for the three months ended June 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     During the six months ended June 30, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect its internal controls over financial reporting during the period covered by this report. The Company, however, continues its process of assessing, improving and formalizing its system of internal controls and disclosure controls and procedures.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of shareholders was held on May 13, 2003 and its shareholders voted on the following matters.

(a)	Election of Class 1 Directors

     Charles Raymond Fernandez, M.D and Errol L. Biggs, Ph.D. were elected to serve as Class 1 directors until the annual meeting of shareholders in 2006 or until their respective successors are elected and qualified. The vote was as follows:

	Votes Cast	Votes Cast Against
	In Favor	or Withheld	Non Votes

Charles Raymond Fernandez, M.D.	36,737,215	496,371	4,777,084
Errol L. Biggs, Ph.D.	36,725,029	508,557	4,777,084

     The following directors continued in office following the meeting:

Name	Term Expires

David R. Emery	2005
Batey M. Gresham, Jr.	2005
Dan S. Wilford	2005
Marliese E. Mooney	2004
Edwin B. Morris, III	2004
John Knox Singleton	2004

(b)	Selection of Auditors

     The shareholders ratified the appointment of Ernst & Young, LLP as the Company’s independent auditors for the fiscal year ended December 31, 2003, by the following vote:

Votes Cast		Abstentions/
In Favor	Votes Cast Against	Non Votes

36,658,603	413,697	4,938,370

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant(1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant(2)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(b)	Reports on Form 8-K

     During the second quarter of 2003, the Company furnished the following reports on Form 8-K.

Date of Earliest
Event Reported	Date Furnished	Items Reported

April 22, 2003	April 25, 2003	Item 7.	Financial Statements and Exhibits
		Item 9.	Regulation FD Disclosure

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ Scott W. Holmes

Scott W. Holmes
Senior Vice President
and Chief Financial Officer

Date: August 14, 2003

Exhibit Index

Exhibit	Description

3.1	Second Articles of Amendment and Restatement of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(2)

31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Exchange Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.