Form 10-Q
period 2003-09-30
HEALTHCARE REALTY TRUST INC
filed 2003-11-14
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Yes [X]            No [   ]

     As of November 1, 2003, 42,810,174 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST
INCORPORATED

FORM 10-Q

September 30, 2003

			Page

Part I — Financial Information

	Item 1.	Financial Statements
		Consolidated Balance Sheets	1
		Consolidated Statements of Income	2
		Consolidated Statements of Cash Flows	4
		Notes to Consolidated Financial Statements	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
			12

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4.	Controls and Procedures	22

Part II — Other Information

	Item 1.	Legal Proceedings	23

	Item 5.	Other Information	23

	Item 6.	Exhibits and Reports on Form 8-K	23

Signature			25

Part I. FINANCIAL INFORMATION

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS

Real estate properties:
Land	$140,602	$135,791
Buildings and improvements	1,404,435	1,332,872
Personal property	14,263	5,730
Construction in progress	9,033	10,546

	1,568,333	1,484,939
Less accumulated depreciation	(221,304)	(192,293)

Total real estate properties, net	1,347,029	1,292,646
Cash and cash equivalents	2,014	402
Mortgage notes receivable	92,448	102,792
Other assets, net	81,285	93,706

Total assets	$1,522,776	$1,489,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes and bonds payable	$574,243	$545,063
Accounts payable and accrued liabilities	22,264	24,960
Other liabilities	15,153	11,324

Total liabilities	611,660	581,347

Commitments	0	0
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; issued and outstanding, none	0	0
Common stock, $.01 par value; 150,000,000 shares authorized; issued and outstanding, 2003 – 42,810,142; 2002 – 41,823,564	428	418
Additional paid-in capital	1,054,089	1,024,467
Deferred compensation	(19,085)	(16,251)
Cumulative net income	498,804	445,152
Cumulative dividends	(623,120)	(545,587)

Total stockholders’ equity	911,116	908,199

Total liabilities and stockholders’ equity	$1,522,776	$1,489,546

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Three Months Ended September 30, 2003 and 2002
(Dollars in thousands, except per share data)

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES:
Master lease rental income	$22,082	$25,276
Property operating income	21,997	19,626
Straight-line rent	811	1,017
Mortgage interest income	2,710	3,292
Interest and other income	994	607

	48,594	49,818
EXPENSES:
General and administrative	2,701	3,140
Property operating expenses	8,758	7,486
Interest	8,627	8,529
Depreciation	10,585	10,386
Amortization	13	29

	30,684	29,570

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	17,910	20,248
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	(461)	242

NET INCOME	$17,449	$20,490

NET INCOME PER COMMON SHARE – BASIC	$0.42	$0.45

NET INCOME PER COMMON SHARE – DILUTED	$0.42	$0.44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	41,087,329	40,682,210

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	41,732,935	41,487,797

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.620	$0.600

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands, except per share data)

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES:
Master lease rental income	$68,509	$74,855
Property operating income	63,190	57,627
Straight-line rent	2,081	2,248
Mortgage interest income	7,678	10,614
Interest and other income	3,336	2,437

	144,794	147,781
EXPENSES:
General and administrative	8,235	8,374
Property operating expenses	25,062	22,348
Interest	25,637	25,966
Depreciation	31,500	31,267
Amortization	40	105

	90,474	88,060

NET INCOME BEFORE NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	54,320	59,721
NET GAIN (LOSS) ON SALE OF REAL ESTATE PROPERTIES	(668)	2,872

NET INCOME	$53,652	$62,593

NET INCOME PER COMMON SHARE – BASIC	$1.31	$1.40

NET INCOME PER COMMON SHARE – DILUTED	$1.29	$1.38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	40,939,067	40,601,065

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	41,636,126	41,450,671

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$1.845	$1.785

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)

	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$53,652	$62,593
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,543	32,816
Deferred compensation amortization	2,074	2,301
Increase (decrease) in other liabilities	1,075	(919)
Increase in other assets	(9,317)	(7,281)
Increase in accounts payable and accrued liabilities	8,206	7,758
Increase in straight line rent	(2,081)	(2,248)
(Gain) loss on sales of real estate	668	(2,872)

Net cash provided by operating activities	85,820	92,148
Cash flows from investing activities:
Acquisition and development of real estate properties	(78,644)	(21,176)
Funding of mortgages	(28,952)	(3,921)
Proceeds from sale of real estate	16,868	67,485
Proceeds from mortgage payments/sales	20,642	17,578

Net cash provided by (used in) investing activities	(70,086)	59,966
Cash flows from financing activities:
Borrowings on notes and bonds payable	149,000	166,500
Repayments on notes and bonds payable	(117,822)	(164,957)
Dividends paid	(77,533)	(80,413)
Preferred stock redemption	0	(75,000)
Termination of interest rate swap	18,411	0
Common stock redemption	(10,902)	0
Proceeds from issuance of common stock	24,724	1,569

Net cash used in financing activities	(14,122)	(152,301)

Increase (decrease) in cash and cash equivalents	1,612	(187)
Cash and cash equivalents, beginning of period	402	2,930

Cash and cash equivalents, end of period	$2,014	$2,743

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

Note 1. Significant Accounting Policies

     The accompanying unaudited consolidated financial statements and notes of Healthcare Realty Trust Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002. Management believes, however, that all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2003 due to many reasons including, but not limited to, acquisitions, dispositions and changes in interest rates.

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

     The following table represents the effect on net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 as if the Company had applied the fair value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation:”

	Three Months Ended		Nine Months Ended

(in thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$17,449	$20,490	$53,652	$62,593
Compensation expense for equity-based awards to employees under the fair value method	0	0	(337)	(344)

Pro-forma net income	$17,634	$22,255	$53,315	$62,249
Earnings per share, as reported
Basic	$0.42	$0.45	$1.31	$1.40
Assuming dilution	$0.42	$0.44	$1.29	$1.38
Pro-forma earnings per share
Basic	$0.42	$0.45	$1.30	$1.40
Assuming dilution	$0.42	$0.44	$1.28	$1.37

New Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the requirements of FIN 46 and does not expect any effect on its consolidated financial position or operating results.

Note 2. Properties

     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of September 30, 2003, the Company had investments in 220 properties and mortgages, located in 30 states, and affiliated with 62 healthcare-related entities as follows:

	Number of
	Properties	Investments	Percent

	(in thousands)
Ancillary hospital facilities	60	$521,514	31.4%
Assisted living facilities	38	205,966	12.4%
Skilled nursing facilities	36	198,859	12.0%
Inpatient rehabilitation facilities	9	156,495	9.4%
Comprehensive ambulatory care centers	13	155,827	9.4%
Physician clinics	28	149,340	9.0%
Medical office buildings	13	101,684	6.1%
Independent living facilities	6	66,462	4.0%
Other inpatient facilities	5	52,152	3.1%
Other outpatient facilities	12	43,243	2.6%
Corporate property	—	9,239	0.6%

	220	$1,660,781	100.0%

Asset Acquisitions

     During the third quarter of 2003, the Company invested $26.0 million in two medical office buildings and two attached parking garages in San Antonio, Texas and invested $20.6 million in two medical office buildings in Honolulu, Hawaii. Also, the Company repurchased from a bank a $6.4 million participating interest in one of the Company’s mortgage notes receivable.

Asset Dispositions

     During the third quarter of 2003, the Company sold a physician clinic in Braintree, Massachusetts and an assisted living facility in Cheyenne, Wyoming for net proceeds totaling $14.0 million, resulting in a $461,000 loss on the sales.

Note 3. Notes and Bonds Payable

     Notes and bonds payable at September 30, 2003 consisted of the following (in thousands):

Unsecured Credit Facility due 2004	$119,000
Senior Notes due 2002	0
Senior Notes due 2006	70,000
Senior Notes due 2011, net	313,228
Mortgage notes payable	69,682
Other note payable	2,333

$574,243

Unsecured Credit Facility due 2004

     In 2001, the Company entered into a $150.0 million credit facility (the “Unsecured Credit Facility due 2004”) that bears interest at LIBOR rates plus 1.15%, payable quarterly, and matures in July 2004. In addition, the Company pays a facility fee of 0.2% on the commitment. The Unsecured Credit Facility due 2004 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. At September 30, 2003, the Company had borrowing capacity remaining of approximately $9.0 million under this facility.

     On October 24, 2003, the Company entered into a $300.0 million revolving credit facility with a syndicate of 12 banks (the “Unsecured Credit Facility due 2006”). Rates for borrowings under the new facility are, at the Company’s option, LIBOR based or based on the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate and can vary based on the Company’s debt rating. In addition, the Company will pay a 0.35% facility fee per quarter that can fluctuate based on the Company’s debt rating. The Unsecured Credit Facility due 2006 is subject to other terms and conditions customary for transactions of this nature and may be expanded to $350.0 million within two years, provided additional commitments are obtained, and the term may be extended one additional year. The initial borrowing under the Unsecured Credit Facility due 2006 in the amount of $117.0 million is priced at 1.10% over LIBOR and was used to retire the $115.0 million outstanding balance on the Company’s previous $150.0 million revolving credit facility.

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

Senior Notes due 2011

     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, yielding an 8.202% interest rate per annum. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six month LIBOR. At December 31, 2002, the aggregate fair value of the hedge totaling $16.6 million was reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on the Company’s balance sheet. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the senior notes on the Company’s balance sheet. The fair value gain of $18.4 million will be amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the income statement. At September 30, 2003, the aggregate fair value of the current hedge totaling $2.9 million is also combined with the principal balance of the senior notes with an offsetting increase to other liabilities on the Company’s balance sheet.

Mortgage Notes Payable

     At September 30, 2003, the Company had outstanding 13 non-recourse mortgage notes payable, with the related collateral, as follows (dollars in millions):

						Investment in	Contractual
		Effective				Collateral at	Balance at
	Original	Interest	Maturity	Number of Notes		Sept. 30,	Sept. 30,
	Balance	Rate	Date	Payable	Collateral	2003	2003

Life Insurance Co.	$23.3	7.765%	7/26	1	Ancillary hospital facility	$45.2	$21.6
Life Insurance Co.	4.7	7.765%	1/17	1	Ancillary hospital facility	11.0	3.8
Life Insurance Co.	17.1	7.765%	9/04	3	Two ambulatory surgery centers & one ancillary hospital facility	38.7	15.5
Commercial Bank	35.0	7.220%	5/11	8	Nine ancillary hospital facilities & one physician clinic	79.5	28.8

				13		$174.4	$69.7

     The $23.3 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due in January 2017. The three notes totaling $17.1 million are payable in monthly installments of principal and interest based on a 25-year amortization with a balloon payment of the unpaid balance due in September 2004. On October 30, 2003, the Company repaid in full the three notes due September 2004. The eight notes totaling $35.0 million are secured by properties owned by special purpose entities whose sole members are wholly owned subsidiaries of the Company. These eight fully amortizing notes are payable in monthly installments of principal and interest and mature in May 2011. The contractual interest rates for the 13 outstanding mortgage notes range from 7.22% to 8.50%.

Other Note Payable

     In 1999, the Company entered into a $7.0 million note with a commercial bank. This note bears interest at 7.53%, is payable in equal semi-annual installments of principal and interest, and fully amortizes in July 2005.

Note 4. Commitments and Contingencies

     As of September 30, 2003, the Company had a net investment of approximately $9.0 million in two build-to-suit developments in progress that have a total remaining funding commitment of approximately $33.5 million.

Note 5. Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 “Earnings Per Share” for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands, except per share data).

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

Basic EPS
Weighted Average Common Shares Outstanding	42,206,768	41,942,781	42,058,506	41,861,636
Actual restricted stock shares	(1,119,439)	(1,260,571)	(1,119,439)	(1,260,571)

Denominator – Basic	41,087,329	40,682,210	40,939,067	40,601,065

Net income	$17,449	$20,490	$53,652	$62,593
Preferred stock dividend	0	(2,231)	0	(5,559)

Numerator – Basic	$17,449	$18,259	$53,652	$57,034

Per Share Amount	$0.42	$0.45	$1.31	$1.40

Diluted EPS
Weighted Average Common Shares Outstanding	42,206,768	41,942,781	42,058,506	41,861,636
Actual restricted stock shares	(1,119,439)	(1,260,571)	(1,119,439)	(1,260,571)
Restricted shares – Treasury	600,128	730,923	650,002	748,176
Dilution for employee stock purchase plan	45,478	74,664	47,057	101,430

Denominator – Diluted	41,732,935	41,487,797	41,636,126	41,450,671

Numerator – Diluted	$17,449	$18,259	$53,652	$57,034

Per Share Amount	$0.42	$0.44	$1.29	$1.38

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

     Effective December 31, 2002, the Company repurchased 418,959 shares from its former Chief Financial Officer pursuant to the terms of a retirement agreement. Payment for this repurchase was made on January 8, 2003. Such shares were retired upon repurchase. The Company’s financial statements reflect the repurchase as if it occurred on December 31, 2002.

Note 7. Stockholders’ Equity

     On September 5, 2003, the Company sold 750,000 shares of common stock, par value $0.01 per share, in an underwritten public offering for net proceeds totaling $23.3 million.

Note 8 . Subsequent Events

Common Stock Dividend

     On October 28, 2003, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.620 per share ($2.48 annualized) to $0.625 per share ($2.50 annualized) payable on December 4, 2003 to shareholders of record on November 14, 2003.

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

     The table below sets forth computations of FFO and FFO per share for the three and nine months ended September 30, 2003 and 2002 and reconciles FFO to net income (dollars in thousands, except per share data).

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2003	2002	2003	2002

Funds From Operations
Net income	$17,449	$20,490	$53,652	$62,593
Net (gain) loss on sales of real estate properties	461	(242)	668	(2,872)
Preferred stock dividend	0	(1,664)	0	(4,992)
Real estate depreciation	10,308	10,094	30,628	30,411

Total adjustments	10,769	8,188	31,296	22,547

Funds From Operations — Basic and Diluted	$28,218	$28,678	$84,948	$85,140

Funds From Operations Per Common Share – Basic	$0.69	$0.70	$2.08	$2.10

Funds From Operations Per Common Share – Diluted	$0.68	$0.69	$2.04	$2.05

Weighted Average Common Shares Outstanding – Basic	41,087,329	40,682,210	40,939,067	40,601,065

Weighted Average Common Shares Outstanding – Diluted	41,732,935	41,487,797	41,636,126	41,450,671

Operating Results

Third Quarter 2003 Compared to Third Quarter 2002

     Net income for the quarter ended September 30, 2003 totaled $17.4 million, or $0.42 per basic and diluted common share, on total revenues of $48.6 million. This compares with net income of $20.5 million, or $0.45 per basic common share ($0.44 per diluted common share), on total revenues of $49.8 million for the quarter ended September 30, 2002. Included in net income for the quarter ended September 30, 2003 was a net loss on the sale of real estate properties of $0.5 million, or $0.01 per basic and diluted common share compared to a $0.2 million net gain, or $0.006 per basic and diluted common share, on the sale of real estate properties in the third quarter of 2002.

     Total revenues for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 decreased $1.2 million or 2.5% mainly for the reasons discussed below:

     •     Master lease rental income decreased $3.2 million or 12.6% due mainly to the disposal of 10 master leased properties offset partially by the acquisition of two master leased properties since the second quarter of 2002 and rent growth from contractual increases. During the third quarter of 2003, the Company also recorded additional allowances for bad debts and reduced rental accruals on properties related to certain operators.

     •     Property operating income increased $2.4 million or 12.1% due mainly to the acquisition of eight managed properties and the commencement of operations of three properties that were previously under construction, offset partially by the disposal of one managed property since the second quarter of 2002.

     •     Straight-line rental income decreased $0.2 million or 20.3% due mainly to normal annual decreases resulting from annual contractual base rent increases.

     •     Mortgage interest income decreased $0.6 million or 17.7% due mainly to the repayment of 26 mortgage loans offset partially by the acquisition of two mortgage loans since the second quarter of 2002.

     •     Interest and other income increased $0.5 million or 153.7% due mainly to interest earned in 2003 on notes receivables entered into with certain operators.

     Total expenses for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 increased $1.1 million or 3.8% mainly for the reasons discussed below:

     •     General and administrative expenses decreased $0.4 million or 14.0% due mainly to a decrease in the number of employees and related compensation for portfolio management and other service-based activities.

     •     Property operating expenses increased $1.3 million or 17.0% due mainly to the acquisition of eight managed properties and the commencement of operations of three properties that were previously under construction, offset partially by the disposal of one managed property since the second quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Net income for the nine months ended September 30, 2003 totaled $53.7 million, or $1.31 per basic common share ($1.29 per diluted common share), on total revenues of $144.8 million. This compares with net income of $62.6 million, or $1.40 per basic common share ($1.38 per diluted common share), on total revenues of $147.8 million for the nine months ended September 30, 2002. Included in net income for the nine months ended September 30, 2003 was a net loss on the sale of real estate properties of $0.7 million, or $0.02 per basic and diluted common share compared to a $2.9 million net gain, or $0.07 per basic and diluted common share, on the sale of real estate properties for the same period in 2002.

     Total revenues for the nine months ended September 30, 2003 compared to the same period in 2002 decreased $3.0 million or 2.0% mainly for the reasons discussed below:

     •     Master lease rental income decreased $6.3 million or 8.5% due mainly to the disposal of 12 master leased properties, offset partially by the acquisition of two master leased properties since January 1, 2002 and rent growth from contractual increases. In 2003, the Company also accrued lease termination fee income related to three properties contracted to be sold, recorded additional allowances for bad debts on certain receivables and reduced rental accruals on properties related to certain operators.

     •     Property operating income increased $5.6 million or 9.7% due mainly to the acquisition of eight managed properties and the commencement of operations of four properties that were previously under construction, offset partially by the disposal of four managed properties since January 1, 2002.

     •     Mortgage interest income decreased $2.9 million or 27.7% due mainly to the repayment of 23 mortgage loans, offset partially by the acquisition of two mortgage loans since January 1, 2002.

     •     Interest and other income increased $0.9 million or 36.9% due mainly to interest earned in 2003 on notes receivables entered into with certain operators. Also, a larger amount of prepayment penalty and exit fees were recognized in 2003 compared to 2002, offset partially by a fee recognized in 2002 related to the assignment of four assisted living facility leases to a new operator.

     Total expenses for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 increased $2.4 million or 2.7% mainly for the reasons discussed below:

     •     Property operating expenses increased $2.7 million or 12.1% due mainly to the acquisition of eight managed properties and the commencement of operations of four properties that were previously under construction, offset partially by the disposal of four managed properties since January 1, 2002.

     •     Interest expense decreased $0.3 million or 1.3% due mainly to the full repayment of the 7.41% Senior Notes due 2002 in 2002 and the scheduled principal payments on the mortgage notes payable. These decreases in interest expense were offset partially by higher interest expense incurred on the Unsecured Credit Facility due 2004 caused by a higher outstanding balance in 2003 and less interest capitalized in 2003 due to fewer projects under construction during 2003 than in 2002.

Liquidity and Capital Resources

Debt Obligations

     As discussed in more detail in Note 3 to the Consolidated Financial Statements, the Company is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows (dollars in thousands):

			Contractual
	Balance at		Interest	Interest
	Sept. 30, 2003	Maturity Date	Rate at 9/30/03	Payments	Principal Payments

Unsecured Credit Facility due 2004 (1)	$119,000	7/04	LIBOR +1.15%	Quarterly	Repaid and replaced with Unsecured Credit Facility due 2006 on October 24, 2003 (See Note 3)
Unsecured Credit Facility due 2006 (2)	0	10/06	LIBOR + 1.10%	Quarterly	At maturity
Senior Notes due 2006	70,000	4/06	9.49%	Semi-Annual	$20.3 million in 2004, 2005 and $29.4 million in 2006
Senior Notes due 2011, net	313,228	5/11	8.125%	Semi-Annual	At maturity
Mortgage notes payable	69,682	9/04-7/26	7.22%-8.50%	Monthly	Monthly or at maturity
Other note payable	2,333	7/05	7.53%	Semi-Annual	Semi-Annual

	$574,243

(1)	The Company pays a quarterly facility fee of 0.2% on the commitment.

(2)	The Company pays a quarterly facility fee of 0.35% on the commitment that can change based on the Company’s credit rating.

     The Company continues to maintain a conservative balance sheet by continuing to replace its debt with shorter maturities with debt having longer maturities. As a result of these efforts, as of September 30, 2003, 60% of the Company’s outstanding principal debt balances are due after 2007. Also, at September 30, 2003, the Company had borrowing capacity remaining of $9.0 million under the Unsecured Credit Facility due 2004. On October 24, 2003, the Company entered into a $300.0 million revolving credit facility with a syndicate of 12 banks (the “Unsecured Credit Facility due 2006”). Rates for borrowings under the new facility are, at the Company’s option, LIBOR based or based on the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate and can vary based on the Company’s debt rating. In addition, the Company will pay a 0.35% facility fee per quarter that can fluctuate based on the Company’s debt rating. The Unsecured Credit Facility due 2006 is subject to other terms and conditions customary for transactions of this nature and may be expanded to $350.0 million within two years, provided additional commitments are obtained, and the term may be extended one additional year. The initial borrowing under the Unsecured Credit Facility due 2006 in the amount of $117.0 million is priced at 1.10% over LIBOR and was used to retire the $115.0 million outstanding balance on the Company’s previous $150.0 million revolving credit facility. As of October 31, 2003, the Company had $133.0 million outstanding on the new facility.

     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s Investor Service, and Fitch Ratings, respectively. For the three months ended September 30, 2003, the Company’s earnings covered fixed charges at a ratio of 2.97 to 1.00. At September 30, 2003, the Company’s shareholders’ equity totaled approximately $911.0 million and its debt to total capitalization ratio, on a book basis, was approximately 0.39 to 1.

     At September 30, 2003, the Company was in compliance with the covenant requirements under its various debt instruments.

     In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. The Company paid interest at the equivalent rate of 1.99% over six month LIBOR. At December 31, 2002, the aggregate fair value of the hedge totaling $16.6 million was reported in other assets with an offsetting increase to the Senior Notes due 2011 included in notes and bonds payable on the Company’s balance sheet. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million that was used to partially repay the Unsecured Credit Facility due 2004 and for general corporate purposes. The fair value of the terminated swaps is combined with the principal balance of the senior notes on the Company’s balance sheet. The fair value gain of $18.4 million will be amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the income statement. At September 30, 2003, the aggregate fair value of the current hedge totaling $2.9 million is also combined with the principal balance of the senior notes with an offsetting increase to other liabilities on the Company’s balance sheet.

Shelf Registration

     On September 5, 2003, the Company sold 750,000 shares of common stock, par value $0.01 per share, in an underwritten public offering for net proceeds totaling $23.3 million. Following this offering, as of September 30, 2003, the Company can issue an aggregate of approximately $142.6 million of securities remaining under its currently effective registration statement. On September 30, 2003, the Company filed a shelf registration statement on Form S-3 that will increase the Company’s available securities offering capacity by $300.0 million. This registration statement has not been made effective but the Company anticipates it will become effective during the fourth quarter of 2003.

     Should the market permit, the Company may issue additional securities under its registration statement(s). The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

Security Deposits and Letters of Credit

     As of September 30, 2003, the Company held approximately $10.5 million in letters of credit, security deposits, debt service reserves or capital replacement reserves. Generally, the Company may, at its discretion and upon notification to the operator, draw upon these instruments if there are any defaults under the leases or mortgage notes.

Asset Acquisitions

     During the third quarter of 2003, the Company invested $26.0 million in two medical office buildings and two attached parking garages in San Antonio, Texas and invested $20.6 million in two medical office buildings in Honolulu, Hawaii. Also, the Company repurchased from a bank a $6.4 million participating interest in one of the Company’s mortgage notes receivable.

Asset Dispositions

     During the third quarter of 2003, the Company sold a physician clinic in Braintree, Massachusetts and an assisted living facility in Cheyenne, Wyoming for net proceeds totaling $14.0 million, resulting in a $461,000 loss on the sales.

Investment Trends

     The low interest rate environment continues to create intense competition from highly leveraged financial intermediary property buyers. While the Company continues to see prospects for large portfolios being brought to the market, its willingness to make large-scale investments may continue to be impacted for some time as it remains disciplined in its investment approach.

     The Company believes that competition from such buyers will eventually subside as interest rates moderate to historical levels. However, as growth in the Company’s top line revenues and growth in FFO is a direct reflection of the Company’s ability to make accretive new investments that outpace disposals and mortgage maturities and prepayments, the Company anticipates that growth in its FFO may be modest.

HealthSouth Corporation

     The United States Department of Justice and Securities and Exchange Commission have accused HealthSouth Corporation (“HealthSouth”) and several of its officers, including its former Chief Executive Officer, of overstating earnings and assets included in HealthSouth’s financial statements. A number of HealthSouth’s officers, including all five of its previous Chief Financial Officers, have pled guilty and the former Chief Executive Officer has been indicted. The case remains under investigation.

     The Company owns 27 facilities that are operated by HealthSouth, of which 25 are master leased and two are multi-tenanted facilities in which HealthSouth is a tenant providing surgery, diagnostic and related services. The Company’s total investment in these facilities was $276.7 million at September 30, 2003, and approximately 13% of the Company’s 2002 revenues were related to these properties. Since the public announcement of the case against HealthSouth in March 2003, the Company has continued to receive all material amounts due from HealthSouth.

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

Commitments and Contingencies

     As of September 30, 2003, the Company had a net investment of approximately $9.0 million in two build-to-suit developments in progress that have a total remaining funding commitment of approximately $33.5 million.

Dividends

     On July 22, 2003, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.615 per share ($2.46 annualized) to $0.62 per share ($2.48 annualized) payable to stockholders of record on August 15, 2003. This dividend was paid on September 4, 2003. On October 28, 2003, the Company’s Board of Directors declared another increase in the quarterly common stock dividend to $0.625 per share ($2.50 annualized) payable to stockholders of record on November 14, 2003. This dividend is payable on December 4, 2003 and relates to the period July 1, 2003 through September 30, 2003. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by the Board of Directors.

Liquidity

     Under the terms of the leases and other financial support agreements the Company has relating to most of the properties, the tenants or healthcare providers are generally responsible for paying the operating expenses and taxes relating to the properties. As a result of these arrangements, with limited exceptions not material to the Company’s overall performance, the Company does not believe any increases in property operating expenses or taxes would significantly impact the Company’s operating results with respect to those properties during the respective terms of the agreements. After the term of the leases or financial support agreements, or in the event the financial obligations required by the agreement are not met, the Company anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by occupancy tenants, by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company’s cash available for distribution and liquidity may be adversely affected.

     The Company plans to continue to meet its liquidity needs, including funding additional investments for the remainder of 2003 and 2004, paying quarterly dividends and funding debt service from its cash flows, proceeds from the Unsecured Credit Facility due 2006, proceeds from additional repayments of mortgage notes receivable, proceeds from the sale of real estate investments, or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable or in sufficient amounts to meet its liquidity needs. See the Company’s Consolidated Statements of Cash Flows for further detail of the Company’s cash flows for the nine months ended September 30, 2003.

Impact of Inflation

     Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that most of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of our leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 20 years, further reducing the risk of any adverse effects of inflation to the Company. Interest payable under the interest rate swaps and the unsecured credit facilities is calculated at a variable rate; therefore, the amount of interest payable under the swaps and this debt will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods when interest rate increases outpace inflation, our operating results should be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, our operating results should be positively impacted.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cautionary Language Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company’s current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports. For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     During the nine months ended September 30, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned affiliate of the Company was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October, 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified damages. The Company does not believe that these claims have merit and has filed a motion to dismiss the case asserting various defenses, including the statute of limitations. The Company does not believe that these claims will have a material adverse effect on the results of operations of the Company.

Item 5. Other Information

     Effective November 1, 2003, John M. Bryant, Jr., formerly Vice President and Assistant General Counsel, was appointed Senior Vice President by management and succeeded Roger O. West as General Counsel for the Company. Mr. West has assumed new responsibilities as a Vice President of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1 Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2 Amended and Restated Bylaws of the Registrant (2)

Exhibit 10.1 Credit Agreement, dated as of October 24, 2003, among the Company; Bank of America, N.A.; Fleet National Bank; UBS Loan Finance LLC; Wachovia Bank, National Association; Credit Lyonnais New York Branch; Key Bank, National Association; LaSalle Bank, National Association; Suntrust Bank; Union Planters Bank; and Banc of America Securities LLC

Exhibit 10.2 Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated

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

Exhibit 32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(b)	Reports on Form 8-K

     During the third quarter of 2003, the Company filed or furnished the following reports on Form 8-K.

Date of Earliest
Event Reported	Date Filed or Furnished	Items Reported

July 22, 2003	July 25, 2003	Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits Item 9. Regulation FD Disclosure
September 5, 2003	September 10, 2003	Item 5. Other Events Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ Scott W. Holmes

Scott W. Holmes
Senior Vice President
and Chief Financial Officer

Date: November 14, 2003

Exhibit Index

Exhibit	Description

Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 10.1	Credit Agreement dated as of October 24, 2003 among the Company; Bank of America, N.A.; Fleet National Bank; UBS Loan Finance LLC; Wachovia Bank, National Association; Credit Lyonnais New York Branch; Key Bank, National Association; LaSalle Bank, National Association; Suntrust Bank; Union Planters Bank; and Banc of America Securities LLC

Exhibit 10.2	Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.