Form 10-K
period 2003-12-31
HEALTHCARE REALTY TRUST INC
filed 2004-02-24
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2003) of the Registrant held by non-affiliates on June 30, 2003 was approximately $1,188,130,301.

     As of January 31, 2004, 43,011,215 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

     Portions of the Registrant’s 2003 Annual Report to Shareholders are incorporated into Part II of this Report.

     Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004 are incorporated into Part III of this Report.

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth under the section entitled “Cautionary Statements” below, that could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

     The Company has investments of approximately $1.7 billion in 218 income-producing real estate properties and mortgages associated with the delivery of healthcare services. As of December 31, 2003, the Company’s real estate portfolio, containing approximately ten million square feet, was comprised of ten major facility types and was operated pursuant to contractual arrangements with 55 healthcare providers. Also, the Company’s mortgage portfolio, containing approximately 1.4 million square feet, was comprised of four major facility types and was operated by nine healthcare providers. At December 31, 2003, the Company provided property management services for 110 healthcare-related properties nationwide, totaling approximately five million square feet. The Company intends to maintain a portfolio of properties that are focused predominantly on the outpatient services and medical office segments of the healthcare industry and are diversified by tenant, geographic location and facility type.

     Management believes that the Company is one of the largest fully-integrated real estate companies focused on income-producing real estate properties related to the delivery of healthcare services. The Company believes that its financial capacity and diverse experience with healthcare provider clients make it one of a limited number of companies that can acquire, manage and develop income-producing real estate related to healthcare services on a national scale.

     Healthcare Realty’s strategy is to be a full-service provider of integrated real estate solutions to quality healthcare providers. Consistent with this strategy, the Company seeks to provide a broad spectrum of services needed to own, acquire, manage and develop healthcare properties, including:

•	leasing;

•	development;

•	management;

•	market research;

•	budgeting;

•	accounting;

•	collection;

•	construction;

•	tenant coordination; and

•	financial services.

     The Company’s development activities are primarily accomplished through pre-leased build-to-suit projects.

     The Company was formed as an independent, unaffiliated healthcare REIT. The Company acquires income-producing real estate properties associated with a diverse group of quality healthcare provider clients in markets where the respective healthcare provider maintains a strong presence. Management believes that the Company has a strategic advantage in providing its services to a more diverse group of healthcare providers because the Company is not affiliated with any of its clients and does not expect to be affiliated with potential clients.

     Management believes that client diversification reduces the Company’s potential exposure to unsuccessful healthcare service strategies and to a concentration of credit with any one healthcare provider. The following table identifies the healthcare providers that accounted for more than 10% of the Company’s revenues during the year ended December 31, 2003:

Provider	Percent of Revenues

HealthSouth Corporation	13%
HCA Inc.	11%

     Approximately 77% of the Company’s real estate investments consist of properties leased to unaffiliated lessees pursuant to long-term net master lease agreements or subject to financial support agreements with the healthcare operators that provide guarantees of the return on the Company’s investment in the properties. Approximately 23% are multi-tenanted properties with occupancy leases, but without other financial support agreements. The Company’s recent real estate acquisitions have not had master lease or property operating agreement financial support arrangements with the health systems on whose campuses the acquired properties are located. Rather, the income from such investments is derived solely from rents paid by the occupying tenants, which include physician practices and hospital operations. Since January 1, 2003, only $10 million in new real estate investments were acquired with property operating agreement financial support arrangements. The Company expects this trend to continue given the highly competitive environment for healthcare real estate acquisitions.

     The Company focuses predominantly on outpatient healthcare facilities, which are designed to provide medical services outside of traditional inpatient hospital or nursing home settings. Management believes the outpatient services segment of the healthcare industry provides the most cost-effective delivery setting and, because of increasing cost pressures, this segment of the healthcare-related real estate market offers the greatest potential for future growth. When compelling opportunities are presented, the Company will invest from time to time in properties associated with the senior living and nursing home industries.

     The Company acquires existing healthcare facilities, provides property management, leasing and build-to-suit development services, and capital for the construction of build-to-suit developments for qualified healthcare operators. The Company owns a diversified portfolio of healthcare properties, many of which are subject to long-term leases or financial support arrangements to ensure the continuity of revenues and coverage of costs and expenses relating to the properties by the tenants and the related healthcare operators.

     Development projects require the Company to provide funding to build facilities on property owned or leased by the Company. In most development transactions, the Company acts as developer and owner and has approval authority with regard to plans, specifications, budgets and time schedules for the completion of the development of the property.

     The master lease and property operating agreements were entered into upon the conveyance to the Company of the facilities, and have initial terms of ten to 20 years with, in some cases, one or more renewal terms exercisable by the healthcare provider of five years each. Most of the agreements are subject to earlier termination upon the occurrence of certain contingencies. As of December 31, 2003, the weighted average remaining lease term pursuant to these agreements was approximately 6.8 years, with expiration dates through 2022. Certain of the agreements also have an option to repurchase the property at specified times during the term of the agreements generally for a price approximately equal to the greater of the fair market value of such property or the Company’s investment in such property. Base rent or support payments vary by agreement taking into consideration various factors, including the credit of the property lessee, the healthcare operator, and the operating performance, location, and physical condition of the property. Many of the property agreements contain provisions for additional rent or support payment increases. The existence and nature of provisions for additional payments in any given agreement relate to, among other factors, the financial strength of the respective property lessee, the healthcare operator, or both, as well as other lease terms.

     The Company operates so as to qualify as a REIT for federal income tax purposes. If so qualified, with limited exceptions, the Company will not be subject to corporate federal income tax with respect to net income distributed to its shareholders. See “Federal Income Tax Information” below.

Acquisitions and Dispositions during the Fourth Quarter of 2003

     There were no acquisitions of properties during the fourth quarter of 2003. During the fourth quarter of 2003, the Company sold a 19,000 square foot comprehensive ambulatory care center in Navarre, Florida for $2.8 million in net proceeds. Also, a mortgage note receivable on a 41,515 square foot physician clinic in Harlingen, Texas was repaid totaling $0.5 million in net proceeds.

Contractual Obligations

     As of December 31, 2003, the Company had contractual obligations of approximately $749.9 million. For a more detailed description of these contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – LIQUIDITY AND CAPITAL RESOURCES – Contractual Obligations,” which is incorporated by reference into Item 7 of this Annual Report from Exhibit 13 hereto.

Mortgage Portfolio

     As of December 31, 2003, the Company’s mortgage portfolio totaled $91.8 million. Approximately 35% of the mortgage notes receivable are secured by assisted living facilities, 25% are secured by independent living facilities, and 22% are secured by skilled nursing facilities. The 14 mortgages in the portfolio at December 31, 2003 represent nine operators.

     As of December 31, 2003, the weighted average maturity of the mortgage portfolio was approximately 3.2 years, with maturity dates through October 2013. Interest rates ranged from 8.68% to 17.26% and are generally adjustable each year to reflect increases in the Consumer Price Index. Substantially all mortgages are subject to a prepayment penalty or exit fee.

Competition

     The Company competes for property acquisitions with, among others:

•	Investors;

•	Healthcare providers;

•	Other healthcare-related REITs;

•	Real estate partnerships; and

•	Financial institutions.

     The financial performance of all of the Company’s properties is subject to competition from similar properties. Certain operators of other properties may have capital resources in excess of those of the Company or the operators of the Company’s properties. In addition, the extent to which the Company’s properties are utilized depends upon several factors, including the number of physicians using the healthcare facilities or referring patients there, competitive systems of healthcare delivery, and the area’s population, size and composition. Private, federal and state payment programs and other laws and regulations may also have a significant effect on the utilization of the properties. Virtually all of the Company’s properties operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

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

     The facilities owned by the Company and the manner in which they are operated are affected by changes in the reimbursement, licensing and certification policies of federal, state and local governments. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. In addition, expansion (including the addition of new beds or services or acquisition of medical equipment) and occasionally the discontinuation of services of healthcare facilities are, in some states, subjected to state regulatory approval through “certificate of need” laws and regulations.

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

     The federal physician self-referral law, commonly known as Stark II (the “Stark Law”), prohibits certain types of practitioners (including a medical doctor, doctor of osteopathy, optometrist, dentist or podiatrist) from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner’s immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties of up to $15,000 per prohibited claim and may be excluded from participating in Medicare and Medicaid.

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

Legislative Developments

     Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, healthcare provider cost-containment initiatives by public and private payors, healthcare coverage for the uninsured, increased scrutiny of medical errors, limits on damages claimed in physician malpractice lawsuits, and a “Patient Bill of Rights” to increase the liability of insurance companies as well as the ability of patients to sue in the event of a wrongful denial of claim. The Company cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on the Company’s business.

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

     Operations of the properties owned, developed or managed by the Company are and will continue to be subject to numerous federal, state, and local environmental laws, ordinances and regulations, including those relating to the following: the generation, segregation, handling, packaging and disposal of medical wastes; air quality requirements related to operations of generators, incineration devices, or sterilization equipment; facility siting and construction; disposal of non-medical wastes and ash from incinerators; and underground storage tanks. Certain properties owned, developed or managed by the Company contain, and others may contain or at one time may have contained, underground storage tanks that are or were used to store waste oils, petroleum products or other hazardous substances. Such underground storage tanks can be the source of releases of hazardous or toxic materials. Operations of nuclear medicine departments at some properties also involve the use and handling, and subsequent disposal of, radioactive isotopes and similar materials, activities which are closely regulated by the Nuclear Regulatory Commission and state regulatory agencies. In addition, several of the properties were built during the period asbestos was commonly used in building construction and other such facilities may be acquired by the Company in the future. The presence of such materials could result in significant costs in the event that any asbestos-containing materials requiring immediate removal and/or encapsulation are located in or on any facilities or in the event of any future renovation activities.

     The Company has had limited environmental site assessments conducted on substantially all of the properties currently owned. These site assessments are limited in scope and provide only an evaluation of potential environmental conditions associated with the property, not compliance assessments of ongoing operations. The Company is not aware of any environmental condition or liability that management believes would have a material adverse effect on the Company’s earnings, expenditures or continuing operations. While it is the Company’s policy to seek indemnification relating to environmental liabilities or conditions, even where sale and purchase agreements do contain such provisions there can be no assurances that the seller will be able to fulfill its indemnification obligations. In addition, the terms of the Company’s leases or financial support agreements do not give the Company control over the operational activities of its lessees or healthcare operators, nor will the Company monitor the lessees or healthcare operators with respect to environmental matters.

Insurance

     Under their leases or financial support agreements, the healthcare operators are required to maintain, at their expense, certain insurance coverages relating to their operations at the leased facilities. In addition, the Company maintains appropriate liability and casualty insurance on its assets and operations. The Company has also obtained title insurance with respect to each of the properties it owns in amounts equal to their respective purchase prices, insuring that the Company holds title to each of the properties free and clear of all liens and encumbrances except those approved by the Company. In the opinion of management of the Company, each of the properties owned by the Company is adequately covered by hazard, liability and business interruption rent insurance.

Employees

     As of February 1, 2004, the Company employed 159 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.

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

     If the Company were to fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions would generally be available if the Company’s failure to meet such test or tests was due to reasonable cause and not to willful neglect, if the Company attaches a schedule of the sources of its income to its return, and if any incorrect information on the schedule was not due to fraud with an intent to evade tax. It is not possible, however, to know whether the Company would be entitled to the benefit of these relief provisions since the application of the relief provisions is dependent on future facts and circumstances. If these provisions were to apply, the Company would be subjected to tax equal to 100% of the net income attributable to the greater of the amount by which the Company failed either of the 75% or the 95% gross income tests. The Company has analyzed its gross income through December 31, 2003 and determined that it has met the 75% and 95% gross income tests for 2003 and preceding years.

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

Distribution Requirement

     In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (a) the sum of (i) 90% of the Company’s “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and the Company’s net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, over (b) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the Internal Revenue Service (“IRS”) if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its “real estate investment trust taxable income,” it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make “required distributions” to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company’s distributions for 2003 were adequate to satisfy its distribution requirement.

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

Failure to Qualify as a REIT

     If the Company were to fail to qualify for federal income tax purposes as a REIT in any taxable year, and the relief provisions were found not to apply, the Company would be subject to tax on its taxable income at regular corporate rates (plus any applicable alternative minimum tax). Distributions to shareholders in any year in which the Company failed to qualify would not be deductible by the Company nor would they be required to be made. In such event, to the extent of current and/or accumulated earnings and profits, all distributions to shareholders would be taxable as ordinary income, including, presumably, subject to the 15% maximum rate on dividends created by the Jobs and Growth Tax Relief Reconciliation Act of 2003, and, subject to certain limitations in the Code, eligible for the 70% dividends received deduction for corporations that are REIT shareholders. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company’s incurring substantial indebtedness (to the extent borrowings were feasible) or liquidating substantial investments in order to pay the resulting taxes.

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

Information Reporting Requirements and Backup Withholding Tax

     The Company will report to its U.S. shareholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any, with respect thereto. Under the backup withholding rules, a U.S. shareholder may be subject to backup withholding, currently at a rate of 28% on dividends paid unless such U.S. shareholder

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

Real Estate Investment Trust Tax Proposals

     Although there is no current legislation pending specifically addressed at REITs, investors must recognize that the present federal income tax treatment of the Company may be modified by future legislative, judicial or administrative actions or decisions at any time, which may be retroactive in effect, and, as a result, any such action or decision may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts. No prediction can be made as to the likelihood as to passage of any new tax legislation or other provisions either directly or indirectly affecting the Company or its shareholders.

Other Tax Proposals and Legislation

     On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003. This new tax legislation reduces the maximum individual tax rate for long-term capital gains generally from 20% to 15% (for sales occurring after May 6, 2003 through December 31, 2008) and for dividends generally from 38.6% to 15% (for tax years from 2003 through 2008). Without future congressional action, the maximum tax rate on long-term capital gains will return to 20% in 2009, and the maximum rate on dividends will move to 35% in 2009 and 39.6% in 2011. Because a REIT is not generally subject to federal income tax on the portion of its REIT taxable income or capital gains distributed to its shareholders, distributions of dividends by a REIT are generally not eligible for the new 15% tax rate on dividends. As a result the Company’s ordinary REIT dividends will continue to be taxed at the higher tax rates (currently, a maximum of 35%) applicable to ordinary income.

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

Employee Benefit Plans, Tax-qualified Retirement Plans and IRAs

     Each fiduciary of an employee benefit plan subject to Title I of ERISA (an “ERISA Plan”) should carefully consider whether an investment in stock of the Company is consistent with its fiduciary responsibilities under ERISA. In particular, the fiduciary requirements of Part 4 of Title I of ERISA require (i) an ERISA Plan’s investments to be prudent and in the best interests of the ERISA Plan, its participants and beneficiaries, (ii) an ERISA Plan’s investments to be diversified in order to reduce the risk of large losses, unless it is clearly prudent not to do so, (iii) an ERISA Plan’s investments to be authorized under ERISA and the terms of the governing documents of the ERISA Plan and (iv) that the fiduciary not cause the ERISA Plan to enter into transactions prohibited under Section 406 of ERISA. In determining whether an investment in stock of the Company is prudent for purposes of ERISA, the appropriate fiduciary of an ERISA Plan should consider all of the facts and circumstances, including whether the investment is reasonably designed, as a part of the ERISA Plan’s portfolio for which the fiduciary has investment responsibility, to meet the objectives of the ERISA Plan, taking into consideration the risk of loss and opportunity for gain (or other return) from the investment, the diversification, cash flow and funding requirements of the ERISA Plan and the liquidity and current return of the ERISA Plan’s portfolio. A fiduciary should also take into account the nature of the Company’s business, the length of the Company’s operating history and other matters described below under “Cautionary Statements.”

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

     Corporate Governance Guidelines

     The Company has adopted Corporate Governance Guidelines. The Corporate Governance Guidelines are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any shareholder who requests a copy.

     Committee Charters

     The Board of Directors has an Audit Committee, Compensation Committee and Corporate Governance Committee. The Board of Directors has adopted written charters for each committee, which are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any shareholder who requests a copy.

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

     The Company owns facilities that are operated by companies that have experienced problems.

     The United States Department of Justice and Securities and Exchange Commission have accused HealthSouth Corporation and several of its officers, including its former Chief Executive Officer, of overstating earnings and assets included in HealthSouth’s financial statements. The case is still under investigation. HealthSouth hired a firm of forensic accountants to assist it in investigating the allegations.

     On August 28, 2003, HealthSouth publicly announced that its lending banks had waived a payment blockage to allow HealthSouth to pay $117 million in past due interest to the holders of its subordinated indebtedness. On January 16, 2004, HealthSouth publicly announced that it had refinanced its convertible subordinated debentures due April 1, 2003 from the net proceeds of a $355 million, seven-year maturity, senior subordinated term loan. HealthSouth stated that it is current on all outstanding principal and interest payments due under HealthSouth’s various borrowing agreements.

     The Company owns 27 facilities that are operated by HealthSouth, of which 25 are master leased and two are multi-tenanted facilities in which HealthSouth is a tenant providing surgery, diagnostic and related services. The Company’s total investment in these facilities was $267.7 million, or approximately 16.3% of its total investments, at December 31, 2003. Approximately 15% of the Company’s 2003 revenues were related to these properties. Since the public announcement of the case against HealthSouth in March 2003, the Company has received all material amounts due from HealthSouth. The Company can give no assurance that receipt of such amounts will continue.

          Tenet Healthcare Corporation and its subsidiaries are subject to several federal and state civil and criminal enforcement actions and several related civil lawsuits. These claims involve allegations against Tenet and several of its hospitals of illegal kickbacks to induce referrals to the hospitals, improper Medicare coding practices, including on Medicare cost reports non-reimbursable costs related to physicians’ practices, improper outlier payments, and inflating charges for medical services, pharmaceutical supplies and prescription drugs. On August 4, 2003, Tenet reached a settlement in the amount of $54 million with the United States and the State of California arising out of claims that two physicians who had privileges at one of Tenet’s hospitals performed unnecessary invasive cardiac procedures at the hospital.

          Tenet has stated in its public filings with the SEC that its financial statements do not reflect all potential liabilities that may ultimately arise from these matters, that such liabilities individually or in the aggregate could be material, and that if and when recognized, the effect of such liabilities could have a material adverse effect on Tenet’s liquidity, financial position and results of operations.

          The Company owns 13 facilities that are operated by Tenet, of which six are master leased, six are subject to financial support agreements whereby Tenet guarantees the Company a certain return on its investments, and one is a multi-tenanted facility in which Tenet is a tenant. The Company’s total investment in these facilities was $109.0 million, or approximately 6.5% of its total investments, at December 31, 2003. Approximately 11% of the Company’s 2003 revenues were related to these properties. The Company has received no indication from Tenet that it will be unable to continue paying amounts owed to the Company under its current leases and financial support agreements, but the Company can give no assurance that receipt of such amounts will continue.

     Adverse trends in the financial condition and corporate strategy of healthcare providers can negatively affect the lease revenues and values of the Company’s investments.

     The healthcare service industry is currently experiencing:

•	Substantial changes in the method of delivery of healthcare services;

•	Intense competition among healthcare providers for patients;

•	Increased expense for uninsured patients;

•	Continuing pressure by private and governmental payors; and

•	Increased scrutiny and formal investigations by federal and state authorities.

These changes can adversely affect the economic performance of some or all of the tenants and sponsors who provide financial support to the Company’s investments and, in turn, negatively impact the lease revenues and the value of the Company’s property investments.

     Two healthcare providers account for 28% of the Company’s portfolio, which would magnify the negative effect on the Company if a larger provider were to suffer financial hardships.

     Currently, approximately 28% of the Company’s real estate portfolio, including mortgages, is leased to, or supported by its two largest healthcare provider clients. To varying degrees, these providers have experienced the pressures listed above. Any financial problems experienced by these providers would negatively impact the support arrangements that the Company has with these providers and require the Company to rely solely upon rental revenue from occupant tenants in the event that the providers’ financial problems significantly deteriorated their earnings and ability to meet support commitments. If the Company is required to rely solely upon tenant occupants with respect to one or more properties, it will experience the typical risks associated with real estate investments enjoying no supplemental credit support, including competition for individual tenants and the renewal or roll-over of existing leases. Conversely, if the inpatient occupancy rate at a hospital near a Company facility deteriorated to a level at which operating cash flows would be insufficient to cover the payments to the Company, the Company would have to rely upon the general credit of the provider or the related guarantor, if any.

     The highly competitive environment for healthcare real estate is expected to result in a reduction of financial support agreements, which could result in higher vacancy rates and is likely to result in increased management expenses.

     Approximately 77% of the Company’s real estate investments consist of properties leased pursuant to long-term net master lease agreements or subject to financial support agreements. Approximately 23% are multi-tenanted properties with occupancy leases, but without other financial support agreements. The Company’s recent acquisitions have not had master lease or financial support arrangements, and the Company expects this trend to continue given the highly competitive environment for healthcare real estate acquisitions. This trend could result in higher vacancy rates in the Company’s properties and, because the occupancy leases with multi tenants require more management than master leases, is likely to result in increased management expenses.

     Operators of senior living assets continue to experience financial pressure which may affect their ability to meet their obligations to the Company.

     Due to a variety of factors, operators of senior living facilities continue to experience financial pressure. These factors include the implementation of cost-containment initiatives by private and governmental payors as well as increased liability insurance expense. As a result of the acquisition of Capstone Capital Corporation in 1998, the Company’s portfolio of senior living facilities increased substantially and constituted approximately 28.5% of its investments at December 31, 2003. Since the Capstone acquisition, several senior living facility operators have declared bankruptcy. These operators were mainly large, publicly-traded companies which comprised a relatively small percentage of the overall senior living industry. The Company cannot be certain that additional operator failures in this sector will not occur.

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

     At times, the Company may have limited access to capital, which will slow the Company’s growth.

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

     Healthcare providers are subject to federal and state laws and regulations, which govern financial and other arrangements between healthcare operators. While the Company’s management services provide guidance for compliance with fraud and abuse statutes, the Company has no direct control over its tenants’ ability to meet the numerous state and federal regulatory requirements. If a tenant does not continue to meet all regulatory requirements, such tenant may lose its ability to provide or bill for healthcare services. If the Company could not attract another healthcare provider on a timely basis or on acceptable terms, the Company’s revenues would suffer. In addition, many of the Company’s properties are special-purpose facilities that may not be easily adaptable to uses unrelated to healthcare. Transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

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

Item 2. Properties

     In addition to the properties described under Item 1, “Business” and in Schedule III of Item 15 hereto, the Company leases its headquarters office space.

     The Company’s headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The Company’s current lease agreement, which commenced on November 1, 2003, covers approximately 24,969 square feet of rented space and expires on October 31, 2010, with two five-year renewal options. Annual base rent is approximately $450,000 in the first lease year and is increased approximately 3.25% annually.

Item 3. Legal Proceedings

     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October, 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified damages. The Company does not believe that these claims have merit and has filed a motion to dismiss the case asserting various defenses, including the statute of limitations.

     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Securityholders

     No matter was submitted to a vote of shareholders during the fourth quarter of 2003.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Shares of the Company’s common stock are traded on The New York Stock Exchange under the symbol “HR.” As of December 31, 2003, there were approximately 1,908 shareholders of record. The following table sets forth the high and low sales prices per common share and the distributions declared per common share in the periods indicated.

			Distributions
			Declared
	High	Low	per Share

2003
First Quarter	$29.93	$22.96	$0.610
Second Quarter	31.24	24.42	0.615
Third Quarter	33.00	29.17	0.620
Fourth Quarter	36.74	31.86	0.625
2002
First Quarter	$30.94	$27.15	$0.590
Second Quarter	32.10	27.50	0.595
Third Quarter	32.35	23.75	0.600
Fourth Quarter	32.34	27.25	0.605

     On January 27, 2004, the Company declared an increase in its quarterly common stock dividend from $0.625 per share ($2.50 annualized) to $0.630 per share ($2.52 annualized) payable to shareholders of record as of February 13, 2004. This dividend will be paid on March 4, 2004. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by the Board of Directors. Future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, the Company’s financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

Equity Compensation Plan Information

     The following table provides information about the Company’s Common Stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans as of December 31, 2003, including the 1993 Employees Stock Incentive Plan, the 2003 Employees Restricted Stock Incentive Plan, the 2000 Employee Stock Purchase Plan, the 1994 Dividend Reinvestment Plan, and the 1995 Restricted Stock Plan for Non-Employee Directors. The 1993 Employees Stock Incentive Plan expired in 2002, and no further grants will be made under this plan (although pre-existing restricted stock grants remain outstanding and continue to be subject to the terms of the plan).

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance under
	be issued upon exercise	exercise price of	equity compensation plans (excluding
	of outstanding options,	outstanding options,	securities reflected in the first
Plan category	warrants and rights(1)	warrants and rights(1)	column)(2)

Equity compensation plans approved by security holders	324,854	—	1,508,138 (2)
Equity compensation plans not approved by security holders	0	—	2,089,657 (3)

Total	324,854	—	3,597,795

(1)	The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of Common Stock may be purchased at a per share price equal to 85% of the fair market value of the Common Stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

(2)	Includes securities available for future issuance under the 2000 Employee Stock Purchase Plan, the 1994 Dividend Reinvestment Plan, and the 1995 Restricted Stock Plan for Non-Employee Directors. No securities are available for future issuance under the 1993 Employees Stock Incentive Plan.

(3)	Includes securities available for future issuance under the 2003 Employees Restricted Stock Incentive Plan.

     All of the Company’s equity compensation plans were approved by the shareholders, except the 2003 Employees Restricted Stock Incentive Plan, which provides for awards of restricted shares of the Company’s Common Stock to full-time salaried employees of the Company or its subsidiaries and affiliates on such terms and conditions, and subject to such restrictions, as the Compensation Committee may determine. Such conditions may be based on continuing employment or achievement of pre-established financial objectives or both.

     Shares of Common Stock will be issued upon attaining the financial objectives. Subject to the risk of forfeiture and transfer restrictions, eligible employees shall have all rights as shareholders with respect to the shares issued pursuant to the plan, including the right to vote and receive dividends or other distributions on such shares. Upon certain merger, change in control, or liquidation events involving the Company, all shares covered by outstanding awards under the plan will immediately vest, unless provisions are made in connection with such transaction for the continuance of the plan. Moreover, all shares covered by outstanding awards will immediately vest if a participant retires or his employment with the Company is terminated without cause.

Item 6. Selected Financial Data

     The Company’s selected financial data, set forth in its 2003 Annual Report to Shareholders under the caption “Selected Financial Information,” is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company’s information relating to management’s discussion and analysis of financial condition, set forth in the Company’s 2003 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     See “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the Company’s 2003 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

     The Company’s financial statements and the related notes, together with the report of Ernst & Young LLP thereon, set forth in the Company’s 2003 Annual Report to Shareholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth fiscal quarter.

     In the fourth quarter of 2003, the Company engaged Protiviti, an independent risk consulting and internal audit firm, to assist the Company in evaluating and documenting the Company’s controls and procedures.

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors

     Information with respect to directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004 under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers

     The executive officers of the Company are:

Name	Age	Position

David R. Emery	59	Chairman of the Board & Chief Executive Officer
Scott W. Holmes	49	Senior Vice President & Chief Financial Officer
J. D. Carter Steele	55	Senior Vice President & Chief Operating Officer
John M. Bryant, Jr.	37	Senior Vice President & General Counsel

     Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for 30 years.

     Mr. Holmes has served as the Chief Financial Officer since January 1, 2003 and was the Senior Vice President — Financial Reporting (principal accounting officer) from October 1998 until January 1, 2003. Prior to joining the Company, Mr. Holmes was Vice President — Finance and Data Services at Trigon HealthCare, Inc. Mr. Holmes was an audit senior manager with Ernst & Young, LLP for more than 13 years and has considerable audit and financial reporting experience relating to public companies.

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

     Mr. Bryant became the Company’s Senior Vice President and General Counsel on November 1, 2003. From April 22, 2002 until November 1, 2003, Mr. Bryant was Vice President and Assistant General Counsel, prior to which he was in the private practice of law since 1992.

     Each of the Executive Officers has entered into an employment agreement with the Company. Information with respect to the terms of office of the Executive Officers is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004 under the caption “Executive Compensation – Employment Contracts and Change-In-Control Arrangements,” and is incorporated herein by reference.

Code of Ethics

     The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics is posted on the Company’s website (www.healthcarerealty.com) and available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Investor Relations: Healthcare Realty Trust Incorporated, 3310 West End Avenue, Suite 700, Nashville, Tennessee 37203. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.

Section 16(a) Compliance

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004 under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Item 11. Executive Compensation

     Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004 under the caption “Executive Compensation,” is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

     Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information relating to certain relationships and related transactions, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004 under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information relating to the fees paid to the Company’s accountant, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2004 under the caption “Audit Committee – Audit and Non-Audit Fees,” is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Index to Historical Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:

The following financial statements of Healthcare Realty Trust Incorporated are incorporated by reference in Item 8 of this Report from the 2003 Annual Report to Shareholders:

Audited Consolidated Financial Statements

•	Report of Independent Auditors.

•	Consolidated Balance Sheets – December 31, 2003 and 2002.

•	Consolidated Statements of Income for the years ended December 31, 2003, December 31, 2002 and December 31, 2001.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, December 31, 2002 and December 31, 2001.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002 and December 31, 2001.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts at December 31, 2003	S-1
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2003	S-2
Schedule IV — Mortgage Loans on Real Estate at December 31, 2003	S-3

All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit		Description
Number		of Exhibits

3.1	—	Second Articles of Amendment and Restatement of the Registrant.(1)

3.2	—	Amended and Restated Bylaws of the Registrant.(4)

4.1	—	Specimen stock certificate.(1)

4.2	—	Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee.(7)

4.3	—	First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee.(7)

4.4	—	Form of 8.125% Senior Note Due 2011.(7)

10.1	—	1993 Employees Stock Incentive Plan.(1)

10.2	—	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated.(3)

10.3	—	Executive Retirement Plan, as amended.(5)

10.4	—	Retirement Plan for Outside Directors.(1)

10.5	—	Non-Qualified Deferred Compensation Plan.(5)

10.6	—	Executive Variable Incentive Compensation Plan. (5)

10.7	—	2000 Employee Stock Purchase Plan.(5)

10.8	—	Dividend Reinvestment Plan.(2)

10.9	—	2003 Employees Restricted Stock Incentive Plan. (8)

10.10	—	Amendment No. 1 to 2003 Employee Restricted Stock Incentive Plan (filed herewith).

10.11	—	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated. (9)

10.12	—	Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated. (10)

10.13	—	Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated. (9)

10.14	—	Employment Agreement by and between J.D. Carter Steele and Healthcare Realty Trust Incorporated. (9)

Exhibit		Description
Number		of Exhibits

10.15	—	Form of Note Purchase Agreement, dated as of March 1, 2000, pertaining to $70,000,000 aggregate principal amount of 9.49% Senior Notes due April 1, 2006.(6)

10.16	—	Credit Agreement, dated as of October 24, 2003, among the Company; Bank of America, N.A.; Fleet National Bank; USB Loan Finance LLC; Wachovia Bank, National Association; Credit Lyonnais New York Branch; Key Bank, National Association; LaSalle Bank, National Association; SunTrust Bank; Union Planters Bank; and Banc of America Securities LLC. (10)

10.17	—	Retirement Agreement, dated December 31, 2002, between Healthcare Realty Trust Incorporated and Timothy G. Wallace. (9)

10.18	—	Amended and Restated Executive Retirement Plan. (8)

11	—	Statement re computation of per share earnings (contained in Note 10 to the Notes to the Consolidated Financial Statement in the Annual Report to Shareholders for the year ended December 31, 2003 filed herewith as Exhibit 13).

13	—	Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2003 (filed herewith).

21	—	Subsidiaries of the Registrant (filed herewith).

23	—	Consent of Ernst & Young LLP, independent auditors (filed herewith).

31.1	—	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-72860) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2000 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	1993 Employees Stock Incentive Plan of Healthcare Realty Trust Incorporated (filed as Exhibit 10.1)

2.	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated (filed as Exhibit 10.2)

3.	Executive Retirement Plan, as amended (filed as Exhibit 10.3)

4.	Retirement Plan for Outside Directors (filed as Exhibit 10.4)

5.	Non-Qualified Deferred Compensation Plan (filed as Exhibit 10.5)

6.	Executive Variable Incentive Compensation Plan (filed as Exhibit 10.6)

7.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.7)

8.	2003 Employees Restricted Stock Incentive Plan (filed as Exhibit 10.9)

9.	Amendment No. 1 to 2003 Employees Restricted Stock Incentive Plan (filed as Exhibit 10.10)

10.	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated (filed as Exhibit 10.11)

11.	Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (filed as Exhibit 10.12)

12.	Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated (filed as Exhibit 10.13)

13.	Employment Agreement by and between J. D. Carter Steele and Healthcare Realty Trust Incorporated (filed as Exhibit 10.14)

(b)	Reports on Form 8-K

     The Company furnished in accordance with Regulation FD the following reports on Form 8-K or Form 8-K/A during the fourth quarter of 2003.

Date of Earliest
Event Reported	Date Filed	Items Reported

December 4, 2003	December 3, 2003	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure
October 28, 2003	October 31, 2003	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure
Item 12. Results of Operations and Financial Condition

(c)	Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3).

(d)	Financial Statement Schedules

The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 24, 2004.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ David R. Emery

David R. Emery
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery David R. Emery	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2004

/s/ Scott W. Holmes Scott W. Holmes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2004

/s/ Leigh Ann Stach Leigh Ann Stach	Vice President, Financial Reporting (Principal Accounting Officer)	February 24, 2004

/s/ Errol L. Biggs, Ph.D. Errol L. Biggs, Ph.D.	Director	February 24, 2004

/s/ Charles Raymond Fernandez, M.D. Charles Raymond Fernandez, M.D.	Director	February 24, 2004

/s/ Batey M. Gresham, Jr. Batey M. Gresham, Jr.	Director	February 24, 2004

/s/ Marliese E. Mooney Marliese E. Mooney	Director	February 24, 2004

/s/ Edwin B. Morris, III Edwin B. Morris, III	Director	February 24, 2004

/s/ John Knox Singleton John Knox Singleton	Director	February 24, 2004

/s/ Dan S. Wilford Dan S. Wilford	Director	February 24, 2004

Schedule II – Valuation and Qualifying Accounts at December 31, 2003
(dollars in thousands)

			Additions

		Balance At	Charged to	Charged to		Balance
		Beginning	Costs and	Other		At End of
Description		of Period	Expenses	Accounts(2)	Deductions(1)	Period

2003	Accounts receivable allowance	$6,827	$1,228	$—	$6,393	$1,662
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$7,827	$1,228	$—	$6,393	$2,662

2002	Mortgage notes receivable allowance	$1,421	$300	$(1,028)	$693	$—
	Accounts receivable allowance	3,005	3,094	1,028	300	6,827
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$5,426	$3,394	$—	$993	$7,827

2001	Mortgage notes receivable allowance	$1,709	$200	$—	$488	$1,421
	Accounts receivable allowance	1,718	1,834	—	547	3,005
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$4,427	$2,034	$—	$1,035	$5,426

(1)	Write-off of the related receivable accounts.

(2)	Reallocation of Mortgage notes receivable allowance to Accounts receivable allowance in 2002.

Schedule III — Real Estate and Accumulated Depreciation at December 31, 2003
(dollars in thousands)

						Buildings, Improvements,
			Land			Lease Intangibles, and CIP

				Costs			Costs
				Capitalized			Capitalized
				Subsequent			Subsequent
	Number of		Initial	to		Initial	to
Facility Type	Properties	State	Investment	Acquisition	Total	Investment	Acquisition	Total

Ancillary Hospital Facilities	60	AL, AZ, CA, FL, GA, HI, KS, LA, MS, NV, PA, TN, TX, VA, WY	$46,358	$1,398	$47,756	$456,348	$28,285	$484,633
Assisted Living Facilities	30	AL, CT, FL, GA, MO, MS, NC, NJ, OH, PA, TN, TX, VA	8,562	—	8,562	158,344	—	158,344
Comprehensive Ambulatory Care Center	12	AZ, CA, FL, MO, TX	11,948	682	12,630	131,604	8,454	140,058
Independent Living Facilities	4	TX	—	—	—	42,839	829	43,668
Inpatient Rehabilitation Facilities	9	AL, FL, PA, TX	5,835	—	5,835	150,660	—	150,660
Medical Office Buildings	13	FL, PA, TN, TX, VA	9,143	21	9,164	89,255	3,322	92,577
Other Inpatient Facilities	4	CA, MI, PA, TX	9,012	150	9,162	26,296	—	26,296
Other Outpatient Facilities	12	AL, AR, CA, FL, GA, IL, MO, MS, NV, VA	7,090	437	7,527	35,481	190	35,671
Physician Clinics	27	CA, FL, GA, IL, MA, MO, TN, TX, VA	26,654	165	26,819	114,630	2,355	116,985
Skilled Nursing Facilities	33	AZ, CO, FL, IN, KS, MI MO, OK, PA, TN, TX, VA	12,001	276	12,277	167,389	2,343	169,732
Total Real Estate	204		136,603	3,129	139,732	1,372,846	45,778	1,418,624
Corporate Property	—		—	—	—	—	—	—

Total Property	204		$136,603	$3,129	$139,732	$1,372,846	$45,778	$1,418,624

[Continued from above]

		(3)	(1)
	Personal	Total	Accumulated		Date	Date
Facility Type	Property	Assets	Depreciation	Encumbrances	Acquired	Constructed

Ancillary Hospital Facilities	$734	$533,123	$79,221	$43,754	1993-2003	1970-2002 2 under const.(2)
Assisted Living Facilities	1,589	168,495	24,335	—	1998-2001	1989-2000
Comprehensive Ambulatory Care Center	98	152,786	23,722	—	1993-1998	1991-2003
Independent Living Facilities	12	43,680	7,132	—	1998	1997-1998
Inpatient Rehabilitation Facilities	—	156,495	22,735	—	1998	1983-1991
Medical Office Buildings	712	102,453	10,166	3,802	1993-2003	1978-2002
Other Inpatient Facilities	—	35,458	5,235	—	1994-1998	1983-2003
Other Outpatient Facilities	46	43,244	7,976	—	1993-1999	1906-1998
Physician Clinics	51	143,855	19,933	5,856	1993-2001	1905-1999
Skilled Nursing Facilities	1,903	183,912	29,881	—	1993-2003	1950-1998
Total Real Estate	5,145	1,563,501	230,336	53,412
Corporate Property	9,271	9,271	2,427	—

Total Property	$14,416	$1,572,772	$232,763	$53,412

(1)	Depreciation is provided on land improvements over 15 years, buildings and improvements over 31.5 or 39.0 years, lease intangibles over average remaining life of leases in place upon acquisition, and personal property over 5.0 to 7.0 years.

(2)	Development at 12/31/03.

(3)	Total assets at 12/31/03 have an estimated aggregate total cost of $1.4 billion for Federal Income Tax Purposes.

(4)	Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2003, 2002, and 2001:

(continued on the next page)

	Year to Date Ending 12/31/03		Year to Date Ending 12/31/02		Year to Date Ending 12/31/01

	Total	Accumulated	Total	Accumulated	Total	Accumulated
	Property	Depreciation	Property	Depreciation	Property	Depreciation

Beginning Balance	$1,484,939	$192,293	$1,521,213	$159,989	$1,489,863	$121,376
Additions during the period:
Real Estate	91,005	42,350	41,697	40,298	33,603	40,112
Corporate Property	5,316	695	1,094	481	704	378
Construction in Progress	12,805	—	6,666	—	22,251	—
Retirements/dispositions:
Real Estate	(21,022)	(2,329)	(85,484)	(8,262)	(25,183)	(1,862)
Corporate Property	(271)	(246)	(247)	(213)	(25)	(15)

Ending Balance	$1,572,772	$232,763	$1,484,939	$192,293	$1,521,213	$159,989

Schedule IV – Mortgage Loans On Real Estate
As of December 31, 2003
(dollars in thousands)

			Periodic	Original
	Interest	Maturity	Payment	Face	Carrying	Balloon
Description	Rate	Date	Terms	Amount	Amount(5)	Payment

Individual permanent mortgages in excess of 3% of the total carrying amount:
Independent living facility located in Florida	10.50%	6/11/2006	(6)	$20,971	$17,727	$17,176	(9)
Specialty hospital located in Arizona	10.39%	11/1/2004	(1)	17,800	16,743	16,409	(2)
Skilled nursing facility located in Tennessee	10.09%	10/27/2013	(6)	12,380	12,700	12,380	(3)
Assisted living facility located in Florida	9.50%	2/1/2009	(1)	6,300	5,985	5,378	(4)
Assisted living facility located in Florida	10.99%	1/1/2008	(1)	5,825	5,496	5,075	(4)
Independent living facility located in Florida	14.00%	9/27/2006	(6)	5,334	5,334	5,334	(10)
Assisted living facility located in California	9.26%	11/1/2005	(1)	5,300	4,926	4,736	(4)
Assisted living facility located in Idaho	13.29%	10/1/2002	(1)	4,970	4,733	4,701	(4)
Assisted living facility located in Arizona	11.36%	12/15/2006	(1)	4,805	4,633	4,452	(4)
Skilled nursing facility located in Tennessee	11.38%	1/1/2003	(1)	4,000	3,716	3,716	(8)
Assisted living facility located in South Carolina	8.68%	12/1/2005	(1)	5,273	2,912	2,734	(4)
Assisted living facility located in Oregon	10.48%	2/13/2008	(7)	2,950	2,761	2,524	(11)
Other mortgages less than 3% of the total carrying amount:
Two skilled nursing facilities located in the states of	From	Jan-04			3,059
Michigan, Tennessee with original face amounts	15.16%
of $1.0 million and $1.625 million	to
	17.26%
One assisted living facility in Georgia	14.60%	Jan-04	(1)	1,125	1,110	1,102	(4)

Total Mortgage Notes Receivable					$91,835

Notes:

(1)	Paid in monthly installments of principal and interest. Principal payable in full at maturity date. Amortized over 300 months.

(2)	No prepayment penalty until 4th year, then 3% penalty scaling down 1% annually.

(3)	Prepayment penalty cannot be determined because future interest rate fluctuations are based on future Consumer Price Index.

(4)	Yield Maintenance Amount is defined generally as % of the Principal Amount Being Prepaid x [(Present Value of the principal and Interest payments remaining to maturity at a discount rate) – (Principal Amount outstanding at the time of prepayment)].

(5)	Mortgages acquired in the Capstone merger generally include a purchase adjustment.

(6)	Interest only until maturity. Then principal is payable in full.

(7)	Paid in monthly installments of principal and interest. Amortized over 120 months.

(8)	Prepayment may be made with the following penalties: 1% during first 2 years, 2% during third loan year, 1.5% in fourth loan year, 1% thereafter until maturity.

(9)	Prepayment may be made after 1 year provided that any partial prepayment exceeds $500,000 and partial prepayments cannot reduce principal balance by more than $4 million in any 12 month period.

(10)	Prepayment may be made with the following penalties: 4% during first year, 3% during second loan year, 2% in third loan year, 1% thereafter until maturity.

(11)	Prepayment may be made after 5 years with the following penalties: 5% during sixth year, 4% during seventh loan year, 3% in eighth loan year, 2% during the ninth lease year, and 1% during the tenth lease year. Prepayment may be made after the tenth lease year without prepayment premium.

(continued on next page)

	Years Ended December 31,

	2003	2002	2001

Balance at beginning of period	$102,792	$122,074	$171,006
Additions during period:
New or acquired mortgages	28,952	3,978	2,962

	28,952	3,978	2,962
Deductions during period:
Scheduled principal payments	(743)	(1,032)	(1,540)
Mortgage repayments	(20,642)	(21,592)	(20,648)
Foreclosures and assignments	(18,524)	—	—
Amortization	—	(636)	(635)
Other	—	—	552

	(39,909)	(23,260)	(51,894)

Balance at end of period	$91,835	$102,792	$122,074