Form 10-Q
period 2004-03-31
HEALTHCARE REALTY TRUST INC
filed 2004-05-07
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Yes    [X]    No [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    [X]    No [   ]

     As of May 1, 2004, 43,048,018 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST
INCORPORATED

FORM 10-Q

March 31, 2004

Part I. FINANCIAL INFORMATION

Healthcare Realty Trust Incorporated

Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Real estate properties:
Land	$140,387	$139,732
Buildings, improvements and lease intangibles	1,460,458	1,405,426
Personal property	14,268	14,416
Construction in progress	15,220	13,198

	1,630,333	1,572,772
Less accumulated depreciation	(243,178)	(232,763)

Total real estate properties, net	1,387,155	1,340,009
Cash and cash equivalents	59,125	3,840
Mortgage notes receivable	93,057	91,835
Other assets, net	108,476	90,026

Total assets	$1,647,813	$1,525,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$716,872	$590,281
Accounts payable and accrued liabilities	20,342	15,649
Other liabilities	15,784	17,502

Total liabilities	752,998	623,432

Commitments	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	0	0
Common stock, $.01 par value; 150,000,000 shares authorized; outstanding 43,046,892 –2004 and 42,823,916 – 2003	430	428
Additional paid-in capital	1,062,864	1,054,465
Deferred compensation	(24,976)	(18,396)
Cumulative net income	533,471	515,659
Cumulative dividends	(676,974)	(649,878)

Total stockholders’ equity	894,815	902,278

Total liabilities and stockholders’ equity	$1,647,813	$1,525,710

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on
Form 10-K for the year ended December 31, 2003, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Consolidated Statements of Income
For The Three Months Ended March 31, 2004 and 2003
(Dollars in thousands, except per share data)
(Unaudited)

	2004	2003
REVENUES:
Master lease rental income	$23,010	$22,339
Property operating income	24,764	19,801
Straight-line rent	182	620
Mortgage interest income	2,814	2,681
Interest and other income	894	1,580

	51,664	47,021
EXPENSES:
General and administrative	3,417	2,669
Property operating expenses	10,362	7,661
Interest	8,973	8,446
Depreciation	11,087	10,128
Amortization	13	13

	33,852	28,917

INCOME FROM CONTINUING OPERATIONS	17,812	18,104
DISCONTINUED OPERATIONS
Operating income from discontinued operations	0	464

NET INCOME	$17,812	$18,568

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.43	$0.44

Discontinued operations per common share	$0.00	$0.01

Net income per common share	$0.43	$0.45

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.42	$0.44

Discontinued operations per common share	$0.00	$0.01

Net income per common share	$0.42	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	41,668,173	40,819,618

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	42,379,283	41,615,403

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.630	$0.610

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on
Form 10-K for the year ended December 31, 2003, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2004 and 2003
(Dollars in thousands)
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$17,812	$18,568
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,487	10,671
Deferred compensation amortization	848	692
Increase in other liabilities	2,521	364
Increase in other assets	(16,923)	(1,364)
Increase in accounts payable and accrued liabilities	2,650	5,625
Increase in straight line rent	(182)	(665)

Net cash provided by operating activities	18,213	33,891
Cash flows from investing activities:
Acquisition and development of real estate properties	(58,245)	(13,870)
Funding of mortgages	0	(60)
Proceeds from sales of real estate	479	0
Proceeds from mortgage repayments	178	2,810

Net cash used in investing activities	(57,588)	(11,120)
Cash flows from financing activities:
Borrowings on notes and bonds payable	378,494	43,000
Repayments on notes and bonds payable	(255,731)	(39,458)
Dividends paid	(27,096)	(25,622)
Debt issuance costs	(1,980)	0
Termination of interest rate swap	0	18,411
Common stock redemption	0	(10,902)
Proceeds from issuance of common stock	973	461

Net cash provided by (used in) financing activities	94,660	(14,110)

Increase in cash and cash equivalents	55,285	8,661
Cash and cash equivalents, beginning of period	3,840	402

Cash and cash equivalents, end of period	$59,125	$9,063

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on
Form 10-K for the year ended December 31, 2003, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

Note 1. Significant Accounting Policies

     The accompanying unaudited consolidated financial statements and notes of Healthcare Realty Trust Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003. Management believes, however, that all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2004 due to many reasons including, but not limited to, acquisitions, dispositions, changes in interest rates and the effect of trends as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

     This interim financial information should be read in conjunction with the financial statements and MD&A included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003.

Stock Issued to Employees

     The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its equity-based awards to employees.

     The following table represents the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 as if the Company had applied the fair value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended
	March 31,
(in thousands, except per share data)	2004	2003
Net income, as reported	$17,812	$18,568
Compensation expense for equity-based awards to employees under the fair value method	(112)	(222)

Pro-forma net income	$17,700	$18,346
Earnings per share, as reported
Basic	$0.43	$0.45
Assuming dilution	$0.42	$0.45
Pro-forma earnings per share
Basic	$0.42	$0.45
Assuming dilution	$0.42	$0.44

     During the first quarter of 2004, the Company issued 188,921 shares of restricted stock to employees under its various benefit plans totaling approximately $7.4 million. The shares have vesting periods ranging from three to 12 years.

Retirement Plans

     The Company has retirement plans under which certain employees, as designated by the Compensation Committee of the Board of Directors, and the Company’s outside directors may receive certain retirement benefits as described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The plans are unfunded and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations at March 31, 2004 and 2003.

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Benefit obligation, beginning of period	$5,682	$4,609
Service costs	122	105
Interest costs	89	70
Other	(283)	8
Actuarial gain (loss)	(28)	86

Benefit obligation, end of period	5,582	4,878
Unrecognized net actuarial gain	(648)	(414)

Net pension liability in accrued liabilities	$4,934	$4,464

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46R”), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidations of Variable Interest Entities”, which was issued in January 2003. Beginning in 2004, the Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation was applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

     The Company adopted FIN 46R to existing VIEs in which it has variable interests. The adoption of FIN 46R did not have an impact on the Company’s consolidated balance sheet. As the Company continues to evaluate the impact of applying FIN 46R, entities may be identified that would need to be consolidated by the Company.

Note 2. Properties

     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board

Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of March 31, 2004, the Company had investments in 228 properties and mortgages located in 30 states as follows:

	Number of	Investments
	Properties	(in thousands)	Percent
Medical office/Outpatient facilities	134	$1,037,208	60.2%
Assisted living facilities	38	205,745	11.9%
Skilled nursing facilities	36	198,550	11.5%
Inpatient rehabilitation facilities	9	156,495	9.1%
Independent living facilities	6	67,031	3.9%
Other inpatient facilities	5	49,131	2.9%
Corporate property	—	9,230	0.5%

	228	$1,723,390	100.0%

Asset Acquisitions and Dispositions

     During the first quarter of 2004, the Company invested $18.0 million in a 141,765 square foot medical office building on an Advocate Healthcare hospital campus in Illinois and invested $30.0 million in seven medical office buildings totaling 283,452 square feet on Ascension Health hospital campuses in Michigan and Arizona. The Company will provide property management services on the buildings on Ascension Health campuses. These acquisitions were funded with proceeds from the Unsecured Credit Facility due 2006 described in Note 3.

     During the first quarter of 2004, the Company sold the annex portion of a physician clinic in Florida for $1.8 million, the Company’s basis in the property. In this transaction, the Company received $0.5 million in proceeds and funded a $1.3 million mortgage note.

Note 3. Notes and Bonds Payable

     Notes and bonds payable at March 31, 2004 consisted of the following (in thousands):

Unsecured Credit Facility due 2006	$0
Senior Notes due 2006	49,700
Senior Notes due 2011, net	314,362
Senior Notes due 2014, net	298,495
Mortgage notes payable	52,565
Other note payable	1,750

$716,872

Unsecured Credit Facility due 2006

     In October 2003, the Company replaced its existing $150.0 million credit facility with a new credit facility. The new $300.0 million credit facility (the “Unsecured Credit Facility due 2006”) was entered into with a syndicate of 12 banks and may be increased to $350.0 million during the first two years at the Company’s option subject to the availability of additional capital commitments; and the term may be extended one additional year. Rates for borrowings under the Unsecured Credit Facility due 2006 are, at the Company’s option, LIBOR based or based on the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate and can vary based on the Company’s debt rating. In addition, the Company pays a facility fee of 0.35% on the commitment that may also fluctuate based on the Company’s debt rating. The Unsecured Credit Facility due 2006 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. With proceeds from issuance of the Senior Notes due 2014 in March 2004, the Company repaid the outstanding balance of $220.0 million on the

Unsecured Credit Facility 2006. Therefore, at March 31, 2004 the Company had borrowing capacity remaining of $165.0 million under the facility.

Senior Notes due 2006

     In 2000, the Company privately placed $70.0 million of unsecured senior notes (the “Senior Notes due 2006”) with multiple purchasers affiliated with two institutions. The Senior Notes due 2006 bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. On March 31, 2004, the Company repaid $20.3 million of maturing principal and must repay $20.3 million of principal on April 1, 2005 with the remaining principal balance of $29.4 million payable upon maturity. The note agreements pertaining to the Senior Notes due 2006 contain certain representations, warranties and financial and other covenants customary in such loan agreements.

Senior Notes due 2011

     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s balance sheet. The fair value gain of $18.4 million will be amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. At March 31, 2004, the aggregate fair value of the current hedge totaling $1.0 million is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s balance sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s consolidated income statement.

Senior Notes due 2014

     In March 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding a 5.19% interest rate per annum. The proceeds from the offering were used to repay in full the amount outstanding under the Unsecured Credit Facility due 2006, to repay maturing indebtedness on the Company’s Senior Notes due 2006, and for general corporate purposes, including the acquisition of properties in the second quarter of 2004 discussed in Note 6.

Mortgage Notes Payable

     At March 31, 2004, the Company had outstanding ten non-recourse mortgage notes payable, with the related collateral, as follows (dollars in millions):

		Effective				Investment in Collateral at	Contractual Balance at
	Original	Interest	Maturity	Number of Notes		March 31,	March 31,
	Balance	Rate	Date	Payable	Collateral	2004	2004
Life Insurance Co.	$23.3	7.765%	7/26	1	Ancillary hospital facility	$45.3	$21.4
Life Insurance Co.	4.7	7.765%	1/17	1	Ancillary hospital facility	11.0	3.8
Commercial Bank	35.0	7.220%	5/11	8	Nine ancillary hospital facilities & one physician clinic	79.7	27.4

				10		$136.0	$52.6

     The $23.3 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due in January 2017. The eight notes totaling $35.0 million and the related collateral are held by special purpose entities whose sole members are wholly owned subsidiaries of the Company. These eight fully amortizing notes are payable in monthly installments of principal and interest and mature in May 2011. The contractual interest rates for the ten outstanding mortgage notes range from 7.22% to 8.50%.

Other Note Payable

     In 1999, the Company entered into a $7.0 million note with a commercial bank. This note bears interest at 7.53%, is payable in equal semi-annual installments of principal and interest, and fully amortizes in July 2005.

     During the three months ended March 31, 2004 and 2003, the Company paid interest totaling approximately $5.4 million and $2.1 million, respectively.

Note 4. Commitments and Contingencies

Construction in Progress

     As of March 31, 2004, the Company had a net investment of approximately $15.2 million in two build-to-suit developments in progress that have a total remaining funding commitment of approximately $38.9 million. Both developments in progress are scheduled to be completed in 2005.

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

Note 5. Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 “Earnings Per Share” for the three months ended March 31, 2004 and 2003 (dollars in thousands, except per share data).

	Three Months Ended
	March 31,
	2004	2003
Weighted Average Shares
Weighted Average Shares Outstanding	42,975,557	41,941,672
Actual restricted stock shares	(1,307,384)	(1,122,054)

Weighted Average Shares – Basic	41,668,173	40,819,618

Weighted Average Shares – Basic	41,668,173	40,819,618
Dilutive effect of restricted stock shares	629,580	732,226
Dilutive effect of employee stock purchase plan	81,530	63,559

Weighted Average Shares – Diluted	42,379,283	41,615,403

Earnings per Common Share
Income from Continuing Operations	$17,812	$18,104
Discontinued operations	0	464

Net income	$17,812	$18,568

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.43	$0.44

Discontinued Operations per common share	$0.00	$0.01

Net income per common share	$0.43	$0.45

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.42	$0.44

Discontinued Operations per common share	$0.00	$0.01

Net income per common share	$0.42	$0.45

Note 6 . Subsequent Events

Common Stock Dividend

     On April 27, 2004, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.630 per share ($2.52 annualized) to $0.635 per share ($2.54 annualized) payable on June 3, 2004 to shareholders of record on May 14, 2004.

Asset Acquisitions

     In April 2004, the Company invested $70.8 million in six medical office buildings on Ascension Health campuses in Tennessee totaling 711,198 square feet and invested $41.3 million on Medstar Health hospital campuses in Maryland and Washington, D.C. totaling 269,539 square feet. The Company will provide property management services on these buildings. These acquisitions were funded with proceeds from the $300 million Senior Notes due 2014 and proceeds from the Unsecured Credit Facility due 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Healthcare Realty Trust Incorporated (the “Company”) operates under the Internal Revenue Code of 1986, as amended (the “Code”), as an indefinite life real estate investment trust (“REIT”). The Company, a self-managed and self-administered REIT, follows a general growth strategy that integrates owning, managing, and developing income-producing real estate properties and mortgages associated with the delivery of healthcare services throughout the United States. Management of Healthcare Realty Trust, believe that by providing related real estate services, we can differentiate our competitive market position, expand our asset base and increase revenues.

     Substantially all of the Company’s revenues are derived from rentals on our healthcare real estate properties and from interest earned on mortgage loans. Leases and other financial support arrangements with respect to our healthcare real estate properties are designed to reduce the Company’s exposure to increased costs and expenses incurred from the operation of its healthcare properties. The Company typically incurs operating and administrative expenses, principally compensation expense, office rental and related occupancy costs and various expenses incurred in the process of managing its existing portfolio and acquiring additional properties. The Company also incurs interest expense on its various debt instruments and depreciation expense on its real estate portfolio.

     Since the Company’s inception, it has been selective about its acquisitions of properties. Though the Company’s conservative balance sheet typically allows it to take advantage of worthy investment opportunities as they arise, management believes that selecting conservative, long-term investments with leading healthcare providers will enhance the prospects for long-term stability and maintenance of the dividend. The Company’s diverse portfolio by facility type, state, occupant and type of agreement, helps mitigate its exposure to ever-changing economic conditions and other tenant, operator and occupant issues that arise from time to time. The Company has acquired approximately $160.0 million in properties during the first four months of 2004.

Trends and Matters Impacting Operating Results

     Management continuously monitors factors and trends important to the Company and REIT industry in order to gauge the potential impact on the operations of the Company. Discussed below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 are some of the factors and trends management believes may impact future operations of the Company.

FAS 141,“Business Combinations”

     Statement of Financial Accounting Standards 141, “Business Combinations” (“FAS 141”) requires that when a building is acquired with in-place leases, the cost of the acquisition be allocated between the real estate and the in-place leases based on relative fair value. The value of in-place leases is amortized, against rental income, over the average remaining term of the in-place leases upon acquisition, which is typically a significantly shorter period than the estimated life of the building. For the properties acquired since January 1, 2002, the amortization period of these in-place leases has ranged from 22 to 78 months. This accelerated amortization, for a period of time, will result in lower rental income and net income and, depending on the circumstances, could substantially offset the increase to rental income and net income from the actual operating results of the acquired property.

Interest expense

     Proceeds from the issuance of the $300 million Senior Notes due 2014 were partially used to repay the outstanding balance on the Unsecured Credit Facility due 2006 of $220 million at the end of the first quarter of 2004. Although issued at a low rate of 5.125%, the rate on the Senior Notes due 2014 exceeds the rate on the Unsecured Credit Facility due 2006 by approximately 300 basis points. While the net operating income realized from the $160 million in property acquisitions during the first four months of 2004 should partially offset the increase in interest expense, management expects interest expense to increase in subsequent periods, challenging the Company’s FFO and FFO per share.

Funds From Operations

     Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.”

     FFO and FFO per share are the predominant measures used by the REIT industry and by analysts to evaluate equity REITs. As such, they are among the most important measures used by management. FFO does not, however, represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

     The table below sets forth computations of FFO and FFO per share for the three months ended March 31, 2004 and 2003 and reconciles FFO to net income. Included in real estate depreciation and amortization below for the three months ended March 31, 2004 and 2003 is approximately $545,000 and $0, respectively, in lease intangible amortization recorded as a reduction to rental income in the Company’s income statements.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2004	2003
Net income	$17,812	$18,568
Net (gain) loss on sales of real estate properties	0	0
Real estate depreciation and amortization	11,282	9,979

Total adjustments	11,282	9,979

Funds From Operations – Basic and Diluted	$29,094	$28,547

Funds From Operations Per Common Share – Basic	$0.70	$0.70

Funds From Operations Per Common Share – Diluted	$0.69	$0.69

Weighted Average Common Shares Outstanding – Basic	41,668,173	40,819,618

Weighted Average Common Shares Outstanding – Diluted	42,379,283	41,615,403

Results of Operations

First Quarter 2004 Compared to First Quarter 2003

     Net income for the quarter ended March 31, 2004 totaled $17.8 million, or $0.43 per basic common share ($0.42 per diluted common share), on total revenues of $51.7 million. This compares with net income of $18.6 million, or $0.45 per basic and diluted common share, on total revenues of $47.0 million for the quarter ended March 31, 2003.

     Total revenues for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 increased $4.6 million or 9.9% due mainly to the acquisition of 14 buildings during 2003 and 2004, the commencement of operations of three properties that were previously under construction, and annual contractual rent increases on tenant leases. Revenues for the quarter ended March 31, 2004 are reduced by non-cash amortization, totaling approximately $545,000, of lease intangibles related to the 14 acquisitions.

     Total expenses for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 increased $4.9 million or 17.1% mainly for the reasons discussed below:

     •   General and administrative expenses increased $0.7 million or 28.0% due mainly to the costs of pursuing and closing the $160.0 million in acquisitions during the first four months of 2004.

     •   Property operating expenses increased $2.7 million or 35.3% due mainly to the acquisition of fourteen buildings during 2003 and 2004, the commencement of operations of three properties that were previously under construction, and the conversion to active management of three properties that were previously master-leased.

     •   Depreciation expense increased $1.0 million or 9.5% due mainly to the acquisition of 14 buildings during 2003 and 2004 and the commencement of operations of three properties that were previously under construction.

Liquidity and Capital Resources

Debt Obligations

     As discussed in more detail in Note 3 to the Consolidated Financial Statements, the Company is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows:

			Contractual
	Balance at		Interest	Interest
(dollars in thousands)	3/31/04	Maturity Date	Rate at 3/31/04	Payments	Principal Payments
Unsecured Credit Facility due 2006	$0	10/06	LIBOR + 1.10%	Quarterly	At maturity (1)
Senior Notes due 2006	49,700	4/06	9.49%	Semi-Annual	$20.3 million in 2005 and $29.4 million in 2006
Senior Notes due 2011, net	314,362	5/11	8.125%	Semi-Annual	At maturity
Senior Notes due 2014, net	298,495	4/14	5.125%	Semi-Annual	At maturity
Mortgage notes payable	52,565	5/11-7/26	7.22%-8.50%	Monthly	Monthly or at maturity
Other note payable	1,750	7/05	7.53%	Semi-Annual	Semi-Annual

	$716,872

(1)	The Company pays a quarterly facility fee of 0.35% on the commitment that can change based on the Company’s credit rating.

     The Company continues to maintain a conservative balance sheet. As of March 31, 2004, 91.0% of the Company’s outstanding principal debt balances were due after 2010. The Company’s shareholders’ equity at March 31, 2004, totaled approximately $895.0 million and its debt to total capitalization ratio, on a book basis, was approximately 0.44 to 1. For the three months ended March 31, 2004, the Company’s earnings covered fixed charges at a ratio of 2.90 to 1.00. Also, at May 1, 2004, the Company had borrowing capacity remaining of $130.0 million under the Unsecured Credit Facility due 2006.

     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s Investor Service, and Fitch Ratings, respectively.

     At March 31, 2004, the Company was in compliance with the covenant requirements under its various debt instruments.

     In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s balance sheet. The fair value gain of $18.4 million will be amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. At March 31, 2004, the aggregate fair value of the current hedge totaling $1.0 million is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s balance sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s consolidated income statement.

Shelf Registration

     On March 30, 2004, the Company received $296.5 million in net proceeds from the issuance of the $300.0 million Senior Notes due 2014. See Note 3 for further discussion.

     Should the market permit, the Company may issue additional securities under its registration statement. As of March 31, 2004, the Company can issue an aggregate of approximately $142.6 million of securities remaining under its currently effective registration statement. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

Security Deposits and Letters of Credit

     As of March 31, 2004, the Company had approximately $10.3 million in letters of credit, security deposits, debt service reserves or capital replacement reserves. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.

Asset Acquisitions and Dispositions

     During the first quarter of 2004, the Company invested $18.0 million in a 141,765 square foot medical office building on an Advocate Healthcare hospital campus in Chicago, Illinois and invested $30.0 million in seven medical office buildings totaling 283,452 square feet on Ascension Health hospital campuses in Michigan and Arizona.

     In April 2004, the Company invested $70.8 million in six medical office buildings on Ascension Health campuses in Tennessee totaling 711,198 square feet and invested $41.3 million on Medstar Health hospital campuses in Maryland and Washington, D.C. totaling 269,539 square feet.

     The Company will provide property management services on the buildings on the Ascension Health and Medstar Health campuses. These acquisitions were funded with proceeds from the Unsecured Credit Facility due 2006 and with proceeds from the issuance of the $300 million Senior Notes due 2014.

     During the first quarter of 2004, the Company sold the annex portion of a physician clinic in Florida for $1.8 million. In this transaction, the Company received $0.5 million in proceeds and funded a $1.3 million mortgage note.

Investment Trends

     The lower interest rate environment continues to create intense competition from highly leveraged financial intermediary property buyers. While the Company continues to see prospects for large portfolios being brought to the market, its willingness to make large-scale investments may continue to be impacted for some time as it remains disciplined in its investment approach.

     The Company believes that competition from such buyers will eventually subside as interest rates rise to historical levels. However, as growth in the Company’s top line revenues and growth in FFO is a direct reflection of the Company’s ability to make accretive new investments that outpace disposals and mortgage maturities and prepayments, the Company anticipates that growth in its FFO may be modest or FFO could decline.

Commitments

     As of March 31, 2004, the Company had a net investment of approximately $15.2 million in two build-to-suit developments in progress that have a total remaining funding commitment of approximately $38.9 million. The Company intends to fund these commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility due 2006, proceeds from sales of real estate properties, proceeds from repayments of mortgage notes receivable, or proceeds from capital market financing.

Dividends

     On January 27, 2004, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.625 per share ($2.50 annualized) to $0.63 per share ($2.52 annualized) payable to stockholders of record on February 13, 2004. This dividend was paid on March 4, 2004. On April 27, 2004, the Company’s Board of Directors declared another increase in the quarterly common stock dividend to $0.635 per share ($2.54 annualized) payable to stockholders of record on May 14, 2004. This dividend is payable on June 3, 2004 and relates to the period January 1, 2004 through March 31, 2004. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by the Company’s Board of Directors.

Liquidity

     Historically, the terms of the leases and other financial support agreements the Company has relating to its properties, the tenants or healthcare providers are generally responsible for paying the operating expenses and taxes relating to the properties. As a result of these types of arrangements, the Company does not believe any increases in property operating expenses or taxes would significantly impact the Company’s operating results with respect to those properties during the respective terms of the agreements. However, the Company is experiencing a trend in lease arrangements moving from net leases towards gross or modified gross leases. As such, the Company’s operating results may be negatively impacted from increases in operating expenses on properties with those types of lease arrangements.

     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2004, paying quarterly dividends and funding debt service from its cash flows, proceeds from the Unsecured Credit Facility due 2006, proceeds from additional repayments of mortgage notes receivable, proceeds from the sale of real estate investments, or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable or in sufficient amounts to meet its liquidity needs. See the Company’s Consolidated

Statements of Cash Flows for further detail of the Company’s cash flows for the three months ended March 31, 2004.

Impact of Inflation

     Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that most of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of certain leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 20 years, further reducing the risk of any adverse effects of inflation to the Company. Interest payable under the interest rate swaps and the unsecured credit facilities is calculated at a variable rate; therefore, the amount of interest payable under the swaps and this debt will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods when interest rate increases outpace inflation, our operating results should be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, our operating results should be positively impacted.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cautionary Language Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “anticipate” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company’s current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports. For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     During the three months ended March 31, 2004, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Exhibit 3.1 Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2 Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1 Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.2 First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.3 Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.4 Second Supplemental Indenture, dated as of March 30, 2004, by the Company and Wachovia Bank, National Association (4)

Exhibit 4.5 Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1 Underwriting Agreement, dated March 25, 2004, by and between the Company, Wachovia Capital Markets, LLC and the several underwriters named therein (4)

Exhibit 31.1 Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(b)	Reports on Form 8-K

          During the first quarter of 2004, the Company filed or furnished the following reports on Form 8-K.

Date of Earliest
Event Reported	Date Filed or Furnished	Items Reported
January 16, 2004	January 16, 2004	Item 5. Other Events and Regulation FD Disclosure
Item 7. Financial Statements and Exhibits

January 27, 2004	January 30, 2004	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure
Item 12. Results of Operations and Financial Condition

March 17, 2004	March 22, 2004	Item 4. Changes in Registrant’s Certifying Accountant

March 25, 2004	March 29, 2004	Item 5. Other Events
Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits

March 22, 2004	March 30, 2004	Item 4. Changes in Registrant’s Certifying Accountant
Item 7. Financial Statements and Exhibits

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ Scott W. Holmes

Scott W. Holmes
Senior Vice President and Chief Financial Officer

Date: May 7, 2004

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.2	First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.3	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.4	Second Supplemental Indenture, dated as of March 30, 2004, by the Company and Wachovia Bank, National Association (4)

Exhibit 4.5	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Underwriting Agreement, dated March 25, 2004, by and between the Company, Wachovia Capital Markets, LLC and the several underwriters named therein (4)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.