Form 10-Q
period 2004-06-30
HEALTHCARE REALTY TRUST INC
filed 2004-08-09
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

     As of August 5, 2004, 47,665,758 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST
INCORPORATED

FORM 10-Q

June 30, 2004

2

Part I. FINANCIAL INFORMATION

Healthcare Realty Trust Incorporated

Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Real estate properties:
Land	$141,166	$139,732
Buildings, improvements and lease intangibles	1,582,644	1,405,426
Personal property	14,755	14,416
Construction in progress	28,221	13,198

	1,766,786	1,572,772
Less accumulated depreciation	(255,787)	(232,763)

Total real estate properties, net	1,510,999	1,340,009
Cash and cash equivalents	3,126	3,840
Mortgage notes receivable	81,911	91,835
Other assets, net	95,661	90,026

Total assets	$1,691,697	$1,525,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$764,198	$590,281
Accounts payable and accrued liabilities	20,231	15,649
Other liabilities	22,791	17,502

Total liabilities	807,220	623,432

Commitments	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	0	0
Common stock, $.01 par value; 150,000,000 shares authorized; outstanding 43,065,185 –2004 and 42,823,916 – 2003	431	428
Additional paid-in capital	1,063,423	1,054,465
Deferred compensation	(24,162)	(18,396)
Cumulative net income	549,096	515,659
Cumulative dividends	(704,311)	(649,878)

Total stockholders’ equity	884,477	902,278

Total liabilities and stockholders’ equity	$1,691,697	$1,525,710

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2003, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Consolidated Statements of Income
For The Three Months Ended June 30, 2004 and 2003
(Dollars in thousands, except per share data)
(Unaudited)

	2004	2003
REVENUES:
Master lease rental income	$22,710	$21,970
Property operating income	28,392	21,385
Straight-line rent	308	572
Mortgage interest income	2,819	2,286
Interest and other income	1,054	762

	55,283	46,975
EXPENSES:
General and administrative	2,823	2,865
Property operating expenses	13,061	8,637
Interest	11,783	8,565
Depreciation	11,978	10,492
Amortization	13	13

	39,658	30,572

INCOME FROM CONTINUING OPERATIONS	15,625	16,403
DISCONTINUED OPERATIONS
Operating income from discontinued operations	0	1,439
Loss on sale of real estate properties	0	(208)

	0	1,231

NET INCOME	$15,625	$17,634

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.37	$0.40

Discontinued operations per common share	$0.00	$0.03

Net income per common share	$0.37	$0.43

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.37	$0.39

Discontinued operations per common share	$0.00	$0.03

Net income per common share	$0.37	$0.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	41,741,375	40,905,717

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	42,414,150	41,635,351

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.635	$0.615

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2003, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Six Months Ended June 30, 2004 and 2003
(Dollars in thousands, except per share data)
(Unaudited)

	2004	2003
REVENUES:
Master lease rental income	$45,720	$44,310
Property operating income	53,157	41,186
Straight-line rent	490	1,191
Mortgage interest income	5,632	4,967
Interest and other income	1,948	2,342

	106,947	93,996
EXPENSES:
General and administrative	6,240	5,534
Property operating expenses	23,424	16,298
Interest	20,755	17,010
Depreciation	23,065	20,619
Amortization	26	27

	73,510	59,488

INCOME FROM CONTINUING OPERATIONS	33,437	34,508
DISCONTINUED OPERATIONS
Operating income from discontinued operations	0	1,903
Loss on sale of real estate properties	0	(208)

	0	1,695

NET INCOME	$33,437	$36,203

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.80	$0.84

Discontinued operations per common share	$0.00	$0.05

Net income per common share	$0.80	$0.89

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.79	$0.83

Discontinued operations per common share	$0.00	$0.04

Net income per common share	$0.79	$0.87

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	41,723,754	40,864,745

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	42,434,219	41,610,718

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$1.265	$1.225

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2003, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$33,437	$36,203
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,662	21,207
Deferred compensation amortization	1,698	1,386
Increase in other liabilities	2,410	803
Increase in other assets	(7,269)	(4,145)
Increase in accounts payable and accrued liabilities	2,412	1,947
(Increase) decrease in straight line rent	122	(1,271)
Loss on sale of real estate	567	208

Net cash provided by operating activities	58,039	56,338
Cash flows from investing activities:
Acquisition and development of real estate properties	(192,533)	(21,864)
Funding of mortgages	0	(22,527)
Proceeds from sales of real estate	4,902	3,835
Proceeds from mortgage repayments	6,785	20,481

Net cash used in investing activities	(180,846)	(20,075)
Cash flows from financing activities:
Borrowings on notes and bonds payable	453,494	90,000
Repayments on notes and bonds payable	(275,928)	(79,343)
Dividends paid	(54,433)	(51,467)
Debt issuance costs	(2,537)	0
Termination of interest rate swap	0	18,411
Common stock redemption	0	(10,902)
Proceeds from issuance of common stock	1,497	903

Net cash provided by (used in) financing activities	122,093	(32,398)

Increase (decrease) in cash and cash equivalents	(714)	3,865
Cash and cash equivalents, beginning of period	3,840	402

Cash and cash equivalents, end of period	$3,126	$4,267

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2003, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

Note 1. Significant Accounting Policies

     The accompanying unaudited consolidated financial statements and notes of Healthcare Realty Trust Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003. Management believes, however, that all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2004 due to many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effect of trends as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

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

     The following table represents the effect on net income and earnings per share for the three and six months ended June 30, 2004 and 2003 as if the Company had applied the fair value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$15,625	$17,634	$33,437	$36,203
Compensation expense for equity-based awards to employees under the fair value method	(125)	(3)	(237)	(225)

Pro-forma net income	$15,500	$17,631	$33,200	$35,978
Earnings per share, as reported
Basic	$0.37	$0.43	$0.80	$0.89
Assuming dilution	$0.37	$0.42	$0.79	$0.87
Pro-forma earnings per share
Basic	$0.37	$0.43	$0.80	$0.88
Assuming dilution	$0.37	$0.42	$0.78	$0.86

     During the three and six months ended June 30, 2004, the Company issued 1,050 and 188,921 shares of restricted stock to directors and employees, respectively, under its various benefit plans having a value of approximately $36,000 and $7.4 million, respectively. The shares have vesting periods ranging from three to 12 years.

Retirement Plans

     The Company has retirement plans under which certain employees, as designated by the Compensation Committee of the Board of Directors, and the Company’s outside directors may receive retirement benefits. These benefits are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The plans are unfunded and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligation for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Benefit obligation, beginning of period	$5,582	$4,878	$5,682	$4,609
Service costs	122	105	244	209
Interest costs	89	71	178	141
Other	(10)	7	(294)	16
Actuarial gain (loss)	(28)	84	(55)	170

Benefit obligation, end of period	5,755	5,145	5,755	5,145
Unrecognized net actuarial gain	(632)	(494)	(632)	(494)

Net pension liability in accrued liabilities	$5,123	$4,651	$5,123	$4,651

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46R”), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity in its financial statements. FIN 46R replaces FASB Interpretation No. 46, “Consolidations of Variable Interest Entities”, which was issued in January 2003. Beginning in 2004, the Company was required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation was applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company adopted FIN 46R to existing VIEs in which it has variable interests. The adoption of FIN 46R did not have an impact on the Company’s consolidated balance sheet.

Note 2. Properties

     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of June 30, 2004, the Company had investments in 237 properties and mortgages located in 32 states as follows:

	Number of Properties	Investments (in thousands)	Percent
Medical office/Outpatient facilities	145	$1,166,564	63.1%
Assisted living facilities	37	205,408	11.1%
Skilled nursing facilities	36	199,881	10.8%
Inpatient rehabilitation facilities	9	156,495	8.4%
Independent living facilities	5	61,997	3.4%
Other inpatient facilities	5	49,068	2.7%
Corporate property	—	9,284	0.5%

	237	$1,848,697	100.0%

Asset Acquisitions and Dispositions

     During the first quarter of 2004, the Company invested $18.0 million in a 141,765 square foot medical office building on an Advocate Healthcare hospital campus in Illinois and invested $30.0 million in seven medical office buildings totaling 283,452 square feet on Ascension Health hospital campuses in Michigan and Arizona. The Company provides property management services on the buildings on Ascension Health campuses. These acquisitions were funded with proceeds from the Unsecured Credit Facility due 2006.

     During the first quarter of 2004, the Company sold the annex portion of a physician clinic in Florida for $1.8 million, the Company’s basis in the property. In this transaction, the Company received $0.5 million in proceeds and funded a $1.3 million mortgage note.

     During the second quarter of 2004, the Company acquired six medical office buildings located in Tennessee from affiliates of Ascension Health, Inc. for $70.8 million with an aggregate square footage of approximately 711,198. The Company also acquired four medical office buildings from affiliates of MedStar Health, two of which are located in Washington, D.C., and two of which are located in Maryland, for $41.3 million with an aggregate square footage of approximately 269,539. The Company provides property management services for these ten buildings. Finally, the Company acquired a 27,895 square foot assisted living facility in Florida for $4.8 million, and purchased land in Hawaii for $5.8 million for the construction of a medical office building.

     During the second quarter of 2004, the Company sold a 25,000 square foot assisted living facility in Georgia for $4.5 million. (The Company has not accounted for this as discontinued operations because it was not considered material.) Also, two mortgage notes receivable totaling $6.4 million were repaid in full and a $4.7 million mortgage note on a skilled nursing facility in Tennessee was converted to an owned facility.

Other Developments

     A number of the Company’s properties are subject to options in favor of the operator to repurchase the properties for the amount of the Company’s investment. Completion of the repurchase is contingent upon the operator having access to funding and certain other matters covered by the applicable contracts. The Company has in the past received notices of the exercise of such options where the repurchase did not occur. On June 24, 2004, the Company received notice from a senior living operator that it intends to exercise options to purchase the properties it leases from the Company. A closing of the proposed purchase of these properties would be contingent upon the operator’s ability to secure financing and the resolution of other matters. Therefore, the Company cannot express an opinion as to whether or not the proposed purchase might occur or when it might close. The properties covered by the purchase options exercised by this senior living operator comprise approximately $74.9 million of the Company’s assets and accounted for approximately 4% of the Company’s revenues on a consolidated basis for the six months ended June 30, 2004.

Note 3. Notes and Bonds Payable

     Notes and bonds payable at June 30, 2004 consisted of the following (in thousands):

Unsecured Credit Facility due 2006	$56,000
Senior Notes due 2006	49,700
Senior Notes due 2011, net	306,856
Senior Notes due 2014, net	298,524
Mortgage notes payable	51,951
Other note payable	1,167

$764,198

Unsecured Credit Facility due 2006

     In October 2003, the Company replaced its existing $150.0 million credit facility with a new credit facility. The new $300.0 million credit facility (the “Unsecured Credit Facility due 2006”) was entered into with a syndicate of 12 banks and may be increased to $350.0 million during the first two years at the Company’s option subject to the availability of additional capital commitments; and the term may be extended one additional year. Rates for borrowings under the Unsecured Credit Facility due 2006 are, at the Company’s option, LIBOR based or based on the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate and can vary based on the Company’s debt rating. At June 30, 2004, the weighted average rate was 2.39%. In addition, the Company pays a facility fee of 0.35% on the commitment that may also fluctuate based on the Company’s debt rating. The Unsecured Credit Facility due 2006 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. Subject to covenant restrictions, the Company had borrowing capacity remaining of $105.0 million under the facility at June 30, 2004. However, with the 4.6 million share equity issuances described in Note 6, and the resultant paydown of amounts outstanding under the Unsecured Credit Facility due 2006, the Company currently, under its financial covenants, has full borrowing capacity of $300.0 million on its Unsecured Credit Facility due 2006.

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

Senior Notes due 2011

     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s consolidated balance sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. At June 30, 2004, the aggregate fair value of the current hedge, $8.1 million, is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s consolidated balance sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s consolidated income statement.

Senior Notes due 2014

     On March 30, 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding a 5.19% interest rate per annum.

Mortgage Notes Payable

     At June 30, 2004, the Company had outstanding ten non-recourse mortgage notes payable, with the related collateral, as follows (dollars in millions):

						Investment in	Contractual
		Effective				Collateral at	Balance at
	Original	Interest	Maturity	Number of Notes		June 30,	June 30,
	Balance	Rate	Date	Payable	Collateral	2004	2004
Life Insurance Co.	$23.3	7.765%	7/26	1	Medical office building	$45.3	$21.4
Life Insurance Co.	4.7	7.765%	1/17	1	Medical office building	11.0	3.7
Commercial Bank	35.0	7.220%	5/11	8	Ten medical office buildings	79.7	26.9

				10		$136.0	$52.0

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

     The Company paid interest of $12.3 million and $17.1 million, respectively, for the three months ended June 30, 2004 and 2003, and $17.7 million and $19.3 million, respectively, for the six months ended June 30, 2004 and 2003. The Company capitalized interest of approximately $341,000 and $226,000, respectively, for the three months ended June 30, 2004 and 2003, and $593,000 and $387,000, respectively, for the six months ended June 30, 2004 and 2003.

Note 4. Commitments and Contingencies

Construction in Progress

     As of June 30, 2004, the Company had a net investment of approximately $22.3 million in two build-to-suit developments in progress, which have funding commitments remaining totaling approximately $31.8 million and are estimated to be completed late 2004 or early 2005. The Company also has an investment in a land parcel of $5.9 million. The Company anticipates it will construct a medical office building on the land for an aggregate investment of approximately $47.0 million.

Legal Proceedings

     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified damages. The Company does not believe that these claims have merit and has filed a motion to dismiss the case asserting various defenses, including the statute of limitations.

     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

Note 5. Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 “Earnings Per Share” for the three and six months ended June 30, 2004 and 2003 (dollars in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted Average Shares
Weighted Average Shares Outstanding	43,048,851	42,024,071	43,005,762	41,983,099
Actual restricted stock shares	(1,307,476)	(1,118,354)	(1,282,008)	(1,118,354)

Weighted Average Shares – Basic	41,741,375	40,905,717	41,723,754	40,864,745

Weighted Average Shares – Basic	41,741,375	40,905,717	41,723,754	40,864,745
Dilutive effect of restricted stock shares	630,619	696,183	649,342	702,127
Dilutive effect of employee stock purchase plan	42,156	33,451	61,123	43,846

Weighted Average Shares – Diluted	42,414,150	41,635,351	42,434,219	41,610,718

Earnings per Common Share
Income from Continuing Operations	$15,625	$16,403	$33,437	$34,508
Discontinued operations	0	1,231	0	1,695

Net income	$15,625	$17,634	$33,437	$36,203

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.37	$0.40	$0.80	$0.84

Discontinued Operations per common share	$0.00	$0.03	$0.00	$0.05

Net income per common share	$0.37	$0.43	$0.80	$0.89

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.37	$0.39	$0.79	$0.83

Discontinued Operations per common share	$0.00	$0.03	$0.00	$0.04

Net income per common share	$0.37	$0.42	$0.79	$0.87

Note 6. Stockholders’ Equity

     At June 30, 2004, the Company had outstanding 43,065,185 shares of common stock. On July 28, 2004, the Company sold 4,000,000 shares of common stock, par value $0.01 per share, at $36.30 per share ($34.57 per share net of underwriting discounts and commissions) in an underwritten public offering. The Company received approximately $138.3 million in net proceeds from the offering. On August 5, 2004, the underwriters purchased 600,000 in additional shares to cover over-allotments generating approximately $20.7 million in additional net proceeds to the Company. The proceeds from the offering, including the over-allotment proceeds, were used to fund the acquisition of 20 buildings from Baylor Health Care System, to repay the outstanding balance on the Unsecured Credit Facility due 2006, and for general corporate purposes.

Note 7. Subsequent Events

Common Stock Dividend

     On July 27, 2004, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.635 per share ($2.54 annualized) to $0.64 per share ($2.56 annualized) payable on September 2, 2004 to shareholders of record on August 16, 2004.

Asset Acquisitions

     On July 30, 2004, the Company acquired from Baylor Health Care System 20 medical office buildings in and around Dallas, Texas for $133.0 million with an aggregate square footage of approximately 1.1 million. This acquisition was funded with proceeds from the equity offering described in Note 6. The Company is currently allocating the purchase price between land, building and intangible assets and will finalize that allocation during the third quarter.

Equity Offering

     On July 28, 2004 and August 5, 2004, the Company sold a total of 4,600,000 shares of common stock. See Note 6 for further details.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Overview

     Healthcare Realty Trust Incorporated (the “Company”) operates under the Internal Revenue Code of 1986, as amended (the “Code”), as an indefinite life real estate investment trust (“REIT”). The Company, a self-managed and self-administered REIT, follows a general growth strategy that integrates owning, managing, and developing income-producing real estate properties and mortgages associated with the delivery of healthcare services throughout the United States. Management of Healthcare Realty Trust believes that by providing related real estate services, the Company can differentiate its competitive market position, expand its asset base and increase revenues.

     Substantially all of the Company’s revenues are derived from rentals on its healthcare real estate properties and from interest earned on mortgage loans. Most of the Company’s leases and other financial support arrangements with respect to its healthcare real estate properties are designed to reduce the Company’s exposure to increased costs and expenses incurred from the operation of its healthcare properties. However, the Company is experiencing a trend in lease arrangements moving from net leases towards gross or modified gross leases, which could negatively impact the Company’s operating results.

     Since the Company’s inception, it has been selective about its acquisitions of properties. Though the Company’s financial capacity typically allows it to take advantage of worthy investment opportunities as they arise, management believes that selecting long-term investments with leading healthcare providers will enhance the prospects for long-term stability and maintenance of the dividend. The Company’s diverse portfolio by facility type, state, occupant and type of agreement, helps mitigate its exposure to ever-changing economic conditions and other tenant, operator and occupant issues that arise from time to time. The Company has acquired approximately $297.9 million in properties during the first seven months of 2004.

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

FAS 141,“Business Combinations”

     Statement of Financial Accounting Standards 141, “Business Combinations” (“FAS 141”) requires that when a building is acquired with in-place leases, the cost of the acquisition be allocated between the real estate and the in-place leases based on relative fair value. The value of in-place leases is amortized, against rental income, over the average remaining term of the in-place leases upon acquisition, which is typically a significantly shorter period than the estimated life of the building. For the properties acquired since January 1, 2002, the amortization period of these in-place leases has ranged from 16 to 78 months. This in-place lease amortization, for a period of time, will result in lower rental income and net income and, depending on the circumstances, could substantially offset the increase to rental income and net income from the actual operating results of the acquired property. The amount of in-place lease amortization booked for the three and six months ended June 30, 2004 was $1.6 million and $2.2 million, respectively.

Interest expense

     Proceeds from the issuance of the $300 million Senior Notes due 2014 were partially used to repay the outstanding balance on the Unsecured Credit Facility due 2006 of $220 million at the end of the first quarter of 2004 as well as to acquire properties. Although issued at a rate of 5.125%, the rate on the Senior Notes due 2014 has exceeded the rate on the Unsecured Credit Facility due 2006 by approximately 275 to 300 basis points during the second quarter resulting in much higher interest expense for the second quarter, dampening the accretiveness of the acquisitions in 2004.

Equity Offering

     As described in Note 6 to the consolidated financial statements, the Company sold 4,600,000 shares of common stock in the third quarter 2004. The net proceeds of the offering were used to fund the acquisition of 20 buildings from Baylor Health Care System, to repay the outstanding balance on the Unsecured Credit Facility due 2006, and for general corporate purposes. On an earnings per share and FFO per share basis, these additional shares will have the effect of dampening the accretiveness of the acquisitions funded by the proceeds of the offering.

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

     The table below sets forth computations of FFO and FFO per share for the three and six months ended June 30, 2004 and 2003 and reconciles FFO to net income. Included in real estate depreciation and amortization below for the three months ended June 30, 2004 and 2003 is approximately $1.3 million and $0, respectively, and approximately $1.8 million and $0, respectively, for the six months ended June 30, 2004 and 2003 in lease intangible amortization recorded as a reduction to rental income in the Company’s income statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income	$15,625	$17,634	$33,437	$36,203
Net loss on sales of real estate properties	567	208	567	208
Real estate depreciation and amortization	12,900	10,341	24,182	20,319

Total adjustments	13,467	10,549	24,749	20,527

Funds From Operations — Basic and Diluted	$29,092	$28,183	$58,186	$56,730

Funds From Operations Per Common Share – Basic	$0.70	$0.69	$1.39	$1.39

Funds From Operations Per Common Share – Diluted	$0.69	$0.68	$1.37	$1.36

Weighted Average Common Shares Outstanding – Basic	41,741,375	40,905,717	41,723,754	40,864,745

Weighted Average Common Shares Outstanding – Diluted	42,414,150	41,635,351	42,434,219	41,610,718

Results of Operations

Second Quarter 2004 Compared to Second Quarter 2003

     Net income for the quarter ended June 30, 2004 totaled $15.6 million, or $0.37 per basic and diluted common share, on total revenues of $55.3 million. This compares with net income of $17.6 million, or $0.43 per basic common share ($0.42 per diluted common share), on total revenues of $47.0 million for the quarter ended June 30, 2003.

     Total revenues for the quarter ended June 30, 2004 compared to the same period in 2003 increased $8.3 million or 17.7% due mainly to the acquisition of 29 properties during 2003 and 2004 (25 property-managed and four master-leased properties) and the commencement of operations of three properties that were previously under construction. Revenues for the quarter ended June 30, 2004 are reduced by non-cash amortization, totaling approximately $1.3 million, of lease intangibles related to the acquisitions.

     Total expenses for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 increased $9.1 million or 29.7% mainly for the reasons discussed below:

     • Property operating expenses increased $4.4 million or 51.2% due mainly to the acquisition of 25 property-managed buildings during 2003 and 2004 and the commencement of operations of three properties that were previously under construction.

     • Interest expense increased $3.2 million or 37.6% due mainly to the issuance of the $300 million Senior Notes due 2014 in March 2004, offset by a reduction in interest expense due to the repayment in March 2004 of $20.3 million of the Senior Notes due 2006.

     • Depreciation expense increased $1.5 million or 14.2% due mainly to the acquisition of 29 buildings during 2003 and 2004 and the commencement of operations of three properties that were previously under construction.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Net income for the six months ended June 30, 2004 totaled $33.4 million, or $0.80 per basic common share ($0.79 per diluted common share), on total revenues of $106.9 million. This compares with net income of $36.2 million, or $0.89 per basic common share ($0.87 per diluted common share), on total revenues of $94.0 million for the six months ended June 30, 2003.

     Total revenues for the six months ended June 30, 2004 compared to the same period in 2003 increased $13.0 million or 13.8% due mainly to the acquisition of 29 properties during 2003 and 2004 (25 property-managed and four master-leased properties) and the commencement of operations of three properties that were previously under construction. Revenues for the six months ended June 30, 2004 are reduced by non-cash amortization, totaling approximately $1.8 million, of lease intangibles related to the acquisitions.

     Total expenses for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 increased $14.0 million or 23.6% mainly for the reasons discussed below:

     • Property operating expenses increased $7.1 million or 43.7% due mainly to the acquisition of 25 property-managed buildings during 2003 and 2004 and the commencement of operations of three properties that were previously under construction.

     • Interest expense increased $3.7 million or 22.0% due mainly to the issuance of the $300 million Senior Notes due 2014 in March 2004, higher interest rates on the two interest rate swaps entered into in March 2003 than the interest rate swaps previously in place, reduced by the amortization of the $18.4 million fair value gain realized from the termination of the Company’s two interest rate swaps in March 2003. The increases were also partially offset by a reduction in interest expense due to the repayment in March 2004 of $20.3 million of the Senior Notes due 2006 and the repayment of three mortgage notes payable in October 2003.

     • Depreciation expense increased $2.4 million or 11.9% due mainly to the acquisition of 29 buildings during 2003 and 2004 and the commencement of operations of three properties that were previously under construction.

Liquidity and Capital Resources

Debt Obligations

      As discussed in more detail in Note 3 to the Consolidated Financial Statements, the Company is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows:

			Contractual
	Balance at		Interest	Interest
(dollars in thousands)	6/30/04	Maturity Date	Rate at 6/30/04	Payments	Principal Payments
Unsecured Credit Facility due 2006	$56,000	10/06	LIBOR + 1.10%	Quarterly	At maturity (1)
Senior Notes due 2006	49,700	4/06	9.49%	Semi-Annual	$20.3 million in 2005 and $29.4 million in 2006
Senior Notes due 2011, net	306,856	5/11	8.125%	Semi-Annual	At maturity
Senior Notes due 2014, net	298,524	4/14	5.125%	Semi-Annual	At maturity
Mortgage notes payable	51,951	5/11-7/26	7.22%-8.50%	Monthly	Monthly or at maturity
Other note payable	1,167	7/05	7.53%	Semi-Annual	Semi-Annual

	$764,198

(1)	The Company pays a quarterly facility fee of 0.35% on the commitment that can change based on the Company’s credit rating.

     As of June 30, 2004, 82% of the Company’s outstanding debt balances were due after 2008. The Company’s shareholders’ equity at June 30, 2004, totaled approximately $884.5 million and its debt to total capitalization ratio, on a book basis, was approximately 0.46 to 1. For the three months ended June 30, 2004, the Company’s earnings covered fixed charges at a ratio of 2.26 to 1.00. Subject to covenant restrictions, at June 30, 2004, the Company had borrowing capacity remaining of $105.0 million under the Unsecured Credit Facility due 2006. After giving effect to the 4.6 million share equity issuances described in Note 6, and the resultant paydown of amounts outstanding under the Unsecured Credit Facility due 2006, the Company’s debt to total capitalization ratio is approximately 41% and it currently, under its financial covenants, has full borrowing capacity of $300.0 million on its Unsecured Credit Facility due 2006.

     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s Investor Service, and Fitch Ratings, respectively.

     At June 30, 2004, the Company was in compliance with the covenant requirements under its various debt instruments.

     In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the

Company’s balance sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. At June 30, 2004, the aggregate fair value of the current hedge, $8.1 million, is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s consolidated balance sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s consolidated income statement.

Shelf Registration

     On March 30, 2004, the Company received $296.5 million in net proceeds from the issuance of the $300.0 million Senior Notes due 2014. In addition, the Company received $138.3 million in net proceeds from the issuance of the 4,000,000 shares of common stock on July 28, 2004, and received an additional $20.7 million in net proceeds from the issuance of 600,000 in shares of common stock on August 5, 2004 in connection with the underwriters’ over-allotment option. On July 22, 2004, the Company filed a post-effective amendment on Form S-3 pursuant to Rule 462(b) for an additional $28.5 million in order to register additional securities for its equity offering. These debt and equity transactions in 2004 reduced the remaining securities on the Company’s current effective registration statement to less than $5 million. The Company intends to file a universal shelf registration statement during the third quarter of 2004 to allow the Company to issue additional securities, should the market permit and the need arise. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

Security Deposits and Letters of Credit

     As of June 30, 2004, the Company had approximately $8.3 million in letters of credit, security deposits, debt service reserves or capital replacement reserves. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.

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

     During the second quarter of 2004, the Company acquired six medical office buildings located in Tennessee from affiliates of Ascension Health, Inc. for $70.8 million with an aggregate square footage of approximately 711,198. The Company also acquired four medical office buildings from affiliates of MedStar Health, two of which are located in Washington, D.C., and two of which are located in Maryland, for $41.3 million with an aggregate square footage of approximately 269,539.

     Also, during the second quarter, the Company acquired a 27,895 square foot assisted living facility in Florida for $4.8 million, and purchased land in Hawaii for $5.8 million for the construction of a medical office building.

     On July 30, 2004, the Company acquired from Baylor Health Care System 20 medical office buildings in and around Dallas, Texas for $133.0 million with an aggregate square footage of approximately 1.1 million.

     The Company funded these acquisitions from net proceeds from the issuance of the $300 million Senior Notes due 2014 and from the equity offering in the third quarter of 2004. The Company provides property management services for the Ascension Health, Medstar Health, and Baylor Health Care properties.

     During the second quarter of 2004, the Company sold a 25,000 square foot assisted living facility in Georgia for $4.5 million. (The Company has not accounted for this as discontinued operations because it was not considered material.) Also, two mortgage notes receivable totaling $6.4 million were repaid in full and a $4.7 million mortgage note on a skilled nursing facility in Tennessee was converted to an owned facility. Net proceeds from these sales were used to partially repay the outstanding balance on the Unsecured Credit Facility due 2006.

Other Developments

     A number of the Company’s properties are subject to options in favor of the operator to repurchase the properties for the amount of the Company’s investment. Completion of the repurchase is contingent upon the operator having access to funding and certain other matters covered by the applicable contracts. The Company has in the past received notices of the exercise of such options where the repurchase did not occur. On June 24, 2004, the Company received notice from a senior living operator that it intends to exercise options to purchase the properties it leases from the Company. A closing of the proposed purchase of these properties would be contingent upon the operator’s ability to secure financing and the resolution of other matters. Therefore, the Company cannot express an opinion as to whether or not the proposed purchase might occur or when it might close. The properties covered by the purchase options exercised by this senior living operator comprise approximately $74.9 million of the Company’s assets and accounted for approximately 4% of the Company’s revenues on a consolidated basis for the six months ended June 30, 2004.

Investment Trends

     The lower interest rate environment continues to create intense competition from highly leveraged financial intermediary property buyers. The Company believes that competition from such buyers will eventually subside as interest rates rise to historical levels. However, as growth in the Company’s top line revenues and growth in FFO are a direct reflection of the Company’s ability to make accretive new investments that outpace disposals and mortgage maturities and prepayments, the Company anticipates that growth in its FFO may be modest or could decline.

Commitments

     As of June 30, 2004, the Company had a net investment of approximately $22.3 million in two build-to-suit developments in progress, which have funding commitments remaining totaling approximately $31.8 million and are estimated to be completed in late 2004 or early 2005. The Company also has an investment in a land parcel of $5.9 million. The Company anticipates it will construct a medical office building on the land for an aggregate investment of approximately $47 million. The Company intends to fund these commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility due 2006, proceeds from sales of real estate properties, proceeds from repayments of mortgage notes receivable, or proceeds from capital market financing.

Dividends

     On April 27, 2004, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.630 per share ($2.52 annualized) to $0.635 per share ($2.54 annualized) payable to stockholders of record on May 14, 2004. This dividend was paid on June 3, 2004. On July 27,

2004, the Company’s Board of Directors declared another increase in the quarterly common stock dividend to $0.64 per share ($2.56 annualized) payable to stockholders of record on August 16, 2004. This dividend is payable on September 2, 2004 and relates to the period April 1, 2004 through June 30, 2004. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by the Company’s Board of Directors.

Liquidity

     Historically, the terms of the leases and other financial support agreements the Company has relating to its properties obligate the tenants or sponsors to pay the operating expenses and taxes relating to the properties. As a result of these types of arrangements, the Company does not believe any increases in property operating expenses or taxes would significantly impact the Company’s operating results with respect to those properties during the respective terms of the agreements. However, as the Company continues to acquire more owned and managed properties, a greater percentage of its lease arrangements are gross or modified gross. As such, the Company’s operating results may be negatively impacted from increases in operating expenses on properties with those types of lease arrangements.

     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2004 and 2005, paying quarterly dividends, and funding debt service, from its cash flows, proceeds from the Unsecured Credit Facility due 2006, proceeds from additional repayments of mortgage notes receivable, proceeds from the sale of real estate investments, or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable or in sufficient amounts to meet its liquidity needs. See the Company’s Consolidated Statements of Cash Flows for further detail of the Company’s cash flows for the six months ended June 30, 2004.

Impact of Inflation

     Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that many of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of certain leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 18 years, further reducing the risk of any adverse effects of inflation to the Company. Interest payable under the interest rate swaps and the unsecured credit facilities is calculated at a variable rate; therefore, the amount of interest payable under the swaps and this debt will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods when interest rate increases outpace inflation, our operating results should be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, our operating results should be positively impacted.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     During the three months ended June 30, 2004, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified damages. The Company does not believe that these claims have merit and has filed a motion to dismiss the case asserting various defenses, including the statute of limitations.

     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of shareholders was held on May 11, 2004, and its shareholders voted on the election of Class II Directors as follows.

     Marliese E. Mooney, Edwin B. Morris III, and John Knox Singleton were elected to serve as Class II directors until the annual meeting of shareholders in 2007 or until their respective successors are elected and qualified. The vote was as follows:

		Votes Cast
	Votes Cast	Against or
	in Favor	Withheld	Non Votes
Marliese E. Mooney	37,336,060	807,562	4,876,133
Edwin B. Morris III	37,519,903	623,719	4,876,133
John Knox Singleton	37,544,671	598,951	4,876,133

     The following directors continued in office following the meeting:

Term Expires
David R. Emery	2005
Batey M. Gresham, Jr.	2005
Dan S. Wilford	2005
Charles Raymond Fernandez, M.D.	2006
Errol L. Biggs, Ph. D.	2006

Item 5. Other Information

     On July 27, 2004, the Company’s Board of Directors elected Bruce D. Sullivan as a Class 1 director of the Company to serve until the annual meeting of shareholders in 2005 or until his successor is elected and qualified. Mr. Sullivan will serve as Chairman of the Audit Committee and is an “audit committee financial expert” (as defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended). Mr. Sullivan retired in 2001 as the managing partner of the Nashville, Tennessee office of Ernst & Young LLP.

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

Exhibit 4.2 First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.3 Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.4 Second Supplemental Indenture, dated as of March 30, 2004, by the Company and Wachovia Bank, National Association (4)

Exhibit 4.5 Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1 Underwriting Agreement, dated July 22, 2004, by and between the Company, Legg Mason Wood Walker, Incorporated, A.G. Edwards & Sons, Inc. and Wachovia Capital Markets, LLC (5)

Exhibit 31.1 Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed July 27, 2004 and herby incorporated by reference

(b)	Reports on Form 8-K

     During the second quarter of 2004, the Company filed or furnished the following reports on Form 8-K.

Date of Earliest	Date Filed or
Event Reported	Furnished	Items Reported	Exhibits
April 27, 2004	April 30, 2004	Item 7. Financial Statements and Exhibits Item 9. Regulation FD Disclosure Item 12. Results of Operations and Financial Condition	Exhibit 99.1 First quarter dividend press release, dated April 27, 2004
Exhibit 99.2 First quarter earnings release, dated April 29, 2004
Exhibit 99.3 Supplemental Data Report, dated April 29, 2004, for the three months ended March 31, 2004

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ Scott W. Holmes
Scott W. Holmes
Senior Vice President and Chief Financial Officer

Date: August 9, 2004

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.2	First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.3	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.4	Second Supplemental Indenture, dated as of March 30, 2004, by the Company and Wachovia Bank, National Association (4)

Exhibit 4.5	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Underwriting Agreement, dated July 22, 2004, by and between the Company, Legg Mason Wood Walker, Incorporated, A.G. Edwards & Sons, Inc. and Wachovia Capital Markets, LLC (5)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed July 27, 2004 and hereby incorporated by reference.