Form 10-Q
period 2004-09-30
HEALTHCARE REALTY TRUST INC
filed 2004-11-09
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes ☒ No ☐

As of November 1, 2004, 47,688,224 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST
INCORPORATED

FORM 10-Q

September 30, 2004

Part I. FINANCIAL INFORMATION

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Real estate properties:
Land	$146,649	$139,732
Buildings, improvements and lease intangibles	1,705,993	1,405,426
Personal property	15,304	14,416
Construction in progress	38,709	13,198

	1,906,655	1,572,772
Less accumulated depreciation	(270,687)	(232,763)

Total real estate properties, net	1,635,968	1,340,009
Cash and cash equivalents	4,026	3,840
Mortgage notes receivable	60,765	91,835
Other assets, net	106,537	90,026

Total assets	$1,807,296	$1,525,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$720,865	$590,281
Accounts payable and accrued liabilities	36,389	15,649
Other liabilities	19,730	17,502

Total liabilities	776,984	623,432

Commitments	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	0	0
Common stock, $.01 par value; 150,000,000 shares authorized; outstanding 47,682,227 - 2004 and 42,823,916 - 2003	476	428
Additional paid-in capital	1,217,652	1,054,465
Deferred compensation	(16,031)	(18,396)
Cumulative net income	563,034	515,659
Cumulative dividends	(734,819)	(649,878)

Total stockholders’ equity	1,030,312	902,278

Total liabilities and stockholders’ equity	$1,807,296	$1,525,710

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2003, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Three Months Ended September 30, 2004 and 2003
(Dollars in thousands, except per share data)
(Unaudited)

	2004	2003
REVENUES:
Master lease rental income	$23,386	$21,564
Property operating income	30,352	18,523
Straight-line rent	354	811
Mortgage interest income	1,953	2,710
Other operating income	5,805	4,468

	61,850	48,076
EXPENSES:
General and administrative	3,067	2,701
Adjustment to amortization of deferred compensation	2,440	0
Property operating expenses	15,556	8,757
Interest	11,715	8,627
Depreciation	12,359	10,549
Amortization	2,775	13

	47,912	30,647

INCOME FROM CONTINUING OPERATIONS	13,938	17,429
DISCONTINUED OPERATIONS:
Operating income from discontinued operations	0	481
Loss on sale of real estate properties	0	(461)

	0	20

NET INCOME	$13,938	$17,449

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.31	$0.42

Discontinued operations per common share	$0.00	$0.00

Net income per common share	$0.31	$0.42

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.31	$0.42

Discontinued operations per common share	$0.00	$0.00

Net income per common share	$0.31	$0.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	44,784,456	41,087,329

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	45,692,624	41,732,935

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.640	$0.620

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2003, are an integral part of these financial statements.

Healthcare Realty Incorporated

Consolidated Statements of Income
For The Nine Months Ended September 30, 2004 and 2003
(Dollars in thousands, except per share data)
(Unaudited)

	2004	2003
REVENUES:
Master lease rental income	$69,106	$65,875
Property operating income	77,862	52,852
Straight-line rent	844	2,001
Mortgage interest income	7,586	7,678
Other operating income	15,195	13,666

	170,593	142,072
EXPENSES:
General and administrative	9,307	8,235
Adjustment to amortization of deferred compensation	2,440	0
Property operating expenses	38,980	25,054
Interest	32,470	25,637
Depreciation	35,018	31,169
Amortization	5,003	40

	123,218	90,135

INCOME FROM CONTINUING OPERATIONS	47,375	51,937
DISCONTINUED OPERATIONS:
Operating income from discontinued operations	0	2,383
Loss on sale of real estate properties	0	(668)

	0	1,715

NET INCOME	$47,375	$53,652

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$1.11	$1.27

Discontinued operations per common share	$0.00	$0.04

Net income per common share	$1.11	$1.31

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$1.09	$1.25

Discontinued operations per common share	$0.00	$0.04

Net income per common share	$1.09	$1.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	42,751,434	40,939,067

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	43,527,519	41,636,126

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$1.905	$1.845

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2003, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$47,375	$53,652
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,731	31,543
Deferred compensation amortization	2,548	2,074
Adjustment to amortization of deferred compensation	2,440	0
Increase in other liabilities	3,896	1,075
Increase in other assets	(10,054)	(9,317)
Increase in accounts payable and accrued liabilities	16,866	8,206
Increase in straight line rent	(232)	(2,081)
Loss on sale of real estate	603	668

Net cash provided by operating activities	103,173	85,820
Cash flows from investing activities:
Acquisition and development of real estate properties	(339,071)	(78,644)
Funding of mortgages	0	(28,952)
Proceeds from sales of real estate	5,189	16,868
Proceeds from mortgage repayments	28,089	20,642

Net cash used in investing activities	(305,793)	(70,086)
Cash flows from financing activities:
Borrowings on notes and bonds payable	508,494	149,000
Repayments on notes and bonds payable	(378,798)	(117,822)
Dividends paid	(84,941)	(77,533)
Debt issuance costs	(2,566)	0
Termination of interest rate swap	0	18,411
Common stock redemption	0	(10,902)
Proceeds from issuance of common stock	160,617	24,724

Net cash provided by (used in) financing activities	202,806	(14,122)

Increase in cash and cash equivalents	186	1,612
Cash and cash equivalents, beginning of period	3,840	402

Cash and cash equivalents, end of period	$4,026	$2,014

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2003, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

Note 1. Significant Accounting Policies

     The accompanying unaudited Consolidated Financial Statements and Notes of Healthcare Realty Trust Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003. Management believes, however, that all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2004 due to many reasons including, but not limited to, the adjustment to the amortization of deferred compensation recorded in the third quarter of 2004 as discussed below, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effect of trends as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

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

     In the third quarter of 2004, management concluded that certain amendments related to retirement provisions in the employment agreements of certain officers that were effective as of January 1, 2000 impacted the measurement dates and amortization periods related to restricted stock reserved for or released, subject to vesting provisions, to those officers. The Company has concluded that the non-cash amortization of restricted stock for those officers for the years 2000 through 2003 was understated in total by approximately $2.3 million, and was understated by approximately $121,000 for the nine months ended September 30, 2004. Further, the Company concluded that the deferred compensation balance on the balance sheet was overstated by $7.3 million and the additional paid in capital balance was overstated by $4.9 million at September 30, 2004 due to the change in the measurement dates and the understatement of amortization expense. The adjustments related to prior period financial statements are not, in the opinion of management, material to the consolidated financial statements for each of the prior years or current year financial statements. Therefore, the Company has adjusted the deferred compensation balance, additional paid in capital balance, and related amortization expense in its Consolidated Financial Statements for the three and nine months ended September 30, 2004. There was no impact to total stockholders’ equity as a result of these adjustments.

     The following table represents the effect on net income and earnings per share for the three and nine months ended September 30, 2004 and 2003, as if the Company had applied the fair value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$13,938	$17,449	$47,375	$53,652
Compensation expense for equity-based awards to employees under the fair value method	(114)	(112)	(351)	(337)

Pro-forma net income	$13,824	$17,337	$47,024	$53,315
Earnings per share, as reported
Basic	$0.31	$0.42	$1.11	$1.31
Assuming dilution	$0.31	$0.42	$1.09	$1.29
Pro-forma earnings per share
Basic	$0.31	$0.42	$1.10	$1.30
Assuming dilution	$0.30	$0.42	$1.08	$1.28

     During the three and nine months ended September 30, 2004, the Company granted 540 and 21,961 shares of restricted stock to directors and employees, respectively, under its various benefit plans having a value at the date of grant of approximately $20,500 and $0.9 million, respectively. The shares have vesting periods ranging from three to 12 years, though the amortization period may be shorter for awards to certain officers having employment agreements which allow for accelerated vesting of shares upon retirement.

Retirement Plans

     The Company has retirement plans under which certain employees, as designated by the Compensation Committee of the Board of Directors, and the Company’s outside directors may receive retirement benefits. These benefits are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The plans are unfunded and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligation for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Benefit obligation, beginning of period	$5,755	$5,145	$5,682	$4,609
Service costs	132	105	385	314
Interest costs	94	71	268	212
Other	(10)	7	(306)	23
Actuarial gain (loss)	0	86	(58)	256

Benefit obligation, end of period	5,971	5,414	5,971	5,414
Unrecognized net actuarial gain	(643)	(588)	(643)	(588)

Net pension liability in accrued liabilities	$5,328	$4,826	$5,328	$4,826

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46R”), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity in its financial statements. FIN 46R replaces FASB Interpretation No. 46, “Consolidations of Variable Interest Entities”, which was issued in January 2003. Beginning in 2004, the Company was required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation was applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts was not practicable, fair value at the date FIN 46R was first applied could be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company adopted FIN 46R to existing VIEs in which it has variable interests. The adoption of FIN 46R did not have an impact on the Company’s Consolidated Balance Sheet.

Reclassifications

     The Company has reclassified the lease guaranty amounts related to properties having property operating agreements from “property operating income” to “other operating income” (previously “interest and other income”) on the Company’s income statement. Property operating agreements between the Company and sponsoring health systems contractually obligate the sponsoring health systems to provide the Company with a minimum operating yield on its investment in the property in return for the right to control the use and other operating decisions of the property. If the Company’s minimum operating yield is not achieved through the normal operations of the property, the Company will calculate and accrue any lease guaranty amounts as income that the sponsor is responsible to pay to the Company under the terms of the property operating agreement. At September 30, 2004, 20 of the Company’s 255 properties involved this type of agreement. The lease guaranty amounts totaled $4.7 million and $3.5 million, respectively, for the three months ended September 30, 2004 and 2003 and totaled $12.2 million and $10.3 million, respectively, for the nine months ended September 30, 2004 and 2003.

     The Company has also reclassified the amortization of its at-market lease intangible assets, recorded as part of the allocation of the purchase price of real estate assets acquired, from property operating income and depreciation expense to amortization expense. The amortization expense for these at-market lease intangibles for the three months ended September 30, 2004 and 2003 totaled $2.8 million and $0, respectively, and totaled $5.0 million and $0, respectively, for the nine months ended September 30, 2004 and 2003.

Note 2. Properties

     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and build-to-suit development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of September 30, 2004, the Company had investments in 255 properties and mortgages located in 31 states as follows:

	Number of	Investments
	Properties	(in thousands)	Percent
Medical office/Outpatient facilities	166	$1,305,765	66.4%
Assisted living facilities	36	200,613	10.1%
Skilled nursing facilities	36	199,854	10.1%
Inpatient rehabilitation facilities	9	156,494	8.0%
Independent living facilities	5	62,306	3.2%
Other inpatient facilities	3	32,569	1.7%
Corporate property	—	9,819	0.5%

	255	$1,967,420	100.0%

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

     During the first quarter of 2004, the Company sold the annex portion of a physician clinic in Florida for $1.8 million, equal to the Company’s basis in the property. In this transaction, the Company received $0.5 million in cash proceeds and a $1.3 million mortgage note.

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

     During the second quarter of 2004, the Company sold a 25,000 square foot assisted living facility in Georgia for $4.5 million. The Company has not accounted for this as discontinued operations because it was not considered material. Also, two mortgage notes receivable totaling $6.4 million were repaid in full and a $4.7 million mortgage note was converted into full equity ownership of a skilled nursing facility in Tennessee.

     During the third quarter of 2004, the Company acquired from Baylor Health Care System 20 medical office buildings in and around Dallas, Texas for $133.0 million with an aggregate square footage of approximately 1.1 million. This acquisition was funded with proceeds from the equity offering described in Note 7. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Estimated Fair	Estimated
	Value	Useful Life
	(in thousands)	(in Years)
Land	$3,692	N/A
Buildings	105,901	39
At-Market Lease Intangibles	15,459	1 to 9
Below-Market Lease Intangibles, net	(392)	1.5 to 8
Ground Lease Intangible	6,791	75
Customer Relationship Asset	1,619	39

	$133,070

     During the third quarter, two mortgage notes receivable were repaid totaling $21.2 million. The proceeds from the repayments were used to partially repay the outstanding balance on the unsecured credit facility and for general corporate purposes. Also in the third quarter, the Company acquired a parcel of land in Texas for $1.8 million. Finally, the Company sold two parcels of land in Pennsylvania for $0.2 million in net proceeds.

     Pro forma financial information reflecting the real estate acquisitions described above is included in Note 3 to the Consolidated Financial Statements.

Other Developments

     A number of the Company’s properties are subject to options in favor of the operator to repurchase the properties for the amount of the Company’s investment. Completion of the repurchase is contingent upon the operator having access to funding and certain other matters covered by the applicable contracts. The Company has in the past received notices of the exercise of such options where the repurchase did not occur. On June 24, 2004, the Company received notice from a senior living operator that it intends to exercise options to purchase the properties it leases from the Company. A closing of the proposed purchase of these properties would be contingent upon the operator’s ability to secure financing and the resolution of other matters. Therefore, the Company cannot express an opinion as to whether or not the proposed purchase might occur or when it might close. However, as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has evaluated and concluded that it does not believe it is probable that the transactions will close in the next twelve months. As a result, the operations of these properties are not reflected as discontinued operations in the accompanying Consolidated Financial Statements. The properties covered by the purchase options exercised by this senior living operator comprise approximately $74.9 million of the Company’s assets and accounted for approximately 3.8% of the Company’s revenues on a consolidated basis for the nine months ended September 30, 2004. The Company has not received any other notices of intent to exercise options to purchase. The Company has real estate investments in properties with other operators totaling $258.5 million, which contain options with various conditions, terms, timing, and duration to purchase that are currently exercisable by the respective operators or lessees.

Note 3. Pro Forma Financial Information

Introduction to Unaudited Pro Forma Consolidated Financial Statements

     The following unaudited pro forma Consolidated Income Statements for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, present the results of operations of the Company as if the transactions described in the Notes to the Unaudited Pro Forma Financial Statements were completed on January 1, 2003. These unaudited pro forma financial statements should be read in connection with, and are qualified in their entirety by reference to the financial statements of the Company for the year ended December 31, 2003. These unaudited pro forma financial statements include management’s estimates and assumptions of future revenues and expenses and purchase price allocations of the disclosed properties, interest rates and capital financing requirements, among other items, and are not necessarily indicative of the expected results of operations of the Company for any future period. These pro forma financial statements include assumptions related only to transactions described in the Notes to the Unaudited Pro Forma Financial Statements and do not attempt to forecast actual expected results of operations of the Company for any future period.

Healthcare Realty Trust Incorporated
Unaudited Pro Forma Consolidated Statement of Income
For The Nine Months Ended September 30, 2004
(Dollars in thousands, except per share data)

		Pro Forma Adjustments
	Company	Ascension	Baylor	Other	Other
	Historical	Acquisition	Acquisition	Acquisitions	Adjustments	Pro Forma
		(A)	(A)	(A)	(C), (D)
REVENUES:
Master lease rental income	$69,106	$0	$0	$145	$0	$69,251
Property operating income	77,862	478	11,133	5,995	0	95,468
Straight line rent	844	9	130	93	0	1,076
Mortgage interest income	7,586	0	0	0	0	7,586
Other operating income	15,195	0	0	0	0	15,195

	170,593	487	11,263	6,233	0	188,576
EXPENSES:
General and administrative	9,307	0	0	0	0	9,307
Adjustment to amortization of deferred compensation	2,440	0	0	0	0	2,440
Property operating expenses	38,980	238	4,410	3,445	0	47,073
Interest	32,470	0	0	0	1,804	34,274
Depreciation	35,018	0	0	0	2,623	37,641
Amortization	5,003	0	0	0	4,599	9,602

	123,218	238	4,410	3,445	9,026	140,337

INCOME FROM CONTINUING OPERATIONS	$47,375	$249	$6,853	$2,788	$(9,026)	$48,239

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE — BASIC	$1.11					$1.04

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE — DILUTED	$1.09					$1.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - - BASIC	42,751,434				3,584,672	46,336,106

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - - DILUTED	43,527,519				3,584,672	47,112,191

Healthcare Realty Trust Incorporated
Unaudited Pro Forma Consolidated Statement of Income
For The Twelve Months Ended December 31, 2003
(Dollars in thousands, except per share data)

		Pro Forma Adjustments
	Company	Ascension	Baylor	Other	Other
	Historical	Acquisition	Acquisition	Acquisitions	Adjustments	Pro Forma
		(B)	(B)	(B)	(C), (D)
REVENUES:
Master lease rental income	$88,963	$0	$0	$443	$0	$89,406
Property operating income	73,109	2,858	19,351	27,382	0	122,700
Straight line rent	2,553	52	226	404	0	3,235
Mortgage interest income	10,441	0	0	0	0	10,441
Other operating income	17,983	0	0	(27)	0	17,956

	193,049	2,910	19,577	28,202	0	243,738
EXPENSES:
General and administrative	11,122	0	0	0	0	11,122
Property operating expenses	34,876	1,426	7,665	15,435	0	59,402
Interest	34,601	0	0	0	12,761	47,362
Depreciation	41,932	0	0	0	7,182	49,114
Amortization	1,315	0	0	0	11,305	12,620

	123,846	1,426	7,665	15,435	31,248	179,620

INCOME FROM CONTINUING OPERATIONS	$69,203	$1,484	$11,912	$12,767	$(31,248)	$64,118

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE — BASIC	$1.68					$1.40

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE — DILUTED	$1.66					$1.38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - - BASIC	41,129,282				4,600,000	45,729,282

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - - DILUTED	41,780,088				4,600,000	46,380,088

Notes to the Unaudited Pro Forma Financial Statements

(A)	Unaudited Pro Forma Consolidated Income Statement Acquisition Adjustments for the Nine Months Ended September 30, 2004

Represents the impact of the Company’s acquisitions for the first nine months of 2004, as if those acquisitions were closed as of January 1, 2003. These transactions were funded by net proceeds from the issuance of the 5.125% $300.0 million senior notes due 2014 and net proceeds from the issuance of 4,600,000 shares of common stock during the third quarter of 2004 at a net price per share of $34.57. The results of operations of the acquired properties have been included in the historical results of the Company subsequent to the dates of the respective acquisitions. The results of operations of the acquired properties prior to the respective acquisition dates are reflected in the accompanying unaudited pro forma Consolidated Statement of Income under the respective pro forma adjustment column headings. The property acquisitions included in the pro forma adjustments for the nine months ended September 30, 2004 include the following:

		Number	Real Estate
Date		of	Investment (1)
Acquired	Location	Buildings	(in millions)
3/1/04	Chicago, IL	1	$18.1
3/3/04	Detroit, MI (Ascension) (2)	3	20.9
3/8/04	Tucson, AZ	4	9.0
4/20/04	Baltimore, MD and Washington, D.C.	4	42.4
4/23/04	Nashville, TN	6	70.9
4/30/04	Ft. Walton, FL	1	4.8
7/30/04	Dallas/Ft. Worth Texas area (Baylor) (2)	20	133.0

		39	$299.1

(1)	Excludes closing and other costs included in the purchase price.

(2)	The financial statements of the acquired properties were audited in accordance with Rule 3-14 of Regulation S-X of the Securities and Exchange Commission.

(B)	Unaudited Pro Forma Consolidated Income Statement Acquisition Adjustments for the Twelve Months Ended December 31, 2003

Represents the impact of the Company’s acquisitions throughout 2003 and 2004 as if those acquisitions were closed as of January 1, 2003. These transactions were funded with cash on hand, proceeds from the issuance of 5.125% $300.0 million senior notes due 2014, borrowings on the Company’s unsecured credit facility due 2006, and net proceeds from the issuance of 4,600,000 shares of common stock during the third quarter of 2004 at a net price per share of $34.57. The results of operations of the acquired properties have been included in the historical results of the Company subsequent to the dates of the respective acquisitions. The results of operations of the acquired properties prior to the respective acquisition dates are reflected in the accompanying unaudited pro forma Consolidated Statement of Income under the respective pro forma adjustment column headings. The property acquisitions included in the pro forma adjustments for the twelve months ended December 31, 2003 include the following:

		Number	Real Estate
Date		of	Investment (1)
Acquired	Location	Buildings	(in millions)
2/28/03	New Orleans, LA	2	$10.8
9/12/03	San Antonio, TX	2	26.1
9/29/03	Honolulu, HI	2	20.7
3/1/04	Chicago, IL	1	18.1
3/3/04	Detroit, MI (Ascension) (2)	3	20.9
3/8/04	Tucson, AZ	4	9.0
4/20/04	Baltimore, MD and Washington, D.C.	4	42.4
4/23/04	Nashville, TN	6	70.9
4/30/04	Ft. Walton, FL	1	4.8
7/30/04	Dallas/Ft. Worth Texas area (Baylor) (2)	20	133.0

		45	$356.7

(1)	Excludes closing and other costs included in the purchase price.

(2)	The financial statements of the acquired properties were audited in accordance with Rule 3-14 of Regulation S-X of the Securities and Exchange Commission.

(C)	Depreciation and Amortization Adjustments to the Unaudited Pro Forma Consolidated Statements of Income

As required under Statement of Financial Accounting Standards No. 141, “Business Combinations,” the Company has estimated and allocated the investment in properties acquired to the various components acquired, including land, building, lease intangibles and customer relationship assets. The lease intangible assets are amortized over the average remaining term of the in-place leases upon acquisition, which is typically a shorter life than the estimated life of the building. For the properties acquired since January 1, 2002, the amortization period of these in-place leases has ranged from 13 to 106 months. The amortization of the lease intangible assets could substantially offset the increase to net income from the actual operating results of the acquired properties.

(D)	Interest Expense Adjustments to the Unaudited Pro Forma Consolidated Statements of Income

Represents the pro forma net effect on interest expense resulting from the acquisitions described in the notes above, the issuance of the 5.125% senior notes due 2014, the issuance of 4,600,000 shares of common stock, and the change in the outstanding balance of the Company’s unsecured credit facility due 2006, as if these acquisitions and capital financing transactions had occurred on January 1, 2003.

Note 4. Notes and Bonds Payable

     Notes and bonds payable at September 30, 2004 consisted of the following (in thousands):

Unsecured Credit Facility due 2006	$9,000
Senior Notes due 2006	49,700
Senior Notes due 2011, net	311,363
Senior Notes due 2014, net	298,554
Mortgage notes payable	51,081
Other note payable	1,167

$720,865

     At September 30, 2004, the Company was in compliance with the covenant requirements under its various debt instruments.

Unsecured Credit Facility due 2006

     In October 2003, the Company replaced its existing $150.0 million credit facility with a new credit facility. The $300.0 million credit facility (the “Unsecured Credit Facility due 2006”) was entered into with a syndicate of 12 banks and may be increased to $350.0 million during the first two years at the Company’s option subject to it obtaining additional capital commitments from the banks; and the term may be extended one additional year. Rates for borrowings under the Unsecured Credit Facility due 2006 are, at the Company’s option, LIBOR based or based on the higher of the Federal Funds Rate plus -1/2 of 1% or the agent bank’s prime rate and can vary based on the Company’s debt rating. At September 30, 2004, the weighted average rate was 2.77%. In addition, the Company pays a facility fee of 0.35% on the commitment that may also fluctuate based on the Company’s debt rating. The Unsecured Credit Facility due 2006 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. The Company had borrowing capacity of $291.0 million under the facility at September 30, 2004.

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

Senior Notes due 2011

     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes, offsetting the increase in the spread over LIBOR. At September 30, 2004, the aggregate fair value of the current hedge, $3.1 million, is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s Consolidated Balance Sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s Consolidated Income Statement.

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

Mortgage Notes Payable

     At September 30, 2004, the Company had outstanding ten non-recourse mortgage notes payable, with the related collateral, as follows (dollars in millions):

						Investment in	Contractual
		Effective				Collateral at	Balance at
	Original	Interest	Maturity	Number of Notes		September 30,	September 30,
	Balance	Rate	Date	Payable	Collateral	2004	2004
Life Insurance Co.	$23.3	7.765%	7/26	1	Medical office building	$45.4	$21.3
Life Insurance Co.	4.7	7.765%	1/17	1	Medical office building	11.0	3.7
Commercial Bank	35.0	7.220%	5/11	8	Ten medical office buildings	79.7	26.1

				10		$136.1	$51.1

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

Interest Paid and Interest Capitalized

     The Company paid interest of $1.4 million and $2.1 million, respectively, for the three months ended September 30, 2004 and 2003, and $19.2 million and $21.3 million, respectively, for the nine months ended September 30, 2004 and 2003. The Company capitalized interest of approximately $379,000 and $142,000, respectively, for the three months ended September 30, 2004 and 2003, and $972,000 and $529,000, respectively, for the nine months ended September 30, 2004 and 2003.

Note 5. Commitments and Contingencies

Construction in Progress

     As of September 30, 2004, the Company had a net investment of approximately $32.6 million in two build-to-suit developments in progress, which have funding commitments remaining totaling approximately $23.2 million and are estimated to be completed late 2004 and mid-2005. The Company also has an investment in a land parcel of $6.1 million in Hawaii. The Company anticipates it will begin construction during 2005 on a medical office building on the land for an aggregate investment of approximately $47.0 million.

Legal Proceedings

     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned subsidiary of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified damages. The Company filed a motion to dismiss the case asserting various defenses. The motion was denied by the court in an order entered on September 28, 2004. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.

     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

Note 6. Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 “Earnings Per Share” for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands, except per share data). During the third quarter of 2004, the Company concluded that certain amendments related to retirement provisions in the employment agreements of certain officers that were effective as of January 1, 2000 impacted the measurement dates and amortization periods related to restricted stock reserved for or awarded to those officers (See Note 1 for further details). As a result, the Company recognized additional non-cash amortization expense in the third quarter of 2004 of approximately $2.4 million or $0.05 per diluted common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted Average Shares
Weighted Average Shares Outstanding	46,092,008	42,206,768	44,042,019	42,058,506
Actual restricted stock shares	(1,307,552)	(1,119,439)	(1,290,585)	(1,119,439)

Weighted Average Shares — Basic	44,784,456	41,087,329	42,751,434	40,939,067

Weighted Average Shares — Basic	44,784,456	41,087,329	41,751,434	40,939,067
Dilutive effect of restricted stock shares	865,482	600,128	721,251	650,002
Dilutive effect of employee stock purchase plan	42,686	45,478	54,834	47,057

Weighted Average Shares — Diluted	45,692,624	41,732,935	43,527,519	41,636,126

Net Income Available to Common Stockholders
Income from Continuing Operations	$13,938	$17,429	$47,375	$51,937
Discontinued operations	0	20	0	1,715

Net income	$13,938	$17,449	$47,375	$53,652

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.31	$0.42	$1.11	$1.27

Discontinued Operations per common share	$0.00	$0.00	$0.00	$0.04

Net income per common share	$0.31	$0.42	$1.11	$1.31

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.31	$0.42	$1.09	$1.25

Discontinued Operations per common share	$0.00	$0.00	$0.00	$0.04

Net income per common share	$0.31	$0.42	$1.09	$1.29

Note 7. Stockholders’ Equity

     At September 30, 2004, the Company had outstanding 47,682,227 shares of common stock. On July 28, 2004, the Company sold 4,000,000 shares of common stock, par value $0.01 per share, at $36.30 per share ($34.57 per share net of underwriting discounts and commissions) in an underwritten public offering. The Company received approximately $138.3 million in net proceeds from the offering. On August 5, 2004, the underwriters purchased 600,000 additional shares to cover over-allotments generating approximately $20.7 million in additional net proceeds to the Company. The proceeds from the offering, including the over-allotment proceeds, were used to fund the acquisition of 20 buildings from Baylor Health Care System, to repay the outstanding balance on the Unsecured Credit Facility due 2006, and for general corporate purposes.

Note 8. Subsequent Events

Common Stock Dividend

     On October 26, 2004, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.640 per share ($2.56 annualized) to $0.645 per share ($2.58 annualized) payable on December 2, 2004 to shareholders of record on November 15, 2004.

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

     Substantially all of the Company’s revenues are derived from rentals on its healthcare real estate properties and from interest earned on mortgage loans. Most of the Company’s leases and other financial support arrangements with respect to its healthcare real estate properties are designed to reduce the Company’s exposure to increased costs and expenses incurred from the operation of its healthcare properties. However, the Company is experiencing a trend in lease arrangements moving from net leases towards gross or modified gross leases, which could increase the Company’s exposure to higher operating costs and negatively impact the Company’s operating results.

     Since the Company’s inception, it has been selective about its acquisitions of properties. Though the Company’s financial capacity typically allows it to take advantage of worthy investment opportunities as they arise, management believes that selecting long-term investments with leading healthcare providers will enhance the prospects for long-term stability and maintenance of the dividend. The Company’s diverse portfolio by facility type, state, occupant and type of agreement, helps mitigate its exposure to ever-changing economic conditions and other tenant, operator and occupant issues that arise from time to time. The Company has acquired approximately $299.1 million in properties during the first nine months of 2004.

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

Adjustment to Amortization of Deferred Compensation

     In the third quarter of 2004, management concluded that certain amendments related to retirement provisions in the employment agreements of certain officers that were effective as of January 1, 2000 impacted the measurement dates and amortization periods related to restricted stock reserved for or released, subject to vesting provisions, to those officers. The Company has concluded that the non-cash amortization of restricted stock for those officers for the years 2000 through 2003 was understated in total by approximately $2.3 million and was understated by approximately $121,000 for the nine months ended September 30, 2004. Further, the Company concluded that the deferred compensation balance on the balance sheet was overstated by $7.3 million and the additional paid in capital balance was overstated by $4.9 million at September 30, 2004 due to the change in the measurement dates and the understatement of amortization expense. The adjustments to related prior period financial statements are not, in the opinion of management, material to the consolidated financial statements for each of the prior years or current year financial statements. Therefore, the Company has adjusted the deferred compensation balance, additional paid in capital balance, and related amortization expense in its Consolidated Financial Statements for the three and nine months ended September 30, 2004. There was no impact to total stockholders’ equity as a result of these adjustments.

     The Company’s non-cash restricted stock amortization will increase approximately $161,000 per year through year 2009 due to the adjustment described above.

FAS 141,“Business Combinations”

     Statement of Financial Accounting Standards 141, “Business Combinations” (“FAS 141”) requires that when a building is acquired with in-place leases, the cost of the acquisition should be allocated between the tangible real estate and the intangible assets related to in-place leases based on their fair values. Where appropriate, the intangible assets recorded may include goodwill or a customer relationship asset. The value of above or below market in-place leases is amortized against rental income or property operating expenses over the average remaining term of the in-place leases upon acquisition, which is typically a shorter life than the estimated life of the building. The value of the at-market in-place leases is amortized over the average remaining term of the in-place leases upon acquisition and is reflected in amortization expense. For the properties acquired since January 1, 2002, the amortization period of these in-place leases has ranged from 13 to 106 months. The amortization of the lease intangibles could substantially offset the increase to net income from the actual operating results of the acquired property. The amount of in-place lease amortization recorded for the three and nine months ended September 30, 2004 was $2.8 million and $5.0 million, respectively.

Interest Expense

     Proceeds from the issuance of the $300 million Senior Notes due 2014 were partially used to repay the outstanding balance on the Unsecured Credit Facility due 2006 of $220 million at the end of the first quarter of 2004 as well as to acquire properties. Although issued at a rate of 5.125%, the rate on the Senior Notes due 2014 has exceeded the rate on the Unsecured Credit Facility due 2006 by approximately 236 to 300 basis points since issued in the first quarter resulting in much higher interest expense, dampening the accretiveness of the acquisitions in 2004.

Equity Offering

     As described in Note 7 to the Consolidated Financial Statements, the Company sold 4,600,000 shares of common stock during the third quarter of 2004. The net proceeds of the offering were used to fund the acquisition of 20 buildings from Baylor Health Care System, to repay the outstanding balance on the Unsecured Credit Facility due 2006, and for general corporate purposes. On an earnings per share and FFO per share basis, these additional shares will have the effect of dampening the accretiveness of the acquisitions funded by the proceeds of the offering.

Real Estate Acquisitions

     During the first nine months of 2004, the Company acquired approximately $299.1 million in real estate operations, discussed in more detail in Note 2 to the Consolidated Financial Statements. Though the Company continues to see opportunities for acquisitions of real estate properties and construction-related real estate projects, the Company does not expect the volume of acquisitions during 2004 to continue.

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

     Management believes FFO and FFO per share to be important supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to significant non-cash items, primarily depreciation of real estate. Management uses FFO and FFO per share to compare and evaluate its own operating results from period to period, and to monitor the operating results of the Company’s peers in the REIT industry. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs; furthermore, because FFO per share is consistently and regularly reported, discussed, and compared by research analysts in their notes and publications about REITs; and finally, because research analysts publish their earnings estimates and consensus estimates for healthcare REITS only in terms of fully-diluted FFO per share and not in terms of net income or earnings per share. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share.

     However, FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.

     The table below sets forth computations of FFO and FFO per share for the three and nine months ended September 30, 2004 and 2003 and reconciles FFO to net income. During the third quarter of 2004, the Company concluded that amendments to the employment agreements of certain officers, entered into in the year 2000, impacted the measurement dates and amortization periods related to restricted stock reserved for or awarded to those officers (see Note 1 to the Consolidated Financial Statements for further details). As a result, the Company recognized additional non-cash amortization expense in the third quarter of 2004 of approximately $2.4 million or $0.05 per diluted FFO per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income	$13,938	$17,449	$47,375	$53,652
Net loss on sales of real estate properties	37	461	603	668
Real estate depreciation and amortization	14,828	10,308	39,011	30,628

Total adjustments	14,865	10,769	39,614	31,296

Funds From Operations — Basic and Diluted	$28,803	$28,218	$86,989	$84,948

Funds From Operations Per Common Share — Basic	$0.64	$0.69	$2.03	$2.08

Funds From Operations Per Common Share — Diluted	$0.63	$0.68	$2.00	$2.04

Weighted Average Common Shares Outstanding — Basic	44,784,456	41,087,329	42,751,434	40,939,067

Weighted Average Common Shares Outstanding — Diluted	45,692,624	41,732,935	43,527,519	41,636,126

Results of Operations

Third Quarter 2004 Compared to Third Quarter 2003

     Net income for the quarter ended September 30, 2004 totaled $13.9 million, or $0.31 per basic common share ($0.31 per diluted common share), on total revenues of $61.9 million. This compares with net income of $17.4 million, or $0.42 per basic and diluted common share, on total revenues of $48.1 million for the quarter ended September 30, 2003.

     Total revenues for the quarter ended September 30, 2004 compared to the same period in 2003 increased $13.8 million or 28.6% due mainly to the acquisition of 49 properties during 2003 and 2004 (45 property-managed and four master-leased properties) and the commencement of operations of three properties that were previously under construction.

     Total expenses for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 increased $17.3 million or 56.3% mainly for the reasons discussed below:

     • The Company recorded a non-cash amortization adjustment in the third quarter of 2004 related to certain officers’ restricted stock awards totaling $2.4 million. See Note 1 to the Consolidated Financial Statements for further details.

     • Property operating expenses increased $6.8 million or 77.6% due mainly to the acquisition of 45 property-managed buildings during 2003 and 2004 and the commencement of operations of three properties that were previously under construction.

     • Interest expense increased $3.1 million or 35.8% due mainly to the issuance in March 2004 of $300 million Senior Notes due 2014, offset by a reduction in interest expense due to the repayment in March 2004 of $20.3 million of the Senior Notes due 2006.

     • Depreciation and amortization expenses increased $4.6 million or 43.3% due mainly to the acquisition of 49 buildings during 2003 and 2004 and the commencement of operations of three properties that were previously under construction. As discussed in more detail in “Trends and Matters Impacting Operating Results” above, the value of the in-place lease intangibles acquired in a real estate acquisition is amortized over the average remaining term of the in-place leases upon acquisition, a much shorter life than the estimated life of the building. The amount of in-place lease amortization recorded for the three months ended September 30, 2004 and 2003 was $2.8 million and $0, respectively.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Net income for the nine months ended September 30, 2004 totaled $47.4 million, or $1.11 per basic common share ($1.09 per diluted common share), on total revenues of $170.6 million. This compares with net income of $53.7 million, or $1.31 per basic common share ($1.29 per diluted common share), on total revenues of $142.1 million for the nine months ended September 30, 2003.

     Total revenues for the nine months ended September 30, 2004 compared to the same period in 2003 increased $28.5 million or 20.1% due mainly to the acquisition of 49 properties during 2003 and 2004 (45 property-managed and four master-leased properties) and the commencement of operations of three properties that were previously under construction.

     Total expenses for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 increased $33.1 million or 36.7% mainly for the reasons discussed below:

     • The Company recorded a non-cash amortization adjustment in the third quarter of 2004 related to certain officers’ restricted stock awards totaling $2.4 million. See Note 1 to the Consolidated Financial Statements for further details.

     • Property operating expenses increased $13.9 million or 55.6% due mainly to the acquisition of 45 property-managed buildings during 2003 and 2004 and the commencement of operations of three properties that were previously under construction.

     • Interest expense increased $6.8 million or 26.7% due mainly to the issuance of the $300 million Senior Notes due 2014 in March 2004, higher interest rates on the two interest rate swaps entered into in March 2003 than the interest rate swaps previously in place, reduced by the amortization of the $18.4 million fair value gain realized from the termination of the Company’s two interest rate swaps in March 2003. The increases were also partially offset by a reduction in interest expense due to the repayment in March 2004 of $20.3 million of the Senior Notes due 2006 and the repayment of three mortgage notes payable in October 2003.

     • Depreciation and amortization expense increased $8.8 million or 28.2% due mainly to the acquisition of 49 buildings during 2003 and 2004 and the commencement of operations of three properties that were previously under construction. As discussed in more detail in “Trends and Matters Impacting Operating Results” above, the value of the in-place lease intangibles acquired in a real estate acquisition is amortized over the average remaining term of the in-place leases upon acquisition, a much shorter life than the estimated life of the building. The amount of in-place lease amortization recorded for the nine months ended September 30, 2004 and 2003 was $5.0 million and $0, respectively.

Liquidity and Capital Resources

Debt Obligations

     As discussed in more detail in Note 4 to the Consolidated Financial Statements, the Company is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows:

			Contractual
	Balance at		Interest	Interest
(dollars in thousands)	9/30/04	Maturity Date	Rate at 6/30/04	Payments	Principal Payments
Unsecured Credit Facility due 2006	$9,000	10/06	LIBOR + 1.10%	Quarterly	At maturity (1)
Senior Notes due 2006	49,700	4/06	9.49%	Semi-Annual	$20.3 million in 2005
					and $29.4 million in
					2006
Senior Notes due 2011, net	311,363	5/11	8.125%	Semi-Annual	At maturity
Senior Notes due 2014, net	298,554	4/14	5.125%	Semi-Annual	At maturity
Mortgage notes payable	51,081	5/11-7/26	7.22%-8.50%	Monthly	Monthly or at maturity
Other note payable	1,167	7/05	7.53%	Semi-Annual	Semi-Annual

	$720,865

(1) The Company pays a quarterly facility fee of 0.35% on the commitment that can change based on the Company’s credit rating.

     As of September 30, 2004, 88% of the Company’s outstanding debt balances were due after 2008. The Company’s shareholders’ equity at September 30, 2004, totaled approximately $1.0 billion and its debt to total capitalization ratio, on a book basis, was approximately 0.41 to 1. For the nine months ended September 30, 2004, the Company’s earnings covered fixed charges at a ratio of 2.39 to 1.00. At September 30, 2004, the Company had borrowing capacity of $291.0 million under the Unsecured Credit Facility due 2006.

     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s Investor Service, and Fitch Ratings, respectively.

     At September 30, 2004, the Company was in compliance with the covenant requirements under its various debt instruments.

     In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the

2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s balance sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. At September 30, 2004, the aggregate fair value of the current hedge, $3.1 million, is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s Consolidated Balance Sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s Consolidated Income Statement.

Shelf Registration

     On March 30, 2004, the Company received $296.5 million in net proceeds from the issuance of the $300.0 million Senior Notes due 2014. In addition, the Company received $138.3 million in net proceeds from the issuance of the 4,000,000 shares of common stock on July 28, 2004, and received an additional $20.7 million in net proceeds from the issuance of 600,000 shares of common stock on August 5, 2004 in connection with the underwriters’ over-allotment option. On July 22, 2004, the Company filed a post-effective amendment on Form S-3 pursuant to Rule 462(b) for an additional $28.5 million in order to register additional securities for its equity offering. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of its properties, the acquisition or development of additional properties or, as necessary, to meet distribution requirements for REITs under the Internal Revenue Code. The Company may raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions.

Security Deposits and Letters of Credit

     As of September 30, 2004, the Company had approximately $7.0 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.

Asset Acquisitions and Dispositions

     During the first quarter of 2004, the Company invested $18.0 million in a 141,765 square foot medical office building on an Advocate Healthcare hospital campus in Chicago, Illinois and invested $30.0 million in seven medical office buildings totaling 283,452 square feet on Ascension Health hospital campuses in Michigan and Arizona.

     During the first quarter of 2004, the Company sold the annex portion of a physician clinic in Florida for $1.8 million, equal to the Company’s basis in the property. In this transaction, the Company received $0.5 million in proceeds and a $1.3 million mortgage note.

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

     During the third quarter of 2004, the Company acquired from Baylor Health Care System 20 medical office buildings in and around Dallas, Texas for $133.0 million with an aggregate square footage of approximately 1.1 million. See Note 2 to the Consolidated Financial Statements for more details on this acquisition.

     The Company funded these acquisitions from net proceeds from the issuance of the $300 million Senior Notes due 2014 and from the equity offering in the third quarter of 2004. The Company provides property management services for the Ascension Health, Medstar Health, and Baylor Health Care properties.

     During the second quarter of 2004, the Company sold a 25,000 square foot assisted living facility in Georgia for $4.5 million. The Company has not accounted for this as discontinued operations because it was not considered material. Also, two mortgage notes receivable totaling $6.4 million were repaid in full and a $4.7 million mortgage note was converted into full equity ownership of a skilled nursing facility in Tennessee. Net proceeds from these sales were used to partially repay the outstanding balance on the Unsecured Credit Facility due 2006.

     During the third quarter, two mortgage notes receivable were repaid totaling $21.2 million. The proceeds from the repayments were used to partially repay the outstanding balance on the unsecured credit facility and for general corporate purposes. Also in the third quarter, the Company acquired a parcel of land in Texas for $1.8 million. Finally, the Company sold two parcels of land in Pennsylvania for $0.2 million in net proceeds.

Other Developments

     A number of the Company’s properties are subject to options in favor of the operator to repurchase the properties for the amount of the Company’s investment. Completion of the repurchase is contingent upon the operator having access to funding and certain other matters covered by the applicable contracts. The Company has in the past received notices of the exercise of such options where the repurchase did not occur. On June 24, 2004, the Company received notice from a senior living operator that it intends to exercise options to purchase the properties it leases from the Company. A closing of the proposed purchase of these properties would be contingent upon the operator’s ability to secure financing and the resolution of other matters. Therefore, the Company cannot express an opinion as to whether or not the proposed purchase might occur or when it might close. However, as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has evaluated and concluded that it does not believe it is probable that the transactions will close in the next twelve months. As a result, the operations of these properties are not reflected as discontinued operations in the accompanying Consolidated Financial Statements. The properties covered by the purchase options exercised by this senior living operator comprise approximately $74.9 million of the Company’s assets and accounted for approximately 3.8% of the Company’s revenues on a consolidated basis for the nine months ended September 30, 2004. The Company has not received any other notices of intent to exercise options to purchase. The Company has real estate investments in properties with other operators totaling $258.5 million, which contain options with various conditions, terms, timing, and duration to purchase that are currently exercisable by the respective operators or lessees.

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

Commitments

     As of September 30, 2004, the Company had a net investment of approximately $32.6 million in two build-to-suit developments in progress, which have funding commitments remaining totaling approximately $23.2 million and are estimated to be completed late 2004 and mid-2005. The Company also has an investment in a land parcel of $6.1 million in Hawaii. The Company anticipates it will construct a medical office building on the land for an aggregate investment of approximately $47.0 million. The Company intends to fund these commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility due 2006, proceeds from sales of real estate properties, proceeds from repayments of mortgage notes receivable, or proceeds from capital market financing.

Dividends

     On July 27, 2004, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.635 per share ($2.54 annualized) to $0.64 per share ($2.56 annualized) payable to stockholders of record on August 16, 2004. This dividend was paid on September 2, 2004. On October 26, 2004, the Company’s Board of Directors declared another increase in the quarterly common stock dividend to $0.645 per share ($2.58 annualized) payable to stockholders of record on November 15, 2004. This dividend is payable on December 2, 2004 and relates to the period July 1, 2004 through September 30, 2004. While the Company has no present plans to change its quarterly common stock dividend policy, the dividend policy is reviewed each quarter by the Company’s Board of Directors.

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

     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2004 and 2005, paying quarterly dividends, and funding debt service, from its cash flows, proceeds from the Unsecured Credit Facility due 2006, proceeds from additional repayments of mortgage notes receivable, proceeds from the sale of real estate investments, or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable or in sufficient amounts to meet its liquidity needs. See the Company’s Consolidated Statements of Cash Flows for further detail of the Company’s cash flows for the nine months ended September 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     During the three months ended September 30, 2004, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned subsidiary of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified damages. The Company filed a motion to discuss the case asserting various defenses. The motion was denied by the court in an order entered on September 28, 2004. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.

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

Exhibit 4.2 First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.3 Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.4 Second Supplemental Indenture, dated as of March 30, 2004, by the Company and Wachovia Bank, National Association (4)

Exhibit 4.5 Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1 Underwriting Agreement, dated July 22, 2004, by and between the Company, Legg Mason Wood Walker, Incorporated, A.G. Edwards & Sons, Inc. and Wachovia Capital Markets, LLC (5)

Exhibit 10.2 Amended and Restated Employment Agreement, dated as of July 28, 2004, by and between David R. Emery and Healthcare Realty Trust Incorporated (filed herewith).

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
Scott W. Holmes
Senior Vice President and Chief Financial Officer

Date: November 9, 2004

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.2	First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.3	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.4	Second Supplemental Indenture, dated as of March 30, 2004, by the Company and Wachovia Bank, National Association (4)

Exhibit 4.5	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Underwriting Agreement, dated July 22, 2004, by and between the Company, Legg Mason Wood Walker, Incorporated, A.G. Edwards & Sons, Inc. and Wachovia Capital Markets, LLC (5)

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of July 28, 2004, by and between David R. Emery and Healthcare Realty Trust Incorporated (filed herewith).

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed July 27, 2004 and hereby incorporated by reference.