Form 10-K
period 2004-12-31
HEALTHCARE REALTY TRUST INC
filed 2005-11-30
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None
(Title of Class)
      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2005) of the Registrant held by non-affiliates on June 30, 2005 was approximately $1,783,279,568.
      As of October 31, 2005, 47,757,000 shares of the Registrant’s Common Stock were outstanding.

PART I
Disclosure Regarding Forward-Looking Statements
      This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, that could significantly affect the Company’s current plans and expectations and future financial condition and results.
      The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.
      Such risks and uncertainties include, among other things, the following risks including those described in more detail below:

•	Changes in the financial condition or corporate strategy of the Company’s tenants;

•	Business conditions and the general economy;

•	The availability of debt and equity capital with favorable terms and conditions;

•	The ability of the Company to invest its capital in quality properties on a timely basis;

•	The federal, state and local regulatory environment; and

•	The ability of the Company to maintain its qualification as a REIT.

Item 1.	Business
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
      The Company acquires existing healthcare facilities and provides property management, leasing and construction projects for qualified healthcare operators. As of September 30, 2005, the Company had investments of approximately $1.9 billion in 246 income-producing real estate properties and mortgages associated with the delivery of healthcare services throughout the United States. At September 30, 2005, the Company’s owned real estate portfolio contained approximately 12.5 million square feet and was comprised of six major facility types located in 27 states. Also, the Company’s mortgage portfolio was comprised of two major facility types, containing approximately 400,000 square feet. At September 30, 2005, the Company provided property management services for 142 healthcare-related properties nationwide, totaling approximately 7.6 million square feet. The Company intends to maintain a portfolio of properties that are focused predominantly on the outpatient services and medical office segments of the healthcare industry and are diversified by tenant, geographic location and facility type.
      The Company is one of the largest fully-integrated real estate companies focused on income-producing real estate properties related to the delivery of healthcare services and is one of the largest healthcare REITs focused primarily on medical office buildings and outpatient facilities.

      Healthcare Realty’s strategy is to be a full-service provider of integrated real estate solutions to quality healthcare providers. Consistent with this strategy, the Company seeks to provide a broad spectrum of services needed to own, acquire, manage and develop healthcare properties, including: leasing, construction, property management, market research, tenant coordination and financial services.
      The Company acquires income-producing real estate properties associated with a diverse group of quality healthcare providers in markets where the respective healthcare provider maintains a strong presence. Management believes that the Company has a strategic advantage in providing its services to a more diverse group of healthcare providers because the Company is not affiliated with any healthcare provider and does not expect to be affiliated with any healthcare provider.
      Management believes that diversification reduces the Company’s potential exposure to unsuccessful healthcare service strategies and to a concentration of credit with any one healthcare provider. Only one healthcare provider (HealthSouth at 11%) accounted for more than 10% of the Company’s revenues during the year ended December 31, 2004.
      As of September 30, 2005, approximately 56% of the Company’s real estate investments consist of properties leased to unaffiliated lessees pursuant to long-term net master lease agreements or financial support agreements. Approximately 44% are multi-tenanted properties with occupancy leases, but without other financial support agreements. The Company’s master leases and financial support agreements are generally designed to ensure the continuity of revenues and coverage of costs and expenses relating to the properties by the tenants and the sponsoring healthcare operators. The Company’s recent medical office real estate acquisitions have not had master lease or financial support arrangements with the health systems on whose campuses the acquired properties are located. Rather, the income from such investments is derived solely from rents paid by the occupying tenant which include physician practices and hospital outpatient operations under leases of varying terms. While such arrangements do not provide the Company with the ability to seek recourse from a healthcare sponsor, they generally allow the Company to manage rents more profitably. The Company expects this trend to continue.
      As of September 30, 2005, the weighted average remaining lease term pursuant to the long-term master lease and financial support agreements was approximately 6.3 years, with expiration dates through 2022.
      Base rent or support payments under master leases or financial support agreements vary by agreement taking into consideration various factors, including the credit of the property lessee, the healthcare operator, and the operating performance, location, and physical condition of the property. Many of the property agreements contain provisions for additional rent or support payment increases. The existence and nature of provisions for additional payments in any given agreement relate to, among other factors, the financial strength of the respective property lessee, the healthcare operator, or both, as well as other lease terms.
      The Company focuses predominantly on outpatient healthcare facilities, which are designed to provide medical services outside of traditional inpatient hospital settings. Management believes the outpatient services segment of the healthcare industry provides the most cost-effective delivery setting and, because of increasing cost pressures, along with technological advances and a heightened focus on preventive medicine, this segment of the healthcare-related real estate market offers the greatest potential for future growth. The Company also invests in properties associated with the senior living and nursing home industries.
      Construction projects require the Company to provide funding to build facilities on property owned or leased by the Company. In most construction transactions, the Company acts as developer and owner and has approval authority with regard to plans, specifications, budgets and time schedules for the completion of the construction of the property.
      The Company operates so as to qualify as a REIT for federal income tax purposes. If so qualified, with limited exceptions, the Company will not be subject to corporate federal income tax with respect to net income distributed to its shareholders. See “Federal Income Tax Information” below.

Purchase Options
      A number of the Company’s properties are subject to options in favor of the operator to purchase the properties for the amount of the Company’s investment. Completion of the purchase is contingent upon the operator having access to funding and certain other matters covered by the applicable contracts. Though purchases have historically been infrequent, the Company sold ten senior living properties to an operator in 2005 for approximately $71.0 million, including the repayment of certain receivables. The ten properties covered by the purchase options exercised by this operator comprise approximately $74.9 million ($61.2 million, net) of the Company’s real estate properties and accounted for approximately 3.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $6.1 million in the first quarter of 2005 from the sale of nine of the properties and recognized a gain of approximately $1.2 million from the sale of the tenth property in the second quarter of 2005.
      Also, on April 20, 2005, another senior living operator purchased five properties it leased from the Company producing net sale proceeds to the Company totaling approximately $53.2 million, including the repayment of certain receivables. The five properties covered by the purchase options exercised by this operator comprise approximately $50.3 million ($42.1 million, net) of the Company’s real estate assets and accounted for approximately 2.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $0.2 million from the sale of the five properties.
      As of September 30, 2005, the Company has reinvested all of the proceeds from the two purchase transactions discussed in the preceding paragraphs by acquiring approximately $128.9 million of new properties and mortgages.
      On September 29, 2005, a sponsor under a property operating agreement gave notice to the Company of its intent to purchase three properties under property operating agreements with the Company with a target closing date in December 2005. The three properties covered by the purchase options exercised by this operator comprise approximately $9.7 million ($8.2 million, net) of the Company’s real estate properties and accounted for approximately 0.6% of the Company’s revenues for the year ended December 31, 2004. The Company expects to recognize a gain from the sale of these properties.
      On November 15, 2005, a lessee gave notice to the Company of its intent to purchase, during the second quarter of 2006, a medical office building it leases from the Company under a master lease agreement. Based on the master lease agreement, the lessee’s purchase price will be equal to the fair market value of the property, to be determined by an appraisal process specified in the master lease. The property comprised approximately $16.4 million ($13.8 million, net) of the Company’s real estate properties at December 31, 2004 and accounted for approximately 1.1% of the Company’s revenues for the year ended December 31, 2004. The Company believes it will recognize a gain on the transaction.
      The exercise of the purchase options above is largely a function of the historically low interest rate environment. In each case, the operator or sponsor was able to replace higher rate lease or support obligations to the Company with lower rate mortgage debt. The Company cannot predict whether additional purchase options will be exercised, but the Company has not received notice of exercise of any other purchase options through November 15, 2005.
Acquisitions and Dispositions during the Fourth Quarter of 2004 and the First Three Quarters of 2005
      During the fourth quarter of 2004, the Company sold a 69,200 square foot physician clinic in Florida for $5.0 million, converted a $1.6 million mortgage note into full equity ownership of a skilled nursing facility in Michigan, and a $18.8 million mortgage note receivable was repaid in full.
      During the first quarter of 2005, the Company invested in three mortgages totaling $50.4 million. The mortgages are secured by two groups of skilled nursing facilities and a group of assisted living facilities. Also, during the first quarter of 2005, a senior living operator purchased nine of the ten properties it leased from the Company producing net proceeds to the Company totaling $58.9 million, including the repayment of certain receivables. These nine properties covered by the purchase options exercised by this operator comprised approximately $62.5 million ($50.8 million, net) of the Company’s real estate properties. The Company recognized a gain of approximately $6.1 million from the sale of these nine properties. Finally, the Company sold a comprehensive ambulatory care center in Florida for net proceeds totaling $4.8 million. The Company recognized an impairment charge related to the sale of approximately $25,000. The proceeds received by the Company from the property dispositions were used to fund the three mortgage investments made during the quarter.
      During the second quarter of 2005, the Company acquired seven senior living properties in Tennessee and South Carolina totaling $45.3 million; invested $11.1 million in a joint venture related to three medical office buildings in Washington; and invested in a $10.8 million mortgage secured by leasehold interests in a group of assisted living facilities. Also, during the second quarter, as discussed in Purchase Options above, a senior living operator exercised its remaining purchase option on 10 properties it leased from the Company by purchasing the tenth property for net proceeds to the Company of $12.1 million, including the repayment of certain receivables. This property comprised approximately $12.4 million ($10.4 million, net) of the Company’s real estate properties as of December 31, 2004. The Company recognized a gain of approximately $1.2 million from the sale of this property. Also, as discussed in Purchase Options above, a second senior living operator exercised its purchase options on five properties it leased from the Company producing net proceeds to the Company totaling $53.2 million, including the repayment of certain receivables. The five properties covered by the purchase comprised approximately $50.3 million ($42.1 million, net) of the Company’s real estate properties as of December 31, 2004. The Company recognized a gain of approximately $0.2 million from the sale of the five properties. Finally, during the second quarter of 2005, a $2.9 million mortgage note receivable secured by an assisted living facility in South Carolina was repaid in full, a 19,000 square foot comprehensive ambulatory care center in Florida was sold for $1.9 million, and the Company sold a land parcel in Texas for $2.0 million.
      During the third quarter of 2005, the Company acquired an assisted living facility in Florida for $11.2 million. Also, a $1.3 million mortgage note receivable secured by a physician clinic in Florida was repaid in full.
Contractual Obligations
      As of December 31, 2004, the Company had long-term contractual obligations of approximately $1.4 billion. For a more detailed description of these contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations,” included elsewhere in this report on Form 10-K. As of September 30, 2005, there have been no significant changes in the amount of the Company’s contractual obligations.
Mortgage Notes Receivable Portfolio
      As of December 31, 2004, the Company’s mortgage notes receivable portfolio totaled $40.3 million. Approximately 65% of the mortgage notes receivable were secured by assisted living facilities, 32% were secured by skilled nursing facilities, and 3% are secured by a medical office building.
      As of September 30, 2005, the Company’s mortgage notes receivable portfolio totaled $95.6 million. Approximately 58% of the mortgage notes receivable were secured by assisted living facilities and 42% were secured by skilled nursing facilities. The increase in mortgage investments between December 31, 2004 and September 30, 2005 occurred as a result of the Company’s reinvestment of proceeds from properties sold pursuant to purchase options in the first and second quarters of 2005.
      As of December 31, 2004, the weighted average maturity of the mortgage notes receivable portfolio was approximately 4.4 years, with maturity dates through 2013. Interest rates ranged from 8.75% to 11.7% and are generally adjustable each year to reflect increases in the Consumer Price Index.

      As of September 30, 2005, the weighted average maturity of the mortgage notes receivable portfolio was approximately 3.3 years, with maturity dates through 2013, and interest rates ranging from 9.54% to 12.69%.
Competition
      The Company competes for property acquisitions with private investors, healthcare providers, other healthcare-related REITs, real estate partnerships, and financial institutions, among others. The Company also competes for the construction of new healthcare facilities. The business of acquiring and constructing new healthcare facilities is highly competitive and is subject to price, construction and operating costs, and other competitive pressures.
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
Government Regulation
      The investments made by the Company are with active participants in the healthcare industry. The healthcare industry continues to face rising costs in the delivery of healthcare services, increased competition for patients, a growing population of uninsured patients and higher bad debt expense, constant evaluation of reimbursement levels by private and governmental payors, and scrutiny by federal and state legislative and administrative authorities, thus presenting the industry and its individual participants with uncertainty. The Company believes that these uncertainties present opportunities for the Company to assist in providing solutions to some of these pressures; however, these various changes can affect the economic performance of some or all of its tenants and clients. The Company cannot predict the degree to which these changes may affect the economic performance of the Company, positively or negatively.
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
      Although the Company is not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, its leases and subleases must be negotiated at arm’s length for fair market value rental rates. To the extent that a healthcare facility leases space from the Company and, in turn, subleases space to physicians or other referral sources at less than fair market rental rate, the Anti-Kickback Statute (a provision of the Social Security Act addressing illegal remuneration) and the Stark Law (the federal physician self-referral law) could be implicated. The Company’s leases require the lessees to covenant that they will comply with all applicable laws.
      A significant portion of the revenue of healthcare providers is derived from government reimbursement programs, such as the federal Medicare program and the joint federal and state Medicaid program. Although lease payments to the Company are not directly affected by the level of government reimbursement, to the extent that changes in these programs adversely affect healthcare providers, such changes could have an impact on their ability to make lease payments to the Company. The Medicare program is highly regulated and subject to frequent evaluation and change. Fundamental changes in the

Medicare program (including the implementation of a prospective payment system for hospital inpatient, hospital outpatient, inpatient rehabilitation and skilled nursing services in which facilities are reimbursed generally a flat or fixed amount based on the classification system for the service provided) have resulted in a challenging operating environment for healthcare providers. Despite changes in Medicare reimbursement and other regulatory requirements from year to year, the Company expects healthcare providers to continue to adjust to new operating challenges, as they have in the past, by developing stronger standards and modifying their strategies for profitable operations and growth.
      Considerable uncertainties surround the future growth of payment levels under government reimbursement programs. Medicaid growth rates have been lowered in some states with budgetary concerns, and the policy for federal contributions to states may undergo reform in 2006 with Congress currently looking to reduce federal Medicaid spending growth. The Medicare Modernization Act of 2003 set positive increases in annual Medicare reimbursement rates for healthcare providers through 2007. However, Congress may amend this policy if pressured to curb high rates of growth in Medicare spending (versus GDP growth), and if the Medicare operating margins of healthcare providers are deemed high enough to absorb a lower rate of growth.
      While conjecture has risen regarding the pressure to implement Medicare savings to ease the federal budget deficit, the Company believes that historical data shows no direct correlation between high federal budget deficits and lower rates of Medicare reimbursement growth. Rather, Medicare spending growth seems to be more closely related to hospital profit margins. The highest increases in Medicare spending have occurred in years of low hospital profit margins, which have also happened to be years of high federal deficits. The Company believes that there could be a reversion back to smaller increases, which would allow significant savings while still providing increases in Medicare funding for healthcare providers. It is possible that future payment rates will not be sufficient to cover cost increases in providing services to patients. Reductions in the growth of government payments could have an adverse impact on healthcare providers financial condition and, therefore, could adversely affect the ability of providers to make rental payments.
      Loss by a facility of its ability to participate in government-sponsored programs because of licensing, certification or accreditation deficiencies or because of program exclusion resulting from violations of law would have material adverse effects on facility revenues.
Legislative Developments
      Each year, legislative proposals are introduced in Congress and in some state legislatures that would effect significant change in the delivery of healthcare services, either nationally or at the state level, if implemented. Among the proposals under consideration are cost controls on state and federal Medicaid reimbursements, healthcare provider cost-containment and quality-control initiatives by public and private payors, refinements to Medicare payment rates and the expiration of certain temporary Medicare add-on reimbursements for skilled nursing facilities, heightened restrictions on admissions to inpatient rehabilitation facilities, a permanent moratorium on physician ownership of new specialty hospitals, healthcare coverage for the uninsured, increased scrutiny of medical errors, implementation of the prescription drug benefit for Medicare recipients, tax credits for Health Savings Accounts, re-importation of pharmaceutical drugs, improvements in healthcare information technology, and limits on damages claimed in physician malpractice lawsuits. The Company cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on the Company’s business.
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
      The Company has had limited environmental site assessments conducted on substantially all of the properties currently owned. These site assessments are limited in scope and provide only an evaluation of potential environmental conditions associated with the property, not compliance assessments of ongoing operations. The Company is not aware of any environmental condition or liability that management believes would have a material adverse effect on the Company’s financial position, earnings, expenditures or continuing operations. While it is the Company’s policy to seek indemnification relating to environmental liabilities or conditions, even where sale and purchase agreements do contain such provisions there can be no assurances that the seller will be able to fulfill its indemnification obligations. In addition, the terms of the Company’s leases or financial support agreements do not give the Company control over the operational activities of its lessees or healthcare operators, nor will the Company monitor the lessees or healthcare operators with respect to environmental matters.
Insurance
      Under their leases, the Company’s tenants are required to maintain, at their expense, certain insurance coverages relating to their operations at the leased facilities. In addition, the Company maintains appropriate liability and casualty insurance on its assets and operations. The Company has also obtained title insurance with respect to each of the properties it owns, insuring that the Company holds title to each of the properties free and clear of all liens and encumbrances except those approved by the Company. In the opinion of management of the Company, each of the properties owned by the Company is adequately covered by hazard, liability and business interruption rent insurance.

Employees
      As of September 30, 2005, the Company employed 214 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
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
      If the Company were to cease to qualify as a REIT, and the statutory relief provisions were found not to apply, the Company’s income that it distributed to shareholders would be subject to the “double taxation” on earnings (once at the corporate level and again at the shareholder level) that generally results from an investment in the equity securities of a corporation. However, the distributions would then qualify for the reduced dividend rates created by the Jobs and Growth Tax Relief Reconciliation Act of 2003. Failure to maintain qualification as a REIT would force the Company to significantly reduce its distributions and possibly incur substantial indebtedness or liquidate substantial investments in order to pay the resulting corporate taxes. In addition, the Company, once having obtained REIT status and having thereafter lost such status, would not be eligible to reelect REIT status for the four subsequent taxable years, unless its failure to maintain its qualification was due to reasonable cause and not willful neglect and certain other requirements were satisfied. In order to elect again to be taxed as a REIT, just as with its original election, the Company would be required to distribute all of its earnings and profits accumulated in any non-REIT taxable year.

Taxation of the Company
      As long as the Company remains qualified to be taxed as a REIT, it generally will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders.
      However, the Company will be subject to federal income tax as follows:

•	The Company will be taxed at regular corporate rates on any undistributed “real estate investment trust taxable income,” including undistributed net capital gains.

•	Under certain circumstances, the Company may be subject to the “alternative minimum tax” on its items of tax preference, if any.

•	If the Company has (i) net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business, or (ii) other non-qualifying income from foreclosure property, it will be subject to tax on such income at the highest regular corporate rate.

•	Any net income that the Company has from prohibited transactions (which are, in general, certain sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax.

•	If the Company should fail to satisfy either the 75% or 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a percentage tax calculated by the ratio of REIT taxable income to gross income with certain adjustments multiplied by the gross income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test.

•	If the Company fails to distribute during each year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from preceding periods, then the Company will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.

•	To the extent that the Company recognizes gain from the disposition of an asset with respect to which there existed “built-in gain” upon its acquisition by the Company from a C corporation in a carry-over basis transaction and such disposition occurs within a maximum ten-year recognition period beginning on the date on which it was acquired by the Company, the Company will be subject to federal income tax at the highest regular corporate rate on the amount of its “net recognized built-in gain.”

•	To the extent that the Company has net income from a taxable REIT subsidiary (“TRS”), the TRS will be subject to federal corporate income tax in much the same manner as other non-REIT C corporations, with the exceptions that the deductions for interest expense on debt and rental payments made by the TRS to the Company will be limited and a 100% excise tax may be imposed on transactions between the TRS and the Company or the Company’s tenants that are not conducted on an arm’s length basis. A TRS is a corporation in which a REIT owns stock, directly or indirectly, and for which both the REIT and the corporation have made TRS elections.

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
      The Company has issued shares to a sufficient number of people to allow it to satisfy the share ownership test and the five or fewer test. In addition, to assist in complying with the five or fewer test, the Company’s Articles of Incorporation contain provisions restricting share transfers where the transferee (other than specified individuals involved in the formation of the Company, members of their families and certain affiliates, and certain other exceptions) would, after such transfer, own (a) more than 9.9% either in number or value of the outstanding common stock of the Company or (b) more than 9.9% either in number or value of any outstanding preferred stock of the Company. Pension plans and certain other tax-exempt entities have different restrictions on ownership. If, despite this prohibition, stock is acquired increasing a transferee’s ownership to over 9.9% in value of either the outstanding common stock or any preferred stock of the Company, the stock in excess of this 9.9% in value is deemed to be held in trust for transfer at a price that does not exceed what the purported transferee paid for the stock, and, while held in trust, the stock is not entitled to receive dividends or to vote. In addition, under these circumstances, the Company also has the right to redeem such stock.
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
      In addition, the Company must not manage its properties or furnish or render services to the tenants of its properties, except through an independent contractor from whom the Company derives no income unless (i) the Company is performing services that are usually or customarily furnished or rendered in connection with the rental of space for occupancy only and the services are of the sort that a tax-exempt organization could perform without being considered in receipt of unrelated business taxable income or (ii) the income earned by the Company for other services furnished or rendered by the Company to tenants of a property or for the management or operation of the property does not exceed a de minimis threshold generally equal to 1% of the income from such property. The Company self-manages some of its properties, but does not believe it provides services to tenants that are outside the exception. Should the Company want to provide additional services other than through an independent contractor, it could use a TRS entity and not jeopardize its REIT status.
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
      If the Company were to fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions would generally be available if (i) the Company’s failure to meet such test or tests was due to reasonable cause and not to willful neglect and (ii) following its identification of its failure to meet these tests, the Company files a description of each item of income that fails to meet these tests in a schedule in accordance with Treasury Regulations. It is not possible, however, to know whether the Company would be entitled to the benefit of these relief provisions since the application of the relief provisions is dependent on future facts and circumstances. If these provisions were to apply, the Company would be subjected to tax equal to a percentage tax calculated by the ratio of REIT taxable income to gross income with certain adjustments multiplied by the gross income attributable to the greater of the amount by which the Company failed either of the 75% or the 95% gross income tests.

Asset Tests
      At the close of each quarter of its taxable year, the Company must also satisfy four tests relating to the nature of its assets.

•	At least 75% of the value of the Company’s total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities.

•	Not more than 25% of the Company’s total assets may be represented by securities other than those includable in the 75% asset class.

•	Not more than 20% of the Company’s total assets may be represented by securities of one or more TRS.

•	Of the investments included in the 25% asset class, except for TRS, (i) the value of any one issuer’s securities owned by the Company may not exceed 5% of the value of the Company’s total assets, (ii) the Company may not own more than 10% of any one issuer’s outstanding voting securities and (iii) the Company may not hold securities having a value of more than 10% of the total value of the outstanding securities of any one issuer. Securities issued by affiliated qualified REIT subsidiaries (“QRS”), which are corporations wholly owned by the Company, either directly or indirectly, that are not TRS, are not subject to the 25% of total assets limit, the 5% of total assets limit or the 10% of a single issuer’s voting securities limit or the 10% of a single issuer’s value limit. Additionally, “straight debt” and certain other exceptions are not “securities” for purposes of the 10% of a single issuer’s value test. The existence of QRS are ignored, and the assets, income, gain, loss and other attributes of the QRS are treated as being owned or generated by the Company, for federal income tax purposes. The Company currently has 50 subsidiaries and other affiliates that it employs in the conduct of its business.

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

Distribution Requirement
      In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (a) the sum of (i) 90% of the Company’s “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and the Company’s net capital gain) and (ii) 90% of the net income (after tax on such income), if any, from foreclosure property, over (b) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the Internal Revenue Service (“IRS”) if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its “real estate investment trust taxable income,” it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make “required distributions” to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company’s distributions for 2004 were adequate to satisfy its distribution requirement.
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

Failure to Qualify as a REIT
      If the Company were to fail to qualify for federal income tax purposes as a REIT in any taxable year, and the relief provisions were found not to apply, the Company would be subject to tax on its taxable income at regular corporate rates (plus any applicable alternative minimum tax). Distributions to shareholders in any year in which the Company failed to qualify would not be deductible by the Company nor would they be required to be made. In such event, to the extent of current and/or accumulated earnings and profits, all distributions to shareholders would be taxable as qualified dividend income, including, presumably, subject to the 15% maximum rate on dividends created by the Jobs and Growth Tax Relief Reconciliation Act of 2003, and, subject to certain limitations in the Code, eligible for the 70% dividends received deduction for corporations that are REIT shareholders. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company’s incurring substantial indebtedness (to the extent borrowings were feasible) or liquidating substantial investments in order to pay the resulting taxes.

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
      Special rules apply to certain tax-exempt pension funds (including 401(k) plans but excluding IRAs or government pension plans) that own more than 10% (measured by value) of a “pension-held REIT.” Such a pension fund may be required to treat a certain percentage of all dividends received from the REIT during the year as unrelated business taxable income. The percentage is equal to the ratio of the REIT’s gross income (less direct expenses related thereto) derived from the conduct of unrelated trades or businesses determined as if the REIT were a tax-exempt pension fund (including income from activities financed with “acquisition indebtedness”), to the REIT’s gross income (less direct expenses related thereto) from all sources. The special rules will not require a pension fund to recharacterize a portion of its dividends as unrelated business taxable income unless the percentage computed is at least 5%.
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

Ordinary Dividends
      Distributions made by the Company that are not attributable to gain from the sale or exchange by the Company of United States real property interests and that are not designated by the Company as capital gain dividends will be treated as ordinary income dividends to the extent made out of current or accumulated earnings and profits of the Company. Generally, such ordinary income dividends will be subject to United States withholding tax at the rate of 30% on the gross amount of the dividend paid unless reduced or eliminated by an applicable United States income tax treaty. The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such dividends paid to a Non-U.S. Shareholder unless a lower treaty rate applies and the Non-U.S. Shareholder has filed an IRS Form W-8BEN with the Company, certifying the Non-U.S. Shareholder’s entitlement to treaty benefits.

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

Capital Gain Dividends
      As long as the Company continues to qualify as a REIT, distributions made by the Company after December 31, 2004, that are attributable to gain from the sale or exchange by the Company of any United States real property interests (“USRPI”) will not be treated as effectively connected with the conduct of a trade or business in the United States. Instead, such distributions will be treated as REIT dividends that are not capital gains and will not be subject to the branch profits tax as long as the Non-U.S. Shareholder does not hold greater than 5% of the stock of the Company at any time during the taxable year in which the distribution is received. Non-U.S. Shareholders who hold more than 5% of the stock of the Company will be treated as if such gains were effectively connected with the conduct of a trade or business in the United States and generally subject to the same capital gains rates applicable to U.S. Shareholders. In addition, corporate Non-U.S. Shareholders may also be subject to the 30% branch profits tax and to withholding at the rate of 35% of the gross distribution.

Disposition of Stock of the Company
      Gain recognized by a Non-U.S. Shareholder upon the sale or exchange of stock of the Company generally will not be subject to United States taxation unless such stock constitutes a USRPI within the meaning of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). The stock of the Company will not constitute a USRPI so long as the Company is a “domestically controlled REIT.” A “domestically controlled REIT” is a REIT in which at all times during a specified testing period less than 50% in value of its stock or beneficial interests are held directly or indirectly by Non-U.S. Shareholders. The Company believes that it will be a “domestically controlled REIT,” and therefore that the sale of stock of the Company will not be subject to taxation under FIRPTA. However, because the stock of the Company is publicly traded, no assurance can be given that the Company is or will continue to be a “domestically controlled REIT.”
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

Other Tax Proposals and Legislation
      On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003. This tax legislation reduces the maximum individual tax rate for long-term capital gains generally from 20% to 15% (for sales occurring after May 6, 2003 through December 31, 2008) and for dividends generally from 38.6% to 15% (for tax years from 2003 through 2008). Without future congressional action, the maximum tax rate on long-term capital gains will return to 20% in 2009, and the maximum rate on dividends will move to 35% in 2009 and 39.6% in 2011. Because a REIT is not generally subject to federal income tax on the portion of its REIT taxable income or capital gains distributed to its shareholders, distributions of dividends by a REIT are generally not eligible for the new 15% tax rate on dividends. As a result the Company’s ordinary REIT dividends will continue to be taxed at the higher tax rates (currently, a maximum of 35%) applicable to ordinary income.
      Additionally, the American Jobs Creation Act of 2004 was signed into law on October 22, 2004. The most significant changes affecting REITs provide for additional safe harbors and tests should a REIT determine that it is not in compliance with certain REIT qualification requirements. These changes make it easier for a REIT to maintain REIT status should there be any current qualification issues as of a specific test date.
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

Employee Benefit Plans, Tax-Qualified Retirement Plans and IRAs
      Each fiduciary of an employee benefit plan subject to Title I of ERISA (an “ERISA Plan”) should carefully consider whether an investment in stock of the Company is consistent with its fiduciary responsibilities under ERISA. In particular, the fiduciary requirements of Part 4 of Title I of ERISA require (i) an ERISA Plan’s investments to be prudent and in the best interests of the ERISA Plan, its participants and beneficiaries, (ii) an ERISA Plan’s investments to be diversified in order to reduce the risk of large losses, unless it is clearly prudent not to do so, (iii) an ERISA Plan’s investments to be authorized under ERISA and the terms of the governing documents of the ERISA Plan and (iv) that the fiduciary not cause the ERISA Plan to enter into transactions prohibited under Section 406 of ERISA. In determining whether an investment in stock of the Company is prudent for purposes of ERISA, the appropriate fiduciary of an ERISA Plan should consider all of the facts and circumstances, including whether the investment is reasonably designed, as a part of the ERISA Plan’s portfolio for which the fiduciary has investment responsibility, to meet the objectives of the ERISA Plan, taking into consideration the risk of loss and opportunity for gain (or other return) from the investment, the diversification, cash flow and funding requirements of the ERISA Plan and the liquidity and current return of the ERISA Plan’s portfolio. A fiduciary should also take into account the nature of the Company’s business, the length of the Company’s operating history and other matters described below under “Risk Factors.”
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
      The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov.

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
Risk Factors
      The following are some of the risks and uncertainties that could cause the Company’s actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or the Company’s other filings with the SEC. If any of the following risks actually occurred, the Company’s business, financial condition and operating results could suffer, and the trading price of its common stock could decline.

At times, the Company may have excess cash. A delay in investing cash available to it in suitable properties could adversely affect the Company’s future revenues and its ability to maintain or increase dividends to shareholders; there is considerable competition in the Company’s market for attractive investments.
      From time to time, the Company will have cash available from various sources, including (1) the proceeds of sales of shares of its securities, (2) principal payments on its mortgage investments, and (3) the sale of its properties, including non-elective dispositions under the terms of master leases or similar financial support arrangements. The Company must invest these proceeds, on a timely basis and at comparable yields, in other healthcare investments or in qualified short-term investments. The Company competes for real estate investments with a broad variety of potential investors. This competition for investments may negatively affect the Company’s ability to make timely investments on acceptable terms. While funds are unused for property investments, they are invested in short-term obligations which have been at historically low yields. Accordingly, delays in utilizing excess cash to acquire properties will negatively impact revenues and perhaps the Company’s ability to maintain or increase its distributions to shareholders.

At other times, the Company may have limited access to capital, which will slow the Company’s growth.
      A REIT is required to make dividend distributions and retains little capital for growth. As a result, a REIT is required to grow through the steady investment of new capital in real estate assets. Presently, the Company has sufficient capital availability. However, there will be times when the Company will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of the Company’s available capital will be required to meet existing commitments and to reduce existing debt. The Company may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time it requires additional capital to acquire healthcare properties on a competitive basis or to meet its obligations.

A failure to maintain the Company’s dividend could reduce the market price of its stock.
      The ability of the Company to pay dividends is dependent upon its ability to maintain funds from operations and cash flow and to make accretive new investments. In addition, the Company is subject to financial covenant restrictions with its lenders that limit dividend payments as a percentage of FFO. The Company, though historically having increased the dividend each quarter, decided to maintain the quarterly dividend for the third quarter of 2005 at the same level as the previous quarter. There can be no assurance that the Company will be able to resume its practice of increasing quarterly dividends or that it will be able to maintain dividend payments.

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately or timely report its financial results.
      Management of the Company determined that internal control over financial reporting was ineffective as of December 31, 2004, because material weaknesses in the Company’s system of internal control over financial reporting existed as of such date. While the Company has taken remedial measures to correct these material weaknesses (which measures are more fully described in Item 9A of this report), the Company can give no assurance that it will not have material weaknesses or significant deficiencies in its internal control over financial reporting in the future. The Company cannot be sure the remedial measures it has taken will ensure that the Company maintains adequate controls over its financial reporting processes in the future. An ineffective control environment, if not remediated, could result in a misstatement of the Company’s financial statements that could cause a delay in periodic filings with the SEC and such delay could cause a violation of debt covenants.

Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments.
      The healthcare service industry is currently experiencing:

•	Changing trends in the method of delivery of healthcare services;

•	Competition among healthcare providers for patients;

•	Increased expense for uninsured patients;

•	Increased liability insurance expense;

•	Continuing pressure by private and governmental payors to contain costs and reimbursements; and

•	Increased scrutiny and formal investigations by federal and state authorities.
These changes can adversely affect the economic performance of some or all of the tenants and sponsors who provide financial support to the Company’s investments and, in turn, negatively affect the lease revenues and the value of the Company’s property investments.

If a healthcare tenant lost its licensure or certification, the Company would have to obtain another provider for the affected facility.
      If the Company could not attract another healthcare provider on a timely basis or on acceptable terms, the Company’s revenues would suffer. In addition, many of the Company’s properties are special-purpose facilities that may not be easily adaptable to uses unrelated to healthcare. Transfers of operations of healthcare facilities are often subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

The Company owns facilities that are operated by companies that have experienced regulatory and legal problems.
      The Company’s tenants and sponsors are subject to a complex system of federal and state regulations relating to the delivery of healthcare services. If a tenant or sponsor experiences regulatory or legal problems, the Company could be at risk for amounts owed to it by the tenant under leases or financial support agreements.
      The United States Department of Justice and Securities and Exchange Commission have accused HealthSouth Corporation and several of its former officers of overstating earnings and assets included in HealthSouth’s financial statements. The Company owns 27 facilities that are affiliated with HealthSouth, of which 16 are multi-tenanted and master leased, nine are inpatient rehabilitation facilities and two are multi-tenanted facilities in which HealthSouth is a tenant providing surgery, diagnostic and related services. As of September 30, 2005, HealthSouth occupied approximately 643,000 square feet of the Company’s inpatient rehabilitation facilities and 105,000 square feet of medical office/outpatient facilities, or 6% of the Company’s total square footage. Approximately 11% and 10% of the Company’s revenues, including revenues from discontinued operations, for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively, were received from HealthSouth.
      Tenet Healthcare Corporation and its subsidiaries are subject to several federal and state civil and criminal enforcement actions and several related civil lawsuits. These claims involve allegations against Tenet and several of its hospitals of illegal kickbacks to induce referrals to the hospitals, improper Medicare coding practices, including on Medicare cost reports non-reimbursable costs related to physicians’ practices, physician recruiting, improper outlier payments, and inflating charges for medical services, pharmaceutical supplies and prescription drugs. The Company owns 12 facilities that are operated by Tenet, of which five are master leased, six are subject to financial support agreements whereby Tenet guarantees the Company a certain return on its investments, and one is a multi-tenanted facility in which Tenet is a tenant. As of December 31, 2004, Tenet occupied approximately 96,000 square feet of medical office and outpatient facilities, or 0.8% of the Company’s total square footage. Approximately 8% and 7%

of the Company’s revenues, including revenues from discontinued operations, for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively, were received from Tenet.
      The Company has received all material amounts due from both HealthSouth and Tenet and has received no indication from either company that it will be unable to continue paying amounts owed to the Company under its current leases and financial support agreements, but the Company can give no assurance that receipt of such amounts will continue.

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
      The Company’s headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The Company’s current lease agreement, which commenced on November 1, 2003, covers approximately 24,969 square feet of rented space and expires on October 31, 2010, with two five-year renewal options. Annual base rent was approximately $451,900 in 2004 and increases approximately 3.25% annually. Effective September 1, 2004, the lease agreement was amended to include the addition of 5,965 square feet of rented space. The amendment contains the same expiration and option terms as the original lease agreement. Total base rent related to the amendment in 2004 was approximately $40,000, is approximately $111,500 for 2005 and is increased approximately 3.25% annually thereafter.

Item 3.	Legal Proceedings
      On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The allegations in the suit relate to activities which occurred before the Company acquired Capstone in 1998. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October, 1998. None of the Capstone officers and directors remained in his or her position following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified compensatory and punitive damages. There is currently a stay on discovery in the case that is expected to be in effect through the remainder of 2005. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
      The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Securityholders
      No matter was submitted to a vote of shareholders during the fourth quarter of 2004 or during the first three quarters of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Shares of the Company’s Common Stock are traded on The New York Stock Exchange under the symbol “HR.” As of September 30, 2005, there were approximately 1,945 shareholders of record. The following table sets forth the high and low sales prices per common share and the distributions declared per common share in the periods indicated.

			Distributions
			Declared per
	High	Low	Share

2005
First Quarter	$41.03	$35.25	$0.650
Second Quarter	39.91	35.83	0.655
Third Quarter	41.36	37.36	0.660
Fourth Quarter (through November 11, 2005)	40.19	36.30	0.660
2004
First Quarter	$43.15	$35.16	$0.630
Second Quarter	44.03	32.45	0.635
Third Quarter	40.03	35.47	0.640
Fourth Quarter	42.11	38.40	0.645
2003
First Quarter	$29.93	$22.96	$0.610
Second Quarter	31.24	24.42	0.615
Third Quarter	33.00	29.17	0.620
Fourth Quarter	36.74	31.86	0.625
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
Equity Compensation Plan Information
      The following table provides information about the Company’s Common Stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans as of September 30, 2005, including the 2003 Employees Restricted Stock

Incentive Plan, the 2000 Employee Stock Purchase Plan, the 1994 Dividend Reinvestment Plan, and the 1995 Restricted Stock Plan for Non-Employee Directors.

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under Equity
	Be Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	in the First Column)

Equity compensation plans approved by security holders	219,992	—	1,336,267	(2)
Equity compensation plans not approved by security holders	0	—	2,032,075	(3)

Total	219,992	—	3,368,342

(1)	The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of Common Stock may be purchased at a per share price equal to 85% of the fair market value of the Common Stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

(2)	Includes securities available for future issuance under the 2000 Employee Stock Purchase Plan, the 1994 Dividend Reinvestment Plan, and the 1995 Restricted Stock Plan for Non-Employee Directors.

(3)	Includes securities available for future issuance under the 2003 Employees Restricted Stock Incentive Plan.
      All of the Company’s equity compensation plans were approved by the shareholders, except the 2003 Employees Restricted Stock Incentive Plan, which provides for awards of restricted shares of the Company’s Common Stock to full-time salaried employees of the Company or its subsidiaries and affiliates on such terms and conditions, and subject to such restrictions, as the Compensation Committee may determine. Such conditions may be based on continuing employment or achievement of pre-established financial objectives or both. The 2003 plan covers a fixed number of shares and terminates on December 1, 2012. Subject to the risk of forfeiture and transfer restrictions, eligible employees shall have all rights as shareholders with respect to the shares issued pursuant to the plan, including the right to vote and receive dividends or other distributions on such shares. For employees under employment agreements, upon certain merger, change in control, or liquidation events involving the Company, all shares covered by outstanding awards under the plan will immediately vest, unless provisions are made in connection with such transaction for the continuance of the plan. Moreover, all shares covered by outstanding awards to employees under employment agreements will immediately vest if a participant’s employment with the Company is terminated without cause or, in the case of the Company’s executive officers, upon that officer’s retirement.

Item 6.	Selected Financial Data
SELECTED FINANCIAL INFORMATION
      The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements of the Company (dollars in thousands, except per share data):

	Years Ended December 31,

	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
STATEMENT OF INCOME DATA:
Total revenues	$234,069	$184,082	$170,928	$168,409	$171,737
Interest expense	$43,899	$34,640	$34,274	$38,205	$43,114
Income from continuing operations	$49,750	$52,713	$47,048	$59,663	$61,683
Discontinued operations	$5,783	$7,689	$15,335	$14,676	$13,879
Net income	$55,533	$60,402	$62,383	$74,339	$75,562
Income from continuing operations per common share — Basic	$1.14	$1.28	$1.02	$1.33	$1.39
Discontinued operations per common share — Basic	$0.13	$0.19	$0.38	$0.37	$0.35
Net income per common share — Basic	$1.27	$1.47	$1.40	$1.70	$1.74
Income from continuing operations per common share — Diluted	$1.11	$1.26	$1.00	$1.31	$1.36
Discontinued operations per common share — Diluted	$0.13	$0.18	$0.37	$0.36	$0.34
Net income per common share — Diluted	$1.24	$1.44	$1.37	$1.67	$1.70
Weighted average common shares outstanding — Basic	43,706,528	41,142,619	40,701,516	39,849,734	39,540,752
Weighted average common shares outstanding — Diluted	44,627,475	41,840,188	41,487,780	40,608,681	40,648,371
BALANCE SHEET DATA (AS OF THE END OF THE PERIOD):
Real estate properties, net	$1,562,794	$1,331,323	$1,287,113	$1,361,008	$1,368,487
Assets held for sale	$61,246	$0	$0	$0	$0
Total assets	$1,750,810	$1,501,802	$1,473,806	$1,546,931	$1,583,326
Notes and bonds payable	$719,264	$590,281	$545,063	$505,222	$536,781
Total stockholders’ equity	$980,616	$876,130	$891,452	$1,002,609	$1,003,618
OTHER DATA:
Funds from operations — Basic(2)	$110,172	$103,716	$94,261	$106,513	$107,966
Funds from operations — Diluted(2)	$110,172	$103,716	$94,261	$106,513	$108,241
Funds from operations per common share — Basic(2)	$2.52	$2.52	$2.32	$2.67	$2.73
Funds from operations per common share — Diluted(2)	$2.47	$2.48	$2.27	$2.62	$2.66
Dividends declared and paid per common share	$2.55	$2.47	$2.39	$2.31	$2.23

(1)	The Consolidated Financial Statements have been restated from the unaudited financial statements furnished on Form 8-K dated June 24, 2005. The Consolidated Financial Statements for years ended December 31, 2003, 2002, 2001, and 2000 were previously restated as disclosed in the unaudited financial statements furnished on Form 8-K dated June 24, 2005. See Note 2 to the Consolidated

Financial Statements for a detail of the restatement items. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, the restatements reduced (increased) income from continuing operations approximately ($0.8) million, $16.5 million, $14.0 million, $12.6 million and $11.9 million, respectively; reduced (increased) net income approximately ($0.8) million, $10.1 million, $7.7 million, $5.6 million and $4.2 million, respectively; and reduced (increased) net income per common share on a diluted basis approximately ($0.01), $0.25, $0.18, $0.14 and $0.12, respectively.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of Funds From Operations (“FFO”), including why the Company presents FFO and a reconciliation of FFO to net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

Business Overview
      Healthcare Realty Trust Incorporated (the “Company”) operates under the Internal Revenue Code of 1986, as amended (the “Code”), as an indefinite life real estate investment trust (“REIT”). The Company, a self-managed and self-administered REIT, integrates owning, managing and developing income-producing real estate properties and mortgages associated with the delivery of healthcare services throughout the United States. Management believes that by providing related real estate services, the Company can differentiate its competitive market position, expand its asset base and increase revenues over time.
      Substantially all of the Company’s revenues are derived from rentals on its healthcare real estate properties, from interest earned on mortgage loans, and from revenues from the consolidation of variable interest entities (“VIEs”) related to the operations of six senior living facilities owned by the Company. See Note 1 to the Consolidated Financial Statements regarding these VIEs. The Company typically incurs operating and administrative expenses, including compensation expense, office rental and other related occupancy costs, as well as various expenses incurred in connection with managing the existing portfolio and acquiring additional properties. The Company also incurs interest expense on its various debt instruments and depreciation expense on its real estate portfolio.

Executive Overview
      The Company continues to be well-positioned from a capital structure and liquidity viewpoint by maintaining a conservative debt-to-book capitalization ratio, by maintaining capacity on its unsecured credit facility due 2006 ($9.0 million outstanding with $248.0 million remaining capacity as of December 31, 2004 under its financial covenants), and by continuing to review and restructure maturities on its debt commitments (no significant repayments on long-term debt until the year 2011). As of September 30, 2005, the Company had $49.0 million outstanding on its unsecured credit facility due 2006 and had borrowing capacity remaining, under its financial covenants, of $179.0 million.
      Since the Company’s inception, it has been selective about the properties it acquires. Management believes that by selecting conservative, long-term investments with healthcare providers, the Company will enhance its prospects for long-term stability and maintenance of the dividend. The Company’s portfolio, diversified by facility type, geography, and tenant concentration, helps mitigate its exposure to ever-changing economic conditions and tenant and sponsor credit risks.
      In the current market for medical office buildings, management has seen low capitalization rates and minimally accretive investment returns. Historically low interest rates and highly leveraged financial buyers have increased competition for medical office properties at higher prices. Several health systems have offered large portfolios of properties for sale, seeking to capitalize on these higher prices. The properties acquired by the Company during 2004 were mainly medical office buildings, on or near hospital campuses, and were part of large portfolios subject to competitive pricing.

      During 2004, the Company purchased approximately $299.0 million of real estate assets, began operating two medical office buildings that were previously under construction, publicly issued $300.0 million of 5.125% senior notes, and publicly issued 4,600,000 shares of Common Stock. While these activities positioned the Company very well from a liquidity and capital structure standpoint and developed and furthered relationships with healthcare systems, the combination of these 2004 activities will not have a significantly positive impact on funds from operations (“FFO”) or FFO per share for 2005, largely because of the increased number of outstanding shares and the thin margin on medical office investments.
      Though the Company is in discussions with healthcare systems on several development projects, its volume of acquisitions of existing medical office properties will not be as significant in 2005 as in 2004. Offerings of large medical office portfolios have declined in 2005 as a result of rising interest rates affecting sales pricing. With the acquisition and capital market activities consummated during 2004 and the reduced volume of acquisition activity in 2005, management anticipates very little, if any, growth in its FFO per share during 2005 from property acquisitions.
      The Company, though historically having increased the dividend each quarter, decided to maintain the quarterly dividend for the third quarter of 2005 at the same level as the previous quarter. The Company will determine future dividend policy based upon cash generated by operating activities, the Company’s financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Code, and other such factors deemed relevant.
      The Company has concluded that previously issued financial statements should be restated. The restatement will have no impact on cash flows in future periods. The results of operations for the three years in the period ended December 31, 2004 have been restated from the unaudited financial statements furnished on Form 8-K dated June 24, 2005. The results for the years ended December 31, 2003 and 2002 had previously been restated as disclosed in the unaudited financial statements furnished on Form 8-K dated June 24, 2005. These restatements impacted net income as shown in the table below. See Note 2 to the Consolidated Financial Statements for a more detailed discussion of the restatement.

	Year Ended December 31,

(Dollars in thousands)	2004(1)	2003(2)	2002(2)

Net income as previously reported	$54,757	$70,507	$70,091
Restatement adjustments
Restatement adjustments reported on Form 8-K dated June 24, 2005		(11,690)	(7,008)
Subsequent changes to restatement adjustments	776	1,585	(700)

Total Restatement adjustments	776	(10,105)	(7,708)

Net income, as restated	$55,533	$60,402	$62,383

(1)	As previously reported amounts represent amounts furnished on Form 8-K dated June 24, 2005.

(2)	As previously reported amounts represent amounts reported in the financial statements previously filed in the 2003 Annual Report on Form 10-K.
TRENDS AND MATTERS IMPACTING OPERATING RESULTS
      Management monitors factors and trends important to the Company and REIT industry in order to gauge the potential impact on the operations of the Company. Discussed below are some of the factors and trends that management believes may impact future operations of the Company.

Acquisitions
      The Company acquired approximately $299.0 million of real estate properties during 2004. The Company’s volume of acquisitions for 2005, however, will not be as high as in 2004. As of September 30,

2005, the Company had invested in $128.7 million of new properties or mortgages and had disposed of $125.2 million of properties due to purchase options exercised.

Purchase Options Exercised Subsequent to Year End
      On January 18, 2005, a senior living operator purchased nine of the ten properties it leased from the Company producing net sales proceeds to the Company totaling $58.9 million, including the repayment of certain receivables, and purchased the tenth property in May 2005 producing net sales proceeds to the Company totaling $12.1 million, including the repayment of certain receivables. The ten properties covered by the purchase options exercised by this operator comprise approximately $74.9 million ($61.2 million, net) of the Company’s real estate properties and accounted for approximately 3.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $6.1 million in the first quarter of 2005 from the sale of the nine properties and recognized a gain of approximately $1.2 million from the sale of the tenth property in the second quarter of 2005.
      On April 20, 2005, a second senior living operator purchased five properties it leased from the Company producing net sales proceeds to the Company totaling $53.2 million, including the repayment of certain receivables. The five properties covered by the purchase options exercised by this operator comprise approximately $50.3 million ($42.1 million, net) of the Company’s real estate assets and accounted for approximately 2.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $0.2 million from the sale of the five properties.
      As of September 30, 2005, the Company had reinvested all of the proceeds from these two purchases by acquiring approximately $128.7 million of new properties or mortgages. However, since the proceeds were not reinvested immediately, net income for 2005 may be negatively impacted.
      On September 29, 2005, a sponsor under a property operating agreement gave notice to the Company of its intent to purchase three properties under property operating agreements with the Company with a target closing date in December 2005. The three properties covered by the purchase options exercised by this operator comprise approximately $9.7 million ($8.2 million, net) of the Company’s real estate properties and accounted for approximately 0.6% of the Company’s revenues for the year ended December 31, 2004. The Company expects to recognize a gain from the sale of these properties.
      On November 15, 2005, a lessee gave notice to the Company of its intent to purchase, during the second quarter of 2006, a medical office building it leases from the Company under a master lease agreement. Based on the master lease agreement, the lessee’s purchase price will be equal to the fair market value of the property, to be determined by an appraisal process specified in the master lease. The property comprised approximately $16.4 million ($13.8 million, net) of the Company’s real estate properties at December 31, 2004 and accounted for approximately 1.1% of the Company’s revenues for the year ended December 31, 2004. The Company believes it will recognize a gain on the transaction.
      The exercise of the purchase options noted above is largely a function of the historically low interest rate environment. In each case, the operator or sponsor who able to replace higher rate lease or support obligations to the Company with lower rate mortgage debt. The Company cannot predict whether additional purchase options will be exercised, but the Company has not received notice of exercise of any other purchase options through November 15, 2005.

Investment Trends
      As of September 30, 2005, approximately 56% of the Company’s real estate investments consisted of properties currently leased to unaffiliated lessees pursuant to long-term net lease agreements or subject to financial support agreements with the healthcare sponsors that provide guarantees of the return on the Company’s investment in the properties. Approximately 44% are multi-tenanted properties with shorter-term occupancy leases, but without other financial support agreements. The Company’s recent medical office real estate acquisitions have not included master lease or financial support arrangements with the health systems on whose campuses the acquired properties are located. The income from these recent investments is derived solely from rents paid by the occupying tenants, which include physician practices and hospital operations. The Company expects future medical office investments to follow this trend, which the Company believes gives it greater opportunity to manage long-term revenue growth. In addition to its medical office investments, the Company also continues to see investment opportunities in the senior living sector of the healthcare industry. The Company may make additional acquisitions of senior living properties or invest in mortgage loans secured by senior living properties.

FAS 144, “Discontinued Operations”
      As discussed in more detail in Note 2 to the Consolidated Financial Statements, Financial Accounting Standards Board Statement No. 144 (“FAS 144”), which has significantly impacted REITs, requires that the Company present all significant real estate disposals since December 31, 2001 as discontinued operations. As a result, each time the Company disposes of a significant real estate asset, the results of operations from that asset will be classified as discontinued operations for the current period, and all prior periods presented will be restated to conform to the current period presentation. As a result, readers of the Company’s financial statements should be aware that each future disposal may result in a change to the presentation of the Company’s operations in the historical statements of income as previously filed. Such income statement reclassifications will have no impact on previously reported net income.

FAS 141, “Business Combinations”
      As discussed in Application of Critical Accounting Policies and in Note 1 to the Company’s Consolidated Financial Statements, when a building is acquired with in-place leases, FAS 141 requires that the cost of the acquisition be allocated between the tangible real estate and the intangible assets related to in-place leases based on their fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The value of above- or below-market in-place leases is amortized against rental income or property operating expense over the average remaining term of the in-place leases upon acquisition, which is typically a shorter period than the ordinary depreciation period for the building. The value of at-market in-place leases is amortized and reflected in amortization expense in the Company’s Consolidated Statements of Income. For the buildings acquired in 2003 and 2004, the remaining lives of the in-place leases ranged from 8 to 101 months.

Variable Interest Entities
      Included in the Company’s Consolidated Financial Statements for the years ended December 31, 2003 and 2004 are the assets, liabilities and results of operations of variable interest entities (“VIEs”) related to six senior living properties owned by the Company. The Company did not previously consolidate VIEs in its previously issued financial statements. Instead, the Company reported depreciation on the real estate assets, which are included on the Company’s balance sheet, and reported rental income and interest income on the leases and notes receivable related to these assets, respectively. The assets, liabilities and results of operations of the VIEs, not previously identified or reported in previous filings to be VIEs by Company management, were not consolidated in the Company’s Consolidated Financial Statements, and are part of the restatement (see Note 2 to the Consolidated Financial Statements).
      Due to prior operator defaults, the Company placed new operators in the six senior living facilities during 2003 and 2004 and signed lease agreements with the new operators, in addition to loan agreements with one of the operators. The Company anticipated that the properties would not generate positive cash flows until the operations of the properties were stabilized. As such, both parties agreed that the Company would finance the estimated cash flow deficits, but in return would receive some or all of the economic benefits of the entities once the properties were stabilized and had positive cash flows. These arrangements created a “variable interest entity”, as defined in FASB Interpretation 46R, and in those cases where the Company has subsequently determined that it is the primary beneficiary as defined by FASB Interpretation 46R, the Company is required to consolidate the VIE in its Consolidated Financial Statements. This generally means that the note receivable, if any, from the VIE on the books of the

Company, and the note payable, if any, to the Company on the books of the VIE, are eliminated in consolidation. Likewise, the interest income and rental income on the books of the Company is eliminated against the corresponding interest expense and rental expenses on the books of the VIE. What remains in the Consolidated Financial Statements of the Company are the results of operations of the VIE (the properties), which are now included in the Company’s income statements in the lines other operating income and other operating expense, and the related assets and liabilities of the VIE entity, which are included on the Company’s balance sheet.
      If circumstances dictate, the structure of future transactions with operators may also create VIEs, resulting in consolidation of the entity’s results of operations.

Impairment Charges
      As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the Company must assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the net carrying value might not be fully recoverable. The Company recorded impairment charges of $1.2 million, $0, and $0.3 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The impairment charges in 2004 were recorded upon the disposition of real estate assets and included the write-off of non-cash straight-line rent receivables. The impairment charge in 2002 of $0.3 million represents the difference between the net carrying value of $0.5 million and the estimated fair value of $0.2 million relating to a skilled nursing facility in Oklahoma, which the Company closed in 2002 and does not expect to reopen. In 2003, the SEC issued a statement that impairment charges could not be added back to net income in calculating FFO. As such, the $1.2 million impairment charge recognized in 2004 related to the dispositions of real estate assets negatively impacted FFO. Impairment charges will be recognized from time to time and will negatively impact FFO.
FUNDS FROM OPERATIONS
      FFO and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.”
      Management believes FFO and FFO per share to be supplemental measures of a REIT’s performance that provide an understanding of the operating performance of the Company’s properties without giving effect to significant non-cash items, primarily depreciation of real estate. Management uses FFO and FFO per share to compare and evaluate its own operating results from period to period, and to monitor the operating results of the Company’s peers in the REIT industry. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs; because FFO per share is consistently and regularly reported, discussed, and compared by research analysts in their notes and publications about REITs; and finally, because research analysts publish their earnings estimates and consensus estimates for healthcare REITs only in terms of fully-diluted FFO per share and not in terms of net income or earnings per share. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share.
      However, FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.

      FFO for the years ended December 31, 2004, 2003, and 2002 has been restated. The restatement, discussed further in Note 2 to the Consolidated Financial Statements, decreased (increased) FFO for the years ended December 31, 2004, 2003, and 2002 by ($0.6) million; $10.3 million and $7.8 million, respectively, and decreased (increased) FFO per diluted common share by ($0.01); $0.25 and $0.18, respectively. The table below reconciles FFO to net income for the three years ended December 31, 2004.

	Year Ended December 31,

	2004	2003	2002
(Dollars in thousands, except per share data)	(Restated)	(Restated)	(Restated)

Net income	$55,533	$60,402	$62,383
Net (gain) loss on sales of real estate properties	0	1,109	(3,388)
Preferred stock dividend	0	0	(4,992)
Real estate depreciation and amortization	54,639	42,205	40,258

Total adjustments	54,639	43,314	31,878

Funds From Operations — Basic and Diluted	$110,172	$103,716	$94,261

Weighted average common shares outstanding — Basic	43,706,528	41,142,619	40,701,516

Weighted average common shares outstanding — Diluted	44,627,475	41,840,188	41,487,780

Funds From Operations Per Common Share — Basic	$2.52	$2.52	$2.32

Funds From Operations Per Common Share — Diluted	$2.47	$2.48	$2.27

RESULTS OF OPERATIONS

2004 Compared to 2003
      The results of operations for the year ended December 31, 2004 have been restated from the unaudited financial statements furnished on Form 8-K dated June 24, 2005. The results of operations for the year ended December 31, 2003 have also been restated. The impact of the restatement reduced (increased) net income by ($0.8) million and $10.1 million, respectively, for the years ended December 31, 2004 and 2003. See Note 2 to the Consolidated Financial Statements for a discussion of the restatement.
      As discussed in Application of Critical Accounting Policies to Accounting Estimates and in Note 1 to the Consolidated Financial Statements, when acquiring a real estate property, the Company allocates a portion of the purchase price to lease intangibles in-place upon acquisition as well as to the building. The lease intangibles are amortized over the weighted average remaining lives of the leases in-place upon acquisition, which is generally a much shorter life than the depreciation on the building asset. The lease intangible amortization for the twelve months ended December 31, 2004 and 2003 was $8.2 million and $1.3 million, respectively, thereby significantly reducing net income for 2004.
      For the year ended December 31, 2004, net income was $55.5 million, or $1.27 per basic common share ($1.24 per diluted common share), on total revenues from continuing operations of $234.1 million compared to net income of $60.4 million, or $1.47 per basic common share ($1.44 per diluted common share), on total revenues from continuing operations of $184.1 million for the year ended December 31, 2003. FFO was $110.2 million, or $2.52 per basic common share ($2.47 per diluted common share), for the year ended December 31, 2004 compared to $103.7 million, or $2.52 per basic common share ($2.48 per diluted common share), in 2003.

	2004	2003
(Dollars in thousands)	(Restated)	(Restated)

REVENUES
Master lease rental income	$78,355	$76,477
Property operating income	111,016	73,078
Straight-line rent	1,592	2,116
Mortgage interest income	8,765	10,441
Other operating income	34,341	21,970

	234,069	184,082
EXPENSES
General and administrative	13,691	11,825
Property operating expenses	58,187	34,645
Other operating expenses	14,517	9,265
Interest	43,899	34,640
Depreciation	45,870	39,679
Amortization	8,155	1,315

	184,319	131,369

Income from continuing operations	49,750	52,713
Discontinued operations
Operating income from discontinued operations	6,993	8,798
Gain (loss) on sale of real estate properties and impairments	(1,210)	(1,109)

	5,783	7,689

Net income	$55,533	$60,402

      Total revenues from continuing operations for the year ended December 31, 2004 increased $50.0 million, or 27.2%, compared to 2003 for primarily the following reasons:

•	Property operating income increased $37.9 million, or 51.9%, due mainly to the acquisition of 45 revenue-producing properties under property management during 2004 and 2003 and the commencement of operations during 2004 and 2003 of four properties that were previously under construction.

•	Straight-line rent decreased $0.5 million, or 24.8%, from 2003 to 2004. Many of the leases that require straight-line rent accruals have reached or are nearing the mid-point of their terms and the straight-line rent accruals previously recorded are beginning to reverse, with the effect of decreasing straight-line rental income.

•	Mortgage interest income decreased $1.7 million, or 16.0%, for 2004 compared to 2003 due mainly to the repayment of 18 mortgages during 2004 and 2003, offset partially by three new mortgages acquired during 2004 and 2003.

•	Other operating income increased $12.4 million, or 56.3%, due mainly to shortfall income recognized under the provisions of property operating agreements and operating income of Variable Interest Entities (“VIEs”) that are consolidated in the financial statements of the Company. In 2004, the Company reclassified the shortfall income recognized under the provisions of its property operating agreements (see Note 1 to the Consolidated Financial Statements) from property operating income to other operating income for all periods presented. The shortfall income included in other operating income totaled $14.8 million and $10.4 million, respectively, for the years ended

December 31, 2004 and 2003. The operating income of the six VIEs that are consolidated in the financial statements of the Company was $15.5 million in 2004 compared to $7.8 million in 2003. The six VIEs were consolidated beginning in the second and fourth quarters of 2003; therefore, income for 2003 does not include a full year’s income for the VIEs.

      Total expenses for the year ended December 31, 2004 compared to the year ended December 31, 2003 increased $53.0 million, or 40.3%, as discussed below:

•	General and administrative expenses increased $1.9 million, or 15.8%, for 2004 compared to 2003 due mainly to increases in compensation and related benefits of approximately 14% due primarily to new employees as well as annual salary increases, increases in state franchise taxes of approximately 110% related to new properties acquired in 2003 and 2004, and increases of approximately 210% in audit and other fees related to the Company’s compliance efforts with Sarbanes-Oxley Section 404 reporting for the year ended December 31, 2004.

•	Property operating expenses increased $23.5 million, or 68.0%, due mainly to the acquisition of 45 revenue-producing properties under property management during 2004 and 2003 and the commencement of operations during 2004 and 2003 of four properties that were previously under construction.

•	Other operating expenses increased $5.3 million, or 56.7%, for 2004 compared to 2003 due to increases in property operating expenses of VIEs that are consolidated in the Consolidated Financial Statements of the Company. The six VIEs were consolidated beginning in the second and fourth quarters of 2003; therefore, income for 2003 does not include a full year’s income for the VIEs.

•	Depreciation and amortization expense increased $13.0 million, or 31.8%, due mainly to the acquisition of 50 revenue-producing properties during 2004 and 2003 and the commencement of operations during 2004 and 2003 of four properties that were previously under construction. Further, as discussed above and in Note 1 to the Consolidated Financial Statements, when acquiring a real estate property, the Company must allocate a portion of the purchase price to lease intangibles in-place upon acquisition as well as to the building. The lease intangibles are amortized over the weighted average remaining lives of the leases in place upon acquisition, which is generally a much shorter life than the depreciation on the building asset. The lease intangible amortization expense increased $6.9 million from 2003 to 2004.
      Income from discontinued operations totaled $5.8 million and $7.7 million for the years ended December 31, 2004 and 2003, respectively, which includes the results of operations and gains, losses, and impairments related to property disposals during 2003 and 2004, as well as from assets classified as held for sale. The Company disposed of four properties during 2003, sold two properties during 2004, and classified 10 properties as held for sale as of December 31, 2004, which were subsequently sold in 2005.

2003 Compared to 2002
      The results of operations for the years ended December 31, 2003 and 2002 have been restated. The impact of the restatement reduced net income for 2003 and 2002 by $10.1 million and $7.7 million, respectively. See Note 2 to the Consolidated Financial Statements for a discussion of the restatement.
      Net income for 2002 includes an $11.6 million charge recorded in the fourth quarter, which is comprised of the accelerated vesting of deferred compensation relating to the retirement of an executive officer as well as severance-related, project and other costs associated with the elimination of other officer and employee positions.
      For the year ended December 31, 2003, net income was $60.4 million, or $1.47 per basic common share ($1.44 per diluted common share), on total revenues from continuing operations of $184.1 million compared to net income of $62.4 million, or $1.40 per basic common share ($1.37 per diluted common share), on total revenues from continuing operations of $170.9 million for the year ended December 31, 2002. FFO was $103.7 million, or $2.52 per basic common share ($2.48 per diluted common share), for the year ended December 31, 2003 compared to $94.3 million, or $2.32 per basic common share ($2.27 per diluted common share), in 2002.

	2003	2002
(Dollars in thousands)	(Restated)	(Restated)

REVENUES
Master lease rental income	$76,477	$83,062
Property operating income	73,078	61,494
Straight-line rent	2,116	1,947
Mortgage interest income	10,441	13,308
Other operating income	21,970	11,117

	184,082	170,928
EXPENSES
General and administrative	11,825	22,665
Property operating expenses	34,645	29,069
Other operating expenses	9,265	305
Interest	34,640	34,274
Depreciation	39,679	37,441
Amortization	1,315	126

	131,369	123,880

Income from continuing operations	52,713	47,048
Discontinued operations
Operating income from discontinued operations	8,798	11,947
Gain (loss) on sale of real estate properties	(1,109)	3,388

	7,689	15,335

Net income	$60,402	$62,383

      Total revenues from continuing operations for the year ended December 31, 2003 increased $13.2 million, or 7.7%, compared to 2002 for primarily the following reasons:

•	Master lease rental income decreased $6.6 million, or 7.9%. This reduction was generally due to a reduction in rental accruals on properties related to certain operators as well as a reduction in lease rates on leases signed with two new tenants on 14 properties formerly leased and operated by another tenant. Also, during 2003, rental income on three buildings, upon expiration of the master lease agreements, began to be included in property operating income rather than master lease rental income as the Company began managing the buildings and consolidating the full operations of these buildings into the Company’s financial statements.

•	Property operating income increased $11.6 million, or 18.8%, due mainly to the acquisition of 8 revenue-producing properties under property management during 2003 and 2002, the commencement of operations during 2003 and 2002 of four properties that were previously under construction and the conversion of three properties that were previously master-leased.

•	Mortgage interest income decreased $2.9 million, or 21.5%, for 2003 compared to 2002 due mainly to the repayment of 24 mortgages during 2003 and 2002, offset partially by interest earned on two mortgages acquired in 2003.

•	Other operating income increased $10.9 million, or 97.6%, due mainly to operating income of VIEs that are consolidated in the Consolidated Financial Statements of the Company and increases in the shortfall income accrued related to the properties having property operating agreements. The shortfall income included in other operating income totaled $10.4 million and $7.7 million, respectively, for the years ended December 31, 2003 and 2002. The operating income of VIEs that are consolidated in the Consolidated Financial Statements of the Company was $7.8 million and $0, respectively for the years ended December 31, 2003 and 2002, as the Company began consolidating the VIEs during 2003.

      Total expenses for the year ended December 31, 2003 compared to the year ended December 31, 2002 increased $7.5 million, or 6.0% as discussed below:

•	General and administrative expenses decreased $10.8 million, or 47.8%, for 2003 compared to 2002 due mainly to an $11.6 million charge recorded in the fourth quarter of 2002 related to the retirement of an executive officer. See Note 10 to the Consolidated Financial Statements for further details.

•	Property operating expenses increased $5.6 million, or 19.2%, due mainly to the acquisition of 8 revenue-producing properties under property management during 2003 and 2002, the commencement of operations during 2003 and 2002 of four properties that were previously under construction and the conversion of three properties that were previously master-leased.

•	Other operating expenses increased $9.0 million from 2002 to 2003. Other operating expenses for 2003 and 2002 include property operating expenses of VIEs that are consolidated in the Consolidated Financial Statements of the Company totaling $9.3 million and $0, respectively, as the Company began consolidating the VIEs during 2003. Other operating expenses for 2002 include a $0.3 million impairment charge which represents the difference between the net carrying value of $0.5 million and the estimated fair value of $0.2 million relating to a skilled nursing facility in Oklahoma, which the Company closed in 2002 and does not expect to reopen.

•	Depreciation and amortization expense increased $3.4 million, or 9.1%, due mainly to the amortization of lease intangible assets recorded related to the acquisition of 10 revenue-producing properties during 2003 and 2002 and the commencement of operations during 2003 and 2002 of four properties that were previously under construction.
      Income from discontinued operations totaled $7.7 million and $15.3 million for the years ended December 31, 2003 and 2002, respectively, which includes the results of operations and gains and losses related to property disposals from January 1, 2002 through December 31, 2004, as well as from assets classified as held for sale as of December 31, 2004. The Company disposed of 13 properties during 2002, four properties during 2003, two properties during 2004, and classified 10 properties as held for sale as of December 31, 2004, which were subsequently sold in 2005.
LIQUIDITY AND CAPITAL RESOURCES

Key Indicators
      The Company monitors its liquidity and capital resources and relies on several key indicators, including the following:

•	Debt metrics;

•	Dividend payout ratio with respect to the dividend;

•	Interest rates, underlying treasury rates, debt market spreads and equity markets in its assessment of capital markets to ensure funds are available for acquisitions and other operating activities as needed.
      The Company uses these indicators and others to compare its operations to its peers and to help identify areas in which the Company may need to focus its attention.

Contractual Obligations
      The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the

Company is making payments as of December 31, 2004, which includes interest payments due. The Company had no long-term capital lease or purchase obligations as of December 31, 2004.

	Payments Due by Period

		Less Than 1	1 – 3	3 – 5	More Than 5
(Dollars in thousands)	Total	Year	Years	Years	Years

Long-term debt obligations(4)	$1,041,148	$72,510	$134,376	$141,825	$692,437
Operating lease commitments(1)	254,938	3,110	6,397	9,966	235,465
Construction in progress(2)	11,421	6,521	4,900	0	0
Tenant improvements(3)	7,731	7,731	0	0	0

Total Contractual Obligations	$1,315,238	$89,872	$145,673	$151,791	$927,902

(1)	Includes two office leases, one automobile lease and ground leases related to 31 properties for which the Company is currently making payments.

(2)	Includes commitments remaining on the construction of one building.

(3)	Includes tenant improvement allowance obligations remaining on seven properties constructed by the Company.

(4)	The amounts shown include estimated interest, but exclude the fair value of the interest rate swaps of $3.4 million, the premium on the Senior Notes due 2011 of $14.0 million, and the discount on the Senior Notes due 2014 of $1.4 million which are included in notes and bonds payable on the Company’s balance sheet. The Company’s long-term debt principal obligations are presented in more detail in the table below.

	Principal	Principal
	Balance at	Balance at		Contractual Interest
	December 31,	December 31,	Maturity	Rates at Dec. 31,	Interest
(Dollars in millions)	2004	2003	Date	2004	Payments	Principal Payments

Unsecured credit facility due 2006(1)	$9.0	$154.0	10/06	LIBOR + 1.10%	Quarterly	At maturity
Senior notes due 2006	49.7	70.0	4/06	9.49%	Semi-Annual	$20.3 million in 2005 and $29.4 million in 2006
Senior notes due 2011	300.0	300.0	5/11	8.125%	Semi-Annual	At maturity
Senior notes due 2014	300.0	0.0	4/14	5.125%	Semi-Annual	At maturity
Mortgage notes payable	50.2	53.4	5/11-7/26	7.22%-8.50%	Monthly	Monthly
Other note payable	1.2	2.3	7/05	7.53%	Semi-Annual	Semi-Annual

	$710.1	$579.7

(1)	The Company incurs an annual facility fee of 0.35% on the unsecured credit facility due 2006 commitment.
      In October 2003, the Company replaced its existing $150.0 million unsecured credit facility with a new $300.0 million unsecured credit facility. The $300.0 million credit facility (the “Unsecured Credit Facility due 2006”) was entered into with a syndicate of 12 banks and could be increased to $350.0 million during the first two years at the Company’s option subject to the availability of additional capital commitments from the banks; and the term could be extended one additional year. Rates for borrowings under the Unsecured Credit Facility due 2006 are, at the Company’s option, based on London Interbank Offered Rates (“LIBOR”) or the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate and can vary based on the Company’s debt rating. The weighted average rate on borrowings outstanding as of December 31, 2004 was 3.5%. In addition, the Company pays a facility fee of 0.35% on the commitment that may also fluctuate based on the Company’s debt rating. The Company had borrowing capacity remaining, under its financial covenants, of $248.0 million under the facility as of December 31, 2004. Further, as of December 31 2004, substantially all (88.5%) of the Company’s principal debt balances are due after 2010. Interest rates for the past three years were at historically low levels; however, interest rates began increasing during 2004, and many economists are projecting that rates will continue to rise. As of December 31, 2004, with only $9.0 million outstanding under its Unsecured Credit Facility due 2006, only 19% of the Company’s debt was variable rate debt, including the interest rate swaps, with interest rates based on LIBOR.
      However, as the Company begins to draw under its Unsecured Credit Facility due 2006 to fund developments, acquisitions, and other items, the Company’s income from operations and cash flows would be negatively impacted if interest rates increase as anticipated. As of September 30, 2005, the Company had $49.0 million outstanding on its unsecured credit facility due 2006 and had borrowing capacity remaining, under its financial covenants, of $179.0 million.
      On March 30, 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding a 5.19% interest rate per annum. The notes were used to fund acquisitions and to repay substantially all of the then outstanding balance on the Unsecured Credit Facility due 2006. Repaying the Unsecured Credit Facility due 2006 with the higher-rate Senior Notes due 2014 negatively impacted interest expense in 2004.
      Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings rate the Company’s senior debt Baa3, BBB-, and BBB, respectively. For the year ended December 31, 2004, the Company’s earnings covered fixed charges at a ratio of 2.05 to 1.00; the Company’s stockholders’ equity totaled approximately $1.0 billion; and its debt-to-total capitalization ratio, on a book basis, was approximately 0.42 to 1.
      As of December 31, 2004, the Company was in compliance with all covenant requirements under its various debt instruments. Subsequent to December 31, 2004, the Company did not timely report financial information as required under covenants relating to its various debt instruments. The Company obtained a waiver from its lenders under its Unsecured Credit Facility due 2006 to waive the financial reporting requirements through November 30, 2005 but was not required to obtain waivers under its other debt instruments.
      The Company’s practice and objective is to protect itself against changes in fair value of its debt due to changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the Senior Notes due 2011. In the interest rate swaps, the Company received an 8.125% fixed rate and paid a variable rate of six month LIBOR plus 1.99%. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes, offsetting the increase in the spread over LIBOR. As of December 31, 2004, the aggregate fair value of the swaps totaling $3.4 million is reported in other liabilities with an offsetting decrease to the Senior Notes due 2011 included in notes and bonds payable on the Company’s Consolidated Balance Sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in FAS No. 133. As such, changes in fair value have had no impact on the Company’s Consolidated Statements of Income.

Shelf Registration
      The Company may from time to time raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions. Due to the Company’s untimely filing of its Form 10-K for the year ended December 31, 2004 and Form 10-Q’s during 2005, the Company will not be eligible to issue securities under a Form S-3 for twelve months after the Company is current on its filings with the Securities and Exchange Commission. During that twelve-month period, the Company will not be able to issue securities under its existing shelf registration statements but it may access the capital markets using other forms of registration statements.

Security Deposits and Letters of Credit
      As of December 31, 2004, the Company held approximately $4.8 million in letters of credit, security deposits, debt service reserves and capital replacement reserves for the benefit of the Company in the event the obligated lessee or borrower fails to perform under the terms of its respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.

Acquisitions, Dispositions and Mortgage Repayments during 2004
     2004 Acquisitions
      During the first quarter of 2004, the Company invested $18.0 million in a 141,765 square foot medical office building on an Advocate Healthcare hospital campus in Illinois and invested $30.0 million in seven medical office buildings totaling 283,452 square feet on Ascension Health hospital campuses in Michigan and Arizona. The Company provides property management services to the buildings on Ascension Health campuses. During the second quarter of 2004, the Company acquired six medical office buildings located in Tennessee from affiliates of Ascension Health, Inc. for $70.8 million with an aggregate square footage of approximately 711,198. The Company also acquired four medical office buildings from affiliates of MedStar Health, two of which are located in Washington, D.C., and two of which are located in Maryland, for $41.3 million with an aggregate square footage of approximately 269,539. The Company provides property management services for these ten buildings. Finally, the Company acquired a 27,895 square foot assisted living facility in Florida for $4.8 million, purchased land in Hawaii for $5.8 million for the construction of a medical office building, acquired a parcel of land in Texas for $1.8 million, and a $4.7 million mortgage note was converted into full equity ownership of a skilled nursing facility in Tennessee.
      During the third quarter of 2004, the Company acquired from Baylor Health Care System 20 medical office buildings in and around Dallas, Texas for $133.0 million with an aggregate square footage of approximately 1.1 million.
      During the fourth quarter of 2004, a $1.6 million mortgage note was converted into full equity ownership of a skilled nursing facility in Michigan.
      These transactions were funded with proceeds from the Unsecured Credit Facility due 2006, from the issuance of the Senior Notes due 2014 and from the equity offering described in Note 7 to the Consolidated Financial Statements.
     2004 Dispositions, Mortgage Repayments and Foreclosures
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
      During the third quarter, two mortgage notes receivable were repaid totaling $21.2 million. The proceeds from the repayments were used to partially repay the outstanding balance on the unsecured credit facility and for general corporate purposes. The Company also sold three ancillary hospital facilities in Pennsylvania with an aggregate square footage of 3,200 for $0.2 million in net proceeds.

      During the fourth quarter, the Company sold a 69,200 square foot physician clinic in Florida for $5.0 million, a $1.6 million mortgage note was converted into full equity ownership of a skilled nursing facility in Michigan, and an $18.8 million mortgage note was repaid in full.
      The proceeds from these transactions were used to partially repay the outstanding balance on the unsecured credit facility and for general corporate purposes.

Purchase Options Exercised
      On January 18, 2005, a senior living operator purchased nine of the ten properties it leased from the Company producing net sales proceeds to the Company totaling $58.9 million, including the repayment of certain receivables, and purchased the tenth property in May 2005 producing net sales proceeds to the Company totaling $12.1 million, including the repayment of certain receivables. The ten properties covered by the purchase options exercised by this operator comprise approximately $74.9 million ($61.2 million, net) of the Company’s real estate properties and accounted for approximately 3.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $6.1 million in the first quarter of 2005 from the sale of the nine properties and recognized a gain of approximately $1.2 million from the sale of the tenth property in the second quarter of 2005.
      On April 20, 2005, a second senior living operator purchased five properties it leased from the Company producing net sales proceeds to the Company totaling $53.2 million, including the repayment of certain receivables. The five properties covered by the purchase options exercised by this operator comprise approximately $50.3 million ($42.1 million, net) of the Company’s real estate assets and accounted for approximately 2.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $0.2 million from the sale of the five properties.
      As of September 30, 2005, the Company had reinvested all of the proceeds from these two purchases by acquiring approximately $128.7 million of new properties or mortgages. However, since the proceeds were not reinvested immediately, net income for 2005 may be negatively impacted.
      On September 29, 2005, a sponsor under a property operating agreement gave notice to the Company of its intent to purchase three properties under property operating agreements with the Company with a target closing date in December 2005. The three properties covered by the purchase options exercised by this operator comprise approximately $9.7 million ($8.2 million, net) of the Company’s real estate properties and accounted for approximately 0.6% of the Company’s revenues for the year ended December 31, 2004. The Company expects to recognize a gain from the sale of these properties.
      On November 15, 2005, a lessee gave notice to the Company of its intent to purchase, during the second quarter of 2006, a medical office building it leases from the Company under a master lease agreement. Based on the master lease agreement, the lessee’s purchase price will be equal to the fair market value of the property, to be determined by an appraisal process specified in the master lease. The property comprised approximately $16.4 million ($13.8 million, net) of the Company’s real estate properties at December 31, 2004 and accounted for approximately 1.1% of the Company’s revenues for the year ended December 31, 2004. The Company believes it will recognize a gain on the transaction.
      The exercise of the purchase options noted above is largely a function of the historically low interest rate environment. In each case, the operator or sponsor was able to replace higher rate lease or support obligations to the Company with lower rate mortgage debt. The Company cannot predict whether additional purchase options will be exercised, but the Company has not received notice of exercise of any other significant purchase options through November 15, 2005.

Construction in Progress
      As of December 31, 2004, the Company had a net investment of approximately $12.5 million in one development in progress, which has a total remaining funding commitment of approximately $11.4 million. The Company received the certificate of occupancy during the second quarter of 2005 and is proceeding with construction of tenant improvements. The Company also has an investment in a land parcel of $6.3 million in Hawaii. The Company anticipates it will begin construction during 2006 on a medical office building on the land. The Company intends to fund these commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility due 2006, proceeds from the sale of additional assets, proceeds from additional repayments of mortgage notes receivable, or additional capital market financing.

Dividends
      On January 25, 2005, the Company declared an increase in its quarterly common stock dividend from $0.645 per share ($2.58 annualized) to $0.650 per share ($2.60 annualized) payable to shareholders of record on February 14, 2005. This dividend was paid on March 3, 2005.
      On April 26, 2005, the Company declared an increase in its quarterly common stock dividend from $0.650 per share ($2.60 annualized) to $0.655 per share ($2.62 annualized) payable to shareholders of record on May 16, 2005. This dividend was paid on June 2, 2005.
      On July 26, 2005, the Company declared an increase in its quarterly common stock dividend from $0.655 per share ($2.62 annualized) to $0.660 per share ($2.64 annualized) payable to shareholders of record on August 15, 2005. This dividend was paid on September 1, 2005.
      On November 3, 2005, the Company declared its quarterly common stock dividend in the amount of $0.660 per share ($2.64 annualized) payable on December 2, 2005 to shareholders of record on November 17, 2005.
      The Company, though historically having increased the dividend each quarter, decided to maintain the quarterly dividend for the third quarter of 2005 at the same level as the previous quarter. The Company will determine future dividend policy based upon cash generated by operating activities, the Company’s financial condition, relevant financing instruments, capital requirements, annual distributions required under the REIT provisions of the Code and other such factors deemed relevant.

Liquidity
      The Company plans to continue to meet its liquidity needs, including funding additional investments in 2005, paying quarterly dividends, and funding debt service, with cash flows from operations, with proceeds from the Unsecured Credit Facility due 2006, proceeds of mortgage notes receivable repayments, and sales of real estate investments or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Impact of Inflation
      Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that most of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the Company’s risk of the adverse effects of inflation. Because most of the Company’s leases and financial support arrangements also provide for annual increases equal to the rate of inflation, inflation will have the effect of increasing gross revenues under the terms of such leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to twenty years, further reducing the Company’s risk of any adverse effects of inflation. Interest payable under the interest rate swaps and the Unsecured Credit Facility due 2006 is calculated at a variable rate; therefore, the amount of interest payable under the swaps and the unsecured credit facility will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods where interest rate increases outpace inflation, the Company’s operating results should be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, the Company’s operating results should be positively impacted.

Market Risk
      The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes receivable. Management uses regular monitoring of market conditions and analytical techniques to manage this risk. The Company has no market risk with respect to foreign currency fluctuations.
      In 2003, the Company entered into interest rate swap agreements with two lending institutions which are expected to offset changes in the fair value of $125 million of the Senior Notes due 2011. As of December 31, 2004 and 2003, the fair value of the hedge is reported in other liabilities with an offsetting decrease to the Senior Notes due 2011 included in notes and bonds payable on the Company’s Balance Sheets. (See Note 6 to the Consolidated Financial Statements for further details.)
      As of December 31, 2004 and 2003, the fair value of the Company’s variable rate debt approximated its carrying value of $136.5 million and $280.4 million, respectively. Because the interest rate is variable with market interest rates, the carrying amount of variable rate debt will always approximate its fair value. Assuming the December 31, 2004 and 2003 carrying values of $136.5 million and $280.4 million, respectively, are held constant, the hypothetical increase in interest expense resulting from a one percentage point increase in interest rates, would be $1.37 million and $2.80 million, respectively. The interest rate on variable rate debt is based on and variable with LIBOR.
      As of December 31, 2004 and 2003, the carrying value of the Company’s fixed rate debt was $582.8 million and $309.9 million, respectively, and the fair value of the Company’s fixed rate debt was approximately $592.1 million and $336.4 million, respectively. The fair value is based on the present value of future cash flows discounted at the market rate of interest. Market risk, expressed as the hypothetical decrease in fair value resulting from a one percentage point increase in interest rates is $32.8 million and $13.1 million for December 31, 2004 and 2003, respectively, for aggregate fixed rate debt.
      As of December 31, 2004 and 2003, the carrying value of the Company’s fixed rate mortgage notes receivable was $40.3 million and $91.8 million, respectively, and the fair value was approximately $46.4 million and $104.7 million, respectively. The fair value is based on the present value of future cash flows discounted at an assumed market rate of interest. Because no market rates of interest are published for these assets, the market rate of interest is assumed to be the same spread to U.S. Treasury yields for comparable maturities that existed when the mortgage notes receivable were acquired, adjusted to published U.S. Treasury yields. Market risk, expressed as the hypothetical decrease in fair value resulting from a one percentage point increase in interest rates, is $8.1 million and $13.7 million for December 31, 2004 and 2003, respectively, on the aggregate portfolio of fixed rate mortgage notes receivable.
      As of December 31, 2004 and 2003, the carrying value of the Company’s fixed rate notes receivable was $17.3 million and $14.9 million, respectively, and the fair value was approximately $16.6 million and $13.6 million, respectively. The fair value is based on the present value of future cash flows discounted at an assumed market rate of interest. Because no market rates of interest are published for these assets, the market rate of interest is assumed to be approximately 10.5%, the interest rate of many of the notes entered into between the Company and its operators in the past 12 to 18 months. Market risk, expressed as the hypothetical increase in fair value resulting from a one percentage point increase in interest rates, is approximately $33,000 and $45,000 for December 31, 2004 and 2003, respectively, on the aggregate portfolio of fixed rate notes receivable.

Off-Balance Sheet Arrangements
      The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cautionary Language Regarding Forward-Looking Statements
      This Annual report on Form 10-K and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “anticipate” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company’s current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports. For a detailed discussion of the risk factors associated with the Company, please refer to the Company’s filings with the Securities and Exchange Commission.
APPLICATION OF CRITICAL ACCOUNTING POLICIES TO ACCOUNTING ESTIMATES
      The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. In preparing the financial statements, management is required to exercise judgments and make assumptions that impact the carrying amount of assets and liabilities and the reported amounts of revenues and expenses reflected in the financial statements.
      Management routinely evaluates the estimates and assumptions used in the preparation of financial statements. These regular evaluations consider historical experience and other reasonable factors and use the seasoned judgment of management personnel. Management has reviewed the Company’s critical accounting policies with the Audit Committee of the Board of Directors.
      Management believes the following paragraphs in this section describe the application of critical accounting policies by management to arrive at the critical accounting estimates reflected in the consolidated financial statements. The Company’s accounting policies are more fully discussed in Note 1 to the Consolidated Financial Statements.

Allowance for Uncollectible Accounts
      The Company is a real estate investment trust that owns, manages and develops income-producing real estate properties and mortgages throughout the United States. Many of the Company’s investments are subject to long-term leases or other financial support arrangements with hospital systems and healthcare providers affiliated with the properties (see Note 1 to the Consolidated Financial Statements for further details). Due to the nature of the Company’s agreements, the Company’s accounts receivable, notes receivable and interest receivables result mainly from monthly billings of contractual tenant rents, lease guaranty amounts, note principal and interest amounts, mortgage interest, late fees and additional rent and interest.
      Payments on the Company’s accounts receivable are normally collected within 30 days of billing, and payments on its mortgage notes and notes receivable are based on each note agreement. When receivables remain uncollected, management must decide whether to provide an allowance for all or a portion of these receivables as uncollectible. Unlike a financial institution with a large volume of homogeneous retail receivables such as credit card loans or automobile loans that have a predictable loss pattern over time, the Company’s receivable losses have historically been infrequent and are tied to a unique or specific event. The Company’s allowance for doubtful accounts is generally based on specific identification and is recorded for a specific receivable amount once determined that such an allowance is needed.

      Management monitors the aging and collectibility of accounts receivable on an ongoing basis. At least monthly, a report is produced whereby all receivables are “aged” or placed into groups based on the number of days that have elapsed since the receivable was billed. Management reviews the aging report for evidence of deterioration in the timeliness of payment from a tenant or sponsor. Whenever deterioration is noted, management investigates and determines the reason(s) for the delay, which may include discussions with the delinquent tenant, sponsor, or borrower. Considering all information gathered, management’s judgment must be exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining uncollectibility are the:

•	Type of contractual arrangement under which the receivable was recorded, e.g., a mortgage note, a triple net lease, a gross lease, a sponsor guaranty agreement or some other type of agreement;

•	Tenant’s or debtor’s reason for slow payment;

•	Industry influences and healthcare segment under which the tenant or debtor operates;

•	Evidence of willingness and ability of the tenant or debtor to pay the receivable;

•	Credit-worthiness of the tenant or debtor;

•	Collateral, security deposit, letters of credit or other monies held as security;

•	Tenant’s or debtor’s historical payment pattern;

•	State in which the tenant or debtor operates; and

•	Existence of a guarantor and the willingness and ability of the guarantor to pay the receivable.
      Considering these factors and others, management must conclude whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company records a provision for bad debt expense for the amount it expects will be uncollectible. There is a risk that management’s estimate is over- or under-stated; however, the Company believes that this risk is mitigated by the fact that management re-evaluates the allowance at least once each quarter and bases its estimates on the most current information available. As such, any over- or under-statements in the allowance should be adjusted for as soon as new and better information becomes available.
      The Company monitors its mortgage notes and notes receivable balances much like it does a long-lived asset. If an event occurs, such as an operator risk profile change, or other circumstances indicate that the recorded value might not be fully recoverable, then the Company would consider the need to reserve all or a portion of the note balance.
      Included in the Company’s Consolidated Financial Statements are also receivables related to the Company’s VIEs. These receivables consist primarily of patient receivables of the assisted living and skilled nursing facilities, which are billed and maintained by the operators of those facilities. A significant portion of these receivables are due from Medicare and Medicaid and are generally collected within 60 to 90 days of billing, while the receivables due from private payors are generally collected in a shorter period of time. The Company reviews the aged delinquency reports, which age the receivables by patient or type of payor, to determine whether the Company believes an allowance for uncollectible accounts in addition to the allowance provided for on the property’s financial statements is needed in the Company’s financial statements.
      As of December 31, 2004 and 2003, the Company’s accounts receivable balances were approximately $18.8 million and $22.5 million, respectively, with allowances for uncollectible accounts of approximately $1.9 million and $1.7 million, respectively. For the years ended December 31, 2004 and 2003, the Company recorded provisions for bad debt expense of ($0.2) million and $1.0 million, respectively, and collected or wrote off receivables against the provision of $0.3 million and $1.3 million, respectively. The Company’s notes receivable balances were approximately $17.3 million and $14.9 million, respectively as of

December 31, 2004 and 2003. The Company’s receivables, notes receivable and related allowances are included in other assets on the Company’s Consolidated Balance Sheets. The Company’s mortgage notes receivable balances were approximately $40.3 million and $91.8 million, respectively, as of December 31, 2004 and 2003. If management had used different estimates, or its methodology for determining and recording the allowance had been different, then the amount of bad debt expense included in the Company’s financial statements may have been different.
      Currently, the Company has no collectibility issues with its two largest tenants, HealthSouth and HCA Inc. However, should a collectibility problem arise with respect to these large tenants, the allowance for doubtful accounts would be increased which could have a material impact on the Company’s financial statements in future periods.

Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
      As of December 31, 2004, the Company had invested approximately $1.9 billion in real estate assets and related intangible assets. When these real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
      As described more fully in Note 1 to the Consolidated Financial Statements, for real estate acquisitions subsequent to December 31, 2001, the Company accounts for acquisitions of real estate properties with in-place leases in accordance with the provisions of Financial Accounting Standards Board (“FASB”) FAS No. 141, “Business Combinations.” FAS 141 requires that when a building is acquired with in-place leases, the cost of the acquisition be allocated between the acquired tangible real estate assets “as if vacant” and any acquired intangible assets. Such intangible assets could include above- (or below-) market in-place leases and at-market in-place leases, which could include the opportunity costs associated with absorption period rentals, direct costs associated with obtaining new leases such as tenant improvements, and customer relationship assets. Any remaining excess purchase price is then allocated to goodwill. The identifiable tangible and intangible assets are then subject to depreciation and amortization. Goodwill is evaluated for impairment on an annual basis unless circumstances suggest that a more frequent evaluation is warranted.
      If management erred in its estimates of the “as if vacant” value of the building or in its estimates of the intangible asset values, the pro-ration of the purchase price between building and intangibles and resulting depreciation and amortization could be incorrect. The amortization period for the intangible assets is the average remaining term of the actual in-place leases as of the acquisition date. To help prevent errors in its estimates from occurring, management applies consistent assumptions with regard to the elements of estimating the “as if vacant” values of the building and the intangible assets, including the absorption period, occupancy increases during the absorption period, and tenant improvement amounts. The Company uses the same absorption period and occupancy assumptions for similar building types, adding the future cash flows expected to occur over the next 10 years as a fully occupied building. The net present value of these future cash flows, discounted using a market rate of return, becomes the estimated “as if vacant” value of the building.
      With respect to the building component, there are several depreciation methods available under accounting principles generally accepted in the United States of America. Some methods record relatively more depreciation expense on an asset in the early years of the asset’s economic life, and relatively less depreciation expense on the asset in the later years of its economic life. The “straight-line” method of depreciating real estate assets is the method we follow because, in the opinion of management, it is the method that most accurately and consistently allocates the cost of the asset over its estimated life.
      The Company has assigned a useful life of either 39 or 31.5 years depending on the age of the property when acquired as well as other factors. The weighted average remaining life of the Company’s real estate assets as of December 31, 2004 was 34.3 years. Many companies depreciate new non-residential real estate assets over longer useful lives. The Company uses a shorter, more conservative, economic life because it believes it more appropriately reflects the economic life of the properties.

Capitalization of Costs
      Accounting principles generally accepted in the United States of America allow for capitalization of various types of costs. The rules and regulations on capitalizing costs and the subsequent depreciation or amortization of those costs versus expensing them in the period vary depending on the type of costs and the reason for capitalizing the costs.
      Direct costs generally include construction costs, professional services such as architectural and legal costs, travel expenses, land acquisition costs as well as other types of fees and expenses. These costs are capitalized as part of the basis of an asset to which such costs relate. Indirect costs include capitalized interest and overhead costs. The Company’s overhead costs are based on overhead load factors that are charged to a project based on direct time incurred. The Company computes the overhead load factors annually for its acquisition and development departments, which have employees who are involved in the projects. The overhead load factors are computed to absorb that portion of indirect employee costs (payroll and benefits, training, occupancy and similar costs) that are attributable to the productive time the employee incurs working directly on projects. The employees in the Company’s acquisitions and development departments who work on these projects maintain and track their hours daily, by project. Employee costs that are administrative, such as vacation time, sick time, or general and administrative time, are expensed in the period incurred. The Company capitalizes overhead based on direct hours worked on each project. Therefore, each constructed asset and pursuit project will have both direct and indirect costs capitalized to it as part of the overall costs.
      Management’s judgment is also exercised in determining whether costs that have been previously capitalized in pursuit of an acquisition or development project should be reserved for or written off if the project is abandoned or should circumstances otherwise change that cause the project’s viability to become questionable. The Company follows a standard and consistently applied policy of classifying pursuit activity as well as reserving for those types of costs based on their classification.
      The Company classifies its pursuit projects into four categories. The first category of pursuits is essentially “cold calls” that have a remote chance of producing new business. Costs for these projects are expensed in the period incurred. The second category includes those that might reasonably be expected to produce new business opportunities although there can be no assurance that they will result in a new project or contract. Costs for these projects are capitalized but, due to the uncertainty of projects in this category, these costs are reserved at 50% which means that 50% of the costs are expensed in the period incurred. The third category are those pursuits that are either highly probable to result in a project or contract or already have resulted in a project or contract in which the contract requires the operator to reimburse our costs. Many times, these are pursuits involving operators with which the Company is already doing business. Since the Company believes it is probable that these pursuits will result in a project or contract, it capitalizes these costs in full and records no reserve. The fourth category includes those pursuits that are acquisitions of existing buildings. As required by the Emerging Issues Task Force (“E.I.T.F.”) Issue No. 97-11, the Company expenses in the period incurred all internal costs related to those types of acquisitions. Each quarter, all capitalized pursuit costs are again reviewed carefully for viability or a change in classification and a management decision is made as to whether any additional reserve is deemed necessary. If necessary and considered appropriate, management would record an additional reserve at that time.
      Capitalized pursuit costs, net of the reserve, are carried in other assets in the balance sheet and any reserve recorded is charged to general and administrative expenses on the income statement. These pursuit costs will ultimately be written off to expense or will be capitalized as part of the constructed real estate asset.

      As of December 31, 2004 and 2003, the Company had capitalized pursuit costs totaling $1.0 million and $1.5 million, respectively, and had provided reserves against these capitalized pursuit costs of $0.4 million and $0.5 million, respectively.

Valuation of Long-Lived and Intangible Assets and Goodwill
      The Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. Important factors that could cause management to review for impairment include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell as asset before its depreciable life has ended; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment to its assets subject to purchase options and those impacted by casualties, such as hurricanes. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if management determined that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record impairment based on projected future cash flows. The Company recorded impairment charges of $1.2 million, $0, and $0.3 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The impairment charges in 2004 were recorded upon the disposition of real estate assets and included the write-off of non-cash straight-line rent receivables. The impairment charge in 2002 of $0.3 million represents the difference between the net carrying value of $0.5 million and the estimated fair value of $0.2 million relating to a skilled nursing facility in Oklahoma, which the Company closed in 2002 and does not expect to reopen.
      As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortizing goodwill as of January 1, 2002. In lieu of continued amortization, the Company performs an annual goodwill impairment review. The 2004 and 2003 reviews indicated no impairment in the $3.5 million goodwill asset.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The information set forth under the heading “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Item 7 above, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
      We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Realty Trust Incorporated at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 23, 2005 disclaimed an opinion thereon. Our engagement to audit the effectiveness of internal control over financial reporting as of December 31, 2004, commenced subsequent to December 31, 2004. As a result, we were unable to obtain sufficient contemporaneous evidence necessary to express an opinion on the effectiveness of internal control over financial reporting.

/s/ BDO Seidman, LLP
Memphis, Tennessee
November 23, 2005

Consolidated
BALANCE SHEETS

	December 31,

	2004	2003
(Dollars in thousands)	(Restated)	(Restated)

ASSETS
Real estate properties:
Land	$137,470	$139,732
Buildings, improvements and lease intangibles	1,660,690	1,396,322
Personal property	16,327	14,607
Construction in progress	18,826	13,198

	1,833,313	1,563,859
Less accumulated depreciation	(270,519)	(232,536)

Total real estate properties, net	1,562,794	1,331,323
Cash and cash equivalents	2,683	4,917
Mortgage notes receivable	40,321	91,835
Assets held for sale, net	61,246	—
Other assets, net	83,766	73,727

Total assets	$1,750,810	$1,501,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$719,264	$590,281
Accounts payable and accrued liabilities	28,279	16,780
Other liabilities	22,651	18,611

Total liabilities	770,194	625,672
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; issued and outstanding 2004 — 47,701,108; 2003 — 42,991,416	477	430
Additional paid-in capital	1,218,137	1,056,205
Deferred compensation	(15,153)	(17,827)
Cumulative net income	542,733	487,200
Cumulative dividends	(765,578)	(649,878)

Total stockholders’ equity	980,616	876,130

Total liabilities and stockholders’ equity	$1,750,810	$1,501,802

See accompanying notes.

Consolidated
STATEMENTS OF INCOME

	Year Ended December 31,

	2004	2003	2002
(Dollars in thousands, except per share data)	(Restated)	(Restated)	(Restated)

REVENUES
Master lease rental income	$78,355	$76,477	$83,062
Property operating income	111,016	73,078	61,494
Straight-line rent	1,592	2,116	1,947
Mortgage interest income	8,766	10,441	13,308
Other operating income	34,340	21,970	11,117

	234,069	184,082	170,928
EXPENSES
General and administrative	13,691	11,825	22,665
Property operating expenses	58,187	34,645	29,069
Other operating expenses	14,517	9,265	305
Interest	43,899	34,640	34,274
Depreciation	45,870	39,679	37,441
Amortization	8,155	1,315	126

	184,319	131,369	123,880

INCOME FROM CONTINUING OPERATIONS	49,750	52,713	47,048
DISCONTINUED OPERATIONS
Income from discontinued operations	6,993	8,798	11,947
Gain (loss) on sale of real estate properties and (impairments), net	(1,210)	(1,109)	3,388

	5,783	7,689	15,335

NET INCOME	$55,533	$60,402	$62,383

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$1.14	$1.28	$1.02

Discontinued operations per common share	$0.13	$0.19	$0.38

Net income per common share	$1.27	$1.47	$1.40

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$1.11	$1.26	$1.00

Discontinued operations per common share	$0.13	$0.18	$0.37

Net income per common share	$1.24	$1.44	$1.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	43,706,528	41,142,619	40,701,516

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	44,627,475	41,840,188	41,487,780

DIVIDEND DECLARED, PER COMMON SHARE, DURING THE PERIOD	$2.55	$2.47	$2.39

See accompanying notes.

Consolidated
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
(Dollars in thousands, except	Preferred	Common	Paid-In	Deferred	Cumulative	Cumulative	Stockholders’
per share data)	Stock	Stock	Capital	Compensation	Net Income	Dividends	Equity

Balance at December 31, 2001, as previously reported	$30	$414	$1,089,127	$(12,852)	$375,061	$(439,693)	$1,012,087
Restatement adjustments reported on Form 8-K dated June 24, 2005	—	3	4,607	(3,442)	(9,118)	—	(7,950)
Subsequent changes to restatement adjustments	—	—	—	—	(1,528)	—	(1,528)

Balance at December 31, 2001, as restated	30	417	1,093,734	(16,294)	364,415	(439,693)	1,002,609
Issuance of stock	—	3	6,068	—	—	—	6,071
Preferred stock redemption	(30)	—	(74,970)	—	—	—	(75,000)
Common stock redemption	—	(4)	(10,898)	—	—	—	(10,902)
Shares awarded as deferred stock compensation	—	5	16,762	(16,767)	—	—	—
Accelerated vesting of deferred compensation	—	—	—	8,674	—	—	8,674
Deferred stock compensation amortization	—	—	—	3,511	—	—	3,511
Net income	—	—	—	—	62,383	—	62,383
Dividends — common ($2.39 per share)	—	—	—	—	—	(100,335)	(100,335)
Dividends — preferred ($1.85 per share)	—	—	—	—	—	(5,559)	(5,559)

Balance at December 31, 2002, as restated	—	421	1,030,696	(20,876)	426,798	(545,587)	891,452
Issuance of stock	—	9	25,092	—	—	—	25,101
Shares awarded as deferred stock compensation	—	—	417	(417)	—	—	—
Deferred stock compensation amortization	—	—	—	3,466	—	—	3,466
Net income	—	—	—	—	60,402	—	60,402
Dividends — common ($2.47 per share)	—	—	—	—	—	(104,291)	(104,291)

Balance at December 31, 2003, as restated	—	430	1,056,205	(17,827)	487,200	(649,878)	876,130
Issuance of stock	—	47	161,052	—	—	—	161,099
Shares awarded as deferred stock compensation	—	—	880	(880)	—	—	—
Deferred stock compensation amortization	—	—	—	3,554	—	—	3,554
Net income	—	—	—	—	55,533	—	55,533
Dividends — common ($2.55 per share)	—	—	—	—	—	(115,700)	(115,700)

Balance at December 31, 2004, as restated	$—	$477	$1,218,137	$(15,153)	$542,733	$(765,578)	$980,616

See accompanying notes.

Consolidated
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002
(Dollars in thousands)	(Restated)	(Restated)	(Restated)

OPERATING ACTIVITIES
Net income	$55,533	$60,402	$62,383
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,420	43,235	43,426
Deferred compensation amortization	3,554	3,466	3,511
Increase (decrease) in other liabilities	5,410	1,268	(2,739)
Increase in other assets	(2,070)	(10,496)	(6,237)
Accelerated vesting of deferred compensation	—	—	8,674
Increase in accounts payable and accrued liabilities	6,203	1,082	1,855
Increase in straight-line rent	(1,022)	(1,463)	(1,475)
Net (gain) loss on sales of real estate and impairments	1,210	1,109	(3,388)

Net cash provided by operating activities	126,238	98,603	106,010
INVESTING ACTIVITIES
Acquisition and development of real estate properties	(355,470)	(78,346)	(38,371)
Funding of mortgages and notes receivable	(3,465)	(33,216)	(6,802)
Proceeds from sales of real estate	10,189	19,714	81,267
Proceeds from mortgage and notes payments/sales	48,636	21,969	23,094

Net cash provided by (used in) investing activities	(300,110)	(69,879)	59,188
FINANCING ACTIVITIES
Borrowings on notes and bonds payable	565,494	311,000	218,500
Repayments on notes and bonds payable	(436,689)	(261,092)	(207,193)
Dividends paid	(115,700)	(104,291)	(105,894)
Debt issuance costs	(2,566)	(2,436)	—
Preferred stock redemption	—	—	(75,000)
Termination of interest rate swaps	—	18,411	—
Common stock redemption	—	(10,902)	—
Proceeds from issuance of common stock	161,099	25,101	1,861

Net cash provided by (used in) financing activities	171,638	(24,209)	(167,726)

Increase (decrease) in cash and cash equivalents	(2,234)	4,515	(2,528)
Cash and cash equivalents, beginning of year	4,917	402	2,930

Cash and cash equivalents, end of year	$2,683	$4,917	$402

See accompanying notes.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization (Unaudited)
      Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that integrates owning, managing and developing income-producing real estate properties associated with the delivery of healthcare services throughout the United States, including medical office/outpatient facilities, skilled nursing facilities, inpatient rehabilitation facilities, assisted living facilities, independent living facilities, and other inpatient facilities. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of December 31, 2004, the Company had investments of approximately $1.9 billion in 253 real estate properties and mortgages located in 31 states, totaling approximately 13.2 million square feet. In addition, the Company provided property management services to approximately 7.7 million square feet nationwide.

Basis of Presentation
      The financial statements include the accounts of the Company, its wholly owned subsidiaries, consolidated variable interest entities (“VIEs”) and certain other affiliated corporations with respect to which the Company controls the operating activities and receives substantially all economic benefits.
      Significant inter-company accounts and transactions have been eliminated in the Consolidated Financial Statements.
      The Company has an interest in 19 VIEs as determined in accordance with Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities”. These VIEs are derived from the relationship between the Company and the tenant/operator of certain skilled nursing facilities or assisted living facilities that are owned by the Company and are operated by a licensed operator other than the Company. Due to prior operator defaults, the Company placed new operators in certain of these senior living facilities during 2003 and 2004 and signed lease agreements with the new operators and working capital and term loan agreements with some of the new operators. Cash flow deficits were expected in most of these properties until operations were stabilized. As such, the Company agreed to finance the estimated cash flow deficits while receiving some or all of the economic benefits of the entities once the property was stabilized and had positive cash flows.
      In certain cases, the Company is not the primary beneficiary and, therefore, the VIE is not consolidated in the financial statements of the Company. In other cases, the Company is the primary beneficiary and has included the VIE in its Consolidated Financial Statements. In those cases where the VIE is consolidated, the Company’s Consolidated Financial Statements include not only the Company’s real estate asset investment of $15.4 million ($13.7 million, net) as of December 31, 2004 and $15.4 million ($14.2 million, net) as of December 31, 2003, but also the assets (mainly cash and receivables), liabilities (mainly accounts payable) and results of operations of the VIE. Creditors of the VIEs have no recourse to the general credit of the Company.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information for the VIEs that are included in the Consolidated Financial Statements of the Company is disclosed in the table below:

	December 31,

(Dollars in millions)	2004	2003

Number of entities	6	6
Carrying amount of consolidated assets that are collateral for the obligations of the VIE	—	—
Amounts included in the respective line items in the Consolidated Financial Statements of the Company:
Cash	$—	$1.1
Other assets (including accounts receivable)	3.1	1.7

Total liabilities	1.5	1.1
Other operating income	15.4	7.8
Other operating expense	14.5	9.3

Net income	0.9	(1.5)

      Information for the VIEs that are excluded from the consolidated financial statements of the Company is disclosed in the table below:

	December 31,

(Dollars in millions)	2004	2003

Number of entities	13	9
Total assets	$12.2	$8.3
Net operating income	1.0	(0.3)
Maximum exposure to loss(1)	5.3	2.3

(1)	Maximum exposure to loss equals the amounts funded by the Company on behalf of the VIEs as of the date specified.

Use of Estimates in Financial Statements
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Accounting for Acquisitions of Real Estate Properties with In-Place Leases
      The Company has accounted for its real estate acquisitions with in-place leases subsequent to December 31, 2001 in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards 141, “Business Combinations” (“FAS 141”). FAS 141, in combination with paragraph 9 of FASB Statement No. 142, “Accounting for Goodwill and Intangible Assets” (“FAS 142”), requires that, when a building is acquired with in-place leases, the cost of the acquisition be allocated between the tangible real estate and the intangible assets related to in-place leases based on their fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The value of above- or below-market in-place leases is amortized against rental income or property operating expense over the average remaining term of the in-place leases upon acquisition, which is typically a shorter life than the building term. The value of at-market in-place leases

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is amortized and reflected in amortization expense in the Company’s Consolidated Statements of Income. For the buildings acquired in 2003 and 2004, the remaining lives of the leases in-place ranged from 8 to 101 months.
      The Company’s approach to estimating the value of in-place leases is a multi-step process.

•	First, the Company considers whether any of the in-place lease rental rates are above- or below-market. An asset (if the actual rental rate is above-market) or a liability (if the actual rental rate is below-market) is calculated and recorded in an amount equal to the present value of the future cash flows that represent the difference between the actual lease rate and the average market rate.

•	Second, the Company estimates an absorption period assuming the building is vacant and must be leased up to the actual level of occupancy when acquired. During that absorption period the owner would incur direct costs, such as tenant improvements, and would suffer lost rental income. Likewise, the owner would have acquired a measurable asset in that, assuming the building was vacant, certain fixed costs would be avoided because the actual in-place lessees would reimburse a certain portion of fixed costs through expense reimbursements during the absorption period. All of these assets (tenant improvement costs avoided, rental income lost, and fixed costs recovered through in-place lessee reimbursements) are estimated and recorded in amounts equal to the present value of future cash flows.

•	Third, the Company estimates the value of the building “as if vacant.” The Company uses the same absorption period and occupancy assumptions used in step two, adding to those the future cash flows expected in a fully occupied building. The net present value of these future cash flows, discounted at a market rate of return, becomes the estimated “as if vacant” value of the building.

•	Fourth, the actual purchase price is allocated based on the various asset fair values described above. The building and tenant improvements components of the purchase price are depreciated over the useful life of building or average remaining term of the in-places leases, respectively. The above- or below-market rental rate assets or liabilities are amortized to rental income or property operating expense over the remaining term of the above- or below-market leases. The at-market in-place leases are amortized over the average remaining term of the at-market in-place leases, customer relationship assets are amortized over terms applicable to each acquisition, and any goodwill recorded would be reviewed for impairments at least annually.
      This approach to accounting for real estate assets acquired with in-place leases has the overall effect of allocating part of the purchase price to the intangible assets acquired, which are then amortized over shorter lives than the useful life of the building. The Company’s Consolidated Balance Sheets as of December 31, 2004 and 2003 included lease intangible net assets of $47.4 million and $5.8 million, respectively, and had recorded accumulated amortization of $9.5 million and $1.3 million as of December 31, 2004 and 2003, respectively.

Real Estate Properties
      Real estate properties are recorded at cost, which may include both direct and indirect costs. Direct costs may include construction costs, professional services such as architectural and legal costs, travel expenses, and other acquisition costs. Indirect costs may include capitalized interest and overhead costs. As required by EITF Issue No. 97-11, the Company expenses all internal costs related to the acquisition of existing or operating properties (i.e. not in the development stages). As described in the preceding paragraphs, the cost of real estate properties acquired is allocated between land, buildings, tenant improvements, lease intangibles, and personal property based upon estimated fair values at the time of acquisition. The Company’s at-market lease intangibles totaled $39.3 million, $5.8 million and $0 as of December 31, 2004, 2003 and 2002, respectively. Amortization of the at-market lease intangibles, in place

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2004, is expected to be approximately $12.1 million, $9.9 million, $4.5 million, $1.9 million and $0.8 million for the years ended December 31, 2005 through 2009, respectively. The Company’s gross real estate assets, on a book-basis, including at-market lease intangibles, totaled $1.9 billion and $1.6 billion, respectively, as of December 31, 2004 and 2003, including $74.9 million ($61.2 million, net) in assets held for sale as of December 31, 2004. On a tax-basis, the Company’s real estate assets totaled $1.8 billion and $1.4 billion, respectively, as of December 31, 2004 and 2003.
      Depreciation and amortization expense of real estate properties, including discontinued operations and at-market lease intangibles, totaled $54.6 million, $42.2 million, and $40.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. Depreciation and amortization is provided for on a straight-line basis over the following estimated useful lives (as of December 31, 2004):

Land improvements	15 years
Buildings and improvements	31.5 or 39.0 years
Lease intangibles	13 to 106 months
Personal property	3 to 7 years
      As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the Company must assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. The Company recorded impairment charges of $1.2 million, $0, and $0.3 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The impairment charges in 2004 were related to the disposition of real estate assets and included the write-off of non-cash straight-line rent receivables. The impairment charge in 2002 of $0.3 million represents the difference between the net carrying value of $0.5 million and the estimated fair value of $0.2 million relating to a skilled nursing facility in Oklahoma, which the Company closed in 2002 and does not expect to reopen.

Mortgage Notes Receivable
      The Company had investments as of December 31, 2004 and 2003 in eight and 14 mortgage notes receivable, respectively, totaling $40.3 million and $91.8 million, respectively, with weighted average maturities of approximately 4.4 years and 3.2 years, respectively. Interest rates on the portfolio ranged from 8.75% to 11.70% as of December 31, 2004 and 8.68% to 17.26% as of December 31, 2003 and are generally adjustable each year to reflect actual increases in the Consumer Price Index (subject to various minimum increases). Substantially all of the mortgage notes receivable are subject to a prepayment penalty or exit fee. During the years ended December 31, 2004 and 2003, the Company had foreclosures (or transfers in lieu of foreclosure) totaling $6.2 million and $18.5 million, respectively, related to certain mortgage notes receivable. The Company received title to these real estate properties and the properties fair values are not less than the carrying value of the mortgage notes receivable. The Company does not hold any mortgage notes receivable available for sale.
      The Company monitors its mortgage notes receivable balances much like it does a long-lived asset. If an event occurs, such as an operator risk profile change, or other circumstances indicate that the recorded value might not be fully recoverable, then the Company would consider the need to reserve all or a portion of the note balance.

Cash and Cash Equivalents
      Short-term investments with original maturities of three months or less are classified as cash equivalents.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Income Taxes
      No provision has been made for federal income taxes. The Company intends at all times to qualify as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company must distribute at least 90% per annum of its real estate investment trust taxable income to its stockholders and meet other requirements to continue to qualify as a real estate investment trust. See Note 13 for further discussion.

Other Assets
      Other assets consist primarily of receivables, straight-line rent receivables, and intangible assets. Other assets as of December 31, 2004 and 2003 were as follows (in millions):

	December 31,

	2004	2003

Accounts receivable	$18.8	$22.5
Allowance for uncollectible accounts	(1.9)	(1.7)
Notes receivable	17.3	14.9
Straight-line rent receivables	23.2	22.2
Deferred financing costs, net	7.5	6.7
Above-market intangible assets, net	6.8	0
Customer relationship intangible asset, net	1.6	0
Goodwill	3.5	3.5
Prepaid assets	4.7	3.1
Other	2.3	2.5

	$83.8	$73.7
      The Company had notes receivable with some of its tenants and operators totaling $17.3 million and $14.9 million, respectively, as of December 31, 2004 and 2003. Interest rates on the notes ranged from 8.0% to 14.6% with maturity dates ranging from 2005 through 2013 as of December 31, 2004. In 2003, the Company took possession of all of the personal property in 14 senior living facilities in lieu of notes and other receivables due from the tenant of the facilities totaling $2.3 million. No gain or loss was recognized.
      Deferred financing costs are amortized over the term of the related credit facility under the straight-line method, which approximates amortization under the interest method. The Company does not hold any accounts or notes receivable available for sale. Above-market lease intangible and customer relationship assets are amortized straight-line over the applicable lives of the assets, ranging from 13 months to 75 years. As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortizing goodwill effective January 1, 2002. In lieu of continued amortization, management performs an annual goodwill impairment review. The 2004 and 2003 reviews indicated no impairment of the $3.5 million goodwill asset. Accumulated amortization of the intangible assets was $5.1 million and $3.9 million as of December 31, 2004 and 2003, respectively. Amortization of the intangible assets, in place as of December 31, 2004, is expected to be approximately $2.0 million, $1.7 million, $0.9 million, $0.9 million and $0.9 million for the years ended December 31, 2005 through 2009, respectively.
      Management monitors the aging and collectibility of its accounts and notes receivable balances on an ongoing basis. Aged delinquency reports, property financial statements, and operator risk profiles may be reviewed and analyzed to assist management in its review of the adequacy of its allowance for uncollectible accounts. If management believes a receivable may not be fully recoverable, it will record a provision for bad debt and adjust its allowance for uncollectible accounts.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s allowance for doubtful accounts is generally based on specific identification and is recorded for a specific receivable amount once determined that such an allowance is needed. Management monitors the aging and collectibility of accounts receivable, notes receivable, and mortgage loans receivable on an ongoing basis. At least monthly, a report is produced whereby all receivables are “aged” or placed into groups based on the number of days that have elapsed since the receivable was billed. Management reviews the aging report for evidence of deterioration in the timeliness of payment from a tenant, sponsor, or debtor. Whenever deterioration is noted, management investigates and determines the reason(s) for the delay, which may include discussions with the delinquent tenant, sponsor, or borrower. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectibility are the type of contractual arrangement under which the receivable was recorded, e.g., a mortgage note, a triple net lease, a gross lease, a sponsor guaranty agreement, note receivable, or some other type of agreement; the tenant’s or debtor’s reason for slow payment; industry influences under which the tenant or debtor operates; evidence of willingness and ability of the tenant or debtor to pay the receivable; credit-worthiness of the tenant or debtor; collateral, security deposit, letters of credit or other monies held as security; tenant’s or debtor’s historical payment pattern; the state in which the tenant or debtor operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable.
      Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company records a provision for bad debt expense for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the loan or receivable amount is charged off against the allowance.
      If a mortgage loan or note receivable becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. If interest accruals on a loan are discontinued, payments received are applied first to the outstanding interest receivable and then to the principal balance outstanding. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms.
      The recorded investments in mortgage notes and notes receivable that are either on non-accrual status or are past due more than ninety days and continue to accrue interest are disclosed in the table below:

	December 31,

(Dollars in thousands)	2004		2003

Non-accrual status:
Mortgage loans		—	—
Notes receivable		—	—

		$—	$—

Past due more than 90 days and accruing interest:
Mortgage loans		—	$12,100
Notes receivable		—	1,118

	$		$13,218

      The mortgage loans and notes receivable that were past due more than 90 days at December 31, 2003, were either repaid during 2004 or the Company foreclosed on the properties during 2004 and signed leases with new operators.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      The Company derives most of the revenues from its real estate property and mortgage note receivables portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsors or borrowers. These contractual arrangements fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs.
      Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. Additional rent, generally defined in most lease agreements as the cumulative increase in a Consumer Price Index (“CPI”) from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Rental income from properties the Company owns but does not manage is included in master lease rental income and rental income from properties the Company owns, operates and manages are included in property operating income on the Company’s Consolidated Statements of Income.
      Mortgage interest income and notes receivable interest income are recognized based on the interest rates, maturity date or amortized period specific to each note. Most of the Company’s mortgages also provide for an annual CPI increase in the interest rate as defined in the note.
      Property operating agreements, between the Company and sponsoring health systems (applicable to 20 of the Company’s 253 properties as of December 31, 2004), contractually obligate the sponsoring health system to provide the Company with a minimum return on its investment in the property in return for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company will calculate and accrue any shortfalls as income that the sponsor is responsible to pay to the Company under the terms of the property operating agreement. Income recognized under the provisions of these property operating agreements is included in other operating income on the Company’s Consolidated Statements of Income.
      The Company also consolidates the revenues of its VIEs as other operating income on the Company’s Consolidated Statements of Income. The VIEs revenues consist primarily of net patient revenues that are recorded based upon established billing rates less allowances for contractual adjustments in the period the service is provided.
      Other operating income on the Company’s income statement generally includes shortfall income recognized under its property operating agreements, revenues from its consolidated VIEs, as well as, other income incidental to the operations of the Company such as management fee income, annual inspection fee income, loan exit fee income, prepayment penalty income, and interest income on notes receivable. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in master lease income, property operating income, or mortgage interest income on the Company’s Statements of Income, based on the type of contractual agreement.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company provides property management services for both third party and owned real estate properties. Management fees are generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month. Other operating income includes the following:

(Dollars in millions)	2004	2003	2002

Property lease guaranty revenue	$14.8	$10.4	$7.7
VIE operating revenue	15.5	7.8	0
Interest income	1.6	1.0	0.6
Management fee income	0.4	0.8	1.1
Loan exit fee income	1.2	1.1	0.9
Other	0.8	0.9	0.8

	$34.3	$22.0	$11.1
      The Company had one customer in the year ended December 31, 2004 and two customers in the years ended December 31, 2003 and 2002 that accounted for more than 10% of the Company’s revenues, including revenues included in operating income from discontinued operations, as follows:

	2004	2003	2002

HealthSouth Corporation	11%	13%	14%
HCA Inc.	7%	11%	12%

Stock Issued to Employees
      The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its equity-based awards to employees.
      The following table represents the effect on net income and earnings per share for the three years in the period ended December 31, 2004, as if the Company had applied the fair value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	2004	2003	2002
(Dollars in thousands, except per share data)	(Restated)	(Restated)	(Restated)

Net income, as reported	$55,533	$60,402	$62,383
Compensation expense for equity-based awards to employees under the fair value method	(474)	(449)	(460)

Pro-forma net income	$55,059	$59,953	$61,923
Earnings per share, as reported
Basic	$1.27	$1.47	$1.40
Assuming dilution	$1.24	$1.44	$1.37
Pro-forma earnings per share
Basic	$1.26	$1.46	$1.38
Assuming dilution	$1.23	$1.44	$1.35
      During 2004, the Company granted 23,011 shares of restricted stock to directors and employees, respectively, under its various benefit plans. The shares on the date of grant had a market value of approximately $0.9 million, with vesting periods ranging from 30 to 96 months.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Beginning in 2006, the Company will be required to adopt and account for its equity-based awards to employees based on Statement of Financial Accounting Standards No. 123R, “Share Based Payments.” See “New Pronouncements” below.

Earnings Per Share
      Basic earnings per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of Common Stock. Diluted earnings per share is calculated using weighted average shares outstanding plus the dilutive effect of the outstanding stock options from the employee stock purchase plan and restricted shares of Common Stock, using the treasury stock method and the average stock price during the period. See Note 11 for further discussion.

Reclassifications
      Certain reclassifications have been made in the financial statements for the year ended December 31, 2004, subsequent to furnishing the Form 8-K dated June 24, 2005, and for the years ended December 31, 2003 and 2002 to conform to the 2004 presentation.
      The Company reclassified the shortfall amounts related to properties having property operating agreements from “property operating income” to “other operating income” (previously “interest and other income”) on the Company’s income statement. As a result, the Company reclassified $10.4 million and $7.7 million, respectively, for the years ended December 31, 2003 and 2002 from property operating income to other operating income. This reclassification will change the historical trend of property operating expenses to property operating income, resulting in the appearance of lower margins on the properties. For more detail regarding property operating agreements, see the discussion in Revenue Recognition above.
      The Company also reclassified for all periods, the amortization of its at-market lease intangible assets, recorded as part of the allocation of the purchase price of real estate assets acquired, from property operating income and depreciation expense to amortization expense. As a result, for the year ended December 31, 2003, the Company reclassified $1.1 million from property operating income to amortization expense and reclassified $0.2 million from depreciation expense to amortization expense.
      As compared to the unaudited financial statements furnished in a Form 8-K dated June 24, 2005, the Company has reclassified the revenues of consolidated variable interest entities from property operating income to other operating income and has reclassified the expenses of consolidated variable interest entities from property operating expenses to other operating expenses. Operating expenses of the consolidated VIEs were $14.5 million and $9.3 million, respectively, for the years ended December 31, 2004 and 2003.
      Except as discussed in the preceding paragraphs and in Note 2, the reclassifications made in the financial statements had no effect on the results of operations as previously reported.

New Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions, including employee stock purchase plans under certain conditions, but does not change the accounting guidance for share-based payment transactions with parties other than employees. This statement will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the grant-date fair value of the award. This statement is effective for the first interim or annual period of the first fiscal year beginning on or after June 15, 2005. The Company believes that this new pronouncement will only result in a change in the Company’s accounting for its employee stock purchase plan and does not believe the impact will be material to its results of operations.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29. APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. This statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement for APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle, including changes required by an accounting pronouncement issued without specific transition provisions. This statement requires retrospective application to prior period financial statements for changes in accounting principle rather than as a cumulative effect adjustment in the current period as was required under APB Opinion No. 20. This statement does not change the guidance in APB Opinion No. 20 regarding reporting a correction of an error or a change in estimate. This statement is effective for all accounting principle changes made in fiscal years beginning after December 15, 2005, although earlier adoption is permitted.

2.	RESTATEMENT, DISCONTINUED OPERATIONS AND IMPAIRMENT CHARGES
      The Company has restated its previously issued financial statements. The results of operations for the three years in the period ended December 31, 2004 have been restated from the unaudited financial statements furnished on Form 8-K dated June 24, 2005. The results for the years ended December 31, 2003 and 2002 had previously been restated as disclosed in the unaudited financial statements furnished on Form 8-K dated June 24, 2005. These restatements impacted net income as shown in the table below.

	Year Ended December 31,

(Dollars in thousands)	2004(1)	2003(2)	2002(2)

Net income as previously reported	$54,757	$70,507	$70,091
Restatement adjustments
Restatement adjustments reported on Form 8-K dated June 24, 2005		(11,690)	(7,008)
Subsequent changes to restatement adjustments	776	1,585	(700)

Total Restatement adjustments	776	(10,105)	(7,708)

Net income, as restated	$55,533	$60,402	$62,383

(1)	As previously reported amounts represent amounts furnished on Form 8-K dated June 24, 2005.

(2)	As previously reported amounts represent amounts reported in the financial statements previously filed in the 2003 Annual Report on Form 10-K.
      The items restated, as discussed below, include the following:

•	Collectibility of accounts receivable;

•	Capitalized costs;

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Restricted stock;

•	Variable interest entities;

•	Discontinued operations; and other individually immaterial corrections.
      The restatement will have no impact on net cash flows in future periods.
      Collectibility of accounts receivable. The first item relates to the method by which the Company has viewed and accounted for the collectibility of accounts receivable related to four former tenants. The Company based its original accounting for the collectibility, in part, on the “successor debtor” rules outlined in Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” as the Company had historically looked to all sources of recovery, including both the original and successor debtors, in assessing collectibility. The Company concluded that it should have also evaluated the collectibility of the receivables in light of two other accounting pronouncements, Statements of Financial Accounting Standards No. 114 and No. 5 and should have only assessed collectibility based on the original debtor. Also, since the collectibility of the receivables from the original obligor was not assured, the Company should have reserved or written off all or part of the receivables in prior periods. The restatement reduced other assets and cumulative net income by approximately $7.2 million as of December 31, 2001 and reduced (increased) other assets, income from continuing operations and net income by approximately $(0.5) million and $1.6 million for the years ended December 31, 2003 and 2002, respectively.
      Capitalized costs. The second item relates to the accounting for amounts capitalized by the Company to construction projects subject to property operating agreements with one health system sponsor (see Note 1 for further discussions regarding these types of agreements). These contractual costs were capitalized over a four-year period beginning in 2001. The property operating agreements with this sponsor required the Company to reimburse the sponsor for certain costs incurred by the sponsor during the absorption phase of the new property, the period when tenant improvement costs continued to be incurred in order to make the property ready for occupancy. In return, these costs paid by the Company increased the Company’s investment base under the property operating agreement, upon which the sponsor guarantees a minimum return. Originally, the Company accounted for these costs as capitalizable under Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS No. 67”). The Company concluded that some of the costs incurred by the sponsor were not direct construction-related costs and, therefore, not capitalizable under SFAS No. 67. As such, the Company has restated the prior periods to reflect the reversal of these capitalized costs against the revenue recorded by the Company related to the sponsor. This restatement, net of related depreciation, reduced real estate properties and cumulative net income by approximately $0.2 million at December 31, 2001 and reduced real estate assets, income from continuing operations and net income by approximately $3.3 million and $5.0 million for the years ended December 31, 2003 and 2002, respectively.
      Restricted stock. The third item relates to an adjustment the Company initially had recorded in the third quarter of 2004 as a cumulative adjustment to restricted stock amortization and deferred compensation. During the third quarter of 2004, the Company concluded that certain amendments related to the retirement provisions in the employment agreements of certain executive officers that were effective as of January 1, 2000 impacted the measurement dates and amortization periods related to restricted stock reserved for or released to those officers. The Company concluded that the non-cash amortization of restricted stock for those officers for the years ended December 31, 2003, 2002, 2001 and 2000 was understated by approximately $0.7 million, $0.4 million, $0.5 million and $0.7 million, respectively. Further, the Company concluded that the deferred compensation and additional paid in capital balances on the balance sheet were understated by $3.4 million and $4.6 million, respectively, as of December 31, 2001 due to the change in the measurement dates and the understatement of amortization expense. There was

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
no impact to total stockholders’ equity as a result of these adjustments. During the third quarter of 2004, management had concluded that these adjustments were not material to prior or current years’ Consolidated Financial Statements and had, therefore, adjusted the balances cumulatively in the third quarter. However, in light of the restatement, the Company concluded it would be appropriate to reverse the cumulative adjustment recorded in the third quarter and restate the prior periods for these adjustments.
      Variable interest entities. The fourth item relates to entities that operate six skilled nursing and assisted living facilities owned by the Company, which the Company has concluded are VIEs within the meaning of FASB Interpretation No. 46(R) (“FIN 46(R)”). The Company has further concluded that it is the primary beneficiary of these entities, which requires consolidation of the entities and their operations into the Company’s Consolidated Financial Statements. Based on the agreements in place, the Company determined that it was responsible for most, if not all, of the economic risks and will receive some, if not all, of the economic benefits of these entities. This restatement reduced (increased) total assets and total liabilities and stockholders’ equity, income from continuing operations, and net income by $1.1 million, ($1.1) million, and ($1.1 million), respectively, for the year ended December 31, 2004 and $5.5 million, $6.6 million and $6.6 million, respectively, for the year ended December 31, 2003.
      Discontinued operations and other. The Company has also restated prior periods for discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment and Disposal of Long Lived Assets” (“SFAS No. 144”). Included in discontinued operations are the operating results and resulting gains, losses or impairment charges resulting from the sale of 13 properties in 2002, four properties in 2003, and two properties in 2004, as well as ten properties classified as held for sale as of December 31, 2004. The net book value of the ten properties classified as held for sale as of December 31, 2004 and 2003 was $61.2 million and $63.0 million, respectively. In accordance with SFAS No. 144, the Company reviewed its assets classified as held for sale to determine whether the fair values exceeded the carrying amounts. In each case, the Company determined that the carrying amounts were below fair value; therefore, no impairment charge was recorded on those properties. Nine of the ten properties were purchased in January 2005 and the tenth property was purchased in May 2005. The Company recognized gains on the sales of these properties in 2005. Whenever disposals of significant real estate properties occur or become probable that they will occur, the operating results of the properties disposed will be reclassified to discontinued operations for all periods for which income statements are presented. Each future actual or probable disposal will result in a change to the historical statements of income previously filed.
      The Company made certain other individually immaterial corrections. These corrections reduced other assets, other liabilities and cumulative net income by approximately $1.2 million, $0.9 million and $2.1 million, respectively, as of December 31, 2001 and reduced (increased) other assets, other liabilities, real estate properties, and net income by approximately $0.1 million, $35 thousand, $0.1 million, and $0.3 million, respectively, as of December 31, 2004, and ($0.2) million, $0.1 million, $0.0 million and ($0.1) million, respectively, as of December 31, 2003, and $0.3 million, $0.1 million, $0.3 million and $0.7 million, respectively, as of December 31, 2002.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary. The impact of the restatement on total stockholders’ equity as of December 31, 2001 was a reduction of $9.5 million. The impact of the restatement on results of operations and cash flows for the years ended December 31, 2004, 2003 and 2002 and on the balance sheet as of December 31, 2004 and 2003 are shown in the tables below:

	Consolidated Statements of Income

		Restatement Adjustments
	As
	Previously	Discontinued		As
(Dollars in thousands, except per share data)	Reported(1)	Operations	Other	Restated

YEAR ENDED DECEMBER 31, 2004
Master lease rental income	$75,716	$0	$2,639	$78,355
Property operating income	148,649	0	(37,633)	111,016
Other operating income	32,884	0	1,456	34,340
General and administrative expenses	13,543	0	148	13,691
Property operating expenses	93,564	0	(35,377)	58,187
Other operating expenses	13,414	0	1,103	14,517
Interest	43,868	0	31	43,899
Depreciation expense	46,089	0	(219)	45,870
Income from continuing operations	48,974	0	776	49,750
Net income	54,757	0	776	55,533
Net income per common share, basic	$1.25	$0.00	$0.02	$1.27
Net income per common share, diluted	$1.23	$0.00	$0.01	$1.24

(1)	As previously furnished in a Form 8-K dated June 24, 2005. These amounts include the effect of certain reclassifications as discussed in more detail in Note 1.

	Consolidated Statements of Income

		Restatement Adjustments
	As
	Previously	Discontinued		As
(Dollars in thousands, except per share data)	Reported(2)	Operations	Other	Restated

YEAR ENDED DECEMBER 31, 2003
Master lease rental income	$88,963	$(8,635)	$(3,851)	$76,477
Property operating income	73,109	(31)	0	73,078
Straight line rent	2,553	(134)	(303)	2,116
Other operating income	17,983	(5)	3,992	21,970
General and administrative expenses	11,122	0	703	11,825
Property operating expenses	34,876	(332)	101	34,645
Other operating expenses	0	0	9,265	9,265
Interest	34,601	0	39	34,640
Depreciation expense	41,932	(2,088)	(165)	39,679
Income from continuing operations	69,203	(6,385)	(10,105)	52,713
Operating income from discontinued operations	2,413	6,385	0	8,798
Net income	70,507	—	(10,105)	60,402
Net income per common share, basic	$1.71	—	$(0.24)	$1.47
Net income per common share, diluted	$1.69	—	$(0.25)	$1.44

(2)	As previously reported amounts represent amounts from the financial statements previously filed in the 2003 Annual Report on Form 10-K and include the effect of certain reclassifications as discussed in more detail in Note 1.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statements of Income

		Restatement adjustments
	As
	Previously	Discontinued		As
(Dollars in thousands, except per share data)	Reported(3)	Operations	Other	Restated

Year Ended December 31, 2002
Master lease rental income	$91,966	$(8,369)	$(535)	$83,062
Property operating income	61,562	(68)	—	61,494
Straight line rent	2,588	(159)	(482)	1,947
Other operating income	16,322	(122)	(5,083)	11,117
General and administrative expenses	22,229	(3)	439	22,665
Property operating expenses	28,542	(319)	846	29,069
Other operating expenses	0	0	305	305
Interest	34,195	0	79	34,274
Depreciation expense	39,587	(2,085)	(61)	37,441
Income from continuing operations	61,067	(6,311)	(7,708)	47,048
Operating income from discontinued operations	5,636	6,311	0	11,947
Net income	70,091	—	(7,708)	62,383
Net income per common share, basic	$1.57	—	$(0.17)	$1.40
Net income per common share, diluted	$1.55	—	$(0.18)	$1.37

(3)	As previously reported amounts represent amounts from the financial statements previously filed in the 2003 Annual Report on Form 10-K and include the effect of certain reclassifications as discussed in more detail in Note 1.

	Consolidated Balance Sheet

		Restatement
	As Previously	Adjustments
(Dollars in thousands)	Reported(4)	(Cumulative)	As Restated

AS OF DECEMBER 31, 2004
Total real estate properties, net	$1,564,159	$(1,365)	$1,562,794
Cash and cash equivalents	3,789	(1,106)	2,683
Other assets	84,279	(513)	83,766
Total assets	1,753,794	(2,984)	1,750,810
Accounts payable and accrued liabilities	31,903	(3,624)	28,279
Other liabilities	22,144	507	22,651
Total liabilities	773,311	(3,117)	770,194
Cumulative net income	542,600	133	542,733
Total stockholders’ equity	980,483	133	980,616
Total liabilities and stockholders’ equity	1,753,794	(2,984)	1,750,810

(4)	As previously furnished in a Form 8-K dated June 24, 2005.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Balance Sheet

		Restatement
	As Previously	Adjustments
(Dollars in thousands)	Reported(5)	(Cumulative)	As Restated

AS OF DECEMBER 31, 2003
Total real estate properties, net	$1,340,009	$(8,686)	$1,331,323
Cash and cash equivalents	3,840	1,077	4,917
Other assets	90,026	(16,299)	73,727
Total assets	1,525,710	(23,908)	1,501,802
Accounts payable and accrued liabilities	15,649	1,131	16,780
Other liabilities	17,502	1,109	18,611
Total liabilities	623,432	2,240	625,672
Common stock	428	2	430
Additional paid-in capital	1,054,465	1,740	1,056,205
Deferred compensation	(18,396)	569	(17,827)
Cumulative net income	515,659	(28,459)	487,200
Total stockholders’ equity	902,278	(26,148)	876,130
Total liabilities and stockholders’ equity	1,525,710	(23,908)	1,501,802

(5)	As previously reported amounts represent amounts from the financial statements previously filed in the 2003 Annual Report on Form 10-K.

	Consolidated Statements of Cash Flows

	As Previously	Restatement
(Dollars in thousands)	Reported(6)	Adjustments	As Restated

YEAR ENDED DECEMBER 31, 2004
Net cash provided by operating activities	$123,077	$3,161	$126,238
Net cash used in investing activities	(296,494)	(3,616)	(300,110)
Cash and cash equivalents, beginning of year	5,568	(651)	4,917
Cash and cash equivalents, end of year	3,789	(1,106)	2,683
YEAR ENDED DECEMBER 31, 2003
Net cash provided by operating activities	$103,143	$(4,540)	$98,603
Net cash used in investing activities	(75,496)	5,617	(69,879)
Cash and cash equivalents, end of year	3,840	1,077	4,917
YEAR ENDED DECEMBER 31, 2002
Net cash provided by operating activities	$111,380	$(5,370)	$106,010
Net cash provided by investing activities	53,818	5,370	59,188

(6)	As previously reported for the year ended December 31, 2004 refers to the financial statements furnished in a Form 8-K dated June 24, 2005. As previously reported net cash provided by operating activities for the years ended December 31, 2003 and 2002 represent amounts from the financial statements previously filed in the 2003 Annual Report on Form 10-K and include the effect of reclassification of debt issuance costs totaling $2.4 million and $0, respectively, to financing activities and the net effect of reclassification of fundings and payments on notes receivable totaling $3.7 million and $2.4 million, respectively, from operating to investing activities.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	REAL ESTATE PROPERTY LEASES
      The Company’s properties are generally leased or supported pursuant to non-cancelable, fixed-term operating leases and other financial support arrangements with expiration dates through 2022. Some leases and financial arrangements provide for fixed rent renewal terms of five years, or multiples thereof, in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease and for a short period thereafter, with an option (see Purchase Options below) or a right of first refusal to purchase the leased property. The Company’s portfolio of master leases generally requires the lessee to pay minimum rent, additional rent based upon fixed percentage increases or increases in the Consumer Price Index and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
      Future minimum lease payments under the non-cancelable operating leases and guaranteed amounts due to the Company under property operating agreements as of December 31, 2004 are as follows (in thousands):

2005	$201,294
2006	182,625
2007	166,799
2008	153,728
2009	118,317
2010 and thereafter	409,794

$1,232,557

Purchase Options
      A number of the Company’s properties are subject to options in favor of the operator to purchase the properties. Completion of the purchase is contingent upon the operator having access to funding and certain other matters covered by the applicable contracts. As of December 31, 2004, the Company had real estate investments in properties totaling $303.0 million, subject to purchase options with various conditions, terms, timing, and duration to purchase that were exercisable by the respective operators or lessees that had not been exercised. See Note 15 for further discussion.

4.	ACQUISITIONS, DISPOSITIONS, AND MORTGAGE REPAYMENTS

2004 Acquisitions
      During the first quarter of 2004, the Company invested $18.0 million in a 141,765 square foot medical office building on an Advocate Healthcare hospital campus in Illinois and invested $30.0 million in seven medical office buildings totaling 283,452 square feet on Ascension Health hospital campuses in Michigan and Arizona. The Company provides property management services to the buildings on Ascension Health campuses.
      During the second quarter of 2004, the Company acquired six medical office buildings located in Tennessee from affiliates of Ascension Health, Inc. for $70.8 million with an aggregate square footage of approximately 711,198. The Company also acquired four medical office buildings from affiliates of MedStar Health, two of which are located in Washington, D.C., and two of which are located in Maryland, for $41.3 million with an aggregate square footage of approximately 269,539. The Company provides property management services for these ten buildings. Finally, the Company acquired a 27,895 square foot assisted living facility in Florida for $4.8 million, purchased land in Hawaii for $5.8 million for the construction of a medical office building, acquired a parcel of land in Texas for

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.8 million, and a $4.7 million mortgage note was converted into full equity ownership of a skilled nursing facility in Tennessee.
      During the third quarter of 2004, the Company acquired from Baylor Health Care System 20 medical office buildings in and around Dallas, Texas for $133.0 million with an aggregate square footage of approximately 1.1 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Baylor transaction at the date of acquisition.

	Estimated Fair Value	Estimated Useful
	(in thousands)	Life (in years)

Land	$3,692	N/A
Buildings	105,901	39
At-Market Lease Intangibles	15,459	1 to 9
Below-Market Lease Intangibles	(392)	1.5 to 8
Ground Lease Intangible	6,791	75
Customer Relationship Intangible Asset	1,619	39

	$133,070
      During the fourth quarter of 2004, a $1.6 million mortgage note was converted into full equity ownership of a skilled nursing facility in Michigan.
      In its acquisitions for the year 2004, the Company assigned $41.6 million to intangible assets having weighted average amortization periods as shown in the following table.

		Weighted Average
	Intangibles Assigned	Amortization Period
	(in thousands)	(in months)

At-Market Lease Intangibles	$33,476	43
Above-Market Lease Intangibles	461	29
Below-Market Lease Intangibles	(774)	55
Ground Lease Intangible	6,791	900
Customer Relationship Intangible Asset	1,619	468

	$41,573	194
      These transactions were funded with proceeds from the Unsecured Credit Facility due 2006, from the issuance of the Senior Notes due 2014, and from the equity offering described in Note 7.

2004 Dispositions, Mortgage Repayments and Foreclosures
      During the first quarter of 2004, the Company sold the annex portion of a physician clinic in Florida for $1.8 million, equal to the Company’s basis in the property. In this transaction, the Company received $0.5 million in cash proceeds and a $1.3 million mortgage note.
      During the second quarter of 2004, the Company sold a 25,000 square foot assisted living facility in Georgia for $4.5 million, resulting in a $0.6 million impairment charge upon sale due mainly to the reversal of a straight line rent receivable. Also, two mortgage notes receivable totaling $6.4 million were repaid in full and a $4.7 million mortgage note was converted into full equity ownership of a skilled nursing facility in Tennessee.
      During the third quarter, two mortgage notes receivable were repaid totaling $21.2 million. The Company also sold three ancillary hospital facilities in Pennsylvania with an aggregate square footage of 3,200 for $0.2 million in net proceeds resulting in a $22,000 gain on sale.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the fourth quarter, the Company sold a 69,200 square foot physician clinic in Florida for $5.0 million, for a $0.6 million impairment charge upon sale. Also, a $1.6 million mortgage note was converted into full equity ownership of a skilled nursing facility in Michigan and a $18.8 million mortgage note was repaid in full.
      The proceeds from these transactions were used to partially repay the outstanding balance on the Unsecured Credit Facility due 2006 and for general corporate purposes.

5.	REAL ESTATE PROPERTIES
      The following table summarizes the Company’s real estate properties, including assets held for sale, by type of facility and by state as of December 31, 2004.

			Buildings,
			Improvements,
	Number of		Lease
	Facilities		Intangibles	Personal		Accumulated
(Dollars in thousands)	(1)	Land	and CIP	Property	Total	Depreciation

MEDICAL OFFICE/OUTPATIENT FACILITIES:
California	11	$20,705	$100,697	$87	$121,489	$22,084
Florida	28	23,183	181,479	147	204,809	36,259
Tennessee	18	8,371	149,094	137	157,602	11,820
Texas	39	24,098	308,450	866	333,414	35,488
Virginia	15	6,820	67,625	217	74,662	15,330
Other states	53	28,864	382,195	149	411,208	54,195

	164	112,041	1,189,540	1,603	1,303,184	175,176
SKILLED NURSING FACILITIES:
Colorado	3	2,885	23,522	0	26,407	4,677
Michigan	8	700	22,147	1,611	24,458	5,100
Pennsylvania	3	479	20,596	690	21,765	4,237
Texas	2	1,795	17,670	0	19,465	3,606
Virginia	6	1,459	35,775	10	37,244	7,003
Other states	13	5,250	57,537	395	63,182	10,663

	35	12,568	177,247	2,706	192,521	35,286
INPATIENT REHABILITATION FACILITIES:
Alabama	1	0	17,722	0	17,722	2,835
Florida	1	0	11,703	0	11,703	1,872
Pennsylvania	6	4,718	109,149	0	113,867	20,041
Texas	1	1,117	12,086	0	13,203	2,365

	9	5,835	150,660	0	156,495	27,113

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Buildings,
			Improvements,
	Number of		Lease
	Facilities		Intangibles	Personal		Accumulated
(Dollars in thousands)	(1)	Land	and CIP	Property	Total	Depreciation

ASSISTED LIVING FACILITIES:
Florida	2	2,215	24,467	38	26,720	3,228
New Jersey	2	1,809	17,238	0	19,047	3,232
Pennsylvania	7	1,425	29,645	1,110	32,180	6,027
Texas	4	0	28,895	0	28,895	5,656
Virginia	3	889	16,507	279	17,675	3,288
Other states	12	1,954	42,696	200	44,850	7,762

	30	8,292	159,448	1,627	169,367	29,193
INDEPENDENT LIVING FACILITIES:
Texas	4	0	43,668	12	43,680	8,515

	4	0	43,668	12	43,680	8,515
OTHER INPATIENT FACILITIES:
California	1	1,362	11,326	0	12,688	3,013
Michigan	1	4,405	9,454	0	13,859	1,854
Texas	1	506	5,516	0	6,022	1,144

	3	6,273	26,296	0	32,569	6,011
Corporate Property		0	0	10,379	10,379	2,861

Total Property	245	$145,009	$1,746,859	$16,327	$1,908,195	$284,155

(1)	Includes two lessee developments.

6.	NOTES AND BONDS PAYABLE
      Notes and bonds payable as of December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,

	2004	2003

Unsecured credit facility due 2006	$9,000	$154,000
Senior notes due 2006	49,700	70,000
Senior notes due 2011, net	310,623	310,535
Senior notes due 2014, net	298,584	0
Mortgage notes payable	50,189	53,413
Other note payable	1,168	2,333

	$719,264	$590,281

      As of December 31, 2004, the Company was in compliance with all covenant requirements under its various debt instruments. Subsequent to December 31, 2004, the Company did not timely report financial

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
information as required under covenants relating to its various debt instruments. The Company obtained a waiver from its lenders under its Unsecured Credit Facility due 2006 to waive the financial reporting requirements through November 30, 2005 but was not required to obtain waivers under its other debt instruments.

Unsecured Credit Facility due 2006
      In October 2003, the Company replaced its existing $150.0 million unsecured credit facility with a new $300.0 million unsecured credit facility due in October, 2006. The $300.0 million credit facility (the “Unsecured Credit Facility due 2006”) was entered into with a syndicate of 12 banks, and at the Company’s option, may be increased to $350.0 million during the first two years subject to the availability of additional capital commitments from the banks; and the term may be extended one additional year. Rates for borrowings under the Unsecured Credit Facility due 2006 are, at the Company’s option, based on LIBOR or the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate and can vary based on the Company’s debt rating. The weighted average rate on borrowings outstanding as of December 31, 2004 and 2003 was 3.5% and 2.25%, respectively. In addition, the Company incurs an annual facility fee of 0.35% on the commitment that may also fluctuate based on the Company’s debt rating. The Unsecured Credit Facility due 2006 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. The Company had borrowing capacity remaining, under its financial covenants, of $248.0 million under the facility as of December 31, 2004.

Senior Notes due 2006
      In April 2000, the Company privately placed $70.0 million of unsecured senior notes (the “Senior Notes due 2006”) with multiple purchasers affiliated with two lending institutions. The Senior Notes due 2006 bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. On March 31, 2004 and on April 1, 2005, the Company repaid $20.3 million each of maturing principal and must repay the remaining principal balance of $29.4 million payable upon maturity. The note agreements pursuant to which the Senior Notes due 2006 were purchased contain certain representations, warranties, and financial and other covenants customary in such loan agreements.

Senior Notes due 2011
      In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes, offsetting the increase in the spread over LIBOR. As of December 31, 2004, the aggregate fair value of the swaps totaling $3.4 million is reported in other liabilities with an offsetting decrease to the Senior Notes due 2011 included in notes and bonds payable on the Company’s Consolidated Balance Sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s Consolidated Statements of Income.

Senior Notes due 2014
      On March 30, 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding a 5.19% interest rate per annum. The balance of the net discount as of December 31, 2004 was $1.4 million.

Mortgage Notes Payable
      As of December 31, 2004, the Company had outstanding ten non-recourse mortgage notes payable, with the related collateral, as follows (dollars in millions):

						Investment in	Contractual
		Effective		Number		Collateral at	Balance at
	Original	Interest	Maturity	of Notes		December 31,	December 31,
	Balance	Rate	Date	Payable	Collateral	2004	2004

Life Insurance Co.	$23.3	7.765%	7/26	1	Medical office building	$45.6	$21.2
Life Insurance Co.	4.7	7.765%	1/17	1	Medical office building	11.0	3.6
Commercial Bank	35.0	7.220%	5/11	8	Ten medical office buildings	79.8	25.4

				10		$136.4	$50.2

      The $23.3 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due in January 2017. The eight notes totaling $35.0 million are fully amortizing notes payable in monthly installments of principal and interest and mature in May 2011. The contractual interest rates for the ten outstanding mortgage notes range from 7.22% to 8.50%.

Other Note Payable
      In July, 1999, the Company entered into a $7.0 million note with a commercial bank. The note bears interest at 7.53%, is payable in equal semi-annual installments of principal and interest, and was repaid in full in July 2005.

Other Long-Term Debt Information
      Future maturities of long-term debt are as follows (in thousands):

2005	$26,893
2006	44,240
2007	6,287
2008	6,777
2009	7,286
2010 and thereafter	627,781

$719,264

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the years ended December 31, 2004, 2003 and 2002, interest paid totaled $41.8 million, $35.3 million and $34.8 million, and interest capitalized totaled $1.8 million, $0.7 million and $1.4 million, respectively.
      In the Company’s 1998 acquisition of Capstone Capital Corporation (“Capstone”), it acquired four interest rate swaps previously entered into by Capstone. In order to set the liabilities assumed by the Company, the Company, concurrently with the acquisition, acquired off-setting swaps. The remaining liability as of December 31, 2004, 2003 and 2002 was $0.6 million, $0.7 million and $1.1 million, respectively.

7.	STOCKHOLDERS’ EQUITY
      The Company had common and preferred shares outstanding for each of the three years ended December 31, 2004 as follows:

	Year Ended December 31,

	2004	2003	2002

Common Shares
Balance, beginning of period	42,991,416	42,158,564	41,799,669
Issuance of stock	4,686,789	819,560	244,831
Common stock redemption	0	0	(418,959)
Shares awarded as deferred stock compensation, net of forfeitures	22,903	13,292	533,023

Balance, end of period	47,701,108	42,991,416	42,158,564

Preferred Shares
Balance, beginning of period	0	0	3,000,000
Preferred stock redemption	0	0	(3,000,000)

Balance, end of period	0	0	0

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
      On September 5, 2003, the Company sold 750,000 shares of common stock, par value $0.01 per share, in an underwritten public offering for net proceeds of $23.3 million.
      Effective December 31, 2002, the Company repurchased 418,959 shares from a former executive officer pursuant to the terms of a retirement agreement. Payment for this repurchase was made January 8, 2003. Such shares were retired upon repurchase. The Company’s 2002 Consolidated Financial Statements reflect the repurchase as if the common stock redemption occurred on December 31, 2002.
      On September 30, 2002, the Company redeemed all of its 8 7/8% Series A Voting Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued dividends of $0.18896 per share from August 30, 2002 to the redemption date, for a total redemption price of $25.18896 per share. The aggregate cost of the redemption was $75.6 million.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In October 2002, the Company issued 150,000 shares of common stock, valued at $4.2 million, of the Company pursuant to agreements entered into with three individuals related to the acquisition of Capstone Capital Corporation in 1998, which fulfilled its commitment to issue shares under these agreements.
      Comprehensive income is the same as net income for the Company for all periods presented.

8.	BENEFIT PLANS

Executive Retirement Plan
      The Company has an Executive Retirement Plan, under which an officer designated by the Compensation Committee of the Board of Directors may receive upon normal retirement (defined to be when the officer reaches age 65 and has completed five years of service with the Company) 60% of the officer’s final average earnings (defined as the average of the executive’s highest three years’ earnings) plus 6% of final average earnings times years of service after age 60 (but not more than five years), less 100% of certain other retirement benefits received by the officer.

Retirement Plan for Outside Directors
      The Company has a retirement plan for outside directors which after completion of five years of service and upon retirement will pay annually, for a period not to exceed 15 years, an amount equal to the director’s annual retainer and meeting fee compensation (currently this amount would range between $28,000 and $33,000, based on four meetings during the year) immediately preceding retirement from the Board.

Retirement Plan Information
      Net expense for both the Executive Retirement Plan and the Retirement Plan for Outside Directors (the “Plans”) for the three years in the period ended December 31, 2004 is comprised of the following (in thousands):

	2004	2003	2002

Service cost	$543	$418	$321
Interest cost	351	282	207
Other	48	31	21

	$942	$731	$549

      The Plans are un-funded and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations as of December 31, 2004 and 2003 (in thousands).

	2004	2003

Benefit obligation at beginning of year	$5,682	$4,609
Service cost	543	418
Interest cost	351	282
Other	(210)	31
Actuarial gain (loss)	249	342

Benefit obligation at end of year	6,615	5,682
Unrecognized net actuarial (gain) loss	(968)	(719)

Net pension liability in other liabilities	$5,647	$4,963

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounting for the Executive Retirement Plan for the years ended December 31, 2004 and 2003 assumes discount rates of 6.40% and 6.90%, respectively, and a compensation increase rate of 2.7%. Accounting for the Retirement Plan for Outside Directors assumes discount rates of 6.40% and 6.90%, respectively.

9.	STOCK PLANS

1993 Employees Stock Incentive Plan
      Prior to its expiration on January 1, 2003, the Company was authorized to issue stock representing up to 7.5% of its outstanding shares of common stock (the “1993 Employee Plan Shares”) under the 1993 Employees Stock Incentive Plan (the “1993 Employee Plan”). As of December 31, 2004 and 2003, the Company had issued, net of forfeitures, a total of 1,302,975 and 1,303,083 restricted shares of the 1993 Employee Plan Shares, respectively, for compensation-related awards to employees under the 1993 Employee Plan. For the years ended December 31, 2004, 2003, and 2002, compensation expense resulting from the amortization of the value of these shares was $3.4 million, $3.4 million, and $3.5 million, respectively. No additional shares will be issued under the 1993 Employee Plan.

2003 Employees Restricted Stock Incentive Plan
      The terms of the 2003 Employees Restricted Stock Incentive Plan, as amended (the “2003 Employee Plan”) are substantially the same as the 1993 Employee Plan. The 2003 Employee Plan, as amended, however, limits the total number of shares (the “2003 Employee Plan Shares”) the Company is authorized to issue under the plan to 2,099,853 shares and terminates the plan on December 1, 2012. As of December 31, 2004 and 2003, the Company had issued a total of 37,654 and 10,196 restricted shares, respectively, under the 2003 Employee Plan for compensation-related awards to employees. The 2003 Employee Plan Shares are generally subject to fixed vesting periods varying from three to ten years beginning on the date of issue. If an employee voluntarily terminates employment with the Company before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the 2003 Employee Plan Shares have been issued, the employee has the right to receive dividends and the right to vote the shares. Compensation expense recognized in 2004 and 2003 from the amortization of the value of these shares was $162,968 and $49,243, respectively.

Non-Employee Directors’ Stock Plan
      Pursuant to the 1995 Restricted Stock Plan for Non-Employee Directors (the “1995 Directors’ Plan”), the directors’ stock vests for each director upon the date three years from the date of issue and is subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. As of December 31, 2004 and 2003, the Company had a total of 80,827 and 81,877 authorized shares under the 1995 Directors’ Plan, respectively, that had not been issued. As of December 31, 2004 and 2003, the Company had issued a total of 19,173 and 18,123 shares, respectively, pursuant to the 1995 Directors’ Plan. For 2004, 2003, and 2002, compensation expense resulting from the amortization of the value of these shares was $30,571, $25,936, and $21,318, respectively.

Dividend Reinvestment Plan
      The Company is authorized to issue 1,000,000 shares of common stock to shareholders under the Dividend Reinvestment Plan. As of December 31, 2004 and 2003, the Company had a total of 304,488 and 271,981 shares, respectively, which had been issued. Due to the Company’s untimely filing of its Form 10-K for the year ended December 31, 2004 and Form 10-Q’s during 2005, the Company will not be eligible to issue shares under its Dividend Reinvestment Plan for twelve months after the Company is current on its filings with the Securities and Exchange Commission.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      Effective January 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Employee Purchase Plan”) pursuant to which the Company is authorized to issue shares of common stock. The 2000 Employee Purchase Plan, a qualified 423 plan, is a non-compensatory plan and effectively replaces the 1995 Employee Purchase Plan (the “1995 Employee Purchase Plan”). All options issued under the 1995 Employee Purchase Plan expired in April 2002. As of December 31, 2004 and 2003, the Company had a total of 665,774 and 698,242 shares authorized under the 2000 Employee Purchase Plan, respectively, which had not been issued or optioned. Under the 2000 Employee Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option (the “Exercise Date”). The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the 2000 Employee Purchase Plan expire if not exercised 27 months after each such option’s date of grant.
      A summary of the Employee Purchase Plan activity and related information for the three years in the period ended December 31, 2004 is as follows:

	All Options

	2004	2003	2002

Outstanding, beginning of year	157,354	187,089	260,962
Granted	103,452	142,618	156,992
Exercised	(48,785)	(36,747)	(65,406)
Forfeited	(25,448)	(72,204)	(87,553)
Expired	(45,536)	(63,402)	(77,906)

Outstanding and exercisable at end of year	141,037	157,354	187,089
Weighted-average fair value of options granted during the year (calculated as of the grant date)	$4.58	$3.15	$2.93
Weighted-average exercise price of options exercised during the year	$25.81	$22.44	$18.02
Weighted-average exercise price of options outstanding (calculated as of December 31)	$27.97	$24.86	$21.43
Range of exercise prices of options outstanding (calculated as of December 31)	$23.80-30.39	$18.06-24.86	$14.98-$23.80
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.9	0.8
      The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions for 2004, 2003 and 2002: risk-free interest rates of 3.08%, 1.27% and 1.70%; dividend yields of 7.5%, 8.68% and 8.79%; volatility factors of the expected market price of the Company’s common stock of 0.194, 0.192 and 0.179, respectively; and an expected life of each option of 1.13 years.

10.	RETIREMENT AND TERMINATION BENEFITS
      During the fourth quarter of 2002, the Company established a $13.1 million severance and payroll tax liability and recorded an $11.6 million charge relating to the retirement of one executive officer and the elimination of nine other officer and employee positions in several departments within the corporate office.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The retirement and all other position eliminations were effective in the fourth quarter of 2002 except one whom the Company subsequently determined in 2003 to maintain as an employee resulting in a $23,000 adjustment to the liability. During 2003 and 2004, the Company made payments of $12.9 million and $0.2 million, respectively, reducing the liability to zero.

11.	EARNINGS PER SHARE
      The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three years in the period ended December 31, 2004 (dollars in thousands, except per share data).

	Year Ended December 31,

	2004	2003	2002

WEIGHTED AVERAGE SHARES
Average Shares Outstanding	45,015,205	42,430,380	42,256,330
Unvested Restricted Stock Shares	(1,308,677)	(1,287,761)	(1,554,814)

Weighted Average Shares — Basic	43,706,528	41,142,619	40,701,516

Weighted Average Shares — Basic	43,706,528	41,142,619	40,701,516
Dilutive effect of Restricted Stock Shares	867,671	646,722	694,244
Dilutive effect of Employee Stock Purchase Plan	53,276	50,847	92,020

Weighted Average Shares — Diluted	44,627,475	41,840,188	41,487,780

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS
Income from Continuing Operations	$49,750	$52,713	$47,048
Preferred Stock Dividend	0	0	(5,559)

Income from Continuing Operations	$49,750	$52,713	$41,489
Discontinued Operations	5,783	7,689	15,335

Net income	$55,533	$60,402	$56,824

BASIC EARNINGS PER COMMON SHARE
Income from Continuing Operations per common share	$1.14	$1.28	$1.02
Discontinued Operations per common share	0.13	0.19	0.38

Net income per common share	$1.27	$1.47	$1.40

DILUTED EARNINGS PER COMMON SHARE
Income from Continuing Operations per common share	$1.11	$1.26	$1.00
Discontinued Operations per common share	0.13	0.18	0.37

Net income per common share	$1.24	$1.44	$1.37

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	COMMITMENTS AND CONTINGENCIES

Construction in Progress
      As of December 31, 2004, the Company had a net investment of approximately $12.5 million in one development in progress, which has a total remaining funding commitment of approximately $11.4 million. The Company received the certificate of substantial completion during the second quarter of 2005 and is proceeding with construction of tenant improvements. The Company also has an investment of $6.3 million in a land parcel in Hawaii. The Company anticipates it will begin construction during 2006 on a medical office building on the land.
      The Company also has various tenant improvement obligations related to its operating properties with remaining commitments totaling approximately $7.7 million as of December 31, 2004. The Company anticipates that the majority of these amounts will be funded during 2005.
     Operating Leases
      As of December 31, 2004, the Company was making payments under operating lease agreements relating to two office leases, one automobile lease, and ground leases related to 31 properties the Company owns. Rental expense relating to operating leases for the years ended December 31, 2004, 2003, and 2002 was $2.7 million, $1.4 million, and $1.5 million, respectively. The Company’s future minimum lease payments for its operating leases as of December 31, 2004 are as follows (in thousands):

2005	$3,110
2006	3,178
2007	3,219
2008	3,267
2009	3,376
2010 and thereafter	238,788

$254,938

     Legal Proceedings
      On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October, 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified compensatory and punitive damages. There is currently a stay on discovery in the case that is expected to be in effect through the remainder of 2005. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
      The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	OTHER DATA (Unaudited)
     Taxable Income
      The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders.
      As a REIT, the Company generally will not be subject to federal income tax on taxable income it distributes currently to its stockholders. Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Financial Statements. If the Company fails to qualify as a REIT, for any taxable year, then it will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise tax on its undistributed taxable income.
      Earnings and profits, the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income because of different depreciation recovery periods and methods, and other items.
      The following table reconciles the Company’s consolidated net income to taxable income for the three years ended December 31, 2004 (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net income	$55,533	$60,402	$62,383
Depreciation and amortization	12,189	7,815	7,799
Gain or loss on disposition of depreciable assets	668	83	12,473
Straight-line rent	(1,570)	(2,265)	(2,661)
Other	3,990	(8,782)	13,986

	15,277	(3,149)	31,597

Taxable income(1)	$70,810	$57,253	$93,980

(1)	Before REIT dividend paid deduction

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Characterization of Distributions
      Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s Common and Preferred Shares for the three years ended December 31, 2004, 2003 and 2002.

	December 31,

	2004		2003		2002

	(per share)%		(per share)%		(per share)%

Common Shares:
Ordinary Income	$1.63	63.78%	$1.42	57.48%	$1.88	78.84%
Return of Capital	0.92	36.22%	1.05	42.52%	0.17	7.00%
20% Capital Gain	—	—	—	—	0.05	1.85%
Unrecaptured section 1250 gain	—	—	—	—	0.14	5.98%
Qualified 5 year Capital gain	—	—	—	—	0.15	6.33%

Common Shares distributions	$2.55	100.00%	$2.47	100.00%	$2.39	100.00%

Preferred Shares:
Ordinary Income	—	—	—	—	$1.60	86.22%
20% Capital Gain	—	—	—	—	0.03	1.80%
Unrecaptured section 1250 gain	—	—	—	—	0.11	5.82%
Qualified 5 year capital gain	—	—	—	—	0.11	6.16%

Preferred Shares distributions	—	—	—	—	$1.85	100.00%

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying amounts of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value as of December 31, 2004 and 2003 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses as of December 31, 2004 and 2003, based on the Company’s current interest rates for similar types of borrowing arrangements. The carrying amount of the Company’s notes and bonds payable as of December 31, 2004 and 2003 was approximately $9.3 million and $26.5 million less than the fair value, respectively. The carrying amount of the Company’s mortgage notes receivable as of December 31, 2004 and 2003 was approximately $6.1 million and $13.2 million less than the fair value, respectively. The carrying amount of the Company’s notes receivable as of December 31, 2004 and 2003 was approximately $0.7 million and $1.3 million more than the fair value, respectively.

15.	SUBSEQUENT EVENTS
      On January 25, 2005, the Company declared an increase in its quarterly common stock dividend from $0.645 per share ($2.58 annualized) to $0.650 per share ($2.60 annualized) payable to shareholders of record on February 14, 2005. This dividend was paid on March 3, 2005.
      On April 26, 2005, the Company declared an increase in its quarterly common stock dividend from $0.650 per share ($2.60 annualized) to $0.655 per share ($2.62 annualized) payable to shareholders of record on May 16, 2005. This dividend was paid on June 2, 2005.
      On July 26, 2005, the Company declared an increase in its quarterly common stock dividend from $0.655 per share ($2.62 annualized) to $0.660 per share ($2.64 annualized) payable to shareholders of record on August 15, 2005. This dividend was paid on September 1, 2005.

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 3, 2005, the Company declared its quarterly common stock dividend in the amount of $0.660 per share ($2.64 annualized) payable on December 2, 2005 to shareholders of record on November 17, 2005.
      On January 18, 2005, a senior living operator purchased nine of the ten properties it leased from the Company producing net sales proceeds to the Company totaling $58.9 million, including the repayment of certain receivables, and purchased the tenth property in May 2005 producing net proceeds to the Company totaling $12.1 million, including the repayment of certain receivables. The ten properties covered by the purchase options exercised by this operator comprise approximately $74.9 million ($61.2 million, net) of the Company’s real estate properties and accounted for approximately 3.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $6.1 million in the first quarter of 2005 from the sale of the nine properties and recognized a gain of approximately $1.2 million from the sale of the tenth property in the second quarter of 2005.
      On April 20, 2005, a second senior living operator purchased five properties it leased from the Company producing net sales proceeds to the Company totaling $53.2 million, including the repayment of certain receivables. The five properties covered by the purchase options exercised by this operator comprise approximately $50.3 million ($42.1 million, net) of the Company’s real estate assets and accounted for approximately 2.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $0.2 million from the sale of the five properties.
      As of September 30, 2005, the Company had reinvested all of the proceeds from the two purchase transactions discussed in the preceding paragraphs by acquiring approximately $128.7 million of new properties or mortgages. However, since the proceeds were not reinvested immediately, net income for 2005 may be negatively impacted.
      On September 29, 2005, a sponsor under a property operating agreement gave notice to the Company of its intent to purchase three properties under property operating agreements with the Company with a target closing date in December 2005. The three properties covered by the purchase options exercised by this operator comprised approximately $9.7 million ($8.2 million, net) of the Company’s real estate properties and accounted for approximately 0.6% of the Company’s revenues for the year ended December 31, 2004. The Company expects to recognize a gain from the sale of these properties.
      On November 15, 2005, a lessee gave notice to the Company of its intent to purchase, during the second quarter of 2006, a medical office building it leases from the Company under a master lease agreement. Based on the master lease agreement, the lessee’s purchase price will be equal to the fair market value of the property, to be determined by an appraisal process specified in the master lease. The property comprised approximately $16.4 million ($13.8 million, net) of the Company’s real estate properties at December 31, 2004 and accounted for approximately 1.1% of the Company’s revenues for the year ended December 31, 2004. The Company believes it will recognize a gain on the transaction.
      In late August 2005, Hurricane Katrina struck the gulf coast region of the United States causing widespread flooding in New Orleans, Louisiana, where the Company owns two multi-story medical office buildings representing a total gross investment of $11.7 million, with a net investment of $10.1 million as of September 30, 2005. These buildings sustained flood damage to the first floor and wind damage. Based on communications with the Company’s insurance carriers and the restoration contractor, preliminary indications are that the two buildings sustained damage from wind and flood of up to $4.0 million. Based on these preliminary estimates, during the third quarter of 2005 the Company recorded a loss of $2.7 million. We are not currently receiving rental income from building tenants, though our property insurance provides coverage for business interruption for a period of up to one year. In addition, the buildings are supported by Property Operating Agreements, which guarantee a net return to the Company of at least $1.2 million per year through 2018. We believe the Property Operating Agreement sponsor is

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
solvent and its income and assets are not dependent upon the operations of the adjoining hospital, which has not yet re-opened. The Company has no reason to believe that the sponsor cannot honor its obligations under the POA and, therefore, has no reason to believe that the properties are impaired. None of the other hurricanes that struck the United States during the 2005 hurricane season caused any significant damage to any of the Company’s other properties.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
      Quarterly financial information for the years ended December 31, 2004 and 2003 is summarized below (dollars in thousands, except per share data). As previously reported, quarterly amounts include the reclassifications discussed in Note 1. The quarterly information has also been restated to adjust for the items discussed in Note 2.

		Restatement Adjustments
	As
	Previously	Discontinued		As
First quarter 2004	Reported	Operations	Other	Restated

Total revenue	$52,203	$(2,558)	$889	$50,534
Income from continuing operations	$17,812	$(1,977)	$(2,994)	$12,841
Discontinued operations	$0	$1,977	$0	$1,977
Net income	$17,812	$0	$(2,994)	$14,818
Income from continuing operations per common share — Basic	$0.43	$(0.05)	$(0.07)	$0.31
Discontinued operations per common share — Basic	$0.00	$0.05	$0.00	$0.05
Net income per common share — Basic	$0.43	$0.00	$(0.07)	$0.36
Income from continuing operations per common share — Diluted	$0.42	$(0.05)	$(0.07)	$0.30
Discontinued operations per common share — Diluted	$0.00	$0.05	$0.00	$0.05
Net income per common share — Diluted	$0.42	$0.00	$(0.07)	$0.35

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Restatement Adjustments
	As
	Previously	Discontinued		As
	Reported	Operations	Other	Restated

Second quarter 2004
Total revenue	$56,540	$(1,771)	$2,949	$57,718
Income from continuing operations	$15,625	$(1,230)	$(1,409)	$12,986
Discontinued operations	$0	$1,230	$0	$1,230
Net income	$15,625	$0	$(1,409)	$14,216
Income from continuing operations per common share — Basic	$0.37	$(0.03)	$(0.03)	$0.31
Discontinued operations per common share — Basic	$0.00	$0.03	$0.00	$0.03
Net income per common share — Basic	$0.37	$0.00	$(0.03)	$0.34
Income from continuing operations per common share — Diluted	$0.37	$(0.03)	$(0.04)	$0.30
Discontinued operations per common share — Diluted	$0.00	$0.03	$0.00	$0.03
Net income per common share — Diluted	$0.37	$0.00	$(0.04)	$0.33

Third quarter 2004
Total revenue	$61,850	$(2,056)	$2,056	$61,850
Income from continuing operations	$13,938	$(1,510)	$919	$13,347
Discontinued operations	$0	$1,510	$0	$1,510
Net income	$13,938	$0	$919	$14,857
Income from continuing operations per common share — Basic	$0.31	$(0.03)	$0.02	$0.30
Discontinued operations per common share — Basic	$0.00	$0.03	$0.00	$0.03
Net income per common share — Basic	$0.31	$0.00	$0.02	$0.33
Income from continuing operations per common share — Diluted	$0.31	$(0.03)	$0.01	$0.29
Discontinued operations per common share — Diluted	$0.00	$0.03	$0.00	$0.03
Net income per common share — Diluted	$0.31	$0.00	$0.01	$0.32

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Restatement Adjustments
	As
	Previously	Discontinued		As
	Reported	Operations	Other	Restated

Fourth quarter 2004
Total revenue	$62,942	$0	$1,025	$63,967
Income from continuing operations	$14,987	$0	$(4,411)	$10,576
Discontinued operations	$1,066	$0	$0	$1,066
Net income	$16,053	$0	$(4,411)	$11,642
Income from continuing operations per common share — Basic	$0.32	$0.00	$(0.09)	$0.23
Discontinued operations per common share — Basic	$0.03	$0.00	$(0.01)	$0.02
Net income per common share — Basic	$0.35	$0.00	$(0.10)	$0.25
Income from continuing operations per common share — Diluted	$0.32	$0.00	$(0.10)	$0.22
Discontinued operations per common share — Diluted	$0.02	$0.00	$0.01	$0.03
Net income per common share — Diluted	$0.34	$0.00	$(0.09)	$0.25

First quarter 2003
Total revenue	$47,021	$(2,904)	$(233)	$43,884
Income from continuing operations	$18,104	$(1,584)	$(1,017)	$15,503
Discontinued operations	$464	$1,584	$0	$2,048
Net income	$18,568	$0	$(1,017)	$17,551
Income from continuing operations per common share — Basic	$0.44	$(0.04)	$(0.02)	$0.38
Discontinued operations per common share — Basic	$0.01	$0.04	$0.00	$0.05
Net income per common share — Basic	$0.45	$0.00	$(0.02)	$0.43
Income from continuing operations per common share — Diluted	$0.44	$(0.04)	$(0.03)	$0.37
Discontinued operations per common share — Diluted	$0.01	$0.04	$0.00	$0.05
Net income per common share — Diluted	$0.45	$0.00	$(0.03)	$0.42

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Restatement Adjustments
	As
	Previously	Discontinued		As
	Reported	Operations	Other	Restated

Second quarter 2003
Total revenue	$46,975	$(3,238)	$880	$44,617
Income from continuing operations	$16,403	$(1,589)	$(3,197)	$11,617
Discontinued operations	$1,231	$1,589	$0	$2,820
Net income	$17,634	$0	$(3,197)	$14,437
Income from continuing operations per common share — Basic	$0.40	$(0.04)	$(0.08)	$0.28
Discontinued operations per common share — Basic	$0.03	$0.04	$0.00	$0.07
Net income per common share — Basic	$0.43	$0.00	$(0.08)	$0.35
Income from continuing operations per common share — Diluted	$0.39	$(0.04)	$(0.07)	$0.28
Discontinued operations per common share — Diluted	$0.03	$0.04	$0.00	$0.07
Net income per common share — Diluted	$0.42	$0.00	$(0.07)	$0.35

Third quarter 2003
Total revenue	$48,076	$(3,212)	$2,713	$47,577
Income from continuing operations	$17,429	$(1,601)	$(1,538)	$14,290
Discontinued operations	$20	$1,601	$0	$1,621
Net income	$17,449	$0	$(1,538)	$15,911
Income from continuing operations per common share — Basic	$0.42	$(0.04)	$(0.03)	$0.35
Discontinued operations per common share — Basic	$0.00	$0.04	$0.00	$0.04
Net income per common share — Basic	$0.42	$0.00	$(0.03)	$0.39
Income from continuing operations per common share — Diluted	$0.42	$(0.04)	$(0.04)	$0.34
Discontinued operations per common share — Diluted	$0.00	$0.04	$0.00	$0.04
Net income per common share — Diluted	$0.42	$0.00	$(0.04)	$0.38

Notes to
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Restatement Adjustments
	As
	Previously	Discontinued		As
	Reported	Operations	Other	Restated

Fourth quarter 2003
Total revenue	$48,774	$0	$(770)	$48,004
Income from continuing operations	$15,655	$0	$(4,352)	$11,303
Discontinued operations	$1,201	$0	$(1)	$1,200
Net income	$16,856	$0	$(4,353)	$12,503
Income from continuing operations per common share — Basic	$0.38	$0.00	$(0.11)	$0.27
Discontinued operations per common share — Basic	$0.02	$0.00	$0.01	$0.03
Net income per common share — Basic	$0.40	$0.00	$(0.10)	$0.30
Income from continuing operations per common share — Diluted	$0.37	$0.00	$(0.10)	$0.27
Discontinued operations per common share — Diluted	$0.03	$0.00	$(0.01)	$0.02
Net income per common share — Diluted	$0.40	$0.00	$(0.11)	$0.29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective for the reasons discussed in Management’s Report on Internal Control over Financial Reporting below.
Management’s Annual Report on Internal Control over Financial Reporting
      The management of Healthcare Realty Trust Incorporated (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, and concluded that certain controls of the Company were inadequate and the inadequacy constituted a material weakness in the Company’s design of these internal controls at December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified are further described below. Because of the material weaknesses identified below, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective. The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report immediately follows this report in Item 9A.
      Ineffective organizational structure — The Company’s organizational structure at December 31, 2004 did not support effective internal control over financial reporting. The Company has lacked a sufficient complement of trained finance and accounting personnel and at December 31, 2004 vacancies existed in key financial reporting and related oversight positions as the result of turnover and the reassignment of an individual’s function from financial reporting to compliance with section 404 of the Sarbanes-Oxley Act of

2002. This control deficiency contributed to the below listed material weaknesses in controls over financial reporting processes and over accounting for arrangements with non-standard terms. Additionally, this control deficiency could result in the misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected by the Company. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Ineffective control over financial reporting processes — As of December 31, 2004, the Company did not maintain effective control over its financial reporting process related to conclusions reached regarding the application of accounting principles generally accepted in the United States of America and over the accounting for and review and approval for certain financial statement accounts requiring significant judgment and estimates. The Company has lacked a sufficient complement of trained finance and accounting personnel which restricted the Company’s ability to properly analyze, select and apply generally accepted accounting principles and accurately report information. This ineffective control resulted in restatement of the Company’s 2004, 2003 and 2002 Consolidated Financial Statements. Specifically, the Company incorrectly accounted for the realization of certain accounts receivable involving parties other than the original contractual obligor; the Company incorrectly accounted for restricted stock measurement and amortization of restricted stock grants; and the Company did not properly identify and account for variable interests under the provisions of FASB Interpretation No. 46R. This control deficiency could result in accounting and reporting errors in financial statement accounts requiring significant judgment or other misstatements of the Company’s interim or annual consolidated financial statements that would not be prevented or detected, and accordingly, management has determined this control deficiency constitutes a material weakness.
      Ineffective control over accounting for transactions with non-standard terms — As of December 31, 2004, the Company did not maintain effective control over the accuracy of the accounting for transactions with non-standard terms. Specifically, the Company incorrectly capitalized costs related to construction contracts with one health system sponsor. This control deficiency resulted in a restatement to the Company’s 2003 and 2002 financial statements. This control deficiency could result in misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected, and accordingly, management has determined this control deficiency constitutes a material weakness.
      The Company has instituted effective improvements to internal controls over financial reporting, including identification of the need for additional personnel. On May 1, 2005, the Company hired a CPA with approximately 13 years of experience to fill the senior accounting manager vacancy and become the controller. In addition, the Company has hired a CPA with approximately 11 years of experience and was formerly an Audit Senior Manager with Ernst and Young LLP who will serve as the principal accounting officer. In the future, the principal accounting officer will ensure that each transaction will be reviewed in detail for compliance with all applicable accounting literature. Further, the function of the Company’s Investment Committee, which is comprised of the CEO, CFO, COO and General Counsel, has been expanded to include review and approval of restructurings, dispositions, and other significant transactions. This Committee meets regularly, analyzes and approves or disapproves the relevant transactions. The Committee considers whether the transactions fit the investment parameters and financial objectives of the Company. The Principal Accounting Officer will be a member of this Committee to further ensure that accounting expertise is applied to such transactions.
      Management has excluded from its assessment of the effectiveness of internal control over financial reporting the internal control over financial reporting of the VIEs required to be consolidated with the Company under the provisions of FIN 46R during 2004. Since it does not have the contractual right, authority or ability, in practice, to assess the internal controls over financial reporting of the VIEs, nor does it have the ability to dictate or modify those controls, management has concluded it is unable to assess the effectiveness of the internal control over financial reporting of the VIEs. As of and for the year ended December 31, 2004, 0.18% and 6.4% of the Company’s assets and total revenues, respectively, related to the variable interest entities.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Healthcare Realty Trust Incorporated
Nashville, Tennessee
      We were engaged to audit management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Healthcare Realty Trust Incorporated did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses described below, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Healthcare Realty Trust Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
      Our engagement to audit management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, commenced subsequent to December 31, 2004. As a result, we were unable to obtain sufficient contemporaneous evidence necessary to express an opinion on management’s assessment and on the effectiveness of internal control over financial reporting.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.
      Ineffective organizational structure — The Company’s organizational structure at December 31, 2004 did not support effective internal control over financial reporting. The Company has lacked a sufficient complement of trained finance and accounting personnel and at December 31, 2004 vacancies existed in key financial reporting and related oversight positions as the result of turnover and the reassignment of employees from financial reporting to other roles within the Company. This control deficiency contributed to the below listed material weaknesses in controls over financial reporting processes and over accounting for arrangements with non-standard terms. Additionally, this control deficiency could result in the misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected by the Company. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
      Ineffective control over financial reporting processes — As of December 31, 2004, the Company did not maintain effective control over its financial reporting process related to conclusions reached regarding the application of accounting principles generally accepted in the United States of America and over the accounting for certain financial statement accounts requiring significant judgment and estimates. The Company has lacked a sufficient complement of trained finance and accounting personnel which restricted the Company’s ability to properly analyze, select and apply generally accepted accounting principles and accurately report information. This ineffective control resulted in restatement of the Company’s 2004, 2003 and 2002 consolidated financial statements. Specifically, the Company incorrectly accounted for the realization of certain accounts receivable involving parties other than the original contractual obligor; the Company incorrectly accounted for restricted stock measurement and amortization of restricted stock grants; and the Company did not properly identify and account for variable interests under the provisions of FASB Interpretation No. 46R. This control deficiency could result in accounting and reporting errors in financial statement accounts requiring significant judgment or other misstatements of the Company’s interim or annual consolidated financial statements that would not be prevented or detected, and accordingly, the Company’s management has determined this control deficiency constitutes a material weakness.
      Ineffective control over accounting for transactions with non-standard terms — As of December 31, 2004, the Company did not maintain effective control over the accuracy of the accounting for transactions with non-standard terms. Specifically, the Company incorrectly capitalized costs related to construction contracts with one health system sponsor. This control deficiency resulted in a restatement to the Company’s 2003 and 2002 financial statements. This control deficiency could result in misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected, and accordingly, the Company’s management has determined this control deficiency constitutes a material weakness.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Since sufficient contemporaneous evidence was not available, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.
      We do not express an opinion or any other form of assurance on management’s statements regarding corrective action taken by the Company after December 31, 2004.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Healthcare Realty Trust Incorporated as of December 31, 2004 and 2003 and for the three-year period ended December 31, 2004, and our report dated November 23, 2005 expressed an unqualified opinion on these consolidated financial statements.

/s/ BDO Seidman, LLP
Memphis, Tennessee
November 23, 2005

Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      The Board of Directors is divided into three classes having three-year terms that expire in successive years. The current three-year term of each director expires at the next applicable annual meeting of shareholders set forth below.

Class 3 Directors — 2005:

			Director
Name	Age	Principal Occupation	Since

David R. Emery	60	Chairman of the Board of Directors and Chief Executive Officer of Healthcare Realty Trust Incorporated	1993
Batey M. Gresham, Jr.	70	Founder/Principal, Gresham, Smith & Partners (architects), Nashville, Tennessee	1993
Dan S. Wilford	64	Retired since November 1, 2002; previously President and Chief Executive Officer, Memorial Hermann Healthcare System (hospital system), Houston, Texas; also a director of Sanders Morris Harris Group (investment firm), Houston, Texas and Southern National Bank of Texas, Houston, Texas	2002

Class 1 Directors — 2006:

Bruce D. Sullivan (resigned from the Board of Directors effective April 27, 2005 and was reappointed on June 23, 2005)	64	Retired since October 2001; was managing partner of Nashville office of Ernst & Young, LLP from October 1998 until retirement	2004
Charles Raymond Fernandez, M.D.	61	Chief Executive Officer and Chief Medical Officer, Piedmont Clinic, Atlanta, Georgia since November, 1999	1993
Errol L. Biggs, Ph.D.	64	Director, Center for Health Administration and Director, Programs in Health Administration, University of Colorado; President, Biggs & Associates (consulting company), Castle Rock, Colorado	1993

Class 2 Directors — 2007:

			Director
Name	Age	Principal Occupation	Since

Marliese E. Mooney	75	Independent healthcare consultant, Fort Myers, Florida	1993
Edwin B. Morris III	65	Managing Director, Morris & Morse Company, Inc. (real estate financial consulting firm), Boston, Massachusetts	1993
John Knox Singleton	56	President and Chief Executive Officer, Inova Health Systems, Falls Church, Virginia; also a director of Washington Mutual Investors Fund (mutual fund), Washington, D.C. and a director of JPMorgan Value Opportunities Fund (mutual fund), Washington, D.C.	1993
Except as indicated, each of the directors has had the principal occupation indicated for more than five years.
Committee Membership
      The Board of Directors has an Audit Committee, Compensation Committee and Corporate Governance Committee. The Board of Directors has adopted written charters for each committee, which are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any shareholder who requests a copy.
      All committee members are non-employee, independent directors, except David R. Emery, the Chairman of the Board and Chief Executive Officer of the Company. The following table sets forth the current members of the committees:

Corporate
Name	Executive		Governance		Audit		Compensation

Errol L. Biggs, Ph.D			X		X
David R. Emery	(X	)
Charles Raymond Fernandez, M.D.					X
Batey M. Gresham, Jr.			X				X
Marliese E. Mooney					X
Edwin B. Morris III							(X	)
John Knox Singleton	X						X
Dan S. Wilford	X		(X	)
Bruce D. Sullivan					(X	)

()	Chairman, and in the case of the Audit Committee, the audit committee financial expert
Code of Ethics
      The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics is posted on the Company’s website (www.healthcarerealty.com) and is available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Investor Relations: Healthcare Realty Trust Incorporated, 3310 West End Avenue, Suite 700, Nashville, Tennessee 37203. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of

Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.
Committee Duties

Executive Committee	No meetings in 2004

•	Acts on behalf of the Board of Directors on all matters concerning the management and conduct of the business and affairs of the Company, except those matters that cannot by law be delegated by the Board.

Corporate Governance Committee	4 meetings in 2004

•	Reviews and implements the Corporate Governance Committee charter and reports to the Board.

•	Develops and implements policies and practices relating to corporate governance.

•	Monitors implementation of the Company’s Corporate Governance Principles.

•	Develops criteria for selection of members of the Board.

•	Seeks individuals qualified to become Board members for recommendation to the Board.

•	Evaluates the performance of individual directors.

Audit Committee	8 meetings in 2004

•	Reviews and implements the Audit Committee charter and reports to the Board.

•	Selects the Company’s independent audit firm (whose duty it is to audit the books and accounts and internal control over financial reporting of the Company and its subsidiaries for the fiscal year in which it is appointed) and has the sole authority and responsibility to approve all audit and audit-related fees and terms, as well as all significant permitted non-audit services by the Company’s independent auditors.

•	Meets with the auditors and management of the Company to review and discuss the scope of the audit and all significant matters related to the audit.

•	Reviews the adequacy and effectiveness of the Company’s internal controls regarding accounting and financial matters.

•	Reviews the financial statements and discusses them with management and the independent auditors.

•	Reviews and discusses policies with respect to risk assessment and risk management and the steps management has taken to monitor and control the Company’s major financial risk exposure.

•	Reviews and discusses with management the Company’s earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies.

Compensation Committee	4 meetings in 2004

•	Reviews and implements the Compensation Committee charter and reports to the Board.

•	Establishes a general compensation policy for the Company and approves increases in directors’ fees and salaries paid to officers and senior employees earning an annual base salary in excess of $200,000.

•	Administers all of the Company’s employee benefit plans, including any stock option and restricted stock plans, bonus plans, retirement plans, stock purchase plans and medical, dental and insurance plans.

•	Determines, subject to the provisions of the Company’s plans, the directors, officers and employees of the Company eligible to participate in any of the plans, the extent of such participation and the terms and conditions under which benefits may be vested, received or exercised.

•	Annually reviews and approves corporate goals and objectives relevant to the compensation of the Company’s executive officers and key employees.

•	Gives consideration to the development and succession of senior executive officers and considers potential successors to the Chief Executive Officer.
Executive Officers
      The executive officers of the Company are:

Name	Age	Position

David R. Emery	60	Chairman of the Board & Chief Executive Officer
Scott W. Holmes	51	Senior Vice President & Chief Financial Officer
J. D. Carter Steele	56	Senior Vice President & Chief Operating Officer
John M. Bryant, Jr.	38	Senior Vice President & General Counsel
      Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for more than 35 years.
      Mr. Holmes is a licensed CPA and has served as the Chief Financial Officer since January 1, 2003 and was the Senior Vice President — Financial Reporting (principal accounting officer) from October 1998 until January 1, 2003. Prior to joining the Company, Mr. Holmes was Vice President — Finance and Data Services at Trigon HealthCare, Inc. Mr. Holmes was an audit senior manager with Ernst & Young, LLP for more than 13 years and has considerable audit and financial reporting experience relating to public companies.
      Mr. Steele has served as the Chief Operating Officer since January 1, 2003 and has held senior management positions relating to asset administration of the Company since May 1997. He serves as a point of contact for all issues related to equity investment, due diligence advisory services and property management. Mr. Steele has over 20 years experience in structuring and executing real estate transactions. Mr. Steele is a former partner with the commercial real estate brokerage firm McWilliams & Steele in Nashville, Tennessee.
      Mr. Bryant became the Company’s Senior Vice President and General Counsel on November 1, 2003. From April 22, 2002 until November 1, 2003, Mr. Bryant was Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bryant was a shareholder with the law firm of Baker Donelson Bearman & Caldwell in Nashville, Tennessee.
Employment Contracts And Change-In-Control Arrangements

David R. Emery
      Mr. Emery’s employment agreement, pursuant to which he serves as Chairman, President and Chief Executive Officer of the Company, has a one-year term that is automatically extended on January 1 of each year for an additional year. Under this agreement, Mr. Emery receives a 2005 base salary of $484,172 (which includes a cost of living adjustment) and annual increases at the discretion of the Compensation Committee of the Board of Directors, and is entitled to participate in the Company’s restricted stock plan and all other benefit programs generally available to executive officers of the Company. Mr. Emery is also entitled to receive an annual bonus at the discretion of the Compensation Committee in accordance with the Company’s 2003 Restricted Stock Incentive Plan.
      If Mr. Emery’s employment agreement is terminated for any reason other than for cause or upon Mr. Emery’s voluntary termination, he is entitled to receive his unpaid salary, earned bonus, vested, released, granted, or reserved stock awards, vested deferred compensation (other than plan benefits which will be paid in accordance with the applicable plan), and other benefits accrued through the date of termination. In addition, Mr. Emery will receive as severance compensation his base salary for a period of three years following the date of termination and an amount equal to twice his average annual bonus during the two years immediately preceding his termination. Mr. Emery may elect to receive a lump sum severance amount equal to the present value of such severance payments (using a discount rate equal to the 90-day treasury bill interest rate in effect on the date of delivery of such election notice).
      If a “change-in-control” (as defined in the employment agreement) occurs, Mr. Emery may terminate his agreement and receive his accrued base salary and other benefits described above through the remaining term of the agreement and an amount equal to three times his average annual bonus during the two years immediately preceding the termination. Mr. Emery may elect to receive from the Company the present value of such payments as a lump sum severance payment (calculated as provided above), which may not be less than three times his base salary. In such event, Mr. Emery is entitled to receive a tax gross-up payment as compensation for any excise tax imposed by Section 280(g) of the Internal Revenue Code which would be required to be paid.
      The Company may terminate Mr. Emery’s agreement for “cause,” which is defined to include acts of dishonesty on Mr. Emery’s part constituting a felony which have resulted in material injury to the Company and which is intended to result directly or indirectly in substantial gain or personal enrichment to Mr. Emery at the expense of the Company, or Mr. Emery’s material, substantial and willful breach of the employment agreement which has resulted in material injury to the Company. In the event of Mr. Emery’s termination for cause, he shall receive all accrued salary, earned bonus compensation, vested deferred compensation (other than plan benefits which will be payable in accordance with the applicable plan), and other benefits through the date of termination, but shall receive no other severance benefits.
      Mr. Emery’s agreement may also be terminated if Mr. Emery dies or becomes disabled and his disability continues for a period of 12 consecutive months. In the event of termination of the employment agreement because of Mr. Emery’s death or disability, Mr. Emery (or his estate) shall receive his unpaid salary, earned bonus, vested, released, granted or reserved stock awards, vested deferred compensation (other than plan benefits which will be paid in accordance with the applicable plan) and other benefits through the date of termination, but no additional severance except that, if Mr. Emery becomes disabled, the Company will maintain his insurance benefits for the remaining term of his employment agreement.
      The Company has agreed to indemnify Mr. Emery for certain liabilities arising from actions taken within the scope of his employment. Mr. Emery’s employment agreement contains restrictive covenants pursuant to which Mr. Emery has agreed not to compete with the Company during the period of Mr. Emery’s employment and any period following termination of his employment during which he is receiving severance payments except in the event of a change-in-control of the Company.

Other Executive Officers
      The Company’s other executive officers — Scott W. Holmes, Senior Vice President and Chief Financial Officer; J.D. Carter Steele, Senior Vice President and Chief Operating Officer; and John M. Bryant, Jr., Senior Vice President and General Counsel — have employment agreements with the Company. Each of the three employment agreements is similar in scope except for the 2005 base cash salary, net of deferred compensation amounts — $215,678 for Mr. Holmes; $237,077 for Mr. Steele; and $215,600 for Mr. Bryant. Each agreement has a one-year term that is automatically extended on January 1 of each year for an additional year. Under each agreement, the employee receives a base salary (which includes a cost of living adjustment) and annual increases at the discretion of the Compensation

Committee of the Board of Directors, and is entitled to participate in the Company’s restricted stock plan and all other benefit programs generally available to executive officers of the Company.
      If an employment agreement is terminated for any reason other than for cause or upon the employee’s voluntary termination, he is entitled to receive his unpaid salary, earned bonus, vested, released, granted, or reserved stock awards, vested deferred compensation (other than plan benefits which will be paid in accordance with the applicable plan), and other benefits through the date of termination. In addition, the employee will receive as severance compensation his base salary for a period of 18 months following the date of termination and an amount equal to twice his average annual bonus during the two years immediately preceding his termination.
      If a “change-in-control” (as defined in the employment agreement) occurs, the employee may terminate his agreement and receive his accrued base salary and other benefits described above through the termination date, an amount equal to 1.5 times his base salary through the remaining term of the agreement, and an amount equal to two times his average annual bonus during the two years immediately preceding the termination. Each employee may elect to receive from the Company the present value of such payment (calculated in the same manner as for Mr. Emery) as a lump sum severance payment, which may not be less than 1.5 times the base salary. In such event, the employee is entitled to receive a tax gross-up payment as compensation for any excise tax imposed by Section 280(g) of the Internal Revenue Code which would be required to be paid.
      The Company may terminate the employee’s agreement for “cause,” which is defined to include material, substantial and willful dishonesty towards, fraud upon, or deliberate injury or attempted injury to, the Company or the employee’s material, substantial and willful breach of the employment agreement which has resulted in material injury to the Company. In the event of the employee’s termination for cause, he shall receive all accrued salary, earned bonus compensation, vested deferred compensation (other than plan benefits which will be payable in accordance with the applicable plan), and other benefits through the date of termination, but shall receive no other severance benefits.
      Each agreement may also be terminated if the employee dies or becomes disabled and his disability continues for a period of 12 consecutive months. In the event of termination of the employment agreement because of the employee’s death or disability, the employee (or his estate) shall receive his unpaid salary, earned bonus, vested, released, granted or reserved stock awards, vested deferred compensation (other than plan benefits which will be paid in accordance with the applicable plan) and other benefits through the date of termination, but no additional severance except that, if the employee becomes disabled, the Company will maintain his insurance benefits for the remaining term of his employment agreement.
      The Company has agreed to indemnify each of the employees for certain liabilities arising from actions taken within the scope of his employment. Each employment agreement contains restrictive covenants pursuant to which such employee has agreed not to compete with the Company during the period of employment and any period following termination of his employment during which he is receiving severance payments except in the event of a change-in-control of the Company.
Compensation Committee Interlocks And Insider Participation
      During 2004, the members of the Compensation Committee of the Board of Directors were Edwin B. Morris III (Chairman), Batey M. Gresham, Jr. and John Knox Singleton. There are no interlocks among the members of the Compensation Committee.
Code of Ethics
      The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics is posted on the Company’s website (www.healthcarerealty.com) and available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Investor Relations: Healthcare Realty Trust Incorporated, 3310 West End Avenue, Suite 700, Nashville, Tennessee 37203. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on its website.
Section 16(a) Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. These officers, directors and greater than 10% shareholders of the Company are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. There are specific due dates for these reports and the Company is required to report in this annual filing any failure to file reports as required during 2004.
      Based upon a review of these filings and written representations from the Company’s directors and executive officers, the Company believes that all reports required to be filed with the SEC by Section 16(a) during the most recent fiscal year have been timely filed.

Item 11.	Executive Compensation
Summary Compensation Table
      The following table reflects the compensation of the Named Executive Officers:

				Long-Term Compensation
	Annual
	Compensation(1)				Securities
				Restricted Stock	Underlying
Name and Principal Position	Year	Salary	Bonus	Awards(2)	Options/SARs

David R. Emery	2004	$468,251	0	$4,433,625	0
Chairman of the Board and	2003	$461,331	0	$3,016,125	0
Chief Executive Officer	2002	$450,079	0	$4,800,938	0
Scott W. Holmes	2004	$204,680	0	$196,000	0
Senior Vice President and	2003	$161,017	0	$44,570	0
Chief Financial Officer	2002	$154,365	0	$4,385	0
J. D. Carter Steele	2004	$241,747	0	$170,309	0
Senior Vice President and	2003	$192,688	0	$53,318	0
Chief Operating Officer	2002	$166,203	0	$5,248	0
John M. Bryant, Jr.	2004	$192,000	0	$96,025	0
Senior Vice President and	2003	$137,700	0	$38,114	0
General Counsel	2002	$96,417	0	$3,750	0

(1)	In addition to the amounts shown on the table, the Company also provides up to $45,000 in annual compensation in the form of perquisites to each executive officer, but not more than 10% of each officer’s compensation.

(2)	Each of the Named Executive Officers received restricted shares of Common Stock (a) in lieu of certain annual cash compensation, and/or (b) pursuant to long-term incentive awards. The shares were issued based upon attainment of specified target objectives, and the shares will fully vest without restriction if the executives remain employees of the Company for the specified periods. During the restricted period, holders may vote the shares and receive all dividends thereon. The following table sets forth certain information concerning such restricted stock issuances. The stock values indicated in the table do not reflect any diminution of value attributable to the restrictions on such shares.

		Shares				Shares						Number
		Issued in	Stock	Stock		Issued	Weighted					of all
		Lieu of	Price at	Value at		Pursuant to	Average					Restricted	Value of all
		Annual	End of	End of	Years	Long-Term	Stock Price				Years	Shares	Restricted
		Cash	Grant	Grant	to	Incentive	at Grant		Stock Value		to	Held at	Shares Held at
Executive	Year	Comp.	Year	Year(1)	Vest	Awards(3)	Date		at Grant Date		Vest	Year End	Year End(2)

David R. Emery	2004	0	—	$0	—	112,500		$39.410		$4,433,625	12	813,680	$33,116,776
	2003	0	—	$0	—	112,500		$26.810		$3,016,125	12	701,180	$—
	2002	0	—	$0	—	168,750		$28.450		$4,800,938	12	588,680	$—
Scott W. Holmes	2004	5,256	$40.70	$213,919	8	0	$		$			9,654	$392,918
	2003	918	$35.75	$32,819	3-8	580		$30.550		$17,719	10	4,398	$—
	2002	140	$29.25	$4,095	3	0	$		$		0	2,900	$—
J. D. Carter Steele	2004	4,663	$40.70	$189,784	8	0	$		$			9,277	$377,574
	2003	1,098	$35.75	$39,254	3-8	694		$30.550		$21,202	10	4,614	$—
	2002	168	$29.25	$4,914	3	0	$		$			2,822	$—
John M. Bryant, Jr.	2004	2,686	$40.70	$109,320	8	0	$		$			4,087	$166,341
	2003	785	$35.75	$28,064	3-8	496		$30.550		$15,153	10	1,401	$—
	2002	120	$29.25	$3,510	3	0	$		$			120	$—

(1)	Based upon the closing price of a share of Common Stock on the New York Stock Exchange, Inc. on December 31 of the grant year.

(2)	Based upon the closing price of a share of Common Stock on the New York Stock Exchange, Inc. on December 31, 2004 of $40.70.
Stock Option Grants
      The Company did not have any stock options or stock appreciation rights outstanding, granted or exercised during 2004 except under the Employee Stock Purchase Plan as disclosed in the table below.
Option/ SAR Grants in Last Fiscal Year

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise or Base		Value at Grant Date
Name	Granted (1)	Fiscal Year	Price (2)	Expiration Date	Market Price

David R. Emery	699	0.7%	$30.39	04-01-2006	$3,747
Scott W. Holmes	699	0.7%	$30.39	04-01-2006	$3,747
J. D. Carter Steele	699	0.7%	$30.39	04-01-2006	$3,747
John M. Bryant, Jr.	699	0.7%	$30.39	04-01-2006	$3,747

(1)	Share options were granted under the Company’s Employee Stock Purchase Plan of 2000.

(2)	In accordance with the terms of the Company’s Employee Stock Purchase Plan of 2000, the exercise price is calculated based upon 85% of the current market price on the date of option exercise, but not to exceed the maximum exercise price, which is defined as the original exercise price determined on the date of grant (i.e. $30.39 for 2004). The exercise price may fluctuate downward should the market price on the date of exercise fall below the market price at grant date of $35.75.
Aggregated Option/ SAR Exercises in Last Fiscal Year and FY-End Option/ SAR Values

			Number of Securities	Value of Unexercised In-the-
			Underlying Unexercised	Money Options/SAR’s at FY-
	Shares Acquired on		Options/SAR’s at FY-End	End Exercisable/
Name	Exercise	Value Realized	Exercisable/Un-exercisable	Un-exercisable (1)

David R. Emery	0	$0	1,553/0	$20,734
Scott W. Holmes	892	$16,859	1,553/0	$20,734
J. D. Carter Steele	0	$0	1,553/0	$20,734
John M. Bryant, Jr.	457	$8,153	699/0	$7,207

(1)	Aggregate market value used in determining exercisable option value is based on the closing price per share of $40.70 on December 31, 2004.
Pension or Retirement Plans
      The Company’s Executive Retirement Plan for certain officers is a defined benefit plan. The amount of a retiree’s pension is calculated using pay and years of service as an employee, rather than by the market value of the plan’s assets as in defined contribution plans.
      Upon retirement, a participant receives an annual pension from the plan equal to 60% of the participant’s Final Average Annual Compensation, as defined below, plus 6% for each year of (but not more than five years) service after age 60 (90% for retirement at age 65 with at least five years of service). Plan benefits are reduced by the participant’s primary Social Security benefits and Company contributions to the participant’s 401(k) plan. The annual pension benefit is payable to the participant’s spouse upon the participant’s death.
      The retirement benefit is adjusted annually to reflect changes in the Consumer Price Index. In addition, a participant may elect to take the retirement benefit in a lump-sum payment equal to the present value of the cash payments that would otherwise be paid to the participant. Such present value shall be determined as of the date of delivery of the notice of election and shall be based on a discount rate on 90-day U.S. Treasury bills, as reported in the Wall Street Journal (or similar publication).
      “Final Average Annual Compensation,” which is calculated as the average of the three highest, not necessarily consecutive, years’ earnings, is based upon a participant’s annual cash compensation (but not including cash bonuses for employees whose annual salary exceeds $200,000). The value of any restricted stock awards will not be included as Final Average Annual Compensation in determining the annual pension.
      The Compensation Committee selects eligible participants in the plan. The Compensation Committee has selected the following persons as the participants for this plan:

Years of Service
Name	As of December 31, 2004

David R. Emery	12
Roger O. West	10
Fredrick M. Langreck	12
Rita Hicks Todd	12

      The following table illustrates the annual pension benefits upon the normal retirement age of 65 calculated before any offset of the employee’s primary Social Security benefits or Company contributions to the participant’s 401(k) plan:
PENSION PLAN TABLE

	Years of Service

Final Average Annual Compensation	5	10	15	20

50,000	45,000	45,000	45,000	45,000
100,000	90,000	90,000	90,000	90,000
150,000	135,000	135,000	135,000	135,000
200,000	180,000	180,000	180,000	180,000
250,000	225,000	225,000	225,000	225,000
300,000	270,000	270,000	270,000	270,000
350,000	315,000	315,000	315,000	315,000
400,000	360,000	360,000	360,000	360,000
450,000	405,000	405,000	405,000	405,000
500,000	450,000	450,000	450,000	450,000
600,000	540,000	540,000	540,000	540,000
700,000	630,000	630,000	630,000	630,000
800,000	720,000	720,000	720,000	720,000
900,000	810,000	810,000	810,000	810,000
1,000,000	900,000	900,000	900,000	900,000
Deferred Compensation Plan
      The Company’s Non-Qualified Deferred Compensation Plan, which allowed eligible participants to defer and invest a portion of their compensation, was terminated effective December 31, 2004. The Company elected to terminate the plan due to increased administrative costs that were not justified by the low level of participation in the plan. The funds from the plan have been distributed to the participants. Under the plan, deferrals were credited to a participant’s investment account and invested in various securities designated by the Company and selected by the participants. Participants were 100% vested in their accounts. No matching funds were provided.
Employee Stock Purchase Plan
      The Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”) allows eligible employees of the Company and its subsidiaries to purchase shares of the Company’s Common Stock through regular payroll deductions and voluntary contributions at a price equal to the lesser of (i) 85% of the market price of the Company’s Common Stock on the first day of the grant year or (ii) 85% of the market price of the Company’s Common Stock on the purchase date. The Company has reserved 1,000,000 shares of Common Stock for issuance pursuant to the Purchase Plan, subject to adjustment resulting from (i) a stock dividend, split or combination, (ii) recapitalization or reclassification, (iii) a reorganization, merger or consolidation in which the Company is the surviving corporation or (iv) another similar change affecting the Company’s Common Stock. As of September 30, 2005, 271,440 shares had been issued to employees under the Purchase Plan and its predecessor plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth as of October 31, 2005 (June 30, 2005 with respect to Footnote 14) the beneficial ownership of the Company’s equity securities in accordance with Rule 13d-3 under the

Securities Exchange Act of 1934. This means that all Company securities over which the directors, nominees and executive officers directly or indirectly have or share voting or investment power are listed as beneficially owned.

			Percent of
	Common Shares		Common Shares
Name of Beneficial Owner	Beneficially Owned(1)		Beneficially Owned

David R. Emery	959,629	(2)(3)	2.01%
J. D. Carter Steele	20,026	(4)	*
Scott W. Holmes	19,041	(5)	*
John M. Bryant, Jr.	7,520	(6)	*
Charles Raymond Fernandez, M.D.	6,886	(7)	*
Errol L. Biggs, Ph.D.	2,871	(8)	*
Marliese E. Mooney	3,489	(9)	*
Edwin B. Morris III	3,148	(10)	*
John Knox Singleton	29,705	(10)(11)	*
Batey M. Gresham, Jr.	6,162	(10)	*
Bruce D. Sullivan	0	(12)	*
Dan S. Wilford	4,429	(13)	*
All executive officers and directors as a group (12 persons)	1,062,906		2.23%
Lord, Abbett & Co.	4,328,866	(14)	9.06%

*	Less than 1%

(1)	Pursuant to the rules of the Securities and Exchange Commission, restricted shares of Common Stock that the recipient does not have the ability to vote or to receive dividends on are not included.

(2)	Includes 143,352 shares owned by the Emery Family Limited Partnership and 1,448 shares owned by the Emery Family 1993 Irrevocable Trust. Mr. Emery is a limited partner of the partnership and a beneficiary of the trust, but has no voting or investment power with respect to the shares owned by such partnership or trust.

(3)	Includes 814,829 shares of restricted stock granted pursuant to the Company’s 1993 Employees Stock Incentive Plan and its 2003 Employees Restricted Stock Incentive Plan.

(4)	Includes 1,000 shares owned by Mr. Steele’s wife and 15,388 shares of restricted stock granted pursuant to the Company’s 1993 Employees Stock Incentive Plan and its 2003 Employees Restricted Stock Incentive Plan.

(5)	Includes 15,208 shares of restricted stock granted pursuant to the Company’s 1993 Employees Stock Incentive Plan and its 2003 Employees Restricted Stock Incentive Plan.

(6)	Includes 6,666 shares of restricted stock granted pursuant the Company’s 1993 Employees Stock Incentive Plan and its 2003 Employees Restricted Stock Incentive Plan.

(7)	Includes 2,616 shares of stock granted pursuant to the Company’s 1995 Restricted Stock Plan for Non-Employee Directors of which 300 are shares of restricted stock.

(8)	Includes 2,606 shares of stock granted pursuant to the Company’s 1995 Restricted Stock Plan for Non-Employee Directors of which 300 are shares of restricted stock.

(9)	Includes 2,489 shares of stock granted pursuant to the Company’s 1995 Restricted Stock Plan for Non-Employee Directors of which 300 are shares of restricted stock.

(10)	Includes 2,648 shares of stock granted pursuant to the Company’s 1995 Restricted Stock Plan for Non-Employee Directors of which 300 are shares of restricted stock.

(11)	Of these shares, 2,267 are held in trust by Mr. Singleton for the benefit of his minor children, 571 are held jointly with Peggy T. Singleton, Mr. Singleton’s wife, 8,821 shares are owned by Mr. Singleton’s wife, 13,460 are held by Mr. Singleton in a living trust, and 1,846 are owned in an IRA.

(12)	Mr. Sullivan resigned from the Board of Directors effective April 27, 2005 and was subsequently reappointed on June 23, 2005.

(13)	Includes 300 shares of stock granted under the Company’s 1995 Restricted Stock Plan for Non-Employee Directors, all of which are restricted.

(14)	As of June 30, 2005, Lord, Abbett & Co., an investment firm, located at 90 Hudson Street, Jersey City, New Jersey 07302, has reported that it possesses the sole power to vote and/or dispose of 4,328,866 shares of the Company’s Common Stock.

Item 13.	Certain Relationships and Related Transactions
      The architectural firm Gresham, Smith & Partners received fees of approximately $211,000 during 2003, $123,095 during 2004 and $157,180 through September 30, 2005, for services rendered to the Company. Batey M. Gresham, Jr., a director of the Company, is a founder of Gresham, Smith & Partners and is currently a non-profit-participating principal in such firm. Accordingly, Mr. Gresham received no personal benefit from such fees.

Item 14.	Principal Accountant Fees and Services
Audit and Non-Audit Fees
      The following tables present fees for professional audit services rendered by KPMG LLP, Ernst & Young LLP and BDO Seidman, LLP in 2004 and 2003 for the audit of the Company’s annual Consolidated Financial Statements for the last two years, and fees billed for other services rendered by those firms for the last two years.

	2004	2003

Ernst & Young LLP
Audit fees(1)	$272,500	$366,298
Audit-related fees(2)	$25,800	$45,000
Tax fees	$0	$0
All other fees(3)	$43,526	$18,916

	2004	2003

KPMG LLP
Audit fees	$633,746	$0
Audit-related fees(2)	$10,000	$0
Tax fees	$0	$0
All other fees	$0	$0

	2004	2003

BDO Seidman, LLP
Audit fees(4)	$995,000	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

(1)	2004 includes fees paid to Ernst & Young LLP in connection with the restatement of the Company’s 2002 and 2003 Consolidated Financial Statements.

(2)	Such services consisted primarily of audits of employee benefit plans and accounting consultations.

(3)	Such services consisted of consulting services for the Compensation Committee of the Board of Directors on executive and officer compensation matters provided by Ernst & Young LLP.

(4)	2004 includes fees paid to BDO Seidman, LLP in connection with the audit of 2004 and the re-audit of 2003 and 2002.
      All services provided by the Company’s independent auditors were approved by the Audit Committee, which concluded that the provision of such services by all three firms was compatible with the maintenance of such accounting firms’ independence in the conduct of their auditing functions.
      For the purpose of insuring the continued independence of the Company’s auditor, the Audit Committee determined that its independent auditors will not provide consulting services to the Company in the future. Additionally, the charter of the Audit Committee provides that the Audit Committee must pre-approve all services to be provided by the auditor. The Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy provides for the pre-approval of audit, audit-related and tax services specifically described by the Audit Committee on an annual basis and, in addition, proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit Committee.

Item 15.	Exhibits and Financial Statement Schedules
      (a) Index to Historical Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements:

The following financial statements of Healthcare Realty Trust Incorporated are incorporated herein by reference to Item 8.

•	Consolidated Balance Sheets — December 31, 2004 and 2003.

•	Consolidated Statements of Income for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts at December 31, 2004	S-1
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2004	S-2
Schedule IV — Mortgage Loans on Real Estate at December 31, 2004	S-3
      All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

Exhibit
Number		Description of Exhibits

3.1	—	Second Articles of Amendment and Restatement of the Registrant.(1)
3.2	—	Amended and Restated Bylaws of the Registrant.(4)
4.1	—	Specimen stock certificate.(1)
4.2	—	Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee.(7)

Exhibit
Number		Description of Exhibits

4.3	—	First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee.(7)
4.4	—	Form of 8.125% Senior Note Due 2011.(7)
4.5	—	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to Wachovia Bank, National Association, as Trustee.(12)
4.6	—	Form of 5.125% Senior Note Due 2014.(12)
10.1	—	1993 Employees Stock Incentive Plan.(1)
10.2	—	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated.(3)
10.3	—	Amended and Restated Executive Retirement Plan.(8)
10.4	—	Retirement Plan for Outside Directors.(1)
10.5	—	Non-Qualified Deferred Compensation Plan.(5)
10.6	—	Executive Variable Incentive Compensation Plan.(5)
10.7	—	2000 Employee Stock Purchase Plan.(5)
10.8	—	Dividend Reinvestment Plan.(2)
10.9	—	2003 Employees Restricted Stock Incentive Plan.(8)
10.10	—	Amendment No. 1 to 2003 Employees Restricted Stock Incentive Plan.(11)
10.11	—	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated.(13)
10.12	—	Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated.(10)
10.13	—	Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated.(9)
10.14	—	Employment Agreement by and between J.D. Carter Steele and Healthcare Realty Trust Incorporated.(9)
10.15	—	Form of Note Purchase Agreement, dated as of March 1, 2000, pertaining to $70,000,000 aggregate principal amount of 9.49% Senior Notes due April 1, 2006.(6)
10.16	—	Credit Agreement, dated as of October 24, 2003, among the Company; Bank of America, N.A.; Fleet National Bank; USB Loan Finance LLC; Wachovia Bank, National Association; Credit Lyonnais New York Branch; Key Bank, National Association; LaSalle Bank, National Association; SunTrust Bank; Union Planters Bank; and Banc of America Securities LLC.(10).
10.17	—	Retirement Agreement, dated December 31, 2002, between Healthcare Realty Trust Incorporated and Timothy G. Wallace.(9)
11	—	Statement re computation of per share earnings (contained in Note 11 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2004 filed herewith as Item 8).
21	—	Subsidiaries of the Registrant (filed herewith).
23	—	Consent of BDO Seidman LLP, independent auditors (filed herewith).
31.1	—	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-72860) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2000 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004 and hereby incorporated by reference.
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

10. Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated (filed as Exhibit 10.11)

11. Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (filed as Exhibit 10.12)

12. Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated (filed as Exhibit 10.13)

13. Employment Agreement by and between J. D. Carter Steele and Healthcare Realty Trust Incorporated (filed as Exhibit 10.14)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on November 29, 2005.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ David R. Emery

David R. Emery
Chairman of the Board and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery David R. Emery	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 29, 2005

/s/ Scott W. Holmes Scott W. Holmes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 29, 2005

/s/ Leigh Ann Stach Leigh Ann Stach	Vice President, Financial Reporting (Principal Accounting Officer)	November 29, 2005

/s/ Errol L. Biggs, Ph.D Errol L. Biggs, Ph.D	Director	November 29, 2005

/s/ Charles Raymond Fernandez, M.D. Charles Raymond Fernandez, M.D.	Director	November 29, 2005

/s/ Batey M. Gresham, Jr. Batey M. Gresham, Jr.	Director	November 29, 2005

/s/ Marliese E. Mooney Marliese E. Mooney	Director	November 29, 2005

Signature	Title	Date

/s/ Edwin B. Morris, III Edwin B. Morris, III	Director	November 29, 2005

/s/ John Knox Singleton John Knox Singleton	Director	November 29, 2005

/s/ Bruce D. Sullivan Bruce D. Sullivan	Director	November 29, 2005

/s/ Dan S. Wilford Dan S. Wilford	Director	November 29, 2005

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
      The audits referred to in our report dated November 23, 2005 relating to the consolidated financial statements of Healthcare Realty Trust Incorporated, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.
      In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Memphis, Tennessee
November 23, 2005

Schedule II — Valuation and Qualifying Accounts at December 31, 2004
(Dollars in thousands)

			Additions

		Balance at	Charged to	Charged to
		Beginning	costs and	other		Balance at
(dollars In thousands)	Description	of Period	expenses	accounts(2)	Deductions(1)	End of Period

2004 (Restated)	Accounts and notes receivable allowance(3)	$1,720	$(211)	$617	$255	$1,871
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$2,720	$(211)	$617	$255	$2,871

2003 (Restated)	Accounts and notes receivable allowance(3)	$2,048	$981	$—	$1,309	$1,720
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$3,048	$981	$—	$1,309	$2,720

2002 (Restated)	Mortgage notes receivable allowance	$1,421	$300	$(1,028)	$693	$—
	Accounts receivable allowance(3)	1,011	854	1,028	845	2,048
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$3,432	$1,154	$—	$1,538	$3,048

(1)	Write-off of the related receivable accounts.

(2)	Re-allocation of Mortgage notes receivable allowance to Accounts receivable allowance in 2002. Reserve on accounts receivable acquired in a foreclosure in 2004.

(3)	The year ended December 31, 2004 has been restated from the amounts furnished on Form 8-K dated June 24, 2005. The years ended December 31, 2003 and 2002 have been restated from the amounts previously filed in the 2003 Annual Report on Form 10-K.

Healthcare Realty Trust Inc.
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2004
(Dollars in thousands)

						Buildings, Improvements, Lease Intangibles,
			Land			and CIP

				Costs Capitalized			Costs Capitalized				(1)(5)
	Number of		Initial	Subsequent to		Initial	Subsequent to		Personal	(4)(5)	Accumulated	Encum-	Date	Date
Facility Type	Properties	State	Investment	Acquisition	Total	Investment	Acquisition	Total	Property	Total Assets	Depreciation	brances	Acquired	Constructed

Medical Office / Outpatient Facilities(3)	164	AL, AR, AZ, CA, DC, FL, GA, HI, IL, KS, LA, MA, MD, MI, MO, MS, NV, PA, TN, TX, VA, WY	$108,869	$3,172	$112,041	$1,126,234	$63,306	$1,189,540	$1,603	$1,303,184	$175,176	$50,191	1993-2004	1905-2004 2 Under Const.(2)
Assisted Living Facilities	30	AL, CT, FL, GA, MO, MS, NC, NJ, OH, PA, TN, TX, VA	8,292	—	8,292	159,348	100	159,448	1,627	169,367	29,193	—	1998-2004	1998-2000
Independent Living Facilities	4	TX	—	—	—	42,839	829	43,668	12	43,680	8,515	—	1998	1997-1998
Inpatient Rehabilitation Facilities	9	AL, FL, PA, TX	5,835	—	5,835	150,660	—	150,660	—	156,495	27,113	—	1998	1983-1991
Other Inpatient Facilities	3	CA, MI, TX	6,123	150	6,273	26,296	—	26,296	—	32,569	6,011	—	1994-1998	1983-1989
Skilled Nursing Facilities	35	AZ, CO, FL, IN,	12,292	276	12,568	174,889	2,357	177,247	2,706	192,521	35,286	—	1993-2004	1950-1998

		KS, MI, MO, OK, PA, TN, TX, VA
Total Real Estate	245		141,411	3,598	145,009	1,680,266	66,592	1,746,859	5,948	1,897,816	281,294	50,191
Corporate Property	—		—	—	—	—	—	—	10,379	10,379	2,861	—

Total Property	245		$141,411	$3,598	$145,009	$1,680,266	$66,592	$1,746,859	$16,327	$1,908,195	$284,155	$50,191

(1)	Depreciation is provided on land improvements over 15 years, buildings and improvements over 31.5 or 39.0 years, lease intangibles over average remaining life of leases in place upon acquisition, and personal property over 3.0 or 7.0 years.
(2)	Development at 12/31/04.
(3)	Includes land held for Baylor Heart Hospital.
(4)	Total assets at 12/31/04 have an estimated aggregate total cost of $1.8 billion for Federal Income Tax Purposes.
(5)	Includes assets held for sale at 12/31/04 of $74.9 million and accumulated depreciation of $13.6 million.
(6)	Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2004, 2003, and 2002 follows. For the year ended December 31, 2004, the Beginning and Ending Balances and the Real Estate Additions during the period have been restated from the unaudited financial statements furnished on Form 8-K dated June 24, 2005. Also, the same items have been restated for the years ended December 31, 2003 and 2002. See Note 2 to the Consolidated Financial Statements for a discussion of the restatement.

	Year to Date Ending		Year to Date Ending		Year to Date Ending
	12/31/04		12/31/03		12/31/02
	(Restated)(6)		(Restated)(6)		(Restated)(6)

	Total	Accumulated	Total	Accumulated	Total	Accumulated
	Property	Depreciation	Property	Depreciation	Property	Depreciation

Beginning Balance	$1,563,859	$232,536	$1,479,343	$192,231	$1,520,994	$159,987
Additions during the period:
Real Estate	352,150	54,520	87,688	42,185	36,319	40,237
Corporate Property	1,268	548	5,316	695	1,094	481
Construction in Progress	5,709	—	12,805	—	6,666	—
Retirements/dispositions:
Real Estate	(14,631)	(3,335)	(21,022)	(2,329)	(85,483)	(8,261)
Corporate Property	(160)	(114)	(271)	(246)	(247)	(213)

Ending Balance	$1,908,195	$284,155	$1,563,859	$232,536	$1,479,343	$192,231

Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2004
(Dollars in thousands)

			Periodic	Original
	Interest	Maturity	Payment	Face	Carrying		Balloon
Description	Rate	Date	Terms	Amount	Amount		Payment

Skilled nursing facility located in Tennessee	10.09%	11/1/2013	(2)	$12,380	$12,846		$12,380	(3)
Assisted living facility located in Florida	9.79%	2/1/2009	(4)	6,300	5,862	(1)	5,376	(5)
Assisted living facility located in Florida	11.31%	1/1/2008	(4)	5,825	5,385	(1)	5,075	(5)
Assisted living facility located in California	9.54%	11/1/2005	(4)	5,300	4,831	(1)	4,736	(5)
Assisted living facility located in Arizona	11.70%	12/15/2006	(4)	4,805	4,583	(1)	4,452	(5)
Assisted living facility located in South Carolina	8.85%	10/7/2005	(4)	5,273	2,851	(1)	2,742	(5)
Assisted living facility located in Oregon	10.74%	2/13/2008	(4)	2,950	2,703	(1)	2,528	(6)
Physician clinic located in Florida	8.75%	9/1/2005	(2)	1,260	1,260		1,260	(7)

Total Mortgage Notes Receivable					$40,321

Notes:

(1)	Mortgages acquired in the Capstone merger include a purchase adjustment.

(2)	Interest only until maturity; then principal is payable in full.

(3)	Prepayment penalty cannot be determined because future interest rate fluctuations are based on future Consumer Price Index.

(4)	Paid in monthly installments of principal and interest. Principal payable in full at maturity date. Amortized over 300 months.

(5)	Yield Maintenance Amount is defined generally as a % of the Principal Amount Being Prepaid × [(Present Value of the principal and Interest payments remaining to maturity at a discount rate) - (Principal Amount outstanding at the time of prepayment)].

(6)	Prepayment may be made after 5 years with the following penalties: 5% during sixth year, 4% during seventh loan year, 3% in eighth loan year, 2% during the ninth lease year, and 1% during the tenth lease year. Prepayment may be made after the tenth lease year without prepayment premium.

(7)	May not be prepaid prior to the maturity date.

	Years Ended December 31,

	2004	2003	2002

Balance at beginning of period	$91,835	$102,792	$122,074
Additions during period:
New or acquired mortgages	1,260	28,952	3,978

	1,260	28,952	3,978
Deductions during period:
Scheduled principal payments	(562)	(743)	(1,032)
Mortgage repayments	(46,397)	(20,642)	(21,592)
Foreclosures and assignments	(6,242)	(18,524)	—
Amortization	427	—	(636)

	(52,774)	(39,909)	(23,260)

Balance at end of period	$40,321	$91,835	$102,792