Form 10-Q
period 2005-03-31
HEALTHCARE REALTY TRUST INC
filed 2005-11-30
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2005, 47,757,000 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST
INCORPORATED
FORM 10-Q
March 31, 2005

Part I. FINANCIAL INFORMATION
Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31, 2005	December 31,
	(Restated)	2004
ASSETS

Real estate properties:
Land	$133,694	$137,470
Buildings, improvements and lease intangibles	1,612,177	1,660,690
Personal property	17,506	16,327
Construction in progress	22,705	18,826

	1,786,082	1,833,313
Less accumulated depreciation	(275,934)	(270,519)

Total real estate properties, net	1,510,148	1,562,794

Cash and cash equivalents	6,448	2,683

Mortgage notes receivable	90,305	40,321

Assets held for sale, net	52,397	61,246

Other assets, net	84,943	83,766

Total assets	$1,744,241	$1,750,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes and bonds payable	$711,579	$719,264

Accounts payable and accrued liabilities	35,933	28,279

Other liabilities	24,890	22,651

Total liabilities	772,402	770,194

Commitments	—	—

Stockholders’ equity:

Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; outstanding 47,749,464 – 2005 and 47,701,108,– 2004	477	477

Additional paid-in capital	1,219,980	1,218,137

Deferred compensation	(15,498)	(15,153)

Cumulative net income	563,482	542,733

Cumulative dividends	(796,602)	(765,578)

Total stockholders’ equity	971,839	980,616

Total liabilities and stockholders’ equity	$1,744,241	$1,750,810

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Three Months Ended March 31, 2005 and 2004
(Dollars in thousands, except per share data)
(Unaudited)

	2005
	(Restated)	2004
REVENUES:
Master lease rental income	$18,291	$17,814
Property operating income	33,326	21,454
Straight-line rent	242	118
Mortgage interest income	1,337	2,814
Other operating income	8,468	6,594

	61,664	48,794

EXPENSES:
General and administrative	3,260	3,455
Property operating expenses	16,845	10,829
Other operating expenses	3,740	3,260
Interest	11,924	8,959
Depreciation	11,832	9,990
Amortization	3,072	662

	50,673	37,155

INCOME FROM CONTINUING OPERATIONS	10,991	11,639

DISCONTINUED OPERATIONS:
Income from discontinued operations	3,621	3,179
Gain on sale of real estate properties	6,136	0

	9,757	3,179

NET INCOME	$20,748	$14,818

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.24	$0.28

Discontinued operations per common share	$0.21	$0.08

Net income per common share	$0.45	$0.36

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.23	$0.27

Discontinued operations per common share	$0.21	$0.08

Net income per common share	$0.44	$0.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	46,410,524	41,706,133

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	47,347,587	42,633,861

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.650	$0.630

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2005 and 2004
(Dollars in thousands)
(Unaudited)

	2005
	(Restated)	2004
Cash flows from operating activities:
Net income	$20,748	$14,818
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,465	11,430
Deferred compensation amortization	901	887
Increase (decrease) in other liabilities	(648)	2,545
Increase in other assets	(2,205)	(15,628)
Increase in accounts payable and accrued liabilities	5,853	3,300
Increase in straight line rent	(239)	(182)
Gain on sales of real estate	(6,136)	0

Net cash provided by operating activities	33,739	17,170

Cash flows from investing activities:
Acquisition and development of real estate properties	(7,354)	(58,003)
Funding of mortgages and notes receivable	(50,445)	(379)
Proceeds from sales of real estate	62,233	479
Proceeds from mortgage and notes repayments	498	290

Net cash provided by (used in) investing activities	4,932	(57,613)

Cash flows from financing activities:
Borrowings on notes and bonds payable	18,000	378,494
Repayments on notes and bonds payable	(22,479)	(255,731)
Dividends paid	(31,024)	(27,095)
Debt issuance costs	0	(1,951)
Proceeds from issuance of common stock	597	972

Net cash provided by (used in) financing activities	(34,906)	94,689

Increase in cash and cash equivalents	3,765	54,246
Cash and cash equivalents, beginning of period	2,683	4,917

Cash and cash equivalents, end of period	$6,448	$59,163

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated
Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited)
Note 1. Significant Accounting Policies
     The accompanying unaudited Consolidated Financial Statements and Notes of Healthcare Realty Trust Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004. Management believes, however, that all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2005 due to many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effect of trends as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
     This interim financial information should be read in conjunction with the financial statements and MD&A included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004.
     Significant inter-company accounts and transactions have been eliminated in the Consolidated Financial Statements.
Stock Issued to Employees
     The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its equity-based awards to employees.
     The following table represents the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004, as if the Company had applied the fair value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004
Net income, as reported	$20,748	$14,818

Compensation expense for equity-based awards to employees under the fair value method	(251)	(112)

Pro-forma net income	$20,497	$14,706
Earnings per share, as reported
Basic	$0.45	$0.36
Assuming dilution	$0.44	$0.35
Pro-forma earnings per share
Basic	$0.44	$0.35
Assuming dilution	$0.43	$0.34

     During the three months ended March 31, 2005, the Company granted 30,529 shares of restricted stock to employees under its various benefit plans having a value at the date of grant of approximately $1.2 million. The shares have vesting periods ranging from 3 to 10 years, though the amortization period may be shorter for awards to certain officers having employment agreements which allow for accelerated vesting of shares upon retirement.
     Beginning in 2006, the Company will be required to adopt and account for its equity-based awards to employees based on Statement of Financial Accounting Standards No. 123R, “Share Based Payments.” The Company believes that this new pronouncement will only result in a change in the Company’s accounting for its employee stock purchase plan and does not believe the impact will be material to its results of operations.
Retirement Plans
     The Company has retirement plans under which certain employees, as designated by the Compensation Committee of the Board of Directors, and the Company’s outside directors may receive retirement benefits. These benefits are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The plans are unfunded and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligation for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Benefit obligation, beginning of period	$6,615	$5,682
Service costs	150	122
Interest costs	102	89
Other	8	(283)
Actuarial gain (loss)	2	(28)

Benefit obligation, end of period	6,877	5,582
Unrecognized net actuarial gain	(1,024)	(648)

Net pension liability in accrued liabilities	$5,853	$4,934

Reclassifications
     Certain reclassifications have been made in the financial statements for the three months ended March 31, 2004 to conform to the 2005 presentation.
     As compared to the unaudited financial statements furnished on Form 8-K dated June 24, 2005, the Company has reclassified the revenues of consolidated variable interest entities (“VIEs”) from property operating income to other operating income and has reclassified the expenses of consolidated variable interest entities from property operating expenses to other operating expenses. Operating income and expenses of the consolidated VIEs reclassified for the three months ended March 31, 2005 were $3.9 million and $3.5 million, respectively, and for the three months ended March 31, 2004 were $2.5 million and $3.0 million, respectively.
Note 2. Restatements
     During 2005, the Company concluded that previously issued financial statements should be restated. The results of operations for the years ended December 31, 2004, 2003, 2002 and interim periods for the years ended December 31, 2004 and 2003 were restated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 have been restated from the unaudited financial statements furnished on Form 8-K dated June 24, 2005. The Company had consolidated thirteen VIEs in the unaudited Consolidated Financial

Statements in the Form 8-K dated June 24, 2005 that it later concluded, based on additional analyses, did not need to be consolidated because the Company was not the primary beneficiary, and concluded that four VIEs that had not been consolidated needed to be consolidated because the Company is the primary beneficiary.
     The impact of the restatement to the Company’s Consolidated Balance Sheet as of March 31, 2005 and the impact of the restatements to the Company’s Consolidated Statement of Income and Statement of Cash Flows for the three months ended March 31, 2005 are shown in the table below (dollars in thousands, except per share data):

	As Previously	Restatement
	Reported (1)	Adjustments	As Restated

Balance Sheet:
Real estate properties, net	$1,511,613	$(1,465)	$1,510,148
Cash and cash equivalents	8,110	(1,662)	6,448
Other assets, net	84,526	417	84,943
Accounts payable and accrued liabilities	39,737	(3,804)	35,933
Other liabilities	24,376	514	24,890
Cumulative net income	562,902	580	563,482

	As Previously	Restatement
	Reported (1)	Adjustments	As Restated

Statement of Income:
Master lease rental income	$17,458	$833	$18,291
Property operating income	44,001	(10,675)	33,326
Other operating income	8,042	426	8,468
Property operating expenses	26,889	(10,044)	16,845
Other operating expenses	3,500	240	3,740
Interest	11,917	7	11,924
Depreciation	11,897	(65)	11,832
Income from continuing operations	10,545	446	10,991
Net income	20,302	446	20,748
Net income per common share, basic	$0.44	$0.01	$0.45
Net income per common share, diluted	$0.43	$0.01	$0.44

	As Previously	Restatement
	Reported (1)	Adjustments	As Restated

Statement of Cash Flows:
Net cash provided by operating activities	$34,298	(559)	33,739
Net cash provided by investing activities	4,929	3	4,932
Cash and cash equivalents, beginning of period	3,789	(1,106)	2,683
Cash and cash equivalents, end of period	8,110	(1,662)	6,448

(1)	As previously reported in the unaudited financial statements furnished on Form 8-K dated June 24, 2005. As previously reported also includes the reclassification discussed in Note 1.
Note 3. Properties
     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of March 31, 2005, the Company had investments in 246 properties and mortgages located in 32 states as follows:

	Number of	Investments
	Properties	(in thousands)	Percent
Medical office/Outpatient facilities	164	$1,306,051	67.4%
Assisted living facilities (1)	37	222,018	11.4%
Skilled nursing facilities (1)	29	166,766	8.6%
Inpatient rehabilitation facilities	9	156,495	8.1%
Independent living facilities	4	43,680	2.3%
Other inpatient facilities	3	32,569	1.7%
Corporate property	—	11,509	0.5%

	246	$1,939,088	100.0%

(1)	Assisted living facilities and skilled nursing facilities include assets held for sale totaling $55.3 million ($46.1 million, net) and $7.5 million ($6.3 million, net), respectively, as of March 31, 2005.
Asset Acquisitions and Dispositions
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
Purchase Options
     The Company had real estate investments in properties totaling approximately $205.0 million, which contain options with various conditions, terms, timing, and duration to purchase that were exercisable by the respective operators or lessees at March 31, 2005 that had not been exercised.
     See the discussion in Note 7, “Subsequent Events,” regarding the exercise of purchase options subsequent to March 31, 2005.
Note 4. Notes and Bonds Payable
     Notes and bonds payable at March 31, 2005 consisted of the following (in thousands):

Unsecured Credit Facility due 2006	$6,000
Senior Notes due 2006	49,700
Senior Notes due 2011, net	307,387
Senior Notes due 2014, net	298,614
Mortgage notes payable	49,295
Other note payable	583

$711,579

     At March 31, 2005, the Company was in compliance with the covenant requirements under its various debt instruments except that the Company had not timely reported financial information for the year ended December 31, 2004 as required under covenants relating to its various debt instruments. The Company obtained a waiver from its lenders under its Unsecured Credit Facility due 2006 to waive the financial reporting requirements through November 30, 2005 but was not required to obtain waivers for its other debt instruments.
Unsecured Credit Facility due 2006
     In 2003, the Company entered into a $300.0 million credit facility (the “Unsecured Credit Facility due 2006”) with a syndicate of 12 banks, which may be increased to $350.0 million during the first two years at the Company’s option, subject to it obtaining additional capital commitments from the banks. The credit facility matures in October 2006, but the term may be extended one additional year. Rates for borrowings under the Unsecured Credit Facility due 2006 are, at the Company’s option, LIBOR based or based on the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate and can vary based on the Company’s debt rating. At March 31, 2005, the weighted average rate was 3.86%. In addition, the Company pays a facility fee of 0.35% on the commitment that may also fluctuate based on the Company’s debt rating. The Unsecured Credit Facility due 2006 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. The Company had borrowing capacity remaining, under its financial covenants, of $249.0 million under the facility at March 31, 2005.
Senior Notes due 2006
     In 2000, the Company privately placed $70.0 million of unsecured senior notes (the “Senior Notes due 2006”) with multiple purchasers affiliated with two institutions. The Senior Notes due 2006 bear interest at 9.49%, payable semi-annually, and mature on April 1, 2006. On March 31, 2004 and on April 1, 2005, the Company repaid $20.3 million of maturing principal in each year with the remaining principal balance of $29.4 million payable upon maturity. The note agreements pertaining to the Senior Notes due 2006 contain certain representations, warranties and financial and other covenants customary in such loan agreements.
Senior Notes due 2011
     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes, offsetting the increase in the spread over LIBOR. At March 31, 2005, the aggregate fair value of the current swaps, $6.2 million, is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s Consolidated Balance Sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s Consolidated Income Statement.
Senior Notes due 2014
     On March 30, 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the

Company. The notes were issued at a discount of approximately $1.5 million, yielding a 5.19% interest rate per annum.
Mortgage Notes Payable
     At March 31, 2005, the Company had outstanding ten non-recourse mortgage notes payable, with the related collateral, as follows (dollars in millions):

						Investment in	Contractual
		Effective				Collateral at	Balance at
	Original	Interest	Maturity	Number of Notes		March 31,	March 31,
	Balance	Rate	Date	Payable	Collateral	2005	2005
Life Insurance Co.	$23.3	7.765%	7/26	1	Medical office building	$45.8	$21.1
Life Insurance Co.	4.7	7.765%	1/17	1	Medical office building	11.0	3.6
Commercial Bank	35.0	7.220%	5/11	8	Ten medical office buildings	79.7	24.6

				10		$136.5	$49.3

     The $23.3 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due in January 2017. The eight notes totaling $35.0 million are fully amortizing notes payable in monthly installments of principal and interest and mature in May 2011. The contractual interest rates for the ten outstanding mortgage notes ranged from 7.22% to 8.50% at March 31, 2005.
Other Note Payable
     In 1999, the Company entered into a $7.0 million note with a commercial bank. This note bears interest at 7.53%, is payable in equal semi-annual installments of principal and interest. This note was repaid in full in July 2005.
Other Long Term Debt Information
     The Company paid interest of $1.3 million and $5.4 million, respectively, for the three months ended March 31, 2005 and 2004. The Company capitalized interest of approximately $438,000 and $275,000, respectively, for the three months ended March 31, 2005 and 2004.
     In the Company’s 1998 acquisition of Capstone Capital Corporation (“Capstone”), it acquired four interest rate swaps previously entered into by Capstone. In order to set the liabilities assumed by the Company, the Company, concurrently with the acquisition, acquired off-setting swaps. The remaining liability as of March 31, 2005 and 2004 was $0.5 million and $0.7 million, respectively.
Note 5. Commitments and Contingencies
Construction in Progress
     As of March 31, 2005, the Company had a net investment of approximately $16.3 million in one development in progress, which had a total remaining funding commitment of approximately $5.5 million. The Company received the certificate of substantial completion during the second quarter of 2005 and is proceeding with construction of tenant improvements. The Company also has an investment of $6.4 million in a land parcel in Hawaii. The Company anticipates it will begin construction during 2006 on a medical office building on the land.
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
Note 6. Earnings Per Share
     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128, “Earnings Per Share,” for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data).	2005 (Restated)	2004

Weighted Average Shares
Weighted Average Shares Outstanding	47,716,936	43,012,370
Unvested Restricted Stock Shares	(1,306,412)	(1,306,237)

Weighted Average Shares — Basic	46,410,524	41,706,133

Weighted Average Shares — Basic	46,410,524	41,706,133
Dilutive effect of Restricted Stock Shares	886,564	846,198
Dilutive effect of Employee Stock Purchase Plan	50,499	81,530

Weighted Average Shares — Diluted	47,347,587	42,633,861

Earnings Available to Common Stockholders
Income from Continuing Operations	$10,991	$11,639
Discontinued operations	9,757	3,179

Net income	$20,748	$14,818

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.24	$0.28

Discontinued Operations per common share	$0.21	$0.08

Net income per common share	$0.45	$0.36

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.23	$0.27

Discontinued Operations per common share	$0.21	$0.08

Net income per common share	$0.44	$0.35

Note 7. Subsequent Events
Common Stock Dividend
     On April 26, 2005, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.650 per share ($2.60 annualized) to $0.655 per share ($2.62 annualized) payable to shareholders of record on May 16, 2005. This dividend was paid on June 2, 2005.
     On July 26, 2005, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.655 per share ($2.62 annualized) to $0.660 per share ($2.64 annualized) payable to shareholders of record on August 15, 2005. This dividend was paid on September 1, 2005.
     On November 3, 2005, the Company’s Board of Directors declared its quarterly common stock dividend in the amount of $0.660 per share ($2.64 annualized) payable on December 2, 2005 to shareholders of record on November 17, 2005.
Purchase Options
     On April 20, 2005, a senior living operator purchased five properties it leased from the Company producing net sales proceeds to the Company totaling $53.2 million, including the repayment of certain receivables. The five properties covered by the purchase options exercised by this operator comprise approximately $50.3 million ($42.1 million, net) of the Company’s real estate assets and accounted for approximately 2.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $0.2 million from the sale of the five properties.
     In May 2005, another senior living operator exercised its remaining purchase option on 10 properties it leased from the Company by purchasing the tenth property for net proceeds to the Company of $12.1 million, including the repayment of certain receivables. This property comprised approximately $12.4 million ($10.4 million, net) of the Company’s real estate properties as of December 31, 2004. The Company recognized a gain of approximately $1.2 million from the sale of this property.
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
Asset Acquisitions
     During the second and third quarters of 2005, the Company acquired new real estate properties and mortgages totaling approximately $67.3 million and invested $11.1 million in a joint venture related to three medical office buildings.
Other Developments
     In late August 2005, Hurricane Katrina struck the gulf coast region of the United States causing widespread flooding in New Orleans, Louisiana, where the Company owns two multi-story medical office buildings representing a total gross investment of $11.7 million, with a net investment of $10.1 million as of September 30, 2005. These buildings sustained flood damage to the first floor and wind damage. Based on communications with the Company’s insurance carriers and the restoration contractor, preliminary indications are that the two buildings sustained damage from wind and flood of up to $4.0 million. Based on these preliminary estimates, during the third quarter of 2005 the Company recorded a loss of $2.7 million. We are not currently receiving rental income from building tenants, though our property insurance provides coverage for business interruption for a period of up to one year. In addition, the buildings are supported by Property Operating Agreements, which guarantee a net return to the Company of at least $1.2 million per year through 2018. We believe the Property Operating Agreement sponsor is solvent and its income and assets are not dependent upon the operations of the adjoining hospital, which has not yet re-opened. The Company has no reason to believe that the sponsor cannot honor its obligations under the Property Operating Agreement and, therefore, has no reason to believe that the properties are impaired. None of the other hurricanes that struck the United States during the 2005 hurricane season caused any significant damage to any of the Company’s other properties.

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
     Substantially all of the Company’s revenues are derived from rentals on its healthcare real estate properties, from interest earned on mortgage loans, and from revenues from the consolidation of variable interest entities (“VIEs”) related to six senior living facilities owned by the Company. The Company typically incurs operating and administrative expenses, including compensation expense, office rental and other related occupancy costs, as well as various expenses incurred in connection with managing the existing portfolio and acquiring additional properties. The Company also incurs interest expense on its various debt instruments and depreciation and amortization expense on its real estate portfolio.
Executive Overview
     The Company continues to be well-positioned from a capital structure and liquidity viewpoint by maintaining a conservative debt-to-book capitalization ratio, by maintaining capacity on its unsecured credit facility due 2006 ($6.0 million outstanding with $249.0 million remaining capacity as of March 31, 2005 under its financial covenants), and by continuing to review and restructure maturities on its debt commitments (no significant repayments on long-term debt until the year 2011). As of September 30, 2005, the Company had $49.0 million outstanding on its unsecured credit facility due 2006 and had borrowing capacity remaining, under its financial covenants, of $179.0 million.
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
     The Company has restated the operating results for the three months ended March 31, 2005 from the Consolidated Financial Statements furnished on Form 8-K dated June 24, 2005. See Note 2 to the Consolidated Financial Statements for a more detailed discussion of the restatement.

Trends and Matters Impacting Operating Results
     Management monitors factors and trends important to the Company and REIT industry in order to gauge the potential impact on the operations of the Company. Discussed below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 are some of the factors and trends that management believes may impact future operations of the Company.
Purchase Options
     On January 18, 2005, a senior living operator purchased nine of the ten properties it leased from the Company producing net sales proceeds to the Company totaling $58.9 million, including the repayment of certain receivables, and purchased the tenth property in May 2005 producing net sales proceeds to the Company totaling $12.1 million, including the repayment of certain receivables. The ten properties covered by the purchase options exercised by this operator comprised approximately $74.9 million ($61.2 million, net) of the Company’s real estate properties and accounted for approximately 3.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $6.1 million from the sale of the nine properties in January 2005 and recognized a gain of approximately $1.2 million from the sale of the tenth property in the second quarter of 2005.
     On April 20, 2005, a second senior living operator purchased five properties it leased from the Company producing net sales proceeds to the Company totaling $53.2 million, including the repayment of certain receivables. The five properties covered by the purchase options exercised by this operator comprised approximately $50.3 million ($42.1 million, net) of the Company’s real estate assets and accounted for approximately 2.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $0.2 million from the sale of the five properties.
     As of September 30, 2005, the Company had reinvested all of the proceeds from these two purchases by acquiring approximately $128.7 million of new properties or mortgages. However, since the proceeds were not reinvested immediately, net income for the interim periods of 2005, through September 30, 2005, was negatively impacted.
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
     The exercise of the purchase options noted above is largely a function of the historically low interest rate environment. In each case, the operator or sponsor was able to replace higher rate lease or support obligations to the Company with lower rate mortgage debt. The Company cannot predict whether additional purchase options will be exercised, but the Company has not received notice of exercise of any other purchase options through November 15, 2005. The Company has real estate investments in properties totaling approximately $205.0 million at March 31, 2005, which contain options with various conditions, terms, timing, and duration to purchase that have not been exercised.

Investment Trends
      As of September 30, 2005, approximately 56% of the Company’s real estate investments consist of properties currently leased to unaffiliated lessees pursuant to long-term net lease agreements or subject to financial support agreements with the healthcare sponsors that provide guarantees of the return on the Company’s investment in the properties. Approximately 44% are multi-tenanted properties with occupancy leases, but without other financial support agreements. The Company’s recent medical office real estate acquisitions have not included master lease or financial support arrangements with the health systems on whose campuses the acquired properties are located. The income from these recent investments is derived solely from rents paid by the occupying tenants, which include physician practices and hospital operations. The Company expects future medical office investments to follow this trend, which the Company believes gives it greater opportunity to manage long-term revenue growth. In addition to its medical office investments, the Company also continues to see investment opportunities in the senior living sector of the healthcare industry. The Company may make additional acquisitions of senior living properties or invest in mortgage loans secured by senior living properties.
FAS 144, “Discontinued Operations”
      Financial Accounting Standards Board Statement No. 144, “Discontinued Operations,” (“FAS 144”) requires that the Company present all significant real estate disposals since December 31, 2001 as discontinued operations. As a result, each time the Company disposes of a significant real estate asset, the results of operations from that asset will be classified as discontinued operations for the current period, and all prior periods presented will be restated to conform to the current period presentation. As a result, readers of the Company’s financial statements should be aware that each future disposal may result in a change to the presentation of the Company’s operations in the historical statements of income as previously filed. Such income statement reclassifications would have no impact on previously reported net income.
FAS 141,”Business Combinations”
      When a building is acquired with in-place leases, Financial Accounting Standards Board Statement No. 141, “Business Combinations,” (“FAS 141”) requires that the cost of the acquisition be allocated between the tangible real estate and the intangible assets related to in-place leases based on their fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The value of above- or below-market in-place leases is amortized against rental income or property operating expense over the average remaining term of the in-place leases upon acquisition, which is typically a shorter period than the ordinary depreciation period for the building. The value of at-market in-place leases is also amortized over the average remaining term of the in-place leases upon acquisition, which is typically a shorter period than the ordinary depreciation period for the building, and is reflected in amortization expense.
Variable Interest Entities
      Included in the Company’s Consolidated Financial Statements for the three months ended March 31, 2005 and 2004 are the assets, liabilities and results of operations of variable interest entities (“VIEs”) related to six senior living properties owned by the Company. The Company has contractual lease and note arrangements with the VIEs and records on its books rental and interest revenue related to these arrangements. However, in consolidation, these amounts are eliminated against the rental and interest expense amounts on the VIEs books that are consolidated in the Company’s Consolidated Financial Statements. As a result, on a consolidated basis, what is reflected in the Company’s Consolidated Financial Statements are the operations of the VIEs rather than the rental income and interest income generated from the contractual lease and note arrangements the Company has with the VIEs.
      If circumstances dictate, the structure of future transactions with operators may also create VIEs, resulting in consolidation of the entity’s results of operations.

Impairment Charges
     As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the Company must assess the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the net carrying value might not be fully recoverable. In 2003, the SEC issued a statement that impairment charges could not be added back to net income in calculating FFO. As a result, impairment charges may be recognized from time to time that will negatively impact FFO.
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
     Management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to significant non-cash items, primarily depreciation of real estate. Management uses FFO and FFO per share to compare and evaluate its own operating results from period to period, and to monitor the operating results of the Company’s peers in the REIT industry. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs; because FFO per share is consistently and regularly reported, discussed, and compared by research analysts in their notes and publications about REITs; and finally, because research analysts publish their earnings estimates and consensus estimates for healthcare REITS only in terms of fully-diluted FFO per share and not in terms of net income or earnings per share. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share.
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
     FFO and FFO per share for the three months ended March 31, 2005 and 2004 have been restated from the unaudited financial statements furnished on Form 8-K dated June 24, 2005. The restatement, discussed further in Note 2 to the Consolidated Financial Statements, increased FFO for the three months ended March 31, 2005 and 2004 by $0.4 million and $1.1 million, respectively, and increased FFO per diluted common share by $0.01 and $0.03, respectively. The table below reconciles FFO to net income for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
(Dollars in thousands, except per share data)	(Restated)	(Restated)

Net income	$20,748	$14,818
Net gain on sales of real estate properties	(6,161)	0
Real estate depreciation and amortization	14,822	11,237

Total adjustments	8,661	11,237

Funds From Operations — Basic and Diluted	$29,409	$26,055

Funds From Operations Per Common Share — Basic	$0.63	$0.62

Funds From Operations Per Common Share — Diluted	$0.62	$0.61

Weighted Average Common Shares Outstanding — Basic	46,410,524	41,706,133

Weighted Average Common Shares Outstanding — Diluted	47,347,587	42,633,861

Results of Operations
First Quarter 2005 Compared to First Quarter 2004
      The results of operations for the three months ended March 31, 2005 have been restated from the unaudited financial statements furnished on Form 8-K dated June 24, 2005. The impact of the restatement increased net income by $446,000, or $0.01 per diluted common share, for the three months ended March 31, 2005. See Note 2 to the Consolidated Financial Statements for a discussion of the restatement.
     Net income for the quarter ended March 31, 2005 totaled $20.7 million, or $0.45 per basic common share ($0.44 per diluted common share), on total revenues from continuing operations of $61.7 million. This compares with net income of $14.8 million, or $0.36 per basic common share ($0.35 per diluted common share), on total revenues from continuing operations of $48.8 million for the quarter ended March 31, 2004.
     Total revenues from continuing operations for the quarter ended March 31, 2005 compared to the same period in 2004 increased $12.9 million or 26.4% due mainly to the acquisition of $299.0 million of real estate properties during 2004, the commencement of operations of two properties that were previously under construction, the acquisition of $50.4 million of mortgage notes receivable during the first quarter of 2005, offset partially by the repayment of $46.4 million of mortgage notes receivable during 2004.
     Total expenses for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 increased $13.5 million or 36.4% mainly for the reasons discussed below:
     • Property operating expenses increased $6.0 million or 55.6% due mainly to the acquisition of $299.0 million of real estate properties during 2004 and the commencement of operations of two properties that were previously under construction.
     • Interest expense increased $3.0 million or 33.1% due mainly to the issuance in March 2004 of $300 million Senior Notes due 2014, offset by a reduction in interest expense due to the repayment in March 2004 of $20.3 million of the Senior Notes due 2006 and the repayment under the Unsecured Credit Facility due 2006 due to the issuance of the Senior Notes due 2014.
      • Depreciation and amortization expenses increased $4.3 million or 39.9% due mainly to the amortization of lease intangible assets recorded related to the acquisition of $299.0 million of real estate properties during 2004 and the commencement of operations of two properties that were previously under construction.

     Income from discontinued operations totaled $9.8 million and $3.2 million, respectively, for the three months ended March 31, 2005 and 2004, which includes the results of operations and gains or impairments related to property disposals during 2004 and 2005. The Company disposed of two properties in 2004 and 10 properties in 2005.
Liquidity and Capital Resources
Debt Obligations
     As discussed in more detail in Note 4 to the Consolidated Financial Statements, the Company is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows:

			Contractual
	Balance at		Interest	Interest
(dollars in thousands)	3/31/05	Maturity Date	Rate at 3/31/05	Payments	Principal Payments
Unsecured Credit Facility due 2006	$6,000	10/06	LIBOR + 1.10%	Quarterly	At maturity (1)
Senior Notes due 2006	49,700	4/06	9.49%	Semi-Annual	$20.3 million in 2005 and $29.4 million in 2006
Senior Notes due 2011, net	307,387	5/11	8.125%	Semi-Annual	At maturity
Senior Notes due 2014, net	298,614	4/14	5.125%	Semi-Annual	At maturity
Mortgage notes payable	49,295	5/11-7/26	7.22%-8.50%	Monthly	Monthly or at maturity
Other note payable	583	7/05	7.53%	Semi-Annual	Semi-Annual
	$711,579

(1)	The Company pays a quarterly facility fee of 0.35% on the commitment that can change based on the Company’s credit rating.
     As of March 31, 2005, approximately 88% of the Company’s outstanding debt balances were due after 2010. The Company’s shareholders’ equity at March 31, 2005, totaled approximately $1.0 billion and its debt to total capitalization ratio, on a book basis, was approximately 0.42 to 1. For the three months ended March 31, 2005, the Company’s earnings covered fixed charges at a ratio of 1.85 to 1.00. At March 31, 2005, the Company had borrowing capacity of $249.0 million under the Unsecured Credit Facility due 2006.
     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s Investor Service, and Fitch Ratings, respectively.
     At March 31, 2005, the Company was in compliance with the covenant requirements under its various debt instruments except that the Company had not timely reported financial information for the year ended December 31, 2004 as required under covenants relating to its various debt instruments. The Company obtained a waiver from its lenders under its Unsecured Credit Facility due 2006 to waive the financial reporting requirements through November 30, 2005 but was not required to obtain waivers for its other debt instruments.
     In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s balance sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. At March 31, 2005, the aggregate fair value of the current swaps, $6.2 million, is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s Consolidated

Balance Sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s Consolidated Income Statement.
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
Security Deposits and Letters of Credit
     As of March 31, 2005, the Company had approximately $4.3 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Asset Acquisitions and Dispositions During the First Quarter of 2005
     During the first quarter of 2005, the Company invested in three mortgages totaling $50.4 million. The mortgages are secured by two groups of skilled nursing facilities and a group of assisted living facilities. Also, during the first quarter of 2005, a senior living operator purchased nine of the ten properties it leased from the Company producing net proceeds to the Company totaling $58.9 million, including the repayment of certain receivables. These nine properties covered by the purchase options exercised by this operator comprised approximately $62.5 million ($50.8 million, net) of the Company’s real estate properties. The Company recognized a gain of approximately $6.1 million from the sale of these nine properties. Finally, the Company sold a comprehensive ambulatory care center in Florida for net proceeds totaling $4.8 million. The Company recognized an impairment charge related to the sale of approximately $25,000.
Asset Acquisitions and Dispositions During the Second and Third Quarters of 2005
     During the second and third quarters of 2005, the Company acquired new real estate properties or mortgages totaling approximately $67.3 million and invested $11.1 million in a joint venture related to three medical office buildings.
Purchase Options Exercised
     On April 20, 2005, a senior living operator purchased five properties it leased from the Company producing net sales proceeds to the Company totaling $53.2 million, including the repayment of certain receivables. The five properties covered by the purchase options exercised by this operator comprise approximately $50.3 million ($42.1 million, net) of the Company’s real estate assets and accounted for approximately 2.5% of the Company’s revenues for the year ended December 31, 2004. The Company recognized a gain of approximately $0.2 million from the sale of the five properties.
     In May 2005, another senior living operator exercised its remaining purchase option on 10 properties it leased from the Company by purchasing the tenth property for net proceeds to the Company of $12.0 million, including the repayment of certain receivables. This property comprised approximately $12.4 million ($10.4 million, net) of the Company’s real estate properties as of December 31, 2004. The Company recognized a gain of approximately $1.2 million from the sale of this property.

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
Construction in Progress
     As of March 31, 2005, the Company had a net investment of approximately $16.3 million in one development in progress, which had a total remaining funding commitment of approximately $5.5 million. The Company received the certificate of substantial completion during the second quarter of 2005 and is proceeding with construction of tenant improvements. The Company also has an investment of $6.4 million in a land parcel in Hawaii. The Company anticipates it will begin construction during 2006 on a medical office building on the land. The Company intends to fund these commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility due 2006, proceeds from sales of real estate properties, proceeds from repayments of mortgage notes receivable, or proceeds from capital market financing.
Dividends
     On January 25, 2005, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.645 per share ($2.58 annualized) to $0.650 per share ($2.60 annualized) payable to stockholders of record on February 14, 2005. This dividend was paid on March 3, 2005.
     On April 26, 2005, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.650 per share ($2.60 annualized) to $0.655 per share ($2.62 annualized) payable to stockholders of record on May 16, 2005. This dividend was paid on June 2, 2005.
     On July 26, 2005, the Company’s Board of Directors declared an increase in its quarterly common stock dividend from $0.655 per share ($2.62 annualized) to $0.660 per share ($2.64 annualized) payable to shareholders of record on August 15, 2005. This dividend was paid on September 1, 2005.
     On November 3, 2005, the Company’s Board of Directors declared its quarterly common stock dividend in the amount of $0.660 per share ($2.64 annualized) payable on December 2, 2005 to shareholders of record on November 17, 2005.
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
Liquidity
     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2005 and 2006, paying quarterly dividends, and funding debt service, with cash flows from operations, with proceeds from the Unsecured Credit Facility due 2006, proceeds of mortgage notes receivable repayments, and sales of real estate investments or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Impact of Inflation
     Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that many of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of certain leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations from one to 17 years, further reducing the risk of any adverse effects of inflation to the Company. Interest payable under the interest rate swaps and the unsecured credit facilities is calculated at a variable rate; therefore, the amount of interest payable under the swaps and this debt will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods when interest rate increases outpace inflation, our operating results should be negatively impacted. Likewise, when increases in inflation outpace increases in interest rates, our operating results should be positively impacted.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cautionary Language Regarding Forward Looking Statements
     This Quarterly Report on Form 10-Q and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “anticipate” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company’s current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports. For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2004.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     During the three months ended March 31, 2005, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective. The Company disclosed the details of its ineffective controls in its Management Report on Internal Control over Financial Reporting in its Form 10-K for the year ended December 31, 2004.
(b) Changes in Internal Control Over Financial Reporting
     The Company has instituted effective improvements to internal controls over financial reporting, including identification of the need for additional personnel. On May 1, 2005, the Company hired a CPA with approximately 13 years of experience to fill the senior accounting manager vacancy and become the controller. In addition, the Company has hired a CPA with approximately 11 years of experience and was formerly an Audit Senior Manager with Ernst and Young LLP, who will serve as the principal accounting officer. In the future, the principal accounting officer will ensure that each transaction will be reviewed in detail for compliance with all applicable accounting literature. Further, the function of the Company’s Investment Committee, which is comprised of the CEO, CFO, COO and General Counsel, has been expanded to include review and approval of restructurings, dispositions, and other significant transactions. This Committee meets regularly, analyzes and approves or disapproves the relevant transactions. The Committee considers whether the transactions fit the investment parameters and financial objectives of the Company. The Principal Accounting Officer will be a member of this committee to further ensure that accounting expertise is applied to such transactions.

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

Item 6.
(a)
Exhibit 3.1 Second Articles of Amendment and Restatement of the Registrant (1)
Exhibit 3.2 Amended and Restated Bylaws of the Registrant (2)
Exhibit 4.1 Specimen Stock Certificate (1)
Exhibit 4.2 Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)
Exhibit 4.3 First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)
Exhibit 4.4 Form of 8.125% Senior Note Due 2011 (3)
Exhibit 4.5 Second Supplemental Indenture, dated as of March 30, 2004, by the Company and Wachovia Bank, National Association (4)
Exhibit 4.6 Form of 5.125% Senior Note Due 2014 (4)
Exhibit 31.1 Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 31.2 Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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
Scott W. Holmes
Senior Vice President and Chief Financial Officer

Date: November 30, 2005

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company and Wachovia Bank, National Association (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.