Form 10-Q
period 2005-06-30
HEALTHCARE REALTY TRUST INC
filed 2005-11-30
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
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

HEALTHCARE REALTY TRUST
INCORPORATED
FORM 10-Q
June 30, 2005

Part I. FINANCIAL INFORMATION
Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Real estate properties:
Land	$135,212	$137,470
Buildings, improvements and lease intangibles	1,668,637	1,660,690
Personal property	19,686	16,327
Construction in progress	6,690	18,826

	1,830,225	1,833,313
Less accumulated depreciation	(289,945)	(270,519)

Total real estate properties, net	1,540,280	1,562,794

Cash and cash equivalents	1,634	2,683

Mortgage notes receivable	97,499	40,321

Assets held for sale, net	0	61,246

Other assets, net	90,500	83,766

Total assets	$1,729,913	$1,750,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes and bonds payable	$731,280	$719,264

Accounts payable and accrued liabilities	25,329	28,279

Other liabilities	20,034	22,651

Total liabilities	776,643	770,194

Commitments	—	—

Stockholders’ equity:

Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; outstanding 47,758,528 – 2005 and 47,701,108,– 2004	477	477

Additional paid-in capital	1,220,252	1,218,137

Deferred compensation	(14,629)	(15,153)

Cumulative net income	575,049	542,733

Cumulative dividends	(827,879)	(765,578)

Total stockholders’ equity	953,270	980,616

Total liabilities and stockholders’ equity	$1,729,913	$1,750,810

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Three Months Ended June 30, 2005 and 2004
(Dollars in thousands, except per share data)
(Unaudited)

	2005	2004
REVENUES:
Master lease rental income	$19,106	$18,521
Property operating income	32,995	25,559
Straight-line rent	(1,653)	271
Mortgage interest income	2,315	2,819
Other operating income	8,934	8,774

	61,697	55,944

EXPENSES:
General and administrative	4,064	3,006
Property operating expenses	17,900	13,187
Other operating expenses	3,850	3,891
Interest	11,678	11,817
Depreciation	12,173	10,696
Amortization	3,073	1,566

	52,738	44,163

INCOME FROM CONTINUING OPERATIONS	8,959	11,781

DISCONTINUED OPERATIONS:
Income from discontinued operations	1,966	3,002
Gain (loss) on sale of real estate properties and (impairments), net	642	(567)

	2,608	2,435

NET INCOME	$11,567	$14,216

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.19	$0.28

Discontinued operations per common share	$0.06	$0.06

Net income per common share	$0.25	$0.34

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.19	$0.28

Discontinued operations per common share	$0.05	$0.05

Net income per common share	$0.24	$0.33

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	46,476,389	41,741,375

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	47,403,316	42,612,274

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.655	$0.635

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Six Months Ended June 30, 2005 and 2004
(Dollars in thousands, except per share data)
(Unaudited)

	2005	2004
REVENUES:
Master lease rental income	$37,346	$36,286
Property operating income	66,321	47,012
Straight-line rent	(1,410)	389
Mortgage interest income	3,652	5,632
Other operating income	17,401	15,369

	123,310	104,688

EXPENSES:
General and administrative	7,324	6,462
Property operating expenses	34,720	24,017
Other operating expenses	7,589	7,150
Interest	23,602	20,775
Depreciation	23,996	20,660
Amortization	6,145	2,228

	103,376	81,292

INCOME FROM CONTINUING OPERATIONS	19,934	23,396

DISCONTINUED OPERATIONS:
Income from discontinued operations	5,604	6,205
Gain (loss) on sale of real estate properties and (impairments), net	6,778	(567)

	12,382	5,638

NET INCOME	$32,316	$29,034

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.43	$0.56

Discontinued operations per common share	$0.27	$0.14

Net income per common share	$0.70	$0.70

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.42	$0.55

Discontinued operations per common share	$0.26	$0.13

Net income per common share	$0.68	$0.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	46,443,639	41,723,753

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	47,375,895	42,622,735

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$1.305	$1.265

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2005 and 2004
(Dollars in thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$32,316	$29,034
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,060	24,477
Deferred compensation amortization	1,770	1,774
Increase (decrease) in other liabilities	(1,399)	2,443
Increase in other assets	(4,772)	(6,938)
Increase (decrease) in accounts payable and accrued liabilities	(2,575)	3,773
(Increase) decrease in straight line rent	1,572	(489)
(Gain) loss on sales of real estate and impairments	(6,778)	567

Net cash provided by operating activities	51,194	54,641

Cash flows from investing activities:
Acquisition and development of real estate properties	(72,347)	(192,086)
Funding of mortgages and notes receivable	(64,026)	(1,553)
Proceeds from sales of real estate	130,079	4,902
Proceeds from mortgage and notes repayments	3,961	8,244

Net cash used in investing activities	(2,333)	(180,493)

Cash flows from financing activities:
Borrowings on notes and bonds payable	122,248	453,494
Repayments on notes and bonds payable	(110,726)	(275,928)
Dividends paid	(62,301)	(54,432)
Proceeds from issuance of common stock	869	1,497

Net cash provided by (used in) financing activities	(49,910)	124,631

Decrease in cash and cash equivalents	(1,049)	(1,221)
Cash and cash equivalents, beginning of period	2,683	4,917

Cash and cash equivalents, end of period	$1,634	$3,696

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated
Notes to Consolidated Financial Statements
June 30, 2005
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
     The following table represents the effect on net income and earnings per share for the three and six months ended June 30, 2005 and 2004, as if the Company had applied the fair value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$11,567	$14,216	$32,316	$29,034

Compensation expense for equity-based awards to employees under the fair value method	(154)	(125)	(405)	(237)

Pro-forma net income	$11,413	$14,091	$31,911	$28,797
Earnings per share, as reported
Basic	$0.25	$0.34	$0.70	$0.70
Assuming dilution	$0.24	$0.33	$0.68	$0.68
Pro-forma earnings per share
Basic	$0.25	$0.34	$0.69	$0.69
Assuming dilution	$0.24	$0.33	$0.67	$0.68

     During the three and six months ended June 30, 2005, the Company granted 0 and 30,529 shares, respectively of restricted stock to employees under its various benefit plans having a value at the date of grant of approximately $0 and $1.2 million, respectively. The shares have vesting periods ranging from 3 to 10 years, though the amortization period may be shorter for awards to certain officers having employment agreements which allow for accelerated vesting of shares upon retirement.
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
Retirement Plans
     The Company has retirement plans under which certain employees, as designated by the Compensation Committee of the Board of Directors, and the Company’s outside directors may receive retirement benefits. These benefits are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The plans are unfunded and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligation for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Benefit obligation, beginning of period	$6,877	$5,582	$6,615	$5,682
Service costs	150	122	300	244
Interest costs	102	89	204	178
Other	8	(10)	17	(294)
Actuarial gain (loss)	2	(28)	3	(55)

Benefit obligation, end of period	7,139	5,755	7,139	5,755
Unrecognized net actuarial gain	(1,020)	(632)	(1,020)	(632)

Net pension liability in accrued liabilities	$6,119	$5,123	$6,119	$5,123

Reclassifications
     Certain reclassifications have been made in the financial statements for the three and six months ended June 30, 2004 to conform to the 2005 presentation.
Note 2. Restatements
     During 2005, the Company concluded that previously issued financial statements should be restated. The results of operations for the years ended December 31, 2004, 2003, 2002 and interim periods for the years ended December 31, 2004 and 2003 were restated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note 3. Properties
     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of June 30, 2005, the Company had investments in 246 properties and mortgages located in 29 states as follows:

		Investments
	Number of Properties	(in thousands)	Percent
Medical office/Outpatient facilities	163	$1,306,418	67.8%
Assisted living facilities	32	171,716	8.9%
Skilled nursing facilities	32	185,465	9.6%
Inpatient rehabilitation facilities	9	156,495	8.1%
Independent living facilities	7	62,532	3.2%
Other inpatient facilities	3	32,569	1.7%
Corporate property	—	12,529	0.7%

	246	$1,927,724	100.0%

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
     During the second quarter of 2005, the Company acquired seven senior living properties in Tennessee and South Carolina totaling $45.3 million; invested $11.1 million in a joint venture related to three medical office buildings in Washington; and invested in a $10.8 million mortgage secured by leasehold interests in a group of assisted living facilities. The $11.1 million joint venture is accounted for using the equity method and the Company’s investment is included in “other assets” on the Company’s Consolidated Balance Sheet. Also, during the second quarter, a senior living operator exercised its remaining purchase option on 10 properties it leased from the Company by purchasing the tenth property for net proceeds to the Company of $12.1 million, including the repayment of certain receivables. This property comprised approximately $12.4 million ($10.4 million, net) of the Company’s real estate properties as of December 31, 2004. The Company recognized a gain of approximately $1.2 million from the sale of this property. Also, a second senior living operator exercised its purchase options on five properties it leased from the Company producing net proceeds to the Company totaling $53.2 million, including the repayment of certain receivables. The five properties covered by the purchase comprised approximately $50.3 million ($42.1 million, net) of the Company’s real estate properties as of December 31, 2004. The Company recognized a gain of approximately $0.2 million from the sale of the five properties. Finally, during the second quarter of 2005, a $2.9 million mortgage note receivable secured by an assisted living facility in South Carolina was repaid in full, a 19,000 square foot comprehensive ambulatory care center in Florida was sold for $1.9 million, resulting in a $0.7 million impairment charge, and the Company sold a land parcel in Texas for $2.0 million, resulting in no gain or loss.
Purchase Options
     The Company had real estate investments in properties totaling approximately $218.3 million, which contain options with various conditions, terms, timing, and duration to purchase that were exercisable by the respective operators or lessees that had not been exercised as of June 30, 2005.
     See the discussion in Note 7, “Subsequent Events,” regarding the exercise of purchase options subsequent to June 30, 2005.

Note 4. Notes and Bonds Payable
     Notes and bonds payable at June 30, 2005 consisted of the following (in thousands):

Unsecured Credit Facility due 2006	$34,000
Senior Notes due 2006	29,400
Senior Notes due 2011, net	311,056
Senior Notes due 2014, net	298,645
Mortgage notes payable	57,596
Other note payable	583

$731,280

     At June 30, 2005, the Company was in compliance with the covenant requirements under its various debt instruments, except that the Company had not timely reported financial information for the year ended December 31, 2004 and the quarter ended March 31, 2005 as required under covenants related to its various debt instruments. The Company obtained a waiver from its lenders under its Unsecured Credit Facility due 2006 to waive the financial reporting requirements through November 30, 2005 but was not required to obtain waivers for its other debt instruments.
Unsecured Credit Facility due 2006
     In 2003, the Company entered into a $300.0 million credit facility (the “Unsecured Credit Facility due 2006”) with a syndicate of 12 banks, which may be increased to $350.0 million during the first two years at the Company’s option, subject to it obtaining additional capital commitments from the banks. The credit facility matures in October 2006, but the term may be extended one additional year. Rates for borrowings under the Unsecured Credit Facility due 2006 are, at the Company’s option, LIBOR based or based on the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate and can vary based on the Company’s debt rating. At June 30, 2005, the weighted average rate was 4.44%. In addition, the Company pays a facility fee of 0.35% on the commitment that may also fluctuate based on the Company’s debt rating. The Unsecured Credit Facility due 2006 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. The Company had borrowing capacity remaining, under its financial covenants, of $208.9 million under the facility at June 30, 2005.
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
Senior Notes due 2011
     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes, offsetting the increase in the spread over LIBOR. At June 30, 2005, the aggregate fair value of the current swaps, $2.1 million, is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s Consolidated Balance Sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s Consolidated Income Statement.
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
Mortgage Notes Payable
     At June 30, 2005, the Company had outstanding twelve mortgage notes payable, with the related collateral, as follows (dollars in millions):

						Investment in	Contractual
		Effective				Collateral at	Balance at
	Original	Interest	Maturity	Number of Notes		June 30,	June 30,
	Balance	Rate	Date	Payable	Collateral	2005	2005
Life Insurance Co.	$23.3	7.765%	7/26	1	Medical office building	$45.8	$21.0
Life Insurance Co.	4.7	7.765%	1/17	1	Medical office building	11.0	3.5
Commercial Bank	35.0	7.220%	5/11	8	Ten medical office buildings	79.7	23.8
Commercial Bank	5.6	5.550%	4/31	1	Skilled nursing facility	10.0	5.3
Commercial Bank	4.0	8.000%	4/32	1	Skilled nursing facility	8.0	4.0

				12		$154.5	$57.6

     The $23.3 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due in January 2017. The eight notes totaling $35.0 million are fully amortizing notes payable in monthly installments of principal and interest and mature in May 2011. The $5.6 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in April 2031. The $4.0 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in April 2032. The contractual interest rates for the twelve outstanding mortgage notes ranged from 5.5% to 8.50% at June 30, 2005.
Other Note Payable
     In 1999, the Company entered into a $7.0 million note with a commercial bank. This note bears interest at 7.53% and is payable in equal semi-annual installments of principal and interest. This note was repaid in full in July 2005.
Other Long Term Debt Information
     The Company paid interest of $23.4 million and $12.3 million, respectively, for the three months ended June 30, 2005 and 2004, and $24.7 million and $17.7 million, respectively, for the six months ended June 30, 2005 and 2004. The Company capitalized interest of approximately $485,000 and $316,000, respectively, for the three months ended June 30, 2005 and 2004, and $924,000 and $592,000, respectively, for the six months ended June 30, 2005 and 2004.
     In the Company’s 1998 acquisition of Capstone Capital Corporation (“Capstone”), it acquired four interest rate swaps previously entered into by Capstone. In order to set the liabilities assumed by the Company, the Company, concurrently with the acquisition, acquired off-setting swaps. The remaining liability as of June 30, 2005 and 2004 was $0.5 million and $0.7 million, respectively.
Note 5. Commitments and Contingencies
Construction in Progress
     As of June 30, 2005, the Company had an investment of approximately $6.7 million in a land parcel in Hawaii. The Company anticipates it will begin construction during 2006 on a medical office building on the land.
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
Note 6. Earnings Per Share
     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128, “Earnings Per Share,” for the three and six months ended June 30, 2005 and 2004 (dollars in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted Average Shares
Weighted Average Shares Outstanding	47,751,015	43,048,851	47,734,070	43,030,610
Unvested Restricted Stock Shares	(1,274,626)	(1,307,476)	(1,290,431)	(1,306,857)

Weighted Average Shares — Basic	46,476,389	41,741,375	46,443,639	41,723,753

Weighted Average Shares — Basic	46,476,389	41,741,375	46,443,639	41,723,753
Dilutive effect of Restricted Stock Shares	877,848	828,743	882,523	837,859
Dilutive effect of Employee Stock Purchase Plan	49,079	42,156	49,733	61,123

Weighted Average Shares — Diluted	47,403,316	42,612,274	47,375,895	42,622,735

Earnings per Common Share
Income from Continuing Operations	$8,959	$11,781	$19,934	$23,396
Discontinued operations	2,608	2,435	12,382	5,638

Net income	$11,567	$14,216	$32,316	$29,034

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.19	$0.28	$0.43	$0.56

Discontinued Operations per common share	$0.06	$0.06	$0.27	$0.14

Net income per common share	$0.25	$0.34	$0.70	$0.70

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.19	$0.28	$0.42	$0.55

Discontinued Operations per common share	$0.05	$0.05	$0.26	$0.13

Net income per common share	$0.24	$0.33	$0.68	$0.68

Note 7. Subsequent Events
Common Stock Dividend
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
Asset Acquisitions and Dispositions
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
Executive Overview
     The Company continues to be well-positioned from a capital structure and liquidity viewpoint by maintaining a conservative debt-to-book capitalization ratio, by maintaining capacity on its unsecured credit facility due 2006 ($34.0 million outstanding with $208.9 million remaining capacity as of June 30, 2005 under its financial covenants), and by continuing to review and restructure maturities on its debt commitments (no significant repayments on long-term debt until the year 2011). As of September 30, 2005, the Company had $49.0 million outstanding on its unsecured credit facility due 2006 and had borrowing capacity remaining, under its financial covenants, of $179.0 million.
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
      The exercise of the purchase options noted above is largely a function of the historically low interest rate environment. In each case, the operator or sponsor was able to replace higher rate lease or support obligations to the Company with lower rate mortgage debt. The Company cannot predict whether additional purchase options will be exercised, but the Company has not received notice of exercise of any other purchase options through November 15, 2005. The Company has real estate investments in properties totaling approximately $218.3 million at June 30, 2005, which contain options with various conditions, terms, timing, and duration to purchase that have not been exercised.
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
FAS 141,“Business Combinations”
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
Variable Interest Entities
     Included in the Company’s Consolidated Financial Statements for the three months ended June 30, 2005 and 2004 are the assets, liabilities and results of operations of variable interest entities (“VIEs”) related to six senior living properties owned by the Company. The Company has contractual lease and note arrangements with the VIEs and records on its books rental and interest revenue related to these arrangements. However, in consolidation, these amounts are eliminated against the rental and interest expense amounts on the VIEs books that are consolidated in the Company’s Consolidated Financial Statements. As a result, on a consolidated basis, what is reflected in the Company’s Consolidated Financial Statements are the operations of the VIEs rather than the rental income and interest income generated from the contractual lease and note arrangements the Company has with the VIEs.
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
     The table below reconciles FFO to net income for the three and six months ended June 30, 2005 and 2004. FFO for the three and six months ended June 30, 2004 has been restated. The restatement, described further in Note 2 to the Consolidated Financial Statements filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, decreased FFO by $1.5 million and $4.5 million, respectively, and decreased FFO per diluted common share by $0.04 and $0.11, respectively, for the three and six months ended June 30, 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2004		2004
(Dollars in thousands, except per share data)	2005	(Restated)	2005	(Restated)
Net income	$11,567	$14,216	$32,316	$29,034
Net (gain) loss on sales of real estate properties	(1,325)	567	(7,488)	567
Real estate depreciation and amortization	15,010	12,853	29,831	24,090

Total adjustments	13,685	13,420	22,343	24,657

Funds From Operations — Basic and Diluted	$25,252	$27,636	$54,659	$53,691

Funds From Operations Per Common Share — Basic	$0.54	$0.66	$1.18	$1.29

Funds From Operations Per Common Share — Diluted	$0.53	$0.65	$1.15	$1.26

Weighted Average Common Shares Outstanding — Basic	46,476,389	41,741,375	46,443,639	41,723,753

Weighted Average Common Shares Outstanding — Diluted	47,403,316	42,612,274	47,375,895	42,622,735

Results of Operations
Second Quarter 2005 Compared to Second Quarter 2004
     Net income for the quarter ended June 30, 2005 totaled $11.6 million, or $0.25 per basic common share ($0.24 per diluted common share), on total revenues from continuing operations of $61.7 million. This compares with net income of $14.2 million, or $0.34 per basic common share ($0.33 per diluted common share), on total revenues from continuing operations of $55.9 million for the quarter ended June 30, 2004.

     Total revenues from continuing operations for the quarter ended June 30, 2005 compared to the same period in 2004 increased $5.8 million or 10.3%. This increase was due mainly to the acquisition of $251.1 million of real estate properties during the second and third quarter of 2004; the acquisition of $45.3 million of real estate properties during 2005; the commencement of operations of two properties that were previously under construction; and the acquisition of $61.2 million of mortgage notes receivable during 2005, offset partially by the repayment of $55.4 million of mortgage notes receivable during 2004 and 2005. Total revenues for the quarter ended June 30, 2005 compared to the same period in 2004 were reduced by the reversal of a $2.1 million straight line rent receivable due to the restructuring of three leases with an operator.
     Total expenses for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 increased $8.6 million or 19.4% mainly for the reasons discussed below:
     • General and administrative expenses increased $1.1 million or 35.2% due mainly to additional audit fees accrued and additional payroll and benefits paid in 2005 due to additional employees and annual salary increases.
     • Property operating expenses increased $4.7 million or 35.7% due mainly to the acquisition of $251.1 million of real estate properties during the second and third quarter of 2004 and the commencement of operations of two properties that were previously under construction.
     • Depreciation and amortization expenses increased $3.0 million or 24.3% due mainly to the amortization of lease intangible assets recorded related to the acquisition of $251.1 million of real estate properties during the second and third quarter of 2004; the acquisition of $45.3 million of real estate properties during 2005; and the commencement of operations of two properties that were previously under construction.
     Income from discontinued operations totaled $2.6 million and $2.4 million, respectively, for the three months ended June 30, 2005 and 2004, which includes the results of operations and gains or impairments related to property disposals during 2004 and 2005. The Company disposed of two properties in 2004 and 17 properties in 2005.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     Net income for the six months ended June 30, 2005 totaled $32.3 million, or $0.70 per basic common share ($0.68 per diluted common share), on total revenues from continuing operations of $123.3 million. This compares with net income of $29.0 million, or $0.70 per basic common share ($0.68 per diluted common share), on total revenues from continuing operations of $104.7 million for the six months ended June 30, 2004.
     Total revenues from continuing operations for the six months ended June 30, 2005 compared to the same period in 2004 increased $18.6 million or 17.8% mainly for the reasons discussed below:
     • Master lease rental income increased $1.1 million or 2.9% due mainly to the acquisition of $45.3 million of real estate properties under master lease agreements during 2005.
     • Property operating income increased $19.3 million or 41.1% due mainly to the acquisition of $299.0 million of real estate properties during 2004 and the commencement of operations of two properties that were previously under construction.
     • Straight line rent decreased $1.8 million or 462.5% due mainly to the reversal of a $2.1 million straight line rent receivable due to the restructuring of three leases with an operator.

     • Mortgage interest income decreased $2.0 million or 35.2% due mainly to the repayment of $52.6 million of mortgage notes receivable during 2004 ($41.5 million during the third and fourth quarters of 2004), offset partially by the acquisition of $61.2 million of mortgage notes receivable during the first six months of 2005.
     • Other operating income increased $2.0 million or 13.2% due mainly to increases in revenues from the variable interest entities consolidated in the Company’s Consolidated Financial Statements.
     Total expenses for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 increased $22.1 million or 27.2% mainly for the reasons discussed below:
     • General and administrative expenses increased $0.9 million or 13.3% due mainly to additional audit fees accrued and additional payroll and benefits paid in 2005 due to additional employees and annual salary increases.
     • Property operating expenses increased $10.7 million or 44.6% due mainly to the acquisition of $299.0 million of real estate properties during 2004 and the commencement of operations of two properties that were previously under construction.
     • Other operating expenses increased $0.4 million or 6.1% due mainly to increases in expenses from the variable interest entities consolidated in the Company’s Consolidated Financial Statements.
     • Depreciation and amortization expenses increased $7.3 million or 31.7% due mainly to the amortization of lease intangible assets recorded related to the acquisition of $344.3 million of real estate properties during 2004 and 2005 and the commencement of operations of two properties that were previously under construction.
     Income from discontinued operations totaled $2.6 million and $2.4 million, respectively, for the three months ended June 30, 2005 and 2004, which includes the results of operations and gains or impairments related to property disposals during 2004 and 2005. The Company disposed of two properties in 2004 and 17 properties in 2005.
Liquidity and Capital Resources
Debt Obligations
     As discussed in more detail in Note 4 to the Consolidated Financial Statements, the Company is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows:

			Contractual
	Balance at		Interest	Interest
(dollars in thousands)	6/30/05	Maturity Date	Rate at 6/30/05	Payments	Principal Payments
Unsecured Credit Facility due 2006	$34,000	10/06	LIBOR + 1.10%	Quarterly	At maturity (1)
Senior Notes due 2006	29,400	4/06	9.49%	Semi-Annual	At maturity
Senior Notes due 2011, net	311,056	5/11	8.125%	Semi-Annual	At maturity
Senior Notes due 2014, net	298,645	4/14	5.125%	Semi-Annual	At maturity
Mortgage notes payable	57,596	5/11-4/32	5.55%-8.50%	Monthly	Monthly or at maturity
Other note payable	583	7/05	7.53%	Semi-Annual	At maturity

	$731,280

(1)	The Company pays a quarterly facility fee of 0.35% on the commitment that can change based on the Company’s credit rating.
     As of June 30, 2005, approximately 88% of the Company’s outstanding debt balances were due after 2010. The Company’s shareholders’ equity at June 30, 2005, totaled approximately $1.0 billion and its debt to total capitalization ratio, on a book basis, was approximately 0.43 to 1. For the six months ended June 30, 2005, the Company’s earnings covered fixed charges at a ratio of 1.78 to 1.00. At June 30, 2005, the Company had borrowing capacity of $208.9 million under the Unsecured Credit Facility due 2006.
     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s Investor Service, and Fitch Ratings, respectively.
     At June 30, 2005, the Company was in compliance with the covenant requirements under its various debt instruments, except that the Company had not timely reported financial information for the year ended December 31, 2004 and the quarter ended March 31, 2005 as required under covenants related to its various debt instruments. The Company obtained a waiver from its lenders under its Unsecured Credit Facility due 2006 to waive the financial reporting requirements through November 30, 2005 but was not required to obtain waivers for its other debt instruments.
     In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s balance sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. At June 30, 2005, the aggregate fair value of the current swaps, $2.1 million, is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s Consolidated Balance Sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s Consolidated Income Statement.
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
Security Deposits and Letters of Credit
     As of June 30, 2005, the Company had approximately $5.3 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Asset Acquisitions and Dispositions during the First and Second Quarters of 2005
     During the first quarter of 2005, the Company invested in three mortgages totaling $50.4 million. The mortgages are secured by two groups of skilled nursing facilities and a group of assisted living facilities. Also, during the first quarter of 2005, a senior living operator purchased nine of the ten properties it leased from the Company producing net proceeds to the Company totaling $58.9 million, including the repayment of certain receivables. These nine properties covered by the purchase options exercised by this operator comprised approximately $62.5 million ($50.8 million, net) of the Company’s real estate properties. The Company recognized a gain of approximately $6.1 million from the sale of these nine properties. Finally, the Company sold a comprehensive ambulatory care center in Florida for net proceeds totaling $4.8 million. The Company recognized an impairment charge related to the sale of approximately $25,000.
     During the second quarter of 2005, the Company acquired seven senior living properties in Tennessee and South Carolina totaling $45.3 million; invested $11.1 million in a joint venture related to three medical office buildings in Washington; and invested in a $10.8 million mortgage secured by leasehold interests in a group of assisted living facilities. The $11.1 million joint venture is accounted for using the equity method and the Company’s investment is included in “other assets” on the Company’s Consolidated Balance Sheet. Also, during the second quarter, a senior living operator exercised its remaining purchase option on 10 properties it leased from the Company by purchasing the tenth property for net proceeds to the Company of $12.1 million, including the repayment of certain receivables. This property comprised approximately $12.4 million ($10.4 million, net) of the Company’s real estate properties as of December 31, 2004. The Company recognized a gain of approximately $1.2 million from the sale of this property. Also, a second senior living operator exercised its purchase options on five properties it leased from the Company producing net proceeds to the Company totaling $53.2 million, including the repayment of certain receivables. The five properties covered by the purchase comprised approximately $50.3 million ($42.1 million, net) of the Company’s real estate properties as of December 31, 2004. The Company recognized a gain of approximately $0.2 million from the sale of the five properties. Finally, during the second quarter of 2005, a $2.9 million mortgage note receivable secured by an assisted living facility in South Carolina was repaid in full, a 19,000 square foot comprehensive ambulatory care center in Florida was sold for $1.9 million, resulting in a $0.7 million impairment charge, and the Company sold a land parcel in Texas for $2.0 million, resulting in no gain or loss.
Asset Acquisitions and Dispositions during the Third Quarter of 2005
     During the third quarter of 2005, the Company acquired an assisted living facility in Florida for $11.2 million. Also, a $1.3 million mortgage note receivable secured by a physician clinic in Florida was repaid in full.
Purchase Options Exercised
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

Construction in Progress
     As of June 30, 2005, the Company had an investment of approximately $6.7 million in a land parcel in Hawaii. The Company anticipates it will begin construction during 2006 on a medical office building on the land. The Company intends to fund this commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility due 2006, proceeds from sales of real estate properties, proceeds from repayments of mortgage notes receivable, or proceeds from capital market financing.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     During the three months ended June 30, 2005, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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
(b) Changes in Internal Control over Financial Reporting
     The Company has instituted effective improvements to internal controls over financial reporting, including identification of the need for additional personnel. On May 1, 2005, the Company hired a CPA with approximately 13 years of experience to fill the senior accounting manager vacancy and become the controller. In addition, the Company has hired a CPA with approximately 11 years of experience and was formerly an Audit Senior Manager with Ernst & Young LLP who will serve as the principal accounting officer. In the future, the principal accounting officer will ensure that each transaction will be reviewed in detail for compliance with all applicable accounting literature. Further, the function of the Company’s Investment Committee, which is comprised of the CEO, CFO, COO and General Counsel, has been expanded to include review and approval of restructurings, dispositions, and other significant transactions. This Committee meets regularly, analyzes and approves or disapproves the relevant transactions. The Committee considers whether the transactions fit the investment parameters and financial objectives of the Company. The Principal Accounting Officer will be a member of this committee to further ensure that accounting expertise is applied to such transactions.

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

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed July 27, 2004 and herby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ Scott W. Holmes
Scott W. Holmes
Senior Vice President and Chief Financial Officer
Date: November 30, 2005

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Specimen Stock Certificates (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to First Union National Bank, as Trustee (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company and Wachovia Bank, National Association (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed July 27, 2004 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004 and hereby incorporated by reference.