Form 10-Q
period 2005-09-30
HEALTHCARE REALTY TRUST INC
filed 2005-11-30
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
Yes ☑ No☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2005, 47,757,000 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST
INCORPORATED
FORM 10-Q
September 30, 2005

Part I. FINANCIAL INFORMATION
Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Real estate properties:
Land	$136,328	$137,470
Buildings, improvements and lease intangibles	1,674,619	1,660,690
Personal property	21,495	16,327
Construction in progress	6,819	18,826

	1,839,261	1,833,313
Less accumulated depreciation	(303,466)	(270,519)

Total real estate properties, net	1,535,795	1,562,794

Cash and cash equivalents	5,386	2,683

Mortgage notes receivable	95,648	40,321

Assets held for sale, net	7,981	61,246

Other assets, net	96,110	83,766

Total assets	$1,740,920	$1,750,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes and bonds payable	$741,564	$719,264

Accounts payable and accrued liabilities	44,951	28,279

Other liabilities	23,002	22,651

Total liabilities	809,517	770,194

Commitments	—	—

Stockholders’ equity:

Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; outstanding 47,757,000 – 2005 and 47,701,108,– 2004	478	477

Additional paid-in capital	1,220,170	1,218,137

Deferred compensation	(13,559)	(15,153)

Cumulative net income	583,714	542,733

Cumulative dividends	(859,400)	(765,578)

Total stockholders’ equity	931,403	980,616

Total liabilities and stockholders’ equity	$1,740,920	$1,750,810

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2004, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Three Months Ended September 30, 2005 and 2004
(Dollars in thousands, except per share data)
(Unaudited)

	2005	2004
REVENUES:
Master lease rental income	$18,908	$18,065
Property operating income	35,441	29,844
Straight-line rent	267	329
Mortgage interest income	2,624	1,953
Other operating income	9,735	9,593

	66,975	59,784

EXPENSES:
General and administrative	4,682	3,105
Property operating expenses	19,108	15,277
Other operating expenses	4,291	3,566
Interest	12,318	11,735
Depreciation	15,013	11,312
Amortization	3,063	2,775

	58,475	47,770

INCOME FROM CONTINUING OPERATIONS	8,500	12,014

DISCONTINUED OPERATIONS:
Income from discontinued operations	171	2,879
Gain (loss) on sale of real estate properties and (impairments), net	(6)	(37)

	165	2,842

NET INCOME	$8,665	$14,856

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.18	$0.27

Discontinued operations per common share	$0.01	$0.06

Net income per common share	$0.19	$0.33

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.18	$0.26

Discontinued operations per common share	$0.00	$0.06

Net income per common share	$0.18	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	46,484,410	44,958,369

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	47,443,704	45,866,536

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.660	$0.640

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2004, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
For The Nine Months Ended September 30, 2005 and 2004
(Dollars in thousands, except per share data)
(Unaudited)

	2005	2004
REVENUES:
Master lease rental income	$56,254	$54,351
Property operating income	101,133	76,195
Straight-line rent	(1,143)	718
Mortgage interest income	6,276	7,586
Other operating income	27,050	24,911

	189,570	163,761

EXPENSES:
General and administrative	12,006	9,566
Property operating expenses	53,609	39,072
Other operating expenses	11,879	10,716
Interest	35,920	32,511
Depreciation	38,858	31,850
Amortization	9,208	5,003

	161,480	128,718

INCOME FROM CONTINUING OPERATIONS	28,090	35,043

DISCONTINUED OPERATIONS:
Income from discontinued operations	6,118	9,452
Gain (loss) on sale of real estate properties and (impairments), net	6,773	(604)

	12,891	8,848

NET INCOME	$40,981	$43,891

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.60	$0.82

Discontinued operations per common share	$0.28	$0.21

Net income per common share	$0.88	$1.03

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.59	$0.80

Discontinued operations per common share	$0.27	$0.20

Net income per common share	$0.86	$1.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	46,457,378	42,809,829

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	47,399,383	43,711,648

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$1.965	$1.905

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2004, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2005 and 2004
(Dollars in thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$40,981	$43,891
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,882	39,557
Deferred compensation amortization	2,835	2,663
Increase in other liabilities	588	3,921
Increase in other assets	(8,938)	(5,128)
Increase in accounts payable and accrued liabilities	16,682	17,449
(Increase) decrease in straight line rent	1,305	(232)
(Gain) loss on sales of real estate and impairments	(6,773)	604

Net cash provided by operating activities	95,562	102,725

Cash flows from investing activities:
Acquisition and development of real estate properties	(89,825)	(338,760)
Funding of mortgages and notes receivable	(65,316)	(2,907)
Proceeds from sales of real estate	130,079	5,189
Proceeds from mortgage and notes repayments	5,674	30,096

Net cash used in investing activities	(19,388)	(306,382)

Cash flows from financing activities:
Borrowings on notes and bonds payable	163,248	508,494
Repayments on notes and bonds payable	(143,690)	(378,798)
Dividends paid	(93,822)	(84,941)
Proceeds from issuance of common stock	793	160,616
Debt issuance costs	0	(2,566)

Net cash provided by (used in) financing activities	(73,471)	202,805

Increase (decrease) in cash and cash equivalents	2,703	(852)
Cash and cash equivalents, beginning of period	2,683	4,917

Cash and cash equivalents, end of period	$5,386	$4,065

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2004, are an integral part of these financial statements.

Healthcare Realty Trust
Incorporated
Notes to Consolidated Financial Statements
September 30, 2005
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
     The following table represents the effect on net income and earnings per share for the three and nine months ended September 30, 2005 and 2004, as if the Company had applied the fair value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$8,665	$14,856	$40,981	$43,891
Compensation expense for equity-based awards to employees under the fair value method	(216)	(114)	(621)	(351)

Pro-forma net income	$8,449	$14,742	$40,360	$43,540
Earnings per share, as reported
Basic	$0.19	$0.33	$0.88	$1.03
Assuming dilution	$0.18	$0.32	$0.86	$1.00
Pro-forma earnings per share
Basic	$0.18	$0.33	$0.87	$1.02
Assuming dilution	$0.18	$0.32	$0.85	$1.00

      During the three and nine months ended September 30, 2005, the Company granted 0 and 30,529 shares, respectively of restricted stock to employees under its various benefit plans having a value at the date of grant of approximately $0 and $1.2 million, respectively. The shares have vesting periods ranging from 3 to 10 years, though the amortization period may be shorter for awards to certain officers having employment agreements which allow for accelerated vesting of shares upon retirement.
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
Retirement Plans
      The Company has retirement plans under which certain employees, as designated by the Compensation Committee of the Board of Directors, and the Company’s outside directors may receive retirement benefits. These benefits are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The plans are unfunded and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligation for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2005	2004	2005	2004

Benefit obligation, beginning of period	$7,139	$5,755	$6,615	$5,682
Service costs	149	132	449	385
Interest costs	102	94	306	268
Other	8	(10)	27	(306)
Actuarial gain (loss)	1	0	5	(58)

Benefit obligation, end of period	7,399	5,971	7,402	5,971
Unrecognized net actuarial gain	(1,044)	(643)	(1,047)	(643)

Net pension liability in accrued liabilities	$6,355	$5,328	$6,355	$5,328

Note 2. Restatements
      During 2005, the Company concluded that previously issued financial statements should be restated. The results of operations for the years ended December 31, 2004, 2003, 2002 and interim periods for the years ended December 31, 2004 and 2003 were restated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note 3. Properties
      The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of September 30, 2005, the Company had investments in 246 properties and mortgages located in 29 states as follows:

	Number of	Investments
	Properties	(in thousands)	Percent
Medical office/Outpatient facilities(1)	162	$1,311,795	67.5%
Assisted living facilities	33	182,849	9.4%
Skilled nursing facilities	32	185,212	9.5%
Inpatient rehabilitation facilities	9	156,495	8.0%
Independent living facilities	7	62,532	3.2%
Other inpatient facilities	3	32,569	1.7%
Corporate property	—	13,140	0.7%

	246	$1,944,592	100.0%

(1)  Includes assets held for sale totaling $9.7 million ($8.0 million, net) as of September 30, 2005.

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
Purchase Options
      The Company had real estate investments in properties totaling approximately $229.4 million, which contain options with various conditions, terms, timing, and duration to purchase that were exercisable by the respective operators or lessees that had not been exercised as of September 30, 2005.
      On September 29, 2005, a sponsor under a property operating agreement gave notice to the Company of its intent to purchase three properties under property operating agreements with the Company with a target closing date in December 2005. The three properties covered by the purchase options exercised by this operator comprised approximately $9.7 million ($8.0 million, net) of the Company’s real estate properties and accounted for approximately 0.6% of the Company’s revenues for the nine months ended September 30, 2005. These three properties are included in “Assets Held For Sale” on the Company’s Consolidated Balance Sheet. The Company expects to recognize a gain from the sale of these properties.
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

Note 4. Notes and Bonds Payable
     Notes and bonds payable at September 30, 2005 consisted of the following (in thousands):

Unsecured Credit Facility due 2006	$49,000
Senior Notes due 2006	29,400
Senior Notes due 2011, net	307,862
Senior Notes due 2014, net	298,676
Mortgage notes payable	56,626
Other note payable	0

$741,564

     At September 30, 2005, the Company was in compliance with the covenant requirements under its various debt instruments, except that the Company had not timely reported financial information for the year ended December 31, 2004 and the quarters ended March 31 and June 30, 2005 as required under covenants related to its various debt instruments. The Company obtained a waiver from its lenders under its Unsecured Credit Facility due 2006 to waive the financial reporting requirements through November 30, 2005 but was not required to obtain waivers for its other debt instruments.
Unsecured Credit Facility due 2006
     In 2003, the Company entered into a $300.0 million credit facility (the “Unsecured Credit Facility due 2006”) with a syndicate of 12 banks, which may be increased to $350.0 million during the first two years at the Company’s option, subject to it obtaining additional capital commitments from the banks. The credit facility matures in October 2006, but the term may be extended one additional year. Rates for borrowings under the Unsecured Credit Facility due 2006 are, at the Company’s option, LIBOR based or based on the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate and can vary based on the Company’s debt rating. At September 30, 2005, the weighted average rate was 4.81%. In addition, the Company pays a facility fee of 0.35% on the commitment that may also fluctuate based on the Company’s debt rating. The Unsecured Credit Facility due 2006 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. The Company had borrowing capacity remaining, under its financial covenants, of $179.0 million under the facility at September 30, 2005.
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
Senior Notes due 2011
     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes, offsetting the increase in the spread over LIBOR. At September 30, 2005, the aggregate fair value of the current swaps, $4.8 million, is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s Consolidated Balance Sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board Statement No. 133. As such, changes in fair value have had no impact on the Company’s Consolidated Income Statement.
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
Mortgage Notes Payable
     At September 30, 2005, the Company had outstanding twelve mortgage notes payable, with the related collateral, as follows (dollars in millions):

						Investment in	Contractual
		Effective				Collateral at	Balance at
	Original	Interest	Maturity	Number of Notes		Sept. 30,	Sept. 30,
	Balance	Rate	Date	Payable	Collateral	2005	2005

Life Insurance Co.	$23.3	7.765%	7/26	1	Medical office building	$45.9	$20.9
Life Insurance Co.	4.7	7.765%	1/17	1	Medical office building	11.0	3.5
Commercial Bank	35.0	7.220%	5/11	8	Ten medical office buildings	79.8	23.0
Commercial Bank	5.6	5.550%	4/31	1	Skilled nursing facility	10.0	5.2
Commercial Bank	4.0	8.000%	4/32	1	Skilled nursing facility	8.0	4.0

				12		$154.7	$56.6

     The $23.3 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in July 2026. The $4.7 million note is payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due in January 2017. The eight notes totaling $35.0 million are fully amortizing notes payable in monthly installments of principal and interest and mature in May 2011. The $5.6 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in April 2031. The $4.0 million note is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due in April 2032. The contractual interest rates for the twelve outstanding mortgage notes ranged from 5.5% to 8.50% at September 30, 2005.
Other Note Payable
     In 1999, the Company entered into a $7.0 million note with a commercial bank. This note bears interest at 7.53% and is payable in equal semi-annual installments of principal and interest. This note was repaid in full in July 2005.
Other Long Term Debt Information
     The Company paid interest of $1.8 million and $1.4 million, respectively, for the three months ended September 30, 2005 and 2004, and $26.6 million and $19.2 million, respectively, for the nine months ended September 30, 2005 and 2004. The Company capitalized interest of approximately $317,000 and

$352,000, respectively, for the three months ended September 30, 2005 and 2004, and $1.2 million and $0.9 million, respectively, for the nine months ended September 30, 2005 and 2004.
     In the Company’s 1998 acquisition of Capstone Capital Corporation (“Capstone”), it acquired four interest rate swaps previously entered into by Capstone. In order to set the liabilities assumed by the Company, the Company, concurrently with the acquisition, acquired off-setting swaps. The remaining liability as of September 30, 2005 and 2004 was $0.4 million and $0.5 million, respectively.
Note 5. Commitments and Contingencies
Construction in Progress
     As of September 30, 2005, the Company had an investment of approximately $6.8 million in a land parcel in Hawaii. The Company anticipates it will begin construction during 2006 on a medical office building on the land.
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
Note 6. Earnings Per Share
     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128, “Earnings Per Share,” for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Weighted Average Shares
Weighted Average Shares Outstanding	47,758,528	46,265,921	47,742,312	44,116,919
Unvested Restricted Stock Shares	(1,274,118)	(1,307,552)	(1,284,934)	(1,307,090)

Weighted Average Shares – Basic	46,484,410	44,958,369	46,457,378	42,809,829

Weighted Average Shares – Basic	46,484,410	44,958,369	46,457,378	42,809,829
Dilutive effect of Restricted Stock Shares	909,071	865,481	891,934	846,985
Dilutive effect of Employee Stock Purchase Plan	50,223	42,686	50,071	54,834

Weighted Average Shares – Diluted	47,443,704	45,866,536	47,399,383	43,711,648

Earnings per Common Share
Income from Continuing Operations	$8,500	$12,014	$28,090	$35,043
Discontinued operations	165	2,842	12,891	8,848

Net income	$8,665	$14,856	$40,981	$43,891

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.18	$0.27	$0.60	$0.82

Discontinued Operations per common share	$0.01	$0.06	$0.28	$0.21

Net income per common share	$0.19	$0.33	$0.88	$1.03

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.18	$0.26	$0.59	$0.80

Discontinued Operations per common share	$0.00	$0.06	$0.27	$0.20

Net income per common share	$0.18	$0.32	$0.86	$1.00

Note 7. Subsequent Events
Common Stock Dividend
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
Executive Overview
     The Company continues to be well-positioned from a capital structure and liquidity viewpoint by maintaining a conservative debt-to-book capitalization ratio, by maintaining capacity on its unsecured credit facility due 2006 ($49.0 million outstanding with $179.0 million remaining capacity as of September 30, 2005 under its financial covenants), and by continuing to review and restructure maturities on its debt commitments (no significant repayments on long-term debt until the year 2011).
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
     The exercise of the purchase options noted above is largely a function of the historically low interest rate environment. In each case, the operator or sponsor was able to replace higher rate lease or support obligations to the Company with lower rate mortgage debt. The Company cannot predict whether additional purchase options will we exercised, but the Company has not received notice of exercise of any other purchase options through November 15, 2005. The Company has real estate investments in properties totaling approximately $229.4 million at September 30, 2005, which contain options with various conditions, terms, timing, and duration to purchase that have not been exercised.
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
Variable Interest Entities
     Included in the Company’s Consolidated Financial Statements for the three months ended September 30, 2005 and 2004 are the assets, liabilities and results of operations of variable interest entities (“VIEs”) related to six senior living properties owned by the Company. The Company has contractual lease and note arrangements with the VIEs and records on its books rental and interest revenue related to these arrangements. However, in consolidation, these amounts are eliminated against the rental and interest expense amounts on the VIEs books that are consolidated in the Company’s Consolidated Financial Statements. As a result, on a consolidated basis, what is reflected in the Company’s Consolidated Financial Statements are the operations of the VIEs rather than the rental income and interest income generated from the contractual lease and note arrangements the Company has with the VIEs.
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
     The table below reconciles FFO to net income for the three and nine months ended September 30, 2005 and 2004. FFO for the three and nine months ended September 30, 2004 has been restated. The restatement, described further in Note 2 to the Consolidated Financial Statements filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, decreased (increased) FFO by ($0.9) million and $3.6 million, respectively, and decreased (increased) FFO per diluted common share by $(0.02) and $0.09, respectively, for the three and nine months ended September 30, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except per share data)		2004		2004
	2005	(Restated)	2005	(Restated)

Net income	$8,665	$14,856	$40,981	$43,891
Net (gain) loss on sales of real estate properties	6	37	(7,483)	604
Real estate depreciation and amortization	17,889	14,782	47,721	38,871

Total adjustments	17,895	14,819	40,238	39,475

Funds From Operations – Basic and Diluted	$26,560	$29,675	$81,219	$83,366

Funds From Operations Per Common Share – Basic	$0.57	$0.66	$1.75	$1.95

Funds From Operations Per Common Share – Diluted	$0.56	$0.65	$1.71	$1.91

Weighted Average Common Shares Outstanding – Basic	46,484,410	44,958,369	46,457,378	42,809,829

Weighted Average Common Shares Outstanding – Diluted	47,443,704	45,866,536	47,399,383	43,711,648

Results of Operations
Third Quarter 2005 Compared to Third Quarter 2004
     Net income for the quarter ended September 30, 2005 totaled $8.7 million, or $0.19 per basic common share ($0.18 per diluted common share), on total revenues from continuing operations of $67.0 million. This compares with net income of $14.9 million, or $0.33 per basic common share ($0.32 per diluted common share), on total revenues from continuing operations of $59.8 million for the quarter ended September 30, 2004.

     Total revenues from continuing operations for the quarter ended September 30, 2005 compared to the same period in 2004 increased $7.2 million or 12.0%. This increase was due mainly to the acquisition of $133.0 million of real estate properties during the third quarter of 2004; the acquisition of $56.5 million of real estate properties during 2005; annual CPI or base rent increases; the commencement of operations of two properties that were previously under construction; and the acquisition of $61.2 million of mortgage notes receivable during 2005, offset partially by the repayment of $56.7 million of mortgage notes receivable during 2004 and 2005.
     Total expenses for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 increased $10.7 million or 22.4% mainly for the reasons discussed below:
     • General and administrative expenses increased $1.6 million or 50.8% due mainly to additional audit fees accrued, fees paid to the lenders under the unsecured credit facility due 2006 related to the waiver received for the untimely delivery of audited financial statements for the year ended December 31, 2004, additional payroll and benefits paid in 2005 due to additional employees and annual salary increases, and severance related expenses related to the elimination of four employee positions with the Company.
     • Property operating expenses increased $3.8 million or 25.1% due mainly to the acquisition of $133.0 million of real estate properties during the third quarter of 2004 and the commencement of operations of two properties that were previously under construction.
     • Other operating expenses increased $0.7 million or 20.3% due to increases in expenses from the variable interest entities consolidated in the Company’s Consolidated Financial Statements.
     • Interest expense increased $0.6 million or 5.0% due to increases in interest rates, a higher outstanding balance in 2005 than in 2004 on the unsecured credit facility due 2006, offset partially by a decrease in interest expense from the repayment of $20.3 million in 2005 on the senior notes due 2006.
     • Depreciation and amortization expenses increased $4.0 million or 28.3% due mainly to the amortization of lease intangible assets recorded related to the acquisition of $133.0 million of real estate properties during the third quarter of 2004; the acquisition of $56.5 million of real estate properties during 2005; and the commencement of operations of two properties that were previously under construction.
     Income from discontinued operations totaled $0.2 million and $2.8 million, respectively, for the three months ended September 30, 2005 and 2004, which includes the results of operations and gains or impairments related to property disposals during 2004 and 2005, as well as assets classified as held for sale. The Company disposed of two properties in 2004 and 17 properties in 2005, and classified three properties as held for sale as of September 30, 2005 that are targeted to close during the second quarter of 2006.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     Net income for the nine months ended September 30, 2005 totaled $41.0 million, or $0.88 per basic common share ($0.86 per diluted common share), on total revenues from continuing operations of $189.6 million. This compares with net income of $43.9 million, or $1.03 per basic common share ($1.00 per diluted common share), on total revenues from continuing operations of $163.8 million for the nine months ended September 30, 2004.

     Total revenues from continuing operations for the nine months ended September 30, 2005 compared to the same period in 2004 increased $25.8 million or 15.8% mainly for the reasons discussed below:
     • Master lease rental income increased $1.9 million or 3.5% due mainly to the acquisition of $56.5 million of real estate properties under master lease agreements during 2005, as well as, annual CPI or base rent increases.
     • Property operating income increased $24.9 million or 32.7% due mainly to the acquisition of $299.0 million of real estate properties during 2004 and the commencement of operations of two properties that were previously under construction.
     • Straight line rent decreased $1.9 million or 259.2% due mainly to the reversal of a $2.1 million straight line rent receivable due to the restructuring of three leases with an operator.
     • Mortgage interest income decreased $1.3 million or 17.3% due mainly to the repayment of $52.6 million of mortgage notes receivable during 2004 ($41.5 million during the third and fourth quarters of 2004), offset partially by the acquisition of $61.2 million of mortgage notes receivable during the first nine months of 2005.
     • Other operating income increased $2.1 million or 8.6% due mainly to increases in revenues from the variable interest entities consolidated in the Company’s Consolidated Financial Statements.
     Total expenses for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 increased $32.8 million or 25.5% mainly for the reasons discussed below:
     • General and administrative expenses increased $2.4 million or 25.5% due mainly to additional audit fees accrued, fees paid to the lenders under the unsecured credit facility due 2006 related to the waiver received for the untimely delivery of audited financial statements for the year ended December 31, 2004, additional payroll and benefits paid in 2005 due to additional employees and annual salary increases, and severance related expenses related to the elimination of four employee positions with the Company.
     • Property operating expenses increased $14.5 million or 37.2% due mainly to the acquisition of $299.0 million of real estate properties during 2004 and the commencement of operations of two properties that were previously under construction.
     • Other operating expenses increased $1.2 million or 10.9% due to increases in revenues from the variable interest entities consolidated in the Company’s Consolidated Financial Statements.
     • Interest expense increased $3.4 million or 10.5% due to increases in interest rates, a higher outstanding balance in 2005 than in 2004 on the unsecured credit facility due 2006, offset partially by a decrease in interest expense from the repayments of $20.3 million in each of the years 2005 and 2004 on the senior notes due 2006.
     • Depreciation and amortization expenses increased $11.2 million or 30.4% due mainly to the amortization of lease intangible assets recorded related to the acquisition of $355.6 million of real estate properties during 2004 and 2005 and the commencement of operations of two properties that were previously under construction.
     Income from discontinued operations totaled $12.9 million and $8.8 million, respectively, for the nine months ended September 30, 2005 and 2004, which includes the results of operations and gains or impairments related to property disposals during 2004 and 2005, as well as assets classified as held for sale. The Company disposed of two properties in 2004 and 17 properties in 2005, and classified three properties as held for sale as of September 30, 2005 that are targeted to close during the second quarter of 2006.
Liquidity and Capital Resources
Debt Obligations
      As discussed in more detail in Note 4 to the Consolidated Financial Statements, the Company is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows:

			Contractual
	Balance at		Interest	Interest
(dollars in thousands)	9/30/05	Maturity Date	Rate at 9/30/05	Payments	Principal Payments

Unsecured Credit Facility due 2006	$49,000	10/06	LIBOR + 1.10%	Quarterly	At maturity (1)
Senior Notes due 2006	29,400	4/06	9.49%	Semi-Annual	At maturity
Senior Notes due 2011, net	307,862	5/11	8.125%	Semi-Annual	At maturity
Senior Notes due 2014, net	298,676	4/14	5.125%	Semi-Annual	At maturity
Mortgage notes payable	56,626	5/11-4/32	5.55%-8.50%	Monthly	Monthly or at maturity

	$741,564

(1)	The Company pays a quarterly facility fee of 0.35% on the commitment that can change based on the Company’s credit rating.
      As of September 30, 2005, approximately 86% of the Company’s outstanding debt balances were due after 2010. The Company’s shareholders’ equity at September 30, 2005, totaled approximately $0.9 billion and its debt to total capitalization ratio, on a book basis, was approximately 0.44 to 1. For the nine months ended September 30, 2005, the Company’s earnings covered fixed charges at a ratio of 1.72 to 1.00. At September 30, 2005, the Company had borrowing capacity of $179.0 million under the Unsecured Credit Facility due 2006.
      The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s Investor Service, and Fitch Ratings, respectively.
      At September 30, 2005, the Company was in compliance with the covenant requirements under its various debt instruments, except that the Company had not timely reported financial information for the year ended December 31, 2004 and the quarters ended March 31 and June 30, 2005 as required under covenants related to its various debt instruments. The Company obtained a waiver from its lenders under its Unsecured Credit Facility due 2006 to waive the financial reporting requirements through November 30, 2005 but was not required to obtain waivers for its other debt instruments.
      In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s balance sheet. The fair value gain of $18.4 million is being amortized against interest expense over the remaining term of the notes offsetting the increase in the spread over LIBOR. At September 30, 2005, the aggregate fair value of the current swaps, $4.8 million, is combined with the principal balance of the Senior Notes due 2011 with an offsetting increase to other liabilities on the Company’s Consolidated Balance Sheet. The derivative instruments meet all requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in Financial Accounting Standards Board

Statement No. 133. As such, changes in fair value have had no impact on the Company’s Consolidated Income Statement.
Shelf Registration
      The Company may from time to time raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions. Due to the Company’s untimely filing of its Form 10-K for the year ended December 31, 2004 and Form 10-Q’s during 2005, the Company will not be eligible to issue securities under a Form S-3 for twelve months after the Company is current on its filings with the Securities and Exchange Commission. During that twelve-month period, the Company will not be able to issue securities under its existing shelf registration statements but it may access the capital markets using other forms of registration statements. Upon filing this Form 10-Q, the Company believes it will be current on all of its periodic filings.
Security Deposits and Letters of Credit
      As of September 30, 2005, the Company had approximately $5.9 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
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
Construction in Progress
     As of September 30, 2005, the Company had an investment of approximately $6.8 million in a land parcel in Hawaii. The Company anticipates it will begin construction during 2006 on a medical office building on the land. The Company intends to fund these commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility due 2006, proceeds from sales of real estate properties, proceeds from repayments of mortgage notes receivable, or proceeds from capital market financing.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
      During the three months ended September 30, 2005, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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