Form 10-K
period 2005-12-31
HEALTHCARE REALTY TRUST INC
filed 2006-03-07
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ______
Commission File Number: 1-11852

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	62-1507028 (I.R.S. Employer Identification No.)
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
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☑                 Accelerated filer ☐                 Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2005) of the Registrant held by non-affiliates on June 30, 2005 was approximately $1,783,279,568.
     As of January 31, 2006, 47,768,148 shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s 2005 Annual Report to Shareholders are incorporated into Part II of this Report. Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2006 are incorporated into Part III of this Report.

PART I
Disclosure Regarding Forward-Looking Statements
     This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, that could significantly affect the Company’s current plans and expectations and future financial condition and results.
     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.
     Such risks and uncertainties include, among other things, the following risks including those described in more detail under the heading “Risk Factors,” beginning on page 19 of this report:
•	The availability of debt and equity capital with favorable terms and conditions;

•	The ability of the Company to invest its capital in quality properties on a timely basis;

•	A failure to pay dividends at current levels;

•	A failure to maintain an effective system of internal control over financial reporting;

•	Changes in the financial condition or corporate strategy of the Company’s tenants;

•	Business and general economic conditions;

•	The federal, state and local regulatory environment;

•	The possibility of underinsured or uninsured losses; and

•	The ability of the Company to maintain its qualification as a real estate investment trust (“REIT”).
Item 1. Business
Overview
     Healthcare Realty Trust Incorporated (“Healthcare Realty” or the “Company”) was incorporated in Maryland in 1993 and is a self-managed and self-administered REIT that integrates owning, acquiring, managing and developing income-producing real estate properties associated with the delivery of healthcare services throughout the United States. Additionally, the Company provides mortgage financing on healthcare facilities.
     The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to net income distributed to its shareholders. See “Federal Income Tax Information” below.
     The Company is one of the largest fully-integrated real estate companies focused on income-producing real estate properties related to the delivery of healthcare services focused primarily on medical office buildings and outpatient facilities. As of December 31, 2005, the Company had invested in real estate properties, including an investment in an unconsolidated limited liability company (“LLC”), as shown in the table below (dollars and square feet in thousands):

	Number of
	Investments	Investment Amounts		Square Feet

Owned properties:
Long-term net master leases
Medical office/outpatient facilities	56	$331,557	16.78%	2,143
Assisted living facilities	26	127,678	6.46%	887
Skilled nursing facilities	29	145,115	7.35%	974
Inpatient Rehab facilities	9	156,495	7.92%	726
Independent living facilities	7	63,299	3.20%	643
Other inpatient facilities	3	32,569	1.65%	216

	130	856,713	43.36%	5,589

Financial support agreements
Medical office/outpatient facilities	17	165,569	8.38%	1,184

	17	165,569	8.38%	1,184

Multi-tenanted with occupancy leases
Medical office/outpatient facilities	87	797,584	40.37%	5,681

	87	797,584	40.37%	5,681

Corporate property	—	13,175	0.67%	—

	—	13,175	0.67%	—

Total owned properties, excluding assets held for sale	234	1,833,041	92.78%	12,454

Assets held for sale
Medical office/outpatient facilities	3	26,108	1.32%	138

	3	26,108	1.32%	138

Total owned properties	237	1,859,149	94.10%	12,592

Mortgage loans:
Assisted living facilities	8	59,826	3.03%
Skilled nursing facilities	3	39,969	2.03%
Independent living facility	1	6,000	0.30%

	12	105,795	5.36%

Unconsolidated LLC investment:
Medical office/outpatient facilities	1	10,720	0.54%

	1	10,720	0.54%

Total real estate investments	250	$1,975,664	100.00%

     At December 31, 2005, the Company provided property management services for 138 healthcare-related properties nationwide, totaling approximately 7.3 million square feet. The Company intends to maintain a portfolio of properties and mortgage notes receivable that are focused predominantly on the outpatient services and medical office segments of the healthcare industry, which are diversified by tenant, geographic location and facility type.
     As of December 31, 2005, the weighted average remaining lease term pursuant to the long-term master leases, financial support agreements, and multi-tenanted occupancy leases was approximately 5.93 years, with expiration dates ranging from 2006 to 2022.
     As of December 31, 2005, the weighted average remaining maturity of the mortgage notes receivable portfolio was approximately 1.84 years with expiration dates ranging from 2006 to 2009. Interest rates on the mortgage notes receivable at December 31, 2005 ranged from 9.83% to 13.29%. Most of the mortgage notes receivable interest rates are increased annually by a flat rate increase or by increases in the Consumer Price Index or LIBOR rates. The mortgage notes receivable portfolio increased, net, approximately $65.5 million, or 162%, from December 31, 2004 to December 31, 2005. This increase was the result of the Company’s reinvestment of proceeds from properties sold during 2005 pursuant to purchase options.
Business Strategy
     Healthcare Realty’s strategy is to be a full-service provider of integrated real estate solutions to quality healthcare providers. Consistent with this strategy, the Company seeks to provide a broad spectrum of services needed to own, acquire, manage, finance and develop healthcare properties, including: leasing, construction, property management, market research, tenant coordination and financial services.
     The Company acquires or develops income-producing real estate properties associated with a large group of diverse healthcare providers in markets where the respective healthcare provider maintains a strong presence. Management believes that the Company has a strategic advantage in providing its services to a diverse group of healthcare providers because the Company is not and does not expect to be affiliated with any healthcare provider. Management believes that diversification reduces the Company’s potential exposure to unsuccessful healthcare service strategies and to a concentration of credit risk with any one healthcare provider. Only one healthcare provider (HealthSouth Corporation at 10%) accounted for 10% or more of the Company’s revenues during the year ended December 31, 2005.
     As of December 31, 2005, approximately 53% of the Company’s real estate investments consisted of properties leased to unaffiliated lessees pursuant to long-term net master lease agreements or financial support agreements. Approximately 40% were multi-tenanted properties with occupancy leases, but without other financial support agreements. The Company’s master leases and financial support agreements are generally designed to ensure the continuity of revenues and coverage of costs and expenses relating to the properties by the tenants and the sponsoring healthcare operators. The Company’s recent medical office real estate acquisitions have not had master lease or financial support arrangements with the health systems on whose campuses the acquired properties are located. Rather, the income from such investments is derived solely from rents paid by the occupying tenant, which include physician practices and hospital outpatient operations under leases of varying terms. While such arrangements do not provide the Company with the ability to seek recourse from a healthcare sponsor, they generally allow the Company to manage rents more profitably. The Company expects this trend to continue.
     The Company focuses predominantly on outpatient healthcare facilities, which are designed to provide medical services outside of traditional inpatient hospital settings. Management believes the outpatient services segment of the healthcare industry provides the most cost-effective delivery setting and, because of increasing cost pressures, along with technological advances and a heightened focus on preventive medicine, this segment of the healthcare-related real estate market offers the greatest potential for future growth. The Company also invests selectively in properties associated with the senior living and nursing home industries and will continue to selectively invest in properties in that healthcare sector. During 2005, 22% of the Company’s real property investments were in senior living properties and this trend is likely to continue in 2006.
     Where the Company engages in construction projects, it must provide funding to build facilities on property owned or leased by the Company. In most construction transactions, the Company acts as developer and owner and has approval authority with regard to plans, specifications, budgets and time schedules for the completion of the construction of the property.
Purchase Options
     A sponsor under a property operating agreement and a lessee had given notice to the Company of their intent to purchase three properties under a property operating agreement and one property under a lease with the Company, respectively, which had not yet closed as of December 31, 2005. The three properties under the property operating agreement, which the Company had a $9.7 million ($8.0 million, net) investment as of December 31, 2005 were purchased by the sponsor in January 2006. The remaining property under a lease, in which the Company had a $16.4 million ($13.4 million, net) investment as of December 31, 2005, is scheduled to close during the second quarter of 2006. See Note 3 to the Consolidated Financial Statements, incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K, for more details.
     As of December 31, 2005, the Company had a gross investment of approximately $205.0 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators and lessees that had not been exercised. The majority of the outstanding purchase options have been exercisable for a number of years prior to 2005, but have not been exercised. Historically, the Company had not experienced many purchase option exercises, but with the historically low interest rate environment during 2005, several operators exercised their options. On a probability-weighted measure, the Company estimates that approximately $34.0 million of the options exercisable at December 31, 2005 may be exercised in the future. During 2006, additional purchase options become exercisable on properties in which the Company has a gross investment of approximately $15.7 million. The Company anticipates, on a probability-weighted measure, that approximately $4.6 million of these additional options may also be exercised in the future. Although other properties may have purchase options exercisable in 2007 and beyond, the Company does not believe it can reasonably estimate the probability of exercise on these purchase options.
Acquisitions, Dispositions and Mortgage Repayments during 2005
   2005 Acquisitions
     During 2005, the Company acquired eight senior living facilities for $47.1 million, invested $11.1 million in a limited liability company which acquired three medical office buildings, and acquired or originated $72.0 million in six mortgage notes receivable.
   2005 Dispositions
     During 2005, the Company disposed of 17 properties and a land parcel for net proceeds totaling approximately $133.3 million and two mortgage notes receivable were repaid for net proceeds totaling approximately $4.2 million.
     The proceeds from the dispositions were used mainly to fund the acquisitions during the year. See Note 4 to the Consolidated Financial Statements, incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K, for more details on the Company’s acquisition and disposition activity during 2005.
Contractual Obligations
     As of December 31, 2005, the Company had long-term contractual obligations of approximately $1.4 billion. For a more detailed description of these contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations,” incorporated by reference to Exhibit 13 to this Annual Report on Form 10-K.
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

     Although the Company is not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, its leases and subleases must be negotiated at arm’s length for fair market value rental rates. To the extent that a healthcare provider leases space from the Company and, in turn, subleases space to physicians or other referral sources at less than fair market value rental rate, the Anti-Kickback Statute (a provision of the Social Security Act addressing illegal remuneration) and the Stark Law (the federal physician self-referral law) could be implicated. The Company’s leases require the lessees to agree to comply with all applicable laws.
     A significant portion of the revenue of healthcare providers is derived from government reimbursement programs, such as the federal Medicare program and the joint federal and state Medicaid program. Although lease payments to the Company are not directly affected by the level of government reimbursement, to the extent that changes in these programs adversely affect healthcare providers, such changes could have an impact on their ability to make lease payments to the Company. The Medicare program is highly regulated and subject to frequent evaluation and change. Fundamental changes in the Medicare program have resulted in a challenging operating environment for healthcare providers. Despite changes in Medicare reimbursement and other regulatory requirements from year to year, the Company expects healthcare providers to continue to adjust to new operating challenges, as they have in the past, by increasing operating efficiency and modifying their strategies for profitable operations and growth.
     Considerable uncertainties surround the future growth of payment levels under government reimbursement programs. Medicaid growth rates have been lowered in some states with budgetary concerns, and the policy for federal contributions to states will undergo reform in 2006 and 2007, which is expected to reduce future federal Medicaid spending growth. On February 13, 2006, the President signed into law the Deficit Reduction Act of 2005 (the “Deficit Reduction Act”). The Deficit Reduction Act is expected to result in a reduction of $4.7 billion in Medicaid spending growth over the next five years, including reductions in Medicaid pharmacy reimbursement, tightened asset transfer rules that determine eligibility for long-term care, and additional flexibility for states to raise beneficiary co-payments or reduce benefits. The Deficit Reduction Act also is expected to result in a reduction of $6.4 billion in Medicare spending growth over the next five years, in the form of reimbursement changes to ambulatory surgery centers and diagnostic imaging providers, no inflation update for home health providers in 2006, and the adoption of a risk-adjustment payment policy for Medicare managed care payers. However, the Deficit Reduction Act will prevent a cut in Medicare payment rates to physicians and extend the implementation date of stricter admissions criteria for Medicare patients in inpatient rehabilitation facilities. In addition, the Deficit Reduction Act will not reduce the inflationary increases in annual Medicare reimbursement rates for acute care, skilled nursing, inpatient rehabilitation and select other providers through 2007, as were originally enacted by the Medicare Modernization Act of 2003. Congress may amend this policy if pressured to curb high rates of growth in Medicare spending (versus GDP growth), and if the Medicare operating margins of healthcare providers are deemed high enough to absorb a lower rate of growth.
     The Company believes that based on historical Medicare spending data, there is no direct correlation between high federal budget deficits and lower rates of growth in Medicare reimbursement to healthcare providers. Rather, Medicare spending growth seems to be more closely related to hospital profit margins. The highest increases in Medicare spending have occurred in years of low hospital profit margins, which have also happened to be years of high federal deficits. The Company believes that there could be a reversion back to smaller increases, which would allow significant Medicare savings while still providing increases in Medicare funding for healthcare providers. It is possible that future payment rates will not be sufficient to cover cost increases in providing services to patients. Reductions in the growth of government payments could have an adverse impact on healthcare providers’ financial condition and, therefore, could adversely affect the ability of providers to make rental payments.
     Loss by a facility of its ability to participate in government-sponsored programs because of licensing, certification or accreditation deficiencies or because of program exclusion resulting from violations of law would have material adverse effects on facility revenues.
   Legislative Developments
     Each year, legislative proposals are introduced in Congress and in some state legislatures that could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Among the proposals under consideration are cost controls on state and federal Medicaid and Medicare reimbursements, healthcare provider cost-containment and quality-control initiatives by public and private payors, the implementation of refinements to Medicare payment rates for skilled nursing facilities, the implementation of heightened restrictions on admissions to inpatient rehabilitation facilities, a permanent moratorium on physician ownership of new specialty hospitals, healthcare coverage for the uninsured, increased scrutiny of medical errors, tax credits for Health Savings Accounts, re-importation of pharmaceutical drugs, improvements in healthcare information technology, and limits on damages claimed in physician malpractice lawsuits. The Company cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on the Company’s business.

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
     Operations of the properties owned, developed or managed by the Company are and will continue to be subject to numerous federal, state, and local environmental laws, ordinances and regulations, including those relating to the following: the generation, segregation, handling, packaging and disposal of medical wastes; air quality requirements related to operations of generators, incineration devices, or sterilization equipment; facility siting and construction; disposal of non-medical wastes and ash from incinerators; and underground storage tanks. Certain properties owned, developed or managed by the Company contain, and others may contain or at one time may have contained, underground storage tanks that are or were used to store waste oils, petroleum products or other hazardous substances. Such underground storage tanks can be the source of releases of hazardous or toxic materials. Operations of nuclear medicine departments at some properties also involve the use and handling, and subsequent disposal of, radioactive isotopes and similar materials, activities which are closely regulated by the Nuclear Regulatory Commission and state regulatory agencies. In addition, several of the properties were built during the period asbestos was commonly used in building construction and other such facilities may be acquired by the Company in the future. The presence of such materials could result in significant costs in the event that any asbestos- containing materials requiring immediate removal and/or encapsulation are located in or on any facilities or in the event of any future renovation activities.
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
Employees
     As of December 31, 2005, the Company employed 215 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.

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
     However, the Company will be subject to federal income tax as follows:
•	The Company will be taxed at regular corporate rates on any undistributed “real estate investment trust taxable income,” including undistributed net capital gains.

•	Under certain circumstances, the Company may be subject to the “alternative minimum tax” on its items of tax preference, if any.

•	If the Company has (i) net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business, or (ii) other non-qualifying income from foreclosure property, it will be subject to tax on such income at the highest regular corporate rate.

•	Any net income that the Company has from prohibited transactions (which are, in general, certain sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax.

•	If the Company should fail to satisfy either the 75% or 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a percentage tax calculated by the ratio of REIT taxable income to gross income with certain adjustments multiplied by the gross income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test.

•	If the Company fails to distribute during each year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from preceding periods, then the Company will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.

•	In the event of a more than de minimis failure of any of the asset tests, as described below under “Asset Tests,” as long as the failure was due to reasonable cause and not to willful neglect, the Company files a description of each asset that caused such failure with the Internal Revenue Service (“IRS”), and disposes of the assets or otherwise complies with the asset tests within six months after the last day of the quarter in which the Company identifies such failure, the Company will pay a tax equal to the greater of $50,000 or 35% of the net income from the nonqualifying assets during the period in which the Company failed to satisfy the asset tests.

•	In the event the Company fails to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, and such failure is due to reasonable cause and not to willful neglect, the Company will be required to pay a penalty of $50,000 for each such failure.

•	To the extent that the Company recognizes gain from the disposition of an asset with respect to which there existed “built-in gain” upon its acquisition by the Company from a Subchapter C corporation in a carry-over basis transaction and such disposition occurs within a maximum ten-year recognition period beginning on the date on which it was acquired by the Company, the Company will be subject to federal income tax at the highest regular corporate rate on the amount of its “net recognized built-in gain.”

•	To the extent that the Company has net income from a taxable REIT subsidiary (“TRS”), the TRS will be subject to federal corporate income tax in much the same manner as other non-REIT Subchapter C corporations, with the exceptions that the deductions for interest expense on debt and rental payments made by the TRS to the Company will be limited and a 100% excise tax may be imposed on transactions between the TRS and the Company or the Company’s tenants that are not conducted on an arm’s length basis. A TRS is a corporation in which a REIT owns stock, directly or indirectly, and for which both the REIT and the corporation have made TRS elections.
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
     In addition, the Company must not manage its properties or furnish or render services to the tenants of its properties, except through an independent contractor from whom the Company derives no income or through a TRS unless (i) the Company is performing services that are usually or customarily furnished or rendered in connection with the rental of space for occupancy only and the services are of the sort that a tax-exempt organization could perform without being considered in receipt of unrelated business taxable income or (ii) the income earned by the Company for other services furnished or rendered by the Company to tenants of a property or for the management or operation of the property does not exceed a de minimis threshold generally equal to 1% of the income from such property. The Company self-manages some of its properties, but does not believe it provides services to tenants that are outside the exception. Should the Company want to provide additional services other than through an independent contractor, it could use a TRS entity and not jeopardize its REIT status.
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
     The Company may enter into hedging transactions with respect to one or more of its assets or liabilities. The Company’s hedging activities may include entering into interest rate swaps, caps and floors, options to purchase such items, and futures and forward contracts. Income and gain from “hedging transactions” will be excluded from gross income for purposes of the 95% gross income test (but not the 75% gross income test). A “hedging transaction” includes any transaction entered into in the normal course of the Company’s trade or business primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. The Company will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into. The Company intends to structure any hedging or similar transactions so as not to jeopardize its status as a REIT.
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
   Asset Tests
     At the close of each quarter of its taxable year, the Company must also satisfy four tests relating to the nature of its assets.

•	At least 75% of the value of the Company’s total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities.

•	Not more than 25% of the Company’s total assets may be represented by securities other than those includable in the 75% asset class.

•	Not more than 20% of the Company’s total assets may be represented by securities of one or more TRS.

•	Of the investments included in the 25% asset class, except for TRS, (i) the value of any one issuer’s securities owned by the Company may not exceed 5% of the value of the Company’s total assets, (ii) the Company may not own more than 10% of any one issuer’s outstanding voting securities and (iii) the Company may not hold securities having a value of more than 10% of the total value of the outstanding securities of any one issuer. Securities issued by affiliated qualified REIT subsidiaries (“QRS”), which are corporations wholly owned by the Company, either directly or indirectly, that are not TRS, are not subject to the 25% of total assets limit, the 5% of total assets limit or the 10% of a single issuer’s voting securities limit or the 10% of a single issuer’s value limit. Additionally, “straight debt” and certain other exceptions are not “securities” for purposes of the 10% of a single issuer’s value test. The existence of QRS are ignored, and the assets, income, gain, loss and other attributes of the QRS are treated as being owned or generated by the Company, for federal income tax purposes. The Company currently has 46 subsidiaries and other affiliates that it employs in the conduct of its business.
     If the Company meets the asset tests described above at the close of any quarter, it will not lose its status as a REIT because of a change in value of its assets unless the discrepancy exists immediately after the acquisition of any security or other property that is wholly or partly the result of an acquisition during such quarter. Where a failure to satisfy the asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of such quarter. The Company maintains adequate records of the value of its assets to maintain compliance with the asset tests and to take such action as may be required to cure any failure to satisfy the test within 30 days after the close of any quarter. Nevertheless, if the Company were unable to cure within the 30-day cure period, the Company may cure a violation of the 5% asset test or the 10% asset test so long as the value of the asset causing such violation does not exceed the lesser of 1% of the Company’s assets at the end of the relevant quarter or $10 million and the Company disposes of the asset causing the failure or otherwise complies with the asset tests within six months after the last day of the quarter in which the failure to satisfy the asset test is discovered. For violations due to reasonable cause and not due to willful neglect that are larger than this amount, the Company is permitted to avoid disqualification as a REIT after the 30-day cure period by (i) disposing of an amount of assets sufficient to meet the asset tests, (ii) paying a tax equal to the greater of $50,000 or the highest corporate tax rate times the taxable income generated by the non-qualifying asset and (iii) disclosing certain information to the IRS.
   Distribution Requirement
     In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (a) the sum of (i) 90% of the Company’s “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and the Company’s net capital gain) and (ii) 90% of the net income (after tax on such income), if any, from foreclosure property, over (b) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its “real estate investment trust taxable income,” it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make “required distributions” to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company’s distributions for 2005 were adequate to satisfy its distribution requirement.
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
   Other Legislation
     The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the maximum individual tax rate for long-term capital gains generally from 20% to 15% (for sales occurring after May 6, 2003 through December 31, 2008) and for dividends generally from 38.6% to 15% (for tax years from 2003 through 2008). Without future congressional action, the maximum tax rate on long-term capital gains will return to 20% in 2009, and the maximum rate on dividends will move to 35% in 2009 and 39.6% in 2011. Because a REIT is not generally subject to federal income tax on the portion of its REIT taxable income or capital gains distributed to its shareholders, distributions of dividends by a REIT are generally not eligible for the new 15% tax rate on dividends. As a result, the Company’s ordinary REIT dividends will continue to be taxed at the higher tax rates (currently, a maximum of 35%) applicable to ordinary income.
     Additionally, the American Jobs Creation Act of 2004 significantly affected REITs by providing for additional safe harbors and tests should a REIT determine that it is not in compliance with certain REIT qualification requirements. This act made it easier for a REIT to maintain REIT status should there be any current qualification issues as of a specific test date.
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
Available Information
     The Company makes available to the public free of charge through its internet website the Company’s Proxy Statements, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission. The Company’s internet website address is http://www.healthcarerealty.com.
     The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov.
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
Item 1A. Risk Factors
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
At other times, the Company may have limited access to capital, which would slow the Company’s growth.
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

A reduction in the Company’s dividends could reduce the market price of its stock.
     The ability of the Company to pay dividends is dependent upon its ability to maintain funds from operations and cash flow and to make accretive new investments. In addition, the Company is subject to financial covenant restrictions with its lenders that limit dividend payments. Although it has historically increased the dividend each quarter, the Company decided to maintain the quarterly dividend for the third and fourth quarters of 2005 at the same level as the second quarter. There can be no assurance that the Company will be able to resume its practice of increasing quarterly dividends or that it will be able to maintain dividend payments.
If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately or timely report its financial results.
     Management of the Company determined that internal control over financial reporting was ineffective as of December 31, 2004, because material weaknesses in the Company’s system of internal control over financial reporting existed as of such date. The Company has taken remedial measures to correct these material weaknesses and has concluded that its internal control over financial reporting was effective as of December 31, 2005. However, the Company can give no assurance that it will not have material weaknesses or significant deficiencies in its internal control over financial reporting in the future and it cannot be sure the remedial measures it has taken to correct the material weaknesses it identified in 2004 will ensure that the Company maintains adequate controls over its financial reporting processes in the future. An ineffective control environment, if not remedied, could result in a misstatement of the Company’s financial statements that could cause a delay in periodic filings with the SEC and such delay could cause a violation of debt covenants.
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
The Company’s revenues depend on the ability of its tenants and sponsors to generate sufficient income from their operations to make loan and rent payments to the Company.
     The Company’s revenues are subject to the financial strength of its tenants and sponsors. The Company has no operational control over the business of these tenants and sponsors who face a wide range of competitive and regulatory pressures and constraints. Such pressures and constraints could materially impair these tenants and sponsors and prevent them from making their loan and rent payments to the Company which may have a negative effect on the Company’s revenues.
If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates the facility, the Company would have to obtain another provider for the affected facility.
     If the Company loses a tenant or sponsor and is unable to attract another healthcare provider on a timely basis and on acceptable terms the Company’s revenues could suffer. In addition, many of the Company’s properties are special-purpose facilities that may not be easily adaptable to uses unrelated to healthcare. Transfers of operations of healthcare facilities are often subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

The Company may experience uninsured or underinsured losses related to casualty or liability.
     The Company generally requires its tenants to maintain comprehensive liability and property insurance that covers the Company as well as the tenants. The Company also carries comprehensive liability insurance and property insurance covering its owned and managed properties. Some types of losses, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligation related to the property. The Company cannot give assurance that material losses in excess of insurance proceeds will not occur in the future.
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
     In recent years, two of the Company’s larger clients (HealthSouth Corporation and Tenet Healthcare Corporation) have been subject to several federal and state civil and criminal enforcement actions and several related civil lawsuits. The Company has received all material amounts due from both HealthSouth and Tenet and has received no indication from either company that it will be unable to continue paying amounts owed to the Company under its current leases and financial support agreements. However, the Company can give no assurance that receipt of such amounts will continue or that other lessees will not have similar problems.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     In addition to the properties described under Item 1, “Business” and in Schedule III of Item 15 hereto, the Company leases its headquarters office space.
     The Company’s headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The Company’s current lease agreement, which commenced on November 1, 2003, covers approximately 30,934 square feet of rented space and expires on October 31, 2010, with two five-year renewal options. Annual base rent was approximately $549,000 in 2005 and increases approximately 3.25% annually thereafter.
Item 3. Legal Proceedings
     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The allegations in the suit relate to activities which occurred before the Company acquired Capstone in 1998. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October, 1998. None of the Capstone officers and directors remained in his or her position following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified compensatory and punitive damages. There is currently a stay on discovery in the case. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Securityholders
     No matter was submitted to a vote of shareholders during the fourth quarter of 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Shares of the Company’s Common Stock are traded on The New York Stock Exchange under the symbol “HR.” As of December 31, 2005, there were approximately 1,908 shareholders of record. The following table sets forth the high and low sales prices per share of Common Stock and the distributions declared and paid per share of Common Stock during the periods indicated.

			Distributions
			Declared and Paid per
	High	Low	Share
2005
First Quarter	$41.03	$35.25	$0.650
Second Quarter	39.91	35.83	0.655
Third Quarter	41.36	37.36	0.660
Fourth Quarter	40.19	31.01	0.660
2004
First Quarter	$43.15	$35.16	$0.630
Second Quarter	44.03	32.45	0.635
Third Quarter	40.03	35.47	0.640
Fourth Quarter	42.11	38.40	0.645
     Future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, the Company’s financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2005 about the Company’s Common Stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans including the 2003 Employees Restricted Stock Incentive Plan, the 2000 Employee Stock Purchase Plan, the 1994 Dividend Reinvestment Plan, and the 1995 Restricted Stock Plan for Non-Employee Directors.

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under Equity
	Be Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	in the First Column)
Equity compensation plans approved by security holders	158,026	—	1,387,776 (2)
Equity compensation plans not approved by security holders	0	—	2,031,384 (3)

Total	158,026	—	3,419,160

(1)	The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of Common Stock may be purchased at a per share price equal to 85% of the fair market value of the Common Stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

(2)	Includes securities available for future issuance under the 2000 Employee Stock Purchase Plan, the 1994 Dividend Reinvestment Plan, and the 1995 Restricted Stock Plan for Non-Employee Directors.

(3)	Includes securities available for future issuance under the 2003 Employees Restricted Stock Incentive Plan.

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
Item 6. Selected Financial Data
     The Company’s selected financial data, set forth in its 2005 Annual Report to Shareholders under the caption “Selected Financial Information,” is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Company’s information relating to management’s discussion and analysis of financial condition and results of operations set forth in the Company’s 2005 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the Company’s 2005 Annual Report to Shareholders, which is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 8. Financial Statements and Supplementary Data
     The Company’s financial statements and the related notes, together with the report of BDO Seidman, LLP thereon, set forth in the Company’s 2005 Annual Report to Shareholders, are incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Disclosure Controls and Procedures:

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
     Changes in the Company’s Internal Control over Financial Reporting:

     In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004, because of the material weaknesses identified in its Annual Report on Internal Control over Financial Reporting as of December 31, 2004. During the fourth quarter of 2005, the Company completed its remediation efforts with respect to those material weaknesses. During the second quarter of 2005, the Company hired a Certified Public Accountant (“CPA”) with approximately 13 years of experience to fill a senior accounting manager vacancy and perform the duties of the Controller, which includes an enhanced oversight of the accounting functions, financial statement preparation, and reconciliations. Also, during the fourth quarter of 2005, the Company hired a CPA with approximately 11 years of experience to serve as the Company’s Principal Accounting Officer (“PAO”), who became a permanent member of the Investment Committee, which reviews and approves all mortgage and real estate investments, dispositions, restructurings, and other real estate-related transactions. The PAO will ensure and document that each unusual, complicated, or non-routine transaction is reviewed in detail for compliance with all applicable accounting literature, and is the person to whom all accounting functions report. The PAO performs a review of the financial statements, footnotes, and filings with the Securities and Exchange Commission (“SEC”) for compliance with applicable accounting literature and SEC reporting requirements. The Company believes that the addition of these two positions provided the Company with the resources necessary to maintain effective internal control over financial reporting as of December 31, 2005.
     Management’s Annual Report on Internal Control Over Financial Reporting:
     Management’s Annual Report on Internal Control Over Financial Reporting, set forth in the Company’s 2005 Annual Report to Shareholders, is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Directors
     Information with respect to directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2006 under the caption “Election of Directors,” is incorporated herein by reference.
     Executive Officers
     The executive officers of the Company are:

Name	Age	Position
David R. Emery	61	Chairman of the Board & Chief Executive Officer
Scott W. Holmes	51	Senior Vice President & Chief Financial Officer
J. D. Carter Steele	57	Senior Vice President & Chief Operating Officer
John M. Bryant, Jr.	39	Senior Vice President & General Counsel
     Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for more than 35 years.
     Mr. Holmes is a licensed CPA and has served as the Chief Financial Officer since January 1, 2003 and was the Senior Vice President — Financial Reporting (principal accounting officer) from October 1998 until January 1, 2003. Prior to joining the Company, Mr. Holmes was Vice President — Finance and Data Services at Trigon HealthCare, Inc., an insurance company located in Virginia. Mr. Holmes was with Ernst & Young LLP for more than 13 years and has considerable audit and financial reporting experience relating to public companies.
     Mr. Steele has served as the Chief Operating Officer since January 1, 2003 and has held senior management positions relating to asset administration of the Company since May 1997. He serves as a point of contact for all issues related to real estate investments, due diligence advisory services and property management. Mr. Steele has over 20 years experience in structuring and executing real estate transactions. Mr. Steele is a former partner with the commercial real estate brokerage firm McWilliams & Steele in Nashville, Tennessee.
     Mr. Bryant became the Company’s Senior Vice President and General Counsel on November 1, 2003. From April 22, 2002 until November 1, 2003, Mr. Bryant was Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bryant was a shareholder with the law firm of Baker Donelson Bearman & Caldwell in Nashville, Tennessee.
Code of Ethics
     The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, as well as all directors, officers and employees of the Company. The Code of Ethics is posted on the Company’s website (www.healthcarerealty.com) and is available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Investor Relations: Healthcare Realty Trust Incorporated, 3310 West End Avenue, Suite 700, Nashville, Tennessee 37203. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s website.
Section 16(a) Compliance
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2006 under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Item 11. Executive Compensation
     Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2006 under the caption “Executive Compensation,” is incorporated herein by reference. The Comparative Performance Graph, the Compensation Committee Report on Executive Compensation and the Audit Committee Report also included in the Proxy Statement are expressly not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2006 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
     Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     Information relating to certain relationships and related transactions, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2006 under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2006 under the caption “Selection of Auditors – Audit and Non-Audit Fees,” is incorporated herein by reference.
Item 15. Exhibits and Financial Statement Schedules
     (a) Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
          (1) Financial Statements:
     The following financial statements of Healthcare Realty Trust Incorporated are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.
•	Consolidated Balance Sheets — December 31, 2005 and 2004.

•	Consolidated Statements of Income for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.

•	Notes to Consolidated Financial Statements.
          (2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts at December 31, 2005	S-1
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2005	S-2
Schedule IV — Mortgage Loans on Real Estate at December 31, 2005	S-3
     All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

          (3) Exhibits:

Exhibit
Number		Description of Exhibits
3.1	—	Second Articles of Amendment and Restatement of the Registrant.(1)

3.2	—	Amended and Restated Bylaws of the Registrant.(4)

4.1	—	Specimen stock certificate.(1)

4.2	—	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee).(7)

4.3	—	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee).(7)

4.4	—	Form of 8.125% Senior Note Due 2011.(7)

4.5	—	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee).(12)

4.6	—	Form of 5.125% Senior Note Due 2014.(12)

10.1	—	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated.(3)

10.2	—	Amended and Restated Executive Retirement Plan.(8)

10.3	—	Retirement Plan for Outside Directors.(1)

10.4	—	Executive Variable Incentive Compensation Plan.(5)

10.5	—	2000 Employee Stock Purchase Plan.(5)

10.6	—	Dividend Reinvestment Plan.(2)

10.7	—	2003 Employees Restricted Stock Incentive Plan.(8)

10.8	—	Amendment No. 1 to 2003 Employees Restricted Stock Incentive Plan.(11)

10.9	—	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated.(13)

10.10	—	Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated.(10)

10.11	—	Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated.(9)

10.12	—	Employment Agreement by and between J.D. Carter Steele and Healthcare Realty Trust Incorporated.(9)

10.13	—	Form of Note Purchase Agreement, dated as of March 1, 2000, pertaining to $70,000,000 aggregate principal amount of 9.49% Senior Notes due April 1, 2006.(6)

10.14	—	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named therein.(14)

10.15	—	Retirement Agreement, dated December 31, 2002, between Healthcare Realty Trust Incorporated and Timothy G. Wallace.(9)

11	—	Statement re computation of per share earnings (contained in Note 11 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2005 filed herewith as Exhibit 13).

13	—	Annual Report to Shareholders for the year ended December 31, 2005 (filed herewith).

Exhibit
Number		Description of Exhibits
21	—	Subsidiaries of the Registrant (filed herewith).

23	—	Consent of BDO Seidman, LLP, independent auditors (filed herewith).

31.1	—	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-72860) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2000 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.
Executive Compensation Plans and Arrangements
     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:
     1. 1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated (filed as Exhibit 10.1)
     2. Executive Retirement Plan, as amended (filed as Exhibit 10.2)
     3. Retirement Plan for Outside Directors (filed as Exhibit 10.3)
     4. Executive Variable Incentive Compensation Plan (filed as Exhibit 10.4)
     5. 2000 Employee Stock Purchase Plan (filed as Exhibit 10.5)

     6. 2003 Employees Restricted Stock Incentive Plan (filed as Exhibit 10.7)
     7. Amendment No. 1 to 2003 Employees Restricted Stock Incentive Plan (filed as Exhibit 10.8)
     8. Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated (filed as          Exhibit 10.9)
     9. Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (filed as Exhibit 10.10)
     10. Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated (filed as Exhibit 10.11)
     11. Employment Agreement by and between J. D. Carter Steele and Healthcare Realty Trust Incorporated (filed as Exhibit 10.12)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 1, 2006.

HEALTHCARE REALTY TRUST INCORPORATED

By: /s/ David R. Emery

David R. Emery Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery	Chairman of the Board and	March 1, 2006
David R. Emery	Chief Executive Officer (Principal Executive Officer)

/s/ Scott W. Holmes	Senior Vice President and	March 1, 2006
Scott W. Holmes	Chief Financial Officer (Principal Financial Officer)

/s/ Angela R. Hoke	Vice President and
Angela R. Hoke	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2006

/s/ Errol L. Biggs, Ph.D
Errol L. Biggs, Ph.D	Director	March 1, 2006

/s/ Charles Raymond Fernandez, M.D.
Charles Raymond Fernandez, M.D.	Director	March 1, 2006

/s/ Batey M. Gresham, Jr.
Batey M. Gresham, Jr.	Director	March 1, 2006

/s/ Marliese E. Mooney
Marliese E. Mooney	Director	March 1, 2006

/s/ Edwin B. Morris, III
Edwin B. Morris, III	Director	March 1, 2006

/s/ John Knox Singleton
John Knox Singleton	Director	March 1, 2006

/s/ Bruce D. Sullivan
Bruce D. Sullivan	Director	March 1, 2006

/s/ Dan S. Wilford
Dan S. Wilford	Director	March 1, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
     The audits referred to in our report dated February 28, 2006 relating to the consolidated financial statements of Healthcare Realty Trust Incorporated, which is contained in Item 8 of this Annual Report on Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.
     In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.
/s/ BDO Seidman, LLP
Memphis, Tennessee
February 28, 2006

Schedule II — Valuation and Qualifying Accounts at December 31, 2005
(Dollars in thousands)

			Additions
		Balance at	Charged to
		Beginning of	costs and	Charged to		Balance at
	Description	Period	expenses	other accounts(2)	Deductions(1)	End of Period
2005	Accounts and notes receivable allowance	$2,016	$1,308	$—	$1,326	$1,998

	Preferred stock investment reserve	1,000	—	—	—	1,000

		3,016	1,308	0	1,326	2,998

2004	Accounts and notes receivable allowance (3)	1,864	(212)	618	254	2,016

	Preferred stock investment reserve	1,000	—	—	—	1,000

		2,864	(212)	618	254	3,016

2003	Accounts and notes receivable allowance (3)	3,258	627	—	2,021	1,864

	Preferred stock investment reserve	1,000	—	—	—	1,000

		$4,258	$627	$—	$2,021	$2,864

(1)	Write-off of related receivable accounts.

(2)	Reserve on accounts receivable acquired in a foreclosure in 2004.

(3)	As disclosed in Note 1 to the Consolidated Financial Statements, certain reclassifications have been made as of and for the years ended December 31, 2004 and 2003 to conform to the 2005 presentation.

Healthcare Realty Trust, Inc.
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2005
(Dollars in thousands)

			Land			Buildings, Improvements, and CIP
				Costs Capitalized			Costs Capitalized				(1) (4)
	Number of		Initial	Subsequent to		Initial	Subsequent to		Personal	(3) (4)	Accumulated		Date	Date
	Properties	State	Investment	Acquisition	Total	Investment	Acquisition	Total	Property	Total Assets	Depreciation	Encumbrances	Acquired	Constructed

Medical Office / Outpatient Facilities	163	AL, AZ, CA, DC, FL, GA, HI, KS, LA, MD, MS, NV, PA, TN, TX, VA, WY	107,006	3,126	110,132	1,123,667	85,382	1,209,049	1,637	1,320,818	218,108	46,462	1993-2005	1905-2005; 2 Under Const. (2)

Assisted Living Facilities	26	AL, FL, GA, MO, MS, NC, OH, PA, TN, TX, VA	6,192	—	6,192	118,505	300	118,805	2,681	127,678	24,456	—	1998-2005	1972-2000

Independent Living Facilities	7	TN, TX	2,969	7	2,976	58,101	1,420	59,521	802	63,299	10,259	—	1998-2005	1987-1997

Inpatient Rehabilitation Facilities	9	AL, FL, PA, TX	5,835	—	5,835	150,660	—	150,660	—	156,495	31,491	—	1998	1983-1991

Other Inpatient Facilities	3	CA, MI, TX	6,123	150	6,273	26,296	—	26,296	—	32,569	6,786	—	1994-1998	1983-1989

Skilled Nursing Facilities	29	IN, MI, MO, OK, PA, SC, TN, VA	5,550	289	5,839	133,116	2,523	135,639	3,637	145,115	25,860	9,148	1993-2005	1950-1995

Total Real Estate	237		133,675	3,572	137,247	1,610,345	89,625	1,699,970	8,757	1,845,974	316,960	55,610

Corporate Property	—		—	—	—	—	—	—	13,175	13,175	3,527	—

Total Property	237		133,675	3,572	137,247	1,610,345	89,625	1,699,970	21,932	1,859,149	320,487	55,610

(1)	Depreciation is provided on buildings and improvements over average remaining lease life, 7.0, 31.5 or 39.0 years, lease intangibles over average remaining life of leases in place upon acquisition, and personal property over 3.0 or 7.0 years.

(2)	Development at 12/31/05.

(3)	Total assets at 12/31/05 have an estimated aggregate total cost of $1.7 billion for Federal Income Tax Purposes.

(4)	Includes assets held for sale at 12/31/05 of $26.1 million and accumulated depreciation of $4.7 million and at 12/31/04 of $74.9 million and accumulated depreciation of $13.6 million.

(5)	Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2005, 2004, and 2003:

	Year to Date Ending 12/31/05 (4)		Year to Date Ending 12/31/04 (4)		Year to Date Ending 12/31/03
	Total	Accumulated	Total	Accumulated	Total	Accumulated
	Property	Depreciation	Property	Depreciation	Property	Depreciation

Beginning Balance	$1,908,195	$284,155	$1,563,859	$232,536	$1,479,343	$192,231
Additions during the period:
Real Estate	82,851	59,352	352,150	54,520	87,688	42,185
Corporate Property	997	1,244	1,268	548	5,316	695
Construction in Progress	6,311	—	5,709	—	12,805	—
Retirements/dispositions:
Real Estate	(139,187)	(24,247)	(14,631)	(3,335)	(21,022)	(2,329)
Corporate Property	(18)	(17)	(160)	(114)	(271)	(246)

Ending Balance	$1,859,149	$320,487	$1,908,195	$284,155	$1,563,859	$232,536

Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2005
(dollars in thousands)

			Periodic	Original
	Interest	Maturity	Payment	Face	Carrying	Balloon
Description	Rate	Date	Terms	Amount	Amount (1)	Payment
Individual permanent mortgages in excess of 3% of the total carrying amount:

Skilled nursing facility located in Tennessee	10.09%	11/1/2013	(2)	12,380	12,635	12,380	(1)(3)
Assisted living facility located in Florida	10.08%	2/1/2009	(4)	6,300	5,748	5,365	(5)
Assisted living facility located in Florida	11.66%	1/1/2008	(4)	5,825	5,284	5,067	(5)
Assisted living facility located in California	9.83%	12/1/2005	(4)	5,300	4,732	4,732	(5)
Assisted living facility located in Arizona	12.05%	1/1/2007	(4)	4,805	4,524	4,449	(5)
Group of skilled nursing facilities located in Massachusetts	11.79%	1/31/2008	(7)	15,000	15,000	15,000	(8)
Group of assisted living facilities located in various states	10.00%	6/30/2008	(2)	10,800	10,800	10,800	(9)
Group of assisted living facilities in various states	10.00%	2/28/2008	(2)	21,426	21,426	21,426	(10)
Group of skilled nursing facilities in various states	13.29%	7/31/2009	(11)	14,000	12,333	4,000	(12)
Group of independent living facilities located in Indiana	12.00%	5/7/2009	(13)	6,000	6,000	6,000	(14)
Group of assisted living facilities in Georgia	12.50%	10/31/2008	(15)	4,750	4,750	4,750	(16)

Other mortgages less than 3% of the total carrying amount:
Assisted living facility located in Oregon	11.01%	2/13/2008	(4)	2,950	2,563	2,447	(6)

Total Mortgage Notes Receivable					$105,795

(1)	The Company received notice of the note holder’s intent to prepay this note. The Company expects that the note will be repaid in March 2006.

(2)	Interest only until maturity. Then principal is payable in full.

(3)	Prepayment penalty cannot be determined because future interest rate fluctuations are based on future Consumer Price Index.

(4)	Paid in monthly installments of principal and interest. Principal payable in full at maturity date. Amortized over 300 months.

(5)	Yield Maintenance Amount is defined generally as a percentage of the Principal Amount Being Prepaid x [(Present Value of the principal and Interest payments remaining to maturity at a discount rate) — (Principal Amount outstanding at the time of prepayment)].

(6)	Prepayment may be made after 5 years with the following penalties: 5% during sixth year, 4% during seventh loan year, 3% in eighth loan year, 2% during the ninth lease year, and 1% during the tenth lease year. Prepayment may be made after the tenth lease year without prepayment premium.

(7)	Interest only until August 2006, then principal balance amortized over 25 years. Amortization schedule to be determined at that time.

(8)	This note was prepaid in full in February 2006, following a 12-month lockout period on prepayment.

(9)	Prepayment may be made at any time after January 1, 2007 with at least nine months prior written notice.

(10)	Prepayment may not be made without prior written consent.

(11)	Paid in monthly installments of principal and interest. Principal payments based on payment schedule in loan document.

(12)	Lockout on prepayment for 36 months. From months 36 to 48, prepayment in whole, not in part, may be made with a 1% early termination fee. After this period, prepayment may be made without penalty given 15 day notice.

(13)	Interest only until December 2007, then principal balance amortized over 25 years. Amortization schedule to be determined at that time.

(14)	Lockout on prepayment for 21 months.

(15)	Interest only until February 2007, then principal balance amortized over 25 years. Amortization schedule to be determined at that time.

(16)	Lockout on prepayment for 15 months.

	Years Ended December 31,
	2005	2004	2003
Balance at beginning of period	$40,321	$91,835	$102,792
Additions during period:
New or acquired mortgages	71,976	1,260	28,952

	71,976	1,260	28,952

Deductions during period:
Scheduled principal payments	(2,180)	(562)	(743)
Mortgage repayments	(4,073)	(46,397)	(20,642)
Foreclosures and assignments	—	(6,242)	(18,524)
Amortization	(249)	427	—

	(6,502)	(52,774)	(39,909)

Balance at end of period	$105,795	$40,321	$91,835