Form 10-Q
period 2006-03-31
HEALTHCARE REALTY TRUST INC
filed 2006-05-09
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☑
          As of May 1, 2006, 47,807,038 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2006

Part I. FINANCIAL INFORMATION
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS

Real estate properties:
Land	$127,573	$133,195
Buildings, improvements and lease intangibles	1,654,032	1,670,884
Personal property	22,006	21,932
Construction in progress	9,217	7,030

	1,812,828	1,833,041
Less accumulated depreciation	(325,819)	(315,794)

Total real estate properties, net	1,487,009	1,517,247

Cash and cash equivalents	2,372	7,037

Mortgage notes receivable	94,026	105,795

Assets held for sale, net	36,819	21,415

Other assets, net	104,342	96,158

Total assets	$1,724,568	$1,747,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes and bonds payable	$764,837	$778,446

Accounts payable and accrued liabilities	37,536	30,774

Other liabilities	27,316	25,964

Total liabilities	829,689	835,184

Commitments	—	—

Stockholders’ equity:

Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; outstanding 47,807,038—2006 and 47,768,148—2005	478	478

Additional paid-in capital	1,221,996	1,220,522

Deferred compensation	(13,038)	(13,013)

Cumulative net income	607,896	595,401

Cumulative dividends	(922,453)	(890,920)

Total stockholders’ equity	894,879	912,468

Total liabilities and stockholders’ equity	$1,724,568	$1,747,652

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended March 31, 2006 and 2005
(Dollars in thousands, except per share data)
(Unaudited)

	2006	2005
REVENUES:
Master lease rental income	$19,953	$16,960
Property operating income	31,818	32,941
Straight-line rent	382	250
Mortgage interest income	3,056	1,337
Other operating income	8,759	8,423

	63,968	59,911

EXPENSES:
General and administrative	4,395	3,260
Property operating expenses	18,133	16,672
Other operating expenses	4,305	3,740
Bad debt expense	737	0
Interest	13,064	11,775
Depreciation	12,571	11,458
Amortization	2,877	3,063

	56,082	49,968

INCOME FROM CONTINUING OPERATIONS	7,886	9,943

DISCONTINUED OPERATIONS:
Income from discontinued operations	1,345	4,669
Gain on sales of real estate properties and impairments, net	3,264	6,136

	4,609	10,805

NET INCOME	$12,495	$20,748

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.17	$0.22

Discontinued operations per common share	$0.10	$0.23

Net income per common share	$0.27	$0.45

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.17	$0.21

Discontinued operations per common share	$0.09	$0.23

Net income per common share	$0.26	$0.44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	46,491,863	46,410,524

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	47,467,598	47,347,587

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.660	$0.650

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$12,495	$20,748
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,887	15,304
Deferred compensation amortization	956	898
FAS 123R stock compensation expense	227	0
Decrease in other liabilities	(742)	(648)
(Increase) decrease in other assets	1,805	(1,855)
Increase in accounts payable and accrued liabilities	7,606	8,220
Increase in straight-line rent receivable	(361)	(239)
Equity in losses from unconsolidated LLCs	15	0
Provision for bad debt	737	0
Gain on sales of real estate and impairments, net	(3,264)	(6,136)

Net cash provided by operating activities	35,361	36,292

Cash flows from investing activities:
Acquisition and development of real estate properties	(9,490)	(9,559)
Funding of mortgages and notes receivable	(16,494)	(50,726)
Investment in unconsolidated LLCs	(9,365)	0
Distributions from unconsolidated LLCs	212	0
Proceeds from sales of real estate	11,245	62,233
Proceeds from mortgages and notes receivable repayments	27,527	428

Net cash provided by investing activities	3,635	2,376

Cash flows from financing activities:
Borrowings on notes and bonds payable	110,000	18,000
Repayments on notes and bonds payable	(121,063)	(22,479)
Dividends paid	(31,533)	(31,024)
Proceeds from issuance of common stock	266	600
Debt issuance costs	(1,331)	0

Net cash used in financing activities	(43,661)	(34,903)

Increase (decrease) in cash and cash equivalents	(4,665)	3,765
Cash and cash equivalents, beginning of period	7,037	2,683

Cash and cash equivalents, end of period	$2,372	$6,448

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
Note 1. Significant Accounting Policies
Overview
     The accompanying unaudited Condensed Consolidated Financial Statements and Notes of Healthcare Realty Trust Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005. Management believes, however, that all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2006 due to many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effect of trends as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
     This interim financial information should be read in conjunction with the financial statements and MD&A included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005.
     Significant inter-company accounts and transactions have been eliminated in the Condensed Consolidated Financial Statements.
     The Company is in the business of owning, developing, managing, and financing healthcare-related properties. The Company is managed as one reporting unit for internal reporting purposes and for internal decision-making. Therefore, the Company has concluded that it operates as a single segment, as defined by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”
     Certain reclassifications have been made in the Condensed Consolidated Financial Statements for the three months ended March 31, 2005 to conform to the 2006 presentation. The Company has revised the capital expenditures reported in the investing portion of its cash flows, which were included in accounts payable at period end totaling approximately $2.4 million. This reclassification, along with other insignificant reclassifications, resulted in an increase to net cash provided by operating activities and a decrease to net cash provided by investing activities of approximately $2.55 million.
Stock Issued to Employees
     During 2006 and 2005, the Company issued and had outstanding various employee stock-based awards. These awards included restricted stock issued to employees pursuant to the 2003 Employees Restricted Stock Incentive Plan (the “Restricted Stock Plan”) and shares issued to employees pursuant to the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”). The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for twenty-seven months.
     Prior to 2006, the Company followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based awards to employees and followed the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 and superseded APB Opinion No. 25. This statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions, including employee stock purchase plans under certain conditions, but does not change the accounting guidance for share-based payment transactions with parties other than employees. This statement requires all share-based payments to employees to be recognized in the income statement based on their fair values. SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The Company has elected to follow the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.
     The compensatory nature of the Restricted Stock Plan and the determination of the related compensation expense under the provisions of SFAS No. 123R are consistent with the accounting treatment prescribed by APB Opinion No. 25. However, the look-back feature under the ESPP does not qualify for non-compensatory accounting treatment under SFAS No. 123R as it did under the provisions prescribed by APB Opinion No. 25, and, instead, requires fair value measurement using the Black-Scholes or other pricing model and the recognition of expense at each reporting period. The accounting for the look-back feature associated with the ESPP under SFAS No. 123R is consistent with the accounting prescribed by SFAS No. 123, and as interpreted in FASB Technical Bulletin (“FTB”) 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” Therefore, the compensation expense recognized upon adoption of SFAS No. 123R has been determined in the same manner that the pro forma compensation expense was calculated under SFAS No. 123, using the Black-Scholes model. During the first quarter of 2006, included in general and administrative expenses, the Company recognized approximately $227,000 of compensation expense related to the January 1, 2006 grant of options to purchase shares under the ESPP. The Company issues ESPP grants once a year during the first quarter, and thus does not anticipate any additional compensation expense related to the grant of ESPP options throughout the remainder of 2006.
     The following table represents the effect on net income and earnings per share for the three months ended March 31, 2005, as if the Company had applied the fair value-based method and recognition provisions of SFAS No. 123 and 123R, as described above:

Three Months
Ended
(Dollars in thousands, except per share data)	March 31, 2005
Net income, as reported	$20,748
Add: Compensation expense for equity-based awards to employees, included in net income	893
Deduct: Compensation expense for equity-based awards to employees under the fair value method	(1,117)

Pro-forma net income	$20,524
Earnings per share, as reported:
Basic	$0.45
Assuming dilution	$0.44
Pro-forma earnings per share:
Basic	$0.44
Assuming dilution	$0.43
     A summary of the ESPP activity and related information for the three months ended March 31, 2006 and 2005 follows:

	For the Three Months
	Ended March 31,
All Options	2006	2005
Outstanding, beginning of year	158,026	141,037
Granted	148,698	119,730
Exercised	(9,579)	(9,676)
Forfeited	(30,483)	(17,124)
Expired	0	0

Outstanding and exercisable at end of year	266,662	233,967

Weighted-average fair value of options granted during the year (calculated as of the grant date)	$6.67	$13.12
Weighted-average exercise price of options exercised during the year	$28.52	$26.37
Weighted-average exercise price of options outstanding (calculated as of March 31)	$29.82	$29.47
Range of exercise prices of options outstanding (calculated as of March 31)	$28.28-$34.60	$24.86-$34.60
Weighted-average contractual life of outstanding options (calculated as of March 31, in years)	1.27	1.31
     The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions for 2006 and 2005: risk-free interest rates of 4.82% and 3.08%; dividend yields of 7.24% and 7.50%; an expected life of each option of 1.46 and 1.51 years; and volatility factors of the expected market price of the Company’s common stock of 0.199 and 0.194, respectively. Volatility was computed using changes in the Company’s historical stock price.

     During the three months ended March 31, 2006, the Company granted 30,058 shares of restricted stock to employees under its various benefit plans having a value at the date of grant of approximately $1.0 million. The shares have vesting periods ranging from 3 to 8 years, though the amortization period may be shorter for awards to certain officers having employment agreements which allow for accelerated vesting of shares upon retirement.
Retirement Plans
     The Company has retirement plans under which certain employees, as designated by the Compensation Committee of the Board of Directors, and the Company’s outside directors may receive retirement benefits. These benefits are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The plans are unfunded and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Benefit obligation, beginning of period	$8,345	$6,615
Service costs	236	150
Interest costs	178	102
Other	104	8
Actuarial gain (loss)	508	2

Benefit obligation, end of period	9,371	6,877
Unrecognized net actuarial gain	(1,953)	(1,024)

Net pension liability in accrued liabilities	$7,418	$5,853

Variable Interest Entities
     In accordance with FASB Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities (“VIEs”) an Interpretation of Accounting Research Bulletin No. 51,” the Company has included in its Condensed Consolidated Financial Statements six VIEs in which the Company has concluded it is the primary beneficiary. The Company’s VIEs are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note 2. Real Estate and Mortgage Notes Receivable Investments
     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of March 31, 2006, the Company had investments of approximately $2.0 billion in 250 real estate properties and mortgage notes receivable, including investments in three unconsolidated limited liability companies (carried in Other assets on the Company’s Condensed Consolidated Balance Sheet). The Company’s 236 owned real estate properties, located in 27 states, totaled approximately 12.7 million square feet. See the table below for more detail on the Company’s real estate and mortgage notes receivable investments, including assets held for sale totaling $45.1 million ($36.8 million, net):

	Number of	Investments
	Properties	(in thousands)	Percent
Owned properties:
Medical office/outpatient facilities	162	$1,318,829	66.9%
Assisted living facilities	26	127,849	6.5%
Skilled nursing facilities	29	145,369	7.4%
Inpatient rehabilitation facilities	9	156,495	7.9%
Independent living facilities	7	63,600	3.2%
Other inpatient facilities	3	32,569	1.6%
Corporate property	—	13,177	0.7%

	236	1,857,888	94.2%

Mortgage notes receivable:
Assisted living facilities	9	75,693	3.9%
Skilled nursing facilities	1	12,333	0.6%
Independent living facilities	1	6,000	0.3%

	11	94,026	4.8%

Unconsolidated LLC investments, net:
Medical office/outpatient	2	13,232	0.7%
Assisted living facilities	1	6,627	0.3%

	3	19,859	1.0%

Total investments	250	$1,971,773	100.0%

Asset Acquisitions
     During the first quarter of 2006, the Company invested $16.0 million in one mortgage, which is secured by a group of assisted living facilities. Also, during the first quarter of 2006, the Company acquired for $2.4 million a 50% non-managing member interest in a limited liability company (“LLC”), which acquired one medical office building in Oregon and acquired for $6.6 million a 10% non-managing member interest in a LLC, which acquired six senior living facilities in Utah. The Company accounts for its interests in these LLCs under the equity method. These investments are carried in Other assets on the Company’s Condensed Consolidated Balance Sheets.
Asset Dispositions
     During the first quarter of 2006, a sponsor under a property operating agreement purchased two properties producing net proceeds to the Company totaling $11.2 million. The Company recognized a $3.3 million gain from the sale of these properties. Also, mortgage notes receivable were repaid producing net proceeds to the Company totaling $28.0 million, including interest receivables due to the Company.
Purchase Options
     As of December 31, 2005, the Company had a gross investment of approximately $205.0 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators and lessees that had not been exercised. Several of the Company’s tenants exercised options to purchase in 2005, taking advantage of historically low mortgage interest rates. As discussed in the preceding paragraph, the Company sold two properties pursuant to contractual purchase options in the first quarter of 2006 and expects to sell another property having a net carrying value of $13.4 million in the second quarter of 2006 pursuant to an option exercised by the tenant in late 2005. The Company has not received any additional notices of exercise in 2006 but cannot predict how many, if any, may be received in the future. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of the Company’s properties that are subject to purchase options.
Note 3. Notes and Bonds Payable
     Notes and bonds payable consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005

Unsecured Credit Facility due 2009	$63,000	$0
Unsecured Credit Facility due 2006	0	73,000
Senior Notes due 2006	29,400	29,400
Senior Notes due 2011, net	304,051	306,629
Senior Notes due 2014, net	298,740	298,708
Mortgage notes payable	69,646	70,709

	$764,837	$778,446

     At March 31, 2006, the Company was in compliance with the covenant requirements under its various debt instruments.
Unsecured Credit Facility due 2009
     In January 2006, the Company entered into a $400.0 million credit facility (the “Unsecured Credit Facility due 2009”) with a syndicate of 12 banks. The facility may be increased to $650.0 million during the first two years at the Company’s option, subject to it obtaining additional capital commitments from the banks. The credit facility matures in January 2009, but the term may be extended one additional year. Loans outstanding under the Unsecured Credit Facility due 2009 (other than swing line loans and competitive bid advances) will bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate and the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the Company’s unsecured debt ratings. The weighted average rate on the borrowings outstanding as of March 31, 2006 was 5.68%. Additionally, the Company will pay a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. The Credit Facility due 2009 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. The Company had borrowing capacity remaining of $337.0 million under the facility as of March 31, 2006.
Unsecured Credit Facility due 2006
     In 2003, the Company entered into a $300.0 million credit facility (the “Unsecured Credit Facility due 2006”) with a syndicate of 12 banks. In January 2006, the Unsecured Credit Facility due 2006 was replaced with the Unsecured Credit Facility due 2009. Rates for borrowings under the Unsecured Credit Facility due 2006 were, at the Company’s option, LIBOR based or based on the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate and could vary based on the Company’s debt rating. In addition, the Company incurred an annual facility fee of 0.35% on the commitment, which could fluctuate based on the Company’s debt rating.

Senior Notes due 2006
     In 2000, the Company privately placed $70.0 million of unsecured senior notes (the “Senior Notes due 2006”) with multiple purchasers affiliated with two institutions. The Senior Notes due 2006 bore interest at 9.49% and were fully repaid on April 3, 2006.
Senior Notes due 2011
     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six-month LIBOR. The Company received cash equal to the fair value of the terminated swaps of $18.4 million. The fair value gain of the terminated swaps is combined with the principal balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets and is being amortized against interest expense over the remaining term of the notes, offsetting the increase in the spread over LIBOR. The aggregate fair value of the in-place swaps is reported in other liabilities with an offsetting decrease to the Senior Notes due 2011 included in notes and bonds payable on the Company’s Condensed Consolidated Balance Sheets. The derivative instruments meet all of the requirements of a fair value hedge and have been accounted for using the “shortcut method” as set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, changes in fair value have had no impact on the Company’s Condensed Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2006	2005

Senior Notes due 2011 principal balance	$300,000	$300,000
Unamortized net gain (net of discount)	11,752	12,226
Fair value of interest rate swaps	(7,701)	(5,597)

	$304,051	$306,629

Senior Notes due 2014
     On March 30, 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding a 5.19% interest rate per annum. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2006	2005

Senior Notes due 2014 principal balance	$300,000	$300,000
Unamortized discount	(1,260)	(1,292)

	$298,740	$298,708

Mortgage Notes Payable
     At March 31, 2006, the Company had outstanding 13 non-recourse mortgage notes payable, with related collateral, as follows (dollars in millions):

						Investment in
		Effective		Number		Collateral at	Contractual Balance at
	Original	Interest	Maturity	of Notes	(5)	Mar. 31,	Mar. 31,	Dec. 31,
	Balance	Rate	Date	Payable	Collateral	2006	2006	2005

Life Insurance Co. (1)	$23.3	7.765%	7/26	1	MOB	$46.0	$20.7	$20.8
Life Insurance Co. (2)	4.7	7.765%	1/17	1	MOB	11.0	3.4	3.4
Commercial Bank (3)	35.0	7.220%	5/11	8	10 MOBs	79.8	21.4	22.2
Commercial Bank (1)	5.3	5.550%	4/31	1	SNF	10.1	5.1	5.2
Commercial Bank (1)	4.0	8.000%	4/32	1	SNF	8.1	4.0	4.0
Life Insurance Co. (4)	15.1	5.490%	1/16	1	MOB	32.5	15.0	15.1

				13		$187.5	$69.6	$70.7

(1)	Payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(3)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(5)	MOB-Medical office building SNF-Skilled nursing facility
     The contractual interest rates for the 13 outstanding mortgage notes ranged from 5.49% to 8.50% at March 31, 2006. Three of the eight mortgage notes payable totaling $35.0 million (third line of the chart preceding this paragraph) were defeased in April 2006 related to the sale of three medical office buildings, which secured the mortgage notes. The principal balance on the three, defeased mortgage notes payable totaled approximately $7.1 million at March 31, 2006.
Other Long-Term Debt Information
     Future maturities of the Company’s notes and bonds payable as of March 31, 2006 were as follows (dollars in thousands):

2006	$34,141	4.5%
2007	6,742	0.9%
2008	7,247	0.9%
2009	70,795	9.2%
2010	8,383	1.1%
2011 and thereafter	637,529	83.4%

	$764,837	100.0%

     For the three months ended March 31, 2006 and 2005, the Company paid interest of $2.4 million and $1.3 million, respectively, and capitalized interest of approximately $107,000 and $438,000, respectively.

     In its 1998 acquisition of Capstone Capital Corporation (“Capstone”), the Company acquired four interest rate swaps previously entered into by Capstone. In order to set the liabilities assumed by the Company, the Company, concurrently with the acquisition, acquired offsetting swaps. The remaining liability as of March 31, 2006 and 2005 was approximately $356,000 and $401,000, respectively.
Note 4. Commitments and Contingencies
Construction in Progress
     As of March 31, 2006, the Company had a net investment of approximately $2.3 million in two medical office building developments in progress, which have a total remaining funding commitment of approximately $50.5 million. The Company anticipates completion of these buildings in 2007. The Company is also in the pre-development stages on two buildings in Texas and one in Hawaii. As of March 31, 2006, the Company has invested $7.0 million in land and in the preparation of the land related to the Hawaii project, on which the Company anticipates it will begin construction of a $70.0 million medical office building during 2006.
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
Note 5. Earnings Per Share
     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 “Earnings Per Share” for the three months ended March 31, 2006 and 2005 (dollars in thousands, except per share data).

	Three Months Ended
	March 31,
	2006	2005

Weighted Average Shares
Weighted Average Shares Outstanding	47,784,440	47,716,936
Unvested Restricted Stock Shares	(1,292,577)	(1,306,412)

Weighted Average Shares — Basic	46,491,863	46,410,524

Weighted Average Shares — Basic	46,491,863	46,410,524
Dilutive effect of Restricted Stock Shares	925,199	886,564
Dilutive effect of Employee Stock Purchase Plan	50,536	50,499

Weighted Average Shares — Diluted	47,467,598	47,347,587

Earnings per Common Share
Income from Continuing Operations	$7,886	$9,943
Discontinued operations	4,609	10,805

Net income	$12,495	$20,748

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.17	$0.22

Discontinued Operations per common share	$0.10	$0.23

Net income per common share	$0.27	$0.45

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.17	$0.21

Discontinued Operations per common share	$0.09	$0.23

Net income per common share	$0.26	$0.44

Note 6. Subsequent Events
Common Stock Dividend
     On April 25, 2006, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.660 per share ($2.64 annualized) payable on June 1, 2006 to shareholders of record on May 15, 2006.
Asset Dispositions
     In April 2006, the Company sold three medical office buildings in Alabama for net proceeds totaling $21.7 million and defeased three mortgage notes payable secured by the properties totaling $7.1 million. The Company does not expect to recognize a significant gain or loss from the sale of these properties.

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
     Substantially all of the Company’s revenues are derived from rentals on its healthcare real estate properties, from interest earned on mortgage loans, and from revenues from the operations of six senior living facilities consolidated by the Company as variable interest entities (“VIEs”). The Company typically incurs operating and administrative expenses, including compensation, office rental and other related occupancy costs, as well as various expenses incurred in connection with managing the existing portfolio and acquiring additional properties. The Company also incurs interest expense on its various debt instruments, depreciation and amortization expense on its real estate portfolio, and reports operating expenses of the six VIEs consolidated by the Company.
Executive Overview
     The Company continues to be well-positioned from a capital structure and liquidity viewpoint. During the first quarter of 2006, the Company replaced its $300.0 million unsecured credit facility due 2006 with a $400.0 million unsecured credit facility due 2009 (“Unsecured Credit Facility due 2009”), which may be increased to $650.0 million during the first two years. See Note 3 for more details on the Unsecured Credit Facility due 2009. At March 31, 2006, the Company had $63.0 million outstanding and had borrowing capacity remaining of $337.0 million under its Unsecured Credit Facility due 2009. Also, at March 31, 2006, the Company’s debt-to-book capitalization ratio was 46.1%, and 83% of the Company’s existing debt portfolio had maturity dates after 2010.
     Since the Company’s inception, it has been selective about the properties it acquires and develops. Management believes that by selecting conservative, long-term investments with financially stable healthcare providers and in markets with a robust demand for outpatient healthcare facilities, the Company will enhance its prospects for long-term stability. The Company’s portfolio, diversified by facility type, geography, and tenant concentration, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice patterns.
     The Company continues to see low capitalization rates and minimally accretive investment returns in the market for medical office buildings. Accordingly, the Company’s acquisition activity for 2006 continues to be more focused on the senior living sector where the Company has seen relatively higher capitalization rates. Also, the Company is leveraging its internal development opportunities to focus on new development opportunities where management believes it can generate higher long-term yields. As such, the Company continues its discussions with healthcare systems on several on-campus development projects, as well as, pursuing market-driven development opportunities unaffiliated with any healthcare system. The Company is currently in the process of developing two medical office buildings in Texas and is in the pre-development stages on two other buildings in Texas and one in Hawaii.

Trends and Matters Impacting Operating Results
     Management monitors factors and trends important to the Company and REIT industry in order to gauge the potential impact on the operations of the Company. Discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 are some of the factors and trends that management believes may impact future operations of the Company.
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
     The table below reconciles FFO to net income for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2006	2005

Net income	$12,495	$20,748
Net gain on sale of real estate properties	(3,264)	(6,161)
Real estate depreciation and amortization	15,694	14,822

Total adjustments	12,430	8,661

Funds From Operations — Basic and Diluted	$24,925	$29,409

Funds From Operations Per Common Share — Basic	$0.54	$0.63

Funds From Operations Per Common Share — Diluted	$0.53	$0.62

Weighted Average Common Shares Outstanding — Basic	46,491,863	46,410,524

Weighted Average Common Shares Outstanding — Diluted	47,467,598	47,347,587

Results of Operations
First Quarter 2006 Compared to First Quarter 2005
     Net income for the quarter ended March 31, 2006 totaled $12.5 million, or $0.27 per basic common share ($0.26 per diluted common share), on total revenues from continuing operations of $64.0 million. This compares with net income of $20.7 million, or $0.45 per basic common share ($0.44 per diluted common share), on total revenues from continuing operations of $59.9 million for the quarter ended March 31, 2005. FFO was $24.9 million, or $0.53 per diluted common share for the three months ended March 31, 2006 compared to $29.4 million, or $0.62 per diluted common share for the same period in 2005. FFO and FFO per diluted common share were lower in 2006 compared to 2005 primarily because of increasing interest rates, increases in accounts receivable allowances, and an increase in general and administrative expenses as described in more detail in the paragraphs below.
     Total revenues from continuing operations for the quarter ended March 31, 2006 increased $4.1 million, or 6.8%, compared to the same period in 2005. This increase was due mainly to the acquisition of $55.5 million of real estate properties during 2005 resulting in approximately $1.5 million in master lease rental income; annual rent increases on properties under master lease agreements totaling approximately $0.4 million; the acquisition of $88.0 million of mortgages notes receivable during 2006 and 2005 resulting in approximately $1.6 million in additional mortgage interest income; the equity investment totaling $20.0 million in three unconsolidated limited liability companies during 2006 and 2005 resulting in approximately $0.1 million of investment income; and the commencement of operations during 2005 of one property that was previously under construction resulting in approximately $0.5 million in additional property operating income.
     Total expenses for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 increased $6.1 million, or 12.2%, mainly for the reasons discussed below:
     • General and administrative expenses increased $1.1 million, or 34.8%, for the quarter ended March 31, 2006 compared to the same period in 2005. General and administrative expenses typically approximate 6% of total revenues, but were somewhat higher in the first quarter of 2006 due primarily to the following reasons. First, the Company adopted and implemented Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” resulting in additional compensation expense in the first quarter of 2006 of $227,000. See Note 1 to the Condensed Consolidated Financial Statements for more details. Also, as discussed in more detail in the Company’s Annual Report on Form 10-K for 2005, the Company entered into a new master lease agreement and terminated property management of a physician clinic in Virginia during the fourth quarter of 2005. In the first quarter of 2006, the Company incurred severance costs and consulting fees related to that transaction totaling approximately $360,000. Finally, the liability and expense related to the Company’s retirement plans increased approximately $0.3 million.
     • Property operating expenses increased $1.5 million, or 8.8%, due mainly to the commencement of operations during 2005 of one property that was previously under construction with expenses totaling approximately $0.3 million: operations of one property that was previously under a master lease agreement with expenses of approximately $0.2 million; and additional expense in the first quarter of 2006 related to the payment of 2005 real estate taxes and the related adjustment to the real estate tax liability for the year 2006 on two properties totaling approximately $0.7 million.
     • Other operating expenses increased $0.6 million, or 15.1%, due to operating expenses of the six senior living facilities consolidated as VIEs in the Company’s Condensed Consolidated Financial Statements.

     • Bad debt expense increased $0.7 million due to net increases in the allowance for doubtful accounts resulting from the Company’s quarterly review of the collectibility of its accounts and notes receivable.
     • Interest expense increased $1.3 million, or 11.0%, due mainly to continuing increases in interest rates and a higher average outstanding balance in 2006 than in 2005 on the Company’s unsecured credit facilities, resulting in an increase in interest expense of approximately $1.2 million. The amount of interest capitalized on development projects decreased $0.3 million, offset by a decrease of approximately $0.5 million from the repayment of $20.3 million in 2005 on the senior notes due 2006.
     • Depreciation and amortization expenses increased $0.9 million, or 6.4%, due mainly to the acquisition of $55.5 million of real estate properties during 2005 and the commencement of operations of one property that was previously under construction, resulting in additional depreciation expense totaling approximately $0.6 million.
     Income from discontinued operations totaled $4.6 million and $10.8 million, respectively, for the three months ended March 31, 2006 and 2005, which includes the results of operations and gains or impairments related to property disposals during 2006 and 2005, as well as assets classified as held for sale. As of March 31, 2006 and 2005, the Company had classified five and six properties, respectively, reported as held for sale.
Liquidity and Capital Resources
Debt Obligations
     As discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements, the Company is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows:

			Contractual
	Balance at	Maturity	Interest	Interest
(dollars in thousands)	3/31/06	Date	Rate at 3/31/06	Payments	Principal Payments
Unsecured Credit Facility due 2009	$63,000	1/09	LIBOR + 0.90%	Quarterly	At maturity (1)
Senior Notes due 2006	29,400	4/06	9.49%	Semi-Annual	Repaid in full 4/3/06
Senior Notes due 2011, net	304,051	5/11	8.125%	Semi-Annual	At maturity
Senior Notes due 2014, net	298,740	4/14	5.125%	Semi-Annual	At maturity
Mortgage notes payable	69,646	5/11-4/32	5.49%-8.50%	Monthly	Monthly or at maturity

	$764,837

(1)	The Company pays a quarterly facility fee of 0.20% on the commitment that can change based on the Company’s credit rating.
     As of March 31, 2006, approximately 83% of the Company’s outstanding debt balances were due after 2010. The Company’s shareholders’ equity at March 31, 2006, totaled approximately $0.9 billion and its debt-to-total capitalization ratio, on a book basis, was approximately 0.46 to 1. For the three months ended March 31, 2006, the Company’s earnings covered fixed charges at a ratio of 1.6 to 1.0. At March 31, 2006, the Company had borrowing capacity of $337.0 million under the Unsecured Credit Facility due 2009 and was in compliance with the covenant requirements under its various debt instruments.
     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.
     The Company’s objective and practice is to protect itself against changes in fair value of its debt due to changes in market interest rates by maintaining a mix of variable and fixed rate debt. In order to accomplish this objective, in 2003 the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of its Senior Notes due 2011. In the swap agreements, the Company receives an 8.125% fixed rate and pays a variable rate of six-month LIBOR plus 4.12%. The Company has historically benefited from these swap arrangements due to the spread in the interest rates. However, with the increase in interest rates (six-month LIBOR was 5.14% at March 31, 2006), the Company now owes interest under the swap agreements, which has the effect of increasing the amount of interest expense recorded on the Company’s Condensed Consolidated Statements of Income. Management continually monitors its economic position as it relates to its interest rate swaps and evaluates alternatives that would be in the Company’s best interest.
Shelf Registration
     The Company may from time to time raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions. The Company is current on all of its filings with the Securities and Exchange Commission; however, due to the untimely filing of its Form 10-K for the year ended December 31, 2004 and on Forms 10-Q for 2005, the Company does not believe it will be eligible to issue securities under a Form S-3 until November 30, 2006, twelve months after the Company became current on its filings with the Securities and Exchange Commission. During that twelve-month period, the Company may not issue securities under its existing registration statements, but it may access the capital markets using other forms of registration statements and through private offerings.
Security Deposits and Letters of Credit
     As of March 31, 2006, the Company had approximately $6.1 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Asset Acquisitions
     During the first quarter of 2006, the Company invested $16.0 million in one mortgage, which is secured by a group of assisted living facilities. Also, during the first quarter of 2006, the Company acquired for $2.4 million a 50% non-managing member interest in a limited liability company (“LLC”), which acquired one medical office building in Oregon and acquired for $6.6 million a 10% non-managing member interest in a LLC, which acquired six senior living facilities in Utah.
Asset Dispositions
     During the first quarter of 2006, a sponsor under a property operating agreement purchased two properties, producing net proceeds to the Company totaling $11.2 million. The Company recognized a $3.3 million gain from the sale of these properties. Also, mortgage notes receivable were repaid producing net proceeds to the Company totaling $28.0 million, including interest receivables due to the Company.
Purchase Options
     As of December 31, 2005, the Company had a gross investment of approximately $205.0 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators and lessees that had not been exercised. Several of the Company’s tenants exercised options to purchase in 2005, taking advantage of historically low mortgage interest rates. As discussed in the preceding paragraph, the Company sold two properties pursuant to contractual purchase options in the first quarter of 2006 and expects to sell another property having a net carrying value of $13.4 million in the second quarter of 2006 pursuant to an option exercised by the tenant in late 2005. The Company has not received any additional notices of exercise in 2006 but cannot predict how many, if any, may be received in the future. See the Company’s Annual Report on

Form 10-K for the year ended December 31, 2005 for a more detailed discussion of the Company’s properties that are subject to purchase options.
Construction in Progress
     As of March 31, 2006, the Company had a net investment of approximately $2.3 million in two medical office building developments in progress, which have a total remaining funding commitment of approximately $50.5 million. The Company anticipates completion of these buildings in 2007. The Company is also in the pre-development stages on two buildings in Texas and one in Hawaii. As of March 31, 2006, the Company has invested $7.0 million in land and in the preparation of the land related to the Hawaii project, on which the Company anticipates it will begin construction of a $70.0 million medical office building during 2006.
Dividends
     On January 24, 2006, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.66 per share ($2.64 annualized) payable to shareholders of record on February 15, 2006. This dividend was paid on March 2, 2006.
     On April 25, 2006, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.660 per share ($2.64 annualized) payable on June 1, 2006 to shareholders of record on May 15, 2006.
     As described in the Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations, cash flows, and to make accretive new investments. The Company continues to see low capitalization rates and minimally accretive investment returns in the market for medical office buildings, which has limited the Company’s ability to grow funds from operations and cash flows from operations. As a result, the Company continues to be more focused on acquisitions in the senior living sector, where the Company has seen relatively higher capitalization rates, and on new development opportunities in the medical office sector. Though internally developed properties may generate higher long-term yields, it may take some time after completion of construction to realize stabilized yields on these properties. Because of these market conditions, beginning with the second quarter of 2005, the Company discontinued the practice of increasing its dividends each quarter, and has maintained its quarterly cash dividend at $0.66 per common share. The Company cannot provide assurance regarding what dividends, if any, will be paid in the future. The Company’s Board of Directors will determine future dividends based upon cash generated by operating activities, the Company’s financial condition, relevant financing instruments, capital requirements, annual distributions required under the REIT provisions of the Code and other such factors deemed relevant.
     The Company believes that, through its development pipeline and targeted acquisitions in the senior living sector, it will be able to grow its asset base and cash flows to a point that supports its target dividend payout percentage of 85% to 95%. However, because of the current market conditions the Company expects that its dividend payout ratio will be well above its targeted range for several quarters.
Liquidity
     Net cash provided by operating activities was $35.4 million and $36.3 million for the three months ended March 31, 2006 and 2005, respectively. Cash flow from operations reflects increased revenues offset by higher costs and expenses, as well as changes in receivables, payables and accruals. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.

     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2006, paying quarterly dividends, and funding debt service, with cash flows from operations, borrowings under the Unsecured Credit Facility due 2009, proceeds from mortgage notes receivable repayments, and proceeds from sales of real estate investments or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Impact of Inflation
     Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that many of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of certain leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations, further reducing the risk of any adverse effects of inflation to the Company. Interest payable under the interest rate swaps and the Unsecured Credit Facility due 2009 is calculated at a variable rate; therefore, the amount of interest payable under the swaps and the unsecured credit facility will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods when interest rate increases outpace inflation, our operating results should be negatively impacted. Conversely, when increases in inflation outpace increases in interest rates, our operating results should be positively impacted.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Cautionary Language Regarding Forward Looking Statements
     This Quarterly Report on Form 10-Q and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “anticipate” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company’s current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports. For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. Additionally, from time to time, the Company utilizes interest rate swaps to either (i) convert fixed rates to variable rates in order to hedge the exposure related to changes in the fair value of obligations, or to (ii) convert variable rates to fixed rates in order to hedge risks associated with future cash flows.
          At March 31, 2006, approximately $580.0 million, or 75.8%, of the Company’s total debt bore interest at fixed rates, after giving effect to rate variability caused by interest rate swaps. Additionally, all of the Company’s mortgage notes receivable bore interest based on fixed rates.
          The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market rates (dollars in thousands).

			Impact on Earnings and Cash Flows
	Outstanding
	Principal	Calculated	Assuming 10%	Assuming 10%
	Balance as of	Annual Interest	Increase in Market	Decrease in Market
	3/31/06	Expense (1)	Interest Rates	Interest Rates

Variable Rate Debt:

Unsecured Credit Facility due 2009 ($400 Million)	$63,000	$3,578	$(301)	$301

Senior Notes due 2011, net (subject to interest rate swap, fixed for variable)	122,235	11,319	(628)	628

	$185,235	$14,897	$(929)	$929

		Fair Value
			Assuming 10%	Assuming 10%
	Carrying Value		Increase in Market	Decrease in Market
	at 3/31/06	3/31/2006	Interest Rates	Interest Rates	12/31/2005

Fixed Rate Debt:
Senior Notes due 2006 (2)	$29,400	$30,788	$30,788	$30,789	$30,216
Senior Notes due 2011, net	181,816	184,957	181,264	188,374	185,732
Senior Notes due 2014, net	298,740	287,610	278,806	295,940	292,814
Mortgage Notes Payable (3)	69,646	70,456	68,451	72,367	71,383

	$579,602	$573,811	$559,309	$587,470	$580,145

	$764,837

Fixed Rate Receivables:

Mortgage Notes Receivable	$94,026	$94,057	$91,930	$94,995	$106,010

(1)	Annual interest expense is calculated using the current market rate and assuming a constant principal balance.

(2)	The Senior Notes due 2006 were fully repaid on April 3, 2006.

(3)	Three mortgage notes payable with a principal balance of $7.1 million were defeased on April 3, 2006.

Item 4. Controls and Procedures
     Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management has excluded from its evaluation the effectiveness of the disclosure controls of the variable interest entities (“VIEs”) consolidated by the Company since the Company does not have the contractual right, authority or ability, in practice, to assess the VIEs’ disclosure controls and does not have the ability to dictate or modify those controls. Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.
     Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially, adversely affect the Company’s business, financial condition or operating results.
Item 6. Exhibits

a.	Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

	Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

	Exhibit 4.1	Specimen Stock Certificate (1)

	Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

	Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

	Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein. (5)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Senior Vice President and Chief Financial Officer

Date: May 9, 2006

Exhibit Index

Exhibit	Description

Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein. (5)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.