Form 10-Q
period 2006-06-30
HEALTHCARE REALTY TRUST INC
filed 2006-08-09
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 1-11852

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62 — 1507028
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Large accelerated filer ☑            Accelerated filer ☐             Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes ☐ No ☑
     As of August 1, 2006, 47,812,395 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2006

Part I. FINANCIAL INFORMATION
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
Real estate properties:
Land	$129,272	$133,195
Buildings, improvements and lease intangibles	1,724,053	1,670,884
Personal property	22,113	21,932
Construction in progress	13,814	7,030

	1,889,252	1,833,041
Less accumulated depreciation	(340,961)	(315,794)

Total real estate properties, net	1,548,291	1,517,247
Cash and cash equivalents	4,079	7,037
Mortgage notes receivable	101,823	105,795
Assets held for sale, net	2,250	21,415
Other assets, net	105,790	96,158

Total assets	$1,762,233	$1,747,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$834,702	$778,446
Accounts payable and accrued liabilities	27,971	30,774
Other liabilities	24,254	25,964

Total liabilities	886,927	835,184
Commitments	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; issued and outstanding 47,812,395 — 2006 and 47,768,148 — 2005	478	478
Additional paid-in capital	1,222,135	1,220,522
Deferred compensation	(12,697)	(13,013)
Cumulative net income	619,402	595,401
Cumulative dividends	(954,012)	(890,920)

Total stockholders’ equity	875,306	912,468

Total liabilities and stockholders’ equity	$1,762,233	$1,747,652

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2005, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended June 30, 2006 and 2005
 (Dollars in thousands, except per share data)
 (Unaudited)

	2006	2005
REVENUES:
Master lease rental income	$20,217	$17,807
Property operating income	31,397	32,612
Straight-line rent	1,360	(1,663)
Mortgage interest income	3,083	2,315
Other operating income	10,972	8,892

	67,029	59,963
EXPENSES:
General and administrative	4,365	4,064
Property operating expenses	17,524	17,740
Other operating expenses	4,533	3,850
Bad debt expense	330	0
Interest	12,555	11,532
Depreciation	13,277	11,809
Amortization	2,703	3,063
	55,287	52,058

INCOME FROM CONTINUING OPERATIONS	11,742	7,905
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(246)	3,019
Gain on sales of real estate properties and impairments, net	10	643

	(236)	3,662

NET INCOME	$11,506	$11,567

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.25	$0.17

Discontinued operations per common share	$0.00	$0.08

Net income per common share	$0.25	$0.25

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.25	$0.17

Discontinued operations per common share	$(0.01)	$0.07

Net income per common share	$0.24	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	46,531,031	46,476,389

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	47,459,976	47,403,316

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.660	$0.655

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2005, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Six Months Ended June 30, 2006 and 2005
(Dollars in thousands, except per share data)
(Unaudited)

	2006	2005
REVENUES:
Master lease rental income	$40,170	$34,767
Property operating income	63,215	65,553
Straight-line rent	1,742	(1,413)
Mortgage interest income	6,139	3,652
Other operating income	19,730	17,316

	130,996	119,875
EXPENSES:
General and administrative	8,760	7,324
Property operating expenses	35,656	34,412
Other operating expenses	8,838	7,589
Bad debt expense	1,067	0
Interest	25,619	23,308
Depreciation	25,848	23,266
Amortization	5,581	6,127

	111,369	102,026

INCOME FROM CONTINUING OPERATIONS	19,627	17,849
DISCONTINUED OPERATIONS:
Income from discontinued operations	1,099	7,689
Gain on sales of real estate properties and impairments, net	3,275	6,778

	4,374	14,467

NET INCOME	$24,001	$32,316

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.42	$0.39

Discontinued operations per common share	$0.09	$0.31

Net income per common share	$0.51	$0.70

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.41	$0.38

Discontinued operations per common share	$0.09	$0.30

Net income per common share	$0.50	$0.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	46,511,581	46,443,639

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	47,464,377	47,375,895

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$1.320	$1.305

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2005, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2006 and 2005
 (Dollars in thousands)
 (Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$24,001	$32,316
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,832	30,706
Deferred compensation amortization	1,890	1,767
FAS 123R stock compensation expense	227	0
Increase (decrease) in other liabilities	2,552	(954)
Increase in other assets	(1,214)	(4,730)
Decrease in accounts payable and accrued liabilities	(4,947)	(2,575)
(Increase) decrease in straight-line rent receivable	(1,165)	1,572
Equity in losses from unconsolidated LLCs	74	145
Provision for bad debts	1,067	0
Gain on sales of real estate and impairments, net	(3,275)	(6,778)

Net cash provided by operating activities	51,042	51,469
Cash flows from investing activities:
Acquisition and development of real estate properties	(80,379)	(61,304)
Funding of mortgages and notes receivable	(20,571)	(64,326)
Investments in unconsolidated LLCs	(9,873)	(11,135)
Distributions from unconsolidated LLCs	424	114
Proceeds from sales of real estate	29,144	124,879
Proceeds from mortgages and notes receivable repayments	40,357	9,161

Net cash used in investing activities	(40,898)	(2,611)
Cash flows from financing activities:
Borrowings on notes and bonds payable	247,000	122,248
Repayments on notes and bonds payable	(195,489)	(110,726)
Dividends paid	(63,092)	(62,301)
Proceeds from issuance of common stock	293	872
Common stock redemption	(481)	0
Debt issuance costs	(1,333)	0

Net cash used in financing activities	(13,102)	(49,907)

Decrease in cash and cash equivalents	(2,958)	(1,049)
Cash and cash equivalents, beginning of period	7,037	2,683

Cash and cash equivalents, end of period	$4,079	$1,634

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2005, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
     Certain reclassifications have been made in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2005 to conform to the June 30, 2006 presentation.
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
     The compensatory nature of the Restricted Stock Plan and the determination of the related compensation expense under the provisions of SFAS No. 123R are consistent with the accounting treatment prescribed by APB Opinion No. 25. However, the look-back feature under the Employee Stock Purchase Plan does not qualify for non-compensatory accounting treatment under SFAS No. 123R as it did under the provisions prescribed by APB Opinion No. 25, and, instead, requires fair value measurement using the Black-Scholes or other pricing model and the recognition of expense over the vesting period. The accounting for the look-back feature associated with the Employee Stock Purchase Plan under SFAS No. 123R is consistent with the accounting prescribed by SFAS No. 123, and as interpreted in FASB Technical Bulletin (“FTB”) 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” Therefore, the compensation expense recognized upon adoption of SFAS No. 123R has been determined in the same manner that the proforma compensation expense was calculated under SFAS No. 123, using the Black-Scholes model. For the three and six months ended June 30, 2006, included in general and administrative expenses, the Company recognized approximately $0 and $227,000, respectively, of compensation expense related to the January 1, 2006 grant of options to purchase shares under the Employee Stock Purchase Plan, where such options are immediately vested on the date of grant. The Company grants options under its Employee Stock Purchase Plan once a year, during the first quarter, and thus records compensation expense related to those grants only in that quarter each year.
     The following table represents the effect on net income and earnings per share for the three and six months ended June 30, 2005, as if the Company had applied the fair value-based method and recognition provisions of SFAS No. 123 and 123R, as described above:

	Three Months Ended	Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2005	June 30, 2005
Net income, as reported	$11,567	$32,316
Add: Compensation expense for equity-based awards to employees, included in net income	869	1,770
Deduct: Compensation expense for equity-based awards to employees under the fair value method	(869)	(1,994)

Pro-forma net income	$11,567	$32,092
Earnings per share, as reported:
Basic	$0.25	$0.70
Assuming dilution	$0.24	$0.68
Pro-forma earnings per share:
Basic	$0.25	$0.69
Assuming dilution	$0.24	$0.68
     A summary of the Employee Stock Purchase Plan activity and related information for the three and six months ended June 30, 2006 and 2005 follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
All Options	2006	2005	2006	2005
Outstanding, beginning of period	266,662	233,967	158,026	141,037
Granted	0	0	148,698	119,730
Exercised	(1,244)	1	(10,823)	(9,675)
Forfeited	(14,683)	(3,067)	(45,166)	(20,191)
Expired	(55,150)	0	(55,150)	0

Outstanding and exercisable at end of period	195,585	230,901	195,585	230,901
Weighted-average fair value of options granted during the year (calculated as of the grant date)	$6.74	$7.74	$6.74	$7.74
Weighted-average exercise price of options exercised during the year	$27.34	$26.38	$27.34	$26.38
Weighted-average exercise price of options outstanding (calculated as of June 30)	$27.07	$29.45	$27.07	$29.45
Range of exercise prices of options outstanding (calculated as of June 30)	$27.07-$34.60	$24.86-$34.60	$27.07-$34.60	$24.86-$34.60
Weighted-average contractual life of outstanding options (calculated as of June 30, in years)	1.34	1.31	1.34	1.31
     The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the weighted average assumptions for the options granted during the period noted in the following table. The risk-free interest rate was based on the U.S. Treasury constant maturity-nominal two-year rate whose maturity is nearest to the date of the expiration of the latest option outstanding and exercisable; the expected life of each option was estimated using the historical exercise behavior of employees; expected volatility was based on historical volatility of the Company’s stock, calculated on a quarterly basis; and expected forfeitures were based on historical exercise rates within the look-back period.

	Three and Six Months Ended June 30,
	2006	2005
Risk-free interest rates	4.41%	3.08%
Dividend yields	6.68%	7.50%
Expected life (in years)	1.48	1.51
Expected volatility	0.198	0.194
Expected forfeiture rates	76%	76%
     During the three and six months ended June 30, 2006, the Company granted 870 shares of restricted stock and 30,928 shares of restricted stock to employees under its various benefit plans having a value at the date of grant of approximately $39,400 and $1.0 million, respectively. The shares have vesting or amortization periods ranging from three to eight years. The amortization period may be shorter than the vesting period for awards to certain officers having employment agreements, which allow for accelerated vesting of shares upon retirement. During the three and six months ended June 30, 2006, the Company also granted a total of 16,000 shares of restricted stock to its outside directors (2,000 shares to each director). The shares had a value at the date of grant totaling approximately $0.6 million and have a vesting period of 3 years.
     During the second quarter of 2006, the Company withheld 12,757 shares of common stock from one of its officers to pay estimated withholding taxes related to restricted stock that vested in the quarter. The shares were immediately retired.
Retirement Plans
     The Company has retirement plans under which certain employees, as designated by the Compensation Committee of the Board of Directors, and the Company’s outside directors, may receive retirement benefits. These benefits are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The plans are unfunded and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Benefit obligation, beginning of period	$8,345	$6,877	$8,345	$6,615
Service costs	235	150	471	300
Interest costs	177	102	355	204
Other	106	8	210	17
Actuarial gain	508	2	1,017	3

Benefit obligation, end of period	9,371	7,139	10,398	7,139
Unrecognized net actuarial gain	(1,436)	(1,020)	(2,463)	(1,020)

Net pension liability in accrued liabilities	$7,935	$6,119	$7,935	$6,119

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
New Pronouncements
     In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” (“FIN No. 48”) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company is currently evaluating what impact, if any, FIN No. 48 will have on its results of operations and cash flows. FIN No. 48 will be effective for the Company beginning January 1, 2007.
Note 2. Real Estate and Mortgage Notes Receivable Investments
     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of June 30, 2006, the Company had investments of approximately $2.0 billion in 249 real estate properties and mortgage notes receivable, including investments in three unconsolidated limited liability companies (carried in “Other assets” on the Company’s Condensed Consolidated Balance Sheet). The Company’s 235 owned real estate properties, located in 27 states, totaled approximately 12.7 million square feet. See the table below for more detail on the Company’s real estate and mortgage notes receivable investments:

	Number of	Investment Amounts		Square Feet
	Investments	(in thousands)		(in thousands)
Owned properties:
Long-term net master leases
Medical office/outpatient facilities	60	$346,824	17.2%	2,266
Assisted living facilities	26	128,071	6.4%	887
Skilled nursing facilities	29	144,711	7.2%	974
Inpatient rehabilitation facilities	9	199,901	9.9%	643
Independent living facilities	7	63,897	3.2%	726
Other inpatient facilities	4	32,569	1.6%	334

	135	915,973	45.5%	5,830
Financial support agreements
Medical office/outpatient facilities	17	167,933	8.3%	1,184

	17	167,933	8.3%	1,184
Multi-tenanted with occupancy leases
Medical office/outpatient facilities	82	791,273	39.3%	5,715

	82	791,273	39.3%	5,715
Corporate property	—	14,073	0.7%	—

Total owned properties, excluding assets held for sale	234	1,889,252	93.8%	12,729

Assets held for sale
Medical office/outpatient facilities	1	2,378	0.1%	17

	1	2,378	0.1%	17

Total owned properties	235	1,891,630	93.9%	12,746

Mortgage notes receivable:
Assisted living facilities	7	64,643	3.2%	N/A
Skilled nursing facilities	2	16,260	0.8%	N/A
Medical office/outpatient facilities	1	14,920	0.8%	N/A
Independent living facilities	1	6,000	0.3%	N/A

	11	101,823	5.1%	N/A
Unconsolidated LLC investments, net:
Medical office/outpatient facilities	2	13,468	0.7%	N/A
Assisted living facilities	1	6,627	0.3%	N/A

	3	20,095	1.0%	N/A

Total real estate investments	249	$2,013,548	100.0%	12,746

Asset Acquisitions
     During the second quarter of 2006, the Company acquired a 58,474 square foot medical office building and an adjoining 117,525 square foot orthopaedic hospital in Indiana for $65.0 million. These properties will operate under absolute net master lease agreements. The Company also invested $3.9 million in one mortgage note receivable, which is secured by six senior living facilities in Michigan. Additionally, the Company financed in full the sale of one of its owned ancillary hospital facilities in California, in which the Company had a $16.4 million gross investment ($13.4 million, net). In the transaction, the Company received a $14.9 million mortgage note receivable, which is secured by the 87,000 square foot facility. As required by SFAS No. 66, “Accounting for Sales of Real Estate,” the Company has deferred the recognition of the gain on sale of approximately $1.5 million until such time that recognition is allowed under SFAS No. 66.
     During the first quarter of 2006, the Company invested $16.0 million in one mortgage, which is secured by a group of assisted living facilities. Also, during the first quarter of 2006, the Company acquired for $2.4 million a 50% non-managing member interest in a limited liability company (“LLC”) which acquired one medical office building in Oregon, and acquired for $6.6 million a 10% non-managing member interest in a LLC which acquired six senior living facilities in Utah. The Company accounts for its interests in these LLCs under the equity method. These investments are carried in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.
Asset Dispositions
     During the second quarter of 2006, the Company sold three ancillary hospital facilities in Alabama, in which the Company had a gross investment totaling $26.3 million ($21.1 million, net) and other related assets totaling approximately $600,000. The purchase price totaled $21.7 million, and provided for the repayment of three mortgage notes payable totaling $7.1 million, which were secured by the properties. The Company recognized an immaterial gain on the transaction. Additionally, pursuant to a purchase option exercised in 2005, the Company sold an 87,000 square foot ancillary hospital facility in California and financed the sale transaction. (See “Asset Acquisitions” for more details.) Finally, in the second quarter, two mortgage notes receivable were repaid totaling $10.9 million. The Company received a $1.1 million prepayment penalty from these two repayments, which is included in “Other operating income” on the Company’s Consolidated Statement of Income.
     During the first quarter of 2006, a sponsor under a financial support arrangement exercised a purchase option and purchased two properties, providing net proceeds to the Company totaling $11.2 million. The Company recognized a $3.3 million gain from the sale of these properties. Also, mortgage notes receivable were repaid providing net proceeds to the Company totaling $28.0 million, including interest receivables due to the Company.
Purchase Options
     As of December 31, 2005, the Company had a gross investment of approximately $205.0 million in real estate properties where the respective operators and lessees had outstanding and exercisable contractual options to purchase the properties subject to various conditions and terms. As discussed in the preceding paragraph, the Company sold two properties pursuant to contractual purchase options in the first quarter of 2006 and sold one property in the second quarter of 2006 pursuant to an option exercised by the tenant in late 2005. The Company has not received any additional notices of exercise in 2006 and cannot predict how many, if any, may be received in the future. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of the Company’s properties that are subject to purchase options.

Prepayments on Mortgage Notes Receivable
     The Company has been notified by three borrowers of their intent to prepay mortgage notes receivable, totaling approximately $30.8 million at June 30, 2006, during the third and fourth quarters of 2006. The weighted average interest rate on these three mortgage notes receivable was 13.48% at June 30, 2006.
Note 3. Notes and Bonds Payable
Notes and bonds payable consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Unsecured Credit Facility due 2009	$173,000	$0
Unsecured Credit Facility due 2006	0	73,000
Senior Notes due 2006	0	29,400
Senior Notes due 2011, net	301,183	306,629
Senior Notes due 2014, net	298,772	298,708
Mortgage notes payable	61,747	70,709

	$834,702	$778,446

     At June 30, 2006, the Company was in compliance with the covenant requirements under its various debt instruments.
Unsecured Credit Facility due 2009
     In January 2006, the Company entered into a $400.0 million credit facility (the “Unsecured Credit Facility due 2009”) with a syndicate of 12 banks. The facility may be increased to $650.0 million during the first two years at the Company’s option, subject to it obtaining additional capital commitments from the banks. The credit facility matures in January 2009, but the term may be extended one additional year. Loans outstanding under the Unsecured Credit Facility due 2009 (other than swing line loans and competitive bid advances) will bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate and the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the Company’s unsecured debt ratings. The weighted average rate on the borrowings outstanding as of June 30, 2006 was 6.18%. Additionally, the Company will pay a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. The Credit Facility due 2009 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. The Company had borrowing capacity remaining of $227.0 million under the facility as of June 30, 2006.
Unsecured Credit Facility due 2006
     In 2003, the Company entered into a $300.0 million credit facility (the “Unsecured Credit Facility due 2006”) with a syndicate of 12 banks. In January 2006, the Unsecured Credit Facility due 2006 was repaid with proceeds from the Unsecured Credit Facility due 2009. Rates for borrowings under the Unsecured Credit Facility due 2006 were, at the Company’s option, LIBOR based or based on the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate and could vary based on the Company’s debt rating. In addition, the Company incurred an annual facility fee of 0.35% on the commitment, which could fluctuate based on the Company’s debt rating.

Senior Notes due 2006
     In 2000, the Company privately placed $70.0 million of unsecured senior notes (the “Senior Notes due 2006”) with multiple purchasers affiliated with two institutions. The Senior Notes due 2006 bore interest at 9.49% and were fully repaid on April 3, 2006.
Senior Notes due 2011
     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company paid interest at the equivalent rate of 1.99% over six-month LIBOR. In March 2003, the Company terminated these interest rate swap agreements and entered into new swaps under terms identical to those of the 2001 swap agreements except that the equivalent rate was adjusted to 4.12% over six-month LIBOR. The Company received cash equal to the fair value of the terminated swaps (“premium”) of $18.4 million, which was combined with the principal balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets and was being amortized against interest expense over the remaining term of the notes, offsetting the increase in the spread over LIBOR. The derivative instruments met all of the requirements of a fair value hedge and were accounted for using the “shortcut method” as set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, changes in fair value of the derivative instruments had no impact on the Company’s Condensed Consolidated Statements of Income. In June 2006, the Company terminated these interest rate swap agreements and paid $10.1 million, equal to the fair value of the interest rate swaps at termination, plus interest due of $0.3 million. The $10.1 million paid by the Company was offset against the remaining premium from the 2003 termination. The remaining net premium of $1.2 million was combined with the principal balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets and will be amortized against interest expense over the remaining term of the notes resulting in a new effective rate on the notes of 7.896%. The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2006	2005
Senior Notes due 2011 principal balance	$300,000	$300,000
Unamortized net gain (net of discount)	1,183	12,226
Fair value of interest rate swaps	0	(5,597)

	$301,183	$306,629

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

	June 30,	December 31,
	2006	2005
Senior Notes due 2014 principal balance	$300,000	$300,000
Unamortized discount	(1,228)	(1,292)

	$298,772	$298,708

Mortgage Notes Payable
     At June 30, 2006, the Company had outstanding 10 non-recourse mortgage notes payable, with related collateral, as follows (dollars in millions):

						Investment in
		Effective		Number		Collateral at	Contractual Balance at
	Original	Interest	Maturity	of Notes	(5)	June 30,	June 30,	Dec. 31,
	Balance	Rate	Date	Payable	Collateral	2006	2006	2005
Life Insurance Co.(1)	$23.3	7.765%	7/26	1	MOB	$46.1	$20.7	$20.8
Life Insurance Co.(2)	4.7	7.765%	1/17	1	MOB	11.0	3.3	3.4
Commercial Bank(3)	23.4	7.220%	5/11	5	7 MOBs	53.6	13.7	22.2
Commercial Bank(1)	5.3	5.550%	4/31	1	SNF	10.1	5.1	5.2
Commercial Bank(1)	4.0	8.000%	4/32	1	SNF	8.1	3.9	4.0
Life Insurance Co.(4)	15.1	5.490%	1/16	1	MOB	32.5	15.0	15.1

				10		$161.4	$61.7	$70.7

(1)	Payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(3)	Payable in fully amortizing monthly installments of principal and interest due at maturity. Originally, the Company had 8 mortgage notes totaling $35.0 million on 10 MOBs. Three of the mortgage notes, originally totaling $11.6 million, were defeased during the second quarter of 2006.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(5)	MOB-Medical office building SNF-Skilled nursing facility
     The contractual interest rates for the 10 outstanding mortgage notes ranged from 5.49% to 8.50% at June 30, 2006. Three mortgage notes payable totaling approximately $7.1 million were repaid in April 2006 related to the sale of three medical office buildings which secured the mortgage notes.
Other Long-Term Debt Information
     Future maturities of the Company’s notes and bonds payable as of June 30, 2006 were as follows (dollars in thousands):

2006	$1,720	0.2%
2007	3,645	0.4%
2008	3,922	0.5%
2009	177,224	21.2%
2010	4,548	0.6%
2011 and thereafter	643,643	77.1%

	$834,702	100.0%

     The Company paid interest and capitalized interest as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest paid	$25,013	$23,437	$27,391	$24,741
Interest capitalized	$569	$485	$676	$924
     In its 1998 acquisition of Capstone Capital Corporation (“Capstone”), the Company acquired four interest rate swaps previously entered into by Capstone. In order to set the liabilities assumed by the Company, the Company, concurrently with the acquisition, acquired offsetting swaps. The remaining liability as of June 30, 2006 and 2005 was approximately $311,000 and $489,000, respectively.
Note 4. Commitments and Contingencies
Construction in Progress
     As of June 30, 2006, the Company had an investment of approximately $6.3 million in three medical office building developments in progress, which have a total remaining funding commitment of approximately $56.6 million. The Company anticipates completion of these buildings in 2007. The Company is also in the pre-development stages on one building in Hawaii. As of June 30, 2006, the Company had invested $7.5 million in the Hawaii land and site preparation, on which the Company anticipates it will begin construction of a $70.0 million medical office building during 2006.
     The Company also had various remaining first-generation tenant improvement obligations totaling approximately $7.4 million as of June 30, 2006 related to properties that were developed by the Company.
Hurricane Casualty Losses
     As disclosed in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005, three buildings owned by the Company sustained water, flood or wind damage from Hurricane Katrina and Hurricane Rita. In 2005, the Company recorded an estimated net loss related to these events. Based on the work performed through the second quarter of 2006, the Company has determined that the actual cost to repair the damages to these buildings will be more than estimated in 2005. As a result, the Company recorded, in the second quarter of 2006, additional estimated losses totaling $700,000 which are included in depreciation expense on the accompanying Consolidated Statement of Income.
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
     In May, 2006, Methodist Health System Foundation, Inc. (“the Foundation”) filed suit against a wholly-owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support the Company’s ownership and operation of two medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to Universal Health Services, Inc. in 2003. Its assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Purchase Contracts
     The Company has executed purchase agreements to acquire a skilled nursing facility in Tennessee for approximately $7.3 million and an assisted living facility in Florida for $8.2 million. Both acquisitions are expected to close during the third quarter of 2006.

Note 5. Earnings Per Share
     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share” for the three and six months ended June 30, 2006 and 2005 (dollars in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted Average Shares
Weighted Average Shares Outstanding	47,807,916	47,751,015	47,796,243	47,734,070
Unvested Restricted Stock Shares	(1,276,885)	(1,274,626)	(1,284,662)	(1,290,431)

Weighted Average Shares — Basic	46,531,031	46,476,389	46,511,581	46,443,639

Weighted Average Shares — Basic	46,531,031	46,476,389	46,511,581	46,443,639
Dilutive effect of Restricted Stock Shares	894,951	877,848	910,134	882,523
Dilutive effect of Employee Stock Purchase Plan	33,994	49,079	42,662	49,733

Weighted Average Shares — Diluted	47,459,976	47,403,316	47,464,377	47,375,895

Net Income
Income from Continuing Operations	$11,742	$7,905	$19,627	$17,849
Discontinued operations	(236)	3,662	4,374	14,467

Net income	$11,506	$11,567	$24,001	$32,316

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.25	$0.17	$0.42	$0.39
Discontinued Operations per common share	$0.00	$0.08	$0.09	$0.31

Net income per common share	$0.25	$0.25	$0.51	$0.70

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.25	$0.17	$0.41	$0.38
Discontinued Operations per common share	$(0.01)	$0.07	$0.09	$0.30

Net income per common share	$0.24	$0.24	$0.50	$0.68

Note 6. Subsequent Events
Common Stock Dividend
     On July 25, 2006, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.660 per share ($2.64 annualized) payable on September 1, 2006 to shareholders of record on August 15, 2006.
Authorization to Repurchase Common Stock
     On July 25, 2006, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows from investing activities. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.

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
     Substantially all of the Company’s revenues are derived from rentals on its healthcare real estate properties, from interest earned on mortgage loans, and from revenues from the operations of six senior living facilities consolidated by the Company as variable interest entities (“VIEs”). The Company typically incurs operating and administrative expenses, including compensation, office rental and other related occupancy costs, as well as various expenses incurred in connection with managing the existing portfolio and acquiring additional properties. The Company also incurs interest expense on its various debt instruments, depreciation and amortization expense on its real estate portfolio, and reports operating expenses of the six consolidated VIEs.
Executive Overview
     The Company continues to be well-positioned from a capital structure and liquidity viewpoint. In January 2006, the Company replaced its $300.0 million unsecured credit facility due 2006 with a $400.0 million unsecured credit facility due 2009 (“Unsecured Credit Facility due 2009”), which may be increased to $650.0 million during the first two years. (See Note 3 to the Condensed Consolidated Financial Statements for more details on the Unsecured Credit Facility due 2009.) At June 30, 2006, the Company had $173.0 million outstanding and had borrowing capacity remaining of $227.0 million under its Unsecured Credit Facility due 2009. Also, at June 30, 2006, the Company’s debt-to-book capitalization ratio was 48.8%, and 77.1% of the Company’s existing debt portfolio had maturity dates after 2010 (approximately 90% of the debt due prior to 2010 is related to the Unsecured Credit Facility due 2009).
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
     The Company invested $65.0 million in a medical office building and an adjoining orthopaedic hospital in Indiana during the second quarter of 2006. Notwithstanding this acquisition, the Company continues to see low capitalization rates and minimally accretive investment returns for medical office buildings. Given this market environment, the Company’s acquisition activity for the remainder of 2006 will likely be in the senior living sector, where the Company has seen relatively higher capitalization rates. The Company is also using its internal development capabilities to focus on new medical office development opportunities which management believes can generate higher long-term yields. As such, the Company continues its discussions with healthcare systems on several on-campus development projects, and also continues to pursue market-driven development opportunities unaffiliated with any healthcare system.

     The Company is currently in the process of developing three medical office buildings on campuses of Baylor Health Care System in Texas. In addition, the Company has begun to develop buildings unaffiliated with any hospital or health system. Management believes such unaffiliated projects can offer a number of advantages, including fewer use and leasing restrictions, shorter development timelines, and higher returns. For example, the Company is in the pre-development stage on one other building in Hawaii and has signed a letter of intent to develop two medical office buildings totaling approximately 160,000 square feet in Colorado. The Company intends to invest approximately $27 million in the medical office buildings on the Colorado site and anticipates that construction will be completed in 2008.
     The Company is pursuing 17 other development projects in various stages of activity. Though the Company believes some of these projects will materialize into developments, the Company cannot predict which, if any, of these projects will materialize.
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
     Management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to significant non-cash items, primarily depreciation and amortization of real estate. Management uses FFO and FFO per share to compare and evaluate its own operating results from period to period, and to monitor the operating results of the Company’s peers in the REIT industry. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs; because FFO per share is consistently and regularly reported, discussed, and compared by research analysts in their notes and publications about REITs; and finally, because research analysts publish their earnings estimates and consensus estimates for healthcare REITs only in terms of fully-diluted FFO per share and not in terms of net income or earnings per share. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share.
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

     The table below reconciles FFO to net income for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Net income	$11,506	$11,567	$24,001	$32,316
Net gain on sale of real estate properties	(10)	(1,325)	(3,275)	(7,488)
Real estate depreciation and amortization	16,052	15,010	31,747	29,831

Total adjustments	16,042	13,685	28,472	22,343

Funds From Operations — Basic and Diluted	$27,548	$25,252	$52,473	$54,659

Funds From Operations Per Common Share — Basic	$0.59	$0.54	$1.13	$1.18

Funds From Operations Per Common Share — Diluted	$0.58	$0.53	$1.11	$1.15

Weighted Average Common Shares Outstanding — Basic	46,531,031	46,476,389	46,511,581	46,443,639

Weighted Average Common Shares Outstanding — Diluted	47,459,976	47,403,316	47,464,377	47,375,895

Results of Operations
Second Quarter 2006 Compared to Second Quarter 2005
     Net income for the quarter ended June 30, 2006 totaled $11.5 million, or $0.25 per basic common share ($0.24 per diluted common share), on total revenues from continuing operations of $67.0 million. This compares with net income of $11.6 million, or $0.25 per basic common share ($0.24 per diluted common share), on total revenues from continuing operations of $60.0 million for the quarter ended June 30, 2005. FFO was $27.5 million, or $0.58 per diluted common share for the three months ended June 30, 2006 compared to $25.3 million, or $0.53 per diluted common share for the same period in 2005. FFO and FFO per diluted common share were higher in 2006 compared to 2005 due to several factors, including a $1.1 million prepayment penalty fee received in the second quarter of 2006 (discussed further in Note 2 to the Consolidated Financial Statements), a $0.7 million adjustment in straight-line rental income in the second quarter of 2006 related to lease extensions, a $2.1 million reversal of a straight-line rent receivable in the second quarter of 2005 due to the restructuring of three leases with an operator, offset by a $1.0 million increase in interest expense and a $0.5 million increase in operating expenses related to the six variable interest entities (“VIEs”) (See Note 1 to the Condensed Consolidated Financial Statements for further discussion of the Company’s VIEs).
     Total revenues from continuing operations for the quarter ended June 30, 2006 increased $7.1 million, or 11.8%, compared to the same period in 2005. This increase was due mainly to the acquisition of $177.9 million of real estate properties and mortgages since the first quarter of 2005 and from a $1.1 million prepayment penalty fee received related to the prepayment of two mortgages in the second quarter of 2006.
     Total expenses for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 increased $3.2 million, or 6.2%, mainly for the reasons discussed below:
     · Other operating expenses increased $0.7 million, or 17.7%, due mainly to increasing operating expenses of the six VIEs, whose books the Company is required to consolidate (See Note 1 to the Condensed Consolidated Financial Statements for further discussion of the Company’s VIEs).
     · Interest expense increased $1.0 million, or 8.9%, as compared to the same period in 2005. The increase is comprised of an increase in interest expense of approximately $1.8 million attributable to increases in interest rates and a higher average outstanding balance in 2006 than in 2005 on the Company’s unsecured credit facilities, offset by a decrease of approximately $0.7 million from principal reductions in 2005 and 2006 on the senior notes due 2006, which were fully repaid in April 2006.

     · Depreciation and amortization expenses increased $1.1 million, or 7.5%, due mainly to the acquisition of $121.6 million of real estate properties since the first quarter of 2005, an additional $700,000 in casualty losses recorded related to Hurricane Katrina and Hurricane Rita (See Note 4 to the Condensed Consolidated Financial Statements for more detail), as well as various building and tenant improvements.
     Income (loss) from discontinued operations totaled ($0.2) million and $3.7 million, respectively, for the three months ended June 30, 2006 and 2005, which includes the results of operations and gains or impairments related to property disposals during 2006 and 2005, as well as the results of operations related to assets classified as held for sale. As of June 30, 2006, the Company had classified one property as held for sale. No properties were classified as held for sale as of June 30, 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Net income for the six months ended June 30, 2006 totaled $24.0 million, or $0.51 per basic common share ($0.50 per diluted common share), on total revenues from continuing operations of $131.0 million. This compares with net income of $32.3 million, or $0.70 per basic common share ($0.68 per diluted common share), on total revenues from continuing operations of $119.9 million for the six months ended June 30, 2005. FFO was $52.5 million, or $1.11 per diluted common share for the six months ended June 30, 2006 compared to $54.7 million, or $1.15 per diluted common share for the same period in 2005. FFO and FFO per diluted common share were lower in 2006 compared to 2005 for several reasons, described in the paragraphs below.
     Total revenues from continuing operations for the six months ended June 30, 2006 increased $11.1 million, or 9.3%, compared to the same period in 2005, mainly for the reasons discussed below:
     · Master lease rental income increased $5.4 million, or 15.5%, due mainly to acquisitions of properties during 2005 and 2006 resulting in approximately $2.2 million of revenue and $2.8 million related to a group of properties whose operations were previously included in property operating income and property operating expenses on the Company’s Consolidated Statements of Income. These properties, previously under a financial support arrangement, are now under a master lease arrangement.
     · Property operating income decreased $2.3 million, or 3.6%, attributable to a change in the classification of revenues totaling $3.9 million related to a group of properties, previously under a financial support arrangement, now under a master lease arrangement, net of an increase in revenue of approximately $0.9 million related to one medical office building previously under construction which commenced operations during 2005.
     · Straight-line rent increased $3.2 million, or 223.3%, due mainly to a $0.7 million adjustment in straight-line rental income in the second quarter of 2006 related to lease extensions and a $2.1 million reversal of a straight-line rent receivable in the second quarter of 2005 due to the restructuring of three leases with an operator.
     · Mortgage interest income increased $2.5 million, or 68.1%, due mainly to additional investments increasing interest income by approximately $3.1 million, offset partially by the repayment of certain mortgage notes decreasing interest income by approximately $0.4 million.

     · Other operating income increased $2.4 million, or 13.9%, due largely to a $1.1 million prepayment penalty fee received from the prepayment of one mortgage note receivable during the second quarter of 2006 and a $0.7 million increase in shortfall income related to properties under financial support arrangements.
     Total expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 increased $9.3 million, or 9.2%, mainly for the reasons discussed below:
     · General and administrative expenses increased $1.4 million, or 19.6%, for the six months ended June 30, 2006 compared to the same period in 2005. General and administrative expenses typically approximate 6% of total revenues, but were somewhat higher (at 6.7%) for the first six months of 2006 due primarily to the following reasons. First, the Company adopted and implemented Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” resulting in additional compensation expense in the first quarter of 2006 of $227,000. (See Note 1 to the Condensed Consolidated Financial Statements for more details.) Also, as discussed in more detail in the Company’s Annual Report on Form 10-K for 2005, the Company entered into a new master lease agreement and terminated property management of a group of medical office and physician clinic buildings in Virginia during the fourth quarter of 2005. In the first quarter of 2006, the Company incurred severance costs and consulting fees related to that transaction totaling approximately $360,000. Finally, the liability and expense related to the Company’s pension plans increased approximately $450,000.
     · Property operating expenses increased $1.2 million, or 3.6%, due mainly to the commencement of operations during 2005 of one property that was previously under construction with expenses totaling approximately $270,000; operations of one property that was previously under a master lease agreement with expenses of approximately $225,000; and the remainder of the increase related mainly to additional expenses related to the payment of 2005 real estate taxes and the related adjustment to the real estate tax liability estimate for the year 2006 and other maintenance and repairs expenses.
     · Other operating expenses increased $1.2 million, or 16.5%, mainly due to increasing operating expenses of the six VIEs, whose books the Company is required to consolidate (See Note 1 to the Condensed Consolidated Financial Statements for further discussion of the Company’s VIEs).
     · Bad debt expense increased $1.1 million due to net increases in the allowance for doubtful accounts on various receivables.
     · Interest expense increased $2.3 million, or 9.9%, as compared to the same period in 2005. The increase is comprised of an increase in interest expense of approximately $2.9 million attributable to increases in interest rates and a higher average outstanding balance in 2006 than in 2005 on the Company’s unsecured credit facilities; an increase in interest expense totaling approximately $0.7 million related to three notes receivable entered into during 2005; an increase in interest expense totaling $0.2 million related to a decrease in the amount of interest capitalized on development projects; offset by a decrease of approximately $1.2 million from the repayment of principal during 2006 and 2005 on the senior notes due 2006.
     · Depreciation expense increased $2.6 million, or 11.1%, due mainly to the acquisition of $121.6 million of real estate properties during 2006 and 2005, an additional $700,000 in casualty losses recorded related to Hurricane Katrina and Hurricane Rita (See Note 4 to the Condensed Consolidated Financial Statements for more detail), as well as various building and tenant improvements.

     · Amortization expense decreased $0.5 million, or 8.9%, mainly due to a decrease in total amortization expense related to the lease intangibles recorded as part of our acquisitions during 2003 and 2004, some of which have been fully amortized.
     Income from discontinued operations totaled $4.4 million and $14.5 million, respectively, for the six months ended June 30, 2006 and 2005, which includes the results of operations and gains or impairments related to property disposals during 2006 and 2005, as well as the results of operations related to assets classified as held for sale. As of June 30, 2006, the Company had classified one property as held for sale. No properties were classified as held for sale as of June 30, 2005.
Liquidity and Capital Resources
Debt Obligations
     As discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements, the Company is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows:

			Contractual
	Balance at		Interest	Interest
(dollars in thousands)	6/30/06	Maturity Date	Rate at 6/30/06	Payments	Principal Payments
Unsecured Credit Facility due 2009	$173,000	1/09	LIBOR + 0.90%	Quarterly	At maturity (1)
Senior Notes due 2011, net	301,183	5/11	8.125%	Semi-Annual	At maturity
Senior Notes due 2014, net	298,772	4/14	5.125%	Semi-Annual	At maturity
Mortgage notes payable	61,747	5/11-4/32	5.49%-8.50%	Monthly	Monthly or at maturity

	$834,702
(1)	The Company pays a quarterly facility fee of 0.20% on the commitment that can change based on the Company’s unsecured credit rating.
     As of June 30, 2006, approximately 77.1% of the Company’s outstanding debt balances were due after 2010, with the majority of the debt balances due prior to 2010 relating to the Unsecured Credit Facility due 2009. The Company’s shareholders’ equity at June 30, 2006 totaled approximately $875.3 million and its debt-to-total capitalization ratio, on a book basis, was approximately 0.49 to 1. For the six months ended June 30, 2006, the Company’s earnings covered fixed charges at a ratio of 1.7 to 1.0. At June 30, 2006, the Company had borrowing capacity of $227.0 million under the Unsecured Credit Facility due 2009 and was in compliance with the covenant requirements under its various debt instruments.
     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.
     In 2001 the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of its Senior Notes due 2011. During 2006, the Company received an 8.125% fixed rate and paid a variable rate of six-month LIBOR plus 4.12% related to the swap agreements. With the increase in interest rates (six-month LIBOR was 5.59% at June 30, 2006), the Company was in a net-pay position under the swap agreements, which had the effect of increasing the amount of interest expense recorded on the Company’s Condensed Consolidated Statements of Income. Because of the additional interest the Company was paying under the swap agreements and because the Company’s variable rate debt percentage was exceeding its target range of 15% to 30% of total debt, the Company terminated these interest rate swap agreements in June 2006 and paid $10.1 million, equal to the fair value of the interest rate swaps at termination, plus interest due of $0.3 million. (See Note 3 to the Condensed Consolidated Financial Statements for more details.) As a result of the interest rate swaps termination, the Company will pay interest on the Senior Notes due 2011 at the coupon rate of 8.125% and the effective interest rate on the notes will be 7.896%.

Shelf Registration
     The Company may from time to time raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, but the availability and terms of any such issuance will depend upon market and other conditions. The Company is current on all of its filings with the Securities and Exchange Commission; however, the Company was untimely in filing its Form 10-K for the year ended December 31, 2004 and its Forms 10-Q for 2005. The Company believes it will be eligible to issue securities under a Form S-3 on November 30, 2006, twelve months after the Company became current on its filings with the Securities and Exchange Commission. During that twelve-month period, the Company may not issue securities under its existing registration statements, but it may access the capital markets using other forms of registration statements and through private offerings. When eligible, the Company will have access to approximately $504.1 million of remaining capacity under its registration statements filed on Form S-3.
Security Deposits and Letters of Credit
     As of June 30, 2006, the Company had approximately $5.7 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Asset Acquisitions
     During the second quarter of 2006, the Company acquired a 58,474 square foot medical office building and an adjoining 117,525 square foot orthopaedic hospital in Indiana for $65.0 million. These properties will operate under absolute net master lease agreements. The Company also invested $3.9 million in one mortgage note receivable, which is secured by six senior living facilities in Michigan. Additionally, the Company financed in full the sale of one of its owned ancillary hospital facilities in California, in which the Company had a $16.4 million gross investment ($13.4 million, net). In the transaction, the Company received a $14.9 million mortgage note receivable, which is secured by the 87,000 square foot facility. As required by SFAS No. 66, “Accounting for Sales of Real Estate,” the Company has deferred the recognition of the gain on sale of approximately $1.5 million until such time that recognition is allowed under SFAS No. 66.
     During the first quarter of 2006, the Company invested $16.0 million in one mortgage, which is secured by a group of assisted living facilities. Also, during the first quarter of 2006, the Company acquired for $2.4 million a 50% non-managing member interest in a limited liability company (“LLC”), which acquired one medical office building in Oregon, and acquired for $6.6 million a 10% non-managing member interest in a LLC, which acquired six senior living facilities in Utah.
Asset Dispositions
     During the second quarter of 2006, the Company sold three ancillary hospital facilities in Alabama, in which the Company had a gross investment totaling $26.3 million ($21.1 million, net) and other related assets totaling approximately $600,000. The purchase price totaled $21.7 million and provided for the repayment of three mortgage notes payable totaling $7.1 million, which were secured by the properties. The Company recognized an immaterial gain on the transaction. Additionally, pursuant to a purchase option exercised in 2005, the Company sold an 87,000 square foot ancillary hospital facility in California and financed the sale transaction. (See “Asset Acquisitions” for more details.) Finally, in the second quarter, two mortgage notes receivable were repaid totaling $10.9 million. The Company received a $1.1 million prepayment penalty from these two repayments, which is included in “Other operating income” on the Company’s Consolidated Statement of Income.
     During the first quarter of 2006, a sponsor under a financial support arrangement exercised a purchase option and purchased two properties, providing net proceeds to the Company totaling $11.2 million. The Company recognized a $3.3 million gain from the sale of these properties. Also, mortgage notes receivable were repaid providing net proceeds to the Company totaling $28.0 million, including interest receivables due to the Company.
Purchase Options
     As of December 31, 2005, the Company had a gross investment of approximately $205.0 million in real estate properties where the respective operators and lessees had outstanding and exercisable contractual options to purchase the properties subject to various conditions and terms. As discussed in the preceding paragraph, the Company sold two properties pursuant to contractual purchase options in the first quarter of 2006 and sold one property in the second quarter of 2006 pursuant to an option exercised by the tenant in late 2005. The Company has not received any additional notices of exercise in 2006 and cannot predict how many, if any, may be received in the future. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of the Company’s properties that are subject to purchase options.
Prepayments on Mortgage Notes Receivable
     The Company has been notified by three borrowers of their intent to prepay mortgage notes receivable, totaling approximately $30.8 million at June 30, 2006, during the third and fourth quarters of 2006. The weighted average interest rate on these three mortgage notes receivable was 13.48% at June 30, 2006.
Construction in Progress
     As of June 30, 2006, the Company had an investment of approximately $6.3 million in three medical office building, developments in progress, which have a total remaining funding commitment of approximately $56.6 million. The Company anticipates completion of these buildings in 2007. The Company is also in the pre-development stages on one building in Hawaii. As of June 30, 2006, the Company had invested $7.5 million in the Hawaii land and site preparation, on which the Company anticipates it will begin construction of a $70.0 million medical office building during 2006.
     The Company also had various remaining first-generation tenant improvement obligations totaling approximately $7.4 million as of June 30, 2006 related to properties that were developed by the Company.
Purchase Contracts
     The Company has executed purchase agreements to acquire a skilled nursing facility in Tennessee for approximately $7.3 million and an assisted living facility in Florida for $8.2 million. Both buildings will be leased under a master lease agreement. The acquisitions are expected to close during the third quarter of 2006.
Dividends
     On January 24, 2006, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.66 per share ($2.64 annualized) payable to shareholders of record on February 15, 2006. This dividend was paid on March 2, 2006.

     On April 25, 2006, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.66 per share ($2.64 annualized) payable to shareholders of record on May 15, 2006. This dividend was paid on June 1, 2006.
     On July 25, 2006, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.66 per share ($2.64 annualized) payable on September 1, 2006 to shareholders of record on August 15, 2006.
     The Company’s Board of Directors intends to maintain future dividend payments at the present level ($0.66 per share per quarter) in view of the performance of the Company’s portfolio, strength of its balance sheet and opportunities for property development, each of which are discussed above in greater detail. As described in the Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations, cash flows, and to make accretive new investments.
Liquidity
     Net cash provided by operating activities was $51.0 million and $51.5 million for the six months ended June 30, 2006 and 2005, respectively. Cash flow from operations reflects increased revenues offset by higher costs and expenses, as well as changes in receivables, payables and accruals. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
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
Impact of Inflation
     Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that many of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of certain leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations, further reducing the risk of any adverse effects of inflation to the Company. Interest payable under the Unsecured Credit Facility due 2009 is calculated at a variable rate; therefore, the amount of interest payable under the swaps and the unsecured credit facility will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods when interest rate increases outpace inflation, our operating results should be negatively impacted. Conversely, when increases in inflation outpace increases in interest rates, our operating results should be positively impacted.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. Additionally, from time to time, the Company has utilized interest rate swaps to either (i) convert fixed rates to variable rates in order to hedge the exposure related to changes in the fair value of obligations, or to (ii) convert variable rates to fixed rates in order to hedge risks associated with future cash flows.
     At June 30, 2006, approximately $661.7 million, or 79.3%, of the Company’s total debt bore interest at fixed rates. Additionally, approximately $73.5 million, or 72.2%, of the Company’s mortgage notes receivable bore interest based on fixed rates.
     The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market rates (dollars in thousands).

			Impact on Earnings and Cash Flows
	Outstanding	Calculated Annual	Assuming 10%	Assuming 10%
	Principal Balance	Interest Expense	Increase in Market	Decrease in Market
	as of 6/30/06	(1)	Interest Rates	Interest Rates
Variable Rate Debt:
Unsecured Credit Facility due 2009 ($400 Million)	$173,000	$10,813	$(926)	$926

Variable Rate Receivables:
Mortgage Notes Receivable	$8,301	$3,872	$146	$(146)

		Fair Value
			Assuming 10%	Assuming 10%
	Carrying Value at		Increase in Market	Decrease in Market
	6/30/06	6/30/2006	Interest Rates	Interest Rates	12/31/2005 (2)
Fixed Rate Debt:
Senior Notes due 2011, net (3)	$301,183	$307,588	$301,313	$313,392	$317,776
Senior Notes due 2014, net	298,772	278,685	269,747	287,147	292,814
Mortgage Notes Payable	61,747	61,334	59,404	63,179	71,383

	$661,702	$647,607	$630,464	$663,718	$681,973

Fixed Rate Receivables:
Mortgage Notes Receivable	$73,522	$68,280	$66,336	$70,331	$79,765

(1) Annual interest expense is calculated using the current market rate and assuming a constant principal balance.
(2) Except as otherwise noted, fair values as of December 31, 2005 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.
(3) In June 2006, the Company terminated two interest rate swaps on a notional amount of $125 million, where the underlying debt was $125 million of the Senior Notes due 2011. Prior to termination, the swaps had the effect of converting fixed rates to variable rates with respect to the notional amount. For comparability purposes, the fair value of the Senior Notes due 2011 has been recalculated as of December 31, 2005 as if the interest rate swaps had not been in effect.

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
     In May, 2006, Methodist Health System Foundation, Inc. (“the Foundation”) filed suit against a wholly-owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements, which support the Company’s ownership and operation of two medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist The suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event. The Company will vigorously defend the enforceability of the financial support agreements and believes the Foundation’s claims are not meritorious.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In May 2006, the Company withheld common stock from one of its officers to pay estimated withholding taxes related to restricted stock that vested in that month. The shares were immediately retired. The following table reflects the number of shares and market value of the shares at the time of the withholding.

Maximum Number
		Total Number	(or Approximate
		of Shares (or Units)	Dollar Value) of
		Purchased as	Shares (or Units)
Total Number of Shares	Average Price	Part of Publicly	that May Yet Be
(or Units)	Paid per Share	Announced	Purchased Under
Purchased	(or Unit)	Plans or Programs	the Plans or Programs
12,757	$37.735	0	0
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of shareholders was held on May 9, 2006, and its shareholders voted on the following matters.
     (a) David R. Emery, Batey M. Gresham, Jr., and Dan S. Wilford, Charles Raymond Fernandez, M.D., Errol L. Biggs, Ph. D., and Bruce D. Sullivan were elected to serve as Directors. The vote was as follows:

				Votes Cast
	Director	Term	Votes Cast	Against or
	Class	Expires	in Favor	Withheld	Non Votes
David R. Emery	3	2008	43,627,178	834,530	3,336,498
Batey M. Gresham, Jr.	3	2008	42,219,921	2,241,787	3,336,498
Dan S. Wilford	3	2008	43,987,042	474,666	3,336,498
Charles R. Fernandez, M.D.	1	2009	42,766,614	1,695,094	3,336,498
Errol L. Biggs, Ph. D.	1	2009	42,759,434	1,702,274	3,336,498
Bruce D. Sullivan	1	2009	43,055,121	1,406,587	3,336,498
     The following Class 2 Directors continued in office following the meeting:

Term Expires
Marliese E. Mooney	2007
Edwin B. Morris III	2007
John Knox Singleton	2007
(b)	The shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ended December 31, 2006, by the following vote:

Votes Cast in	Votes Cast	Abstentions
Favor	Against	/Non Votes
44,202,656	128,050	3,467,500

Item 6. Exhibits

Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (5)

Exhibit 10.2	Purchase and Sale Agreement between the Company and Orthopaedics Indianapolis Surgical Associates, LLP (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Senior Vice President and Chief Financial Officer

Date: August 9, 2006

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein. (5)

Exhibit 10.2	Purchase and Sale Agreement between the Company and Orthopaedics Indianapolis Surgical Associates, LLP (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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