Form 10-Q
period 2006-09-30
HEALTHCARE REALTY TRUST INC
filed 2006-11-08
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, 47,816,079 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2006

Part I. FINANCIAL INFORMATION
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Real estate properties:
Land	$137,629	$133,195
Buildings, improvements and lease intangibles	1,728,559	1,670,884
Personal property	22,324	21,932
Construction in progress	25,101	7,030

	1,913,613	1,833,041
Less accumulated depreciation	(356,506)	(315,794)

Total real estate properties, net	1,557,107	1,517,247

Cash and cash equivalents	3,747	7,037

Mortgage notes receivable	75,462	105,795

Assets held for sale, net	0	21,415

Other assets, net	100,837	96,158

Total assets	$1,737,153	$1,747,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes and bonds payable	$820,852	$778,446

Accounts payable and accrued liabilities	41,634	30,774

Other liabilities	21,822	25,964

Total liabilities	884,308	835,184

Commitments	—	—

Stockholders’ equity:

Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; issued and outstanding 47,816,079 – 2006 and 47,768,148 – 2005	478	478

Additional paid-in capital	1,222,233	1,220,522

Deferred compensation	(11,755)	(13,013)

Cumulative net income	627,465	595,401

Cumulative dividends	(985,576)	(890,920)

Total stockholders’ equity	852,845	912,468

Total liabilities and stockholders’ equity	$1,737,153	$1,747,652

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended September 30, 2006 and 2005
(Dollars in thousands, except per share data)
(Unaudited)

	2006	2005
REVENUES:
Master lease rental income	$21,528	$17,744
Property operating income	31,628	35,626
Straight-line rental income	524	286
Mortgage interest income	2,957	2,624
Other operating income	11,429	9,396

	68,066	65,676

EXPENSES:
General and administrative	4,245	4,682
Property operating expenses	17,752	19,056
Other operating expenses	4,163	4,291
Impairment	3,811	0
Bad debt expense	184	131
Interest	14,033	12,176
Depreciation	13,188	14,724
Amortization	2,467	3,054

	59,843	58,114

INCOME FROM CONTINUING OPERATIONS	8,223	7,562

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(87)	1,109
Gain on sales of real estate properties and impairments, net	(73)	(6)

	(160)	1,103

NET INCOME	$8,063	$8,665

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.18	$0.16

Discontinued operations per common share	$(0.01)	$0.03

Net income per common share	$0.17	$0.19

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.17	$0.16

Discontinued operations per common share	$0.00	$0.02

Net income per common share	$0.17	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	46,545,285	46,484,410

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	47,491,385	47,443,704

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.660	$0.660

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands, except per share data)
(Unaudited)

	2006	2005
REVENUES:
Master lease rental income	$61,698	$52,511
Property operating income	94,843	101,179
Straight-line rental income	2,265	(1,127)
Mortgage interest income	9,096	6,276
Other operating income	31,160	26,711

	199,062	185,550

EXPENSES:
General and administrative	13,005	12,006
Property operating expenses	53,409	53,468
Other operating expenses	13,000	11,879
Impairment	3,811	0
Bad debt expense	1,251	131
Interest	39,652	35,484
Depreciation	39,036	37,990
Amortization	8,048	9,181

	171,212	160,139

INCOME FROM CONTINUING OPERATIONS	27,850	25,411

DISCONTINUED OPERATIONS:
Income from discontinued operations	1,012	8,797
Gain on sales of real estate properties and impairments, net	3,202	6,773

	4,214	15,570

NET INCOME	$32,064	$40,981

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.60	$0.55

Discontinued operations per common share	$0.09	$0.33

Net income per common share	$0.69	$0.88

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations per common share	$0.59	$0.54

Discontinued operations per common share	$0.09	$0.32

Net income per common share	$0.68	$0.86

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	46,522,939	46,457,378

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	47,473,738	47,399,383

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$1.980	$1.965

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$32,064	$40,981
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47,842	48,913
Deferred compensation amortization	2,832	2,835
FAS 123R stock compensation expense	227	0
Increase (decrease) in other liabilities	135	(776)
(Increase) decrease in other assets	1,398	(10,594)
Increase in accounts payable and accrued liabilities	6,846	15,745
(Increase) decrease in straight-line rent receivable	(1,643)	1,305
Equity in losses from unconsolidated LLCs	160	251
Provision for bad debts	1,251	131
Impairment	3,811	0
Gain on sales of real estate and impairments, net	(3,202)	(6,773)

Net cash provided by operating activities	91,721	92,018

Cash flows from investing activities:
Acquisition and development of real estate properties	(107,542)	(81,421)
Funding of mortgages and notes receivable	(21,479)	(64,976)
Investments in unconsolidated LLCs	(10,314)	(11,135)
Distributions from unconsolidated LLCs	726	326
Proceeds from sales of real estate	33,020	124,879
Proceeds from mortgages and notes receivable repayments	68,980	11,013

Net cash used in investing activities	(36,609)	(21,314)

Cash flows from financing activities:
Borrowings on notes and bonds payable	310,000	163,248
Repayments on notes and bonds payable	(272,323)	(138,280)
Dividends paid	(94,656)	(93,822)
Proceeds from issuance of common stock	391	853
Common stock redemption	(481)	0
Debt issuance costs	(1,333)	0

Net cash used in financing activities	(58,402)	(68,001)

Increase (decrease) in cash and cash equivalents	(3,290)	2,703
Cash and cash equivalents, beginning of period	7,037	2,683

Cash and cash equivalents, end of period	$3,747	$5,386

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
     Certain reclassifications have been made in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005 to conform to the September 30, 2006 presentation. The Company has revised the investing portion of its Condensed Consolidated Statement of Cash Flows to include capital expenditures, certain note receivable advances and payments, and certain partnership distributions that were previously included in the operating portion totaling approximately $1.7 million. The Company also revised the fair value of interest rate swaps included in the financing portion totaling $5.4 million, which was previously included in the operating ($1.3 million) and investing ($4.1 million) portions of the statement. These reclassifications, along with other insignificant reclassifications, resulted in a decrease to net cash provided by operating activities of approximately $3.5 million, an increase to net cash used in investing activities of approximately $1.9 million and a decrease to net cash used in financing activities of approximately $5.4 million.

Stock Issued to Employees
     During 2006 and 2005, the Company issued and had outstanding various employee stock-based awards. These awards included restricted stock issued to employees pursuant to the 2003 Employees Restricted Stock Incentive Plan (the “Restricted Stock Plan”) and shares issued to employees pursuant to the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”). The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months.
     Prior to 2006, the Company followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based awards to employees and followed the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 and superseded APB Opinion No. 25. This statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions, including employee stock purchase plans under certain conditions, but does not change the accounting guidance for share-based payment transactions with parties other than employees. This statement requires all share-based payments to employees to be recognized in the income statement based on their fair values. SFAS No. 123R permitted companies to adopt its requirements using one of two methods. The Company elected to follow the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.
     The compensatory nature of the Restricted Stock Plan and the determination of the related compensation expense under the provisions of SFAS No. 123R are consistent with the accounting treatment prescribed by APB Opinion No. 25. However, the look-back feature under the Employee Stock Purchase Plan does not qualify for non-compensatory accounting treatment under SFAS No. 123R as it did under the provisions prescribed by APB Opinion No. 25, and, instead, requires fair value measurement using the Black-Scholes or other pricing model and the recognition of expense over the vesting period. The accounting for the look-back feature associated with the Employee Stock Purchase Plan under SFAS No. 123R is consistent with the accounting prescribed by SFAS No. 123, and as interpreted in FASB Technical Bulletin (“FTB”) 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” Therefore, the compensation expense recognized upon adoption of SFAS No. 123R has been determined in the same manner that the pro-forma compensation expense was calculated under SFAS No. 123, using the Black-Scholes model. For the three and nine months ended September 30, 2006, included in general and administrative expenses, the Company recognized approximately $0 and $227,000, respectively, of compensation expense related to the January 1, 2006 grant of options to purchase shares under the Employee Stock Purchase Plan, where such options were immediately vested on the date of grant. The Company grants options under its Employee Stock Purchase Plan once a year, during the first quarter, and thus records compensation expense related to those grants only in that quarter each year.
     The following table represents the effect on net income and earnings per share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value-based method and recognition provisions of SFAS No. 123R, as described above:

	Three Months	Nine Months
	Ended	Ended
(Dollars in thousands, except per share data)	Sept. 30, 2005	Sept. 30, 2005
Net income, as reported	$8,665	$40,981
Add: Compensation expense for equity-based awards to employees, included in net income	1,062	2,817
Deduct: Compensation expense for equity-based awards to employees under the fair value method	(1,062)	(3,053)

Pro-forma net income	$8,665	$40,745

Earnings per share, as reported:
Basic	$0.19	$0.88
Assuming dilution	$0.18	$0.86
Pro-forma earnings per share:
Basic	$0.19	$0.88
Assuming dilution	$0.18	$0.86
     A summary of the Employee Stock Purchase Plan activity and related information for the three and nine months ended September 30, 2006 and 2005 follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
All Options	2006	2005	2006	2005
Outstanding, beginning of period	195,585	230,901	158,026	141,037
Granted	0	0	148,698	119,730
Exercised	(3,684)	0	(14,507)	(9,675)
Forfeited	(7,537)	(10,909)	(52,703)	(31,100)
Expired	0	0	(55,150)	0

Outstanding and exercisable at end of period	184,364	219,992	184,364	219,992

Weighted-average fair value of options granted during the period (calculated as of the grant date)	N/A	N/A	$6.55	$7.74
Weighted-average exercise price of options exercised during the period	$28.28	N/A	$26.95	$26.38
Weighted-average exercise price of options outstanding (calculated as of September 30)	$30.11	$29.41	$30.11	$26.38
Range of exercise prices of options outstanding (calculated as of September 30)	$27.07-$34.60	$24.86-$34.60	$27.07-$34.60	$24.86-$34.60
Weighted-average contractual life of outstanding options (calculated as of September 30, in years)	1.08	0.90	1.08	0.90
     The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the weighted-average assumptions for the options granted during the period noted in the following table. The risk-free interest rate was based on the U.S. Treasury constant maturity-nominal two-year rate whose maturity is nearest to the date of the expiration of the latest option outstanding and exercisable; the expected life of each option was estimated using the historical exercise behavior of employees; expected volatility was based on historical volatility of the Company’s stock, calculated on a quarterly basis; and expected forfeitures were based on historical forfeiture rates within the look-back period.

	2006	2005

Risk-free interest rates	4.41%	3.08%
Dividend yields	6.68%	7.50%
Expected life (in years)	1.48	1.51
Expected volatility	0.198	0.194
Expected forfeiture rates	76%	76%
     The Company did not grant any shares of restricted stock to employees during the third quarter of 2006 but granted 30,928 shares of restricted stock to employees under its various benefit plans having a value at the date of grant of approximately $1.0 million during the nine months ended September 30, 2006. The shares have vesting or amortization periods ranging from three to eight years. The amortization period may be shorter than the vesting period for awards to certain officers having employment agreements which allow for accelerated vesting of shares upon retirement.
     Each of the Company’s non-employee directors is automatically granted shares of restricted stock at the conclusion of each annual meeting of shareholders. As such, during the second quarter of 2006, the Company granted a total of 16,000 shares of restricted stock to its outside directors (2,000 shares to each director), which had a total value at the date of grant of approximately $0.6 million and have a vesting period of 3 years.
     During the second quarter of 2006, the Company withheld 12,757 shares of common stock from one of its officers to pay estimated withholding taxes related to restricted stock that vested in the quarter. The shares were immediately retired.
Retirement Plans
     The Company has retirement plans under which certain employees, as designated by the Compensation Committee of the Board of Directors, and the Company’s outside directors, may receive retirement benefits. These benefits are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The plans are unfunded and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Benefit obligation, beginning of period	$10,397	$7,139	$8,345	$6,615
Service costs	236	149	707	449
Interest costs	178	102	533	306
Other	104	8	314	27
Actuarial gain	508	1	1,524	5

Benefit obligation, end of period	11,423	7,399	11,423	7,402
Unrecognized net actuarial gain	(2,971)	(1,044)	(2,971)	(1,047)

Net pension liability in accrued liabilities	$8,452	$6,355	$8,452	$6,355

Variable Interest Entities
     In accordance with FASB Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities (“VIEs”) an Interpretation of Accounting Research Bulletin No. 51,” the Company has included in its Condensed Consolidated Financial Statements six VIEs in which the Company has concluded that it is the primary beneficiary. The Company’s VIEs are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
New Pronouncements
     In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, “Accounting for Income Taxes,” (“FIN No. 48”) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company has determined that FIN No. 48 currently has no material impact on the Company’s results of operations and its cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value, which should increase the consistency and comparability of fair value measurements and disclosures. This statement applies to other current pronouncements that require or permit fair value measurements but does not require any new fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008, but early adoption is allowed.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R),” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a Company’s benefit plans as a net liability or asset, which requires an offsetting adjustment to accumulated other comprehensive income in stockholders’ equity. SFAS No. 158 further requires a Company to measure its benefit obligations as of the balance sheet date. The Company must adopt the recognition and disclosure provisions of SFAS No. 158 effective for the fiscal year ended after December 15, 2006, and the measurement provisions of SFAS No. 158 effective for the fiscal year ended after December 15, 2008. Upon adoption of the recognition and disclosure provisions as of December 31, 2006, there may be an impact on the recorded benefit obligation and accumulated other comprehensive income, a component of Stockholders’ Equity. The Company is currently evaluating the impact of applying the provisions of SFAS No. 158 but does not believe it will have a material impact on its financial position or results of operations.
Note 2. Real Estate and Mortgage Notes Receivable Investments
     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. These activities constitute a single business segment as defined by the SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of September 30, 2006, the Company had investments of approximately $2.0 billion in 248 real estate properties and mortgage notes receivable, including investments in three unconsolidated limited liability companies (carried in “Other assets” on the Company’s Condensed Consolidated Balance Sheet). The Company’s 235 owned real estate properties, located in 27 states, totaled approximately 12.7 million square feet. See the table below for more detail on the Company’s real estate and mortgage notes receivable investments:

	Number of	Investment Amounts		Square Feet
	Investments	(in thousands)		(in thousands)

Owned properties:
Long-term net master leases
Medical office/outpatient facilities	60	$347,075	18.5%	2,302
Assisted living facilities	26	128,688	6.4%	887
Skilled nursing facilities	29	145,262	6.0%	974
Inpatient rehabilitation facilities	9	156,495	7.8%	643
Independent living facilities	7	64,123	3.2%	726
Other inpatient facilities	4	75,976	3.8%	334

	135	917,619	45.7%	5,866

Financial support agreements
Medical office/outpatient facilities	17	168,665	8.4%	1,184

	17	168,665	8.4%	1,184

Multi-tenanted with occupancy leases
Medical office/outpatient facilities	83	813,194	40.5%	5,680

	83	813,194	40.5%	5,680

Corporate property	—	14,135	0.7%	—

Total owned properties	235	1,913,613	95.3%	12,730

Mortgage notes receivable:
Assisted living facilities	6	48,631	2.4%	N/A
Skilled nursing facilities	1	3,927	0.2%	N/A
Medical office/outpatient facilities	2	16,904	0.8%	N/A
Independent living facilities	1	6,000	0.3%	N/A

	10	75,462	3.7%	N/A

Unconsolidated LLC investments, net:
Medical office/outpatient facilities	2	13,521	0.7%	N/A
Assisted living facilities	1	6,627	0.3%	N/A

	3	20,148	1.0%	N/A

Total real estate investments	248	$2,009,223	100.0%	12,730

Asset Acquisitions
     During the third quarter of 2006, the Company acquired an 11-acre site in Texas for $8.3 million. The land is in the vicinity of two hospitals currently under construction. During the third quarter of 2006, the Company also received a $2.0 million mortgage note receivable related to the sale of one of its medical office buildings in Texas. See Asset Dispositions below for more details on this transaction.
     During the second quarter of 2006, the Company acquired a 58,474 square foot medical office building and an adjoining 117,525 square foot orthopaedic hospital in Indiana for $65.0 million. These properties operate under absolute net master lease agreements. The Company also invested $3.9 million in one mortgage note receivable, which is secured by six senior living facilities in Michigan. Additionally, the Company fully financed the sale of one of its owned ancillary hospital facilities in

California, in which the Company had a $16.4 million gross investment ($13.4 million, net). In the transaction, the Company received a $14.9 million mortgage note receivable, which is secured by the 87,000 square foot facility. As required by SFAS No. 66, “Accounting for Sales of Real Estate,” the Company has deferred the recognition of the gain on sale of approximately $1.5 million until such time that recognition is allowed under SFAS No. 66.
     During the first quarter of 2006, the Company invested $16.0 million in one mortgage, which is secured by a group of assisted living facilities. Also, during the first quarter of 2006, the Company acquired for $2.4 million a 50% non-managing member interest in a limited liability company (“LLC”) which acquired one medical office building in Oregon, and acquired for $6.6 million a 10% non-managing member interest in an LLC which acquired six senior living facilities in Utah. The Company accounts for its interests in these LLCs under the equity method. These investments are carried in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.
Asset Dispositions
     During the third quarter of 2006, the Company financed the sale of one of its medical office buildings in Texas, in which the Company had a $2.4 million gross investment ($2.2 million, net). In the sale, the Company received $0.4 million in cash and a $2.0 million mortgage note receivable which, in total, approximated the Company’s carrying value of its investment in the building. In addition, during the third quarter of 2006, two mortgage notes receivable were repaid totaling $28.3 million. The Company received a $1.0 million prepayment penalty fee from one of these mortgage repayments, which is included in “Other operating income” on the Company’s Condensed Consolidated Income Statements.
     During the second quarter of 2006, the Company sold three medical office buildings in Alabama, in which the Company had a gross investment totaling $26.3 million ($21.1 million, net) and other related assets totaling approximately $0.6 million. The purchase price totaled $21.7 million and provided for the repayment of three mortgage notes payable totaling $7.1 million, which were secured by the properties. The Company recognized an immaterial gain on the transaction. Additionally, pursuant to a purchase option exercised in 2005, the Company sold an 87,000 square foot medical office building in California and financed the sale transaction. (See “Asset Acquisitions” for more details.) Finally, in the second quarter, two mortgage notes receivable were repaid totaling $10.9 million. The Company received a $1.1 million prepayment penalty from these repayments, which is included in “Other operating income” on the Company’s Condensed Consolidated Statement of Income.
     During the first quarter of 2006, a sponsor under a financial support arrangement exercised a purchase option and purchased two properties, providing net proceeds to the Company totaling $11.2 million. The Company recognized a $3.3 million gain from the sale of these properties. Also, mortgage notes receivable (including interest receivables) were repaid providing net proceeds to the Company totaling $28.0 million.
Impairment
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets (e.g., properties) must be evaluated for possible impairment whenever facts or circumstances indicate that the carrying value might not be recoverable. During the third quarter, management identified one property whose estimated future cash flows are not expected, based on a probability-weighted approach, to recover its carrying value. The property had a net carrying value, before impairment, of approximately $3.2 million. The Company recorded an impairment loss of $1.5 million, such that the adjusted carrying value of the property of approximately $1.7 million is considered to be a reasonable estimate of its fair value.
     In connection with a lease termination and related troubled debt restructuring during the fourth quarter of 2005, the Company obtained patient accounts receivable assets from a healthcare provider (the

“Acquired Receivables”). The Company initially valued the Acquired Receivables at $9.1 million. Management has monitored the collections of these Acquired Receivables and determined during the third quarter of 2006 that the estimated future collections, based on past collections, were projected to be less than the remaining Acquired Receivable balance. As such, during the third quarter, management recorded an impairment loss on the Acquired Receivables in the amount of $2.3 million, so that the remaining balance of approximately $4.7 million represents management’s estimate of the discounted future collections on the Acquired Receivables.
     These impairment charges, totaling approximately $3.8 million, are included in “Impairment” on the Company’s Condensed Consolidated Statements of Income.
Purchase Options
     As discussed in “Asset Dispositions” above, the Company sold two properties in the first quarter of 2006 pursuant to contractual purchase options exercised by the operator and sold one property in the second quarter of 2006 pursuant to an option exercised by the tenant in late 2005. As of September 30, 2006, the Company had a gross investment of approximately $263.8 million in real estate properties for which the tenant or financial support agreement sponsor had outstanding and exercisable contractual options to purchase the properties, subject to various conditions and terms. The majority of these purchase options have been exercisable for a number of years prior to 2006, but have not been exercised. The Company estimates that approximately $44.0 million of these exercisable options may be exercised in the future. Additionally, in October 2006, the Company received notice from an operator that it may exercise its purchase option in 2007 relating to a building in Tennessee. The Company’s net book value on the building was approximately $1.9 million at September 30, 2006.
Prepayments on Mortgage Notes Receivable
     As of September 30, 2006, the Company had been notified by a borrower of its intent to prepay a $2.5 million mortgage note receivable during the fourth quarter of 2006. The note bore interest of 11.29% and was repaid in October 2006.
Note 3. Notes and Bonds Payable
     Notes and bonds payable consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Unsecured Credit Facility due 2009	$160,000	$0
Unsecured Credit Facility due 2006	0	73,000
Senior Notes due 2006	0	29,400
Senior Notes due 2011, net	301,134	306,629
Senior Notes due 2014, net	298,805	298,708
Mortgage notes payable	60,913	70,709

	$820,852	$778,446

     At September 30, 2006, the Company was in compliance with the covenant requirements under its various debt instruments.
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

Loans outstanding under the Unsecured Credit Facility due 2009 (other than swing line loans and competitive bid advances) will bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate and the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the Company’s unsecured debt ratings. The weighted-average rate on the borrowings outstanding as of September 30, 2006 was 6.23%. Additionally, the Company will pay a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. The Credit Facility due 2009 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. The Company had borrowing capacity remaining of $240.0 million under the facility as of September 30, 2006.
Unsecured Credit Facility due 2006
     In 2003, the Company entered into a $300.0 million credit facility (the “Unsecured Credit Facility due 2006”) with a syndicate of 12 banks. Rates for borrowings under the Unsecured Credit Facility due 2006 were, at the Company’s option, LIBOR based or based on the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime. In addition, the Company incurred an annual facility fee of 0.35% on the commitment. In January 2006, the Unsecured Credit Facility due 2006 was repaid with proceeds from the Unsecured Credit Facility due 2009.
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

	September 30,	December 31,
	2006	2005

Senior Notes due 2011 face value	$300,000	$300,000
Unamortized net gain (net of discount)	1,134	12,226
Fair value of interest rate swaps	0	(5,597)

Senior Notes due 2011 carrying amount	$301,134	$306,629

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

	September 30,	December 31,
	2006	2005

Senior Notes due 2014 face value	$300,000	$300,000
Unamortized discount	(1,195)	(1,292)

Senior Notes due 2014 carrying amount	$298,805	$298,708

Mortgage Notes Payable
     At September 30, 2006, the Company had outstanding 10 non-recourse mortgage notes payable, with related collateral, as follows (dollars in millions):

						Investment in
		Effective		Number		Collateral at	Contractual Balance at
	Original	Interest	Maturity	of Notes	(5)	Sept. 30,	Sept. 30,	Dec. 31,
	Balance	Rate	Date	Payable	Collateral	2006	2006	2005

Life Insurance Co. (1)	$23.3	7.765%	7/26	1	MOB	$46.1	$20.5	$20.8
Life Insurance Co. (2)	4.7	7.765%	1/17	1	MOB	11.0	3.3	3.4
Commercial Bank (3)	23.4	7.220%	5/11	5	7 MOBs	53.6	13.1	22.2
Commercial Bank (1)	5.3	5.550%	4/31	1	SNF	10.3	5.1	5.2
Commercial Bank (1)	4.0	8.000%	4/32	1	SNF	8.2	3.9	4.0
Life Insurance Co. (4)	15.1	5.490%	1/16	1	MOB	32.5	15.0	15.1

				10		$161.7	$60.9	$70.7

(1)	Payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(3)	Payable in fully amortizing monthly installments of principal and interest due at maturity. Originally, the Company had 8 mortgage notes totaling $35.0 million on 10 MOBs. Three of the mortgage notes, originally totaling $11.6 million, were defeased during the second quarter of 2006.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(5)	MOB-Medical office building; SNF-Skilled nursing facility
     The contractual interest rates for the 10 outstanding mortgage notes ranged from 5.49% to 8.50% at September 30, 2006. Three mortgage notes payable totaling approximately $7.1 million were repaid in April 2006 related to the sale of three medical office buildings which secured the mortgage notes.

Other Long-Term Debt Information
     Future maturities of the Company’s notes and bonds payable as of September 30, 2006 were as follows (dollars in thousands):

2006	$871	0.1%
2007	3,646	0.4%
2008	3,922	0.5%
2009 (1)	164,224	20.0%
2010	4,549	0.6%
2011 and thereafter	643,640	78.4%

	$820,852	100.0%

(1) Includes $160,000 outstanding on the Unsecured Credit Facility due 2009.
     The Company paid interest and capitalized interest as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest paid	$3,997	$1,668	$31,390	$26,409
Interest capitalized	$238	$317	$914	$1,241
     In its 1998 acquisition of Capstone Capital Corporation (“Capstone”), the Company acquired four interest rate swaps previously entered into by Capstone. In order to set the liabilities assumed by the Company, the Company, concurrently with the acquisition, acquired offsetting swaps. The remaining liability as of September 30, 2006 and 2005 was approximately $265,000 and $445,000, respectively.
Note 4. Commitments and Contingencies
Construction in Progress
     As of September 30, 2006, the Company had three medical office buildings under construction. The Company’s investment in these buildings as of September 30, 2006, was approximately $17.5 million with a total remaining funding commitment of approximately $45.3 million. The Company anticipates completion of these buildings in 2007. The Company is also in the pre-development stages on one building in Hawaii. As of September 30, 2006, the Company had invested $7.6 million in the Hawaii land and site preparation, on which the Company anticipates it will begin construction of a medical office building during 2007. The Company anticipates that the development in Hawaii will total approximately $70.0 million and will be completed in 2008.
Other Construction Commitments
     Construction has begun on a 61,000 square foot, $20.1 million medical office building in the state of Washington. The project is being developed by a joint venture in which the Company holds a 75% equity interest. Construction of the building will be funded by mortgage debt of approximately $15.0 million and by partnership capital of approximately $5.1 million, of which the Company will contribute $3.8 million. As of September 30, 2006, the Company had funded approximately $1.3 million of its capital contribution. The Company anticipates completion of the building in the second quarter of 2007.
     The Company also had various remaining first-generation tenant improvement obligations totaling approximately $6.7 million as of September 30, 2006 related to properties that were developed by the Company.

Legal Proceedings
     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October, 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified compensatory and punitive damages. There is currently a stay on discovery in the case. The plaintiff and certain defendants in the case reached an agreement in September 2006 to settle a portion of the claims, subject to various conditions, including court approval. This proposed settlement does not include the Company or several other defendants. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
     In May, 2006, Methodist Health System Foundation, Inc. (“the Foundation”) filed suit against a wholly-owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support the Company’s ownership and operation of two medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements. There have been no material procedural or substantive developments in the case since its filing.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Purchase Contracts
     The Company has executed a purchase agreement to acquire a skilled nursing facility in Tennessee for approximately $7.3 million, which is expected to close during the fourth quarter of 2006.
Note 5. Stockholders’ Equity
Earnings per share
     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share” for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted Average Shares
Weighted Average Shares Outstanding	47,812,395	47,758,528	47,801,686	47,742,312
Unvested Restricted Stock Shares	(1,267,110)	(1,274,118)	(1,278,747)	(1,284,934)

Weighted Average Shares – Basic	46,545,285	46,484,410	46,522,939	46,457,378

Weighted Average Shares – Basic	46,545,285	46,484,410	46,522,939	46,457,378
Dilutive effect of Restricted Stock Shares	912,699	909,071	910,976	891,934
Dilutive effect of Employee Stock Purchase Plan	33,401	50,223	39,823	50,071

Weighted Average Shares – Diluted	47,491,385	47,443,704	47,473,738	47,399,383

Net Income
Income from Continuing Operations	$8,223	$7,562	$27,850	$25,411
Discontinued operations	(160)	1,103	4,214	15,570

Net income	$8,063	$8,665	$32,064	$40,981

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.18	$0.16	$0.60	$0.55
Discontinued Operations per common share	$(0.01)	$0.03	$0.09	$0.33

Net income per common share	$0.17	$0.19	$0.69	$0.88

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.17	$0.16	$0.59	$0.54
Discontinued Operations per common share	$0.00	$0.02	$0.09	$0.32

Net income per common share	$0.17	$0.18	$0.68	$0.86

Authorization to Repurchase Common Stock
     On July 25, 2006, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows from investing activities. Such purchases, if any, may be made either in the open market or through privately negotiated transactions. As of September 30, 2006, the Company had not repurchased any shares.
Note 6. Subsequent Events
Common Stock Dividend
     On October 24, 2006, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.660 per share ($2.64 annualized) payable on December 1, 2006 to shareholders of record on November 15, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
     Healthcare Realty Trust Incorporated (the “Company”) operates under the Internal Revenue Code of 1986, as amended (the “Code”), as an indefinite-life real estate investment trust (“REIT”). The Company, a self-managed and self-administered REIT, integrates owning, managing and developing income-producing real estate properties and mortgages associated with the delivery of healthcare services throughout the United States. Management believes that by providing related real estate services, the Company can differentiate its competitive market position, expand its asset base and increase revenues over time.
     Substantially all of the Company’s revenues are derived from rentals on its healthcare real estate properties, from interest earned on mortgage loans, and from revenues from the operations of six senior living facilities consolidated by the Company as variable interest entities (“VIEs”). The Company typically incurs operating and administrative expenses, including compensation-related expenses, office rental and other related occupancy costs, as well as various expenses incurred in connection with managing the existing portfolio and acquiring additional properties. The Company also incurs interest expense on its various debt instruments, depreciation and amortization expense on its real estate portfolio, and reports operating expenses of the six consolidated VIEs.
Executive Overview
     Since its inception, the Company has been selective about the properties it acquires and develops. Management believes that by selecting long-term investments with financially stable healthcare providers, in markets with a robust demand for outpatient healthcare facilities, the Company will enhance its prospects for long-term stability. The Company’s portfolio, diversified by facility type, geography, and tenant concentration, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice patterns.
     Based on market transactions during the last few quarters, management continues to see high valuations in both the medical office and senior living sectors. Though management believes that the valuations of buildings in the medical office sector have somewhat stabilized, the market is still highly competitive for these assets. The Company continues to pursue property investments. Conversely, the Company may, from time to time, consider divestiture of certain facilities or property types.
     Given the difficult environment for acquisitions, the Company has increased its focus on developing properties, which management believes offers higher returns and long-term growth potential. While the time required to construct and lease some of these developments can take several years, management believes that the Company’s ability to efficiently manage and lease these properties will lead to improved results over the long-term.
     The Company will remain focused on outpatient-related facilities, whose tenants historically have represented, (together with their related acute care hospital providers), more than half of the $2 trillion in healthcare spending each year.
     The Company has six projects underway – three with Baylor Health Care System in Texas, and one each in Colorado, Washington state, and Hawaii – totaling 750,000 square feet and with budgets totaling $175 million. With the exception of the Colorado and Hawaii projects, these projects will open in 2007.

     Beyond those six projects, there are another 23 in various stages of pre-development. Of those 23 projects, four are considered “probable,” seven are in advanced discussions, and twelve are in the exploratory phase. Management expects this development pipeline, plus selective acquisitions, could result in new investments of $150 – $200 million annually.
     To fund its investment activity, the Company continues to be well-positioned from a capital structure and liquidity viewpoint. At September 30, 2006, the Company had $160.0 million of indebtedness outstanding and had borrowing capacity remaining of $240.0 million under its Unsecured Credit Facility due 2009 and its debt-to-book capitalization ratio was 49.0%. Also, 78.4% of the Company’s existing debt portfolio had maturity dates after 2010 (approximately 90% of the debt due prior to 2010 is related to the Unsecured Credit Facility due 2009).
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
Funds From Operations
     Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” Impairments are not added back to net income to measure FFO.
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
     The table below reconciles FFO to net income for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Net income	$8,063	$8,665	$32,064	$40,981
Gain on sales of real estate properties, net	0	6	(3,275)	(7,483)
Real estate depreciation and amortization	15,726	17,889	47,474	47,721

Total adjustments	15,726	17,895	44,199	40,238

Funds From Operations — Basic and Diluted	$23,789	$26,560	$76,263	$81,219

Funds From Operations Per Common Share – Basic	$0.51	$0.57	$1.64	$1.75

Funds From Operations Per Common Share – Diluted	$0.50	$0.56	$1.61	$1.71

Weighted Average Common Shares Outstanding – Basic	46,545,285	46,484,410	46,522,939	46,457,378

Weighted Average Common Shares Outstanding – Diluted	47,491,385	47,443,704	47,473,738	47,399,383

Results of Operations
Third Quarter 2006 Compared to Third Quarter 2005
     Net income for the quarter ended September 30, 2006 totaled $8.1 million, or $0.17 per basic and diluted common share, on total revenues from continuing operations of $68.1 million. This compares with net income of $8.7 million, or $0.19 per basic common share ($0.18 per diluted common share), on total revenues from continuing operations of $65.7 million for the quarter ended September 30, 2005. FFO was $23.8 million, or $0.50 per diluted common share for the three months ended September 30, 2006 compared to $26.6 million, or $0.56 per diluted common share for the same period in 2005. FFO and FFO per diluted common share decreased in 2006 compared to 2005 due to several factors, including impairment charges totaling $3.8 million recorded on two of the Company’s assets (discussed further in Note 2 to the Condensed Consolidated Financial Statements), partially offset by a $1.0 million mortgage note prepayment penalty fee received in the third quarter of 2006.
     Total revenues from continuing operations for the quarter ended September 30, 2006 increased $2.4 million, or 3.6%, compared to the same period in 2005, mainly for the reasons discussed below:
     • Master lease rental income increased $3.8 million, or 21.3%, due mainly to the acquisition of a medical office building and an adjoining orthopaedic hospital in June 2006, resulting in revenue of approximately $1.3 million for the third quarter of 2006, contractual rent increases throughout the master lease portfolio of approximately $0.5 million, and $1.6 million related to properties, now under master lease arrangements, whose operations were previously included in property operating income and property operating expenses on the Company’s Condensed Consolidated Statements of Income.
     • Property operating income decreased $4.0 million, or 11.2%, partially attributable to a change in the classification of revenues totaling $1.8 million related to a group of properties, previously included in property operating income and expense, now under a master lease arrangement. Also, in the third quarter of 2005, the Company received and recorded a $2.0 million lease termination fee.
     • Other operating income increased $2.0 million, or 21.6%, due largely to a $1.0 million mortgage note prepayment penalty fee received related to the prepayment of two mortgages during the third quarter of 2006, a $0.6 million increase due to a property substitution deferral fee earned during the third quarter of 2006, and a $0.3 million distribution received during the third quarter of 2006 related to a bankruptcy claim.
     Total expenses for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 increased $1.7 million, or 3.0%, mainly for the reasons discussed below:

     • Property operating expense decreased $1.3 million, or 6.8%, due mainly to a change in estimate related to a real estate tax accrual. The Company’s original estimate was adjusted by $1.3 million, which was based on the actual tax bill received.
     • An impairment charge of $3.8 million was recognized during the third quarter of 2006 related to two assets. The Company recorded an impairment loss of $1.5 million on a building to decrease its carrying value to its estimated fair value and recorded an impairment loss of $2.3 million related to receivables acquired by the Company in 2005. See Note 2 to the Condensed Consolidated Financial Statements for more information about the impairment charge.
     • Interest expense increased $1.9 million, or 15.3%, as compared to the same period in 2005. The increase is comprised mainly of a $2.2 million increase attributable to higher interest rates and a higher average outstanding balance in 2006 than in 2005 on the Company’s unsecured credit facilities, offset by a decrease of approximately $0.7 million relating to principal repayments made during 2005 and 2006 on the senior notes due 2006.
     • Depreciation expense decreased $1.5 million, or 10.4%, due mainly to casualty losses of $2.7 million which were recorded related to Hurricane Katrina in the third quarter of 2005, offset by additional depreciation expense of approximately $1.2 million related to the acquisition of $84.5 million of real estate properties since the second quarter of 2005, as well as various building and tenant improvements.
     • Amortization expense decreased $0.6 million, or 19.2%, mainly due to a decrease in total amortization expense related to the lease intangibles recorded as part of our acquisitions during 2003 and 2004, some of which have been fully amortized.
     Income (loss) from discontinued operations totaled ($0.1) million and $1.1 million, respectively, for the three months ended September 30, 2006 and 2005, which includes the results of operations and gains or impairments related to property disposals during 2006 and 2005, as well as the results of operations related to assets classified as held for sale. As of September 30, 2006, the Company had no properties classified as held for sale. Three properties were classified as held for sale as of September 30, 2005.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Net income for the nine months ended September 30, 2006 totaled $32.1 million, or $0.69 per basic common share ($0.68 per diluted common share), on total revenues from continuing operations of $199.1 million. This compares with net income of $41.0 million, or $0.88 per basic common share ($0.86 per diluted common share), on total revenues from continuing operations of $185.6 million for the nine months ended September 30, 2005. FFO was $76.3 million, or $1.61 per diluted common share for the nine months ended September 30, 2006 compared to $81.2 million, or $1.71 per diluted common share for the same period in 2005. FFO and net income were lower in 2006 compared to 2005 due partly to the impairment charges totaling $3.8 million recorded in the third quarter of 2006 on two of the Company’s assets (discussed further in Note 2 to the Condensed Consolidated Financial Statements), as well as for several other reasons, as described in the following paragraphs.
     Total revenues from continuing operations for the nine months ended September 30, 2006 increased $13.5 million, or 7.3%, compared to the same period in 2005, mainly for the reasons discussed below:
     • Master lease rental income increased $9.2 million, or 17.5%, due mainly to acquisitions of properties during 2005 and 2006 resulting in approximately $3.7 million of revenue, contractual rent increases throughout the master lease portfolio of $1.2 million, and approximately $4.2 million related to the reclassification of a group of properties, previously included in property operating income and expense, now under a master lease arrangement.
     • Property operating income decreased $6.3 million, or 6.3%, partially attributable to the reclassification of revenues totaling $5.5 million related to a group of properties, previously included in property operating income and expense, now under a master lease arrangement. Also, during the third quarter of 2005, the Company received a lease termination fee of approximately $2.0 million. Furthermore, property operating income increased approximately $0.7 million related to one medical office building previously under construction which commenced operations during 2005.
     • Straight-line rent increased $3.4 million due mainly to a $2.0 million reversal in the second quarter of 2005 of straight line rent receivables due to the restructuring of three leases with an operator, as well as adjustments totaling $0.6 million relating to lease term extensions or renewals.
     • Mortgage interest income increased $2.8 million, or 44.9%, due mainly to additional investments during 2005 and 2006 increasing interest income by approximately $4.5 million, offset partially by the repayment during 2005 and 2006 of certain mortgage notes decreasing interest income by approximately $1.9 million.
     • Other operating income increased $4.4 million, or 16.7%, due largely to $2.2 million in prepayment penalty fees received from the prepayment of mortgage notes receivable in 2006, a $1.2 million increase due to a property substitution deferral fee earned during 2006, and an increase in financial support guaranty accruals totaling approximately $0.8 million related mainly to the business disruption of two of the Company’s properties, located in New Orleans, caused by Hurricane Katrina.
     Total expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 increased $11.1 million, or 6.9%, mainly for the reasons discussed below:
     • General and administrative expenses increased $1.0 million, or 8.3%, for the nine months ended September 30, 2006 compared to the same period in 2005. General and administrative expenses approximated 6.5% of total revenues for both the nine months ended September 30, 2006 and 2005. The nine months of 2006, however, were higher mainly due to the adoption and implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” resulting in additional compensation expense in the first quarter of 2006 of $0.2 million and an increase in the liability and expense related to the Company’s pension plan of approximately $0.8 million. See Note 1 to the Condensed Consolidated Financial Statements for more details.
     • Other operating expenses increased $1.1 million, or 9.4%, mainly due to increasing operating expenses of the six VIEs, whose books the Company is required to consolidate.
     • An impairment charge of $3.8 million was recognized during the third quarter of 2006 related to two long-lived assets. The Company recorded an impairment loss of $1.5 million on a building to decrease its carrying value to its estimated fair value and recorded an impairment loss of $2.3 million related to receivables acquired by the Company in 2005. See Note 2 to the Condensed Consolidated Financial Statements for more information about the impairment charge.
     • Bad debt expense increased $1.1 million due to net increases in the allowance for doubtful accounts on various receivables.
     • Interest expense increased $4.2 million, or 11.7%, as compared to the same period in 2005. The increase is comprised mainly of a $5.1 million increase attributable to higher interest rates and a higher average outstanding balance in 2006 than in 2005 on the Company’s unsecured credit facilities, and additional interest expense recognized of approximately $0.6 million related to a note entered into during 2005, offset by a decrease in interest expense of approximately $1.9 million relating to principal repayments made during 2005 and 2006 on the senior notes due 2006.
     • Depreciation expense increased $1.0 million, or 2.8%, due mainly to the acquisition of $129.9 million of real estate properties during 2006 and 2005, as well as various building and tenant improvements resulting in approximately $3.4 million in additional depreciation expense, an additional $0.7 million in casualty losses recorded in the second quarter 2006 related to Hurricane Katrina and Hurricane Rita, partially offset by $2.7 million in casualty losses recorded in the third quarter 2005 related to Hurricane Katrina and Hurricane Rita.
     • Amortization expense decreased $1.1 million, or 12.3%, mainly due to a decrease in total amortization expense related to the lease intangibles recorded as part of our acquisitions during 2003 and 2004, some of which have been fully amortized.
     Income from discontinued operations totaled $4.2 million and $15.6 million, respectively, for the nine months ended September 30, 2006 and 2005, which includes the results of operations and gains or impairments related to property disposals during 2006 and 2005, as well as the results of operations related to assets classified as held for sale. As of September 30, 2006, the Company had classified no properties as held for sale. Three properties were classified as held for sale as of September 30, 2005.
Liquidity and Capital Resources
Debt Obligations
     As discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements, the Company is committed to pay interest and outstanding principal balances on its notes and bonds payable as follows:

			Contractual
	Balance at	Maturity	Interest	Interest
(dollars in thousands)	9/30/06	Date	Rate at 9/30/06	Payments	Principal Payments

Unsecured Credit Facility due 2009	$160,000	1/09	LIBOR + 0.90%	Quarterly	At maturity (1)
Senior Notes due 2011, net	301,134	5/11	8.125%	Semi-Annual	At maturity
Senior Notes due 2014, net	298,805	4/14	5.125%	Semi-Annual	At maturity
Mortgage notes payable	60,913	5/11-4/32	5.49%-8.50%	Monthly	Monthly or at maturity

	$820,852

(1)	The Company pays a quarterly facility fee of 0.20% on the commitment that can change based on the Company’s unsecured credit rating.
     As of September 30, 2006, approximately 78.4% of the Company’s outstanding debt balances were due after 2010, with the majority of the debt balances due prior to 2010 relating to the Unsecured Credit Facility due 2009. The Company’s shareholders’ equity at September 30, 2006 totaled approximately $852.8 million and its debt-to-total capitalization ratio, on a book basis, was approximately 0.49 to 1. For the nine months ended September 30, 2006, the Company’s earnings covered fixed charges at a ratio of 1.7 to 1.0. At September 30, 2006, the Company had borrowing capacity of $240.0 million under the Unsecured Credit Facility due 2009 and was in compliance with the covenant requirements under its various debt instruments.
     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.

     In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of its Senior Notes due 2011. During the first six months of 2006, the Company received an 8.125% fixed rate and paid a variable rate of six-month LIBOR plus 4.12% related to the swap agreements. With the increase in interest rates (six-month LIBOR was 5.59% at June 30, 2006), the Company was in a net-pay position under the swap agreements, which had the effect of increasing the amount of interest expense recorded on the Company’s Condensed Consolidated Statements of Income. Because of the additional interest the Company was paying under the swap agreements and because the Company’s variable rate debt percentage was exceeding its target range of 15% to 30% of total debt, the Company terminated these interest rate swap agreements in June 2006 and paid $10.1 million, equal to the fair value of the interest rate swaps at termination, plus interest due of $0.3 million. (See Note 3 to the Condensed Consolidated Financial Statements for more details.) After the interest rate swaps termination, the Company will pay interest on the Senior Notes due 2011 at the coupon rate of 8.125%, and the effective interest rate on the notes will be 7.896%.
Shelf Registration
     The Company may from time to time raise additional capital or make investments by issuing, in public or private transactions, its equity and debt securities, where the availability and terms of any such issuance will depend upon market and other conditions. The Company is current on all of its filings with the Securities and Exchange Commission; however, the Company was untimely in filing its Form 10-K for the year ended December 31, 2004 and its Forms 10-Q for 2005. The Company believes it will be eligible to issue securities under a Form S-3 on November 30, 2006, twelve months after the Company became current on its filings with the Securities and Exchange Commission. During that twelve-month period, the Company may not issue securities under its existing registration statements, but it may access the capital markets using other forms of registration statements and through private offerings. When eligible, the Company will have access to approximately $504.1 million of remaining capacity under its registration statements filed on Form S-3.
Security Deposits and Letters of Credit
     As of September 30, 2006, the Company had approximately $5.1 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Asset Acquisitions
     In the first nine months of 2006, the Company acquired approximately $119.1 million of properties, mortgage notes, or equity interests in unconsolidated limited liability companies. See Note 2 to the Condensed Consolidated Financial Statements for more information on these acquisitions.
Asset Dispositions
     In the first nine months of 2006, the Company sold properties or received repayments on mortgage or other notes resulting in net cash proceeds of approximately $102.0 million. See Note 2 to the Condensed Consolidated Financial Statements for more information on these dispositions.
Purchase Options
     The Company sold three properties in the first and second quarters of 2006 pursuant to contractual purchase options exercised by the operator or tenant. As of September 30, 2006, the Company had a gross investment of approximately $263.8 million in real estate properties where the respective operators and lessees had outstanding and exercisable contractual options to purchase the properties, subject to various conditions and terms. The majority of these purchase options have been exercisable for a number of years prior to 2006, but have not been exercised. On a probability-weighted basis, the Company estimates that approximately $44.0 million of these exercisable options may be exercised in the future. Additionally, in October 2006, the Company received notice from an operator that it may exercise its purchase option relating to a building in Tennessee. The Company’s net book value on the building was approximately $1.9 million at September 30, 2006.
Prepayments on Mortgage Notes Receivable
     As of September 30, 2006, the Company had been notified by a borrower of its intent to prepay a $2.5 million mortgage note receivable during the fourth quarter of 2006. The note bore interest of 11.29% and was repaid in October 2006.
Construction in Progress
     As of September 30, 2006, the Company had construction projects under various stages of development and pre-development. See Note 4 to the Condensed Consolidated Financial Statements for more information on these developments.
•	Three medical office buildings were under construction. The Company had invested $17.5 million in these developments as of September 30, 2006 and was committed to fund an additional $45.3 million in these projects.

•	One project was in the stages of pre-development. The Company had invested $7.6 million in the project, including land and land development, and anticipates investing an additional $62.4 million in the project.

•	Construction also continues on a $20.1 million medical office building. The project is being developed by a joint venture in which the Company holds a 75% equity interest. Construction of the building will be funded by mortgage debt of approximately $15.0 million and by partnership capital of approximately $5.1 million, of which the Company will contribute $3.8 million. As of September 30, 2006, the Company had funded approximately $1.3 million of its capital contribution.

•	Finally, the Company had various remaining first-generation tenant improvement obligations totaling approximately $6.7 million as of September 30, 2006 related to properties that were developed by the Company.
Purchase Contracts
     The Company has executed a purchase agreement to acquire a skilled nursing facility in Tennessee for approximately $7.3 million, which is expected to close during the fourth quarter of 2006.
Dividends
     During 2006, the Company’s Board of Directors has declared quarterly common stock cash dividends of $0.66 per quarter ($2.64 annualized) as shown in the table below:

	Quarterly	Date of		Date Paid
Quarter	Dividend	Declaration	Date of Record	(* Payable)

4th Quarter 2005	$0.66	January 24, 2006	February 15, 2006	March 2, 2006
1st Quarter 2006	$0.66	April 25, 2006	May 15, 2006	June 1, 2006
2nd Quarter 2006	$0.66	July 25, 2006	August 15, 2006	September 1, 2006
3rd Quarter 2006	$0.66	October 24, 2006	November 15, 2006	* December 1, 2006
     As described in the Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations, cash flows, and to make accretive new investments.
Liquidity
     Net cash provided by operating activities was $91.7 million and $92.1 million for the nine months ended September 30, 2006 and 2005, respectively. Cash flow from operations reflects increased revenues offset by higher costs and expenses, as well as changes in receivables, payables and accruals. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenant buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2006, paying quarterly dividends, and funding debt service, with cash flows from operations, borrowings under the Unsecured Credit Facility due 2009, proceeds from mortgage notes receivable repayments, and proceeds from sales of real estate investments or additional capital market financings. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Impact of Inflation
     Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that many of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the risk of any adverse effects of inflation to the Company. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of certain leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations, further reducing the risk of any adverse effects of inflation to the Company. Interest payable under the Unsecured Credit Facility due 2009 is calculated at a variable rate; therefore, the amount of interest payable will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods when interest rate increases outpace inflation, our operating results should be negatively impacted. Conversely, when increases in inflation outpace increases in interest rates, our operating results should be positively impacted.
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
     At September 30, 2006, approximately $660.9 million, or 80.5%, of the Company’s total debt bore interest at fixed rates. Additionally, the Company’s mortgage notes receivable portfolio, totaling $75.5 million, bore interest at fixed rates.
     The following table provides information regarding the sensitivity of the Company’s most significant financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market rates (dollars in thousands).

Impact on Earnings and Cash Flows
Outstanding
	Principal	Calculated	Assuming 10%	Assuming 10%
	Balance as of	Annual Interest	Increase in Market	Decrease in Market
	9/30/06	Expense (1)	Interest Rates	Interest Rates

Variable Rate Debt:
Unsecured Credit Facility due 2009 ($400 Million)	$ 160,000	$9,952	$(851)	$851

		Fair Value
			Assuming 10%	Assuming 10%
	Carrying Value at		Increase in Market	Decrease in Market
	9/30/06	9/30/2006	Interest Rates	Interest Rates	12/31/2005 (2)

Fixed Rate Debt:
Senior Notes due 2011, net (3)	$ 301,134	$320,513	$315,044	$326,031	$310,270
Senior Notes due 2014, net	298,805	293,528	285,446	301,876	292,814
Mortgage Notes Payable	60,913	62,579	60,788	64,446	71,383

	$ 660,852	$676,620	$661,278	$692,353	$674,467

Fixed Rate Receivables:
Mortgage Notes Receivable	$ 75,462	$71,862	$69,950	$73,887	$79,765

(1)	Annual interest expense is calculated using the current market rate and assuming a constant principal balance.

(2)	Except as otherwise noted, fair values as of December 31, 2005 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

(3)	In June 2006, the Company terminated two interest rate swaps on a notional amount of $125 million, where the underlying debt was $125 million of the Senior Notes due 2011. Prior to termination, the swaps had the effect of converting fixed rates to variable rates with respect to the notional amount. Therefore, the fair value for 2005 includes the effect of the two interest rate swaps.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October, 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified compensatory and punitive damages. There is currently a stay on discovery in the case. The plaintiff and certain defendants in the case reached an agreement in September 2006 to settle a portion of the claims, subject to various conditions, including court approval. This proposed settlement does not include the Company or several other defendants. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
     In May, 2006, Methodist Health System Foundation, Inc. (“the Foundation”) filed suit against a wholly-owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support the Company’s ownership and operation of two medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements. There have been no material procedural or substantive developments in the case since its filing.
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

Date: November 8, 2006

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