Form 10-K
period 2006-12-31
HEALTHCARE REALTY TRUST INC
filed 2007-03-01
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2006) of the Registrant held by non-affiliates on June 30, 2006 was approximately $1,473,859,865.
     As of January 31, 2007, 47,822,516 shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s 2006 Annual Report to Shareholders are incorporated into Part II of this Report. Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007 are incorporated into Part III of this Report.

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
     Such risks and uncertainties include, among other things, the following risks including those described in more detail under the heading “Risk Factors,” beginning on page 20 of this report:
•	Changes in the Company’s dividend policy;

•	Closing of the anticipated sales of the Company’s senior living assets;

•	The ability of the Company to invest its capital on a timely basis;

•	The availability of debt and equity capital;

•	Changes in the financial condition or business strategy of the Company’s tenants;

•	Business and general economic conditions;

•	The federal, state and local regulatory environment;

•	The possibility of underinsured or uninsured losses;

•	A failure to maintain an effective system of internal control over financial reporting; and

•	The ability of the Company to maintain its qualification as a real estate investment trust (“REIT”).
Item 1. Business
Overview
     Healthcare Realty Trust Incorporated (“Healthcare Realty” or the “Company”) was incorporated in Maryland in 1993 and is a self-managed and self-administered real estate investment trust, or “REIT,” that integrates owning, acquiring, managing and developing income-producing real estate properties associated with the delivery of healthcare services throughout the United States. Additionally, the Company provides mortgage financing on healthcare facilities.
     The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to net income distributed to its shareholders. See “Federal Income Tax Information” below.

     As of December 31, 2006, the Company had invested in real estate properties, including investments in unconsolidated limited liability companies (“LLCs”), as shown in the table below (dollars and square feet in thousands):

	Number of
	Investments	Investment Amounts		Square Feet
Owned properties:
Long-term net master leases
Medical office/outpatient facilities	61	352,201	17.38%	2,302
Assisted living facilities	26	129,802	6.41%	887
Skilled nursing facilities	29	145,345	7.18%	974
Inpatient Rehab facilities	9	156,494	7.72%	643
Independent living facilities	7	64,505	3.18%	726
Other inpatient facilities	4	75,975	3.75%	334

	136	924,322	45.62%	5,866

Financial support agreements
Medical office/outpatient facilities	15	164,646	8.13%	1,123

	15	164,646	8.13%	1,123

Multi-tenanted with occupancy leases
Medical office/outpatient facilities	86	828,985	40.91%	5,910

	86	828,985	40.91%	5,910

Corporate property	—	14,373	0.71%	—

	—	14,373	0.71%	—

Total owned properties	237	1,932,326	95.37%	12,899

Mortgage loans:
Assisted living facilities	5	46,070	2.27%
Skilled nursing facilities	1	4,887	.24%
Independent living facilities	1	6,000	.30%
Medical office/outpatient facilities	2	16,899	.83%

	9	73,856	3.64%

Unconsolidated LLC investment:
Assisted living facilities	1	6,627	.33%
Medical office/outpatient facilities	2	13,452	.66%

	3	20,079	0.99%

Total real estate investments	249	$2,026,261	100.00%

     At December 31, 2006, the Company provided property management services for 103 healthcare-related properties nationwide, totaling approximately 6.8 million square feet. The Company intends to maintain a portfolio of properties that are focused predominantly on the outpatient services and medical office segments of the healthcare industry, which are diversified by tenant, geographic location and facility type.
     As of December 31, 2006, the weighted average remaining lease term pursuant to the long-term master leases, financial support agreements, and multi-tenanted occupancy leases was approximately 6.0 years, with expiration dates ranging from 2007 to 2022.
     As of December 31, 2006, the weighted average remaining maturity of the mortgage notes receivable portfolio was approximately 3.59 years with expiration dates ranging from 2007 to 2031. Interest rates on the mortgage notes receivable at December 31, 2006 ranged from 9.83% to 15.00%. Most of the mortgage notes receivable interest rates are constant. The mortgage notes receivable portfolio decreased, net, approximately $31.9 million, or 30%, from December 31, 2005 to December 31, 2006. This decrease was the result of several mortgage repayments.
Business Strategy
     Healthcare Realty’s strategy is to be an owner and operator of quality medical facilities that produce stable and growing rental income. Consistent with this strategy, the Company seeks to provide a broad spectrum of services needed to own, acquire, manage, finance and develop healthcare properties.
     In avoiding a significant affiliation with any single healthcare provider, management believes that its diversification reduces the Company’s potential exposure to a concentration of credit risk with any one healthcare provider. Only one healthcare provider accounted for 10% or more of the Company’s revenues during the year ended December 31, 2006 (HealthSouth Corporation at 10%).
     As of December 31, 2006, approximately 54% of the Company’s real estate investments consisted of properties leased to unaffiliated lessees pursuant to long-term net master lease agreements or financial support agreements. Approximately 41% were multi-tenanted properties with shorter-term occupancy leases, but without other financial support agreements, with the remaining 5% of investments relating to the Company’s mortgage notes receivable portfolio and its investments in unconsolidated limited liability companies which are invested in real estate properties. The Company’s master leases and financial support agreements are generally designed to ensure the continuity of revenues and coverage of costs and expenses relating to the properties by the tenants and the sponsoring healthcare operators.
     The Company announced on February 26, 2007 its plan to sell its portfolio of senior living assets. At December 31, 2006, the senior living portfolio included 62 real estate properties in which the Company had investments totaling $340.6 million ($269.3 million, net) and 16 mortgage notes and notes receivable in which the Company had investments totaling $71.8 million. The Company is currently in advanced discussions with several buyers regarding these sales. Sales of the properties are expected to close during the first and second quarters of 2007, subject to the terms of definitive agreements customary to these types of transactions. The Company’s real estate portfolio, after selling the senior living asset portfolio, will consist predominantly of medical office and outpatient facility types, which management believes will further reduce the business-risk profile of the Company. Following the sales, the Company will have investments of approximately $1.6 billion in 177 real estate properties and mortgages. Proceeds of the sales are expected to fund repayments of debt on the Company’s Unsecured Credit Facility due 2009 and the payment of a one-time special dividend to its shareholders. See Note 15 to the Company’s Consolidated Financial Statements, incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K, for more details of the senior living portfolio.
     The Company will remain focused on outpatient-related facilities, whose tenants historically have represented, together with their related acute care hospital providers, more than half of the $2 trillion in national healthcare spending each year. However, due to the high valuations of healthcare properties and the increased interest by non-traditional healthcare real estate investors in owning these types of properties, the Company has found it difficult to make accretive acquisitions. While the Company continues to pursue selective acquisition opportunities, it has increased its efforts to develop outpatient medical facilities. By developing, rather than acquiring, those outpatient medical facilities, the Company expects to earn higher returns with greater growth potential. Management also believes that the diversity of tenants in these properties, which include physicians of nearly two-dozen specialties at surgery, imaging, and diagnostic centers, lowers the risk to the Company of unprofitable tenants. While the time required to construct and lease some of these developments can take two to three years, over the long-term, the Company’s ability to efficiently manage and lease these properties is expected to lead to improved results.

     The development investments that the Company pursues fall into one of two categories: they are either relationship-based, such as the properties developed in conjunction with Baylor Health Care in Dallas; or they are market-driven, where the underlying fundamentals in a particular market make the development of medical office and outpatient facilities, without an existing healthcare system relationship, compelling. The Company’s relationship-based development pipeline currently represents over half of its opportunities. The Company is also taking advantage of its development expertise to pursue market-driven development opportunities. These opportunities – on sites that are most often near acute-care hospitals and in markets with strong population growth – are compelling because of fewer use and leasing restrictions, shorter development timelines, and the prospect for higher investment returns.
     The Company has six development projects underway – three with Baylor Health Care System in Texas, and one each in Colorado, Washington state, and Hawaii – totaling 770,000 square feet and with budgets totaling $177.8 million. The Company expects completion of the Texas and Washington state projects in 2007, the Colorado project (which includes two buildings) in 2008, and the Hawaii project in 2009. Management expects its development pipeline, with selective acquisitions and dispositions in the ordinary course, should result in net new investments of approximately $150 - $200 million annually excluding the impact of the sale of the senior living assets discussed above under the heading “Business Strategy.”
Purchase Options
     Certain of the Company’s leases include purchase option provisions. The provisions vary from lease to lease but generally allow the lessee to purchase the property covered by the lease at the greater of fair market value or an amount equal to the Company’s gross investment. As of December 31, 2006, the Company had a gross investment of approximately $235.5 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators and lessees that had not been exercised. On a probability-weighted basis, the Company estimates that approximately $39.2 million of the options exercisable at December 31, 2006 may be exercised in the future. During 2007, additional purchase options become exercisable on properties in which the Company has a gross investment of approximately $23.0 million. The Company anticipates, on a probability-weighted basis, that approximately $11.5 million of these additional options may also be exercised in the future. Though other properties may have purchase options exercisable in 2008 and beyond, the Company does not believe it can reasonably estimate the probability of exercise of these purchase options in the future.
Acquisitions, Dispositions and Mortgage Repayments during 2006
2006 Acquisitions
     The Company acquired three properties for $75.8 million, mortgage notes in the amount of $37.8 million (of which $16.9 million was non-cash), and $9.0 million in equity interests in unconsolidated limited liability companies which acquired seven properties during 2006. See Note 4 to the Consolidated Financial Statements, incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K, for more information on these acquisitions.
     Due to the high valuations of healthcare properties and the increased interest by non-traditional healthcare real estate investors in owning these types of properties, the Company expects its acquisitions of existing outpatient properties to be less than $100 million for 2007.
2006 Dispositions
     During 2006, the Company sold properties or received payments on mortgage notes resulting in net cash proceeds of approximately $104.3 million. In these transactions, the Company acquired mortgage notes receivable totaling $15.4 million, received mortgage note prepayment penalty fees of approximately $2.2 million and received a lease termination fee of approximately $0.3 million. See Note 4 to the Consolidated Financial Statements, incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K, for more information on these dispositions.
Contractual Obligations
     As of December 31, 2006, the Company had long-term contractual obligations of approximately $1.5 billion, consisting primarily of $1.1 billion of long-term debt obligations. For a more detailed description of these contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations,” incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.

Competition
     The Company competes for the acquisition and development of real estate properties with private investors, healthcare providers, other healthcare-related REITs, real estate partnerships, and financial institutions, among others. The business of acquiring and constructing new healthcare facilities is highly competitive and is subject to price, construction and operating costs, and other competitive pressures.
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
     A significant portion of the revenue of healthcare providers is derived from government reimbursement programs, such as the federal Medicare program and the joint federal and state Medicaid program. Although lease payments to the Company are not directly affected by the level of government reimbursement, such changes could have an impact on a tenant’s ability to make lease payments to the Company to the extent that changes in these programs adversely affect healthcare providers.
     The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. While government healthcare spending has increased over time, changes from year to year in reimbursement methodology, rates and other regulatory requirements have resulted in a challenging operating environment for healthcare providers. Considerable uncertainties surround the future growth of payment levels under government reimbursement programs. Reductions in the growth of government payments could have an adverse impact on healthcare providers’ financial condition and, therefore, could adversely affect the ability of providers to make rental payments. However, the Company expects healthcare providers to continue to adjust to new operating challenges, as they have in the past, by increasing operating efficiency and modifying their strategies for profitable operations and growth.
     The Company believes its strategic focus on the medical office and outpatient sector of the healthcare industry limits risk from changes in public healthcare spending and reimbursement because physician practices generally derive a large portion of their revenue from private insurance and out-of-pocket patient expense. The diversity of the Company’s multi-tenant medical office facilities also provides lower reimbursement risk as payor mix varies from physician to physician, depending on location, specialty, patients, and physician preferences.

     Loss by a facility of its ability to participate in government-sponsored programs because of licensing, certification or accreditation deficiencies or because of program exclusion resulting from violations of law would have material adverse effects on facility revenues.
Legislative Developments
     Each year, legislative proposals are introduced in Congress and in some state legislatures. Regulatory changes are proposed by government agencies that could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Among the matters under consideration are:
     • cost controls on state and federal Medicaid and Medicare reimbursements;
     • healthcare provider cost-containment and quality-control initiatives by public and private payors;
     • refinements to the hospital inpatient prospective payment system;
     • the implementation of heightened restrictions on admissions to inpatient rehabilitation facilities and long-term acute care hospitals;
     • healthcare coverage for the uninsured;
     • lower reimbursement for diagnostic imaging and ambulatory surgery centers;
     • revised methodology for the annual update of the physician fee schedule;
     • increased scrutiny of medical errors;
     • patient and drug safety efforts;
     • Medicare Advantage reforms;
     • pharmaceutical drug pricing under Medicare Part D;
     • tax credits for Health Savings Accounts and the uninsured;
     • re-importation of pharmaceutical drugs;
     • improvements in healthcare information technology; and
     • limits on damages claimed in physician malpractice lawsuits.
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
     Operations of the properties owned, developed or managed by the Company are and will continue to be subject to numerous federal, state, and local environmental laws, ordinances and regulations, including those relating to the following: the generation, segregation, handling, packaging and disposal of medical wastes; air quality requirements related to operations of generators, incineration devices, or sterilization equipment; facility siting and construction; disposal of non-medical wastes and ash from incinerators; and underground storage tanks. Certain properties owned, developed or managed by the Company contain, and others may contain or at one time may have contained, underground storage tanks that are or were used to store waste oils, petroleum products or other hazardous substances. Such underground storage tanks can be the source of releases of hazardous or toxic materials. Operations of nuclear medicine departments at some properties also involve the use and handling, and subsequent disposal of, radioactive isotopes and similar materials, activities which are closely regulated by the Nuclear Regulatory Commission and state regulatory agencies. In addition, several of the properties were built during the period that asbestos was commonly used in building construction and other such facilities may be acquired by the Company in the future. The presence of such materials could result in significant costs in the event that any asbestos-containing materials requiring immediate removal and/or encapsulation are located in or on any facilities or in the event of any future renovation activities.
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

Insurance
     The Company maintains comprehensive liability insurance and property insurance covering its owned and managed properties. The Company’s tenants are required to maintain, at their expense, liability insurance relating to their operations at the leased facilities. In addition, tenants under long-term net master leases are required to carry property insurance covering the Company’s interest in the buildings. The Company has also obtained title insurance with respect to each of the properties it owns, insuring that the Company holds title to each of the properties free and clear of all liens and encumbrances except those approved by the Company.
Employees
     As of December 31, 2006, the Company employed 201 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
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
     For an amount received or accrued to qualify for purposes of an applicable gross income test as “rents from real property” or “interest on obligations secured by mortgages on real property or on interests in real property,” the determination of such amount must not depend in whole or in part on the income or profits derived by any person from such property (except that such amount may be based on a fixed percentage or percentages of receipts or sales). In addition, for an amount received or accrued to qualify as “rents from real property,” such amount may not be received or accrued directly or indirectly from a person in which the Company owns directly or indirectly 10% or more of, in the case of a corporation, the total voting power of all voting stock or the total value of all stock, and, in the case of an unincorporated entity, the assets or net profits of such entity (except for certain amounts received or accrued from a TRS in connection with property substantially rented to persons other than a TRS of the Company and other 10%-or-more owned persons). The Company leases and intends to lease property only under circumstances such that substantially all, if not all, rents from such property qualify as “rents from real property.” Although it is possible that a tenant could sublease space to a sublessee in which the Company is deemed to own directly or indirectly 10% or more of the tenant, the Company believes that as a result of the provisions of the Company’s Articles of Incorporation that limit ownership to 9.9%, such occurrence would be unlikely. Application of the 10% ownership rule is, however, dependent upon complex attribution rules provided in the Code and circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than 10% of the Company’s stock and more than 10% of the stock of any tenant or subtenant would result in a violation of the rule.
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
Distribution Requirement
     In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (a) the sum of (i) 90% of the Company’s “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and the Company’s net capital gain) and (ii) 90% of the net income (after tax on such income), if any, from foreclosure property, over (b) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its “real estate investment trust taxable income,” it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make “required distributions” to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company’s distributions for 2006 were adequate to satisfy its distribution requirement.
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
Ordinary Dividends
     Distributions made by the Company that are not attributable to gain from the sale or exchange by the Company of United States real property interests (“USRPI”) and that are not designated by the Company as capital gain dividends will be treated as ordinary income dividends to the extent made out of current or accumulated earnings and profits of the Company. Generally, such ordinary income dividends will be subject to United States withholding tax at the rate of 30% on the gross amount of the dividend paid unless reduced or eliminated by an applicable United States income tax treaty. The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such dividends paid to a Non-U.S. Shareholder unless a lower treaty rate applies and the Non-U.S. Shareholder has filed an IRS Form W-8BEN with the Company, certifying the Non-U.S. Shareholder’s entitlement to treaty benefits.

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
Capital Gain Dividends
     As long as the Company continues to qualify as a REIT, distributions made by the Company after December 31, 2005, that are attributable to gain from the sale or exchange by the Company of any USRPI will not be treated as effectively connected with the conduct of a trade or business in the United States. Instead, such distributions will be treated as REIT dividends that are not capital gains and will not be subject to the branch profits tax as long as the Non-U.S. Shareholder does not hold greater than 5% of the stock of the Company at any time during the one-year period ending on the date of the distribution. Non-U.S. Shareholders who hold more than 5% of the stock of the Company will be treated as if such gains were effectively connected with the conduct of a trade or business in the United States and generally subject to the same capital gains rates applicable to U.S. Shareholders. In addition, corporate Non-U.S. Shareholders may also be subject to the 30% branch profits tax and to withholding at the rate of 35% of the gross distribution.
Disposition of Stock of the Company
     Generally, gain recognized by a Non-U.S. Shareholder upon the sale or exchange of stock of the Company will not be subject to United States taxation unless such stock constitutes a USRPI within the meaning of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). The stock of the Company will not constitute a USRPI so long as the Company is a “domestically controlled REIT.” A “domestically controlled REIT” is a REIT in which at all times during a specified testing period less than 50% in value of its stock or beneficial interests are held directly or indirectly by Non-U.S. Shareholders. The Company believes that it will be a “domestically controlled REIT,” and therefore that the sale of stock of the Company will generally not be subject to taxation under FIRPTA. However, because the stock of the Company is publicly traded, no assurance can be given that the Company is or will continue to be a “domestically controlled REIT.”
     Under recently enacted “wash sale” rules applicable to certain dispositions of interests in “domestically controlled REITs,” a Non-U.S. Shareholder could be subject to taxation under FIRPTA on the disposition of stock of the Company if certain conditions are met. If the Company is a “domestically controlled REIT,” a Non-U.S. Shareholder will be treated as having disposed of USRPI, if such Non-U.S. Shareholder disposes of an interest in the Company in an “applicable wash sale transaction.” An “applicable wash sale transaction” is any transaction in which a Non-U.S. Shareholder avoids receiving a distribution from a REIT by (i) disposing of an interest in a “domestically controlled REIT” during the 30 day period preceding a distribution, any portion of which distribution would have been treated as gain from the sale of a USRPI if it had been received by the Non-U.S. Shareholder and (ii) acquiring, or entering into a contract or option to acquire, a substantially identical interest in the REIT during the 61 day period beginning the first day of the 30 day period preceding the distribution. The wash sale rule does not apply to a Non-U.S. Shareholder who actually receives the distribution from the Company or, so long as the Company is publicly traded, to any Non-U.S. Shareholder holding greater than 5% of the outstanding stock of the Company at any time during the one year period ending on the date of the distribution.
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
Real Estate Investment Trust Tax Proposals
     Investors must recognize that the present federal income tax treatment of the Company may be modified by future legislative, judicial or administrative actions or decisions at any time, which may be retroactive in effect, and, as a result, any such action or decision may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts. No prediction can be made as to the likelihood of the passage of any new tax legislation or other provisions either directly or indirectly affecting the Company or its shareholders.
Other Legislation
     The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the maximum individual tax rate for long-term capital gains generally from 20% to 15% (for sales occurring after May 6, 2003 through December 31, 2008) and for dividends generally from 38.6% to 15% (for tax years from 2003 through 2008). These provisions have been extended through the 2010 tax year. Without future congressional action, the maximum tax rate on long-term capital gains will return to 20% in 2011, and the maximum rate on dividends will move to 39.6% in 2011. Because a REIT is not generally subject to federal income tax on the portion of its REIT taxable income or capital gains distributed to its shareholders, distributions of dividends by a REIT are generally not eligible for the new 15% tax rate on dividends. As a result, the Company’s ordinary REIT dividends will continue to be taxed at the higher tax rates (currently, a maximum of 35%) applicable to ordinary income.
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
     Under the Regulations, a “publicly-offered security” is a security that is (i) freely transferable, (ii) part of a class of securities that is widely-held and (iii) either (a) part of a class of securities that is registered under section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or (b) sold to a Plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act and the class of securities of which such security is a part is registered under the Exchange Act within 120 days (or such longer period allowed by the Securities and Exchange Commission) after the end of the fiscal year of the issuer during which the offering of such securities to the public occurred. Whether a security is considered “freely transferable” depends on the facts and circumstances of each case. Generally, if the security is part of an offering in which the minimum investment is $10,000 or less, any restriction on or prohibition against any transfer or assignment of such security for the purposes of preventing a termination or reclassification of the entity for federal or state tax purposes will not of itself prevent the security from being considered freely transferable. A class of securities is considered “widely-held” if it is a class of securities that is owned by 100 or more investors independent of the issuer and of one another.
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
Available Information
     The Company makes available to the public free of charge through its internet website the Company’s Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission. The Company’s internet website address is www.healthcarerealty.com.
     The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov.
Corporate Governance Principles
     The Company has adopted Corporate Governance Principles relating to the conduct and operations of the Board of Directors. The Corporate Governance Principles are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any shareholder who requests a copy.
Committee Charters
     The Board of Directors has an Audit Committee, Compensation Committee, Corporate Governance Committee and Executive Committee. The Board of Directors has adopted written charters for each committee except for the Executive Committee, which are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any shareholder who requests a copy.
Executive Officers
     Information regarding the executive officers of the Company is set forth in Part III, Item 10 of this Annual Report on Form 10-K and is incorporated herein by reference.
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
The market price of the Company’s stock may be affected adversely by changes in the Company’s dividend policy.
     The ability of the Company to pay dividends is dependent upon its ability to maintain funds from operations and cash flow and to make accretive new investments. A failure to maintain dividend payments at current levels could result in a reduction of the market price of the Company’s stock. Subsequent to the anticipated sales of the Company’s senior living portfolio, the Company intends to reset its quarterly dividend to an amount commensurate with the smaller asset base resulting from the sales.
The anticipated sales of the Company’s senior living portfolio have not yet closed and are subject to events outside the control of the Company.
     The sales of the Company’s senior living portfolio are subject to negotiation with third parties and other business risks associated with the ownership of real property, such as casualty loss. If these transactions do not close for any reason, the strategic results that the Company hopes to achieve, including the payment of a one-time special dividend, will not be realized. There can be no assurance that the sales will occur within the timeframe that the Company expects or at all.
At times, the Company may have cash that it is unable to invest in suitable properties, which could adversely affect the Company’s future revenues and its ability to maintain or increase dividends to shareholders; there is considerable competition in the Company’s market for attractive investments.
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
At times, the Company may have limited access to capital, which would slow the Company’s growth.
     A REIT is required to make dividend distributions and retains less of its capital for growth. As a result, a REIT is required to grow through the steady investment of new capital in real estate assets. Presently, the Company has sufficient capital availability. However, there will be times when the Company will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of the Company’s available capital will be required to meet existing commitments and to reduce existing debt. The Company may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time it requires additional capital to acquire healthcare properties on a competitive basis or to meet its obligations.
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
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that the Company’s receipts and expenditures of its assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report financial results accurately and timely or to detect and prevent fraud.

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
     The Company’s headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The Company’s current lease agreement, which commenced on November 1, 2003, covers approximately 30,934 square feet of rented space and expires on October 31, 2010, with two five-year renewal options. Annual base rent was approximately $596,820 in 2006 and increases approximately 3.25% annually thereafter.
Item 3. Legal Proceedings
     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly-owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The allegations in the suit relate to activities which occurred before the Company acquired Capstone in 1998. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October, 1998. None of the Capstone officers and directors remained in his or her position following the Company’s acquisition of Capstone. The complaint seeks an accounting and disgorgement of monies obtained by the allegedly wrongful conduct and other unspecified compensatory and punitive damages. There is currently a stay on discovery in the case. The plaintiff and certain defendants in the case reached an agreement to settle a portion of the claim presented in the case and such settlement was approved by the court in January 2007. This settlement did not include the Company or several other defendants. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of shareholders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Shares of the Company’s Common Stock are traded on The New York Stock Exchange under the symbol “HR.” As of December 31, 2006, there were approximately 1,564 shareholders of record. The following table sets forth the high and low sales prices per share of Common Stock and the distributions declared and paid per share of Common Stock during the periods indicated.

			Distributions
			Declared and Paid per
	High	Low	Share
2006
First Quarter	$38.80	$32.96	$0.660
Second Quarter	38.90	31.25	0.660
Third Quarter	38.79	31.90	0.660
Fourth Quarter (Payable on March 2, 2007)	42.83	37.30	0.660
2005
First Quarter	$41.03	$35.25	$0.650
Second Quarter	39.91	35.83	0.655
Third Quarter	41.36	37.36	0.660
Fourth Quarter	40.19	31.01	0.660
     Future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, borrowings under the Unsecured Credit Facility due 2009, proceeds from mortgage notes receivable repayments, and proceeds from sales of real estate investments or capital market financings. Subsequent to the anticipated sales of the Company’s senior living portfolio, the Company intends to reset its quarterly dividend to an amount commensurate with the smaller asset base resulting from the sales. Management expects that the dividend will be reset for the second quarter of 2007 in an amount of approximately $1.54 per common share, per annum, subject to the determination by the Board of Directors.
     Additionally, management expects that the Company would pay a one-time special dividend to shareholders of approximately $4.75 per common share out of the proceeds from the sales of the senior living assets. The payment of this one-time special dividend is dependent on the closing of the sales transactions as currently contemplated. If any of the sales transactions do not close or do not close timely for any reason, the Company may be unable to pay the one-time special dividend or may have to reduce the amount of the dividend.
     The dividends paid during 2006 exceeded cash flows from operations. Such amounts in excess of cash flows from operations were funded by the Company’s Unsecured Credit Facility due 2009. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2006 about the Company’s Common Stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans including the 2003 Employees Restricted Stock Incentive Plan, the 2000 Employee Stock Purchase Plan, the 1994 Dividend Reinvestment Plan, and the 1995 Restricted Stock Plan for Non-Employee Directors.

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under Equity
	Be Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	in the First Column) (2)
Equity compensation plans approved by security holders	171,481	—	1,338,895

Equity compensation plans not approved by security holders	0	—	2,001,060

Total	171,481	—	3,339,955

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

(2)	Includes securities available for future issuance under the 2003 Employees Restricted Stock Incentive Plan.
     All of the Company’s equity compensation plans were approved by the shareholders, except the 2003 Employees Restricted Stock Incentive Plan, which provides for awards of restricted shares of the Company’s Common Stock to full-time salaried employees of the Company or its subsidiaries and affiliates on such terms and conditions, and subject to such restrictions, as the Compensation Committee may determine. Such conditions may be based on continuing employment or achievement of pre-established financial objectives or both. The 2003 Employees Restricted Stock Incentive Plan covers a fixed number of shares and terminates on December 1, 2012. Subject to the risk of forfeiture and transfer restrictions, eligible employees shall have all rights as shareholders with respect to the shares issued pursuant to the plan, including the right to vote and receive dividends or other distributions on such shares. For employees under employment agreements, upon certain merger, change in control, or liquidation events involving the Company, all shares covered by outstanding awards under the plan will immediately vest, unless provisions are made in connection with such transaction for the continuance of the plan. Moreover, all shares covered by outstanding awards to employees under employment agreements will immediately vest if a participant’s employment with the Company is terminated without cause or, in the case of the Company’s executive officers, upon that officer’s retirement.
Item 6. Selected Financial Data
     The Company’s selected financial data, set forth in its 2006 Annual Report to Shareholders under the caption “Selected Financial Information,” is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Company’s information relating to management’s discussion and analysis of financial condition and results of operations set forth in the Company’s 2006 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the Company’s 2006 Annual Report to Shareholders, which is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 8. Financial Statements and Supplementary Data
     The Company’s financial statements and the related notes, together with the reports of BDO Seidman, LLP thereon, set forth in the Company’s 2006 Annual Report to Shareholders, are incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
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
     None.
     Management’s Annual Report on Internal Control Over Financial Reporting:
     Management’s Annual Report on Internal Control Over Financial Reporting, set forth in the Company’s 2006 Annual Report to Shareholders, is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 9B. Other Information
     Departure of Senior Executive Officer
     The Company’s Senior Vice President and Chief Operating Officer, J. D. Carter Steele, will retire from the Company effective March 1, 2007.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
     Directors
     Information with respect to directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007 under the caption “Election of Directors,” is incorporated herein by reference.
     Executive Officers
     The executive officers of the Company are:

Name	Age	Position
David R. Emery	62	Chairman of the Board & Chief Executive Officer

Scott W. Holmes	52	Senior Vice President & Chief Financial Officer

J. D. Carter Steele	58	Senior Vice President & Chief Operating Officer

John M. Bryant, Jr.	40	Senior Vice President & General Counsel

B. Douglas Whitman, II	38	Senior Vice President of Real Estate Investments
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
     Mr. Steele has served as the Chief Operating Officer since January 1, 2003 and has held senior management positions relating to asset administration of the Company since May 1997. He serves as a point of contact for all issues related to real estate investments, due diligence advisory services and property management. Mr. Steele has over 20 years experience in structuring and executing real estate transactions. Mr. Steele is a former partner with the commercial real estate brokerage firm McWilliams & Steele in Nashville, Tennessee. Mr. Steele will retire as the Company’s Chief Operating Officer effective as of March 1, 2007.
     Mr. Bryant became the Company’s Senior Vice President and General Counsel on November 1, 2003. From April 22, 2002 until November 1, 2003, Mr. Bryant was Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bryant was a shareholder with the law firm of Baker Donelson Bearman & Caldwell in Nashville, Tennessee.
     Mr. Whitman joined the Company in 1998, and, as the Company’s Senior Vice President of Real Estate Investments, he is responsible for overseeing the acquisition and development of outpatient medical facilities. Prior to joining the Company, Mr. Whitman worked for the University of Michigan Health System and HCA Inc.
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
     Section 16(a) Compliance
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007 under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
     Shareholder Recommendation of Director Candidates
     There have been no material changes with respect to the Company’s policy relating to shareholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” is incorporated herein by reference.
     Audit Committee
     Information relating to the Company’s Audit Committee, its members and the audit committee’s financial expert is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007 under the caption “Committee Membership,” is incorporated herein by reference.

Item 11. Executive Compensation
     Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
     Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information relating to certain relationships and related transactions, and director independence, set forth respectively, in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007 under the captions “Certain Relationships and Related Transactions,” and “Independence of Directors,” as applicable, are incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007 under the caption “Selection of Auditors – Audit and Non-Audit Fees,” is incorporated herein by reference.
Item 15. Exhibits and Financial Statement Schedules
     (a) Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
     (1) Financial Statements:
     The following financial statements of Healthcare Realty Trust Incorporated are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.
•	Consolidated Balance Sheets — December 31, 2006 and 2005.

•	Consolidated Statements of Income for the years ended December 31, 2006, December 31, 2005 and December 31, 2004.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, December 31, 2005 and December 31, 2004.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004.

•	Notes to Consolidated Financial Statements.
     (2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts at December 31, 2006	S-1
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2006	S-2
Schedule IV — Mortgage Loans on Real Estate at December 31, 2006	S-3

     All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

Exhibit
Number		Description of Exhibits
3.1	—	Second Articles of Amendment and Restatement of the Registrant.(1)

3.2	—	Amended and Restated Bylaws of the Registrant.(4)

4.1	—	Specimen stock certificate.(1)

4.2	—	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee).(6)

4.3	—	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee).(6)

4.4	—	Form of 8.125% Senior Note Due 2011.(6)

4.5	—	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee).(11)

4.6	—	Form of 5.125% Senior Note Due 2014.(11)

10.1	—	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated.(3)

10.2	—	Amended and Restated Executive Retirement Plan.(7)

10.3	—	Retirement Plan for Outside Directors.(1)

10.4	—	2000 Employee Stock Purchase Plan.(5)

10.5	—	Dividend Reinvestment Plan.(2)

10.6	—	2003 Employees Restricted Stock Incentive Plan.(7)

10.7	—	Amendment No. 1 to 2003 Employees Restricted Stock Incentive Plan.(10)

10.8	—	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated.(12)

10.9	—	Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated.(9)

10.10	—	Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated.(8)

10.11	—	Employment Agreement by and between J.D. Carter Steele and Healthcare Realty Trust Incorporated.(8)

10.12	—	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named therein.(13)

10.13	—	Employment Agreement by and between B. Douglas Whitman, II and Healthcare Realty Trust Incorporated (filed herewith).

11	—	Statement re computation of per share earnings (contained in Note 11 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 filed herewith as Exhibit 12).

13	—	Annual Report to Shareholders for the year ended December 31, 2006 (filed herewith).

21	—	Subsidiaries of the Registrant (filed herewith).

23	—	Consent of BDO Seidman, LLP, independent auditors (filed herewith).

31.1	—	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit
Number		Description of Exhibits
31.2	—	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-72860) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.
Executive Compensation Plans and Arrangements
     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:
1.	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated (filed as Exhibit 10.1)

2.	Executive Retirement Plan, as amended (filed as Exhibit 10.2)

3.	Retirement Plan for Outside Directors (filed as Exhibit 10.3)

4.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.4)

5.	2003 Employees Restricted Stock Incentive Plan (filed as Exhibit 10.6)

6.	Amendment No. 1 to 2003 Employees Restricted Stock Incentive Plan (filed as Exhibit 10.7)

7.	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated (filed as Exhibit 10.8)

8.	Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (filed as Exhibit 10.9)

9.	Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated (filed as Exhibit 10.10)

10.	Employment Agreement by and between J. D. Carter Steele and Healthcare Realty Trust Incorporated (filed as Exhibit 10.11)

11.	Employment Agreement by and between B. Douglas Whitman, II and Healthcare Realty Trust Incorporated (filed as Exhibit 10.13).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 28, 2007.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ David R. Emery
David R. Emery
Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery David R. Emery	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Scott W. Holmes Scott W. Holmes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ David L. Travis David L. Travis	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/s/ Errol L. Biggs, Ph.D. Errol L. Biggs, Ph.D.	Director	February 28, 2007

/s/ Charles Raymond Fernandez, M.D. Charles Raymond Fernandez, M.D.	Director	February 28, 2007

/s/ Batey M. Gresham, Jr. Batey M. Gresham, Jr.	Director	February 28, 2007

/s/ Marliese E. Mooney Marliese E. Mooney	Director	February 28, 2007

/s/ Edwin B. Morris, III Edwin B. Morris, III	Director	February 28, 2007

/s/ John Knox Singleton John Knox Singleton	Director	February 28, 2007

/s/ Bruce D. Sullivan Bruce D. Sullivan	Director	February 28, 2007

/s/ Dan S. Wilford Dan S. Wilford	Director	February 28, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
     The audits referred to in our report dated March 1, 2007 relating to the consolidated financial statements of Healthcare Realty Trust Incorporated, which is contained in Item 8 of this Annual Report on Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.
     In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

Memphis, Tennessee March 1, 2007	/s/ BDO Seidman, LLP BDO Seidman, LLP

Schedule II — Valuation and Qualifying Accounts at December 31, 2006
(Dollars in thousands)

			Additions
		Balance at	Charged to	Charged to
		Beginning of	costs and	other		Balance at
	Description	Period	expenses	accounts(2)	Deductions(1)	End of Period
2006	Accounts and notes receivable allowance	$1,998	$1,256	$0	$732	$2,522

	Preferred stock investment reserve	1,000	0	0	0	1,000

		2,998	1,256	0	732	3,522

2005	Accounts and notes receivable allowance	2,016	1,308	0	1,326	1,998

	Preferred stock investment reserve	1,000	0	0	0	1,000

		3,016	1,308	0	1,326	2,998

2004	Accounts and notes receivable allowance	1,864	(212)	618	254	2,016

	Preferred stock investment reserve	1,000	0	0	0	1,000

		$2,864	$(212)	$618	$254	$3,016

(1)	Write-off of related receivable accounts.

(2)	Reserve on accounts receivable in a foreclosure in 2004.

Schedule III — Real Estate and Accumulated Depreciation at December 31, 2006
(Dollars in thousands)

			Land			Buildings, Improvements, and CIP
				Costs Capitalized			Costs Capitalized				(1)
	Number of		Initial	Subsequent to		Initial	Subsequent to		Personal	(3)	Accumulated		Date
	Properties	State	Investment	Acquisition	Total	Investment	Acquisition	Total	Property	Total Assets	Depreciation	Encumbrances	Acquired	Date Constructed
Medical Office /Outpatient Facilities	162	AL, AR, AZ, CA, CO, DC, FL, GA, HI, IL, IN, KS, LA, MA, MD, MI, MO, MS, NV, PA, TN, TX, VA, WY	$103,748	$2,515	$106,263	$1,135,477	$102,446	$1,237,923	$1,646	$1,345,832	$252,977	$51,056	1993-2006	1974 — 2005 6 Under Const. (2)

Assisted Living Facilities	26	AL, FL, GA, MO, MS, NC, OH, PA, TN, TX, VA	6,192	0	6,192	118,505	2,415	120,920	2,690	129,802	28,565	0	1998-2005	1972-2000

Independent Living Facilities	7	TN, TX	2,969	7	2,976	58,101	2,405	60,506	1,023	64,505	12,238	0	1998-2005	1987-1998

Inpatient Rehabilitation Facilities	9	AL, FL, PA, TX	2,330	0	2,330	154,164	0	154,164	0	156,494	36,650	0	1998-1998	1983-1991

Other Inpatient Facilities	4	CA, IN, MI, TX	5,832	150	5,982	69,993	0	69,993	0	75,975	8,543	0	1994-2006	1983-2005

Skilled Nursing Facilities	29	IN, MI, MO, OK, PA, SC, TN, VA	5,550	365	5,915	133,138	3,317	136,455	2,975	145,345	30,241	9,005	1993-2005

Total Real Estate	237		126,621	3,037	129,658	1,669,378	110,583	1,779,961	8,334	1,917,953	369,214	60,061

Corporate Property			—	—	—	—	—	—	14,373	14,373	4,492	—

Total Property	237		$126,621	$3,037	$129,658	$1,669,378	$110,583	$1,779,961	$22,707	$1,932,326	$373,706	$60,061

(1)	Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3, 7.0, 15.0, 20.0, 31.5 or 39.0 years, lease intangibles over 13 to 106 months, personal property over 3.0 or 7.0 years, and land improvements over 15.0 years.

(2)	Development at 12/31/06.

(3)	Total assets at 12/31/06 have an estimated aggregate total cost of approximately $1.8 billion for Federal Income Tax Purposes.

(4)	Includes assets held for sale at 12/31/05 of $26.1 million and accumulated depreciation of $4.7 million and at 12/31/04 of $74.9 million and accumulated depreciation of $13.6 million.

Schedule III — Real Estate and Accumulated Depreciation at December 31, 2006
(continued)

(5)	Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2006, 2005, and 2004:

	Year to Date Ending 12/31/06		Year to Date Ending 12/31/05 (4)		Year to Date Ending 12/31/04 (4)
		Accumulated		Accumulated		Accumulated
	Total Property	Depreciation	Total Property	Depreciation	Total Property	Depreciation
Beginning Balance	$1,859,149	$320,487	$1,908,195	$284,155	$1,563,859	$232,536
Additions during the period:
Real Estate	96,231	62,676	82,851	59,352	352,150	54,520
Corporate Property	300	576	997	1,244	1,268	548
Construction in Progress	31,805	—	6,311	—	5,709	—
Retirements/dispositions:
Real Estate	(55,106)	(9,980)	(139,187)	(24,247)	(14,631)	(3,335)
Corporate Property	(53)	(53)	(18)	(17)	(160)	(114)

Ending Balance	$1,932,326	$373,706	$1,859,149	$320,487	$1,908,195	$284,155

Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2006
(dollars in thousands)

			Periodic	Original
	Interest	Maturity	Payment	Face	Carrying
Description	Rate	Date	Terms	Amount	Amount (1)	Balloon

Assisted living facility located in California	9.83%	12/1/2005	(4)	5,300	4,632	4,632	(5)
Assisted living facility located in Arizona	12.05%	1/1/2007	(4)	4,805	4,462	4,462	(5)
Group of assisted living facilities located in various states	10.00%	6/30/2008	(1)	10,800	10,800	10,800	(6)
Group of assisted living facilities in various states	10.00%	3/3/2008	(1)	21,426	21,426	21,426	(8)
Group of independent living facilities located in Indiana	12.00%	5/7/2009	(9)	6,000	6,000	6,000	(10)
Group of assisted living facilities in Georgia	12.50%	10/31/2008	(12)	4,750	4,750	4,750	(13)
Ancillary hospital facility located in California	8.30%	5/12/2016	(7)	14,920	14,920	14,920	(14)
Group of skilled nursing facilities and one assisted living facility located in Michigan	15.00%	6/29/2009	(1)	3,927	4,887	4,887	(11)
Ancillary hospital facility located in Texas	8.50%	9/1/2031	(2)	1,986	1,979	—	(3)

Total Mortgage Notes Receivable					$73,856

Notes:

(1)	Interest only until maturity. Then principal is payable in full.

(2)	Paid in monthly installments of principal and interest. Fully amortized over 300 months.

(3)	Prepayment may be made at anytime after July 5, 2010.

(4)	Paid in monthly installments of principal and interest. Principal payable in full at maturity date. Amortized over 300 months.

(5)	Yield Maintenance Amount is defined generally as a percentage of the Principal amount being prepaid x [(Present value of the principal and interest payments remaining to maturity at a discount rate) — (Principal amount outstanding at the time of prepayment)].

(6)	Prepayment may be made at any time after January 1, 2007 with at least nine months prior written notice.

(7)	Interest only payments until May 2011, then principal balance amortized over 25 years. Amortization schedule to be determined at that time.

(8)	Prepayment may not be made without prior written consent.

(9)	Interest only until December 2007, then principal balance amortized over 25 years. Amortization schedule to be determined at that time.

(10)	Prepayment may be made at anytime after August 8, 2007.

(11)	Prepayment may be made at anytime after June 30, 2008. The Company funded an additional $960 on the note during 2006.

(12)	Interest only until February 2007, then principal balance amortized over 25 years. Amortization schedule to be determined at that time.

(13)	Prepayment may be made at anytime after January 31, 2007.

(14)	Prepayment may be made at anytime after May 12, 2008.

Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2006
(continued)

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of period	$105,795	$40,321	$91,835
Additions during period:
New or acquired mortgages	37,787	71,976	1,260

	37,787	71,976	1,260
Deductions during period:
Scheduled principal payments	(347)	(2,180)	(562)
Mortgage repayments	(69,124)	(4,073)	(46,397)
Foreclosures and assignments	—	—	(6,242)
Amortization	(255)	(249)	427

	(69,726)	(6,502)	(52,774)

Balance at end of period	$73,856	$105,795	$40,321