Form 10-Q
period 2007-03-31
HEALTHCARE REALTY TRUST INC
filed 2007-05-10
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2007, 47,824,508 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2007

Part I. FINANCIAL INFORMATION
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Real estate properties:
Land	$110,622	$129,658
Buildings, improvements and lease intangibles	1,445,715	1,741,126
Personal property	15,674	22,707
Construction in progress	32,355	38,835

	1,604,366	1,932,326
Less accumulated depreciation	(312,290)	(373,706)

Total real estate properties, net	1,292,076	1,558,620

Cash and cash equivalents	3,833	1,950

Mortgage notes receivable	16,893	73,856

Assets held for sale and discontinued operations, net	257,001	—

Other assets, net	88,053	102,177

Total assets	$1,657,856	$1,736,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$743,960	$849,982

Dividends payable	227,166	—

Accounts payable and accrued liabilities	37,420	32,448

Liabilities held for sale and discontinued operations	15,113	—

Other liabilities	29,179	28,501

Total liabilities	1,052,838	910,931

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 47,824,537 and 47,805,448 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	478	478

Additional paid-in capital	1,212,845	1,211,234

Accumulated other comprehensive loss	(3,915)	(4,035)

Cumulative net income	671,464	635,120

Cumulative dividends	(1,275,854)	(1,017,125)

Total stockholders’ equity	605,018	825,672

Total liabilities and stockholders’ equity	$1,657,856	$1,736,603

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended March 31, 2007 and 2006
(Dollars in thousands, except per share data)
(Unaudited)

	2007	2006
REVENUES
Master lease rent	$15,772	$13,833
Property operating	31,850	31,792
Straight-line rent	61	383
Mortgage interest	352	1,679
Other operating	4,997	4,167

	53,032	51,854

EXPENSES
General and administrative	6,175	4,395
Property operating	18,154	18,028
Bad debt	5	455
Interest	13,515	12,912
Depreciation	10,971	9,873
Amortization	1,415	2,867

	50,235	48,530

INCOME FROM CONTINUING OPERATIONS	2,797	3,324

DISCONTINUED OPERATIONS
Income from discontinued operations	5,950	5,907
Impairments	(2,792)	—
Gain on sales of real estate properties, net	30,389	3,264

INCOME FROM DISCONTINUED OPERATIONS	33,547	9,171

NET INCOME	$36,344	$12,495

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations per common share	$0.06	$0.07

Discontinued operations per common share	$0.72	$0.20

Net income per common share	$0.78	$0.27

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations per common share	$0.06	$0.07

Discontinued operations per common share	$0.70	$0.19

Net income per common share	$0.76	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	46,547,152	46,491,863

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	47,598,736	47,467,598

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$5.410	$0.660

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	2007	2006
Operating Activities
Net income	$36,344	$12,495
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,574	15,887
Stock-based compensation	1,712	1,183
Increase in straight-line rent receivable	(61)	(361)
Gain on sales of real estate, net	(30,389)	(3,264)
Impairments	2,792	—
Equity in losses from unconsolidated LLCs	97	15
Provision for bad debt, net of recoveries	5	737
Changes in operating assets and liabilities:
(Increase) decrease in other assets	45	(186)
Increase in accounts payable and accrued liabilities	2,535	7,606
Increase in other liabilities	825	1,249

Net cash provided by operating activities	28,479	35,361

Investing Activities
Acquisition and development of real estate properties	(17,806)	(9,490)
Funding of mortgages and notes receivable	(3,926)	(16,494)
Investments in unconsolidated LLCs	—	(9,365)
Distributions from unconsolidated LLCs	262	212
Proceeds from sales of real estate	110,205	11,245
Proceeds from mortgages and notes receivable repayments	13,007	27,527

Net cash provided by investing activities	101,742	3,635

Financing Activities
Borrowings on notes and bonds payable	72,839	110,000
Repayments on notes and bonds payable	(169,873)	(121,063)
Dividends paid	(31,563)	(31,533)
Proceeds from issuance of common stock	273	266
Common stock redemption	(14)	—
Debt issuance costs	—	(1,331)

Net cash used in financing activities	(128,338)	(43,661)

Increase (decrease) in cash and cash equivalents	1,883	(4,665)
Cash and cash equivalents, beginning of period	1,950	7,037

Cash and cash equivalents, end of period	$3,833	$2,372

Supplemental Cash Flow Information:
Interest paid (including interest on interest rate swaps)	$4,341	$2,378
Capitalized interest	722	107
Capital expenditures accrued	5,120	1,570
Mortgage note payable assumed	1,840	—
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
     Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that integrates owning, developing, financing and managing income-producing real estate properties associated with the delivery of healthcare services throughout the United States. The Company had investments of approximately $1.6 billion in 175 owned real estate properties and mortgages as of March 31, 2007 (excluding assets classified as held for sale), including investments in three unconsolidated joint venture limited liability companies (“LLCs”). The Company’s 170 owned real estate properties (excluding assets classified as held for sale) are comprised of six facility types, located in 24 states, totaling approximately 10.3 million square feet. In addition, the Company provided property management services to approximately 6.9 million square feet nationwide. See Note 2 for more details on the assets classified as held for sale at March 31, 2007.
Principles of Consolidation
     The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, consolidated variable interest entities (“VIEs”) and certain other affiliated entities with respect to which the Company controls the operating activities and receives substantially all of the economic benefits. Investments in entities that the Company does not consolidate but for which the Company has the ability to exercise significant influence over operating and financial policies are reported under the equity method. Under the equity method of accounting the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.
     The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2006. Management believes, however, that all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. All significant inter-company accounts and transactions have been eliminated in the Condensed Consolidated Financial Statements.
     This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2006. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2007 due to many reasons including, but not limited to, acquisitions, dispositions (including the disposition of the senior living assets), capital financing transactions, changes in interest rates and the effect of trends as discussed in MD&A.
Unconsolidated Limited Liability Companies
     At March 31, 2007, the Company had investments in three joint venture LLCs which had investments in healthcare-related real estate properties. The Company accounts for two of the investments under the equity method and one of the investments under the cost method. The Company recognized $259,000 in income for the three months ended March 31, 2007 related to the LLC accounted for under the cost method. The Company’s net investments in the LLCs accounted for under the equity method are included in “Other assets” on the Company’s Condensed Consolidated Balance Sheet and equity losses recognized related to these LLCs are included in “Other operating income” on the Company’s Condensed Consolidated Income Statement.

	March 31,
(Dollars in thousands)	2007	2006

Net LLC investments, beginning of period	$20,079	$10,720
New investments during the period	—	9,046
Additional investments during the period	—	320
Equity losses recognized during the period	(97)	(15)
Distributions received during the period	(262)	(212)

Net LLC investments, end of period	$19,720	$19,859

Segment Reporting
     The Company is in the business of owning, developing, managing, and financing healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision making. Therefore, the Company has concluded that it operates as a single segment, as defined by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”
Accumulated Other Comprehensive Loss
     SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss). The Company has included in accumulated other comprehensive loss its cumulative adjustment to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R), (“SFAS No. 158”).”
     Total comprehensive income for the three months ended March 31, 2007 and 2006 is detailed in the following table.

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Net income	$36,344	$12,495
Minimum pension liability adjustment	120	—

Total comprehensive income	$36,464	$12,495

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
State Income Taxes
     For the three months ended March 31, 2007 and 2006, the Company recorded state income tax expense totaling approximately $118,000 and $30,000, respectively, which was included in “General and administrative expenses” on the Company’s Condensed Consolidated Statements of Income and paid state income taxes for the same periods totaling approximately $0 and $16,000, respectively. Effective January 1, 2007, the State of Texas implemented a new gross margins tax that taxes gross receipts from operations in Texas, less a 30% deduction for expenses, at 1%. In the first quarter of 2007, the Company accrued approximately $98,000 related to the Texas gross margins tax which is included in its state income tax accrual. The payment of the gross margins tax for 2007 is not due until May 2008.
Use of Estimates in the Consolidated Financial Statements
     Preparation of the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Reclassifications
     Certain reclassifications have been made in the Condensed Consolidated Financial Statements for the three months ended March 31, 2006 and year ended December 31, 2006 to conform to the March 31, 2007 presentation.
Stock Plans
     The Company follows the provisions of SFAS No. 123R, “Share-Based Payment,” for accounting for its stock-based awards. During 2007 and 2006, the Company issued and had outstanding various employee and non-employee stock-based awards. These awards included restricted stock issued to employees pursuant to the 2003 Employees Restricted Stock Incentive Plan (the “Restricted Stock Plan”) and its predecessor plan, restricted stock issued to its Board of Directors under the 1995 Restricted Stock Plan for Non-Employee Directors, and options issued to employees pursuant to the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”) and its predecessor plan.
   Restricted Stock Plans
     A summary of activity and related information under the Restricted Stock Plan, and its predecessor plan, and the 1995 Restricted Stock Plan for Non-Employee Directors for the three months ended March 31, 2007 and 2006 is included in the table below.

	Three Months
	Ended March 31,
	2007	2006

Nonvested shares, beginning of period	1,261,613	1,271,548
Granted	20,374	30,058
Vested (1)	(26,360)	(524)
Forfeited	(2,251)	(747)

Nonvested shares, end of period	1,253,376	1,300,335

Weighted-average grant date fair value of nonvested shares, beginning of period	$24.85	$24.37

Weighted-average grant date fair value of shares granted during the period	$40.18	$33.29

Weighted-average grant date fair value of shares vested during the period	$34.21	$25.99

Weighted-average grant date fair value of shares forfeited during the period	$39.54	$34.15

Weighted-average grant date fair value of nonvested shares, end of period	$24.88	$24.57

Grant date fair value of shares granted during the period	$818,697	$1,000,580

(1)	The three months ended March 31, 2007 includes the accelerated vesting of 25,875 shares of stock related to the retirement or termination of two officers during the first quarter of 2007.

   Employee Stock Purchase Plan
     Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of Common Stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option (the “Exercise Date”). The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant.
     A summary of the Employee Stock Purchase Plan activity and related information for the three months ended March 31, 2007 and 2006 is included in the table below.

	Three Months
	Ended March 31,
	2007	2006

Outstanding, beginning of period	171,481	158,026
Granted	128,928	148,698
Exercised	(4,320)	(9,579)
Forfeited	(20,214)	(30,483)
Expired	—	—

Outstanding and exercisable at end of period	275,875	266,662

Weighted-average exercise price of options outstanding, beginning of period	$30.55	$28.28

Weighted-average exercise price of options granted during the period	$33.61	$28.28

Weighted-average exercise price of options exercised during the period	$30.33	$28.52

Weighted-average exercise price of options forfeited during the period	$30.38	$29.90

Weighted-average exercise price of options expired during the period	$0	$0

Weighted-average exercise price of options outstanding, end of period	$30.60	$29.82

Weighted-average fair value of options granted during the period (calculated as of the grant date)	$8.69	$6.67

Intrinsic value of options exercised during the period	$30,124	$84,820

Intrinsic value of options outstanding and exercisable (calculated as of March 31)	$1,847,360	$2,016,662

Range of exercise prices of options outstanding (calculated as of March 31)	$28.28-$31.71	$28.28-$31.77

Weighted-average contractual life of outstanding options (calculated as of March 31, in years)	1.19	1.27
     The fair values of these options were estimated using the Black-Scholes options pricing model with the weighted-average assumptions for the options granted during the period noted in the following table. The risk-free interest rate was based on the U.S. Treasury constant maturity-nominal two-year rate whose maturity is nearest to the date of the expiration of the latest option outstanding and exercisable; the expected life of each option was estimated using the historical exercise behavior of employees;

expected volatility was based on historical volatility of the Company’s stock; and expected forfeitures were based on historical forfeiture rates within the look-back period.

	2007	2006

Risk-free interest rates	4.82%	4.82%
Expected dividend yields	4.50%	7.24%
Expected life (in years)	1.59	1.46
Expected volatility	22.3%	19.9%
Expected forfeiture rates	79%	76%
Accounting for Defined Benefit Pension Plans
     The Company has pension plans under which the Company’s Board of Directors and certain designated employees may receive retirement benefits upon retirement and the completion of five years of service with the Company. The plans are unfunded and benefits will be paid from earnings of the Company. The pension plans are accounted for in accordance with SFAS No. 158. The pension plans are described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Net periodic benefit cost recorded related to the Company’s pension plans for the three months ended March 31, 2007 and 2006 is detailed in the table below.

	Three Months
	Ended
	March 31,
(In thousands)	2007	2006

Service costs	$263	$249
Interest costs	208	186
Amortization of net gain/loss	67	103

	538	538
Other comprehensive income recognized in accumulated other comprehensive loss	(120)	—

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$418	$538

Revenue Recognition
     The Company recognizes revenue when collectibility is reasonably assured, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). In the event the Company determines that collectibility is not reasonably assured, it will discontinue recognizing amounts contractually owed or will establish an allowance for estimated losses.
     The Company derives most of its revenues from its real estate property and mortgage note receivables portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsors or borrowers. These contractual arrangements fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in master lease income, property operating income, or mortgage interest income on the Company’s Condensed Consolidated Statements of Income, based on the type of contractual agreement.
   Rental Income
     Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. Additional rent, generally defined in most lease agreements as the cumulative increase in a Consumer Price Index (“CPI”) from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Rental income from properties under a master lease arrangement with the tenant is included in master lease rental income and rental income from properties with multiple tenant lease arrangements is included in property operating income on the Company’s Condensed Consolidated Statements of Income.
   Mortgage Interest Income
     Mortgage interest income and notes receivable interest income are recognized based on the interest rates, maturity date or amortized period specific to each note.
   Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, revenues from its consolidated VIEs, management fee income, annual inspection fee income, loan exit fee income, prepayment penalty income, and interest income on notes receivable.
Operating Leases
     As described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company is obligated under operating lease agreements consisting primarily of the corporate office lease and various ground leases related to the Company’s real estate investments. During the first quarter of 2007, the Company concluded that straight-line rent expense recognition was required on ground leases related to four real estate properties acquired by the Company in 2004 where the Company was the lessee as well as its corporate office lease. Management reviewed the effects of the required adjustment from both a quantitative and qualitative perspective and concluded that the required adjustment was not material to the estimated operating results or financial position for the current year or any prior years’ operating results or financial position. Therefore, the Company recorded the necessary adjustment totaling $0.8 million, or $0.02 per basic and diluted common share, to property operating expense and general and administrative expense with a corresponding increase to straight-line rent payable in the first quarter of 2007, of which $0.7 million, or $0.02 per basic and diluted share, was related to prior years.
Discontinued Operations
     The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Income in accordance with the criteria established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Pursuant to SFAS No. 144, a company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets classified as held for sale are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Condensed Consolidated Statements of Income.
Variable Interest Entities
     In accordance with FASB Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51,” the Company has included in its Condensed Consolidated Financial Statements six VIEs in which the Company has concluded that it is the primary beneficiary. The Company’s VIEs are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The properties related to the Company’s VIEs will be sold as part of the Company’s disposal of its senior living assets. As such, the assets and liabilities and related operations of the Company’s properties and related variable interest entities have been classified as held for sale and have been included in discontinued operations in the Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2007.

New Pronouncements
  Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value, which should increase the consistency and comparability of fair value measurements and disclosures. This statement applies to other current pronouncements that require or permit fair value measurements but does not require any new fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008, but early adoption is allowed. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.
   The Fair Value Option for Financial Assets and Financial Liabilities
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different fair value measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company beginning January 1, 2008, but early adoption is allowed. The Company does not believe that SFAS No. 159 will have a material impact on its consolidated financial statements.
   Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48”). FIN No. 48 prescribes how the Company should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN No. 48, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.
     The Company is subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions but, as a REIT, generally is not subject to income tax on taxable net income distributed as dividends to shareholders. The Company adopted FIN No. 48, as required, effective January 1, 2007 and has concluded that the adoption has had no material impact on the Company’s consolidated financial statements. Accordingly, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.
     The Company classifies interest and penalties related to uncertain tax positions, if any, in the consolidated financial statements as a component of general and administrative expense. No such amounts were recognized in the periods ended March 31, 2007 and 2006.
     Tax returns filed for the 2003 through 2006 tax years are currently still subject to examination by taxing authorities.
Note 2. Discontinued Operations
Disposition of the Portfolio of Senior Living Assets
     The Company announced on February 26, 2007 its plan to dispose of its portfolio of senior living assets. The portfolio includes 62 real estate properties and 16 mortgage notes and notes receivable, including properties related to all of the Company’s 21 VIEs, six of which were consolidated by the Company. During the first quarter of 2007, 16 of the 62 real estate properties in which the Company had a $99.6 million gross investment ($73.9 million, net) and 2 of the 16 mortgage notes and notes receivable in which the Company had an $11.4 million investment were disposed of for aggregate cash proceeds totaling approximately $121.6 million. Disposition of the remaining senior living properties and notes is expected to close during the second and third quarters of 2007, subject to the terms of definitive agreements customary to these types of transactions. Proceeds from the disposition will be used to pay a special dividend, pay transaction costs and to repay debt. See Notes 3 and 9 for details regarding the disposition of these assets.
Sale of Other Real Estate Assets
     During the first quarter of 2007, the Company decided to sell six other real estate property investments in which the Company had an $8.0 million gross investment ($5.5 million, net) at March 31, 2007, after the related impairment charges. In accordance with SFAS No. 144, based on its intent to sell, management concluded that impairment charges totaling approximately $2.8 million should be recorded to lower the properties’ carrying values to their estimated fair values less costs to sell. See Note 3 for more details on the impairment charges. The impairment charges are reflected in discontinued operations for the three months ended March 31, 2007.
Discontinued Operations
     In accordance with SFAS No. 144, management concluded that the assets discussed above met the “held for sale” criteria during the first quarter of 2007. As such, the major categories of assets and liabilities, to the extent not sold as of March 31, 2007, are classified as held for sale on the Company’s Condensed Consolidated Balance Sheet and results of operations are included in discontinued operations for all periods on the Company’s Condensed Consolidated Income Statements as detailed in the following tables.

March 31,
(Dollars in thousands)	2007

Balance Sheet data (as of the period ended):
Land	$16,104
Buildings, improvements and lease intangibles	226,311
Personal property	6,770

249,185
Accumulated depreciation	(49,823)

Real estate properties, net	199,362

Mortgage notes receivable	46,111
Other assets, net	6,082

Assets held for sale, net	251,555

Cash and cash equivalents	480
Other assets, net	4,966

Assets included in discontinued operations, net (3)	5,446

Assets held for sale and discontinued operations, net (1)	$257,001

Notes and bonds payable	$5,062

Liabilities held for sale	5,062

Notes and bonds payable	3,907
Accounts payable and accrued liabilities	5,043
Other liabilities	1,101

Liabilities included in discontinued operations (4)	10,051

Liabilities held for sale and discontinued operations (2)	$15,113

(1)	Includes $251.5 million related to the disposal of the senior living assets and $5.5 million related to the sale of the six other properties.

(2)	Relates to the senior living assets.

(3)	Includes $2.9 million in cash and patient receivables related to the Company’s six consolidated VIEs that will be deconsolidated upon disposal of the senior living properties and the remaining $2.5 million is generally comprised of tenant receivables due to the Company that will be collected prior to or upon disposition of the properties.

(4)	Includes one mortgage note payable totaling $3.9 million that will be repaid by the Company upon disposition of the property securing the note, accounts payable and accrued liabilities related to the properties that will generally be paid by the Company prior to disposition of the properties and security deposits that will be refunded upon disposition of the properties.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2007	2006

Statements of Income data (for the period ended):
Revenues (1)
Master lease rent	$6,102	$7,434
Property operating	—	152
Straight-line rent	—	(21)
Mortgage interest	1,511	1,377
Other operating	4,783	4,936

	12,396	13,878

Expenses (2)
General and administrative	—	22
Property operating	227	179
Other operating	4,213	4,305
Bad debt expense, net	—	282
Interest	149	282
Depreciation	1,857	2,882
Amortization	—	19

	6,446	7,971

Net Income from Discontinued Operations	5,950	5,907
Impairments (3)	(2,792)	—
Gain on sales of real estate properties, net (4)	30,389	3,264

Total Income from Discontinued Operations	$33,547	$9,171

Income from Discontinued Operations per basic common share	$0.72	$0.20

Income from Discontinued Operations per diluted common share	$0.70	$0.19

(1)	Total Revenues include $12.4 million and $12.1 million, respectively, for 2007 and 2006 related to the disposal of the senior living assets and 2006 also includes $1.8 million related to properties sold during 2006.

(2)	Total Expenses include $6.3 million and $7.5 million, respectively, for 2007 and 2006 related to the disposal of the senior living assets and $0.1 million and $0.1 million, respectively, related to the sale of the six other properties. 2006 also includes $0.4 million related to properties sold during 2006.

(3)	Impairment charges recorded on four properties, lowering the carrying values of the properties to their estimated fair values less costs to sell, based on management conclusion during the first quarter of 2007 that the Company would sell the properties.

(4)	The net gain in 2007 is related to the disposal of senior living assets during the first quarter of 2007, less certain expenses. The net gain in 2006 is related to the sale of assets during the first quarter of 2006.
Note 3. Real Estate and Mortgage Notes Receivable Investments
     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The Company had investments of approximately $1.6 billion in 175 real estate properties and mortgage notes receivable as of March 31, 2007 (excluding assets classified as held for sale), including investments in three unconsolidated limited liability companies. The Company’s 170 owned real estate properties, excluding assets classified as held for sale, are located in 24 states with approximately 10.3 million total square feet. The table below details the Company’s investments.

	Number of			Square
(Dollars and Square Feet in thousands)	Investments	Investment		Feet

Owned properties
Master leases
Medical office	19	$127,449	7.8%	886
Physician clinics	21	139,582	8.5%	820
Ambulatory care/surgery	8	62,849	3.8%	165
Specialty outpatient	6	27,700	1.7%	118
Specialty inpatient	13	232,470	14.1%	977
Other	4	25,905	1.6%	347

	71	615,955	37.5%	3,313

Financial support agreements
Medical office	15	164,918	10.1%	1,123

	15	164,918	10.1%	1,123

Multi-tenanted with occupancy leases
Medical office	68	724,488	44.2%	5,358
Physician clinics	12	37,125	2.3%	229
Ambulatory care/surgery	4	38,197	2.3%	283
Other	—	10,045	0.6%	—

	84	809,855	49.4%	5,870

Corporate property	—	13,638	0.8%	—

	—	13,638	0.8%	—

Total owned properties	170	1,604,366	97.8%	10,306

Mortgage notes receivable
Other	2	16,893	1.0%

	2	16,893	1.0%
Unconsolidated LLC investments, net
Medical office	2	13,093	0.8%
Other	1	6,627	0.4%

	3	19,720	1.2%

Total real estate investments	175	$1,640,979	100.0%

Asset Acquisitions
     During the first quarter of 2007, the Company acquired a 75,000 square foot building in Tennessee for a total investment of $7.3 million, including $5.4 million in cash consideration and the assumption of a mortgage note of $1.9 million.
Asset Dispositions
     During the first quarter of 2007, as part of the disposition of its portfolio of senior living assets discussed in Note 2, the Company disposed of 16 properties in which it had a total gross investment of $99.6 million ($73.9 million, net). The Company received $121.6 million in proceeds from the disposition which included the repayment of a mortgage note receivable and a note receivable totaling $11.4 million. As of March 31, 2007, the Company had recognized a net gain of approximately $30.4 million relating to the disposition of the senior living assets.

Impairments
     In accordance with SFAS No. 144, long-lived assets (e.g., properties) must be evaluated for possible impairment whenever facts or circumstances indicate that the carrying value might not be recoverable. During the first quarter of 2007, management identified six real estate properties, other than its senior living assets, that it intends to sell. In accordance with the provisions of SFAS No. 144, management analyzed these properties for potential impairment. Based on the Company’s decision to sell these assets, management concluded that the estimated future cash flows of certain of these properties were not expected to recover the carrying values of such properties. The Company’s aggregate net investment in the properties, before impairment, was approximately $8.3 million. During the first quarter 2007, the Company recorded impairment losses totaling approximately $2.8 million, included in discontinued operations, which lowered the aggregate carrying values of the properties to their estimated fair value less costs to sell of approximately $5.5 million. These impairment charges are included in discontinued operations on the Company’s Condensed Consolidated Statements of Income.
Future Minimum Lease Payments
     Excluding leases related to those properties sold during the first quarter of 2007 or classified as held for sale at March 31, 2007, the Company’s future minimum lease payments to be collected under its non-cancelable operating leases and financial support arrangements as of March 31, 2007 for the years 2007 and after were as follows (in thousands):

2007	$170,698
2008	152,202
2009	120,206
2010	93,884
2011	77,422
2012 and thereafter	239,143

$853,555

Purchase Options Exercised
     In March 2007, an operator gave notice to the Company of its intent to purchase a building it leases from the Company pursuant to a purchase option under its lease agreement with the Company. The Company’s gross investment in the building was approximately $46.3 million ($34.4 million, net) at March 31, 2007. The Company also had a mortgage note payable on the building with a principal balance of $20.3 million at March 31, 2007 that the Company would repay upon sale of the building. The parties have yet to agree on the terms of the transaction and, accordingly, the Company is uncertain as to when the transaction might close, if at all. As such, no reclassification to discontinued operations has been made as of March 31, 2007.
Note 4. Notes and Bonds Payable
     The table below details the Company’s notes and bonds payable as of March 31, 2007 and December 31, 2006. At March 31, 2007, the Company had classified 2 mortgage notes payable totaling $9.0 million as held for sale on the Company’s Condensed Consolidated Balance Sheet. As such, those mortgage notes are not reflected in the March 31, 2007 balances in the table below.

	Principal Balance at
	March 31,	Dec. 31,	Maturity	Contractual	Principal	Interest
(In thousands)	2007	2006	Dates	Interest Rates	Payments	Payments

Unsecured Credit Facility due 2009	$92,000	$190,000	1/09	LIBOR + 0.90%	At maturity	Quarterly
Senior Notes due 2011, including premium	301,029	301,083	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	298,872	298,838	4/14	5.125%	At maturity	Semi-Annual
Mortgage notes payable	52,059	60,061	5/11-10/32	5.49%-8.50%	Monthly	Monthly

	$743,960	$849,982

     At March 31, 2007, the Company was in compliance with the covenant requirements under its various debt instruments.
Unsecured Credit Facility due 2009
     In January 2006, the Company entered into a $400.0 million credit facility (the “Unsecured Credit Facility due 2009”) with a syndicate of 12 banks. The facility may be increased to $650.0 million during the first two years at the Company’s option, subject to it obtaining additional capital commitments from the banks. The credit facility matures in January 2009, but the term may be extended one additional year. Loans outstanding under the Unsecured Credit Facility due 2009 (other than swing line loans and competitive bid advances) will bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate and the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the Company’s unsecured debt ratings. The weighted-average rate on the borrowings outstanding as of March 31, 2007 was 6.22%. Additionally, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. The Credit Facility due 2009 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. The Company had borrowing capacity remaining, under its financial covenants, of $56.6 million under the facility as of March 31, 2007.
Senior Notes due 2011
     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. In 2003, the Company terminated these interest rate swap agreements, received cash equal to the fair value of the terminated swaps of $18.4 million, and then entered into new swap agreements. The swap agreements entered into in 2003 were then terminated in June 2006 and the Company paid cash equal to the fair value of the terminated swaps of $10.1 million. The net premium resulting from the terminations of the interest rate swaps, net of the original discount, is combined with the principal balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets and will be amortized against interest expense over the remaining term of the notes yielding an effective interest rate on the notes of 7.896%.
     The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(In thousands)	2007	2006

Senior Notes due 2011 face value	$300,000	$300,000
Unamortized net premium	1,029	1,083

Senior Notes due 2011 carrying amount	$301,029	$301,083

Senior Notes due 2014
     On March 30, 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding an effective interest rate of 5.19% per annum.

     The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(In thousands)	2007	2006

Senior Notes due 2014 face value	$300,000	$300,000
Unamortized discount	(1,128)	(1,162)

Senior Notes due 2014 carrying amount	$298,872	$298,838

Mortgage Notes Payable
     The following table details the Company’s mortgage notes payable, with related collateral, at March 31, 2007. At March 31, 2007, the Company had classified 2 mortgage notes payable totaling $9.0 million as held for sale on the Company’s Condensed Consolidated Balance Sheet. As such, those mortgage notes are not reflected in the March 31, 2007 balances in the table below.

		(6)				Investment in
		Effective		Number		Collateral at	Contractual Balance at
	Original	Interest	Maturity	of Notes	(8)	March 31,	March 31,	Dec. 31,
(Dollars in millions)	Balance	Rate	Date	Payable	Collateral	2007	2007	2006 (7)

Life Insurance Co. (1)	$23.3	7.765%	7/26	1	MOB	$46.3	$20.3	$20.5
Life Insurance Co. (2)	4.7	7.765%	1/17	1	MOB	11.1	3.2	3.2
Commercial Bank (3)	23.4	7.220%	5/11	5	7 MOBs	53.7	12.0	12.6
Commercial Bank (4)	1.8	5.550%	10/32	1	OTH	7.3	1.8	—
Life Insurance Co. (5)	15.1	5.490%	1/16	1	MOB	32.5	14.8	14.8

				9		$150.9	$52.1	$51.1

(1)	Payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(3)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(6)	The contractual interest rates at March 31, 2007 ranged from 5.49% to 8.50%.

(7)	The contractual balance at December 31, 2006 excludes two mortgage notes payable totaling $9.0 million that were classified as held for sale and discontinued operations on the Company’s Condensed Consolidated Balance Sheet at March 31, 2007.

(8)	MOB-Medical office building; OTH-Other.
Other Long-Term Debt Information
     Future maturities of the Company’s notes and bonds payable as of March 31, 2007, excluding mortgage notes payable classified as held for sale, were as follows (dollars in thousands):

2007	$2,671	0.4%
2008	3,802	0.5%
2009 (1)	96,096	12.9%
2010	4,411	0.6%
2011	302,030	40.6%
2012 and thereafter	334,950	45.0%

	$743,960	100.0%

(1)	Includes $92,000 outstanding on the Unsecured Credit Facility due 2009.
     In its 1998 acquisition of Capstone Capital Corporation (“Capstone”), the Company acquired four interest rate swaps previously entered into by Capstone. In order to set the liabilities assumed by the

Company, the Company, concurrently with the acquisition, acquired offsetting swaps. The remaining liability as of March 31, 2007 and 2006 was approximately $174,000 and $356,000, respectively.
Note 5. Commitments and Contingencies
Construction in Progress
     As of March 31, 2007, the Company had a net investment of approximately $20.4 million in two developments in progress, which have a total remaining funding commitment of approximately $16.2 million. The Company anticipates completion of these developments in the second and third quarters of 2007. In addition, during the first quarter of 2007, the Company began an approximate $26.3 million development project, involving two medical office buildings in Colorado, with an anticipated completion date in the first quarter of 2008. As of March 31, 2007, the Company had a net investment of $1.3 million in the project. The Company also had an investment of $10.6 million in a land parcel in Hawaii on which the Company anticipates it will begin construction of an approximate $74.2 million medical office building in early 2008. The Company had a total remaining funding commitment of approximately $63.6 million and anticipates completion of the building in 2009.
Other Construction Commitments
     Construction continues on a 61,000 square foot, $20.1 million medical office building in the state of Washington. The project is being developed by a joint venture in which the Company holds a 75% non-controlling equity interest. Construction of the building is being funded by mortgage debt of approximately $15.0 million and by partnership capital of approximately $5.1 million, of which the Company will contribute $3.8 million. As of March 31, 2007, the Company had funded approximately $3.3 million of its capital contribution. Completion of the building is expected in the second quarter of 2007.
     The Company also had various remaining first-generation tenant improvement obligations totaling approximately $14.0 million as of March 31, 2007 related to properties that were developed by the Company.
Legal Proceedings
     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October, 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks unspecified compensatory and punitive damages. Following the recent settlement of a number of claims unrelated to the claims against Capstone, the court lifted a lengthy stay on discovery in April 2007 and discovery is now proceeding. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
     In May 2006, Methodist Health System Foundation, Inc. (“the Foundation”) filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support the Company’s ownership and operation of two medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Note 6. Stockholders’ Equity
Earnings per share
     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share” for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2007	2006

Weighted Average Shares
Weighted Average Shares Outstanding	47,822,755	47,784,440
Unvested Restricted Stock Shares	(1,275,603)	(1,292,577)

Weighted Average Shares – Basic	46,547,152	46,491,863

Weighted Average Shares – Basic	46,547,152	46,491,863
Dilutive effect of Restricted Stock Shares	994,487	925,199
Dilutive effect of Employee Stock Purchase Plan	57,097	50,536

Weighted Average Shares – Diluted	47,598,736	47,467,598

Net Income
Income from Continuing Operations	$2,797	$3,324

Discontinued Operations	33,547	9,171

Net income	$36,344	$12,495

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.06	$0.07
Discontinued Operations per common share	0.72	0.20

Net income per common share	$0.78	$0.27

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.06	$0.07
Discontinued Operations per common share	0.70	0.19

Net income per common share	$0.76	$0.26

Common Stock Dividend Declarations
     On January 23, 2007, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.660 per share payable to shareholders of record on February 15, 2007. This dividend was paid on March 2, 2007.

     On March 26, 2007, the Company’s Board of Directors declared a one-time special common stock cash dividend in the amount of $4.75 per share payable to shareholders of record on April 16, 2007. This dividend was paid on May 2, 2007.
Authorization to Repurchase Common Stock
     On July 25, 2006, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock. As of March 31, 2007, the Company had not repurchased any shares.
Note 7. Retirement and Termination Benefits
     During the first quarter of 2007, the Company recorded a $1.5 million charge, included in “General and administrative expenses” in the Company’s Condensed Consolidated Income Statement, and established a $1.5 million severance and payroll tax liability, included in “Accounts payable and accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet, relating to the retirement of the Company’s Chief Operating Officer and elimination of five other officer and employee positions in the Company’s corporate and regional offices. The officer retirement and position eliminations were effective during the first quarter of 2007. During the quarter ended March 31, 2007, the Company made payments related to the liability totaling $0.4 million, leaving a remaining liability at March 31, 2007 of $1.1 million that will be paid through the third quarter of 2008. The following table represents items included in the charge and liability as well as payments made related to the liability during the quarter ended March 31, 2007.

March 31,
(In thousands)	2007

Expense
Severance, payroll taxes and related charges	$1,078
Accelerated vesting of deferred compensation	443

Total Expense	$1,521

Liability
Balance at January 1, 2007	$—
Severance, payroll taxes and related charges	1,513
Payments made during the period	(425)

Balance at March 31, 2007	$1,088

Note 8. Taxable Income
     The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders.
     As a REIT, the Company generally will not be subject to federal income tax on taxable income it distributes currently to its stockholders. Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Financial Statements. If the Company fails to qualify as a REIT for any taxable year, then it will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise tax on its undistributed taxable income.
     Earnings and profits, the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income because of different depreciation recovery periods and methods, and other items.

     The following table reconciles the Company’s consolidated net income to taxable income for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Net income	$36,344	$12,425
Items to Reconcile Net Income to Taxable Income:
Depreciation and amortization	4,064	3,766
Gain or loss on disposition of depreciable assets	11,677	(423)
Straight-line rent	749	(361)
VIE Consolidation	206	427
Receivable allowances	4,142	(4,489)
Stock-based compensation	1,892	1,240
Other	(334)	(2,240)

Taxable income (1)	$58,740	$10,345

(1)	Before REIT dividend paid deduction.
Note 9. Subsequent Events
Common Stock Dividend
     On April 24, 2007, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.660 per share payable on June 1, 2007 to shareholders of record on May 15, 2007.
     On May 2, 2007, the Company paid a one-time special dividend in the amount of $4.75 per share from proceeds from the disposition of the Company’s portfolio of senior living assets.
Purchase Option Exercised
     On April 27, 2007, an operator gave notice to the Company of its intent to purchase a building it leases from the Company pursuant to a purchase option under its lease agreement with the Company. The operator acquired the building on April 30, 2007 for $2.1 million in cash. The Company’s gross investment in the building was approximately $2.2 million ($1.9 million, net) at March 31, 2007.
Disposition of Portfolio of Senior Living Assets
     In connection with the Company’s disposition of its portfolio of senior living assets, on April 25, 2007, the Company entered into a definitive purchase agreement (the “Purchase Agreement”) to dispose of 33 real estate properties and 11 mortgage and note investments in which the Company had a $217.8 million gross investment ($191.4 million, net) at December 31, 2006. On April 26, 2007, pursuant to the Purchase Agreement, the Company completed the disposition of 29 properties and 10 mortgage and note investments for total consideration of $169.0 million, all cash at closing. The Company expects the disposition of the remaining four properties and one note investment will be completed by July 15, 2007. Also, in connection with the disposal of the portfolio of senior living assets, on April 30, 2007, the Company disposed of 4 properties in which the Company had a $44.1 million gross investment ($32.8 million, net) at December 31, 2006, for total consideration of $37.8 million, all cash at closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
     Healthcare Realty Trust Incorporated (the “Company”) operates under the Internal Revenue Code of 1986, as amended, as an indefinite life real estate investment trust (“REIT”). The Company, a self-managed and self-administered REIT, integrates owning, managing and developing income-producing real estate properties and mortgages associated with the delivery of healthcare services throughout the United States. Management believes that by providing a complete spectrum of real estate services, the Company can differentiate its competitive market position, expand its asset base and increase revenues over time.
     Substantially all of the Company’s revenues are derived from rentals on its healthcare real estate properties, from interest earned on mortgage loans, and from revenues from the consolidation of variable interest entities (“VIEs”) related to the operations of six senior living facilities owned by the Company. See Note 1 to the Consolidated Financial Statements regarding these VIEs. The Company typically incurs operating and administrative expenses, including compensation, office rental and other related occupancy costs, as well as various expenses incurred in connection with managing its existing portfolio and acquiring additional properties. The Company also incurs interest expense on its various debt instruments and depreciation and amortization expense on its real estate portfolio.
Executive Overview
     Since its inception, the Company has been selective about the properties it acquires and develops. Management believes that by investing in properties associated with or adjacent to leading healthcare providers and in markets with a robust demand for outpatient healthcare facilities, the Company will enhance its prospects for long-term stability and growth. The Company believes that its portfolio, diversified by facility type, geography, and tenant mix, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice patterns.
     Management continues to see high valuations in the medical office sector based on market transactions. Despite the highly competitive market for these assets, the Company continues to aggressively pursue existing property investments and is focused on improving operations in its existing portfolio of managed, multi-tenanted properties.
     Given the competitive environment for acquisitions of healthcare properties, the Company has increased its efforts on developing outpatient medical facilities, which management believes offer higher returns and long-term growth potential. While the time required to construct and lease some of these developments may take two or three years, management believes that the Company’s ability to identify promising development opportunities, construct quality facilities, and lease them strategically will lead to higher returns over the long-term.
     The Company has five development projects underway – two with Baylor Health Care System in Texas, and one each in Colorado, Washington state, and Hawaii with budgets totaling approximately $157.1 million. The Company expects completion of the Texas and Washington state projects in 2007, the Colorado project (which includes two buildings) in 2008, and the Hawaii project in 2009. Management expects its development pipeline, with selective acquisitions and dispositions in the ordinary course of business, should result in net new investments of approximately $150 — $200 million annually.
     During the first quarter, the Company commenced a plan to dispose of its portfolio of senior living assets. The Company’s portfolio, after the disposition, will consist predominantly of medical office and outpatient-related facilities. These types of facilities typically have higher occupancy and lower turnover rates, tenant diversity with high rent coverage ratios, and are largely private pay which management believes results in a portfolio with lower-risk, higher-growth characteristics. See Notes 2 and 9 to the Condensed Consolidated Financial Statements for more details on this transaction.
Trends and Matters Impacting Operating Results
     Management monitors factors and trends important to the Company and REIT industry in order to gauge the potential impact on the operations of the Company. Discussed below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 are some of the factors and trends that management believes may impact future operations of the Company.
Sale of Senior Living and Certain Other Real Estate Assets
     In February 2007, the Company announced it plans to dispose of its portfolio of senior living assets, consisting of 62 properties and 16 mortgage and other note investments. The Company’s investment in the real estate properties and mortgage notes receivable included in this portfolio was approximately $398.0 million ($326.0 million, net) at December 31, 2006 which produced approximately $50.0 million in revenues, $20.0 million in net income, for the year ended December 31, 2006. The Company expects to receive approximately $401.6 million in cash consideration for the portfolio which will be used to pay a special dividend of $227.2 million, or $4.75 per share, to pay transaction costs of approximately $3.7 million, and to reduce debt by approximately $170.7 million. As of April 30, 2007, the Company had disposed of, in a series of closings, a total of 49 of the 62 properties and 15 of the 16 mortgage and note investments for consideration totaling $336.1 million and anticipates that the remaining properties and note investment will be sold during the second and third quarters of 2007 for estimated aggregate consideration of $65.5 million. See Notes 2, 3 and 9 to the Condensed Consolidated Financial Statements for further details regarding the disposition of the portfolio.
     Also, in the first quarter of 2007, the Company made the decision to sell six other properties. In accordance with SFAS No. 144, the Company recorded impairment charges totaling approximately $2.8 million on the properties which is included in discontinued operations on the Company’s Condensed Consolidated Income Statement as of March 31, 2007. See Note 3 to the Condensed Consolidated Financial Statements for further details.
Funds from Operations
     Funds from Operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” In 2003, the Securities and Exchange Commission issued a statement that impairment charges could not be added back to net income in calculating FFO. As such, the impairments discussed below negatively impacted FFO. Impairment charges will be recognized from time to time and will negatively impact FFO. In the first quarter of 2007, the Company recorded impairment charges totaling $2.8 million, or $0.06 FFO per basic and diluted common share, based on management’s decision to sell certain properties.
     Management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Management uses FFO and FFO per share to compare and evaluate its own operating results from period to period, and to monitor the operating results of the Company’s peers in the REIT industry. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs; because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs; and finally, because research analysts publish their earnings estimates and consensus estimates for healthcare REITs only in terms of fully diluted FFO per share and in terms of net income or earnings per share. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share.
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
     The table below reconciles FFO to net income for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2007	2006

Net income	$36,344	$12,495
Gain on sales of real estate properties, net	(30,389)	(3,264)
Real estate depreciation and amortization	14,371	15,694

Total adjustments	(16,018)	12,430

Funds from Operations — Basic and Diluted	$20,326	$24,925

Funds from Operations per Common Share – Basic	$0.44	$0.54

Funds from Operations per Common Share – Diluted	$0.43	$0.53

Weighted Average Common Shares Outstanding – Basic	46,547,152	46,491,863

Weighted Average Common Shares Outstanding – Diluted	47,598,736	47,467,598

Results of Operations
First Quarter 2007 Compared to First Quarter 2006
     Net income for the quarter ended March 31, 2007 totaled $36.3 million, or $0.78 per basic common share ($0.76 per diluted common share), on total revenues from continuing operations of $53.0 million. This compares with net income of $12.5 million, or $0.27 per basic common share ($0.26 per diluted common share), on total revenues from continuing operations of $51.9 million for the quarter ended March 31, 2006. Included in net income for the three months ended March 31, 2007 is (1) a net gain on the disposal of the senior living properties totaling $30.4 million, or $0.65 per basic common share ($0.64 per diluted common share); (2) impairment charges related to four properties classified as held for sale as of March 31, 2007 totaling $2.8 million, or $0.06 per basic and diluted common share; and (3) charges related to the retirement of one officer and the termination of several other employees totaling $1.5 million, or $0.03 per basic and diluted common share. FFO was $20.3 million, or $0.43 per diluted common share for the three months ended March 31, 2007 compared to $24.9 million, or $0.53 per diluted common share for the same period in 2006. FFO and FFO per diluted common share decreased in 2007 compared to 2006 due mainly to impairment charges totaling $2.8 million and charges related to the retirement of one officer and the termination of several other employees totaling $1.5 million recorded in the first quarter of 2007.

	Three Month Ended
	March 31,		Change
(Dollars in thousands)	2007	2006	$	%

REVENUES
Master lease rent	$15,772	$13,833	$1,939	14.0%
Property operating	31,850	31,792	58	0.2%
Straight-line rent	61	383	(322)	(84.1%)
Mortgage interest	352	1,679	(1,327)	(79.0%)
Other operating	4,997	4,167	830	19.9%

	53,032	51,854	1,178	2.3%

EXPENSES
General and administrative	6,175	4,395	1,780	40.5%
Property operating	18,154	18,028	126	0.7%
Bad debt	5	455	(450)	(98.9%)
Interest	13,515	12,912	603	4.7%
Depreciation	10,971	9,873	1,098	11.1%
Amortization	1,415	2,867	(1,452)	(50.6%)

	50,235	48,530	1,705	3.5%

INCOME FROM CONTINUING OPERATIONS	2,797	3,324	(527)	(15.9%)

DISCONTINUED OPERATIONS
Income from discontinued operations	5,950	5,907	43	0.7%
Impairments	(2,792)	—	(2,792)	—
Gain on sales of real estate properties, net	30,389	3,264	27,125	831.0%

INCOME FROM DISCONTINUED OPERATIONS	33,547	9,171	24,376	265.8%

NET INCOME	$36,344	$12,495	$23,849	190.9%

     Total revenues from continuing operations for the quarter ended March 31, 2007 increased $1.2 million, or 2.3%, compared to the same period in 2006, mainly for the reasons discussed below:
     • Master lease rental income increased $1.9 million, or 14.0%, due mainly to additional revenues of $1.3 million in the first quarter of 2007 resulting from the acquisition of a medical office building and an adjoining orthopaedic hospital during 2006 and the receipt of a lease termination fee of $0.4 million in the first quarter of 2007.
     • Mortgage interest income decreased $1.3 million, or 79.0%, due mainly to the loss of revenues totaling $1.7 million from the repayment of seven mortgages in 2006, offset partially by additional revenues totaling $0.4 million, resulting in the addition of two new mortgages in 2006.
     • Other operating income increased $0.8 million, or 19.9%, due mainly to a property substitution deferral fee totaling $0.6 million received from one operator during the first quarter of 2007.
     Total expenses for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 increased $1.7 million, or 3.5%, mainly for the reasons discussed below:
     • General and administrative expenses increased $1.8 million, or 40.5%, due mainly to charges related to the retirement of one officer and the termination of several other employees totaling $1.5 million recorded in the first quarter of 2007.
     • Interest expense increased $0.6 million, or 4.7%, as compared to the same period in 2006. The increase is mainly due to a $2.0 million increase in interest expense on the unsecured credit facility due to higher interest rates and a higher average outstanding balance on the credit facility in 2007 than in 2006, offset partially by a decrease in interest expense of approximately $0.7 million from the repayment of principal in 2006 on the senior notes due 2006 and a decrease to interest expense due to an increase in capitalized interest of $0.6 million on development projects during 2007.
     • Depreciation expense increased $1.1 million, or 11.1%, due mainly to the acquisition of $72.3 million of depreciable real estate properties since the first quarter of 2006, as well as various building and tenant improvements.
     • Amortization expense decreased $1.5 million, or 50.6%, mainly due to a decrease in total amortization expense related to the lease intangibles which have been fully amortized.
     Income from discontinued operations totaled $33.5 million and $9.2 million, respectively, for the three months ended March 31, 2007 and 2006, which includes the results of operations and gains or impairments related to property disposals during 2007 and 2006, as well as the results of operations related to assets classified as held for sale at March 31, 2007. See Notes 2 and 9 to the Condensed Consolidated Financial Statements for more information about discontinued operations and the assets classified as held for sale at March 31, 2007.
Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property and mortgage note receivables portfolio based on contractual arrangements with its tenants, sponsors or borrowers. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under its unsecured credit facility, or from other private debt or equity offerings. For the quarter ended March 31, 2007, the Company generated $28.5 million in cash from operations and used $26.6 million in total cash from investing and financing activities as detailed in the Company’s Condensed Consolidated Cash Flow Statement.
     The Company had certain contractual obligations as of March 31, 2007 and is also required to pay dividends to its shareholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2007 through 2008 are detailed in the table below.

(In thousands)	2007	2008	Total

Long-term debt obligations, including interest (1)	$45,760	$47,688	$93,448
Common stock dividends declared (2)	227,166	—	227,166
Operating lease commitments (3)	2,323	3,073	5,396
Construction in progress (4)	45,871	44,630	90,501
Tenant improvements (5)	14,040	—	14,040
Note agreements with VIEs (6)	1,485	—	1,485
Pension obligations (7)	—	—	—

	$336,645	$95,391	$432,036

(1)	Includes estimated cash interest due on total debt other than the unsecured credit facility. See Note 4 to the Condensed Consolidated Financial Statements.

(2)	Includes the special dividend of $4.75 per share declared on March 26, 2007 to be paid on May 2, 2007.

(3)	Includes primarily two office leases and ground leases related to various properties for which the Company is currently making payments.

(4)	Includes remaining commitments on the construction of four buildings. The timing of the obligations are based on estimated cash funding projections of each project.

(5)	Includes tenant improvement allowance obligations remaining on seven properties constructed by the Company. The Company has assumed they will all be funded during 2007.

(6)	The Company intends to dispose of the properties related to these note agreements during 2007. Once disposed, the Company will no longer be obligated to fund additional amounts under these notes.

(7)	At March 31, 2007, the Company had three employees and three non-employee directors eligible to retire. If these individuals retired at normal retirement age and received full retirement benefits, the future benefits to be paid were estimated to be approximately $32 million at March 31, 2007.

     As of March 31, 2007, approximately 85.6% of the Company’s outstanding debt balances were due after 2010, with the majority of the debt balances due prior to 2010 relating to the Unsecured Credit Facility due 2009. The Company’s stockholders’ equity at March 31, 2007 totaled approximately $605.0 million, which included a $227.2 million dividend payable accrual for the one-time special dividend, thereby lowering stockholders’ equity, and its debt-to-total capitalization ratio, on a book basis, was approximately 55.4%. For the three months ended March 31, 2007, the Company’s earnings covered fixed charges at a ratio of 1.15 to 1.0. At March 31, 2007, the Company had borrowing capacity remaining, under its financial covenants, of $56.6 million under the Unsecured Credit Facility due 2009 and was in compliance with the covenant requirements under its various debt instruments.
     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.
Shelf Registration
     The Company may from time to time raise additional capital or make investments by issuing, in public or private transactions, equity and debt securities. The availability and terms of any such issuance will depend upon market and other conditions. As of March 31, 2007, the Company can issue an aggregate of approximately $504.1 million of securities remaining under its currently effective shelf registration statements.
Security Deposits and Letters of Credit
     As of March 31, 2007, the Company had approximately $6.0 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Acquisitions and Dispositions in 2007
  Asset Acquisitions
     During the first quarter of 2007, the Company acquired a 75,000 square foot building in Tennessee for a total investment of $7.3 million, including $5.4 million in cash consideration and the assumption of a mortgage note of $1.9 million.
   Asset Dispositions
     During the first quarter of 2007, as part of the disposition of its portfolio of senior living assets, the Company disposed of 16 properties in which it had a total gross investment of $99.6 million ($73.9 million, net). The Company received $121.6 million in proceeds from the disposal which included the repayment of a mortgage note receivable and a note receivable totaling $11.4 million.
   Disposition of the Portfolio of Senior Living Assets
     On February 26, 2007, Healthcare Realty Trust Incorporated (the “Company”) announced its intention to dispose of its portfolio of senior living assets. The Company estimates that it will receive cash of approximately $401.6 million from the disposition which will be used to pay a special dividend of $227.2 million, or $4.75 per share, to pay transaction costs of approximately $3.7 million, and to reduce debt by approximately $170.7 million. As of April 30, 2007, the Company had received $336.1 million in cash from the disposition of 49 of the 62 properties and 15 of the 16 mortgage and note investments included in its portfolio of senior living assets and anticipates that it will receive approximately $65.5 million in additional cash from the disposition of the remaining properties and note investment in the portfolio. The Company anticipates that the remaining properties and note investment will be sold during the second and third quarters of 2007, which will include two of the Company’s consolidated VIEs which have not yet been sold. The special dividend of $227.2 million, or $4.75 per share, was paid from the $336.1 million in proceeds received, with the remainder of the proceeds received totaling $108.9 million and estimated proceeds yet to be received totaling $65.5 million used to repay debt and to pay transaction costs.
   Sale of Other Real Estate Assets
          Based on management’s analysis during the first quarter, the Company made the decision to sell six other property investments in which the Company had an $8.0 million gross investment ($5.5 million, net) at March 31, 2007.
Purchase Options Exercised
          In March 2007, an operator gave notice to the Company of its intent to purchase a building it leases from the Company pursuant to a purchase option under its lease agreement with the Company. The Company’s gross investment in the building was approximately $46.3 million ($34.4 million, net) at March 31, 2007. The Company also had a mortgage note payable on the building with a principal balance of $20.3 million at March 31, 2007 which the Company would repay upon sale of the building. The parties have yet to agree on the terms of the transaction and, accordingly, the Company is uncertain as to when the transaction might close, if at all.
          On April 27, 2007, an operator gave notice to the Company of its intent to purchase a building it leases from the Company pursuant to a purchase option under its lease agreement with the Company. The operator acquired the building on April 30, 2007 for $2.1 million in cash. The Company’s gross investment in the building was approximately $2.2 million ($1.9 million, net) at March 31, 2007.
Construction in Progress
          As of March 31, 2007, the Company had construction projects under various stages of development and pre-development. See Note 5 to the Condensed Consolidated Financial Statements for more information on these developments.
•	Four medical office buildings were under construction. The Company had invested $21.7 million in these developments as of March 31, 2007 and was committed to fund an additional $41.1 million in these projects.

•	One medical office project was in pre-development. The Company had invested $10.6 million in the project, including land and land development, and anticipates investing an additional $63.5 million in the project.

•	Construction also continues on a $20.1 million medical office building. The project is being developed by a joint venture in which the Company holds a 75% equity interest. Construction of the building will be funded by mortgage debt of approximately $15.0 million and by partnership capital of approximately $5.1 million, of which the Company will contribute $3.8 million. As of March 31, 2007, the Company had funded approximately $3.3 million of its capital contribution.

•	Finally, the Company had various remaining first-generation tenant improvement obligations totaling approximately $14.0 million as of March 31, 2007 related to properties that were developed by the Company.
Dividends
          During 2007, the Company’s Board of Directors has declared common stock cash dividends as shown in the table below:

	Per Share	Date of		Date Paid
Dividend	Amount	Declaration	Date of Record	(* Payable)

4th Quarter 2006	$0.66	January 23, 2007	February 15, 2007	March 2, 2007
Special Dividend	$4.75	March 26, 2007	April 16, 2007	May 2, 2007
1st Quarter 2007	$0.66	April 24, 2007	May 15, 2007	* June 1, 2007

     As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations, cash flows, and to make accretive new investments. The special dividend declared on March 26, 2007 was paid with proceeds from the disposition of the senior living assets.
     The dividend declared for the first quarter of 2007 exceeded cash flows from operations. The dividends paid in excess of cash flows from operations was funded by the Company’s Unsecured Credit Facility due 2009.
     Commensurate with the smaller asset base due to the disposal of the portfolio of the senior living assets, the Company expects to reset its dividend, beginning with its dividend related to the second quarter of 2007, to approximately $1.54 per share, per annum, subject to the determination by the Board of Directors.
Liquidity
     Net cash provided by operating activities was $28.5 million and $35.4 million for the three months ended March 31, 2007 and 2006, respectively. Cash flow from operations reflects increased revenues offset by higher costs and expenses, as well as changes in receivables, payables and accruals. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
     The Company is in the process of disposing of its portfolio of senior living assets which will impact the Company’s cash flows from operations for 2007. The Company will use the proceeds from the disposal to fund repayments on its Unsecured Credit Facility due 2009 and the payment of a one-time special dividend. Subsequent to the anticipated disposition, the Company intends to reset its quarterly dividend to an amount commensurate with the smaller asset base resulting from the disposition.
     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2007, paying dividends, and funding debt service, with cash flows from operations, proceeds from the Unsecured Credit Facility due 2009, proceeds of mortgage notes receivable repayments, and proceeds from sales of real estate investments or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Impact of Inflation
     Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that most of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the Company’s risk of the adverse effects of inflation. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of certain leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations, further reducing the Company’s risk of any adverse effects of inflation. Interest payable under the Unsecured Credit Facility due 2009 is calculated at a variable rate; therefore, the amount of interest payable under the unsecured credit facility will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods where interest rate increases outpace inflation, the Company’s operating results should be negatively impacted. Conversely, when increases in inflation outpace increases in interest rates, the Company’s operating results should be positively impacted.

Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Cautionary Language Regarding Forward Looking Statements
     This Quarterly Report on Form 10-Q and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “anticipate” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company’s current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports. For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. Additionally, from time to time, the Company may utilize interest rate swaps to either (i) convert fixed rates to variable rates in order to hedge the exposure related to changes in the fair value of obligations, or to (ii) convert variable rates to fixed rates in order to hedge risks associated with future cash flows.
     At March 31, 2007, approximately $652.0 million, or 87.6%, of the Company’s total debt bore interest at fixed rates. Additionally, the Company’s mortgage and other notes receivable portfolio, totaling $17.4 million, bore interest at fixed rates.
     The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market rates (dollars in thousands).

			Impact on Earnings and Cash Flows
	Outstanding	Calculated		Assuming 10%
	Principal Balance	Annual Interest	Assuming 10%	Decrease in
	as of March 31,	Expense	Increase in Market	Market Interest
	2007	(1)	Interest Rates	Rates

Variable Rate Debt:
Unsecured Credit Facility due 2009 ($400 Million)	$92,000	$5,722	$(489)	$489

		Fair Value
				Assuming 10%
	Carrying Value		Assuming 10%	Decrease in
	at		Increase in Market	Market Interest	December 31,
	March 31, 2007	March 31, 2007	Interest Rates	Rates	2006 (2)

Fixed Rate Debt:
Senior Notes due 2011, including premium	$301,029	$319,342	$314,372	$324,323	$312,777
Senior Notes due 2014, net of discount	298,872	294,103	286,425	302,002	288,434
Mortgage Notes Payable	52,059	54,037	52,592	55,544	61,688

	$651,960	$667,482	$653,389	$681,869	$662,899

Fixed Rate Receivables:
Mortgage Notes Receivable	$16,893	$16,754	$15,855	$17,724	$70,389
Other Notes Receivable	509	501	474	529	9,233

	$17,402	$17,255	$16,329	$18,253	$79,622

(1)	Annual interest expense is calculated using the market rate as of March 31, 2007, or 6.22%, and assumes a constant principal balance.

(2)	Fair values as of December 31, 2006 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

Item 4. Controls and Procedures
     Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management has excluded from its evaluation the effectiveness of the disclosure controls of the variable interest entities (“VIEs”) consolidated by the Company since it does not have the contractual right, authority or ability, in practice, to assess the VIEs’ disclosure controls and does not have the ability to dictate or modify those controls. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.
     Changes in Internal Control over Financial Reporting. Throughout the history of the Company, common stock dividends were declared and paid within the same quarter, and the dividend was recorded when paid. In the first quarter of 2007, the Company declared a one-time special dividend, the payment of which was to occur in a subsequent quarter. As such, the Company initiated a procedure whereby dividends on common stock are recorded as dividends payable when such dividends are declared. The revised procedure will reduce the possibility of an unrecorded dividend payable when a reporting period ends between the dates a dividend is declared and paid.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October, 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks unspecified compensatory and punitive damages. Following the recent settlement of a number of claims unrelated to the claims against Capstone, the court lifted a lengthy stay on discovery in April 2007 and discovery is now proceeding. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
     In May 2006, Methodist Health System Foundation, Inc. (“the Foundation”) filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support the Company’s ownership and operation of two medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results.

Item 6. Exhibits

Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (5)

Exhibit 10.2	Retirement Agreement entered into as of March 1, 2007 by and between the Company and J.D. Carter Steele (filed herewith)

Exhibit 10.3	Agreement of Sale and Purchase dated as of March 7, 2007 between the Company and Emeritus Corporation (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ SCOTT W. HOLMES

Scott W. Holmes
Senior Vice President
and Chief Financial Officer
Date: May 9, 2007

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (5)

Exhibit 10.2	Retirement Agreement entered into as of March 1, 2007 by and between the Company and J.D. Carter Steele (filed herewith)

Exhibit 10.3	Agreement of Sale and Purchase dated as of March 7, 2007 between the Company and Emeritus Corporation (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.