Form 10-Q
period 2007-06-30
HEALTHCARE REALTY TRUST INC
filed 2007-08-09
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of August 1, 2007, 47,915,399 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Real estate properties:
Land	$109,884	$129,658
Buildings, improvements and lease intangibles	1,456,880	1,737,126
Personal property	15,794	22,707
Construction in progress	28,515	38,835

	1,611,073	1,928,326
Less accumulated depreciation	(324,131)	(373,706)

Total real estate properties, net	1,286,942	1,554,620

Cash and cash equivalents	642	1,950

Mortgage notes receivable	16,886	73,856

Assets held for sale and discontinued operations, net	47,145	—

Other assets, net	93,440	106,177

Total assets	$1,445,055	$1,736,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$784,084	$849,982

Accounts payable and accrued liabilities	26,514	32,448

Liabilities held for sale and discontinued operations	7,796	—

Other liabilities	37,160	28,501

Total liabilities	855,554	910,931

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 47,913,458 and 47,805,448 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	479	478

Additional paid-in capital	1,215,277	1,211,234

Accumulated other comprehensive loss	(3,915)	(4,035)

Cumulative net income	685,107	635,120

Cumulative dividends	(1,307,447)	(1,017,125)

Total stockholders’ equity	589,501	825,672

Total liabilities and stockholders’ equity	$1,445,055	$1,736,603

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2006, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended June 30, 2007 and 2006
(Dollars in thousands, except per share data)
(Unaudited)

	2007	2006
REVENUES
Master lease rent	$15,277	$13,878
Property operating	31,690	31,372
Straight-line rent	35	1,360
Mortgage interest	352	1,657
Other operating	4,894	6,396

	52,248	54,663

EXPENSES
General and administrative	5,220	4,365
Property operating	18,365	17,315
Other operating	—	171
Bad debt	77	313
Interest	12,258	12,404
Depreciation	11,248	10,580
Amortization	1,205	2,693

	48,373	47,841

INCOME FROM CONTINUING OPERATIONS	3,875	6,822

DISCONTINUED OPERATIONS
Income from discontinued operations	2,286	4,674
Impairments	—	—
Gain on sales of real estate properties, net	7,482	10

INCOME FROM DISCONTINUED OPERATIONS	9,768	4,684

NET INCOME	$13,643	$11,506

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations per common share	$0.08	$0.15

Discontinued operations per common share	$0.21	$0.10

Net income per common share	$0.29	$0.25

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations per common share	$0.08	$0.14

Discontinued operations per common share	$0.21	$0.10

Net income per common share	$0.29	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	46,603,643	46,531,031

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	47,577,334	47,459,976

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.66	$0.66

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Six Months Ended June 30, 2007 and 2006
(Dollars in thousands, except per share data)
(Unaudited)

	2007	2006
REVENUES
Master lease rent	$30,995	$27,660
Property operating	63,540	63,164
Straight-line rent	96	1,742
Mortgage interest	704	3,336
Other operating	9,891	10,563

	105,226	106,465

EXPENSES
General and administrative	11,395	8,760
Property operating	36,513	35,343
Other operating	—	171
Bad debt	82	768
Interest	25,773	25,316
Depreciation	22,209	20,443
Amortization	2,620	5,560

	98,592	96,361

INCOME FROM CONTINUING OPERATIONS	6,634	10,104

DISCONTINUED OPERATIONS
Income from discontinued operations	8,274	10,622
Impairments	(2,792)	—
Gain on sales of real estate properties, net	37,871	3,275

INCOME FROM DISCONTINUED OPERATIONS	43,353	13,897

NET INCOME	$49,987	$24,001

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations per common share	$0.14	$0.21

Discontinued operations per common share	$0.93	$0.30

Net income per common share	$1.07	$0.51

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations per common share	$0.14	$0.21

Discontinued operations per common share	$0.91	$0.29

Net income per common share	$1.05	$0.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	46,575,554	46,511,581

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	47,587,624	47,464,377

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$6.07	$1.32

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	2007	2006
Operating Activities
Net income	$49,987	$24,001
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,396	31,832
Stock-based compensation	2,666	2,117
Increase in straight-line rent receivable	(95)	(1,165)
Increase in straight-line rent liability	1,095	—
Gain on sales of real estate, net	(37,871)	(3,275)
Impairments	2,792	—
Equity in losses from unconsolidated LLCs	252	74
Provision for bad debt, net of recoveries	82	1,067
Changes in operating assets and liabilities:
Increase in other assets	(2,001)	(1,214)
Decrease in accounts payable and accrued liabilities	(6,818)	(4,947)
Increase in other liabilities	4,906	2,552

Net cash provided by operating activities	42,391	51,042

Investing Activities
Acquisition and development of real estate properties	(37,963)	(80,379)
Funding of mortgages and notes receivable	(4,071)	(20,571)
Investments in unconsolidated LLCs	—	(9,873)
Distributions from unconsolidated LLCs	524	424
Proceeds from sales of real estate	281,699	29,144
Proceeds from mortgages and notes receivable repayments	65,519	40,357

Net cash provided by (used in) investing activities	305,708	(40,898)

Financing Activities
Borrowings on notes and bonds payable	304,839	247,000
Repayments on notes and bonds payable	(365,661)	(185,362)
Dividends paid	(290,322)	(63,092)
Proceeds from issuance of common stock	1,767	293
Interest rate swap termination	—	(10,127)
Common stock redemption	(30)	(481)
Debt issuance costs	—	(1,333)

Net cash used in financing activities	(349,407)	(13,102)

Decrease in cash and cash equivalents	(1,308)	(2,958)
Cash and cash equivalents, beginning of period	1,950	7,037

Cash and cash equivalents, end of period	$642	$4,079

Supplemental Cash Flow Information:
Interest paid (including interest on interest rate swaps)	$27,008	$27,391
Capitalized interest	1,552	676
Capital expenditures accrued	2,130	2,117
Mortgage note payable assumed	1,840	—
Company-financed real estate property sales	—	14,920
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
     Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that integrates owning, developing, financing and managing income-producing real estate properties associated with the delivery of healthcare services throughout the United States. The Company had investments of approximately $1.6 billion in 178 real estate properties and mortgages as of June 30, 2007, excluding assets classified as held for sale and including investments in three unconsolidated joint venture limited liability companies (“LLCs”). The Company’s 173 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 24 states, totaling approximately 10.6 million square feet. In addition, the Company provided property management services to approximately 7.3 million square feet nationwide. See Note 2 for more details on the assets classified as held for sale at June 30, 2007.
Principles of Consolidation
     The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, consolidated variable interest entities (“VIEs”) and certain other affiliated entities with respect to which the Company controls the operating activities and receives substantially all of the economic benefits. Investments in entities that the Company does not consolidate but for which the Company has the ability to exercise significant influence over operating and financial policies are reported under the equity method. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.
     The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2006. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. All significant inter-company accounts and transactions have been eliminated in the Condensed Consolidated Financial Statements.
     This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2006. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2007 due to many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effect of trends as discussed in MD&A.
Unconsolidated Limited Liability Companies
     At June 30, 2007, the Company had investments in three joint venture LLCs which had investments in healthcare-related real estate properties. The Company accounts for two of the investments under the equity method and one of the investments under the cost method. The Company recognized approximately $268,000 and $526,000, respectively, in income for the three and six months ended June 30, 2007 and $259,000 and $380,000, respectively, in income for the three and six months ended June 30, 2006 related to the LLC accounted for under the cost method. The Company’s net investments in the LLCs are included in “Other assets” on the Company’s Condensed Consolidated Balance Sheet and the related income or loss is included in “Other operating income” on the Company’s Condensed Consolidated Income Statement.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Net LLC investments, beginning of period	$19,720	$19,859	$20,079	$10,720
New investments during the period	—	—	—	9,045
Additional investments during the period	—	507	—	828
Equity losses recognized during the period	(155)	(59)	(252)	(74)
Distributions received during the period	(262)	(212)	(524)	(424)

Net LLC investments, end of period	$19,303	$20,095	$19,303	$20,095

Segment Reporting
     The Company is in the business of owning, developing, managing, and financing healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision making. Therefore, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company discloses its operating results in a single segment.
Accumulated Other Comprehensive Loss
     SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss). The Company has included in accumulated other comprehensive loss its cumulative adjustment related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R), (“SFAS No. 158”).”
     Total comprehensive income for the three and six months ended June 30, 2007 and 2006 is detailed in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

Net income	$13,643	$11,506	$49,987	$24,001
Minimum pension liability adjustment	—	—	120	—

Total comprehensive income	$13,643	$11,506	$50,107	$24,001

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
State Income Taxes
     The Company recorded state income tax expense which is included in “General and administrative expenses” on the Company’s Condensed Consolidated Statements of Income and made certain payments for state income taxes during the three and six months ended June 30, 2007 and 2006 as shown in the table below. Further, the State of Texas implemented a new gross margins tax which was effective January 1, 2007 that taxes gross receipts from operations in Texas at 1%, less a 30% deduction for expenses. The payment of the Texas gross margins tax for 2007 is not due until May 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

State income tax expense:
Texas gross margins tax	$98	$—	$195	$—
Other	20	19	40	38

	$118	$19	$235	$38

State income tax payments	$25	$—	$41	$—

Use of Estimates in the Condensed Consolidated Financial Statements
     Preparation of the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Reclassifications
     Certain reclassifications have been made in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 and year ended December 31, 2006 to conform to the June 30, 2007 presentation.
Incentive Plans
     The Company follows the provisions of SFAS No. 123(R), “Share-Based Payment,” for accounting for its stock-based awards. During 2007 and 2006, the Company issued and had outstanding various employee and non-employee stock-based awards. These awards included restricted stock issued to employees pursuant to the 2007 Employees Stock Incentive Plan (the “2007 Incentive Plan”) and its predecessor plans, restricted stock issued to its Board of Directors under the 1995 Restricted Stock Plan for Non-Employee Directors, and options issued to employees pursuant to the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”) and its predecessor plan.
     The 2007 Incentive Plan was approved by the Company’s shareholders at the 2007 Annual Shareholders’ Meeting held in May 2007. The 2007 Incentive Plan permits grants of restricted stock, restricted stock units and performance awards, supersedes its predecessor plan and will remain in effect until terminated by the Company’s Board of Directors. The 2007 Incentive Plan, which is administered by the Compensation Committee of the Company’s Board of Directors, provides that 2,390,272 shares of Common Stock, in the aggregate, will be available for grant.
     A summary of the activity and related information under the 2007 Incentive Plan (and its predecessor plans) and the 1995 Restricted Stock Plan for Non-Employee Directors for the three and six months ended June 30, 2007 and 2006 is included in the table below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Nonvested shares, beginning of period	1,253,376	1,300,335	1,261,613	1,271,548
Granted	45,332	16,000	65,706	46,058
Vested (1)	(1,050)	(36,050)	(27,410)	(36,574)
Forfeited	0	0	(2,251)	(747)

Nonvested shares, end of period	1,297,658	1,280,285	1,297,658	1,280,285

Weighted-average grant date fair value of nonvested shares, beginning of period	$24.88	$24.57	$24.85	$24.37

Weighted-average grant date fair value of shares granted during the period	$32.65	$34.63	$34.99	$33.75

Weighted-average grant date fair value of shares vested during the period	$33.91	$19.90	$34.19	$19.99

Weighted-average grant date fair value of shares forfeited during the period	$0	$0	$39.54	$34.15

Weighted-average grant date fair value of nonvested shares, end of period	$25.14	$24.82	$25.14	$24.82

Grant date fair value of shares granted during the period	$1,480,090	$554,080	$2,298,787	$1,554,060

(1)	The six months ended June 30, 2007 includes the accelerated vesting of 25,875 shares of stock related to the retirement or termination of two officers during the first quarter of 2007. The three and six months ended June 30, 2006 includes the vesting of 25,000 shares of stock related to one officer.
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
     A summary of the Employee Stock Purchase Plan activity and related information for the three and six months ended June 30, 2007 and 2006 is included in the table below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Outstanding, beginning of period	275,875	266,662	171,481	158,026
Granted	0	0	128,928	148,698
Exercised	(2,866)	(1,244)	(7,186)	(10,823)
Forfeited	(10,641)	(14,683)	(30,855)	(45,166)
Expired	(66,911)	(55,150)	(66,911)	(55,150)

Outstanding and exercisable at end of period	195,457	195,585	195,457	195,585

Weighted-average exercise price of options outstanding, beginning of period	$30.60	$29.82	$30.55	$28.28

Weighted-average exercise price of options granted during the period	$0	$0	$33.61	$28.28

Weighted-average exercise price of options exercised during the period	$23.61	$27.07	$26.52	$27.40

Weighted-average exercise price of options forfeited during the period	$23.61	$27.07	$26.86	$29.25

Weighted-average exercise price of options expired during the period	$23.61	$27.07	$23.61	$27.07

Weighted-average exercise price of options outstanding, end of period	$23.61	$27.07	$23.61	$27.07

Weighted-average fair value of options granted during the period (calculated as of the grant date)	$0	$0	$6.67	$6.74

Intrinsic value of options exercised during the period	$11,951	$5,946	$42,075	$90,766

Intrinsic value of options outstanding and exercisable (calculated as of June 30)	$815,056	$934,896	$815,056	$934,896

Range of exercise prices of options outstanding (calculated as of June 30)	$23.61-$33.61	$27.07-$34.60	$23.61-$33.61	$27.07-$34.60

Weighted-average contractual life of outstanding options (calculated as of June 30, in years)	1.32	1.34	1.32	1.34
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
     Net periodic benefit cost recorded related to the Company’s pension plans for the three and six months ended June 30, 2007 and 2006 is detailed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Service costs	$263	$249	$526	$498
Interest costs	208	186	416	372
Amortization of net gain/loss	63	103	129	206

	534	538	1,071	1,076

Other comprehensive income recognized in accumulated other comprehensive loss	0	0	(120)	0

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$534	$538	$951	$1,076

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
Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, management fee income, annual inspection fee income, loan exit fee income and prepayment penalty income, if any, and interest income on notes receivable.
Operating Leases
     As described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company is obligated under operating lease agreements consisting primarily of the corporate office lease and various ground leases related to the Company’s real estate investments where the Company is the lessee.
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
Variable Interest Entities
     In accordance with FASB Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51,” the Company has included in its Condensed Consolidated Financial Statements VIEs in which the Company has concluded that it is the primary beneficiary. The properties related to these VIEs have been or will be sold as part of the Company’s disposal of its senior living assets. As such, the assets and liabilities for those entities that have not yet been sold are classified as held for sale on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2007 and the operations of the Company’s properties and related variable interest entities that have been sold or are classified as held for sale are included in discontinued operations in the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007. The Company’s VIEs are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
New Pronouncements
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value, which should increase the consistency and comparability of fair value measurements and disclosures. This statement applies to other current pronouncements that require or permit fair value measurements but does not itself require any new fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008, but early adoption is allowed. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.
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
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”). FIN No. 48 prescribes how the Company should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN No. 48, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.
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
     The Company classifies interest and penalties related to uncertain tax positions, if any, in the consolidated financial statements as a component of general and administrative expense. No such amounts were recognized in the three or six months ended June 30, 2007 and 2006.
     Tax returns filed for the 2003 through 2006 tax years are currently still subject to examination by taxing authorities.
Note 2. Discontinued Operations
Disposition of the Portfolio of Senior Living Assets
     The Company announced on February 26, 2007 its plan to dispose of its portfolio of senior living assets. The portfolio included 62 real estate properties and 16 mortgage notes and notes receivable, including properties related to all of the Company’s 21 VIEs, six of which were consolidated by the Company. During the first quarter of 2007, 16 real estate properties in which the Company had a $99.6 million gross investment ($73.9 million, net) and two mortgage notes and notes receivable in which the Company had an $11.4 million investment were disposed of for aggregate cash proceeds totaling approximately $121.6 million. During the second quarter of 2007, 35 real estate properties in which the Company had a $197.2 million gross investment ($159.3 million, net) and all remaining mortgage notes and notes receivable in which the Company had a $52.4 million investment were disposed of for aggregate cash proceeds totaling approximately $222.0 million. As of June 30, 2007, the Company had recognized a $37.6 million net gain and deferred a $5.7 million gain related to the disposition of the senior living portfolio. The $5.7 million deferred gain is included in “Other liabilities” on the Company’s Condensed Consolidated Balance Sheet and relates to tenant performance under a lease assigned to a buyer in the disposition. The remaining 11 properties are expected to be disposed of during the remainder of 2007.

Sale of Other Real Estate Assets
     During the first quarter of 2007, the Company decided to sell six other real estate property investments in which the Company had an $8.0 million gross investment ($5.5 million, net), after $2.8 million in impairment charges were recorded during the first quarter of 2007. The impairment charges were recorded to lower the properties’ carrying values to their estimated fair values less costs to sell in accordance with SFAS No. 144. See Note 3 for more details on the impairment charges. The impairment charges are reflected in discontinued operations on the Company’s Condensed Consolidated Statement of Income for the six months ended June 30, 2007 and the assets remain in assets held for sale on the June 30, 2007 Condensed Consolidated Balance Sheet.
Discontinued Operations
     In accordance with SFAS No. 144, the major categories of the assets and related liabilities discussed in the preceding two paragraphs are classified as held for sale on the Company’s Condensed Consolidated Balance Sheet to the extent not sold as of June 30, 2007, and the results of operations are included in discontinued operations for all periods on the Company’s Condensed Consolidated Income Statements as detailed in the following tables.

(Dollars in thousands)	June 30, 2007

Balance Sheet data (as of the period ended):
Land	$5,308
Buildings, improvements and lease intangibles	46,249
Personal property	2,641

54,198

Accumulated depreciation	(11,963)

Assets held for sale, net	42,235

Cash and cash equivalents	1,813
Other assets, net	3,097

Assets included in discontinued operations, net (1)	4,910

Assets held for sale and discontinued operations, net (2)	$47,145

Notes and bonds payable	$5,037

Liabilities held for sale	5,037

Accounts payable and accrued liabilities	2,648
Other liabilities	111

Liabilities included in discontinued operations (3)	2,759

Liabilities held for sale and discontinued operations (4)	$7,796

(1)	Includes cash and patient receivables related to the Company’s consolidated VIEs that the Company will no longer consolidate upon disposition, and tenant receivables due to the Company that will be collected prior to or upon disposition of the properties.

(2)	Includes $41.6 million related to the disposal of the senior living assets and $5.5 million related to the sale of the six other properties.

(3)	Generally relates to liabilities of the consolidated VIEs that the Company will no longer consolidate upon disposition.

(4)	Relates to the senior living assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Statements of Income data (for the period ended):
Revenues (1)
Master lease rent	$2,049	$6,102	$8,205	$13,588
Property operating	—	41	—	192
Straight-line rent	—	4	—	(17)
Mortgage interest	331	1,426	1,841	2,803
Other operating	4,492	4,575	9,276	9,511

	6,872	12,148	19,322	26,077

Expenses (2)
General and administrative	9	2	9	23
Property operating	264	235	497	415
Other operating	4,151	4,362	8,364	8,667
Bad debt expense, net	—	17	—	299
Interest	122	151	272	432
Depreciation	40	2,697	1,906	5,589
Amortization	—	10	—	30

	4,586	7,474	11,048	15,455

Income from Discontinued Operations	2,286	4,674	8,274	10,622
Impairments	—	—	(2,792)	—
Gain on sales of real estate properties, net (3)	7,482	10	37,871	3,275

Income from Discontinued Operations	$9,768	$4,684	$43,353	$13,897

Income from Discontinued Operations per basic common share	$0.21	$0.10	$0.93	$0.30

Income from Discontinued Operations per diluted common share	$0.21	$0.10	$0.91	$0.29

(1)	Total revenues for the three months ended June 30, 2007 and 2006 include $6.8 million and $12.3 million, respectively, related to the disposal of the senior living assets and 2006 also includes ($0.2) million related to other properties sold. Total revenues for the six months ended June 30, 2007 and 2006 include $19.2 million and $24.4 million, respectively, related to the disposal of the senior living assets and $0.1 million and $1.7 million, respectively, related to other properties sold.

(2)	Total expenses for the three months ended June 30, 2007 and 2006 include $4.5 million and $7.3 million, respectively, related to the disposal of the senior living assets and $0.1 million and $0.1 million, respectively, related to the sale of other properties. Total expenses for the six months ended June 30, 2007 and 2006 include $10.8 million and $14.8 million, respectively, related to the disposal of the senior living assets and $0.2 million and $0.7 million, respectively, related to other properties sold.

(3)	The net gain for the three and six months ended June 30, 2007 is related to the disposal of senior living assets during 2007, less certain expenses, of $7.2 million and $37.6 million, respectively, and a net gain of $0.2 million from the sale of one other property during the second quarter of 2007 pursuant to a purchase option exercised by the operator. The net gain in the three and six months ended June 30, 2006 is related to the sale of assets during 2006.
Note 3. Real Estate and Mortgage Notes Receivable Investments
     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The Company had investments of approximately $1.6 billion in 178 real estate properties and mortgage notes receivable as of June 30, 2007, excluding assets classified as held for sale and including investments in three unconsolidated limited liability companies. The Company’s 173 owned real estate properties, excluding assets classified as held for sale, are located in 24 states with approximately 10.6 million total square feet. The table below details the Company’s investments.

	Number of
(Dollars and Square Feet in thousands)	Investments	Investment		Square Feet

Owned properties
Master leases
Medical office	16	$118,805	7.2%	806
Physician clinics	20	137,370	8.3%	803
Ambulatory care/surgery	8	63,075	3.8%	165
Specialty outpatient	6	27,700	1.7%	118
Specialty inpatient	13	232,470	14.1%	977
Other	4	25,942	1.6%	347

	67	605,362	36.7%	3,216

Financial support agreements
Medical office	15	165,244	10.0%	1,123

	15	165,244	10.0%	1,123

Multi-tenanted with occupancy leases
Medical office	75	741,304	45.1%	5,755
Physician clinics	12	37,192	2.3%	243
Ambulatory care/surgery	4	38,202	2.3%	283
Other	—	10,045	0.6%	—

	91	826,743	50.3%	6,281

Corporate property	—	13,724	0.8%	—

	—	13,724	0.8%	—

Total owned properties	173	1,611,073	97.8%	10,620

Mortgage notes receivable
Other	2	16,886	1.0%

	2	16,886	1.0%

Unconsolidated LLC investments, net
Medical office	2	12,676	0.8%
Other	1	6,627	0.4%

	3	19,303	1.2%

Total real estate investments	178	$1,647,262	100.0%

Asset Acquisitions
     During the second quarter of 2007, the Company acquired for $0.9 million the real estate assets of three partnerships, which owned three adjoining medical office buildings in Virginia.
     During the first quarter of 2007, the Company acquired a 75,000 square foot building in Tennessee for a total investment of $7.3 million, including $5.4 million in cash consideration and the assumption of a mortgage note of $1.9 million.
Asset Dispositions
Senior Living Asset disposition
     During the second quarter of 2007, the Company disposed of 35 properties, in which it had a total gross investment of $197.2 million ($159.3 million, net). The Company received $222.0 million in cash proceeds from the disposal which included the repayment of 14 mortgage notes receivable and notes receivable totaling $52.6 million.

     During the first quarter of 2007, the Company disposed of 16 properties in which it had a total gross investment of $99.6 million ($73.9 million, net). The Company received $121.6 million in cash proceeds from the disposition which included the repayment of a mortgage note receivable and a note receivable totaling $11.4 million.
     As of June 30, 2007, the Company had recognized a net gain of approximately $37.6 million relating to the disposition of the senior living assets. The proceeds received to date have been used to pay the special dividend of $4.75 per share and to repay outstanding amounts on the Unsecured Credit Facility due 2009. Cash proceeds from the dispositions to be completed will be used to repay outstanding amounts on the Unsecured Credit Facility due 2009.
Other Dispositions
     During the second quarter of 2007, the Company sold a property in Tennessee in which it had a total gross investment of $2.2 million ($1.9 million, net) pursuant to a purchase option exercised by an operator. The Company received $2.1 million in cash proceeds and recognized a $0.2 million net gain from the sale.
Impairments
     In accordance with SFAS No. 144, long-lived assets (e.g., properties) must be evaluated for possible impairment whenever facts or circumstances indicate that the carrying value might not be fully recoverable. No such impairment charges were recorded during the second quarter of 2007. During the first quarter of 2007, management identified six real estate properties, other than its senior living assets, that it intends to sell. In accordance with the provisions of SFAS No. 144, management analyzed these properties for potential impairment. Based on the Company’s decision to sell these assets, management concluded that the estimated future cash flows of certain of these properties were not expected to recover the carrying values of such properties. The Company’s aggregate net investment in the properties, before impairment, was approximately $8.3 million. During the first quarter of 2007, the Company recorded impairment losses totaling approximately $2.8 million, included in discontinued operations, which lowered the aggregate carrying values of the properties to their estimated fair value less costs to sell of approximately $5.5 million. These impairment charges are included in discontinued operations on the Company’s Condensed Consolidated Statements of Income for the six months ended June 30, 2007.
Future Minimum Lease Payments
     Excluding leases related to those properties sold during 2007 or classified as held for sale at June 30, 2007, the Company’s future minimum lease payments to be collected under its non-cancelable operating leases and financial support arrangements as of June 30, 2007 for the years 2007 and after are as follows (in thousands):

2007	$171,139
2008	154,539
2009	123,986
2010	98,047
2011	81,797
2012 and thereafter	265,933

$895,441

Purchase Options Exercised
     In April 2007, the Company sold a property in Tennessee for $2.1 million pursuant to a purchase option exercised by a tenant. See Asset Dispositions above for further details on the sale.
     In March 2007, an operator gave notice to the Company of its intent to purchase a building from the Company pursuant to a purchase option. The Company’s gross investment in the building was approximately $46.4 million ($34.0 million, net) at June 30, 2007. The Company also had a mortgage note payable on the building with a principal balance of $20.2 million at June 30, 2007 that the Company would repay upon sale of the building. The parties have yet to agree on the terms of the transaction and, accordingly, the Company is uncertain as to when the transaction might close, if at all. As such, no reclassification to discontinued operations has been made as of June 30, 2007.
Note 4. Notes and Bonds Payable
     The table below details the Company’s notes and bonds payable as of June 30, 2007 and December 31, 2006. At June 30, 2007, the Company had classified one mortgage note payable totaling $5.0 million as held for sale on the Company’s Condensed Consolidated Balance Sheet. As such, the note is not reflected in the June 30, 2007 balances in the table below.

	Principal Balance at
	June 30,	Dec. 31,	Maturity	Contractual	Principal	Interest
(In thousands)	2007	2006	Dates	Interest Rates	Payments	Payments

Unsecured Credit Facility due 2009	$133,000	$190,000	1/09	LIBOR + 0.90%	At maturity	Quarterly
Senior Notes due 2011, including premium	300,975	301,083	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	298,906	298,838	4/14	5.125%	At maturity	Semi-Annual
Mortgage notes payable	51,203	60,061	5/11-10/32	5.49%-8.50%	Monthly	Monthly

	$784,084	$849,982

     At June 30, 2007, the Company was in compliance with the covenant requirements under its various debt instruments.
Unsecured Credit Facility due 2009
     In January 2006, the Company entered into a $400.0 million credit facility (the “Unsecured Credit Facility due 2009”) with a syndicate of 12 banks. The facility may be increased to $650.0 million during the first two years at the Company’s option, subject to it obtaining additional capital commitments from the banks. The credit facility matures in January 2009, but the term may be extended one additional year. Loans outstanding under the Unsecured Credit Facility due 2009 (other than swing line loans and competitive bid advances) will bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate and the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the Company’s unsecured debt ratings. The weighted-average rate on the borrowings outstanding as of June 30, 2007 was 6.22%. Additionally, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. The Unsecured Credit Facility due 2009 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. The Company had borrowing capacity remaining, under its financial covenants, of $82.5 million under the facility as of June 30, 2007.
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
     The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(In thousands)	2007	2006

Senior Notes due 2011 face value	$300,000	$300,000
Unamortized net premium	975	1,083

Senior Notes due 2011 carrying amount	$300,975	$301,083

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
     The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(In thousands)	2007	2006

Senior Notes due 2014 face value	$300,000	$300,000
Unamortized discount	(1,094)	(1,162)

Senior Notes due 2014 carrying amount	$298,906	$298,838

Mortgage Notes Payable
     The following table details the Company’s mortgage notes payable, with related collateral, at June 30, 2007. At June 30, 2007, the Company had classified one mortgage note payable totaling $5.0 million as held for sale on the Company’s Condensed Consolidated Balance Sheet. As such, the note is not reflected in the June 30, 2007 balances in the table below.

						Investment in
		Effective		Number		Collateral at	Contractual Balance at
	Original	Interest	Maturity	of Notes	Collateral	June 30,	June 30,	Dec. 31,
(Dollars in millions)	Balance	Rate (6)	Date	Payable	(8)	2007	2007	2006 (7)

Life Insurance Co. (1)	$23.3	7.765%	7/26	1	MOB	$46.4	$20.2	$20.5
Life Insurance Co. (2)	4.7	7.765%	1/17	1	MOB	11.1	3.1	3.2
Commercial Bank (3)	23.4	7.220%	5/11	5	7 MOBs	53.8	11.4	12.6
Commercial Bank (4)	1.8	5.550%	10/32	1	OTH	7.3	1.8	—
Life Insurance Co. (5)	15.1	5.490%	1/16	1	MOB	32.5	14.7	14.8

				9		$151.1	$51.2	$51.1

(1)	Payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(3)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(6)	The contractual interest rates at June 30, 2007 ranged from 5.49% to 8.50%.

(7)	The contractual balance at December 31, 2006 excludes two mortgage notes payable totaling $9.0 million that were classified as held for sale and discontinued operations on the Company’s Condensed Consolidated Balance Sheet subsequent to December 31, 2006.

(8)	MOB-Medical office building; OTH-Other.
Other Long-Term Debt Information
     Future maturities of the Company’s notes and bonds payable as of June 30, 2007, excluding mortgage notes payable classified as held for sale, were as follows (dollars in thousands):

2007	$1,795	0.2%
2008	3,802	0.5%
2009 (1)	137,096	17.5%
2010	4,411	0.6%
2011	302,029	38.5%
2012 and thereafter	334,951	42.7%

	$784,084	100.0%

(1)	Includes $133,000 outstanding on the Unsecured Credit Facility due 2009.
     In its 1998 acquisition of Capstone Capital Corporation (“Capstone”), the Company acquired four interest rate swaps previously entered into by Capstone. In order to set the liabilities assumed by the Company, the Company, concurrently with the acquisition, acquired offsetting swaps. The remaining liability as of June 30, 2007 and 2006 was approximately $127,000 and $311,000, respectively.
Note 5. Commitments and Contingencies
Construction in Progress
     As of June 30, 2007, the Company had seven medical office buildings under development with estimated completion dates ranging from the fourth quarter of 2007 through the fourth quarter of 2009 as shown in the table below (dollars in thousands).

				Estimated Completion Dates
	CIP Balance
Number of	at June 30,	Remaining
Properties	2007	Commitment	Total	4Q 2007	3Q 2008	4Q 2008	2Q 2009	4Q 2009

7	$28,515	$158,802	$187,317	$24,914	$27,172	$31,043	$30,610	$73,578

Other Construction Commitments
     Construction continues on a 61,000 square foot, $20.1 million medical office building in the state of Washington. The project is being developed by a joint venture in which the Company holds a 75% non-controlling equity interest. Construction of the building is being funded by mortgage debt of approximately $15.0 million and by partnership capital of approximately $5.1 million, of which the Company will contribute $3.8 million. As of June 30, 2007, the Company had funded approximately $3.3 million of its capital contribution. Completion of the building is expected in the third quarter of 2007.
     The Company also had various remaining first-generation tenant improvement obligations totaling approximately $14.0 million as of June 30, 2007 related to properties that were developed by the Company.
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
     In May 2006, Methodist Health System Foundation, Inc. (“the Foundation”) filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event. As such, the Company has continued to accrue revenue under its financial support agreements with the Foundation, totaling approximately $3.3 million (net) as of June 30, 2007, which remain unpaid by the Foundation. If the Foundation is relieved of its obligations to pay such amounts to the Company or the Company is unable to collect certain of these amounts from its insurance carriers, the Company’s cash flows and results of operations could be negatively impacted. The Company also has a $1.2 million receivable balance as of June 30, 2007, due from the Company’s insurance company, to partially reimburse the Company for costs incurred related to rebuilding and reopening its medical office buildings which were damaged from Hurricane Katrina. If this receivable is not collected from the Company’s insurance company, the Company’s cash flows and results of operations could be negatively impacted. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

Note 6. Stockholders’ Equity
Earnings per share
     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share” for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Weighted Average Shares
Weighted Average Shares Outstanding	47,870,653	47,807,916	47,846,837	47,796,243
Unvested Restricted Stock Shares	(1,267,010)	(1,276,885)	(1,271,283)	(1,284,662)

Weighted Average Shares — Basic	46,603,643	46,531,031	46,575,554	46,511,581

Weighted Average Shares — Basic	46,603,643	46,531,031	46,575,554	46,511,581
Dilutive effect of Restricted Stock Shares	943,539	894,951	970,680	910,134
Dilutive effect of Employee Stock Purchase Plan	30,152	33,994	41,390	42,662

Weighted Average Shares — Diluted	47,577,334	47,459,976	47,587,624	47,464,377

Net Income
Income from Continuing Operations	$3,875	$6,822	$6,634	$10,104
Discontinued Operations	9,768	4,684	43,353	13,897

Net income	$13,643	$11,506	$49,987	$24,001

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.08	$0.15	$0.14	$0.21
Discontinued Operations per common share	0.21	0.10	0.93	0.30

Net income per common share	$0.29	$0.25	$1.07	$0.51

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.08	$0.14	$0.14	$0.21
Discontinued Operations per common share	0.21	0.10	0.91	0.29

Net income per common share	$0.29	$0.24	$1.05	$0.50

Common Stock Dividend Declarations
     On April 24, 2007, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.660 per share payable to shareholders of record on May 15, 2007. This dividend was paid on June 1, 2007.
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

Authorization to Repurchase Common Stock
     On July 25, 2006, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock. As of June 30, 2007, the Company had not repurchased any shares.
Note 7. Retirement and Termination Benefits
     During the first quarter of 2007, the Company recorded a $1.5 million charge, included in “General and administrative expenses” in the Company’s Condensed Consolidated Income Statement, and established a $1.5 million severance and payroll tax liability, included in “Accounts payable and accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet, relating to the retirement of the Company’s Chief Operating Officer and elimination of five other officer and employee positions in the Company’s corporate and regional offices. The officer retirement and position eliminations were effective during the first quarter of 2007. The liability remaining at June 30, 2007 represents severance payments remaining that will be paid through the third quarter of 2008 in the amount of approximately $135,500 per quarter. The following table represents items included in the charge and liability as well as payments made related to the liability through June 30, 2007.

(In thousands)	Expense	Liability

Severance, payroll taxes and related charges	$1,078	$1,513
Accelerated vesting of deferred compensation	443	—

Total Expense and Liability recorded during 1st of quarter 2007	$1,521	$1,513

Payments:
1st quarter of 2007		(425)
2nd quarter of 2007		(546)

Balance at June 30, 2007		$542

Note 8. Taxable Income
     The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders.
     As a REIT, the Company generally will not be subject to federal income tax on taxable income it distributes currently to its stockholders. Accordingly, no provision for federal income taxes has been made in the accompanying Condensed Consolidated Financial Statements. If the Company fails to qualify as a REIT for any taxable year, then it will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise tax on its undistributed taxable income.
     Earnings and profits, the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income because of different depreciation recovery periods and methods, and other items.

     The following table reconciles the Company’s consolidated net income to taxable income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Net income	$13,643	$11,506	$49,987	$24,001
Items to Reconcile Net Income to Taxable Income:
Depreciation and amortization	872	5,209	4,935	8,975
Gain or loss on disposition of depreciable assets	15,376	5,410	27,054	4,987
Straight-line rent	251	(823)	1,000	(1,184)
VIE Consolidation	188	433	394	860
Receivable allowances	(9,685)	3,160	(5,543)	(1,329)
Stock-based compensation	5,614	1,750	7,549	3,270
Other	(3,506)	4,989	(3,883)	2,399

Taxable income (1)	$22,753	$31,634	$81,493	$41,979

(1)	Before REIT dividend paid deduction.
Note 9. Subsequent Events
Common Stock Dividend
     On July 24, 2007, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.385 per share payable on September 4, 2007 to shareholders of record on August 15, 2007.

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
     Substantially all of the Company’s revenues are derived from rentals on its healthcare real estate properties and from interest earned on mortgage loans. The Company typically incurs operating and administrative expenses, including compensation, office rental and other related occupancy costs, as well as various expenses incurred in connection with managing its existing portfolio, developing properties and acquiring additional properties. The Company also incurs interest expense on its various debt instruments and depreciation and amortization expense on its real estate portfolio.
Executive Overview
     Since its inception, the Company has been selective about the properties it acquires and develops. Management believes that by investing in properties associated with or adjacent to leading healthcare providers and in markets with a strong demand for outpatient healthcare facilities, the Company will enhance its prospects for long-term stability and growth. The Company believes that its portfolio, diversified by facility type, geography, and tenant mix, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice patterns.
     Management continues to see high valuations in the medical office sector based on market transactions. Despite the highly competitive market for these assets, the Company continues to pursue existing property investments and is focused on improving operations in its portfolio of managed, multi-tenanted properties.
     The Company also continues to pursue opportunities to develop outpatient medical facilities. The Company has eight development projects underway with budgets totaling approximately $207.4 million, including a $20.1 million project by a joint venture in which the Company holds a 75% non-controlling equity interest. The Company expects completion of approximately $45.0 million during the remainder of 2007, $58.2 million in 2008, and $104.2 million in 2009. Beyond the projects currently under construction, the Company is in advanced discussions on several other projects that the Company anticipates will have total project budgets of approximately $292.0 million with anticipated completion dates in late 2008 and in 2009.
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
Sale of Senior Living and Certain Other Real Estate Assets
     In February 2007, the Company announced it plans to dispose of its portfolio of senior living assets, consisting of 62 properties and 16 mortgage notes and notes receivable. The Company’s investment in the real estate properties and mortgage notes receivable included in this portfolio was approximately $398.0 million ($326.0 million, net) at December 31, 2006 which produced approximately $50.0 million in revenues and $20.0 million in net income for the year ended December 31, 2006. The Company expects to receive approximately $399.6 million in total consideration for the portfolio. As of June 30, 2007, the Company had disposed of, in a series of closings, a total of 51 properties and all of the mortgage notes and notes receivable for consideration totaling $347.8 million and anticipates that the remaining properties will be disposed of during the remainder of 2007 for estimated aggregate consideration of $51.8 million. Cash proceeds from the dispositions to date have been used to pay a special dividend of $227.2 million, or $4.75 per share, pay transaction costs and to repay debt. Commensurate with the smaller asset base from the disposal of the portfolio of the senior living assets, the Company reset its dividend beginning with the second quarter of 2007 to $1.54 per share, per annum. The cash proceeds from the remaining dispositions will be used to repay debt. See Notes 2, 3 and 9 to the Condensed Consolidated Financial Statements for further details regarding the disposition of the portfolio.
     In the first quarter of 2007, the Company also decided to sell six other properties. See Note 3 to the Condensed Consolidated Financial Statements for further details.
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

     The table below reconciles FFO to net income for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Net income	$13,643	$11,506	$49,987	$24,001
Gain on sales of real estate properties, net	(7,482)	(10)	(37,871)	(3,275)
Real estate depreciation and amortization	12,699	16,052	27,070	31,747

Total adjustments	5,217	16,042	(10,801)	28,472

Funds from Operations — Basic and Diluted	$18,860	$27,548	$39,186	$52,473

Funds from Operations per Common Share — Basic	$0.40	$0.59	$0.84	$1.13

Funds from Operations per Common Share — Diluted	$0.40	$0.58	$0.82	$1.11

Weighted Average Common Shares Outstanding — Basic	46,603,643	46,531,031	46,575,554	46,511,581

Weighted Average Common Shares Outstanding — Diluted	47,577,334	47,459,976	47,587,624	47,464,377

Results of Operations
Second Quarter 2007 Compared to Second Quarter 2006
     Net income for the quarter ended June 30, 2007 totaled $13.6 million, or $0.29 per basic common share ($0.29 per diluted common share), on total revenues from continuing operations of $52.2 million. This compares with net income of $11.5 million, or $0.25 per basic common share ($0.24 per diluted common share), on total revenues from continuing operations of $54.7 million for the quarter ended June 30, 2006. Included in net income for the three months ended June 30, 2007 is a net gain largely related to the disposal of the senior living properties totaling $7.5 million, or $0.16 per basic and diluted common share. FFO was $18.9 million, or $0.40 per diluted common share for the three months ended June 30, 2007 compared to $27.5 million, or $0.58 per diluted common share for the same period in 2006. FFO and FFO per diluted common share decreased in 2007 compared to 2006 due mainly to the reduction in revenues from the disposal of the senior living properties and mortgage notes of approximately $5.2 million, straight-line rent decreased $1.3 million due mainly to adjustments resulting from lease amendments to extend lease terms, prepayment penalties totaling $1.1 million related to the prepayment of two mortgage notes and an increase in general and administrative expenses of $0.9 million due to increases in compensation-related expenses, taxes and shareholder communication expenses.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%

REVENUES
Master lease rent	$15,277	$13,878	$1,399	10.1%
Property operating	31,690	31,372	318	1.0%
Straight-line rent	35	1,360	(1,325)	(97.4%)
Mortgage interest	352	1,657	(1,305)	(78.8%)
Other operating	4,894	6,396	(1,502)	(23.5%)

	52,248	54,663	(2,415)	(4.4%)

EXPENSES
General and administrative	5,220	4,365	855	19.6%
Property operating	18,365	17,315	1,050	6.1%
Other operating	—	171	(171)	(100%)
Bad debt	77	313	(236)	(75.4%)
Interest	12,258	12,404	(146)	(1.2%)
Depreciation	11,248	10,580	668	6.3%
Amortization	1,205	2,693	(1,488)	(55.3%)

	48,373	47,841	532	1.1%

INCOME FROM CONTINUING OPERATIONS	3,875	6,822	(2,947)	(43.2%)

DISCONTINUED OPERATIONS
Income from discontinued operations	2,286	4,674	(2,388)	(51.1%)
Impairments	—	—	—	—
Gain on sales of real estate properties, net	7,482	10	7,472	74,720.0%

INCOME FROM DISCONTINUED OPERATIONS	9,768	4,684	5,084	108.5%

NET INCOME	$13,643	$11,506	$2,137	18.6%

     Total revenues from continuing operations for the quarter ended June 30, 2007 decreased $2.4 million, or 4.4%, compared to the same period in 2006, mainly for the reasons discussed below:
     • Master lease rental income increased $1.4 million, or 10.1%, due mainly to additional revenues of $1.2 million in the second quarter of 2007 resulting from the acquisition of a medical office building and an adjoining orthopaedic hospital during 2006.
     • Straight-line rental income decreased $1.3 million, or 97.4%, due mainly to amendments to current leases which extended the lease terms.
     • Mortgage interest income decreased $1.3 million, or 78.8%, due mainly to the repayment of seven mortgage notes in 2006, resulting in a reduction of interest income of approximately $1.2 million.
     • Other operating income decreased $1.5 million, or 23.5%, due mainly to the receipt of prepayment penalties in 2006 totaling approximately $1.1 million related to the prepayment of two mortgage notes.
     Total expenses for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 increased $0.5 million, or 1.1%, mainly for the reasons discussed below:
     • General and administrative expenses increased $0.9 million, or 19.6%, due mainly to compensation related expenses of $0.3 million, increases in franchise and state taxes of $0.2 million, and increases in shareholder communication expenses of $0.3 million.

     • Property operating expense increased $1.0 million, or 6.1%, as compared to the same period in 2006. The increase is mainly due to straight-line rent expense of $0.3 million on ground leases where the Company is the lessee, repairs and maintenance of $0.1 million, additional expenses from the commencement of operations related to properties previously under development of $0.2 million and expenses related to properties that were previously master leased of $0.2 million.
     • Depreciation expense increased $0.7 million, or 6.3%, due mainly to the acquisition of $73.0 million of depreciable real estate properties since the first quarter of 2006, as well as various building and tenant improvements.
     • Amortization expense decreased $1.5 million, or 55.3%, mainly due to a decrease in total amortization expense related to the lease intangibles which have been fully amortized.
     Income from discontinued operations totaled $9.8 million and $4.7 million, respectively, for the three months ended June 30, 2007 and 2006, which includes the results of operations and gains or impairments related to property disposals during 2007 and 2006, as well as the results of operations related to assets classified as held for sale at June 30, 2007. See Notes 2 and 9 to the Condensed Consolidated Financial Statements for more information about discontinued operations and the assets classified as held for sale at June 30, 2007.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Net income for the six months ended June 30, 2007 totaled $50.0 million, or $1.07 per basic common share ($1.05 per diluted common share), on total revenues from continuing operations of $105.2 million. This compares with net income of $24.0 million, or $0.51 per basic common share ($0.50 per diluted common share), on total revenues from continuing operations of $106.5 million for the six months ended June 30, 2006. Included in net income for the six months ended June 30, 2007 is (1) a net gain largely related to the disposal of the senior living properties totaling $37.9 million, or $0.81 per basic common share ($0.80 per diluted common share); (2) impairment charges related to four other properties classified as held for sale totaling $2.8 million, or $0.06 per basic and diluted common share; and (3) charges related to the retirement of one officer and the termination of several other employees totaling $1.5 million, or $0.03 per basic and diluted common share. FFO was $39.2 million, or $0.82 per diluted common share for the six months ended June 30, 2007 compared to $52.5 million, or $1.11 per diluted common share for the same period in 2006. FFO and FFO per diluted common share decreased in 2007 compared to 2006 due mainly to impairment charges totaling $2.8 million recorded in the first quarter of 2007, expenses totaling $1.5 million related to the retirement and termination of several employees recorded in the first quarter of 2007, the reduction of revenues due to the disposal of the senior living properties and mortgage notes of approximately $4.7 million, and $1.1 million in prepayment penalty fees received in 2006 related to the prepayment of mortgage notes.

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%

REVENUES
Master lease rent	$30,995	$27,660	$3,335	12.1%
Property operating	63,540	63,164	376	0.6%
Straight-line rent	96	1,742	(1,646)	(94.5%)
Mortgage interest	704	3,336	(2,632)	(78.9%)
Other operating	9,891	10,563	(672)	(6.4%)

	105,226	106,465	(1,239)	(1.2%)
EXPENSES
General and administrative	11,395	8,760	2,635	30.1%
Property operating	36,513	35,343	1,170	3.3%
Other operating	—	171	(171)	(100.0%)
Bad debt	82	768	(686)	(89.3%)
Interest	25,773	25,316	457	1.8%
Depreciation	22,209	20,443	1,766	8.6%
Amortization	2,620	5,560	(2,940)	(52.9%)

	98,592	96,361	2,231	2.3%

INCOME FROM CONTINUING OPERATIONS	6,634	10,104	(3,470)	(34.3%)

DISCONTINUED OPERATIONS
Income from discontinued operations	8,274	10,622	(2,348)	(22.1%)
Impairments	(2,792)	—	(2,792)	—
Gain on sales of real estate properties, net	37,871	3,275	34,596	1,056.4%

INCOME FROM DISCONTINUED OPERATIONS	43,353	13,897	29,456	212.0%

NET INCOME	$49,987	$24,001	$25,986	108.3%

     Total revenues from continuing operations for the six months ended June 30, 2007 decreased $1.2 million, or 1.2%, compared to the same period in 2006, mainly for the reasons discussed below:
     • Master lease rental income increased $3.3 million, or 12.1%, due mainly to additional revenues of $2.4 million in the first six months of 2007 resulting from the acquisition of a medical office building and an adjoining orthopaedic hospital during 2006, the receipt of a lease termination fee of $0.4 million in the first quarter of 2007 and annual rent increases of $0.6 million.
     • Straight-line rent income decreased $1.6 million due mainly to amendments to current leases which extended the lease terms.
     • Mortgage interest income decreased $2.6 million, or 78.9%, due mainly to the repayment of seven mortgage notes in 2006, resulting in a reduction of interest income of approximately $2.9 million, offset partially by additional revenues of $0.3 million from the addition of two new mortgages in 2006.
     • Other operating income decreased $0.7 million, or 6.4%, due mainly to prepayment penalties associated with the repayment of two mortgages during 2006 of $1.1 million, partially offset by a property substitution deferral fee totaling $0.6 million received from one operator during the first six months of 2007.

     Total expenses for the six months ended June 30, 2007 compared to the quarter ended June 30, 2006 increased $2.2 million, or 2.3%, mainly for the reasons discussed below:
     • General and administrative expenses increased $2.6 million, or 30.1%, due mainly to charges related to the retirement of two officers and the termination of several other employees totaling $1.5 million recorded in the first quarter of 2007, compensation-related expenses of $0.7 million and increases in franchise and state taxes of $0.2 million.
     • Property operating expenses increased $1.2 million, or 3.3%, due mainly to the recognition of straight-line rent expenses totaling approximately $1.0 million associated with ground leases where the Company is the lessee.
     • Bad debt expense decreased $0.7 million, or 89.3%, due to net increases in the allowance for doubtful accounts on various receivables during the six months ended June 30, 2006.
     • Interest expense increased $0.5 million, or 1.8%, as compared to the same period in 2006. The increase is mainly due to a $2.3 million increase in interest expense on the unsecured credit facility due to higher interest rates and a higher average outstanding balance on the credit facility in 2007 than in 2006, offset partially by a decrease in interest expense of approximately $0.7 million from the repayment of the senior notes due 2006 and a decrease to interest expense resulting from an increase in capitalized interest of $0.9 million on projects under construction during 2007.
     • Depreciation expense increased $1.8 million, or 8.6%, due mainly to the acquisition of $73.0 million of depreciable real estate properties since the first quarter of 2006, as well as various building and tenant improvements.
     • Amortization expense decreased $2.9 million, or 52.9%, mainly due to a decrease in total amortization expense related to the lease intangibles which have been fully amortized.
     Income from discontinued operations totaled $43.4 million and $13.9 million, respectively, for the six months ended June 30, 2007 and 2006, which includes the results of operations and gains or impairments related to property disposals during 2007 and 2006, as well as the results of operations related to assets classified as held for sale at June 30, 2007. See Notes 2 and 9 to the Condensed Consolidated Financial Statements for more information about discontinued operations and the assets classified as held for sale at June 30, 2007.
Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property and mortgage note receivables portfolio based on contractual arrangements with its tenants, sponsors or borrowers. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under its unsecured credit facility, or from other private debt or equity offerings. For the six months ended June 30, 2007, the Company generated $42.4 million in cash from operations and used $43.7 million in total cash from investing and financing activities as detailed in the Company’s Condensed Consolidated Cash Flow Statement.
     The Company had certain contractual obligations as of June 30, 2007 and is also required to pay dividends to its shareholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2007 through 2008 are detailed in the table below.

(In thousands)	2007	2008	Total

Long-term debt obligations, including interest (1)	$23,484	$46,888	$70,372
Operating lease commitments (2)	1,616	3,302	4,918
Construction in progress (3)	30,024	74,772	104,796
Tenant improvements (4)	14,044	—	14,044
Deferred gain (5)	—	—	—
Pension obligations (6)	—	—	—

	$69,168	$124,962	$194,130

(1)	Includes estimated cash interest due on total debt other than the unsecured credit facility. See Note 4 to the Condensed Consolidated Financial Statements.

(2)	Includes primarily two office leases and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes remaining commitments on the construction of seven buildings. The timing of the obligations is based on estimated cash funding projections of each project.

(4)	Includes tenant improvement allowance obligations remaining on seven properties constructed by the Company. The Company has assumed they will all be funded during 2007.

(5)	As part of the sale of the senior living portfolio, the Company recorded a $5.7 million deferred gain related to one tenant under a lease assigned to one buyer. The amounts the Company will pay, if any, will be based upon the tenant’s performance under its lease through July 31, 2011. Payments made by the Company to the buyer will reduce the deferred gain recorded by the Company.

(6)	The Company has three employees and three non-employee directors eligible to retire. If these individuals retired at normal retirement age and received full retirement benefits, the future benefits to be paid are estimated to be approximately $32 million
     As of June 30, 2007, approximately 81.2% of the Company’s outstanding debt balances were due after 2010, with the majority of the debt balances due prior to 2010 relating to the Unsecured Credit Facility due 2009. The Company’s stockholders’ equity at June 30, 2007 totaled approximately $589.5 million, and its debt-to-total capitalization ratio, on a book basis, was approximately 57.1%. For the six months ended June 30, 2007, the Company’s earnings covered fixed charges at a ratio of 1.30 to 1.0. At June 30, 2007, the Company had borrowing capacity remaining, under its financial covenants, of $82.5 million under the Unsecured Credit Facility due 2009 and was in compliance with the covenant requirements under its various debt instruments.
     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.
Shelf Registration
     The Company may from time to time raise additional capital or make investments by issuing, in public or private transactions, equity and debt securities. The availability and terms of any such issuance will depend upon market and other conditions. As of June 30, 2007, the Company can issue an aggregate of approximately $504.1 million of securities remaining under its currently effective shelf registration statements.
Security Deposits and Letters of Credit
     As of June 30, 2007, the Company had approximately $4.6 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Acquisitions and Dispositions in 2007
Asset Acquisitions
     During the second quarter of 2007, the Company acquired for $0.9 million the real estate assets of three partnerships, which owned three adjoining medical office buildings in Virginia.

     During the first quarter of 2007, the Company acquired a 75,000 square foot building in Tennessee for a total investment of $7.3 million, including $5.4 million in cash consideration and the assumption of a mortgage note of $1.9 million.
Asset Dispositions
Senior Living Asset disposition
     During the second quarter of 2007, the Company disposed of 35 properties, in which it had a total gross investment of $197.2 million ($159.3 million, net). The Company received $222.0 million in cash proceeds from the disposal which included the repayment of 14 mortgage notes receivable and notes receivable totaling $52.6 million.
     During the first quarter of 2007, the Company disposed of 16 properties in which it had a total gross investment of $99.6 million ($73.9 million, net). The Company received $121.6 million in cash proceeds from the disposition which included the repayment of a mortgage note receivable and a note receivable totaling $11.4 million.
     As of June 30, 2007, the Company had recognized a net gain of approximately $37.6 million relating to the disposition of the senior living assets. The proceeds received to date have been used to pay the special dividend of $4.75 per share and to repay outstanding amounts on the Unsecured Credit Facility due 2009. Cash proceeds from the dispositions remaining to be completed will be used to repay outstanding amounts on the Unsecured Credit Facility due 2009.
Other Dispositions
     During the second quarter of 2007, the Company sold a property in Tennessee in which it had a total gross investment of $2.2 million ($1.9 million, net) pursuant to a purchase option exercised by an operator. The Company received $2.1 million in cash proceeds and recognized a $0.2 million net gain from the sale.
     The Company made the decision to sell six other property investments in which the Company had an $8.0 million gross investment ($5.5 million, net) at June 30, 2007. These six properties have not been sold and remain in held for sale at June 30, 2007.
Purchase Options Exercised
     In April 2007, pursuant to a purchase option exercised by an operator, the Company sold a property in Tennessee for $2.1 million in cash. The Company’s gross investment in the building was approximately $2.2 million ($1.9 million, net).
     In March 2007, an operator gave notice to the Company of its intent to purchase a building from the Company pursuant to a purchase option. The Company’s gross investment in the building was approximately $46.4 million ($34.0 million, net) at June 30, 2007. The Company also had a mortgage note payable on the building with a principal balance of $20.2 million at June 30, 2007 that the Company would repay upon sale of the building. The parties have yet to agree on the terms of the transaction and, accordingly, the Company is uncertain as to when the transaction might close, if at all.
Construction in Progress
     As of June 30, 2007, the Company had seven medical office buildings under development with estimated completion dates ranging from the fourth quarter of 2007 through the fourth quarter of 2009 as shown in the table below (dollars in thousands).

	CIP Balance			Estimated Completion Dates
Number of	at June 30,	Remaining
Properties	2007	Commitment	Total	4Q 2007	3Q 2008	4Q 2008	2Q 2009	4Q 2009

7	$28,515	$158,802	$187,317	$24,914	$27,172	$31,043	$30,610	$73,578
Other Construction Commitments
     Construction continues on a 61,000 square foot, $20.1 million medical office building in the state of Washington. The project is being developed by a joint venture in which the Company holds a 75% non-controlling equity interest. Construction of the building is being funded by mortgage debt of approximately $15.0 million and by partnership capital of approximately $5.1 million, of which the Company will contribute $3.8 million. As of June 30, 2007, the Company had funded approximately $3.3 million of its capital contribution. Completion of the building is expected in the third quarter of 2007.
     The Company also had various remaining first-generation tenant improvement obligations totaling approximately $14.0 million as of June 30, 2007 related to properties that were developed by the Company.
Dividends
     During 2007, the Company’s Board of Directors has declared common stock cash dividends as shown in the table below:

	Per Share	Date of		Date Paid
Dividend	Amount	Declaration	Date of Record	(* Payable)

4th Quarter 2006	$0.660	January 23, 2007	February 15, 2007	March 2, 2007
Special Dividend	$4.750	March 26, 2007	April 16, 2007	May 2, 2007
1st Quarter 2007	$0.660	April 24, 2007	May 15, 2007	June 1, 2007
2nd Quarter 2007	$0.385	July 24, 2007	August 15, 2007	* September 4, 2007
     As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations, cash flows, and to make accretive new investments. The special dividend of $4.75 per share declared on March 26, 2007 was paid with proceeds from the disposition of the senior living assets.
     Cash dividends paid by the Company during 2007, excluding the special dividend which was paid with proceeds from the sale of assets, have exceeded its cash flows from operations. The dividends paid in excess of cash flows from operations were funded by the Company’s Unsecured Credit Facility due 2009. Commensurate with the smaller asset base from the disposal of the portfolio of the senior living assets, the Company reset its dividend for the second quarter of 2007 to $1.54 per share, per annum.
Liquidity
     Net cash provided by operating activities was $42.4 million and $51.0 million for the six months ended June 30, 2007 and 2006, respectively. Cash flow from operations for 2007 reflects a reduction in revenues from the disposition of the senior living portfolio as well as fluctuations in receivables, payables and accruals. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
     The Company is in the process of disposing of its portfolio of senior living assets which has and will continue to impact the Company’s cash flows from operations for 2007. The Company has used the proceeds received from the disposal to fund repayments on its Unsecured Credit Facility due 2009 and the payment of a one-time special dividend. The proceeds from the remaining disposals will be used to fund repayments on the Unsecured Credit Facility due 2009. Beginning with the second quarter of 2007, the Company reset its dividend to an amount commensurate with the smaller asset base resulting from the disposition.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. Additionally, from time to time, the Company may utilize interest rate swaps to either (i) convert fixed rates to variable rates in order to hedge the exposure related to changes in the fair value of obligations, or (ii) convert variable rates to fixed rates in order to hedge risks associated with future cash flows.
     At June 30, 2007, approximately $651.1 million, or 83.0%, of the Company’s total debt bore interest at fixed rates. Additionally, the Company’s mortgage and other notes receivable portfolio, totaling $17.4 million, bore interest at fixed rates.
     The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market rates (dollars in thousands).

			Impact on Earnings and Cash Flows
	Outstanding	Calculated
	Principal Balance	Annual Interest	Assuming 10%	Assuming 10%
	as of	Expense	Increase in Market	Decrease in Market
	June 30, 2007	(1)	Interest Rates	Interest Rates

Variable Rate Debt:
Unsecured Credit Facility due 2009 ($400 Million)	$133,000	$8,273	$(708)	$708

		Fair Value
	Carrying Value		Assuming 10%	Assuming 10%
	at		Increase in Market	Decrease in Market	December 31,
	June 30, 2007	June 30, 2007	Interest Rates	Interest Rates	2006 (2)

Fixed Rate Debt:
Senior Notes due 2011, including premium	$300,975	$308,527	$303,481	$313,687	$312,777
Senior Notes due 2014, net of discount	298,906	283,615	275,684	291,906	288,434
Mortgage Notes Payable	51,203	52,191	50,636	53,639	61,688

	$651,084	$644,333	$629,801	$659,232	$662,899

Fixed Rate Receivables:
Mortgage Notes Receivable	$16,886	$16,748	$15,859	$17,705	$70,389
Other Notes Receivable	513	504	478	532	9,233

	$17,399	$17,252	$16,337	$18,237	$79,622

(1)	Annual interest expense is calculated using the market rate as of June 30, 2007, or 6.22%, and assumes a constant principal balance.

(2)	Fair values as of December 31, 2006 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

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
     In May 2006, Methodist Health System Foundation, Inc. (“the Foundation”) filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event. As such, the Company has continued to accrue revenue under its financial support agreements with the Foundation, totaling approximately $3.3 million (net) as of June 30, 2007, which remain unpaid by the Foundation. If the Foundation is relieved of its obligations to pay such amounts to the Company or the Company is unable to collect certain of these amounts from its insurance carriers, the Company’s cash flows and results of operations could be negatively impacted. The Company also has a $1.2 million receivable balance as of June 30, 2007, due from the Company’s insurance company, to partially reimburse the Company for costs incurred related to rebuilding and reopening its medical office buildings which were damaged from Hurricane Katrina. If this receivable is not collected from the Company’s insurance company, the Company’s cash flows and results of operations could be negatively impacted. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks as described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 15, 2007, the Company granted a total of 29,332 shares of restricted stock to its executive officers. The grants were made pursuant to the 2007 Incentive Plan and were valued at $32.65 per share, which was the closing price of the Company’s common stock on that day. All of the shares are subject to an eight-year vesting period, during which they are subject to restrictions on transfer and forfeiture conditions. The grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of shareholders was held on May 15, 2007, and its shareholders voted on the following matters.
     (a) Marliese E. Mooney, Edwin B. Morris III and John Knox Singleton were elected to serve as Directors. The vote was as follows:

				Votes Cast
	Director	Term	Votes Cast	Against or
	Class	Expires	in Favor	Withheld	Non Votes
Marliese E. Mooney	2	2010	42,121,257	612,517	5,086,443
Edwin B. Morris III	2	2010	42,117,326	616,448	5,086,443
John Knox Singleton	2	2010	42,122,955	610,819	5,086,443
     The following Class 1 and Class 3 Directors continued in office following the meeting:

Term Expires
David R. Emery	2008
Batey M. Gresham	2008
Dan S. Wilford	2008
Charles Raymond Fernandez, M.D.	2009
Errol L. Biggs, Ph. D.	2009
Bruce D. Sullivan	2009
(b) The shareholders voted for the approval of the Healthcare Realty Trust Incorporated 2007 Employees Stock Incentive Plan. An affirmative vote of a majority of the votes cast was required for approval of this plan, provided that the number of votes cast represented at least 50% of the shares entitled to vote. The vote was as follows:

Votes Cast in	Votes Cast	Abstentions/Non
Favor	Against	Votes
23,013,033	8,280,237	16,526,947
(c) The shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ended December 31, 2007, by the following vote:

Votes Cast in	Votes Cast	Abstentions/Non
Favor	Against	Votes
42,461,579	147,959	5,210,679

Item 6. Exhibits

Exhibit 2.1	Agreement of Sale and Purchase dated as of April 25, 2007 between the Company and Nationwide Health Properties, Inc. (filed herewith)

Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (5)

Exhibit 10.2	Healthcare Realty Trust Incorporated 2007 Employees Stock Incentive Plan (6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed May 21, 2007 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Senior Vice President and Chief Financial Officer

Date: August 9, 2007

Exhibit Index

Exhibit	Description
Exhibit 2.1	Agreement of Sale and Purchase dated as of April 25, 2007 between the Company and Nationwide Health Properties, Inc. (filed herewith)

Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (5)

Exhibit 10.2	Healthcare Realty Trust Incorporated 2007 Employees Stock Incentive Plan (6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed May 21, 2007 and hereby incorporated by reference.