Form 10-Q
period 2007-09-30
HEALTHCARE REALTY TRUST INC
filed 2007-11-05
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of November 1, 2007, 50,683,352 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS

Real estate properties:
Land	$101,556	$129,658
Buildings, improvements and lease intangibles	1,462,963	1,737,126
Personal property	15,837	22,707
Construction in progress	77,925	38,835

	1,658,281	1,928,326
Less accumulated depreciation	(330,223)	(373,706)

Total real estate properties, net	1,328,058	1,554,620

Cash and cash equivalents	16,120	1,950

Mortgage notes receivable	16,880	73,856

Assets held for sale and discontinued operations, net	48,015	—

Other assets, net	91,709	106,177

Total assets	$1,500,782	$1,736,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$780,194	$849,982

Accounts payable and accrued liabilities	31,373	32,448

Liabilities held for sale and discontinued operations	7,622	—

Other liabilities	35,447	28,501

Total liabilities	854,636	910,931

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 50,681,976 and 47,805,448 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	507	478

Additional paid-in capital	1,284,865	1,211,234

Accumulated other comprehensive loss	(3,915)	(4,035)

Cumulative net income	690,594	635,120

Cumulative dividends	(1,325,905)	(1,017,125)

Total stockholders’ equity	646,146	825,672

Total liabilities and stockholders’ equity	$1,500,782	$1,736,603

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2006, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended September 30, 2007 and 2006
(Dollars in thousands, except per share data)
(Unaudited)

	2007	2006
REVENUES
Master lease rent	$15,298	$15,137
Property operating	32,356	30,934
Straight-line rent	639	541
Mortgage interest	353	1,402
Other operating	4,853	6,274

	53,499	54,288

EXPENSES
General and administrative	4,335	4,234
Property operating	19,271	17,040
Impairments	—	2,311
Bad debt	53	184
Interest	12,611	13,886
Depreciation	11,400	10,273
Amortization	1,007	2,464

	48,677	50,392

INCOME FROM CONTINUING OPERATIONS	4,822	3,896

DISCONTINUED OPERATIONS
Income from discontinued operations	1,134	5,740
Impairments	(4,057)	(1,573)
Gain on sales of real estate properties, net	3,587	—

INCOME FROM DISCONTINUED OPERATIONS	664	4,167

NET INCOME	$5,486	$8,063

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations per common share	$0.10	$0.08

Discontinued operations per common share	$0.02	$0.09

Net income per common share	$0.12	$0.17

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations per common share	$0.10	$0.08

Discontinued operations per common share	$0.02	$0.09

Net income per common share	$0.12	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	46,683,619	46,545,285

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	47,601,330	47,491,385

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.385	$0.660

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2006, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands, except per share data)
(Unaudited)

	2007	2006
REVENUES
Master lease rent	$46,293	$42,796
Property operating	95,488	92,750
Straight-line rent	734	2,319
Mortgage interest	1,057	4,738
Other operating	14,743	16,837

	158,315	159,440

EXPENSES
General and administrative	15,730	12,994
Property operating	55,106	51,633
Other operating	—	171
Impairments	—	2,311
Bad debt	136	856
Interest	38,383	39,203
Depreciation	33,243	30,351
Amortization	3,626	8,024

	146,224	145,543

INCOME FROM CONTINUING OPERATIONS	12,091	13,897

DISCONTINUED OPERATIONS
Income from discontinued operations	8,773	16,465
Impairments	(6,849)	(1,573)
Gain on sales of real estate properties, net	41,459	3,275

INCOME FROM DISCONTINUED OPERATIONS	43,383	18,167

NET INCOME	$55,474	$32,064

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations per common share	$0.26	$0.30

Discontinued operations per common share	$0.93	$0.39

Net income per common share	$1.19	$0.69

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations per common share	$0.25	$0.29

Discontinued operations per common share	$0.92	$0.39

Net income per common share	$1.17	$0.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	46,680,455	46,522,939

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	47,596,154	47,473,738

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$6.455	$1.980

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2006, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	2007	2006
Operating Activities
Net income	$55,474	$32,064
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,292	47,842
Stock-based compensation	3,681	3,059
Increase in straight-line rent receivable	(735)	(1,643)
Increase in straight-line rent liability	1,269	—
Gain on sales of real estate, net	(41,459)	(3,275)
Impairments	6,849	3,884
Equity in losses from unconsolidated LLCs	59	160
Provision for bad debt, net of recoveries	115	1,251
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(1,399)	1,398
Increase (decrease) in accounts payable and accrued liabilities	(3,287)	6,846
Increase in other liabilities	3,094	135

Net cash provided by operating activities	63,953	91,721

Investing Activities
Acquisition and development of real estate properties	(106,808)	(107,542)
Funding of mortgages and notes receivable	(4,020)	(21,479)
Investments in unconsolidated LLCs	—	(10,314)
Distributions from unconsolidated LLCs	1,127	726
Proceeds from sales of real estate	297,341	33,020
Proceeds from mortgages and notes receivable repayments	65,545	68,980

Net cash provided by (used in) investing activities	253,185	(36,609)

Financing Activities
Borrowings on notes and bonds payable	403,840	310,000
Repayments on notes and bonds payable	(468,556)	(262,196)
Dividends paid	(308,780)	(94,656)
Proceeds from issuance of common stock	70,558	391
Interest rate swap termination	—	(10,127)
Common stock redemption	(30)	(481)
Debt issuance costs	—	(1,333)

Net cash used in financing activities	(302,968)	(58,402)

Increase (decrease) in cash and cash equivalents	14,170	(3,290)
Cash and cash equivalents, beginning of period	1,950	7,037

Cash and cash equivalents, end of period	$16,120	$3,747

Supplemental Cash Flow Information:
Interest paid (including interest on interest rate swaps)	$38,002	$31,390
Capitalized interest	2,667	914
Capital expenditures accrued	3,134	3,600
Mortgage note payable assumed	1,840	—
Company-financed real estate property sales	—	14,920
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in our Annual Report on Form
10-K for the year ended December 31, 2006, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
     Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that integrates owning, developing, financing and managing income-producing real estate properties associated with the delivery of healthcare services throughout the United States. The Company had investments of approximately $1.7 billion in 177 real estate properties and mortgages as of September 30, 2007, excluding assets classified as held for sale and including investments in three unconsolidated joint venture limited liability companies (“LLCs”). The Company’s 172 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 24 states, totaling approximately 10.6 million square feet. In addition, the Company provided property management services to approximately 7.1 million square feet nationwide. See Note 2 for more details on the assets classified as held for sale at September 30, 2007.
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
Unconsolidated Limited Liability Companies
     At September 30, 2007, the Company had investments in three joint venture LLCs which had investments in healthcare-related real estate properties. The Company accounts for two of the investments under the equity method and one of the investments under the cost method. The Company recognized approximately $268,000 and $794,000, respectively, in income for the three and nine months ended September 30, 2007 and $259,000 and $638,000, respectively, in income for the three and nine months ended September 30, 2006 related to the LLC accounted for under the cost method. The Company’s net investments in the LLCs are included in “Other assets” on the Company’s Condensed Consolidated Balance Sheet, and the related income or loss is included in “Other operating income” on the Company’s Condensed Consolidated Income Statement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Net LLC investments, beginning of period	$19,303	$20,095	$20,079	$10,720
New investments during the period	—	—	—	9,045
Additional investments during the period	—	441	—	1,269
Equity income (loss) recognized during the period	193	(86)	(59)	(160)
Distributions received during the period	(603)	(302)	(1,127)	(726)

Net LLC investments, end of period	$18,893	$20,148	$18,893	$20,148

Segment Reporting
     The Company is in the business of owning, developing, managing, and financing healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses its operating results in a single segment.
Accumulated Other Comprehensive Loss
     SFAS No. 130, “Reporting Comprehensive Income,” requires that foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities, as well as other items, be included in comprehensive income (loss). The Company has included in accumulated other comprehensive loss its cumulative adjustment related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R), (“SFAS No. 158”).”
     Total comprehensive income for the three and nine months ended September 30, 2007 and 2006 is detailed in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Net income	$5,486	$8,063	$55,474	$32,064
Minimum pension liability adjustment	—	—	120	—

Total comprehensive income	$5,486	$8,063	$55,594	$32,064

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
State Income Taxes
     The Company recorded state income tax expense which is included in “General and administrative expenses” on the Company’s Condensed Consolidated Statements of Income and made certain payments for state income taxes during the three and nine months ended September 30, 2007 and 2006 as shown in the table below. Further, the State of Texas implemented a new gross margins tax which became effective January 1, 2007 that taxes gross receipts from operations in Texas at 1%, less a 30% deduction for expenses. Payment of the Texas gross margins tax for 2007 is not due until May 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

State income tax expense:
Texas gross margins tax	$98	$—	$293	$—
Other	20	40	60	78

	$118	$40	$353	$78

State income tax payments	$66	$19	$107	$20

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
Reclassifications
     Certain reclassifications have been made in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 and year ended December 31, 2006 to conform to the September 30, 2007 presentation.
Incentive Plans
     The Company follows the provisions of SFAS No. 123(R), “Share-Based Payment,” for accounting for its stock-based awards. During 2007 and 2006, the Company issued and had outstanding various employee and non-employee stock-based awards. These awards included restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plans.
     A summary of the activity under the incentive plans is included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Nonvested shares, beginning of period	1,297,658	1,280,285	1,261,613	1,271,548
Granted	—	—	65,706	46,058
Vested (1)	(9,033)	—	(36,443)	(36,574)
Forfeited	(1,230)	—	(3,481)	(747)

Nonvested shares, end of period	1,287,395	1,280,285	1,287,395	1,280,285

(1)	The nine months ended September 30, 2007 includes the accelerated vesting of 25,875 shares of stock related to the retirement or termination of two officers during the first quarter of 2007. The nine months ended September 30, 2006 includes the vesting of 25,000 shares of stock related to one officer.

     Under the Company’s employee stock purchase plan, in January of each year each eligible employee is able to purchase up to $25,000 of Common Stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the employee stock purchase plan expire if not exercised 27 months after each such option’s date of grant.
       A summary of the employee stock purchase plan activity for the three and nine months ended September 30, 2007 and 2006 is included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Outstanding, beginning of period	195,457	195,585	171,481	158,026
Granted	—	—	128,928	148,698
Exercised	(1,324)	(3,684)	(8,510)	(14,507)
Forfeited	(10,446)	(7,537)	(41,301)	(52,703)
Expired	—	—	(66,911)	(55,150)

Outstanding and exercisable, end of period	183,687	184,364	183,687	184,364

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
     Net periodic benefit cost recorded related to the Company’s pension plans for the three and nine months ended September 30, 2007 and 2006 is detailed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Service costs	$274	$249	$799	$746
Interest costs	217	186	633	557
Amortization of net gain/loss	45	103	175	310

	536	538	1,607	1,613
Other comprehensive income recognized in accumulated other comprehensive loss	—	—	(120)	—

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$536	$538	$1,487	$1,613

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
     The Company derives most of its revenues from its real estate property and mortgage notes receivable portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsors or borrowers. These contractual arrangements fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in “Master lease rent,” “Property operating income,” or “Mortgage interest income” on the Company’s Condensed Consolidated Statements of Income, based on the type of contractual agreement.
Rental Income
     Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. Additional rent, generally defined in most lease agreements as the cumulative increase in a Consumer Price Index (“CPI”) from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Rental income from properties under a master lease arrangement with the tenant is included in “Master lease rent” and rental income from properties with multiple tenant lease arrangements is included in ”Property operating income” on the Company’s Condensed Consolidated Statements of Income.
Mortgage Interest Income
     Mortgage interest income and notes receivable interest income are recognized based on the interest rates, maturity date or amortized period specific to each note.
Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, management fee income, annual inspection fee income, loan exit fee income and prepayment fee income, if any, and interest income on notes receivable. A detail of “Other operating income” for the three and nine months ending September 30, 2007 and 2006 is shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Property lease guaranty revenue	$3,459	$4,064	$10,727	$11,650
Interest income	130	71	457	196
Management fee income	73	86	216	336
Mortgage prepayment fee income	—	1,043	—	2,151
Other	1,191	1,010	3,343	2,504

	$4,853	$6,274	$14,743	$16,837

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
Variable Interest Entities
     In accordance with FASB Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51,” the Company has included in its Condensed Consolidated Financial Statements VIEs in which the Company has concluded that it is the primary beneficiary. The properties related to these VIEs have been or will be sold as part of the Company’s disposal of its senior living assets. As such, the assets and liabilities for those entities that have not yet been sold are classified as held for sale on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2007, and the operations of the Company’s properties and related variable interest entities that have been sold or are classified as held for sale are included in discontinued operations in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007. The Company’s VIEs are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Land Held for Development
     Land held for development, which is included in “Construction in progress” on the Company’s Condensed Consolidated Balance Sheet, includes parcels of land owned by the Company, upon which the Company intends to develop and own medical office and outpatient healthcare properties. As of September 30, 2007, the Company’s land held for development totaled approximately $25.0 million.
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
     The Company classifies interest and penalties related to uncertain tax positions, if any, in the consolidated financial statements as a component of “General and administrative expense.” No such amounts were recognized in the three or nine months ended September 30, 2007 and 2006.
     Tax returns filed for the 2003 through 2006 tax years are currently still subject to examination by taxing authorities.
Note 2. Discontinued Operations
Disposition of the Portfolio of Senior Living Assets
     The Company announced on February 26, 2007 its plan to dispose of its portfolio of senior living assets. The portfolio included 62 real estate properties and 16 mortgage notes and notes receivable, including properties related to all of the Company’s 21 VIEs, six of which were consolidated by the Company. As a result of its plan to dispose of this portfolio, these properties were classified as held for sale on the Company’s Condensed Consolidated Balance Sheet and the results of operations for the properties were included in discontinued operations on the Company’s Condensed Consolidated Statements of Income.
     During the third quarter of 2007, two senior living properties in which the Company had an $8.7 million gross investment ($8.1 million, net) were disposed of for aggregate consideration of approximately $11.9 million. As of the nine months ended September 30, 2007, the Company had disposed of 53 of the senior living properties and all 16 of the mortgage notes and notes receivable for total aggregate consideration of approximately $360.0 million and had recognized a $41.2 million net gain and a deferred gain of $5.7 million. The deferred gain which is included in “Other liabilities” on the Company’s Condensed Consolidated Balance Sheet, relates to tenant performance under a lease assigned to one buyer. During the third quarter of 2007, the Company paid $0.5 million to the buyer thereby reducing the deferred gain from $5.7 million to $5.2 million as of September 30, 2007. As of September 30, 2007, there are nine properties within the senior living portfolio that have not yet been disposed. One of the nine properties was disposed of in October 2007 as discussed in Note 9 with efforts continuing to dispose of the remaining eight properties in which the Company had a $27.1 million gross investment ($18.6 million, net) at September 30, 2007.
Sale of Other Real Estate Assets
     During the third quarter of 2007, the Company sold one medical office building in which it had an $11.3 million gross investment ($8.2 million, net) for cash proceeds totaling $4.1 million and recorded an impairment charge related to the sale of approximately $4.1 million. Also, during the first quarter of 2007, the Company recorded approximately $2.8 million in impairment charges related to management’s decision to sell six properties in which it had an $8.0 million gross investment ($5.5 million, net), after the impairment charges were recorded. The impairment charges were recorded to lower the properties’ carrying values to their estimated fair values less costs to sell in accordance with SFAS No. 144. See Note 3 for more details on the impairment charges. The impairment charges are reflected in “Discontinued operations” on the Company’s Condensed Consolidated Statement of Income for the nine months ended September 30, 2007. The real estate assets related to the six properties classified as held for sale during the first quarter remain in “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet at September 30, 2007.
     During the third quarter of 2007, the Company also decided to sell another medical office building in which the Company had an $11.6 million gross investment ($8.4 million, net). This property remains in “Assets held for sale” at September 30, 2007 on the Company’s Condensed Consolidated Balance Sheet.

Discontinued Operations
     In accordance with SFAS No. 144, the major categories of the assets and related liabilities discussed above are classified as held for sale on the Company’s Condensed Consolidated Balance Sheet to the extent not sold as of September 30, 2007, and the results of operations are included in ”Discontinued operations” for all periods on the Company’s Condensed Consolidated Statements of Income as detailed in the following tables.

September 30,
(Dollars in thousands)	2007

Balance Sheet data (as of the period ended):
Land	$4,902
Buildings, improvements and lease intangibles	49,863
Personal property	2,422

57,187
Accumulated depreciation	(14,732)

Assets held for sale, net	42,455

Cash and cash equivalents	2,150
Other assets, net	3,410

Assets included in discontinued operations, net (1)	5,560

Assets held for sale and discontinued operations, net (2)	$48,015

Notes and bonds payable	$5,012

Liabilities held for sale	5,012

Accounts payable and accrued liabilities	2,489
Other liabilities	121

Liabilities included in discontinued operations (3)	2,610

Liabilities held for sale and discontinued operations (4)	$7,622

(1)	Includes cash and patient receivables related to the Company’s consolidated VIEs that the Company will no longer consolidate upon disposition, and tenant receivables due to the Company that will be collected prior to or upon disposition of the properties.

(2)	Includes $34.0 million related to the disposal of the senior living assets and $14.0 million related to the seven other properties management has decided to sell.

(3)	Generally relates to liabilities of the consolidated VIEs that the Company will no longer consolidate upon disposition.

(4)	Relates to the senior living assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Statements of Income data (for the period ended):
Revenues (1)
Master lease rent	$1,112	$6,391	$9,317	$19,979
Property operating	459	670	868	2,210
Straight-line rent	—	(63)	1	(116)
Mortgage interest	—	1,555	1,841	4,358
Other operating	4,332	5,155	13,607	14,667

	5,903	13,708	25,634	41,098

Expenses (2)
General and administrative	(9)	12	—	35
Property operating	453	729	1,628	1,893
Other operating	4,115	4,162	12,480	12,829
Bad debt	(20)	—	(20)	395
Interest	70	147	341	579
Depreciation	160	2,915	2,432	8,869
Amortization	—	3	—	33

	4,769	7,968	16,861	24,633

Income from Discontinued Operations	1,134	5,740	8,773	16,465
Impairments (3)	(4,057)	(1,573)	(6,849)	(1,573)
Gain on sales of real estate properties, net (4)	3,587	—	41,459	3,275

Income from Discontinued Operations	$664	$4,167	$43,383	$18,167

Income from Discontinued Operations per basic common share	$0.02	$0.09	$0.93	$0.39

Income from Discontinued Operations per diluted common share	$0.02	$0.09	$0.92	$0.39

(1)	Total revenues for the three months ended September 30, 2007 and 2006 include $5.4 million and $13.0 million, respectively, related to the senior living assets and $0.5 million and $0.7 million, respectively, related to other properties sold. Total revenues for the nine months ended September 30, 2007 and 2006 include $24.6 million and $37.4 million, respectively, related to the disposal of the senior living assets and $1.0 million and $3.7 million, respectively, related to other properties sold.

(2)	Total expenses for the three months ended September 30, 2007 and 2006 include $4.3 million and $7.3 million, respectively, related to the senior living assets; $0.4 million and $0.6 million, respectively, related to the sale of other properties; and $0.1 million each year related to six other properties currently held for sale. Total expenses for the nine months ended September 30, 2007 and 2006 include $15.2 million and $22.0 million, respectively, related to the disposal of the senior living assets; $1.5 million and $2.3 million, respectively, related to other properties sold; and $0.2 million and $0.3 million respectively, related to six other properties currently held for sale.

(3)	Impairment charges for the three and nine months ended September 30, 2007 include approximately $4.1 million related to the sale of one property during the third quarter of 2007, and the nine months ended September 30, 2007 also includes approximately $2.8 million related to the sale of four other properties. The impairment charge for the three and nine months ended September 30, 2006 includes $1.6 million related to two properties.

(4)	The net gain for the three and nine months ended September 30, 2007 is related to the disposal of senior living assets during 2007, less certain expenses, of $3.6 million and $41.2 million, respectively, and the nine months ended September 30, 2007 also includes a net gain of $0.3 million from the sale of one other property during the second quarter of 2007 pursuant to a purchase option exercised by the operator. The net gain for the three and nine months ended September 30, 2006 is related to the sale of assets during 2006.

Note 3. Real Estate and Mortgage Notes Receivable Investments
     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The Company had investments of approximately $1.7 billion in 177 real estate properties and mortgage notes receivable as of September 30, 2007, excluding assets classified as held for sale and including investments in three unconsolidated limited liability companies. The Company’s 172 owned real estate properties, excluding assets classified as held for sale, are located in 24 states with approximately 10.6 million total square feet. The table below details the Company’s investments.

	Number of	Investment		Square
(Dollars and Square Feet in thousands)	Investments	Amount	%	Feet

Owned properties
Master leases
Medical office	16	$112,742	6.7%	806
Physician clinics	20	137,474	8.1%	803
Ambulatory care/surgery	8	39,471	2.3%	165
Specialty outpatient	6	27,700	1.6%	118
Specialty inpatient	13	232,470	13.7%	977
Other	4	25,942	1.5%	347

	67	575,799	33.9%	3,216

Financial support agreements
Medical office	14	148,255	8.8%	1,048

	14	148,255	8.8%	1,048

Multi-tenanted with occupancy leases
Medical office	74	783,123	46.2%	5,782
Physician clinics	12	37,325	2.2%	243
Ambulatory care/surgery	4	61,872	3.7%	283
Specialty inpatient	1	3,152	0.2%	45
Other	—	10,047	0.6%	—

	91	895,519	52.9%	6,353

Land held for development	—	24,961	1.5%	—
Corporate property	—	13,747	0.8%	—

	—	38,708	2.3%	—

Total owned properties	172	1,658,281	97.9%	10,617

Mortgage notes receivable
Other	2	16,880	1.0%	—

	2	16,880	1.0%	—

Unconsolidated LLC investments, net
Medical office	2	12,266	0.7%	—
Other	1	6,627	0.4%	—

	3	18,893	1.1%	—

Total real estate investments	177	$1,694,054	100.0%	10,617

Asset Acquisitions
     During the third quarter of 2007, the Company acquired a 76,246 square foot medical office building on the campus of a hospital system in central Texas for $26.3 million, of which $4.0 million will be funded upon completion of certain tenant improvements. The fully leased building will be completely occupied upon completion of the tenant improvements, which are expected to be completed in the first quarter of 2008. During the third quarter of 2007, the Company also acquired four parcels of land, which are located in Texas and Illinois, for an aggregate purchase price of approximately $25.0 million, on which the Company expects to construct medical office or outpatient healthcare facilities. These parcels of land are included in “Construction in progress” on the Company’s Condensed Consolidated Balance Sheet.
     During the second quarter of 2007, the Company acquired for $0.9 million the real estate assets of three partnerships, which owned three adjoining medical office buildings in Virginia.
     During the first quarter of 2007, the Company acquired a 75,000 square foot building in Tennessee for a total investment of $7.3 million, including $5.4 million in cash consideration and the assumption of a mortgage note payable of $1.8 million.
Asset Dispositions
Senior Living Asset Dispositions
     The Company announced on February 26, 2007 its plan to dispose of its portfolio of senior living assets. The portfolio included 62 real estate properties and 16 mortgage notes and notes receivable, including properties related to all of the Company’s 21 VIEs, six of which were consolidated by the Company. As a result of its plan to dispose of this portfolio, these properties were classified as held for sale on the Company’s Condensed Consolidated Balance Sheet and the results of operations for the properties were included in discontinued operations on the Company’s Condensed Consolidated Statements of Income. As of September 30, 2007, nine properties within the senior living portfolio had not yet been disposed. One additional property was disposed of in October 2007 as discussed in Note 9 with efforts continuing to dispose of the remaining eight properties in which the Company had a $27.1 million gross investment ($18.6 million, net) at September 30, 2007.
     During the third quarter of 2007, the Company disposed of two of its senior living properties, in which it had a total gross investment of $8.7 million ($8.1 million, net) for aggregate consideration of approximately $12.0 million.
     During the second quarter of 2007, the Company disposed of 35 of its senior living properties, in which it had a total gross investment of $197.2 million ($159.3 million, net) and disposed of 14 mortgage notes receivable and notes receivable included in its senior living portfolio in which the Company had a total investment of approximately $52.6 million for aggregate consideration of approximately $225.0 million.
     During the first quarter of 2007, the Company disposed of 16 of its senior living properties in which it had a total gross investment of $99.6 million ($73.9 million, net) and disposed of 2 mortgage notes receivable and notes receivable included in its senior living portfolio in which the Company had a total investment of approximately $11.4 million for aggregate consideration of approximately $123.0 million.
     As of September 30, 2007, the Company had recognized a net gain of approximately $41.2 million relating to the disposition of the senior living assets. The proceeds received to date have been used to pay the special dividend of $4.75 per share, which was paid on May 2, 2007, and to repay outstanding amounts on the Unsecured Credit Facility due 2009. Cash proceeds from the dispositions to be completed will be used to repay outstanding amounts on the Unsecured Credit Facility due 2009.

Other Dispositions
     During the third quarter of 2007, the Company sold a 72,862 square foot medical office building in Texas and received $4.1 million in net proceeds. The Company’s net book value recorded on the building was $8.2 million at the time of sale, resulting in a $4.1 million non-cash impairment charge which is reflected in “Discontinued operations” on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007.
     During the second quarter of 2007, the Company sold a property in Tennessee in which it had a total gross investment of $2.2 million ($1.9 million, net) pursuant to a purchase option exercised by an operator. The Company received $2.1 million in cash proceeds and recognized a $0.2 million net gain from the sale.
Impairments
     In accordance with SFAS No. 144, long-lived assets (e.g., properties) must be evaluated for possible impairment whenever facts or circumstances indicate that the carrying value might not be fully recoverable. During the first quarter of 2007, management identified six real estate properties, other than its senior living assets, that it intends to sell. In accordance with the provisions of SFAS No. 144, management analyzed these properties for potential impairment. Based on the Company’s decision to sell these assets, management concluded that the estimated future cash flows of certain of these properties were not expected to recover the carrying values of such properties. The Company’s aggregate net investment in the properties, before impairment, was approximately $8.3 million. During the first quarter of 2007, the Company recorded impairment losses totaling approximately $2.8 million, included in discontinued operations, which lowered the aggregate carrying values of the properties to their estimated fair value less costs to sell of approximately $5.5 million. During the third quarter, in connection with the sale of a property in Texas, the Company recorded a $4.1 million non-cash impairment charge as discussed in “Asset Dispositions” above. These impairment charges are included in “Discontinued operations” on the Company’s Condensed Consolidated Statements of Income for the three or nine months ended September 30, 2007, as applicable.
Future Minimum Lease Payments
     Excluding leases related to those properties sold during 2007 or classified as held for sale at September 30, 2007, the Company’s future minimum lease payments to be collected under its non-cancelable operating leases and financial support arrangements as of September 30, 2007 for the years 2007 and after are as follows (in thousands):

2007	$176,043
2008	164,971
2009	133,993
2010	107,857
2011	91,121
2012 and thereafter	283,580

$957,565

Purchase Options Exercised
     In April 2007, the Company sold a property in Tennessee for $2.1 million pursuant to a purchase option exercised by a tenant. See Asset Dispositions above for further details on the sale.
     In March 2007, an operator gave notice to the Company of its intent to purchase a building from the Company pursuant to a purchase option. The Company’s gross investment in the building was approximately $46.6 million ($33.8 million, net) at September 30, 2007. The Company also is the borrower under a mortgage note payable on the building with a principal balance of $20.1 million at September 30, 2007. The parties are in dispute over the enforceability of the option and the calculation of the purchase price. Accordingly, the Company is uncertain as to when the transaction might close, if at all. As such, no reclassification to discontinued operations has been made as of September 30, 2007.
Note 4. Notes and Bonds Payable
     The table below details the Company’s notes and bonds payable as of September 30, 2007 and December 31, 2006. At September 30, 2007, the Company had classified one mortgage note payable totaling $5.0 million as held for sale on the Company’s Condensed Consolidated Balance Sheet. As such, the note is not reflected in the September 30, 2007 balance in the table below.

	Principal Balance at
	Sept. 30,	Dec. 31,	Maturity	Contractual	Principal	Interest
(In thousands)	2007	2006	Dates	Interest Rates	Payments	Payments

Unsecured Credit Facility due 2009	$130,000	$190,000	1/09	LIBOR + 0.90%	At maturity	Quarterly
Senior Notes due 2011, including premium	300,920	301,083	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	298,941	298,838	4/14	5.125%	At maturity	Semi-Annual
Mortgage notes payable	50,333	60,061	5/11-10/32	5.49%-8.50%	Monthly	Monthly

	$780,194	$849,982

     At September 30, 2007, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Unsecured Credit Facility due 2009
     In January 2006, the Company entered into a $400.0 million credit facility (the “Unsecured Credit Facility due 2009”) with a syndicate of 12 banks. The facility may be increased to $650.0 million during the first two years at the Company’s option, subject to it obtaining additional capital commitments from the banks. The credit facility matures in January 2009, but the term may be extended one additional year. Loans outstanding under the Unsecured Credit Facility due 2009 (other than swing line loans and competitive bid advances) will bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate and the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the Company’s unsecured debt ratings. The weighted-average rate on the borrowings outstanding as of September 30, 2007 was 6.48%. Additionally, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. The Unsecured Credit Facility due 2009 contains certain representations, warranties, and financial and other covenants customary in such loan agreements. The Company had borrowing capacity remaining, under its financial covenants, of $172.0 million under the facility as of September 30, 2007.
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

     The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets.

	September 30,	December 31,
(In thousands)	2007	2006

Senior Notes due 2011 face value	$300,000	$300,000
Unamortized net premium	920	1,083

Senior Notes due 2011 carrying amount	$300,920	$301,083

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
     The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets.

	September 30,	December 31,
(In thousands)	2007	2006

Senior Notes due 2014 face value	$300,000	$300,000
Unaccreted discount	(1,059)	(1,162)

Senior Notes due 2014 carrying amount	$298,941	$298,838

Mortgage Notes Payable
     The following table details the Company’s mortgage notes payable, with related collateral, at September 30, 2007. At September 30, 2007, the Company had classified one mortgage note payable totaling $5.0 million as held for sale on the Company’s Condensed Consolidated Balance Sheet. As such, the note is not reflected in the September 30, 2007 balances in the table below.

						Investment in
		Effective		Number		Collateral at	Contractual Balance at
	Original	Interest	Maturity	of Notes	Collateral	September 30,	Sept. 30,	Dec. 31,
(Dollars in millions)	Balance	Rate (6)	Date	Payable	(8)	2007	2007	2006 (7)

Life Insurance Co. (1)	$23.3	7.765%	7/26	1	MOB	$46.6	$20.1	$20.5
Life Insurance Co. (2)	4.7	7.765%	1/17	1	MOB	11.1	3.1	3.2
Commercial Bank (3)	23.4	7.220%	5/11	5	7 MOBs	54.2	10.7	12.6
Commercial Bank (4)	1.8	5.550%	10/32	1	OTH	7.3	1.8	—
Life Insurance Co. (5)	15.1	5.490%	1/16	1	MOB	32.5	14.6	14.8

				9		$151.7	$50.3	$51.1

(1)	Payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(3)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(6)	The contractual interest rates at September 30, 2007 ranged from 5.49% to 8.50%.

(7)	The contractual balance at December 31, 2006 excludes two mortgage notes payable totaling $9.0 million that were classified as held for sale and discontinued operations on the Company’s Condensed Consolidated Balance Sheet subsequent to December 31, 2006.

(8)	MOB-Medical office building; OTH-Other.

Other Long-Term Debt Information
     Future maturities of the Company’s notes and bonds payable as of September 30, 2007, excluding mortgage notes payable classified as held for sale, were as follows (dollars in thousands):

2007	$905	0.1%
2008	3,802	0.5%
2009 (1)	134,096	17.2%
2010	4,411	0.6%
2011	302,030	38.7%
2012 and thereafter	334,950	42.9%

	$780,194	100.0%

(1)	Includes $130.0 million outstanding on the Unsecured Credit Facility due 2009.
     In its 1998 acquisition of Capstone Capital Corporation (“Capstone”), the Company acquired four interest rate swaps previously entered into by Capstone. In order to set the liabilities assumed by the Company, the Company, concurrently with the acquisition, acquired offsetting swaps. The remaining liability as of September 30, 2007 was approximately $80,000.
Note 5. Commitments and Contingencies
Construction in Progress
     As of September 30, 2007, the Company had eight medical office/outpatient buildings under development with estimated completion dates ranging from the fourth quarter of 2007 through the fourth quarter of 2009. During the three and nine months ended September 30, 2007, the Company funded $16.1 million and $32.4 million on projects classified as construction in progress on the Company’s Condensed Consolidated Balance Sheet during the period. The Company has also acquired four parcels of land for an aggregate investment of approximately $25.0 million on which the Company expects to develop and own medical office buildings and outpatient healthcare facilities. The table below details the Company’s construction in progress and land held for development as of September 30, 2007 (dollars in thousands). The information included in the table below represents management’s estimates and expectations based on the current facts. Those facts may change which could impact those estimates and expectations.

	Estimated
	Completion	Property				Estimated	Estimated
	Date -	Type		Approximate	Investment	Remaining	Total
State	Core and Shell	(1)	Properties	Square Feet	To Date	Fundings	Investment

Under construction:
Texas	4Q 2007	MOB	1	150,000	$15,145	$ 9,769	$ 24,914
Colorado	3Q 2008	MOB	2	170,000	7,002	20,401	27,403
Arizona	4Q 2008	MOB	2	191,200	6,669	24,374	31,043
Texas	2Q 2009	MOB	1	125,000	8,736	24,264	33,000
Texas	2Q 2009	SIP	1	45,000	3,152	9,248	12,400
Hawaii	4Q 2009	MOB	1	121,000	12,260	61,318	73,578

Land held for development:
Illinois					5,859
Illinois					8,413
Texas					4,731
Texas					5,958

			8	802,200	$77,925	$149,374	$202,338

(1)	MOB - Medical office building; SIP - Specialty inpatient facility

Other Construction
     The Company also had various remaining first-generation tenant improvement obligations as of September 30, 2007 totaling approximately $12.9 million related to properties that were developed by the Company and a tenant improvement obligation totaling approximately $0.8 million related to a project developed by a joint venture in which the Company holds a 75% non-controlling equity interest.
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
     In May 2006, Methodist Health System Foundation, Inc. (“the Foundation”) filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event. As such, the Company has continued to accrue revenue under its financial support agreements with the Foundation, totaling approximately $3.8 million (net) as of September 30, 2007, which remain unpaid by the Foundation. If the Foundation is relieved of its obligations to pay such amounts to the Company, or the Company is unable to collect certain of these amounts from its insurance carriers, the Company’s cash flows and results of operations could be negatively impacted. The Company also has a $1.2 million receivable balance as of September 30, 2007, due from the Company’s insurance company, to partially reimburse the Company for costs incurred related to rebuilding and reopening its medical office buildings which were damaged from Hurricane Katrina. If this receivable is not collected from the Company’s insurance company, the Company’s cash flows and results of operations could be negatively impacted. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Note 6. Stockholders’ Equity
Equity Offering
     On September 28, 2007, the Company sold 2,760,000 shares of common stock, par value $0.01 per share, at $24.85 per share to Stifel Nicolaus. The transaction generated approximately $68.4 million in net proceeds to the Company. The proceeds are being used to fund acquisitions under contract and construction underway of medical office and outpatient facilities and for other general purposes; and were used to temporarily repay a portion of amounts outstanding under the Company’s Unsecured Credit Facility due 2009.
Earnings per share
     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share” for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Weighted Average Shares
Weighted Average Shares Outstanding	47,976,503	47,812,395	47,890,534	47,801,686
Unvested Restricted Stock Shares	(1,292,884)	(1,267,110)	(1,210,079)	(1,278,747)

Weighted Average Shares – Basic	46,683,619	46,545,285	46,680,455	46,522,939

Weighted Average Shares – Basic	46,683,619	46,545,285	46,680,455	46,522,939
Dilutive effect of Restricted Stock Shares	888,987	912,699	882,266	910,976
Dilutive effect of Employee Stock Purchase Plan	28,724	33,401	33,433	39,823

Weighted Average Shares – Diluted	47,601,330	47,491,385	47,596,154	47,473,738

Net Income
Income from Continuing Operations	$4,822	$3,896	$12,091	$13,897
Discontinued Operations	664	4,167	43,383	18,167

Net income	$5,486	$8,063	$55,474	$32,064

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.10	$0.08	$0.26	$0.30
Discontinued Operations per common share	0.02	0.09	0.93	0.39

Net income per common share	$0.12	$0.17	$1.19	$0.69

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.10	$0.08	$0.25	$0.29
Discontinued Operations per common share	0.02	0.09	0.92	0.39

Net income per common share	$0.12	$0.17	$1.17	$0.68

Common Stock Dividend Declarations
     During the nine months ended September 30, 2007, the Company’s Board of Directors has declared common stock cash dividends as shown in the table below:

	Per Share	Date of
Dividend	Amount	Declaration	Date of Record	Date Paid

4th Quarter 2006	$0.660	January 23, 2007	February 15, 2007	March 2, 2007
Special Dividend	$4.750	March 26, 2007	April 16, 2007	May 2, 2007
1st Quarter 2007	$0.660	April 24, 2007	May 15, 2007	June 1, 2007
2nd Quarter 2007	$0.385	July 24, 2007	August 15, 2007	September 4, 2007

Authorization to Repurchase Common Stock
     On July 25, 2006, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock. As of September 30, 2007, the Company had not repurchased any shares under this authorization.
Note 7. Retirement and Termination Benefits
     During the first quarter of 2007, the Company recorded a $1.5 million charge, included in “General and administrative expenses” in the Company’s Condensed Consolidated Income Statement, and established a related severance and payroll tax liability, included in “Accounts payable and accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet, relating to the retirement of the Company’s Chief Operating Officer and elimination of five other officer and employee positions in the Company’s corporate and regional offices. The officer retirement and position eliminations were effective during the first quarter of 2007. The liability remaining at September 30, 2007 represents severance payments remaining that will be paid through the third quarter of 2008. The following table represents items included in the charge and liability as well as payments made related to the liability through September 30, 2007.

(In thousands)	Expense	Liability

Severance, payroll taxes and related charges	$1,078	$1,513
Accelerated vesting of deferred compensation	443	—

Total expense and liability recorded during 1st quarter 2007	$1,521	$1,513

Payments:
1st quarter 2007		(425)
2nd quarter 2007		(546)
3rd quarter 2007		(149)

Balance at September 30, 2007		$393

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

     The following table reconciles the Company’s consolidated net income to taxable income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Net income	$5,486	$8,063	$55,474	$32,064
Items to Reconcile Net Income to Taxable Income:
Depreciation and amortization	1,940	2,448	6,875	11,423
Gain or loss on disposition of depreciable assets	471	23	27,524	5,010
Straight-line rent	(826)	(454)	174	(1,638)
VIE Consolidation	282	(36)	676	824
Receivable allowances	770	4,440	(4,773)	3,111
Stock-based compensation	1,994	2,071	9,543	5,341
Other	2,855	(2,175)	(1,029)	224

Taxable income (1)	$12,972	$14,380	$94,464	$56,359

(1)	Before REIT dividend paid deduction.
Note 9. Subsequent Events
Common Stock Dividend
     On October 23, 2007, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.385 per share payable on December 3, 2007 to shareholders of record on November 15, 2007.
Development Activities
     On October 2, 2007, the Company entered into an agreement to develop and manage a medical office building on the campus of a hospital in the greater Seattle, Washington area. The agreement includes a number of conditions and contingencies which must be satisfied before development commences. Assuming satisfaction of such conditions, the Company expects construction will begin in the third quarter of 2008 and be completed in late 2010. The development budget will be approximately $78.4 million, and the building will contain approximately 192,000 square feet of office space including an underground garage with 924 spaces.
     On October 12, 2007, the Company provided a construction loan to a developer in the amount of $15.2 million to fund initial development of an outpatient medical campus in Iowa. The Company anticipates expanding its funding commitment to approximately $55.0 million, subject to the completion of negotiations with the developer.
Asset Disposition
     On October 31, 2007, the Company disposed of one of its senior living properties, in which it had a total gross investment of $10.5 million ($10.0 million, net) at September 30, 2007. The Company received $9.2 million in consideration, including the purchaser’s assumption of a $5.0 million mortgage note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
     This report and other material the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks, as described in the Company’s Annual Report on Form 10-K and in this report that could significantly affect the Company’s current plans and expectations and future financial condition and results.
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
     Substantially all of the Company’s revenues are derived from rentals on its healthcare real estate properties. The Company typically incurs operating and administrative expenses, including compensation, office rental and other related occupancy costs, as well as various expenses incurred in connection with managing its existing portfolio, developing properties and acquiring additional properties. The Company also incurs interest expense on its various debt instruments and depreciation and amortization expense on its real estate portfolio.
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
     The Company also continues to pursue opportunities to develop outpatient medical facilities. The Company has eight development projects underway with budgets totaling approximately $202.3 million. The Company expects completion of approximately $24.9 million during the remainder of 2007,

$58.4 million in 2008, and $119.0 million in 2009. Beyond the projects currently under construction, the Company is working on several other projects that the Company currently estimates will have total project budgets of approximately $250 million with anticipated completion dates in 2009 and 2010.
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
Sale of Senior Living and Certain Other Real Estate Assets
     In February 2007, the Company announced it plans to dispose of its portfolio of senior living assets, consisting of 62 properties and 16 mortgage notes and notes receivable. The Company’s investment in the real estate properties and mortgage notes receivable included in this portfolio was approximately $398.0 million ($326.0 million, net) at December 31, 2006 which produced approximately $50.0 million in revenues and $20.0 million in net income for the year ended December 31, 2006. The Company expects to receive approximately $400.0 million in total consideration for the portfolio. As of September 30, 2007, the Company had disposed of, in a series of closings, a total of 53 properties and all of the mortgage notes and notes receivable for consideration totaling approximately $360.0 million and anticipates that the remaining properties will be disposed of for an estimated aggregate consideration of $40.0 million. Cash proceeds from the dispositions to date have been used to pay a special dividend of $227.2 million, or $4.75 per share, pay transaction costs and to repay debt. Commensurate with the smaller asset base from the disposal of the portfolio of the senior living assets, the Company reset its dividend beginning with the second quarter of 2007 to $1.54 per share, per annum. The cash proceeds from the remaining dispositions will be used to repay debt. See Notes 2, 3 and 9 to the Condensed Consolidated Financial Statements for further details regarding the disposition of the portfolio.
     In the first quarter of 2007, the Company also decided to sell six other properties. See Note 3 to the Condensed Consolidated Financial Statements for further details.
Funds from Operations
     Funds from Operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” In 2003, the Securities and Exchange Commission issued a statement that impairment charges could not be added back to net income in calculating FFO. As such, the impairments discussed below negatively impacted FFO. Impairment charges will be recognized from time to time and will negatively impact FFO. In the first and third quarters of 2007, based on management’s decision to sell certain properties, the Company recorded impairment charges totaling $2.8 million and $4.1 million, respectively, which reduced FFO per diluted share by approximately $0.08 for the three months ended September 30, 2007 and $0.14 for the nine months ended September 30, 2007. See Note 3 to the Condensed Consolidated Financial Statements for more details on these impairment charges.
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
     The table below reconciles FFO to net income for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Net income	$5,486	$8,063	$55,474	$32,064
Gain on sales of real estate properties, net	(3,587)	—	(41,459)	(3,275)
Real estate depreciation and amortization	12,664	15,726	39,734	47,474

Total adjustments	9,077	15,726	(1,725)	44,199

Funds from Operations — Basic and Diluted	$14,563	$23,789	$53,749	$76,263

Funds from Operations per Common Share — Basic	$0.31	$0.51	$1.15	$1.64

Funds from Operations per Common Share — Diluted	$0.31	$0.50	$1.13	$1.61

Weighted Average Common Shares Outstanding — Basic	46,683,619	46,545,285	46,680,455	46,522,939

Weighted Average Common Shares Outstanding — Diluted	47,601,330	47,491,385	47,596,154	47,473,738

Results of Operations
Third Quarter 2007 Compared to Third Quarter 2006
     Net income for the quarter ended September 30, 2007 totaled $5.5 million, or $0.12 per basic and diluted common share, on total revenues from continuing operations of $53.5 million. This compares with net income of $8.1 million, or $0.17 per basic and diluted common share, which was prior to the sale of the senior living portfolio, on total revenues from continuing operations of $54.3 million for the quarter ended September 30, 2006. Included in net income for the three months ended September 30, 2007 is a net gain related to the disposal of the senior living properties totaling $3.6 million, or $0.08 per basic and diluted common share.
     Income from continuing operations for the quarter ended September 30, 2007 totaled $4.8 million, or $0.10 per basic and diluted common share, compared to $3.9 million, or $0.08 per basic and diluted share for the same period in 2006.
     FFO was $14.6 million, or $0.31 per diluted common share for the three months ended September 30, 2007 compared to $23.8 million, or $0.50 per diluted common share for the same period in 2006, which was prior to the sale of the senior living portfolio. FFO and FFO per diluted common share decreased in 2007 compared to 2006 due mainly to (1) a reduction in revenues from the disposal of the senior living properties and mortgage notes of approximately $7.4 million; (2) an impairment charge of $4.1 million related to the sale of a facility during 2007, offset by impairment charges recorded of $3.9 million for the same period in 2006; (3) a prepayment fee recorded in 2006 totaling $1.0 million related to the prepayment of one mortgage note; and (4) interest income recognized during 2006 on three mortgage notes receivable that were repaid during 2006 totaling $1.1 million.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%

REVENUES
Master lease rent	$15,298	$15,137	$161	1.1%
Property operating	32,356	30,934	1,422	4.6%
Straight-line rent	639	541	98	18.1%
Mortgage interest	353	1,402	(1,049)	(74.8%)
Other operating	4,853	6,274	(1,421)	(22.6%)

	53,499	54,288	(789)	(1.5%)

EXPENSES
General and administrative	4,335	4,234	101	2.4%
Property operating	19,271	17,040	2,231	13.1%
Impairments	—	2,311	(2,311)	(100.0%)
Bad debt	53	184	(131)	(71.2%)
Interest	12,611	13,886	(1,275)	(9.2%)
Depreciation	11,400	10,273	1,127	11.0%
Amortization	1,007	2,464	(1,457)	(59.1%)

	48,677	50,392	(1,715)	(3.4%)

INCOME FROM CONTINUING OPERATIONS	4,822	3,896	926	23.8%

DISCONTINUED OPERATIONS
Income from discontinued operations	1,134	5,740	(4,606)	(80.2%)
Impairments	(4,057)	(1,573)	(2,484)	(157.9%)
Gain on sales of real estate properties, net	3,587	—	3,587	—

INCOME FROM DISCONTINUED OPERATIONS	664	4,167	(3,503)	(84.1%)

NET INCOME	$5,486	$8,063	$(2,577)	(32.0%)

     Total revenues from continuing operations for the quarter ended September 30, 2007 decreased $0.8 million, or 1.5%, compared to the same period in 2006, mainly for the reasons discussed below:
     • Property operating income increased $1.4 million, or 4.6%, due mainly to additional revenues from new tenant lease agreements and stated rental increases of $0.9 million, $0.4 million related to the completion of construction of two medical office buildings, and revenues of $0.1 million in the third quarter of 2007 resulting from the acquisition of a medical office building.
     • Mortgage interest income decreased $1.0 million, or 74.8%, due mainly to the repayment of three mortgage notes in 2006, resulting in a reduction of interest income of approximately $1.1 million.
     • Other operating income decreased $1.4 million, or 22.6%, due mainly to the receipt of mortgage prepayment fees in 2006 totaling approximately $1.1 million related to the prepayment of one mortgage note. No such mortgage prepayment fees were recognized in 2007.
     Total expenses for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 decreased $1.7 million, or 3.4%, mainly for the reasons discussed below:
     • Property operating expense increased $2.2 million, or 13.1%, as compared to the same period in 2006. Property operating expense increased in the third quarter of 2007 in comparison to the third quarter 2006 mainly due to a favorable real estate tax adjustment of $1.1 million recorded during the third quarter of 2006 and additional real estate tax expense of $0.3 million recorded in the third quarter of 2007. Further, additional expenses of $0.4 million were recognized in 2007 related to legal fees,

$0.3 million in additional expenses was recognized in connection with the completion of construction of two medical office buildings, and $0.1 million in additional expenses was recognized related to the acquisition of a medical office building. These amounts were offset by a favorable ground lease expense adjustment of $0.3 million related to two medical office buildings on which construction began in 2007.
     • Impairments for the three months ended September 30, 2006 were $2.3 million due to a charge recorded related to acquired receivables.
     • Interest expense decreased $1.3 million, or 9.2%, due mainly to an increase in capitalized interest of $0.9 million and a decrease in interest expense of $0.4 million due to a lower average outstanding balance on the credit facility in the third quarter of 2007 as compared to the third quarter of 2006.
     • Depreciation expense increased $1.1 million, or 11.0%, due mainly to the acquisition of $96.0 million of depreciable real estate properties since the first quarter of 2006, as well as various building and tenant improvements.
     • Amortization expense decreased $1.5 million, or 59.1%, mainly due to a decrease in total amortization expense related to lease intangibles that have fully amortized.
     Income from discontinued operations totaled $0.7 million and $4.2 million, respectively, for the three months ended September 30, 2007 and 2006, which includes the results of operations, net gains on sale, and impairment charges related to property disposals during 2007 and 2006, as well as the results of operations related to assets classified as held for sale at September 30, 2007. See Notes 2 and 9 to the Condensed Consolidated Financial Statements for more information about discontinued operations and the assets classified as held for sale at September 30, 2007.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Net income for the nine months ended September 30, 2007 totaled $55.5 million, or $1.19 per basic common share ($1.17 per diluted common share), on total revenues from continuing operations of $158.3 million. This compares with net income of $32.1 million, or $0.69 per basic common share ($0.68 per diluted common share), on total revenues from continuing operations of $159.4 million for the nine months ended September 30, 2006. Included in net income for the nine months ended September 30, 2007 is (1) a net gain largely related to the disposal of the senior living properties totaling $41.5 million, or $0.89 per basic common share ($0.87 per diluted common share); (2) impairment charges related to five properties sold or classified as held for sale totaling $6.8 million, or $0.15 per basic ($0.14 per diluted common share); and (3) charges related to the retirement of one officer and the termination of several other employees totaling $1.5 million, or $0.03 per basic and diluted common share.
     Income from continuing operations for the quarter ended September 30, 2007 totaled $4.8 million, or $0.10 per basic and diluted common share, compared to $3.9 million, or $0.08 per basic and diluted share for the same period in 2006.
     FFO was $53.7 million, or $1.13 per diluted common share for the nine months ended September 30, 2007 compared to $76.3 million, or $1.61 per diluted common share for the same period in 2006, which was prior to the sale of the senior living portfolio. FFO and FFO per diluted common share decreased in 2007 compared to 2006 due mainly to: (1) impairment charges totaling $6.8 million recorded during the nine months ended September 30, 2007, compared to impairment charges totaling $3.9 million recorded in the same period of 2006; (2) the reduction of revenues due mainly to the disposal of the senior living properties and mortgage notes of approximately $14.1 million; and (3) the reduction of revenues from the repayment of seven mortgages during 2006 totaling approximately $6.2 million.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%

REVENUES
Master lease rent	$46,293	$42,796	$3,497	8.2%
Property operating	95,488	92,750	2,738	3.0%
Straight-line rent	734	2,319	(1,585)	(68.3%)
Mortgage interest	1,057	4,738	(3,681)	(77.7%)
Other operating	14,743	16,837	(2,094)	(12.4%)

	158,315	159,440	(1,125)	(0.7%)

EXPENSES
General and administrative	15,730	12,994	2,736	21.1%
Property operating	55,106	51,633	3,473	6.7%
Other operating	—	171	(171)	(100.0%)
Impairments	—	2,311	(2,311)	(100.0%)
Bad debt	136	856	(720)	(84.1%)
Interest	38,383	39,203	(820)	(2.1%)
Depreciation	33,243	30,351	2,892	9.5%
Amortization	3,626	8,024	(4,398)	(54.8%)

	146,224	145,543	681	0.5%

INCOME FROM CONTINUING OPERATIONS	12,091	13,897	(1,806)	(13.0%)

DISCONTINUED OPERATIONS
Income from discontinued operations	8,773	16,465	(7,692)	(46.7%)
Impairments	(6,849)	(1,573)	(5,276)	(335.4%)
Gain on sales of real estate properties, net	41,459	3,275	38,184	1,165.9%

INCOME FROM DISCONTINUED OPERATIONS	43,383	18,167	25,216	138.8%

NET INCOME	$55,474	$32,064	$23,410	73.0%

     Total revenues from continuing operations for the nine months ended September 30, 2007 decreased $1.1 million, or 0.7%, compared to the same period in 2006, mainly for the reasons discussed below:
     • Master lease rental income increased $3.5 million, or 8.2%, due mainly to additional revenues of $2.5 million in 2007 resulting from the acquisition of a medical office building and an adjoining orthopaedic hospital during 2006, the receipt of a lease termination fee of $0.4 million and the acquisition of a building in Tennessee of $0.4 million during 2007.
     • Property operating income increased $2.7 million, or 3.0%, due mainly to additional revenues from increases in occupancy and annual rent increases totaling approximately $0.8 million, additional income in connection with the completion of construction of two medical office buildings of $0.7 million, a lease termination fee recognized in 2007 of approximately $0.6 million, and additional income related to the acquisition of a medical office building of $0.1 million.
     • Straight-line rent income decreased $1.6 million, or 68.3%, due mainly to adjustments to straight-line rent in 2006 related to amendments entered into in 2006 extending the lease terms on existing leases.
     • Mortgage interest income decreased $3.7 million, or 77.7%, due mainly to the repayment of seven mortgage notes in 2006, resulting in a reduction of interest income of approximately $4.0 million, offset partially by additional revenues of $0.3 million from the addition of two new mortgages in 2006.

     • Other operating income decreased $2.1 million, or 12.4%, due to mortgage prepayment fees received in 2006 associated with the repayment of two mortgages. No such mortgage prepayment fees were recognized in 2007.
     Total expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 increased $0.7 million, or 0.5%, mainly for the reasons discussed below:
     • General and administrative expenses increased $2.7 million, or 21.1%, due mainly to charges related to the retirement or termination of six employees totaling $1.5 million recorded in the first quarter of 2007, compensation-related expenses of $0.4 million, travel-related expenses of $0.4 million and increases in franchise and state taxes of $0.3 million.
     • Property operating expenses increased $3.5 million, or 6.7%, due mainly to the recognition of straight-line rent expenses totaling approximately $0.8 million associated with ground leases where the Company is the lessee, additional legal fees and utilities expenses during 2007 of $0.9 million, a favorable real estate tax adjustment recorded during 2006 of $0.7 million, additional expenses in connection with the completion of construction of two medical office buildings of $0.5 million, and additional expenses during 2007 related to the acquisition of a medical office building totaling $0.1 million.
     • Impairments for the nine months ended September 30, 2007 were $2.3 million due to a charge recorded related to an acquired receivable.
     • Bad debt expense decreased $0.7 million, or 84.1%, due to allowance for doubtful accounts recorded during 2006 on various receivables.
     • Interest expense decreased $0.8 million, or 2.1%, as compared to the same period in 2006. The decrease is mainly due to an increase in capitalized interest of $1.8 million on projects under construction during 2007, a decrease in interest expense of approximately $0.7 million from the repayment of the senior notes due 2006, offset partially by a $1.9 million increase in interest expense on the unsecured credit facility due to higher interest rates and a higher average outstanding balance on the credit facility in 2007 than in 2006.
     • Depreciation expense increased $2.9 million, or 9.5%, due mainly to the acquisition of $96.0 million of depreciable real estate properties since the first quarter of 2006, as well as various building and tenant improvements.
     • Amortization expense decreased $4.4 million, or 54.8%, mainly due to a decrease in total amortization expense related to lease intangibles that have fully amortized.
     Income from discontinued operations totaled $43.4 million and $18.2 million, respectively, for the nine months ended September 30, 2007 and 2006, which includes the results of operations, net gains on sale, and impairment charges related to property disposals during 2007 and 2006, as well as the results of operations related to assets classified as held for sale at September 30, 2007. See Notes 2 and 9 to the Condensed Consolidated Financial Statements for more information about discontinued operations and the assets classified as held for sale at September 30, 2007.

Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under its unsecured credit facility, or from other private debt or equity offerings. For the nine months ended September 30, 2007, the Company generated $64.0 million in cash from operations and used $49.8 million in total cash from investing and financing activities as detailed in the Company’s Condensed Consolidated Cash Flow Statement.
     The Company had certain contractual obligations as of September 30, 2007 and is also required to pay dividends to its shareholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2007 through 2008 are detailed in the table below.

(In thousands)	2007	2008	Total

Long-term debt obligations, including interest (1)	$14,016	$46,888	$60,904
Operating lease commitments (2)	803	3,302	4,105
Construction in progress (3)	24,914	58,446	83,360
Tenant improvements (4)	13,707	—	13,707
Deferred gain (5)	—	—	—
Pension obligations (6)	—	—	—

	$53,440	$108,636	$162,076

(1)	Includes estimated cash interest due on total debt other than the unsecured credit facility. See Note 4 to the Condensed Consolidated Financial Statements.

(2)	Includes primarily two office leases and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes cash flow projections of the remaining commitments on the construction of eight buildings. A portion of the remaining commitments is designated for tenant improvements which will generally be funded after the core and shell of the building is substantially completed.

(4)	Includes tenant improvement allowance obligations remaining on seven properties constructed by the Company and on one property development by a joint venture in which the Company holds a 75% non-controlling equity interest. For the purpose of this table, the Company has assumed that the obligations will all be funded in 2007.

(5)	As part of the sale of the senior living portfolio, the Company recorded a $5.7 million deferred gain related to one tenant under a lease assigned to one buyer. The amounts the Company will pay will be based upon the tenant’s performance under its lease through July 31, 2011. Payments made by the Company to the buyer reduce the deferred gain recorded by the Company. The Company has made one payment of approximately $0.5 million which was paid during the three months ended September 30, 2007.

(6)	The Company has three employees and three non-employee directors who are eligible to retire. If these individuals retired at normal retirement age and received full retirement benefits, the future benefits to be paid are estimated to be approximately $32 million.
     As of September 30, 2007, approximately 81.6% of the Company’s outstanding debt balances were due after 2010, with the majority of the debt balances due prior to 2010 relating to the Unsecured Credit Facility due 2009. The Company’s stockholders’ equity at September 30, 2007 totaled approximately $646.1 million, and its debt-to-total capitalization ratio, on a book basis, was approximately 54.7%. For the nine months ended September 30, 2007, the Company’s earnings covered fixed charges at a ratio of 1.23 to 1.0. At September 30, 2007, the Company had borrowing capacity remaining, under its financial covenants, of $172.0 million under the Unsecured Credit Facility due 2009 and was in compliance with its financial covenant provisions under its various debt instruments.
     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.

Equity Offering
     On September 28, 2007, the Company sold 2,760,000 shares of common stock, par value $0.01 per share, at $24.85 per share to Stifel Nicolaus. The transaction generated approximately $68.4 million in net proceeds to the Company. The proceeds are being used to fund acquisitions under contract and construction underway of medical office and outpatient facilities and for other general purposes; and were used to temporarily repay a portion of amounts outstanding under the Company’s Unsecured Credit Facility due 2009.
Shelf Registration
     The Company may from time to time raise additional capital or make investments by issuing, in public or private transactions, equity and debt securities. The availability and terms of any such issuance will depend upon market and other conditions. As of September 30, 2007, the Company may issue approximately $430.9 million of securities under its currently effective shelf registration statement.
Security Deposits and Letters of Credit
     As of September 30, 2007, the Company had approximately $4.6 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Acquisitions and Dispositions in 2007
   Asset Acquisitions
     During the third quarter of 2007, the Company acquired a 76,246 square foot medical office building on a new campus of a hospital system in central Texas for $26.3 million, of which $4.0 million will be funded upon completion of certain tenant improvements. The fully leased building will be completely occupied upon completion of the tenant improvements, which are expected to be completed in the first quarter of 2008. During the third quarter of 2007, the Company also acquired four parcels of land, which are located in Texas and Illinois, for an aggregate purchase price of approximately $25.0 million, on which the Company expects to construct medical office or outpatient healthcare facilities. These parcels of land are included in “Construction in progress” on the Company’s Condensed Consolidated Balance Sheet.
     During the second quarter of 2007, the Company acquired for $0.9 million the real estate assets of three partnerships, which owned three adjoining medical office buildings in Virginia.
     During the first quarter of 2007, the Company acquired a 75,000 square foot building in Tennessee for a total investment of $7.3 million, including $5.4 million in cash consideration and the assumption of a mortgage note of $1.8 million.
Asset Dispositions
   Senior Living Asset Dispositions
     The Company announced on February 26, 2007 its plan to dispose of its portfolio of senior living assets. The portfolio included 62 real estate properties and 16 mortgage notes and notes receivable, including properties related to all of the Company’s 21 VIEs, six of which were consolidated by the Company. As a result of its plan to dispose of this portfolio, these properties were classified as held for sale on the Company’s Condensed Consolidated Balance Sheet and the results of operations for the properties were included in discontinued operations on the Company’s Condensed Consolidated Statements of Income.
     During the third quarter of 2007, the Company disposed of two of its senior living properties, in which it had a total gross investment of $8.7 million ($8.1 million, net) for aggregate consideration of approximately $12.0 million.

     During the second quarter of 2007, the Company disposed of 35 of its senior living properties, in which it had a total gross investment of $197.2 million ($159.3 million, net) and disposed of 14 mortgage notes receivable and notes receivable included in its senior living portfolio in which the Company had a total investment of approximately $52.6 million for aggregate consideration of approximately $225.0 million.
     During the first quarter of 2007, the Company disposed of 16 of its senior living properties in which it had a total gross investment of $99.6 million ($73.9 million, net) and disposed of 2 mortgage notes receivable and notes receivable included in its senior living portfolio in which the Company had a total investment of approximately $11.4 million for aggregate consideration of approximately $123.0 million.
     As of September 30, 2007, the Company had recognized a net gain of approximately $41.2 million relating to the disposition of the senior living assets. The proceeds received to date have been used to pay the special dividend of $4.75 per share, which was paid on May 2, 2007, and to repay outstanding amounts on the Unsecured Credit Facility due 2009. Cash proceeds from the dispositions remaining to be completed will be used to repay outstanding amounts on the Unsecured Credit Facility due 2009.
     On October 31, 2007, the Company disposed of one of its senior living properties, in which it had a total gross investment of $10.5 million ($10.0 million, net) at September 30, 2007. The Company received $9.2 million in consideration, including the purchaser’s assumption of a $5.0 million mortgage note.
   Other Dispositions
     During the third quarter of 2007, the Company sold a 72,862 square foot medical office building in Beaumont, Texas and received $4.1 million in net proceeds. The Company’s net book value recorded on the building was $8.2 million at the time of sale, resulting in a $4.1 million non-cash impairment charge which is reflected in “Discontinued operations” on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007.
     During the second quarter of 2007, the Company sold a property in Tennessee in which it had a total gross investment of $2.2 million ($1.9 million, net) pursuant to a purchase option exercised by an operator. The Company received $2.1 million in cash proceeds and recognized a $0.2 million net gain from the sale.
     The Company has also made the decision to sell seven other real estate properties in which the Company had a $19.6 million gross investment ($13.9 million, net) at September 30, 2007. These seven properties have not been sold and remain in held for sale at September 30, 2007.
Purchase Options Exercised
     In April 2007, pursuant to a purchase option exercised by an operator, the Company sold a property in Tennessee for $2.1 million in cash. The Company’s gross investment in the building was approximately $2.2 million ($1.9 million, net).
     In March 2007, an operator gave notice to the Company of its intent to purchase a building from the Company pursuant to a purchase option. The Company’s gross investment in the building was approximately $46.6 million ($33.8 million, net) at September 30, 2007. The Company also is the borrower under a mortgage note payable on the building with a principal balance of $20.1 million at September 30, 2007. The parties are in dispute over the enforceability of the option and the calculation of the purchase price. Accordingly, the Company is uncertain as to when the transaction might close, if at all.

Construction in Progress
     As of September 30, 2007, the Company had eight medical office/outpatient buildings under development with estimated completion dates ranging from the fourth quarter of 2007 through the fourth quarter of 2009. During the three and nine months ended September 30, 2007, the Company funded $16.1 million and $32.4 million on projects classified as construction in progress on the Company’s Condensed Consolidated Balance Sheet during the period. The Company has also acquired four parcels of land for an aggregate investment of approximately $25.0 million on which the Company expects to develop and own medical office buildings and outpatient healthcare facilities. The table below details the Company’s construction in progress and land held for development as of September 30, 2007 (dollars in thousands). The information included in the table below represents management’s estimates and expectations based on the current facts. Those facts may change which could impact those estimates and expectations.

	Estimated
	Completion	Property				Estimated	Estimated
	Date -	Type		Approximate	Investment	Remaining	Total
State	Core and Shell	(1)	Properties	Square Feet	To Date	Fundings	Investment

Under construction:
Texas	4Q 2007	MOB	1	150,000	$15,145	$9,769	$24,914
Colorado	3Q 2008	MOB	2	170,000	7,002	20,401	27,403
Arizona	4Q 2008	MOB	2	191,200	6,669	24,374	31,043
Texas	2Q 2009	MOB	1	125,000	8,736	24,264	33,000
Texas	2Q 2009	SIP	1	45,000	3,152	9,248	12,400
Hawaii	4Q 2009	MOB	1	121,000	12,260	61,318	73,578

Land held for development:
Illinois					5,859
Illinois					8,413
Texas					4,731
Texas					5,958

			8	802,200	$77,925	$149,374	$202,338

(1)	MOB - Medical office building; SIP - Specialty inpatient facility
Other Construction
     The Company also had various remaining first-generation tenant improvement obligations as of September 30, 2007 totaling approximately $12.9 million related to properties that were developed by the Company and a tenant improvement obligation totaling approximately $0.8 million related to a project developed by a joint venture in which the Company holds a 75% non-controlling equity interest.
Dividends
     During 2007, the Company’s Board of Directors has declared common stock cash dividends as shown in the table below:

	Per Share	Date of		Date Paid
Dividend	Amount	Declaration	Date of Record	(* Payable)

4th Quarter 2006	$0.660	January 23, 2007	February 15, 2007	March 2, 2007
Special Dividend	$4.750	March 26, 2007	April 16, 2007	May 2, 2007
1st Quarter 2007	$0.660	April 24, 2007	May 15, 2007	June 1, 2007
2nd Quarter 2007	$0.385	July 24, 2007	August 15, 2007	September 4, 2007
3rd Quarter 2007	$0.385	October 23, 2007	November 15, 2007	* December 3, 2007
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
Liquidity
     Net cash provided by operating activities was $64.0 million and $91.7 million for the nine months ended September 30, 2007 and 2006, respectively. Cash flow from operations for 2007 reflects a reduction in revenues from the disposition of the senior living portfolio as well as fluctuations in receivables, payables and accruals. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
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
     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2007 and 2008, paying dividends, and funding debt service, with cash flows from operations, proceeds from the Unsecured Credit Facility due 2009, proceeds of mortgage notes receivable repayments, and proceeds from sales of real estate investments or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Impact of Inflation
     Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that most of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the Company’s risk of the adverse effects of inflation. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of certain leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations, further reducing the Company’s risk of any adverse effects of inflation. Interest payable under the Unsecured Credit Facility due 2009 is calculated at a variable rate; therefore, the amount of interest payable under the unsecured credit facility will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods where interest rate increases outpace inflation, the Company’s operating results should be negatively impacted. Conversely, when increases in inflation outpace increases in interest rates, the Company’s operating results should be positively impacted. The Company has seen significant inflation in construction costs in recent years, which may negatively affect the profitability or suitability of new medical office and outpatient developments.

Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Cautionary Language Regarding Forward Looking Statements
     This Quarterly Report on Form 10-Q and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “anticipate” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company’s current plans and expectations and future financial condition and results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports. For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A of Part II of this quarterly report on Form 10-Q.

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
     At September 30, 2007, approximately $650.2 million, or 83.3%, of the Company’s total debt balance bore interest at fixed rates. Additionally, the Company’s mortgage and other notes receivable portfolio, totaling $19.9 million, bore interest at fixed rates.
     The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market rates (dollars in thousands).

			Impact on Earnings and Cash Flows
	Outstanding	Calculated
	Principal Balance	Annual	Assuming 10%	Assuming 10%
	as of	Interest Expense	Increase in Market	Decrease in Market
	Sept. 30, 2007	(1)	Interest Rates	Interest Rates

Variable Rate Debt:

Unsecured Credit Facility due 2009 ($400 Million)	$130,000	$8,541	$(737)	$737

		Fair Value
	Carrying Value		Assuming 10%	Assuming 10%
	at		Increase in Market	Decrease in Market	December 31,
	Sept. 30, 2007	Sept. 30, 2007	Interest Rates	Interest Rates	2006 (2)

Fixed Rate Debt:

Senior Notes due 2011, including premium	$300,920	$323,105	$319,067	$327,210	$312,777
Senior Notes due 2014, net of discount	298,941	298,576	291,586	305,792	288,434
Mortgage Notes Payable	50,333	52,697	51,287	54,105	61,688

	$650,194	$674,378	$661,940	$687,107	$662,899

Fixed Rate Receivables:

Mortgage Notes Receivable	$16,880	$16,742	$15,864	$17,686	$70,389
Other Notes Receivable	3,022	2,836	2,686	2,997	9,233

	$19,902	$19,578	$18,550	$20,683	$79,622

(1)	Annual interest expense is calculated using the market rate as of September 30, 2007, or 6.57%, and assumes a constant principal balance.

(2)	Fair values as of December 31, 2006 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

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
     In May 2006, Methodist Health System Foundation, Inc. (“the Foundation”) filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event. As such, the Company has continued to accrue revenue under its financial support agreements with the Foundation, totaling approximately $3.8 million (net) as of September 30, 2007, which remain unpaid by the Foundation. If the Foundation is relieved of its obligations to pay such amounts to the Company or the Company is unable to collect certain of these amounts from its insurance carriers, the Company’s cash flows and results of operations could be negatively impacted. The Company also has a $1.2 million receivable balance as of September 30, 2007, due from the Company’s insurance company, to partially reimburse the Company for costs incurred related to rebuilding and reopening its medical office buildings which were damaged from Hurricane Katrina. If this receivable is not collected from the Company’s insurance company, the Company’s cash flows and results of operations could be negatively impacted. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors
          In addition to the items discussed below and other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K and in this report, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results.
The Company’s real estate development activities are subject to risks particular to development.
     The Company intends to continue to pursue development activities as opportunities arise. The Company is subject to certain risks associated with development activities including the following:
o	Development activities generally require various government and other approvals which may not be received;

o	Unsuccessful development opportunities could result in direct expenses which could impact the Company’s results of operations;

o	Construction costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or possibly unprofitable;

o	Time required to complete the construction of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting the Company’s cash flow and liquidity;

o	Occupancy rates and rents of a completed project may not be sufficient to make the project profitable; and

o	Favorable sources to fund the Company’s development activities may not be available when needed.
The Company is exposed to risks associated with entering new markets.
          The Company’s development activities may involve entering new markets. The construction and/or acquisition of properties in new markets involves risks, including the risk that the property will not perform as anticipated and the risk that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-construction or pre-acquisition due diligence process will exceed estimates. There is, and it is expected that there will continue to be, significant competition for investment opportunities that meet management’s investment criteria, as well as risks associated with obtaining financing for acquisition activities, if necessary.
The Company may be unsuccessful in operating completed real estate projects.
     The Company’s real estate properties developed or acquired may not perform in accordance with management’s expectations due to many factors including the following:
o	The Company’s purchase price for acquired facilities may be based upon a series of market judgments which may be incorrect; and

o	The costs of any improvements required to bring an acquired facility up to standards necessary to establish the market position intended for that facility might exceed budgeted costs.
     Further, the Company can give no assurance that acquisition and development project targets that will meet management’s investment criteria will be available when needed or anticipated.

Item 6. Exhibits

Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant, as amended (filed herewith)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (2)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (2)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (2)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (3)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (3)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (4)

Exhibit 10.2	Underwriting Agreement dated September 25, 2007 by and between the Company and Stifel, Nicolaus & Company, Incorporated (5)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed September 27, 2007 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Senior Vice President and Chief Financial Officer

Date: November 5, 2007

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Registrant (1)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant, as amended (file herewith)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (2)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (2)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (2)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (3)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (3)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (4)

Exhibit 10.2	Underwriting Agreement dated September 25, 2007 by and between the Company and Stifel, Nicolaus & Company, Incorporated (5)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed September 27, 2007 and hereby incorporated by reference.