Form 10-K
period 2007-12-31
HEALTHCARE REALTY TRUST INC
filed 2008-02-25
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
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
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2007) of the Registrant held by non-affiliates on June 30, 2007 was approximately $1,284,223,785.
     As of January 31, 2008, 50,730,731 shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s 2007 Annual Report to Shareholders are incorporated into Parts I and II of this Report. Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2008 are incorporated into Part III of this Report.

PART I
Disclosure Regarding Forward-Looking Statements
     This report and other materials Healthcare Realty Trust Incorporated (“Healthcare Realty” or the “Company”) has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, that could significantly affect the Company’s current plans and expectations and future financial condition and results.
     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.
     Such risks and uncertainties include, among other things, the following risks including those described in more detail under the heading “Risk Factors,” beginning on page 22 of this report:
•	The ability of the Company to timely complete and fully lease development properties;

•	The Company is exposed to risks associated with entering new geographic markets;

•	The Company may be unsuccessful in operating completed real estate development properties;

•	The ability of the Company to renew long-term master leases and financial support agreements;

•	Changes in the Company’s dividend policy;

•	The ability of the Company to invest its capital on a timely basis;

•	The availability of debt and equity capital;

•	Changes in the financial condition or business strategy of the Company’s tenants;

•	The federal, state and local healthcare regulatory environment;

•	The ability of the Company to attract new healthcare providers;

•	The possibility of underinsured or uninsured property and casualty losses;

•	The Company’s tenants or sponsors may have experienced regulatory and legal problems; and

•	The ability of the Company to maintain its qualification as a real estate investment trust (“REIT”).
Item 1. Business
Overview
      The Company was incorporated in Maryland in 1993 and is a self-managed and self-administered REIT, that integrates owning, acquiring, managing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. Additionally, the Company provides mortgage financing on healthcare facilities.
     The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to net income distributed to its shareholders. See “Federal Income Tax Information” beginning on page 9 of this report.
     As of December 31, 2007, the Company had invested in real estate properties, excluding assets held for sale and including investments in unconsolidated limited liability companies (“LLCs”), as shown in the table below:

	Number of
	Investments	Investment Amounts		Square Feet
		(in thousands)		(in thousands)
Owned properties:
Long-term net master leases
Medical office	15	$94,274	5.4%	734
Physician clinics	20	137,474	7.9%	803
Ambulatory care/surgery	8	40,947	2.3%	165
Specialty outpatient	6	27,700	1.6%	118
Specialty inpatient	13	232,470	13.3%	977
Other	10	42,885	2.5%	499

	72	575,750	33.0%	3,296

Financial support agreements
Medical office	14	148,978	8.5%	1,048

	14	148,978	8.5%	1,048

Multi-tenanted with occupancy leases
Medical office	77	825,690	47.3%	5,991
Physician clinics	12	38,382	2.2%	243
Ambulatory care/surgery	4	61,972	3.5%	283
Specialty inpatient	1	3,230	0.2%	45
Other	—	10,047	0.6%	—

	94	939,321	53.8%	6,562

Land Held for Development	—	18,554	1.1%	—
Corporate property	—	14,027	0.8%	—

	—	32,581	1.9%	—

Total owned properties	180	1,696,630	97.2%	10,906

Mortgage loans:
Medical office	2	13,243	0.7%	—
Physician clinics	2	16,874	1.0%	—

	4	30,117	1.7%	—

Unconsolidated LLC investment:
Medical office	2	11,729	0.7%	—
Other	1	6,627	0.4%	—

	3	18,356	1.1%	—

Total real estate investments	187	$1,745,103	100.0%	10,906

     The Company also provided property management services for 106 healthcare-related properties nationwide, totaling approximately 7.1 million square feet at December 31, 2007. The Company’s portfolio of properties is focused predominantly on the outpatient services and medical office segments of the healthcare industry and is diversified by tenant, geographic location and facility type.
     As of December 31, 2007, the weighted average remaining lease term pursuant to the long-term master leases, financial support agreements, and multi-tenanted occupancy leases was approximately 4.2 years, with expiration dates ranging from 2008 to 2022.
     As of December 31, 2007, after the sale of the senior living portfolio, the Company had four mortgage notes receivable remaining with an aggregate weighted average remaining maturity of approximately 6.7 years and expiration dates ranging from 2008 to 2031. Interest rates on the mortgage notes receivable ranged from 6.3% to 8.5% at December 31, 2007.
Business Strategy
     Healthcare Realty’s strategy is to be an owner and operator of quality medical facilities that produce stable and growing rental income. Consistent with this strategy, the Company seeks to provide a broad spectrum of services needed to own, acquire, manage, finance and develop healthcare properties.
     In avoiding a significant affiliation with any single healthcare provider, management believes that its diversification reduces the Company’s potential exposure to a concentration of credit risk with any one healthcare provider. Only one healthcare provider accounted for 10% or more of the Company’s revenues, including amounts in discontinued operations on the Company’s Consolidated Statement of Income, for the year ended December 31, 2007 (HealthSouth Corporation at 11%).
     As of December 31, 2007, approximately 41.5% of the Company’s real estate investments consisted of properties leased to unaffiliated lessees pursuant to long-term net master lease agreements or financial support agreements; approximately 53.8% were multi-tenanted properties with shorter-term occupancy leases, but without other financial support agreements; with the remaining 4.7% of investments relating to land held for development, corporate property, mortgage notes receivable and investments in unconsolidated limited liability companies which are invested in real estate properties. The Company’s master leases and financial support agreements are generally designed to ensure the continuity of revenues and coverage of costs and expenses relating to the properties by the tenants and the sponsoring healthcare operators. As the master leases and financial support agreements expire, they may not be renewed past their expiration dates. See “Trends and Matters Impacting Operating Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13 to this Annual Report on Form 10-K for further information regarding the impact of these expirations. In addition, the Company’s recent medical office real estate acquisitions have not had master lease or financial support arrangements. Rather, the income from such investments is derived solely from rents paid by the occupying tenants, which generally include physician practices and hospital outpatient operations under leases of varying terms. While such lease arrangements do not provide the Company with the ability to seek recourse from a healthcare sponsor, the Company expects to manage rents more profitably.
     The Company will remain focused on investing in outpatient-related facilities, whose typical physician tenants have represented, together with their related acute care hospital providers, more than half of the $2 trillion in national healthcare spending each year. However, due to the high valuations of healthcare properties and the increased interest by non-traditional healthcare real estate investors in owning these types of properties, the Company has found it difficult to make accretive acquisitions. While the Company continues to pursue acquisition opportunities, it has increased its efforts to develop outpatient medical facilities. By developing, rather than acquiring, those outpatient medical facilities, the Company expects to earn higher returns with greater growth potential. Management also believes that the diversity of tenants in these properties lowers the risk to the Company of unprofitable tenants. While the time required to construct and lease some of these developments can take two to three years or longer, over the long-term, the Company’s ability to efficiently manage and lease these properties is expected to lead to enhanced results.
     The development investments that the Company pursues fall into one of two categories: they are either relationship-based with a particular operator or healthcare system or they are market-driven, where the underlying fundamentals in a particular market make the development of medical office and outpatient facilities, without an existing healthcare system relationship, compelling. The Company’s relationship-based development pipeline currently represents over half of its opportunities, with the remainder resulting from the Company’s increased focus on market-driven opportunities for development, with fewer use and leasing restrictions, shorter development timelines and the prospect for higher investment returns, on sites that are most often near acute-care hospitals and in markets with strong population growth.

     The Company has ten development projects underway — four development properties in Texas, one in Hawaii, one in Illinois, and two each in Colorado and Arizona — totaling approximately 964,000 square feet and with budgets totaling approximately $254.1 million. The Company expects completion of one of the Texas development properties, the Colorado development property (which includes two buildings), and the Arizona development property (which includes two buildings) in 2008 with the remaining five development properties expected to be completed in 2009. See Note 14 to the Consolidated Financial Statements, incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K, for more information on these development properties. Beyond the projects currently under construction, the Company is working on several other projects. If the Company continues to pursue these other projects, they could have total project budgets of approximately $225.0 million and, based on management’s current estimates of when construction might start, would have completion dates in late 2009, 2010 and 2011.
Purchase Options
     Certain of the Company’s leases include purchase option provisions. The provisions vary from lease to lease but generally allow the lessee to purchase the property covered by the lease at the greater of fair market value or an amount equal to the Company’s gross investment. See Note 3 to the Consolidated Financial Statements, incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K, for more information on the purchase option provisions included in certain of the Company’s leases.
Acquisitions, Dispositions and Mortgage Repayments
2007 Acquisitions
     The Company acquired three operating real estate properties and five parcels of land and originated four mortgage notes receivable during 2007 for cash consideration of approximately $73.2 million. See Note 6 to the Consolidated Financial Statements, incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K, for more information on the Company’s acquisitions.
2007 Dispositions
     The Company disposed of its senior living portfolio, which consisted of 56 real estate properties and 16 mortgage notes and notes receivable, and disposed of three other properties during 2007 for net proceeds of approximately $375.9 million. The proceeds from the dispositions were used to pay a special dividend of $4.75 per share to its common shareholders, to repay outstanding amounts on the Company’s unsecured credit facility and were used for general corporate purposes. See Note 6 to the Consolidated Financial Statements, incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K, for more information on the Company’s dispositions.
Contractual Obligations
     As of December 31, 2007, the Company had long-term contractual obligations of approximately $1.4 billion, consisting primarily of $1.0 billion of long-term debt obligations. For a more detailed description of these contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations,” incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Competition
     The Company competes for the acquisition and development of real estate properties with private investors, healthcare providers, other healthcare-related REITs, real estate partnerships and financial institutions, among others. The business of acquiring and constructing new healthcare facilities is highly competitive and is subject to price, construction and operating costs, and other competitive pressures.
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
Government Regulation
     The healthcare industry continues to face rising costs in the delivery of healthcare services, increased competition for patients, a growing population of uninsured patients and higher bad debt expense, constant evaluation of reimbursement levels by private and governmental payors, and scrutiny by federal and state legislative and administrative authorities, thus presenting the industry and its individual participants with uncertainty. These various changes can affect the economic performance of some or all of the Company’s tenants and clients. The Company cannot predict the degree to which these changes may affect the economic performance of the Company, positively or negatively.
     The facilities owned by the Company and the manner in which they are operated are affected by changes in the reimbursement, licensing and certification policies of federal, state and local governments. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. In addition, expansion (including the addition of new beds or services or acquisition of medical equipment) and occasionally the discontinuation of services of healthcare facilities are, in some states, subjected to state regulatory approval through “certificate of need” laws and regulations. Loss by a facility of its ability to participate in government-sponsored programs because of licensing, certification or accreditation deficiencies or because of program exclusion resulting from violations of law would have a material adverse effect on facility revenues.
     Although the Company is not a healthcare provider or in a position to influence the referral of patients or ordering of services reimbursable by the federal government, to the extent that a healthcare provider leases space from the Company and, in turn, subleases space to physicians or other referral sources at less than a fair market value rental rate, the Anti-Kickback Statute (a provision of the Social Security Act addressing illegal remuneration) and the Stark Law (the federal physician self-referral law) could be implicated. The Company’s leases require the lessees to agree to comply with all applicable laws.
     A significant portion of the revenue of healthcare providers is derived from government reimbursement programs, such as the federal Medicare program and the joint federal and state Medicaid program. Although lease payments to the Company are not directly affected by government reimbursement, changes in these programs could adversely affect healthcare providers and a tenant’s ability to make lease payments to the Company.
     The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. Government healthcare spending has increased over time; however, changes from year to year in reimbursement methodology, rates and other regulatory requirements have resulted in a challenging operating environment for healthcare providers. Spending on government reimbursement programs is expected to continue to rise significantly over the next 20 years. While proposals for federally-sponsored universal healthcare coverage and other costly initiatives could benefit healthcare providers by decreasing the level of uninsured patients and bad debt expense, Congress could select to slow the growth in healthcare spending by limiting reimbursement rates to healthcare providers. Reductions in the growth of Medicare and Medicaid payments could have an adverse impact on healthcare providers’ financial condition and, therefore, could adversely affect the ability of providers to make rental payments. However, the Company expects healthcare providers to continue to adjust to new operating challenges, as they have in the past, by increasing operating efficiency and modifying their strategies for profitable operations and growth.
     The Company believes its strategic focus on the medical office and outpatient sector of the healthcare industry mitigates risk from changes in public healthcare spending and reimbursement because physician practices generally derive a large portion of their revenue from private insurance and out-of-pocket patient expense. The diversity of the Company’s multi-tenant medical office facilities also provides lower reimbursement risk as payor mix varies from physician to physician, depending on location, specialty, patients, and physician preferences.

Legislative Developments
     Each year, legislative proposals for health policy are introduced in Congress and in some state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Among the matters under consideration are:
•	cost containment, quality control and payment system refinements for Medicaid, Medicare and other governmental and commercial payors;

•	prohibitions on more types of contractual relationships between physicians and the healthcare providers to which they refer, and related information-collection activities;

•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;

•	the continued implementation of restrictions on admissions to inpatient rehabilitation facilities and long-term acute care hospitals;

•	universal healthcare coverage;

•	pay-for-performance and other quality-based payment system implementation;

•	efforts to establish a public/private comparative effectiveness research entity to assess the relative effectiveness of various treatment methods;

•	increased scrutiny of medical errors and conditions acquired inside health facilities;

•	patient and drug safety efforts;

•	Medicare Advantage reforms;

•	pharmaceutical drug pricing and compliance activities under Medicare Part D;

•	tax law changes affecting non-profit providers;

•	immigration reform and related healthcare mandates;

•	modifications to increase requirements for facility accessibility by persons with disabilities;

•	facility requirements related to earthquakes and other disasters, including structural retrofitting;

•	re-importation of pharmaceuticals; and

•	improvements in healthcare information technology and adoption of standards for electronic health records and electronic prescribing.
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
     The Company has had environmental site assessments conducted on substantially all of the properties currently owned. These site assessments are limited in scope and provide only an evaluation of potential environmental conditions associated with the property, not compliance assessments of ongoing operations. The Company is not aware of any environmental condition or liability that management believes would have a material adverse effect on the Company’s financial position, earnings, expenditures or continuing operations. While it is the Company’s policy to seek indemnification relating to environmental liabilities or conditions, even where leases and sale and purchase agreements do contain such provisions, there can be no assurances that the tenant or seller will be able to fulfill its indemnification obligations. In addition, the terms of the Company’s leases or financial support agreements do not give the Company control over the operational activities of its lessees or healthcare operators, nor will the Company monitor the lessees or healthcare operators with respect to environmental matters.
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
Employees
     As of December 31, 2007, the Company employed 208 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
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
Distribution Requirement
     In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount equal to or greater than the excess of (a) the sum of (i) 90% of the Company’s “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and the Company’s net capital gain) and (ii) 90% of the net income (after tax on such income), if any, from foreclosure property, over (b) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its “real estate investment trust taxable income,” it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make “required distributions” to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company’s distributions for 2007 were adequate to satisfy its distribution requirement.
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
     Management believes that the stock of the Company will meet the criteria of the publicly-offered securities exception to the look-through rule in that the stock of the Company is freely transferable, the minimum investment is less than $10,000 and the only restrictions upon its transfer are those required under federal income tax laws to maintain the Company’s status as a REIT. Second, stock of the Company is held by 100 or more investors and at least 100 or more of these investors are independent of the Company and of one another. Third, the stock of the Company has been and will be part of offerings of securities to the public pursuant to an effective registration statement under the Securities Act and will be registered under the Exchange Act within 120 days after the end of the fiscal year of the Company during which an offering of such securities to the public occurs. Accordingly, management believes that if a Plan purchases stock of the Company, the Company’s assets should not be deemed to be Plan assets and, therefore, that any person who exercises authority or control with respect to the Company’s assets should not be treated as a Plan fiduciary for purposes of the prohibited transaction rules of ERISA and Section 4975 of the Code.

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
Item 1A. Risk Factors
     The following are some of the risks and uncertainties that could cause the Company’s actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or the Company’s other filings with the SEC. These risks, as well as the risks described in “Competition,” “Government Regulation,” and “Taxation of the Company” should be carefully considered before making an investment decision regarding the Company. The risks and uncertainties described below are not the only ones facing the Company and there may be additional risks that the Company does not presently know of or that the Company currently considers not likely to have a significant impact. If any of the following risks actually occurred, the Company’s business, financial condition and operating results could suffer, and the trading price of its Common Stock could decline.
     The Company is subject to risks associated with the development of properties.
     The Company intends to continue to pursue the development of properties as opportunities arise. The Company is subject to certain risks associated with the development of properties including the following:
•	The construction of properties generally require various government and other approvals which may not be received;

•	Unsuccessful development opportunities could result in the recognition of direct expenses which could impact the Company’s results of operations;

•	Construction costs of a development property may exceed original estimates, which could impact its profitability to the Company;

•	Time required to complete the construction of a property or to lease up a completed development property may be greater than originally anticipated, thereby adversely affecting the Company’s cash flow and liquidity;

•	Occupancy rates and rents of a completed development property may not be sufficient to make the property profitable to the Company; and

•	Favorable sources to fund the Company’s development activities may not be available when needed.
     The Company is exposed to risks associated with entering new geographic markets.
     The Company’s acquisition and development activities may involve entering geographic markets where the Company has not previously had a presence. The construction and/or acquisition of properties in new geographic areas involves risks, including the risk that the property will not perform as anticipated and the risk that any actual costs for site development and improvements identified in the pre-construction or pre-acquisition due diligence process will exceed estimates. There is, and it is expected that there will continue to be, significant competition for investment opportunities that meet management’s investment criteria, as well as risks associated with obtaining financing for acquisition activities, if necessary.
     The Company may be unsuccessful in operating completed real estate development properties.
     The Company’s real estate properties developed or acquired may not perform in accordance with management’s expectations because of many factors including the following:
•	The Company’s purchase price for acquired facilities may be based upon a series of market judgments which may be incorrect; and
•	The costs of any improvements required to bring an acquired facility up to standards necessary to establish the market position intended for that facility might exceed budgeted costs.
     Further, the Company can give no assurance that acquisition and development property targets that will meet management’s investment criteria will be available when needed or anticipated.
     Certain of the Company’s long-term master leases and financial support agreements are expiring and may not be renewed past their expiration dates.
     Long-term master lease and financial support agreements entered into several years ago are expiring according to their terms and in some cases may not be extended or renewed. With respect to master leased properties, the Company may not be able to re-let those properties to new tenants at rental rates that are as high as the former master lease rate. With respect to properties with financial support agreements that are not renewed at expiration, the property operating income generated from those properties may decline.
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
At times, the Company may have limited access to capital.
     A REIT is required by IRS regulations to make dividend distributions and retains less of its capital for growth. As a result, a REIT typically grows through the steady investment of new capital in real estate assets. Presently, the Company has sufficient capital availability. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of the Company’s available capital will be required to meet existing commitments and to reduce existing debt. The Company may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time it requires additional capital to acquire healthcare properties on a competitive basis, complete construction and lease-up of properties on schedule which could result in increased debt service expense or construction costs, or otherwise meet its obligations.
Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments.
The healthcare service industry is currently experiencing:
•	Changing trends in the method of delivery of healthcare services;

•	Increased expense for uninsured patients;

•	Increased competition among healthcare providers;

•	Increased liability insurance expense;

•	Continuing pressure by private and governmental payors to contain costs and reimbursements; and

•	Increased scrutiny and formal investigations by federal and state authorities.
     These changes, among others, can adversely affect the economic performance of some or all of the tenants and sponsors who provide financial support to the Company’s investments and, in turn, negatively affect the lease revenues and the value of the Company’s property investments.
     The Company’s revenues depend on the ability of its tenants and sponsors to generate sufficient income from their operations to make loan and rent payments to the Company.
     The Company’s revenues are subject to the financial strength of its tenants and sponsors. The Company has no operational control over the business of these tenants and sponsors who face a wide range of competitive and regulatory pressures and constraints. Such pressures and constraints could materially impair these tenants and sponsors and prevent them from making their loan and rent payments to the Company which may have a negative effect on the Company’s cash flows and results of operations.
     If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates the facility, the Company would have to obtain another provider for the affected facility.
     If the Company loses a tenant or sponsor and is unable to attract another healthcare provider on a timely basis and on acceptable terms, the Company’s cash flows and results of operations could suffer. In addition, many of the Company’s properties are special purpose healthcare facilities that may not be easily adaptable to other uses. Transfers of operations of healthcare facilities are often subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

     The Company may experience uninsured or underinsured losses related to casualty or liability.
     The Company generally requires its tenants to maintain comprehensive liability and property insurance that covers the Company as well as the tenants. The Company also carries comprehensive liability insurance and property insurance covering its owned and managed properties. In addition, tenants under long term master leases are required to carry property insurance covering the Company’s interest in the buildings. Some types of losses, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might remain obligated for any mortgage debt or other financial obligation related to the property. The Company cannot give assurance that material losses in excess of insurance proceeds will not occur in the future.
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
     The Company’s headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The Company’s current lease agreement, which commenced on November 1, 2003, covers approximately 30,934 square feet of rented space and expires on October 31, 2010, with two five-year renewal options. Annual base rent was approximately $616,154 in 2007 which increases approximately 3.25% annually.
Item 3. Legal Proceedings
     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks unspecified compensatory and punitive damages. Following the settlement of a number of claims unrelated to the claims against Capstone, the court lifted a lengthy stay on discovery in April 2007 and discovery is now proceeding. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.

     In connection with the shareholder derivative suit discussed above, Capstone filed a claim with its directors’ and officers’ liability insurance carrier, Twin City Fire Insurance Company (“Twin City”), an affiliate of the Hartford family of insurance companies, for indemnity against legal and other expenses incurred by Capstone related to the suit and any judgment rendered. Twin City asserted that the Company’s claim was not covered under the D&O policy and refused to reimburse Capstone’s defense expenses. In September 2005, Capstone filed suit against Twin City for coverage and performance under its insurance policy. In the fourth quarter of 2007, the federal district judge in Birmingham, Alabama entered partial summary judgment on Capstone’s claim for advancement of defense costs under the policy. Capstone and Twin City have agreed to an interim plan for Twin City’s payment of defense costs fees and expenses, subject to Twin City’s appeal of the partial summary judgment ruling. As of December 31, 2007, the Company had received $0.6 million from Twin City ($0.4 million of which was related to prior years) and had recorded approximately $1.0 million as a receivable due from Twin City for incurred but unreimbursed expenses related to the suit. The Company will continue to bill amounts to Twin City for its expenses incurred in defense of the underlying HealthSouth shareholder derivative litigation. The Company is recording these amounts as an offset to property operating expense on the Company’s Consolidated Income Statements. The Company does not believe an appellate reversal of the partial summary judgment ruling is probable. However, if the ruling were to be reversed, the Company would be required to repay all monies received from Twin City.
     In May 2006, Methodist Health System Foundation, Inc. (the “Foundation”) filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event. As such, the Company has continued to record revenue under its financial support agreements with the Foundation, totaling approximately $4.2 million as of December 31, 2007 (of which approximately $1.8 million was recognized as revenue during 2007), which remains unpaid by the Foundation. If the Foundation is relieved of its obligations to pay such amounts to the Company, or the Company is unable to collect certain of these amounts from its property insurance carrier, the Company’s cash flows and results of operations could be negatively impacted. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements. The Company also had a receivable balance in excess of $1.1 million as of December 31, 2007, due from the Company’s property insurance carrier, to partially reimburse the Company for costs incurred related to rebuilding and reopening its medical office buildings which were damaged from Hurricane Katrina. The Company collected approximately $1.0 million of its receivable due from its property insurance carrier in January 2008 and expects to collect the remaining amounts upon completion of the insurance company’s review of the claim.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of shareholders during the fourth quarter of 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Shares of the Company’s Common Stock are traded on the New York Stock Exchange under the symbol “HR.” As of December 31, 2007, there were approximately 1,453 shareholders of record. The following table sets forth the high and low sales prices per share of Common Stock and the distributions declared and paid per share of Common Stock during the periods indicated.

			Distributions
			Declared and Paid
	High	Low	Per Share
2007
Special Dividend	—	—	$4.750
First Quarter	$44.19	$34.96	0.660
Second Quarter	39.26	27.20	0.385
Third Quarter	29.07	18.00	0.385
Fourth Quarter (Payable on March 3, 2008)	27.76	22.72	0.385

2006
First Quarter	$38.80	$32.96	$0.660
Second Quarter	38.90	31.25	0.660
Third Quarter	38.79	31.90	0.660
Fourth Quarter	42.83	37.30	0.660
     Future distributions will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations, cash flows, and to make accretive new investments.
     The special dividend of $4.75 per share in 2007 was paid with a portion of the proceeds from the disposition of the Company’s senior living assets. The other quarterly dividends paid by the Company during 2007, exceeded its cash flows from operations. Dividends paid during 2007 in excess of cash flows from operations were funded by the Company’s unsecured credit facility. Commensurate with the smaller asset base from the disposal of the portfolio of the senior living assets, beginning with the second quarter of 2007, the Company reset its dividend to $1.54 per share, per annum ($0.385 per share, per quarter).
Equity Compensation Plan Information
     The following table provides information as of December 31, 2007 about the Company’s Common Stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans including the 2007 Employees Stock Incentive Plan, the 2000 Employee Stock Purchase Plan, the 1994 Dividend Reinvestment Plan, and the 1995 Restricted Stock Plan for Non-Employee Directors.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under Equity
	Be Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	in the First Column)
Equity compensation plans approved by security holders	179,603	—	3,602,166

Equity compensation plans not approved by security holders	—	—	—

Total	179,603	—	3,602,166

(1)	The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of Common Stock may be purchased at a per share price equal to 85% of the fair market value of the Common Stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.
Item 6. Selected Financial Data
     The Company’s selected financial data, set forth in its 2007 Annual Report to Shareholders under the caption “Selected Financial Information,” is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Company’s information relating to management’s discussion and analysis of financial condition and results of operations set forth in the Company’s 2007 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the Company’s 2007 Annual Report to Shareholders, which is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 8. Financial Statements and Supplementary Data
     The Company’s financial statements and the related notes, together with the reports of BDO Seidman, LLP thereon, set forth in the Company’s 2007 Annual Report to Shareholders, are incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures:
     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Changes in the Company’s Internal Control over Financial Reporting:
     None.
Management’s Annual Report on Internal Control Over Financial Reporting:
     Management’s Annual Report on Internal Control Over Financial Reporting, set forth in the Company’s 2007 Annual Report to Shareholders, is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     Information with respect to directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2008 under the caption “Election of Directors,” is incorporated herein by reference.
Executive Officers
     The executive officers of the Company are:

Name	Age	Position
David R. Emery	63	Chairman of the Board & Chief Executive Officer

Scott W. Holmes	53	Executive Vice President & Chief Financial Officer

John M. Bryant, Jr.	41	Executive Vice President & General Counsel

B. Douglas Whitman, II	39	Executive Vice President of Real Estate Investments
     Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for more than 35 years.
     Mr. Holmes is a licensed CPA and has served as the Chief Financial Officer since January 1, 2003 and was the Senior Vice President — Financial Reporting (principal accounting officer) from October 1998 until January 1, 2003. Prior to joining the Company, Mr. Holmes was Vice President - Finance and Data Services at Trigon HealthCare, Inc., an insurance company located in Virginia. Mr. Holmes was with Ernst & Young LLP for more than 13 years and has considerable audit and financial reporting experience relating to public companies.
     Mr. Bryant became the Company’s General Counsel on November 1, 2003. From April 22, 2002 until November 1, 2003, Mr. Bryant was Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bryant was a shareholder with the law firm of Baker Donelson Bearman & Caldwell in Nashville, Tennessee.
     Mr. Whitman joined the Company in 1998, and, as the Company’s Executive Vice President of Real Estate Investments, he is responsible for overseeing the acquisition and development of outpatient medical facilities. Prior to joining the Company, Mr. Whitman worked for the University of Michigan Health System and HCA Inc.
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

Section 16(a) Compliance
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2008 under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Shareholder Recommendation of Director Candidates
     There have been no material changes with respect to the Company’s policy relating to shareholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2008 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” is incorporated herein by reference.
Audit Committee
     Information relating to the Company’s Audit Committee, its members and the audit committee’s financial expert is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2008 under the caption “Committee Membership,” is incorporated herein by reference.
Item 11. Executive Compensation
     Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2008 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2008 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
     Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information relating to certain relationships and related transactions, and director independence, set forth respectively, in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2008 under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance — Independence of Directors,” as applicable, are incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2008 under the caption “Selection of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees,” is incorporated herein by reference.
Item 15. Exhibits and Financial Statement Schedules
     (a) Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
           (1) Financial Statements:

     The following financial statements of Healthcare Realty Trust Incorporated are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.
•	Consolidated Balance Sheets — December 31, 2007 and 2006.

•	Consolidated Statements of Income for the years ended December 31, 2007, December 31, 2006 and December 31, 2005.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, December 31, 2006 and December 31, 2005.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005.

•	Notes to Consolidated Financial Statements.
             (2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts at December 31, 2007	39
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2007	40
Schedule IV — Mortgage Loans on Real Estate at December 31, 2007	42

     All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

Exhibit
Number		Description of Exhibits
3.1	—	Second Articles of Amendment and Restatement of the Registrant.(1)

3.2	—	Amended and Restated Bylaws of the Registrant.(4)

4.1	—	Specimen stock certificate.(1)

4.2	—	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee).(6)

4.3	—	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee).(6)

4.4	—	Form of 8.125% Senior Note Due 2011.(6)

4.5	—	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee).(11)

4.6	—	Form of 5.125% Senior Note Due 2014.(11)

10.1	—	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated.(3)

10.2	—	Amended and Restated Executive Retirement Plan.(7)

10.3	—	Retirement Plan for Outside Directors.(1)

10.4	—	2000 Employee Stock Purchase Plan.(5)

10.5	—	Dividend Reinvestment Plan.(2)

10.6	—	2003 Employees Restricted Stock Incentive Plan.(7)

10.7	—	Amendment No. 1 to 2003 Employees Restricted Stock Incentive Plan.(10)

10.8	—	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated.(12)

10.9	—	Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated.(9)

10.10	—	Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated.(8)

10.11	—	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named therein.(13)

10.12	—	Employment Agreement by and between B. Douglas Whitman, II and Healthcare Realty Trust Incorporated.(14)

10.13	—	2007 Employees Stock Incentive Plan.(15)

10.14	—	Healthcare Realty Trust Incorporated Long-Term Incentive Program.(16)

10.15	—	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan.(filed herewith)

Exhibit
Number		Description of Exhibits
11	—	Statement re computation of per share earnings (contained in Note 13 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 filed herewith as Exhibit 13).

13	—	Annual Report to Shareholders for the year ended December 31, 2007 (filed herewith).

21	—	Subsidiaries of the Registrant (filed herewith).

23	—	Consent of BDO Seidman, LLP, independent auditors (filed herewith).

31.1	—	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-72860) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Company’s Form 10-K filed March 1, 2007 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company’s Form 8-K filed May 21, 2007 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed December 14, 2007 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:
1.	1995 Restricted Stock Plan for Non-Employee Directors of Healthcare Realty Trust Incorporated (filed as Exhibit 10.1)

2.	Amended and Restated Executive Retirement Plan (filed as Exhibit 10.2)

3.	Retirement Plan for Outside Directors (filed as Exhibit 10.3)

4.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.4)

5.	2003 Employees Restricted Stock Incentive Plan (filed as Exhibit 10.6)

6.	Amendment No. 1 to 2003 Employees Restricted Stock Incentive Plan (filed as Exhibit 10.7)

7.	Amended and Restated Employment Agreement by and between David R. Emery and Healthcare Realty Trust Incorporated (filed as Exhibit 10.8)

8.	Employment Agreement by and between John M. Bryant, Jr. and Healthcare Realty Trust Incorporated (filed as Exhibit 10.9)

9.	Employment Agreement by and between Scott W. Holmes and Healthcare Realty Trust Incorporated (filed as Exhibit 10.10)

10.	Employment Agreement by and between B. Douglas Whitman, II and Healthcare Realty Trust Incorporated (filed as Exhibit 10.12)

11.	2007 Employees Stock Incentive Plan (filed as Exhibit 10.13)

12.	Healthcare Realty Trust Incorporated Long-Term Incentive Program (filed as Exhibit 10.14)

13.	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan (filed as Exhibit 10.15)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 25, 2008.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ David R. Emery
David R. Emery
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery David R. Emery	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2008

/s/ Scott W. Holmes Scott W. Holmes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2008

/s/ David L. Travis David L. Travis	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2008

/s/ Errol L. Biggs, Ph.D. Errol L. Biggs, Ph.D.	Director	February 25, 2008

/s/ Charles Raymond Fernandez, M.D. Charles Raymond Fernandez, M.D.	Director	February 25, 2008

/s/ Batey M. Gresham, Jr. Batey M. Gresham, Jr.	Director	February 25, 2008

/s/ Marliese E. Mooney Marliese E. Mooney	Director	February 25, 2008

/s/ Edwin B. Morris, III Edwin B. Morris, III	Director	February 25, 2008

/s/ John Knox Singleton John Knox Singleton	Director	February 25, 2008

/s/ Bruce D. Sullivan Bruce D. Sullivan	Director	February 25, 2008

/s/ Dan S. Wilford Dan S. Wilford	Director	February 25, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
     The audits referred to in our report dated February 22, 2008 relating to the consolidated financial statements of Healthcare Realty Trust Incorporated, which is incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Shareholders for the year ended December 31, 2007, included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.
     In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

Nashville, Tennessee February 22, 2008	/s/ BDO Seidman, LLP

Schedule II — Valuation and Qualifying Accounts at December 31, 2007
(Dollars in thousands)

			Additions
		Balance at
		Beginning	Charged to costs	Charged to other	Uncollectible Accounts	Balance at End
	Description	of Period	and expenses	accounts	Written-off	of Period
2007	Accounts and notes receivable allowance	$2,522	$986	$—	$2,009	$1,499

	Preferred stock investment reserve	1,000	—	—	—	1,000

		3,522	986	—	2,009	2,499

2006	Accounts and notes receivable allowance	1,998	1,256	—	732	2,522

	Preferred stock investment reserve	1,000	—	—	—	1,000

		2,998	1,256	—	732	3,522

2005	Accounts and notes receivable allowance	2,016	1,308	—	1,326	1,998

	Preferred stock investment reserve	1,000	—	—	—	1,000

		$3,016	$1,308	$—	$1,326	$2,998

Schedule III — Real Estate and Accumulated Depreciation at December 31, 2007
(Dollars in thousands)

						Buildings, Improvements,
			Land			Lease Intangibles and CIP
				Cost Capitalized			Cost Capitalized				(1) (4)
	Number of		Initial	Subsequent to		Initial	Subsequent to		Personal	(3) (4)	Accumulated		Date	Date
	Properties	State	Investment	Acquisition	Total	Investment	Acquisition	Total	Property	Total Assets	Depreciation	Encumbrances	Acquired	Constructed
Medical Office	108	AZ, CA, CO, DC, FL,	$52,672	$917	$53,589	$919,758	$113,485	$1,033,243	$1,436	$1,088,268	$208,777	$29,959	1993-2007	1905 - 2007
		GA, HI, IL, KS, LA,												9 Under Const. (2)
		MD, MI, MO, MS, NV,
		PA, TN, TX, VA, WY
Physician Clinics	35	AL, AZ, CA, FL, GA,	18,910	380	19,290	154,806	5,214	160,020	139	179,449	38,695	0	1993-2006	1977-2003
		IN, MA, TN, TX, VA
Ambulatory Care/Surgery	12	CA, FL, GA, IL, MO,	17,452	449	17,901	79,218	5,694	84,912	106	102,919	27,766	17,682	1993-2001	1985-1998
		NV, TX
Specialty Outpatient	6	AL, FL, PA, TX	2,989	889	3,878	23,822	0	23,822	0	27,700	7,472	0	1998-1998	1986-1997
Specialty Inpatient	14	CA, IN, MI, TX	8,163	150	8,313	227,386	0	227,386	0	235,700	51,563	0	1994-2006	1983-2005
														1 Under Const. (2)
Other	11	IN, MI, MO, OK, PA,	2,366	40	2,406	49,562	3,241	52,803	666	55,874	16,583	1,808	1993-2007	1967-1995
		SC, TN, VA

Total Real Estate	186		102,552	2,825	105,377	1,454,552	127,634	1,582,186	2,347	1,689,910	350,856	49,449
Land Held for Development			—	—	—	18,554	—	18,554	—	18,554	—	—
Corporate Property			—	—	—	—	—	—	14,027	14,027	5,063	—

Total Property	186		$102,552	$2,825	$105,377	$1,473,106	$127,634	$1,600,740	$16,374	$1,722,491	$355,919	$49,449

(1)	Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 39.0 years, lease intangibles over 1.1 to 75 years, and personal property over 3 to 15 years, and land improvements over 9.5 to 15 years.

(2)	Development at 12/31/07.

(3)	Total assets at 12/31/07 have an estimated aggregate total cost of $1.6 billion for Federal Income Tax purposes.

(4)	Includes six assets held for sale at 12/31/07 of approximately $25.9 million (gross) and accumulated depreciation of $10.5 million and at 12/31/05 of $26.1 million (gross) and accumulated depreciation of $4.7 million. There were no assets held for sale at 12/31/06.

Schedule III — Real Estate and Accumulated Depreciation at December 31, 2007
(Dollars in thousands)
(Continued)
(5) Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2007, 2006, and 2005:

	Year to Date Ending 12/31/07 (4)		Year to Date Ending 12/31/06		Year to Date Ending 12/31/05 (4)
	Total	Accumulated	Total	Accumulated	Total	Accumulated
	Property	Depreciation	Property	Depreciation	Property	Depreciation

Beginning Balance	$1,928,326	$373,706	$1,855,149	$320,487	$1,904,195	$284,155
Additions during the period:
Real Estate	86,276	51,901	87,903	62,676	82,851	59,352
Corporate Property	765	184	300	576	997	1,244
Construction in Progress	47,294	—	40,133	—	6,311	—
Retirements / dispositions:
Real Estate	(339,060)	(69,523)	(55,106)	(9,980)	(139,187)	(24,247)
Corporate Property	(1,110)	(349)	(53)	(53)	(18)	(17)

Ending Balance	$1,722,492	$355,919	$1,928,326	$373,706	$1,855,149	$320,487

Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2007
(dollars in thousands)

				Periodic	Original
	Interest		Maturity	Payment	Face	Carrying
Description	Rate		Date	Terms	Amount	Amount	Balloon

Physician clinic facility located in California	8.30%		5/12/2016	(1)	$14,920	$14,920	$13,895	(5)
Physician clinic facility located in Texas	8.50%		9/1/2031	(2)	1,986	1,954	—	(6)
Medical office building under contruction in Iowa	6.33	%(8)	9/30/2008	(3)	15,245	10,739	10,739	(7)
Medical office building under contruction in Colorado	8.25%		1/10/2017	(4)	3,411	2,504	2,504	(7)

Total Mortgage Notes Receivable						$30,117

Notes:

(1)	Interest only until May 12, 2011, then principal and interest amortized monthly based on a 25 year amortization schedule.

(2)	Paid in monthly installments of principal and interest. Fully amortized over 300 months.

(3)	Interest only until maturity. Principal payments may be made during term without penalty with remaining principal balance due at maturity.

(4)	Interest only until maturity. Principal payments may be made during term without penalty with remaining principal balance due at maturity.

(5)	Prepayment may be made at anytime after May 12, 2008.

(6)	Prepayment may be made at anytime after July 5, 2010.

(7)	Prepayment may be made at anytime.

(8)	Interest rate at 12/31/07. Interest rate is variable based on LIBOR + 1.10%.

(9)	Mortgage repayments for the year ended December 31, 2007 include a $907 unscheduled payment received on the $3.4 million mortgage note.

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of period	$73,856	$105,795	$40,321
Additions during period:
New or acquired mortgages	14,150	37,787	71,976

	14,150	37,787	71,976
Deductions during period:
Scheduled principal payments	(84)	(347)	(2,180)
Mortgage repayments (9)	(57,805)	(69,124)	(4,073)
Amortization	—	(255)	(249)

	(57,889)	(69,726)	(6,502)

Balance at end of period	$30,117	$73,856	$105,795