Form 10-Q
period 2008-03-31
HEALTHCARE REALTY TRUST INC
filed 2008-05-05
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-11852

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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☑
As of April 30, 2008, 50,735,697 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Real estate properties:
Land	$102,173	$102,321
Buildings, improvements and lease intangibles	1,507,678	1,483,547
Personal property	16,425	16,305
Construction in progress	86,711	94,457

	1,712,987	1,696,630
Less accumulated depreciation	(357,779)	(345,457)

Total real estate properties, net	1,355,208	1,351,173

Cash and cash equivalents	11,068	8,519

Mortgage notes receivable	31,376	30,117

Assets held for sale and discontinued operations, net	13,413	15,639

Other assets, net	82,296	90,044

Total assets	$1,493,361	$1,495,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$792,361	$785,289

Accounts payable and accrued liabilities	39,320	37,376

Liabilities of discontinued operations	119	34

Other liabilities	41,101	40,798

Total liabilities	872,901	863,497

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 50,735,092 and 50,691,331 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	507	507

Additional paid-in capital	1,287,270	1,286,071

Accumulated other comprehensive loss	(4,346)	(4,346)

Cumulative net income	701,981	695,182

Cumulative dividends	(1,364,952)	(1,345,419)

Total stockholders’ equity	620,460	631,995

Total liabilities and stockholders’ equity	$1,493,361	$1,495,492

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended March 31, 2008 and 2007
(Dollars in thousands, except per share data)
(Unaudited)

	2008	2007
REVENUES
Master lease rent	$16,268	$15,691
Property operating	34,039	31,540
Straight-line rent	(64)	61
Mortgage interest	525	352
Other operating	4,237	4,997

	55,005	52,641

EXPENSES
General and administrative	6,045	6,175
Property operating	19,028	17,985
Bad debts, net of recoveries	218	5
Interest	11,286	13,514
Depreciation	12,181	10,813
Amortization	594	1,415

	49,352	49,907

INCOME FROM CONTINUING OPERATIONS	5,653	2,734

DISCONTINUED OPERATIONS
Income from discontinued operations	538	6,013
Impairments	(29)	(2,792)
Gain on sales of real estate properties	637	30,389

INCOME FROM DISCONTINUED OPERATIONS	1,146	33,610

NET INCOME	$6,799	$36,344

Basic Earnings Per Common Share
Income from continuing operations per common share	$0.11	$0.06
Discontinued operations per common share	0.03	0.72

Net income per common share	$0.14	$0.78

Diluted Earnings Per Common Share
Income from continuing operations per common share	$0.11	$0.06
Discontinued operations per common share	0.02	0.70

Net income per common share	$0.13	$0.76

Weighted Average Common Shares Outstanding — Basic	49,413,058	46,547,152

Weighted Average Common Shares Outstanding — Diluted	50,407,119	47,598,736

Dividends Declared, per Common Share, During the Period	$0.385	$5.410

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	2008	2007
Operating Activities
Net income	$6,799	$36,344
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,119	14,574
Stock-based compensation	1,296	1,712
Straight-line rent receivable	64	(61)
Straight-line rent liability	43	810
Gain on sales of real estate properties	(637)	(30,389)
Impairments	29	2,792
Equity in losses from unconsolidated LLCs	264	97
Provision for bad debts, net of recoveries	217	5
Changes in operating assets and liabilities:
Other assets	6,374	45
Accounts payable and accrued liabilities	3,779	1,725
Other liabilities	408	825

Net cash provided by operating activities	31,755	28,479

Investing Activities
Acquisition and development of real estate properties	(19,560)	(17,806)
Funding of mortgages and notes receivable	(1,265)	(3,926)
Distributions received from unconsolidated LLCs	423	262
Proceeds from sales of real estate	3,415	110,205
Proceeds from mortgages and notes receivable repayments	36	13,007

Net cash provided by (used in) investing activities	(16,951)	101,742

Financing Activities
Borrowings on notes and bonds payable	26,000	72,839
Repayments on notes and bonds payable	(18,907)	(169,873)
Dividends paid	(19,533)	(31,563)
Proceeds from issuance of common stock	185	273
Common stock redemption	—	(14)

Net cash used in financing activities	(12,255)	(128,338)

Increase in cash and cash equivalents	2,549	1,883
Cash and cash equivalents, beginning of period	8,519	1,950

Cash and cash equivalents, end of period	$11,068	$3,833

Supplemental Cash Flow Information:
Interest paid	$2,775	$4,341
Capitalized interest	1,658	722
Capital expenditures accrued	4,842	5,120
Mortgage note payable assumed	—	1,840
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
          Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that integrates owning, developing, financing and managing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $1.8 billion in 186 real estate properties and mortgages as of March 31, 2008, excluding assets classified as held for sale and including investments in three unconsolidated joint venture limited liability companies (“LLCs”). The Company’s 179 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 24 states, totaling approximately 11.0 million square feet. In addition, the Company provided property management services to approximately 7.3 million square feet nationwide.
Principles of Consolidation
          The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, consolidated variable interest entities (“VIEs”) and certain other affiliated entities with respect to which the Company controlled or controls the operating activities and receives substantially all of the economic benefits. The Company did not consolidate any variable interest entities in the first quarter of 2008 as the real estate properties relating to its variable interest entities were sold during 2007 with the sale of the senior living assets.
          The Company accounts for its joint venture investments in accordance with the American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” which provides guidance on whether an entity should consolidate an investment or account for it under the equity or cost methods.
          The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements that are included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2007. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. All significant inter-company accounts and transactions have been eliminated in the Condensed Consolidated Financial Statements.
          This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2007. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2008 due to many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of trends.

Variable Interest Entities
          In accordance with FASB Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46R”), a company must evaluate whether certain relationships it has with other entities constitute a variable interest in a variable interest entity (“VIE”). Prior to the sale of the Company’s senior living assets in 2007, the Company had concluded it had a variable interest in 21 VIEs and had also concluded that it was the primary beneficiary in six of the 21 VIEs. Therefore, in accordance with FIN No. 46R, the Company had consolidated the six entities into its Consolidated Financial Statements. As such, the Company’s Condensed Consolidated Income Statement for the three months ended March 31, 2007 includes, as part of discontinued operations, the operations of the six VIEs through their respective disposition dates. As of March 31, 2008, the Company concluded that it does not have any relationships with other entities constituting a variable interest in any VIEs.
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
Reclassifications
          Certain reclassifications have been made in the Condensed Consolidated Financial Statements for the three months ended March 31, 2007 to conform to the March 31, 2008 presentation.
Revenue Recognition
          The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). SAB No. 104 includes four criteria that must be met before revenue is realized or realizable and earned. The Company begins recognizing revenue when all four criteria have been met, such as collectibility is reasonably assured and the tenant has taken possession of or controls the physical use of the leased asset.
          The Company derives most of its revenues from its real estate property and mortgage notes receivable portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsors or borrowers. These contractual arrangements fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in master lease rent, property operating income, or mortgage interest income on the Company’s Condensed Consolidated Statements of Income, based on the type of contractual agreement.

     Rental Income
          Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. Additional rent, generally defined in most lease agreements as the cumulative increase in a Consumer Price Index (“CPI”) from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Rental income from properties under a master lease arrangement with the tenant is included in master lease rent and rental income from properties with multiple tenant lease arrangements is included in property operating income on the Company’s Condensed Consolidated Statements of Income.
     Interest Income
          Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortized period specific to each note.
     Property operating income
          As of March 31, 2008, the Company had property operating agreements, between the Company and a sponsoring health system, relating to 14 of the Company’s 170 owned real estate properties. The property operating agreements obligate the sponsoring health system to provide to the Company, for a short term, a minimum return on the Company’s investment in the property in return for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to pay to the Company the shortfall under the terms of these agreements. The Company recognizes the shortfall income in other operating income on the Company’s Condensed Consolidated Statements of Income.
Accumulated Other Comprehensive Loss
     SFAS No. 130, “Reporting Comprehensive Income,” requires that foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities, as well as other items, be included in comprehensive income (loss). The Company has included in accumulated other comprehensive loss its cumulative adjustment related to the adoption and subsequent application of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R).
     Total comprehensive income for the three months ended March 31, 2008 and 2007 is detailed in the following table.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Net income	$6,799	$36,344
Other comprehensive income	—	120

Total comprehensive income	$6,799	$36,464

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

          The Company must pay certain state income taxes which are included in general and administrative expense on the Company’s Condensed Consolidated Statements of Income.
          The Company classifies interest and penalties related to uncertain tax positions, if any, in the consolidated financial statements as a component of general and administrative expense.
Incentive Plans
          The Company follows the provisions of SFAS No. 123(R), “Share-Based Payment,” for accounting for its stock-based awards. As of March 31, 2008, the Company had issued and outstanding various employee and non-employee stock-based awards. These awards included restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plan.
Accounting for Defined Benefit Pension Plans
          The Company accounts for its pension plans in accordance with SFAS No. 158. The Company has pension plans under which the Company’s Board of Directors and certain designated employees may receive retirement benefits upon retirement and the completion of five years of service with the Company. The plans are unfunded and benefits will be paid from earnings of the Company.
Operating Leases
          As described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company is obligated under operating lease agreements consisting primarily of the corporate office lease and various ground leases related to the Company’s real estate investments where the Company is the lessee.
Discontinued Operations and Assets Held for Sale
          The Company periodically sells properties based on market conditions and the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Income in accordance with the criteria established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Pursuant to SFAS No. 144, a company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets classified as held for sale on the Company’s Condensed Consolidated Balance Sheet are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Condensed Consolidated Statements of Income. As of March 31, 2008, the Company had classified four real estate properties as held for sale.
Land Held for Development
          Land held for development, which is included in construction in progress on the Company’s Condensed Consolidated Balance Sheet, includes parcels of land owned by the Company, upon which the Company intends to develop and own medical office and outpatient healthcare properties. See Note 5 for a detail of the Company’s land held for development.

New Pronouncements
     Fair Value Measurements
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement applies to other current pronouncements that require or permit fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities which are not recognized or disclosed on a recurring basis. However, the Company does not anticipate that the full adoption of SFAS No. 157 will have a significant impact on the Company’s financial statements.
     The Fair Value Option for Financial Assets and Financial Liabilities
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159, which became effective for the Company on January 1, 2008, provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different fair value measurement attributes for similar types of assets and liabilities. The Company has elected not to report any of its financial assets or liabilities at fair value. As such, SFAS No. 159 has not had a material impact on the Company’s Condensed Consolidated Financial Statements.
     Business Combinations and Noncontrolling Interests in Consolidated Financial Statements
          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”). These standards were designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 also eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 141(R) and SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company has not yet concluded the impact these new standards will have, if any, on its Consolidated Financial Statements.
Note 2. Real Estate and Mortgage Notes Receivable Investments
          The Company had investments of approximately $1.8 billion in 186 real estate properties and mortgage notes receivable as of March 31, 2008, excluding assets classified as held for sale and including investments in three unconsolidated limited liability companies. The Company’s 179 owned real estate properties, excluding assets classified as held for sale, are located in 24 states with approximately 11.0 million total square feet. The table below details the Company’s investments.

	Number of	Investment		Square
(Dollars and Square Feet in thousands)	Investments	Amount	%	Feet
Owned properties
Master leases
Medical office	14	$91,673	5.2%	716
Physician clinics	20	137,589	7.8%	803
Ambulatory care/surgery	7	39,962	2.3%	160
Specialty outpatient	6	27,700	1.6%	118
Specialty inpatient	13	232,470	13.2%	977
Other	10	43,741	2.5%	498

	70	573,135	32.5%	3,272
Financial support agreements
Medical office	14	149,243	8.5%	1,048

	14	149,243	8.5%	1,048
Multi-tenanted with occupancy leases
Medical office	79	852,652	48.4%	6,177
Physician clinics	12	38,556	2.2%	244
Ambulatory care/surgery	4	58,835	3.3%	268
Other	—	10,047	0.6%	—

	95	960,090	54.5%	6,689

Land held for development	—	16,376	0.9%	—
Corporate property	—	14,143	0.8%	—

	—	30,519	1.7%	—

Total owned properties	179	1,712,987	97.2%	11,009

Mortgage notes receivable
Medical office	2	14,508	0.8%	—
Physician clinics	2	16,868	1.0%	—

	4	31,376	1.8%	—
Unconsolidated LLC investments, net
Medical office	2	11,042	0.6%	—
Other	1	6,627	0.4%	—

	3	17,669	1.0%	—

Total real estate investments	186	$1,762,032	100.0%	11,009

Asset Acquisitions
          The Company did not complete any acquisitions during the first quarter of 2008 but continued construction on its properties under development.
Asset Dispositions
          During the first quarter of 2008, the Company disposed of a 36,951 square foot building in Mississippi in which it had a total gross investment of approximately $2.9 million ($1.6 million, net). The purchase price was $2.0 million and the Company recognized a $0.3 million net gain from the sale, net of closing costs of $0.1 million. Also, the Company sold a 7,500 square foot physician clinic in Texas in which it had a total gross investment of approximately $0.5 million ($0.4 million, net). The purchase price was $0.5 million and the Company recognized a $0.1 million net gain from the sale. Finally, the Company disposed of a parcel of land in Pennsylvania for a purchase price of approximately $0.8 million, which approximated the Company’s net book value, and the Company recognized a $29,000 impairment charge upon sale. During the first quarter of 2008, the Company also recorded a $0.2 million gain due to the collection of certain receivables by the Company relating to senior living properties sold during 2007.
Purchase Options Exercised
          In April 2008, the Company received notice from a tenant of its intent to purchase four properties from the Company pursuant to purchase options contained in its leases with the Company. The Company’s aggregate investment in the buildings was approximately $23.0 million ($15.9 million, net) at March 31, 2008. The Company expects to sell these properties to the tenant in the first quarter of 2009 for approximately $21.7 million in net proceeds, including $0.8 million in lease termination fees, which will result in a gain on sale. In accordance with SFAS No. 144, the four properties remained in continuing operations as of and for the three months ended March 31, 2008, but will be reclassified to discontinued operations beginning with the second quarter of 2008 since the notices were not received by the Company until the second quarter of 2008.
          During 2007, the Company received notice from a tenant of its intent to purchase two buildings from the Company pursuant to purchase options contained in each of the building leases. The Company’s aggregate investment in one of the buildings was approximately $18.5 million ($10.4 million, net) at March 31, 2008. The Company expects to sell this property to the tenant in the second quarter of 2008 for approximately $18.5 million in net proceeds, resulting in a gain on sale. As such, the assets and liabilities of the real estate property are included in assets held for sale and discontinued operations, and its results of operations are included in discontinued operations on the Company’s Consolidated Financial Statements as of March 31, 2008. The Company is in a dispute with the tenant concerning the price and enforceability of the option on the second property. The Company’s gross investment in the second building was approximately $46.8 million ($33.2 million, net) and the Company carried a mortgage note payable on the building with a principal balance of $19.9 million at March 31, 2008. The disputed range of purchase price is higher than the Company’s carrying amount of the building. The Company is uncertain as to when the second transaction might close, if at all. As a result, the second property has not been reclassified to assets held for sale and discontinued operations and its results of operations have not been reclassified to discontinued operations on the Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2008.
Purchase Options Exercisable
          Certain of the Company’s leases include purchase option provisions. The provisions vary from lease to lease but generally allow the lessee to purchase the property covered by the lease at the greater of fair market value or an amount equal to the Company’s gross investment. Other than the properties discussed in the preceding paragraph, as of March 31, 2008, the Company had a gross investment of approximately $174.8 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators and lessees that had not been exercised.
Note 3. Notes and Bonds Payable
          The table below details the Company’s notes and bonds payable.

	Mar. 31,	Dec. 31,	Maturity	Contractual	Principal	Interest
(In thousands)	2008	2007	Dates	Interest Rates	Payments	Payments

Unsecured Credit Facility due 2009	$144,000	$136,000	1/09	LIBOR + 0.90%	At maturity	Quarterly
Senior Notes due 2011, including premium	300,807	300,864	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	299,012	298,976	4/14	5.125%	At maturity	Semi-Annual
Mortgage notes payable	48,542	49,449	5/11-10/32	5.49%-8.50%	Monthly	Monthly

	$792,361	$785,289

          The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2008, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Unsecured Credit Facility due 2009
          The Company has a $400.0 million credit facility (the “Unsecured Credit Facility due 2009”) with a syndicate of 10 banks that it entered into in January 2006. The Unsecured Credit Facility due 2009 matures in January 2009, but the term may be extended one additional year at the option of the Company. Loans outstanding under the Unsecured Credit Facility due 2009 bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the Company’s unsecured debt ratings. As of March 31, 2008, the weighted average rate on borrowings outstanding on the facility was approximately 3.92% and the remaining capacity on the facility was approximately $127.0 million. Additionally, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. On April 17, 2008, the Company entered into an amendment to its credit facility which modified certain financial covenants and had the effect of providing the Company full borrowing capacity under its credit facility. As such, at April 30, 2008, the Company had $150.0 million outstanding under the facility and had borrowing capacity remaining of $250.0 million.
Senior Notes due 2011
          In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. In 2001, the Company entered into interest rate swap agreements for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. In 2003, the Company terminated these interest rate swap agreements, received cash equal to the fair value of the terminated swaps of $18.4 million, and entered into new swap agreements. The swap agreements entered into in 2003 were then terminated in June 2006 and the Company paid cash equal to the fair value of the terminated swaps of $10.1 million. The net premium resulting from the terminations of the interest rate swaps, net of the original discount, is combined with the principal balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets and is being amortized against interest expense over the remaining term of the notes yielding an effective interest rate on the notes of 7.896%.
          The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(In thousands)	2008	2007

Senior Notes due 2011 face value	$300,000	$300,000
Unamortized net gain (net of discount)	807	864

Senior Notes due 2011 carrying amount	$300,807	$300,864

Senior Notes due 2014
          In 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding an effective interest rate of 5.19% per annum.

          The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(In thousands)	2008	2007

Senior Notes due 2014 face value	$300,000	$300,000
Unaccreted discount	(988)	(1,024)

Senior Notes due 2014 carrying amount	$299,012	$298,976

          In April 2008, the Company’s Board of Directors authorized the Company to repurchase in the open market up to $20 million of its Senior Notes due 2011 and $30 million of its Senior Notes due 2014. As of May 1, 2008, the Company had repurchased $3.5 million of its Senior Notes due 2011 and $1.2 million of its Senior Notes due 2014. The Company may elect, from time to time, to repurchase and retire its notes either when market conditions are appropriate or as a means to reinvest available cash.
Mortgage Notes Payable
          The following table details the Company’s mortgage notes payable, with related collateral, at March 31, 2008.

						Investment in
		Effective		Number		Collateral	Contractual Balance at
	Original	Interest	Maturity	of Notes		at March 31,	Mar. 31,	Dec. 31,
(Dollars in millions)	Balance	Rate	Date	Payable	Collateral (6)	2008	2008	2007

Life Insurance Co. (1)	$23.3	7.765%	7/26	1	MOB	$46.8	$19.9	$20.0
Life Insurance Co. (2)	4.7	7.765%	1/17	1	MOB	11.2	2.9	3.0
Commercial Bank (3)	23.4	7.220%	5/11	5	6 MOBs; 1 ASC	54.1	9.4	10.1
Commercial Bank (4)	1.8	5.550%	10/32	1	OTH	7.3	1.8	1.8
Life Insurance Co. (5)	15.1	5.490%	1/16	1	ASC	32.5	14.5	14.5

				9		$151.9	$48.5	$49.4

(1)	Payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(3)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(6)	MOB-Medical office building; ASC-Ambulatory care/Surgery; OTH-Other.
          The contractual interest rates for the nine outstanding mortgages ranged from 5.49% to 8.50% at March 31, 2008.
Other Long-Term Debt Information
          Future maturities of the Company’s notes and bonds payable as of March 31, 2008 were as follows:

		Discount/	Total
	Principal	Premium	Notes and
(Dollars in thousands)	Maturities	Amortization	Bonds Payable	%

2008	$2,804	$70	$2,874	0.4%
2009 (1)	147,994	102	148,096	18.7%
2010	4,296	115	4,411	0.5%
2011	302,624	(72)	302,552	38.2%
2012	1,719	(178)	1,541	0.2%
2013 and thereafter	333,106	(219)	332,887	42.0%

	$792,543	$(182)	$792,361	100.0%

(1)	Includes $144.0 million outstanding on the Unsecured Credit Facility due 2009 which may be extended one additional year at the Company’s option.

Note 4. Other Assets
          Other assets consist primarily of receivables, straight-line rent receivables, and intangible assets. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	March 31,	December 31,
(In thousands)	2008	2007

Straight-line rent receivables	$23,158	$23,222
Investments in unconsolidated LLCs	17,669	18,356
Accounts receivable, net	9,001	15,417
Prepaid assets	12,172	12,868
Notes receivable, net	590	624
Above-market intangible assets, net	6,634	6,660
Deferred financing costs, net	3,705	4,067
Goodwill	3,487	3,487
Acquired patient accounts receivable, net	1,865	1,912
Customer relationship intangible assets, net	1,302	1,311
Other	2,713	2,120

	$82,296	$90,044

Unconsolidated Limited Liability Companies
          At March 31, 2008, the Company had investments in three joint venture LLCs that had investments in healthcare-related real estate properties. The Company invested in these LLCs during 2005 and 2006 and accounts for two of the investments under the equity method and one of the investments under the cost method. The Company’s net investments in the three LLCs are included in other assets on the Company’s Condensed Consolidated Balance Sheet, and the related income or loss is included in other operating income on the Company’s Condensed Consolidated Income Statement. The Company recognized income of approximately $269,000 and $258,000, respectively, for the three months ended March 31, 2008 and 2007 related to the LLC accounted for under the cost method. The Company’s income (loss) recognized and distributions received for each period related to its LLCs accounted for under the equity method are shown in the table below. The equity in losses recognized during the first quarter of 2008 by the Company includes $0.3 million relating to a depreciation adjustment recorded by the joint venture for the prior year.

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007

Net LLC investments, beginning of period	$18,356	$20,079
Equity in losses recognized during the period	(264)	(97)
Distributions received during the period	(423)	(262)

Net LLC investments, end of period	$17,669	$19,720

Note 5. Commitments and Contingencies
Construction in Progress
          As of March 31, 2008, the Company had nine medical office/outpatient buildings under development with estimated completion dates ranging from the third quarter of 2008 through the fourth quarter of 2010. The Company also had land held for development at March 31, 2008 of approximately $16.4 million on which the Company expects to develop and own medical office buildings and outpatient healthcare facilities. The table below details the Company’s construction in progress and land held for development as of March 31, 2008. The information included in the table below represents management’s estimates and expectations at March 31, 2008 which is subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results.

	Estimated
	Completion	Property				Estimated	Estimated
	Date —	Type		Approximate	Investment	Remaining	Total
State	Core and Shell	(1)	Properties	Square Feet	To Date	Fundings	Investment

(Dollars in thousands)

Under construction:
Colorado	3Q 2008	MOB	2	169,000	$15,597	$11,803	$27,400
Arizona	4Q 2008	MOB	2	188,000	13,297	17,703	31,000
Illinois	3Q 2009	MOB	1	100,000	6,540	19,860	26,400
Texas	3Q 2009	MOB	1	135,000	6,595	26,405	33,000
Texas	4Q 2009	MOB	1	120,000	6,347	22,253	28,600
Hawaii	1Q 2010	MOB	1	133,000	13,229	72,771	86,000
Texas	4Q 2010	MOB	1	90,000	8,730	17,570	26,300

Land held for development:
Texas					7,963
Illinois					8,413

			9	935,000	$86,711	$188,365	$258,700

(1)	MOB-Medical office building
Other Construction
          The Company also had various remaining first-generation tenant improvements budgeted as of March 31, 2008 totaling approximately $15.5 million related to properties that were developed by the Company, as well as a tenant improvement obligation totaling approximately $0.8 million related to a project developed by a joint venture in which the Company holds a 75% non-controlling equity interest.
Legal Proceedings
          On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks unspecified compensatory and punitive damages. Following the settlement of a number of claims unrelated to the claims against Capstone, the court lifted a lengthy stay on discovery in April 2007, and discovery is now proceeding. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
          In connection with the shareholder derivative suit discussed above, Capstone filed a claim with its directors’ and officers’ liability insurance carrier, Twin City Fire Insurance Company (“Twin City”), an affiliate of the Hartford family of insurance companies, for indemnity against legal and other expenses incurred by Capstone related to the suit and any judgment rendered. Twin City asserted that the Company’s claim was not covered under the D&O policy and refused to reimburse Capstone’s defense expenses. In September 2005, Capstone filed suit against Twin City for coverage and performance under its insurance policy. In the fourth quarter of 2007, the federal district judge in Birmingham, Alabama entered partial summary judgment on Capstone’s claim for advancement of defense costs under the policy. Capstone and Twin City have agreed to an interim plan for Twin City’s payment of defense costs, fees and expenses, subject to Twin City’s appeal of the partial summary judgment ruling. As of March 31, 2008, the Company had received $1.6 million from Twin City and had recorded approximately $0.5 million in additional receivables due from Twin City for incurred but unreimbursed expenses related to the suit. The Company will continue to bill amounts to Twin City for its expenses incurred in defense of the underlying HealthSouth shareholder derivative litigation. The Company is recording these amounts as an offset to property operating expense on the Company’s Condensed Consolidated Statements of Income. The Company does not believe an appellate reversal of the partial summary judgment ruling is probable. However, if the ruling were to be reversed, the Company would be required to repay all monies received from Twin City.
          In May 2006, Methodist Health System Foundation, Inc. (the “Foundation”) filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event but do allow for a reduction in the Foundation’s obligation for any insurance proceeds received by the Company for business interruption related to a casualty event. As such, the Company has continued to record revenue under its financial support agreements with the Foundation with approximately $0.5 million recognized as revenue in 2008. The Company’s receivable from the Foundation totaled approximately $2.0 million as of March 31, 2008. The Company also had property and casualty receivables recorded, totaling approximately $1.3 million, due from the Company’s property insurance carrier to partially reimburse the Company for costs incurred related to rebuilding and reopening its medical office buildings which were damaged from Hurricane Katrina. During the first quarter of 2008, the Company received from its insurance carrier proceeds totaling approximately $3.8 million, of which approximately $2.5 million was applied to its business interruption claim, offsetting a portion of the Company’s receivable from the Foundation, and $1.3 million applied to its property casualty claim, offsetting the Company’s property casualty receivables. If the Foundation is relieved of its obligations to pay the remaining outstanding amounts to the Company, the Company’s cash flows and results of operations could be negatively impacted. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements.
          The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Note 6. Stockholders’ Equity
Earnings per share
          The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share” for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2008	2007

Weighted Average Shares
Weighted Average Shares Outstanding	50,732,112	47,822,755
Unvested Restricted Stock Shares	(1,319,054)	(1,275,603)

Weighted Average Shares — Basic	49,413,058	46,547,152

Weighted Average Shares — Basic	49,413,058	46,547,152
Dilutive effect of Restricted Stock Shares	939,270	994,487
Dilutive effect of Employee Stock Purchase Plan	54,791	57,097

Weighted Average Shares — Diluted	50,407,119	47,598,736

Net Income
Income from Continuing Operations	$5,653	$2,734
Discontinued Operations	1,146	33,610

Net Income	$6,799	$36,344

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.11	$0.06
Discontinued Operations per common share	0.03	0.72

Net Income per common share	$0.14	$0.78

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.11	$0.06
Discontinued Operations per common share	0.02	0.70

Net Income per common share	$0.13	$0.76

Common Stock Dividends
          On January 29, 2008, the Company declared its quarterly Common Stock dividend in the amount of $0.385 per share payable to shareholders of record on February 15, 2008. This dividend was paid on March 3, 2008.
Equity Offering
          On September 28, 2007, the Company sold 2,760,000 shares of common stock, par value $0.01 per share, at $24.85 per share to an investment bank. The transaction generated approximately $68.4 million in net proceeds to the Company. The proceeds were used to fund acquisitions under contract and construction underway of medical office and outpatient facilities and for other general purposes; and were used to temporarily repay a portion of amounts outstanding under the Company’s Unsecured Credit Facility due 2009.
Authorization to Repurchase Common Stock
          In July 2006, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows from investing activities. Such purchases, if any, may be made either in the open market or through privately negotiated transactions. As of March 31, 2008, the Company had not repurchased any shares under this authorization.

Incentive Plans
          As of March 31, 2008, the Company had issued and outstanding various employee and non-employee stock-based awards. These awards included restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plan.
          A summary of the activity under the incentive plans for the three months ended March 31, 2008 and 2007 is included in the table below. During the first quarter of 2008, the Company recorded amortization expense relating to its deferred compensation arrangements with its executive officers and directors of which approximately $0.2 million related to the prior year.

	Three Months Ended
	March 31,
	2008	2007

Nonvested shares, beginning of period	1,289,646	1,261,613
Granted	49,704	20,374
Vested	(33,388)	(26,360)
Forfeited	(3,280)	(2,251)

Nonvested shares, end of period	1,302,682	1,253,376

          Under the Company’s employee stock purchase plan, in January of each year each eligible employee is able to purchase up to $25,000 of Common Stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the employee stock purchase plan expire if not exercised 27 months after each such option’s date of grant. In accordance with SFAS No. 123(R), the Company recorded approximately $216,000 to general and administrative expenses during the first quarter of 2008 relating to the annual grant of options to its employees under the employee stock purchase plan.
          A summary of the activity under the employee stock purchase plan for the three months ended March 31, 2008 and 2007 is included in the table below.

	Three Months Ended
	March 31,
	2008	2007

Outstanding, beginning of period	179,603	171,481
Granted	194,832	128,928
Exercised	(2,104)	(4,320)
Forfeited	(11,767)	(20,214)
Expired	—	—

Outstanding and exercisable, end of period	360,564	275,875

Note 7. Defined Benefit Pension Plans
          The Company has pension plans under which the Company’s Board of Directors and certain designated employees may receive certain retirement benefits upon retirement and the completion of five years of service with the Company. The plans are unfunded, and benefits will be paid from earnings of the Company. Net periodic benefit cost recorded related to the Company’s pension plans for the three months ended March 31, 2008 and 2007 is detailed in the table below.

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Service costs	$318	$263
Interest costs	304	208
Amortization of net gain/loss	222	67

	844	538
Net loss recognized in other comprehensive loss	—	(120)

Total recognized in net periodic benefit cost and other comprehensive loss	$844	$418

Note 8. Other Operating Income
          Other operating income on the Company’s Condensed Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Property lease guaranty revenue	$3,308	$3,674
Interest income	72	159
Management fee income	45	68
Replacement rent	616	619
Income from unconsolidated joint ventures	5	161
Other	191	316

	$4,237	$4,997

Note 9. Retirement and Termination Benefits in 2007
          During the first quarter of 2007, the Company recorded a $1.5 million charge, included in general and administrative expenses on the Company’s Condensed Consolidated Income Statement, and established a severance and payroll tax liability relating to the retirement of the Company’s Chief Operating Officer and elimination of five other officer and employee positions in the Company’s corporate and regional offices. This charge is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note 10. Taxable Income
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
          The following table reconciles the Company’s consolidated net income to taxable income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Net income	$6,799	$36,344
Items to Reconcile Net Income to Taxable Income:
Depreciation and amortization	2,878	4,064
Gain or loss on disposition of depreciable assets	(3,708)	11,677
Straight-line rent	107	749
VIE consolidation	0	206
Receivable allowances	355	4,142
Stock-based compensation	1,602	1,892
Other	(443)	(334)

Taxable income (1)	$7,590	$58,740

Dividends paid	$19,533	$31,563

(1)	Before REIT dividend paid deduction.
State Income Taxes
          State income tax expense and state income tax payments for the three months ended March 31, 2008 and 2007 are detailed in the table below.

	Three Months Ended
	March 31,
(In thousands)	2008	2007

State income tax expense:
Texas gross margins tax	$98	$98
Other	34	20

Total state income tax expense	$132	$118

State income tax payments, net of refunds	$0	$16

Note 11. Subsequent Events
Common Stock Dividend
          On April 29, 2008, the Company’s Board of Directors declared a quarterly common stock cash dividend in the amount of $0.385 per share payable on June 3, 2008 to shareholders of record on May 15, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Disclosure Regarding Forward-Looking Statements
          This report and other material Healthcare Realty Trust Incorporated (the “Company”) has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “continue,” “could,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risk, as described in the Company’s Annual Report on Form 10-K, and in this report that could significantly affect the Company’s current plans and expectations and future financial condition and results.
          The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports, including, without limitation, estimates and projections regarding the performance of development projects the Company is pursuing.
          For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A of Part II of this quarterly report on Form 10-Q.
Business Overview
          The Company operates under the Internal Revenue Code of 1986, as amended, as an indefinite life real estate investment trust (“REIT”). The Company, a self-managed and self-administered REIT, integrates owning, managing and developing income-producing real estate properties and mortgages associated primarily with the delivery of outpatient healthcare services throughout the United States. Management believes that by providing a complete spectrum of real estate services, the Company can differentiate its competitive market position, expand its asset base and increase revenues over time.
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
Executive Overview
          The Company continues to pursue opportunities to develop outpatient medical facilities. As of March 31, 2008, the Company had nine development projects underway with budgets totaling approximately $258.7 million. The Company expects completion of four of the nine projects with budgets totaling approximately $58.4 million during 2008 and expects the remaining five projects with budgets totaling approximately $200.3 million to be completed during 2009 and 2010. Beyond the projects currently under construction, the Company is working on several other projects. If the Company continues to pursue these other projects, it could have total project budgets of approximately $214.0 million and, based on management’s current estimates of when construction might start, could have completion dates in 2010 and 2011.

          While the Company actively pursues existing property investments, management continues to see high valuations on properties in the medical office sector.
          The Company’s real estate portfolio, diversified by facility type, geography, tenant and payor mix, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice patterns. As discussed in “Liquidity and Capital Resources - Liquidity” below, management believes it is well-positioned from a capital structure and liquidity viewpoint to fund its investment activity. At March 31, 2008, the Company’s leverage ratio was approximately 44.7% (calculated in accordance with the credit facility, as amended in April 2008) and 80% of its existing debt portfolio had maturity dates after 2010. On April 17, 2008, the Company entered into an amendment to its credit facility which modified certain financial covenants and had the effect of providing the Company full borrowing capacity under its credit facility. As such, the Company had remaining borrowing capacity under its unsecured credit facility of $250.0 million at April 30, 2008.
Trends and Matters Impacting Operating Results
          Management monitors factors and trends important to the Company and the REIT industry in order to gauge the potential impact on the operations of the Company. Discussed below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 are some of the factors and trends that management believes may impact future operations of the Company.
Development Activity
          The Company continues to focus on developing medical office and outpatient facilities. The development investments that the Company pursues are either relationship-based, with a particular operator or hospital system, or they are market-driven, where the underlying fundamentals in a particular market make the development of medical office and outpatient facilities, without an existing healthcare system relationship, compelling. The Company’s market-driven development opportunities are generally on sites that are most often near acute-care hospitals and in markets with strong population growth and are advantageous because of fewer use and leasing restrictions, shorter development timelines, and the prospect for higher investment returns. The Company’s ability to complete, lease-up and operate these facilities in a given period of time will impact the Company’s results of operations and cash flows. More favorable completion dates, lease-up periods and rental rates will result in improved results of operations and cash flows, while lagging completion dates, lease-up periods and rental rates will likely result in less favorable results of operations and cash flows. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results. See Note 5 to the Condensed Consolidated Financial Statements for more information on the Company’s development activities.
Purchase Option Provisions
          Certain of the Company’s leases include purchase option provisions. These provisions vary from lease to lease but generally allow the lessee to purchase the property covered by the lease from the Company at the greater of fair market value or an amount equal to the Company’s gross investment. See “Liquidity and Capital Resources — Purchase Options” below and Note 2 to the Condensed Consolidated Financial Statements for more information on these purchase option provisions.
Expiring Leases and Financial Support Agreements
          Master leases on four of the Company’s properties and financial support arrangements related to four of the Company’s properties will expire in 2008. If the Company is unable to negotiate renewals of these agreements at favorable rates or the underlying tenant rents do not support the current rental rates or returns, then the Company’s results of operations and cash flows could be negatively impacted.
          In the multi-tenanted properties, leases are generally short-term in nature, resulting in a consistent and constant level of lease expirations each year. In 2008, over 400 leases in these properties will expire, but the Company anticipates that it will be able to renew the majority of these leases at favorable rates.

Funds from Operations
          Funds from Operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” Impairment charges may not be added back to net income in calculating FFO, which has the effect of decreasing FFO in the period recorded. In the first quarter of 2007, based on management’s decision to sell certain properties, the Company recorded impairment charges totaling $2.8 million, which reduced FFO per diluted share by approximately $0.06 for the three months ended March 31, 2007. Also, FFO for the first quarter of 2008 was impacted by the disposition of the senior living assets during 2007, because of the elimination of the operations of the divested assets. FFO and FFO per share generated by the senior living assets disposed of during 2007 totaled approximately $7.3 million, or $0.15 per diluted share, for the first quarter of 2007.
          Management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Management uses FFO and FFO per share to compare and evaluate its own operating results from period to period, and to monitor the operating results of the Company’s peers in the REIT industry. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share.
          However, FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles FFO to net income for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2008	2007

Net income	$6,799	$36,344
Gain on sales of real estate properties	(637)	(30,389)
Real estate depreciation and amortization	13,273	14,371

Total adjustments	12,636	(16,018)

Funds from Operations — Basic and Diluted	$19,435	$20,326

Funds from Operations per Common Share — Basic	$0.39	$0.44

Funds from Operations per Common Share — Diluted	$0.39	$0.43

Weighted Average Common Shares Outstanding — Basic	49,413,058	46,547,152

Weighted Average Common Shares Outstanding — Diluted	50,407,119	47,598,736

Results of Operations
First Quarter 2008 Compared to First Quarter 2007
          Net income for the quarter ended March 31, 2008 totaled $6.8 million, or $0.14 per basic common share ($0.13 per diluted common share) compared with net income of $36.3 million, or $0.78 per basic common share ($0.76 per diluted common share) for the same period in 2007. Total revenues from continuing operations totaled $55.0 million for the three months ended March 31, 2008 compared to $52.6 million for the same period in 2007. Income from continuing operations for the quarter ended March 31, 2008 totaled $5.7 million, or $0.11 per basic and diluted common share, compared to $2.7 million, or $0.06 per basic and diluted share, for the same period in 2007.
          The results of operations for the first quarter of 2008 compared to the results of operations for the first quarter of 2007 are impacted by several items. During 2007, the Company disposed of its senior living assets. The results of operations of the assets disposed of are included in discontinued operations on the Condensed Consolidated Income Statement for the three months ended March 31, 2007, including a net gain related to the disposition totaling approximately $30.4 million, or $0.65 per basic common share ($0.64 per diluted common share). Also, during the first quarter of 2007, the Company recorded a $1.5 million charge, or $0.03 per basic and diluted common share, related to the retirement and termination of several employees and a $2.8 million impairment charge, or $0.06 per basic and diluted share, related to four properties classified as held for sale. As a result of these and other items, the period-over-period comparisons of net income, net income per share, FFO, and FFO per share are impacted.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%

REVENUES
Master lease rent	$16,268	$15,691	$577	3.7%
Property operating	34,039	31,540	2,499	7.9%
Straight-line rent	(64)	61	(125)	-204.9%
Mortgage interest	525	352	173	49.1%
Other operating	4,237	4,997	(760)	-15.2%

	55,005	52,641	2,364	4.5%

EXPENSES
General and administrative	6,045	6,175	(130)	-2.1%
Property operating	19,028	17,985	1,043	5.8%
Bad debts, net of recoveries	218	5	213	4,260.0%
Interest	11,286	13,514	(2,228)	-16.5%
Depreciation	12,181	10,813	1,368	12.7%
Amortization	594	1,415	(821)	-58.0%

	49,352	49,907	(555)	-1.1%

INCOME FROM CONTINUING OPERATIONS	5,653	2,734	2,919	106.8%

DISCONTINUED OPERATIONS
Income from discontinued operations	538	6,013	(5,475)	-91.1%
Impairments	(29)	(2,792)	2,763	-99.0%
Gain on sales of real estate properties	637	30,389	(29,752)	-97.9%

INCOME FROM DISCONTINUED OPERATIONS	1,146	33,610	(32,464)	-96.6%

NET INCOME	$6,799	$36,344	$(29,545)	-81.3%

          Total revenues from continuing operations for the quarter ended March 31, 2008 increased $2.4 million, or 4.5%, compared to the same period in 2007, mainly for the reasons discussed below:
•	Master lease income increased $0.6 million, or 3.7%, due mainly to a lease termination fee totaling $0.7 million received by the Company from one tenant.

•	Property operating income increased $2.5 million, or 7.9%, due mainly to additional revenues totaling approximately $0.7 million from the commencement of operations of two medical office buildings previously under construction, additional revenues of approximately $0.5 million resulting from the acquisition of a medical office building in the third quarter of 2007, with the remaining $1.3 million generally related to additional revenues from new tenant lease agreements and stated annual rental increases.

•	Other operating income decreased $0.8 million, or 15.2%, due mainly to the expiration of a property operating agreement during 2007, resulting in a decrease in lease guaranty revenue of approximately $0.3 million, proceeds received in the first quarter of 2007 from a settlement with an operator of approximately $0.1 million, and a decrease in net operating income of approximately $0.3 million relating to one of its joint venture investments due to a prior year depreciation adjustment recorded by the joint venture.
          Total expenses for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 decreased $0.6 million, or 1.1%, mainly for the reasons discussed below:
•	General and administrative expenses decreased $0.1 million, or 2.1%. In the first quarter of 2007, the Company recorded a $1.5 million charge relating to the retirement of one officer and the termination of several other employees which was offset partially by costs incurred during the first quarter of 2008 relating to the Company’s development efforts of approximately $0.3 million, additional amortization expense relating to its deferred compensation arrangements with its executive officers and directors totaling approximately $0.4 million, of which approximately $0.2 million related to the prior year, other compensation related costs totaling approximately $0.4 million, and costs incurred relating to the Company’s annual filings totaling approximately $0.2 million.

•	Property operating expense increased $1.0 million, or 5.8%, as compared to the same period in 2007 mainly due to additional expenses of approximately $0.5 million recognized from the commencement of operations of two medical office buildings previously under construction and approximately $0.3 million in additional expenses recognized related to the acquisition of a medical office building in the third quarter of 2007. Increase in utilities and personnel expenses were also recognized during the first quarter of 2008 totaling approximately $0.6 million. These amounts were offset by the recognition of straight-line rent expense during the first quarter of 2007 for prior periods totaling approximately $0.7 million related to ground leases where the Company is the lessee.

•	Interest expense decreased $2.2 million, or 16.5%, due mainly to a decrease of $1.2 million related mainly to a lower average interest rate on the unsecured credit facility in the first quarter of 2008 as compared to the first quarter of 2007 and an increase in capitalized interest of approximately $1.0 million related to the Company’s development activities.

•	Depreciation expense increased $1.4 million, or 12.7%, due mainly to the acquisition of three real estate properties during 2007 and the commencement of operations of two medical office buildings that were previously under construction, as well as various building and tenant improvements.

•	Amortization expense decreased $0.8 million, or 58.0%, mainly due to a decrease in amortization expense recognized on lease intangibles that have fully amortized.

          Income from discontinued operations totaled $1.1 million and $33.6 million, respectively, for the three months ended March 31, 2008 and 2007, which includes the results of operations, gains on sale, and impairment charges related to property disposals during 2008 and 2007, as well as the results of operations related to assets classified as held for sale at March 31, 2008.
Liquidity and Capital Resources
          The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under its unsecured credit facility, or from other private debt or equity offerings. For the three months ended March 31, 2008, the Company generated approximately $31.8 million in cash from operations and used approximately $29.2 million in total cash from investing and financing activities, as detailed in the Company’s Condensed Consolidated Cash Flow Statement.
          The Company had certain contractual obligations as of March 31, 2008 and is also required to pay dividends to its shareholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2008 through 2009 are included in the table below.

(In thousands)	2008	2009	Total

Long-term debt obligations, including interest (1)	$45,101	$190,888	$235,989
Operating lease commitments (2)	2,301	3,173	5,474
Construction in progress (3)	73,968	83,133	157,101
Tenant improvements (4)	16,232	—	16,232
Deferred gain (5)	3,995	—	3,995
Pension obligations (6)	—	—	—

	$141,597	$277,194	$418,791

(1)	Includes estimated cash interest due on total debt other than the unsecured credit facility. See Note 3 to the Condensed Consolidated Financial Statements.

(2)	Includes primarily two office leases and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes cash flow projections of the remaining commitments on the construction of nine buildings. A portion of the remaining commitments is designated for tenant improvements that will generally be funded after the core and shell of the building is substantially completed.

(4)	Includes tenant improvement allowance obligations remaining on nine properties previously constructed by the Company and one property developed by a joint venture in which the Company holds a 75% non-controlling equity interest. For purposes of this table, the Company has assumed that these obligations will be funded in 2008.

(5)	As part of the sale of the senior living portfolio, the Company recorded a $5.7 million deferred gain related to one tenant under a lease assigned to one buyer. The Company may be required to pay a portion or all of the $5.7 million deferred gain to the buyer, but the actual amounts the Company will pay will be based upon the tenant’s performance under its lease through July 31, 2011. As of March 31, 2008, the Company had paid $1.7 million to the buyer which reduced the Company’s deferred gain. The payment or timing of future payments, if any, is unknown. As such, for purposes of this table, the Company has included the entire deferred gain in the 2008 column.

(6)	At March 31, 2008, three employees and five non-employee directors were eligible to retire under the Executive Retirement Plan and the Retirement Plan for Outside Directors. If these individuals retired at normal retirement age and received full retirement benefits based upon the terms of each applicable plan, the future benefits to be paid are estimated to be approximately $34.5 million, of which approximately $84,000 is currently being paid annually to one employee who is retired. Because the Company does not know when these individuals will retire, it has not projected when these amounts would be paid in this table.
          As of March 31, 2008, approximately 80% of the Company’s outstanding debt balances were due after 2010, with the majority of the debt balances that were due prior to 2010 relating to the unsecured credit facility due 2009. The Company’s stockholders’ equity at March 31, 2008 totaled approximately $620.5 million, and its leverage ratio was approximately 44.7% (calculated in accordance with the credit facility, as amended in April 2008). For the three months ended March 31, 2008, the Company’s earnings covered fixed charges at a ratio of 1.30 to 1.0. On April 17, 2008, the Company entered into an amendment to its credit facility which modified certain financial covenants and had the effect of providing the

Company full borrowing capacity under its credit facility. As such, at April 30, 2008, the Company had $150.0 million outstanding under the facility and had borrowing capacity remaining of $250.0 million.
          The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2008, the Company was in compliance with its financial covenant provisions under its various debt instruments.
          In April 2008, the Company’s Board of Directors authorized the Company to repurchase in the open market up to $20 million of its Senior Notes due 2011 and $30 million of its Senior Notes due 2014. As of May 1, 2008, the Company had repurchased $3.5 million of its Senior Notes due 2011 and $1.2 million of its Senior Notes due 2014. The Company may elect, from time to time, to repurchase and retire its notes either when market conditions are appropriate or as a means to reinvest available cash.
          The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.
Capital Markets
          The Company may from time to time raise additional capital by issuing equity and debt securities under its currently effective shelf registration statement or by private offerings. Access to capital markets impacts the Company’s ability to refinance existing indebtedness as it matures and fund future acquisitions and development through the issuance of additional securities. The Company’s ability to access capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on its securities, perception of its potential future earnings and cash distributions, and the market price of its capital stock.
Security Deposits and Letters of Credit
          As of March 31, 2008, the Company had approximately $4.4 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Asset Acquisitions in 2008
          The Company did not complete any acquisitions during the first quarter of 2008 but continued construction on its properties under development.
Asset Dispositions in 2008
          During the first quarter of 2008, the Company disposed of a 36,951 square foot building in Mississippi in which it had a total gross investment of approximately $2.9 million ($1.6 million, net). The purchase price was $2.0 million and the Company recognized a $0.3 million net gain from the sale, net of closing costs of $0.1 million. Also, the Company sold a 7,500 square foot physician clinic in Texas in which it had a total gross investment of approximately $0.5 million ($0.4 million, net). The purchase price was $0.5 million and the Company recognized a $0.1 million net gain from the sale. Finally, the Company disposed of a parcel of land in Pennsylvania for a purchase price of approximately $0.8 million, which approximated the Company’s net book value, and the Company recognized a $29,000 impairment charge upon sale. During the first quarter of 2008, the Company also recorded a $0.2 million gain due to the collection of certain receivables by the Company relating to senior living properties sold during 2007.
Purchase Options
          Certain of the Company’s leases include purchase option provisions. The provisions vary from lease to lease but generally allow the lessee to purchase the property covered by the lease at the greater of fair market value or an amount equal to the Company’s gross investment. In April 2008, the Company received notice from a tenant of its intent to purchase four properties from the Company pursuant to purchase options contained in its leases with the Company. The Company’s aggregate investment in the buildings was approximately $23.0 million ($15.9 million, net) at March 31, 2008. The Company expects to sell these properties to the tenant in the first quarter of 2009 for approximately $21.7 million in net proceeds, including $0.8 million in lease termination fees, which will result in a gain on sale. In accordance with SFAS No. 144, the four properties remained in continuing operations as of and for the three months ended March 31, 2008, but will be reclassified to discontinued operations beginning with the second quarter of 2008 since the notices were not received by the Company until the second quarter of 2008.
          During 2007, the Company received notice from a tenant of its intent to purchase two buildings from the Company pursuant to purchase options contained in each of the building leases. The Company’s aggregate investment in one of the buildings was approximately $18.5 million ($10.4 million, net) at March 31, 2008. The Company expects to sell this property to the tenant in the second quarter of 2008 for approximately $18.5 million in net proceeds, resulting in a gain on sale. As such, the assets and liabilities of the real estate property are included in assets held for sale and discontinued operations, and its results of operations are included in discontinued operations on the Company’s Consolidated Financial Statements as of March 31, 2008. The Company is in a dispute with the tenant concerning the price and enforceability of the option on the second property. The Company’s gross investment in the second building was approximately $46.8 million ($33.2 million, net), and the Company carried a mortgage note payable on the building with a principal balance of $19.9 million at March 31, 2008. The disputed range of purchase price is higher than the Company’s carrying amount of the building. The Company is uncertain as to when the second transaction might close, if at all. As a result, the second property has not been reclassified to assets held for sale and discontinued operations, and its results of operations have not been reclassified to discontinued operations on the Company’s Consolidated Financial Statements as of and for the year ended March 31, 2008.
          The Company also had a gross investment of approximately $174.8 million in real estate properties at March 31, 2008 that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators and lessees that have not been exercised. On a probability-weighted basis, the Company estimates that approximately $32.8 million of these options exercisable might be exercised in the future. During the remainder of 2008, additional purchase options on other buildings become exercisable on properties in which the Company had a gross investment of approximately $10.8 million at March 31, 2008. The Company anticipates, on a probability-weighted basis, that approximately $8.1 million of these additional options might also be exercised in the future. Though other properties may have purchase options exercisable in 2009 and beyond, the Company does not believe it can reasonably estimate the probability of exercise of these purchase options in the future.
Construction in Progress
          As of March 31, 2008, the Company had nine medical office/outpatient buildings under development with estimated completion dates ranging from the third quarter of 2008 through the fourth quarter of 2010. The Company also had land held for development at March 31, 2008 of approximately $16.4 million on which the Company expects to develop and own medical office buildings and outpatient healthcare facilities. The table below details the Company’s construction in progress and land held for development as of March 31, 2008. The information included in the table below represents management’s estimates and expectations at March 31, 2008 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results.

	Estimated
	Completion	Property				Estimated	Estimated
	Date –	Type		Approximate	Investment	Remaining	Total
State	Core and Shell	(1)	Properties	Square Feet	To Date	Fundings	Investment
(Dollars in thousands)
Under construction:
Colorado	3Q 2008	MOB	2	169,000	$15,597	$11,803	$27,400
Arizona	4Q 2008	MOB	2	188,000	13,297	17,703	31,000
Illinois	3Q 2009	MOB	1	100,000	6,540	19,860	26,400
Texas	3Q 2009	MOB	1	135,000	6,595	26,405	33,000
Texas	4Q 2009	MOB	1	120,000	6,347	22,253	28,600
Hawaii	1Q 2010	MOB	1	133,000	13,229	72,771	86,000
Texas	4Q 2010	MOB	1	90,000	8,730	17,570	26,300

Land held for development:
Texas					7,963
Illinois					8,413

			9	935,000	$86,711	$188,365	$258,700

(1)	MOB-Medical office building
Other Construction
          The Company also had various remaining first-generation tenant improvements budgeted as of March 31, 2008 totaling approximately $15.5 million related to properties that were developed by the Company, as well as a tenant improvement obligation totaling approximately $0.8 million related to a project developed by a joint venture in which the Company holds a 75% non-controlling equity interest.
Dividends
          During 2008, the Company’s Board of Directors has declared common stock cash dividends as shown in the table below:

	Per Share	Date of		Date Paid
Dividend	Amount	Declaration	Date of Record	(* Payable)

4th Quarter 2007	$0.385	January 29, 2008	February 15, 2008	March 3, 2008
1st Quarter 2008	$0.385	April 29, 2008	May 15, 2008	* June 3, 2008
          As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Liquidity
          Net cash provided by operating activities was $31.8 million and $28.5 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
          The Company plans to continue to meet its liquidity needs, including funding additional investments in 2008 and 2009, paying dividends, and funding debt service, with cash flows from operations, proceeds from the Unsecured Credit Facility due 2009, proceeds of mortgage notes receivable repayments, and proceeds from sales of real estate investments or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

          The Company has not been significantly impacted by the recent turmoil in the credit markets. Though the Company does have some exposure to variable interest rates, and its stock price has been impacted by the volatility in the stock markets, the Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 15 years and have annual rate increases based generally on consumer price indices.
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
New Accounting Pronouncements
          See Note 1 to the Condensed Consolidated Financial Statements for the impact of new accounting standards.
Off-Balance Sheet Arrangements
          The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2008, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks unspecified compensatory and punitive damages. Following the settlement of a number of claims unrelated to the claims against Capstone, the court lifted a lengthy stay on discovery in April 2007, and discovery is now proceeding. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
          In connection with the shareholder derivative suit discussed above, Capstone filed a claim with its directors’ and officers’ liability insurance carrier, Twin City Fire Insurance Company (“Twin City”), an affiliate of the Hartford family of insurance companies, for indemnity against legal and other expenses incurred by Capstone related to the suit and any judgment rendered. Twin City asserted that the Company’s claim was not covered under the D&O policy and refused to reimburse Capstone’s defense expenses. In September 2005, Capstone filed suit against Twin City for coverage and performance under its insurance policy. In the fourth quarter of 2007, the federal district judge in Birmingham, Alabama entered partial summary judgment on Capstone’s claim for advancement of defense costs under the policy. Capstone and Twin City have agreed to an interim plan for Twin City’s payment of defense costs, fees and expenses, subject to Twin City’s appeal of the partial summary judgment ruling. As of March 31, 2008, the Company had received $1.6 million from Twin City and had recorded approximately $0.5 million as a receivable due from Twin City for incurred but unreimbursed expenses related to the suit. The Company will continue to bill amounts to Twin City for its expenses incurred in defense of the underlying HealthSouth shareholder derivative litigation. The Company is recording these amounts as an offset to property operating expense on the Company’s Consolidated Income Statements. The Company does not believe an appellate reversal of the partial summary judgment ruling is probable. However, if the ruling were to be reversed, the Company would be required to repay all monies received from Twin City.
          In May 2006, Methodist Health System Foundation, Inc. (the “Foundation”) filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event but do allow for a reduction in the Foundation’s obligation for any insurance proceeds received by the Company for business interruption related to a casualty event. As such, the Company has continued to record revenue under its financial support agreements with the Foundation with approximately $0.5 million recognized as revenue in 2008. The Company’s receivable from the Foundation totaled approximately $2.0 million as of March 31, 2008. The Company also had property and casualty receivables recorded, totaling approximately $1.3 million, due from the Company’s property insurance carrier to partially reimburse the Company for costs incurred related to rebuilding and reopening its medical office buildings which were damaged from Hurricane Katrina. During the first quarter of 2008, the Company received from its insurance carrier proceeds totaling approximately $3.8 million, of which approximately $2.5 million was applied to its business interruption claim, offsetting a portion of the Company’s receivable from the Foundation, and $1.3 million applied to its property casualty claim, offsetting the Company’s property casualty receivables. If the Foundation is relieved of its obligations to pay the remaining outstanding amounts to the Company, the Company’s cash flows and results of operations could be negatively impacted. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements.
          The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results.
Item 6. Exhibits.

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (5)

Exhibit 10.2	Amendment No. 2, dated as of April 17, 2008, to that certain Credit Agreement, dated as of January 25, 2008, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed April 21, 2008 and hereby incorporated by reference.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Executive Vice President and Chief Financial Officer

Date: May 5, 2008

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (5)

Exhibit 10.2	Amendment No. 2, dated as of April 17, 2008, to that certain Credit Agreement, dated as of January 25, 2008, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed April 21, 2008 and hereby incorporated by reference.