Form 10-Q
period 2008-06-30
HEALTHCARE REALTY TRUST INC
filed 2008-08-04
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐ No ☑
As of July 31, 2008, 50,758,481 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Real estate properties:
Land	$99,386	$102,321
Buildings, improvements and lease intangibles	1,492,638	1,483,547
Personal property	16,543	16,305
Construction in progress	101,345	94,457

	1,709,912	1,696,630
Less accumulated depreciation	(363,566)	(345,457)

Total real estate properties, net	1,346,346	1,351,173

Cash and cash equivalents	4,882	8,519

Mortgage notes receivable	37,285	30,117

Assets held for sale and discontinued operations, net	20,229	15,639

Other assets, net	81,358	90,044

Total assets	$1,490,100	$1,495,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and bonds payable	$795,652	$785,289

Accounts payable and accrued liabilities	34,014	37,376

Liabilities of discontinued operations	4,511	34

Other liabilities	39,947	40,798

Total liabilities	874,124	863,497

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 50,757,916 and 50,691,331 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	508	507

Additional paid-in capital	1,288,552	1,286,071

Accumulated other comprehensive loss	(4,346)	(4,346)

Cumulative net income	715,748	695,182

Cumulative dividends	(1,384,486)	(1,345,419)

Total stockholders’ equity	615,976	631,995

Total liabilities and stockholders’ equity	$1,490,100	$1,495,492

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended June 30, 2008 and 2007
(Dollars in thousands, except per share data)
(Unaudited)

	2008	2007
REVENUES
Master lease rent	$14,787	$14,456
Property operating	34,886	31,803
Straight-line rent	(137)	9
Mortgage interest	542	460
Other operating	4,990	4,786

	55,068	51,514

EXPENSES
General and administrative	5,863	5,220
Property operating	20,112	18,179
Bad debts, net of recoveries	115	77
Interest	11,209	12,153
Depreciation	12,385	10,883
Amortization	575	1,204

	50,259	47,716

INCOME FROM CONTINUING OPERATIONS	4,809	3,798

DISCONTINUED OPERATIONS
Income from discontinued operations	1,242	2,363
Gain on sales of real estate properties	7,715	7,482

INCOME FROM DISCONTINUED OPERATIONS	8,957	9,845

NET INCOME	$13,766	$13,643

Basic Earnings Per Common Share
Income from continuing operations per common share	$0.10	$0.08
Discontinued operations per common share	0.18	0.21

Net income per common share	$0.28	$0.29

Diluted Earnings Per Common Share
Income from continuing operations per common share	$0.10	$0.08
Discontinued operations per common share	0.17	0.21

Net income per common share	$0.27	$0.29

Weighted Average Common Shares Outstanding — Basic	49,431,724	46,603,643

Weighted Average Common Shares Outstanding — Diluted	50,474,762	47,577,334

Dividends Declared, per Common Share, During the Period	$0.385	$0.660

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Six Months Ended June 30, 2008 and 2007
(Dollars in thousands, except per share data)
(Unaudited)

	2008	2007
REVENUES
Master lease rent	$30,238	$29,354
Property operating	68,911	63,343
Straight-line rent	(204)	43
Mortgage interest	1,067	812
Other operating	9,226	9,782

	109,238	103,334

EXPENSES
General and administrative	11,908	11,395
Property operating	39,135	36,163
Bad debts, net of recoveries	333	82
Interest	22,407	25,558
Depreciation	24,430	21,567
Amortization	1,169	2,620

	99,382	97,385

INCOME FROM CONTINUING OPERATIONS	9,856	5,949

DISCONTINUED OPERATIONS
Income from discontinued operations	2,387	8,959
Impairments	(29)	(2,792)
Gain on sales of real estate properties	8,352	37,871

INCOME FROM DISCONTINUED OPERATIONS	10,710	44,038

NET INCOME	$20,566	$49,987

Basic Earnings Per Common Share
Income from continuing operations per common share	$0.20	$0.13
Discontinued operations per common share	0.22	0.94

Net income per common share	$0.42	$1.07

Diluted Earnings Per Common Share
Income from continuing operations per common share	$0.20	$0.13
Discontinued operations per common share	0.21	0.92

Net income per common share	$0.41	$1.05

Weighted Average Common Shares Outstanding — Basic	49,422,391	46,575,554

Weighted Average Common Shares Outstanding — Diluted	50,442,808	47,587,624

Dividends Declared, per Common Share, During the Period	$0.77	$6.07

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	2008	2007
Operating Activities
Net income	$20,566	$49,987
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,480	27,396
Stock-based compensation	2,403	2,666
Straight-line rent receivable	199	(95)
Straight-line rent liability	86	1,095
Gain on sales of real estate properties	(8,352)	(37,871)
Gain on repurchase of notes payable	(9)	—
Impairments	29	2,792
Equity in losses from unconsolidated LLCs	148	252
Provision for bad debts, net of recoveries	331	82
State income taxes paid, net of refunds	(621)	(41)
Changes in operating assets and liabilities:
Other assets	5,866	(2,001)
Accounts payable and accrued liabilities	(3,686)	(6,777)
Other liabilities	(717)	4,906

Net cash provided by operating activities	42,723	42,391

Investing Activities
Acquisition and development of real estate properties	(37,694)	(37,963)
Funding of mortgages and notes receivable	(7,181)	(4,071)
Distributions received from unconsolidated LLCs	867	524
Proceeds from sales of real estate	22,040	281,699
Proceeds from mortgages and notes receivable repayments	79	65,519

Net cash provided by (used in) investing activities	(21,889)	305,708

Financing Activities
Borrowings on notes and bonds payable	90,000	304,839
Repayments on notes and bonds payable	(69,825)	(365,661)
Repurchase of notes payable	(5,332)	—
Special dividend paid	—	(227,157)
Quarterly dividends paid	(39,067)	(63,165)
Proceeds from issuance of common stock	361	1,767
Common stock redemption	(282)	(30)
Credit facility amendment fee	(326)	—

Net cash used in financing activities	(24,471)	(349,407)

Decrease in cash and cash equivalents	(3,637)	(1,308)
Cash and cash equivalents, beginning of period	8,519	1,950

Cash and cash equivalents, end of period	$4,882	$642

Supplemental Cash Flow Information:
Interest paid	$25,201	$27,008
Capitalized interest	3,110	1,552
Capital expenditures accrued	7,370	2,130
Mortgage note payable assumed	—	1,840
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
     Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that integrates owning, developing, financing and managing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $1.8 billion in 181 real estate properties and mortgages as of June 30, 2008, excluding assets classified as held for sale and including investments in three unconsolidated joint venture limited liability companies (“LLCs”). The Company’s 174 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 24 states, totaling approximately 10.8 million square feet. As of June 30, 2008, the Company provided property management services to approximately 7.2 million square feet nationwide.
Principles of Consolidation
     The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, consolidated variable interest entities (“VIEs”) and certain other affiliated entities with respect to which the Company controlled or controls the operating activities and receives substantially all of the economic benefits. The Company did not consolidate any variable interest entities during 2008 as the real estate properties related to its variable interest entities were sold during 2007 with the sale of the senior living assets.
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

Variable Interest Entities
     In accordance with Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46R”), a company must evaluate whether certain relationships it has with other entities constitute a variable interest in a variable interest entity (“VIE”). Prior to the sale of the Company’s senior living assets in 2007, the Company had concluded it had a variable interest in 21 VIEs and had also concluded that it was the primary beneficiary in six of the 21 VIEs. Therefore, in accordance with FIN No. 46R, the Company had consolidated the six entities into its Consolidated Financial Statements. As such, the Company’s Condensed Consolidated Income Statement for the three and six months ended June 30, 2007 includes, as part of discontinued operations, the operations of the six VIEs through their respective disposition dates. As of June 30, 2008, the Company concluded that it does not have any relationships with other entities constituting a variable interest in any VIEs.
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
Segment Reporting
     The Company is in the business of owning, developing, managing, and financing healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses its operating results in a single segment.
Reclassifications
     Certain reclassifications have been made in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2007 to conform to the June 30, 2008 presentation.
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
   Rental Income
     Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. Additional rent, generally defined in most lease agreements as the cumulative increase in a Consumer Price Index (“CPI”) from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Rental income from properties under master lease arrangements with tenants is included in master lease rent and rental income from properties with multiple tenant lease arrangements is included in property operating income on the Company’s Condensed Consolidated Statements of Income.
   Interest Income
     Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortized period specific to each note.
   Property operating income
     As of June 30, 2008, the Company had property operating agreements, between the Company and a sponsoring health system, relating to 14 of the Company’s 174 owned real estate properties. The property operating agreements obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in return for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to pay to the Company the shortfall under the terms of these agreements. The Company recognizes the shortfall income in other operating income on the Company’s Condensed Consolidated Statements of Income.
Accumulated Other Comprehensive Loss
     SFAS No. 130, “Reporting Comprehensive Income,” requires that foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities, as well as other items, be included in comprehensive income (loss). The Company includes in accumulated other comprehensive loss its cumulative adjustment related to the adoption and subsequent application of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R),” which is generally recognized in the fourth quarter of each year.
     Total comprehensive income for the three and six months ended June 30, 2008 and 2007 is detailed in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net income	$13,766	$13,643	$20,566	$49,987
Other comprehensive income	—	—	—	120

Total comprehensive income	$13,766	$13,643	$20,566	$50,107

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
     The Company must pay certain state income taxes which are generally included in general and administrative expense on the Company’s Condensed Consolidated Statements of Income.
     The Company classifies interest and penalties related to uncertain tax positions, if any, in the consolidated financial statements as a component of general and administrative expense.
Incentive Plans
     The Company follows the provisions of SFAS No. 123(R), “Share-Based Payment,” for accounting for its stock-based awards. As of June 30, 2008, the Company had issued and outstanding various employee and non-employee stock-based awards. These awards included restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plan.
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
Discontinued Operations and Assets Held for Sale
     The Company periodically sells properties based on market conditions and the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Income in accordance with the criteria established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Pursuant to SFAS No. 144, a company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets classified as held for sale on the Company’s Condensed Consolidated Balance Sheet are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Condensed Consolidated Statements of Income. As of June 30, 2008, the Company had classified eight real estate properties as held for sale.
Land Held for Development
     Land held for development, which is included in construction in progress on the Company’s Condensed Consolidated Balance Sheet, includes parcels of land owned by the Company, upon which the Company intends to develop and own medical office and outpatient healthcare properties. See Note 6 for a detail of the Company’s land held for development.
New Pronouncements
   Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement applies to other current pronouncements that require or permit fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 for its financial assets and liabilities. The Company does not anticipate that the full adoption of SFAS No. 157 will have a significant impact on the Company’s financial position or its results of operations.

   The Fair Value Option for Financial Assets and Financial Liabilities
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159, which became effective for the Company on January 1, 2008, provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different fair value measurement attributes for similar types of assets and liabilities. The Company has elected not to report any of its financial assets or liabilities at fair value. As such, SFAS No. 159 has not had an impact on the Company’s Condensed Consolidated Financial Statements.
   Business Combinations and Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”). These standards were designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 also eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 141(R) and SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of these new standards to impact its Consolidated Financial Statements.
Note 2. Real Estate and Mortgage Notes Receivable Investments
     The Company had investments of approximately $1.8 billion in 181 real estate properties and mortgage notes receivable as of June 30, 2008, excluding assets classified as held for sale and including investments in three unconsolidated limited liability companies. The Company’s 174 owned real estate properties, excluding assets classified as held for sale, are located in 24 states with approximately 10.8 million total square feet. The table below details the Company’s investments.

		Investment
	Number of			Square
(Dollars and Square Feet in thousands)	Investments	Amount	%	Feet
Owned properties
Master leases
Medical office	9	$67,729	3.7%	494
Physician clinics	20	137,673	7.8%	803
Ambulatory care/surgery	7	39,963	2.3%	160
Specialty outpatient	6	27,700	1.6%	118
Specialty inpatient	13	232,469	13.2%	977
Other	10	43,751	2.5%	498

	65	549,285	31.1%	3,050
Financial support agreements
Medical office	14	150,398	8.5%	1,048

	14	150,398	8.5%	1,048
Multi-tenanted with occupancy leases
Medical office	79	871,983	49.5%	6,215
Physician clinics	12	38,626	2.2%	244
Ambulatory care/surgery	4	58,938	3.3%	268
Other	—	10,047	0.6%	—

	95	979,594	55.6%	6,727

Land held for development	—	16,379	0.9%	—
Corporate property	—	14,256	0.8%	—

	—	30,635	1.7%	—

Total owned properties	174	1,709,912	96.9%	10,825

Mortgage notes receivable
Medical office	2	20,424	1.1%	—
Physician clinics	2	16,861	1.0%	—

	4	37,285	2.1%	—
Unconsolidated LLC investments, net
Medical office	2	10,714	0.6%	—
Other	1	6,627	0.4%	—

	3	17,341	1.0%	—

Total real estate investments	181	$1,764,538	100.0%	10,825

Asset Acquisitions
     The Company did not complete any acquisitions during the first six months of 2008 but continued construction on its properties under development.
     On July 25, 2008, the Company purchased two fully-leased, six-story office buildings, each containing 146,000 square feet, and a six-level parking structure, containing 977 parking spaces, in Dallas, Texas for $59.2 million. The Company funded the transaction with proceeds from its unsecured credit facility.

Asset Dispositions
     During the second quarter of 2008, pursuant to a purchase option exercised by a tenant, the Company disposed of an 83,718 square foot building in Texas in which it had a total gross investment of approximately $18.5 million ($10.4 million, net). The sales price was $18.5 million, and the Company recognized an $8.0 million net gain from the sale, net of closing costs of $0.1 million. The Company also recorded expense of approximately $0.3 million to the gain on sale of real estate properties related to state tax adjustments on the sale of the senior living assets in 2007.
     During the first quarter of 2008, the Company disposed of a 36,951 square foot building in Mississippi in which it had a total gross investment of approximately $2.9 million ($1.6 million, net). The sales price was $2.0 million, and the Company recognized a $0.3 million net gain from the sale, net of closing costs of $0.1 million. Also, the Company sold a 7,500 square foot physician clinic in Texas in which it had a total gross investment of approximately $0.5 million ($0.4 million, net). The sales price was $0.5 million, and the Company recognized a $0.1 million net gain from the sale. Finally, the Company disposed of a parcel of land in Pennsylvania for approximately $0.8 million, which approximated the Company’s net book value. During the first quarter of 2008, the Company also recorded a $0.2 million gain due to the collection of certain receivables by the Company relating to senior living properties sold during 2007.
Purchase Options Exercised
     In April 2008, the Company received notice from a tenant of its intent to purchase five properties from the Company pursuant to purchase options contained in its leases with the Company. The Company’s aggregate investment in the buildings was approximately $23.9 million ($16.8 million, net) at June 30, 2008. The Company expects to sell these properties to the tenant in the first quarter of 2009 for approximately $23.1 million in net proceeds, including $0.8 million in lease termination fees, which should result in a gain on sale of approximately $4.6 million. In accordance with SFAS No. 144, the five properties are classified as held for sale and are included in discontinued operations as of and for the three and six months ended June 30, 2008.
     During 2007, the Company received notice from a tenant of its intent to purchase two buildings from the Company pursuant to purchase options. The Company sold one of the buildings to the tenant during the second quarter of 2008 as discussed in Asset Dispositions above. The parties were in dispute as to the enforceability of the purchase option on the second property and, therefore, the Company was uncertain as to when the transaction would close, if at all. As a result, the second property was not reclassified to assets held for sale and its results of operations were not reclassified to discontinued operations on the Company’s Condensed Consolidated Financial Statements. During July 2008, the Company resolved the dispute with the tenant and agreed to sell the property to the tenant for $38.0 million. The Company’s gross investment in the second building was approximately $46.8 million ($32.8 million, net) and the Company carried a mortgage note payable on the building with a principal balance of $19.8 million at June 30, 2008. The transaction is expected to close during the third quarter of 2008, and the Company expects to recognize a gain on sale of approximately $2.5 million.
Note 3. Discontinued Operations
     The tables below detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Income and included in assets and liabilities held for sale and discontinued operations on the Company’s Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Balance Sheet data (as of the period ended):
Land	$3,585	$3,055
Buildings, improvements and lease intangibles	24,513	22,736
Personal property	8	70

	28,106	25,861
Accumulated depreciation	(8,452)	(10,462)

Assets held for sale, net	19,654	15,399

Other assets, net (including receivables)	575	240

Assets included in discontinued operations, net	575	240

Assets held for sale and discontinued operations, net	$20,229	$15,639

Notes and bonds payable	$4,405	$—
Accounts payable and accrued liabilities	42	—
Other liabilities	64	34

Liabilities of discontinued operations	$4,511	$34

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Statements of Income data (for the period ended):
Revenues (1)
Master lease rent	$1,387	$2,870	$2,866	$9,846
Property operating	14	(113)	29	198
Straight-line rent	3	26	6	52
Mortgage interest	—	331	—	1,841
Other operating	—	4,492	—	9,277

	1,404	7,606	2,901	21,214
Expenses (2)
General and administrative	(25)	9	(25)	9
Property operating	105	451	223	847
Other operating	—	4,151	—	8,364
Bad debt expense, net	—	—	(2)	—
Interest	82	228	171	487
Depreciation	—	404	147	2,548

	162	5,243	514	12,255

Income from Discontinued Operations	1,242	2,363	2,387	8,959
Impairments	—	—	(29)	(2,792)
Gain on sales of real estate properties, net (3)	7,715	7,482	8,352	37,871

Income from Discontinued Operations	$8,957	$9,845	$10,710	$44,038

Income from Discontinued Operations per basic common share	$0.18	$0.21	$0.22	$0.94

Income from Discontinued Operations per diluted common share	$0.17	$0.21	$0.21	$0.92

(1) Total revenues for the three months ended June 30, 2007 include $6.2 million from the senior living assets which were disposed of during 2007. Total revenues for the three months ended June 30, 2008 and 2007 also include $0.5 million and $0.5 million, respectively, related to properties sold other than the senior living assets, and $0.9 million and $0.9 million, respectively, related to properties classified as held for sale. Total revenues for the six months ended June 30, 2007 include $18.0 million from the senior living assets which were disposed of during 2007. Total revenues for the six months ended June 30, 2008 and 2007 include $1.8 million and $1.7 million, respectively, related to properties classified as held for sale, and $1.1 million and $1.5 million, respectively, related to properties sold other than the senior living assets.
(2) Total expenses for the three months ended June 30, 2007 include $4.5 million from the senior living assets which were disposed of during 2007 and $0.5 million related other properties sold in 2007. Total expenses for the three months ended June 30, 2008 and 2007 include $0.2 million and $0.2 million, respectively, related to properties classified as held for sale. Total expenses for the six months ended June 30, 2008 and 2007 include $0.1 million and $10.8 million, respectively, from the senior living assets which were disposed of during 2007, and $0.4 million and $0.6 million, respectively, related to properties classified as held for sale. The six months ended June 30, 2007 also includes $0.9 million related to properties sold other than the senior living assets.

(3) The gain for the three months ended June 30, 2008 and June 30, 2007 includes the gain on the disposal of senior living assets, less certain expenses, of ($0.3) million and $7.3 million, respectively, and $8.0 million and $0.2 million, respectively, less certain expenses from other properties sold. The gain for the six months ended June 30, 2007 includes $37.7 million from the senior living assets which were disposed of during 2007. The gain for the six months ended June 30, 2008 and 2007 includes a gain of $8.4 million and $0.2 million related to other properties sold.
Note 4. Notes and Bonds Payable
     The table below details the Company’s notes and bonds payable. At June 30, 2008, the Company had classified 2 mortgage notes payable totaling $4.4 million as held for sale on the Company’s Condensed Consolidated Balance Sheet. As such, those mortgage notes are not reflected in the June 30, 2008 balances in the table below.

	June 30,	Dec. 31,	Maturity	Contractual	Principal	Interest
(In thousands)	2008	2007	Dates	Interest Rates	Payments	Payments
Unsecured Credit Facility due 2009	$158,000	$136,000	1/09	LIBOR + 0.90%	At maturity	Quarterly
Senior Notes due 2011, including premium	297,219	300,864	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	297,214	298,976	4/14	5.125%	At maturity	Semi-Annual
Mortgage notes payable	43,219	49,449	5/11-10/32	5.49%-8.50%	Monthly	Monthly

	$795,652	$785,289

     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2008, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Unsecured Credit Facility due 2009
     The Company has a $400.0 million credit facility (the “Unsecured Credit Facility due 2009”) with a syndicate of 10 banks that it entered into in January 2006. The Unsecured Credit Facility due 2009 matures in January 2009, but the term may be extended one additional year at the option of the Company. Loans outstanding under the Unsecured Credit Facility due 2009 bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the Company’s unsecured debt ratings. As of June 30, 2008, the weighted average rate on borrowings outstanding on the facility was approximately 3.36%. Additionally, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. On April 17, 2008, the Company entered into an amendment to its credit facility which modified certain financial covenants and had the effect of providing the Company full borrowing capacity under its credit facility. At June 30, 2008, the Company had $158.0 million outstanding under the facility and had borrowing capacity remaining of $242.0 million.
Senior Notes due 2011
     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. The Company entered into interest rate swap agreements between 2001 and 2006 for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company terminated the interest rate swaps in 2006. The net premium resulting from the interest rate swaps, net of the original discount, is combined with the principal balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets and is being amortized against interest expense over the remaining term of the notes yielding an effective interest rate on the notes of 7.896%.

     The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(In thousands)	2008	2007
Senior Notes due 2011 face value	$296,480	$300,000
Unamortized net gain (net of discount)	739	864

Senior Notes due 2011 carrying amount	$297,219	$300,864

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
     The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(In thousands)	2008	2007
Senior Notes due 2014 face value	$298,160	$300,000
Unaccreted discount	(946)	(1,024)

Senior Notes due 2014 carrying amount	$297,214	$298,976

Mortgage Notes Payable
     The following table details the Company’s mortgage notes payable, with related collateral, at June 30, 2008. At June 30, 2008, the Company had classified two mortgage notes payable totaling $4.4 million to liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheet. As such, those mortgage notes are not reflected in the June 30, 2008 balances in the table below:

						Investment in	Contractual Balance at
		Effective		Number		Collateral
	Original	Interest	Maturity	of Notes		at June 30,	June 30,	Dec. 31,
(Dollars in millions)	Balance	Rate	Date	Payable	Collateral (6)	2008	2008	2007 (7)
Life Insurance Co. (1)	$23.3	7.765%	7/26	1	MOB	$46.8	$19.8	$20.0
Life Insurance Co. (2)	4.7	7.765%	1/17	1	MOB	11.2	2.9	3.0
Commercial Bank (3)	23.4	7.220%	5/11	3	3 MOBs	31.3	4.4	5.1
Commercial Bank (4)	1.8	5.550%	10/32	1	OTH	7.3	1.8	1.8
Life Insurance Co. (5)	15.1	5.490%	1/16	1	ASC	32.5	14.3	14.5

				7		$129.1	$43.2	$44.4

(1)	Payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(3)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(6)	MOB-Medical office building; ASC-Ambulatory care/Surgery; OTH-Other.

(7)	The contractual balance at December 31, 2007 excludes two mortgage notes payable totaling $5.1 million that were classified as liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheet at June 30, 2008.
     The contractual interest rates for the seven outstanding mortgages ranged from 5.49% to 8.50% at June 30, 2008.

Other Long-Term Debt Information
Long-Term Debt Maturities
     Future maturities of the Company’s notes and bonds payable as of June 30, 2008 were as follows:

		Discount/	Total
	Principal	Premium	Notes and
(Dollars in thousands)	Maturities	Amortization	Bonds Payable	%
2008	$1,214	$44	$1,258	0.2%
2009(1)	160,574	102	160,676	20.2%
2010	2,768	115	2,883	0.4%
2011	298,601	(73)	298,528	37.5%
2012	1,436	(177)	1,259	0.1%
2013 and thereafter	331,267	(219)	331,048	41.6%

	$795,860	$(208)	$795,652	100.0%

(1) Includes $158.0 million outstanding on the Unsecured Credit Facility due 2009 which may be extended one additional year at the Company’s option.
Senior Note Repurchases
     In April 2008, the Company’s Board of Directors authorized the Company to repurchase in the open market up to $20.0 million of its Senior Notes due 2011 and $30.0 million of its Senior Notes due 2014. As of June 30, 2008, the Company had repurchased $3.5 million of its Senior Notes due 2011 and $1.8 million of its Senior Notes due 2014. In conjunction with the repurchases, the Company amortized a pro-rata portion of the premium or discount related to the notes and recognized a $9,000 aggregate net gain. Subsequent to June 30, 2008, the Company repurchased an additional $9.5 million of its Senior Notes due 2014. The Company may elect, from time to time, to repurchase and retire its notes either when market conditions are appropriate or as a means to reinvest available cash.
Note 5. Other Assets
     Other assets consist primarily of receivables, straight-line rent receivables, and intangible assets. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	June 30,	December 31,
(In thousands)	2008	2007
Straight-line rent receivables	$22,463	$23,222
Investments in unconsolidated LLCs	17,341	18,356
Prepaid assets	11,572	12,868
Accounts receivable, net	9,669	15,417
Above-market intangible assets, net	6,609	6,660
Deferred financing costs, net	3,576	4,067
Goodwill	3,487	3,487
Acquired patient accounts receivable, net	1,803	1,912
Customer relationship intangible assets, net	1,292	1,311
Notes receivable, net	552	624
Other	2,994	2,120

	$81,358	$90,044

Unconsolidated Limited Liability Companies
     At June 30, 2008, the Company had investments in three joint venture LLCs that had investments in healthcare-related real estate properties. The Company accounts for two of the investments under the equity method and one of the investments under the cost method. The Company’s net investments in the three LLCs are included in other assets on the Company’s Condensed Consolidated Balance Sheet, and the related income or loss is included in other operating income on the Company’s Condensed Consolidated Income Statement. The Company recognized income of approximately $271,000 and $268,000, respectively, for the three months ended June 30, 2008 and 2007 and $539,000 and $526,000, respectively, for the six months ended June 30, 2008 and 2007, related to the LLC accounted for under the cost method. The Company’s income (loss) recognized and distributions received for each period related to its LLCs accounted for under the equity method are shown in the table below. The equity in losses for the six months ended June 30, 2008 includes $0.3 million relating to a depreciation adjustment recorded by the joint venture for the prior year recognized during the first quarter of 2008 by the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net LLC investments, beginning of period	$17,669	$19,720	$18,356	$20,079
Equity in income (losses) recognized during the period	116	(155)	(148)	(252)
Distributions received during the period	(444)	(262)	(867)	(524)

Net LLC investments, end of period	$17,341	$19,303	$17,341	$19,303

Note 6. Commitments and Contingencies
Construction in Progress
     As of June 30, 2008, the Company had nine medical office/outpatient buildings under development with estimated completion dates ranging from the third quarter of 2008 through the fourth quarter of 2010. The Company also had land held for development at June 30, 2008 of approximately $16.4 million on which the Company expects to develop and own medical office buildings and outpatient healthcare facilities. The table below details the Company’s construction in progress and land held for development as of June 30, 2008. The information included in the table below represents management’s estimates and expectations at June 30, 2008 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	June 30,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2008	Fundings	Investment
(Dollars in thousands)
Under construction:
Colorado	3Q 2008	MOB	2	169,000	$18,883	$8,517	$27,400
Arizona	4Q 2008	MOB	2	188,000	19,578	11,422	31,000
Texas	3Q 2009	MOB	1	135,000	7,387	25,613	33,000
Illinois	3Q 2009	MOB	1	100,000	7,073	19,327	26,400
Texas	4Q 2009	MOB	1	120,000	6,646	21,954	28,600
Hawaii	1Q 2010	MOB	1	133,000	16,472	69,528	86,000
Texas	4Q 2010	MOB	1	90,000	8,927	17,373	26,300

Land held for development:
Texas			—		7,962
Illinois			—		8,417

			9	935,000	$101,345	$173,734	$258,700

(1)	MOB-Medical office building
Other Construction
     The Company also had various remaining first-generation tenant improvements budgeted as of June 30, 2008 totaling approximately $13.0 million related to properties that were developed by the Company, as well as a tenant improvement obligation totaling approximately $0.8 million related to a project developed by a joint venture which the Company accounts for under the equity method.

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
     In connection with the shareholder derivative suit discussed above, Capstone filed a claim with its directors’ and officers’ liability insurance carrier, Twin City Fire Insurance Company (“Twin City”), an affiliate of the Hartford family of insurance companies, for indemnity against legal and other expenses incurred by Capstone related to the suit and any judgment rendered. Twin City asserted that the Company’s claim was not covered under the D&O policy and refused to reimburse Capstone’s defense expenses. In September 2005, Capstone filed suit against Twin City for coverage and performance under its insurance policy. In the fourth quarter of 2007, the federal district judge in Birmingham, Alabama entered partial summary judgment on Capstone’s claim for advancement of defense costs under the policy. Capstone and Twin City have agreed to an interim plan for Twin City’s payment of defense costs, fees and expenses, subject to Twin City’s appeal of the partial summary judgment ruling. As of June 30, 2008, the Company had received $1.6 million from Twin City and had recorded approximately $1.2 million in additional receivables due from Twin City for incurred but unreimbursed expenses related to the suit. The Company will continue to bill amounts to Twin City for its expenses incurred in defense of the underlying HealthSouth shareholder derivative litigation. The Company is recording these amounts as an offset to property operating expense on the Company’s Condensed Consolidated Statements of Income. The Company does not believe an appellate reversal of the partial summary judgment ruling is probable. However, if the ruling were to be reversed, the Company would be required to repay all monies received from Twin City.
     In May 2006, Methodist Health System Foundation, Inc. (the “Foundation”) filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event but do allow for a reduction in the Foundation’s obligation for any insurance proceeds received by the Company for business interruption related to a casualty event. During the first quarter of 2008, the Company settled with its insurance carrier and received insurance proceeds totaling approximately $3.8 million, of which approximately $2.5 million was applied to its business interruption claim, offsetting a portion of the Company’s receivable from the Foundation, and $1.3 million applied to its property casualty claim, offsetting a property casualty receivable, which partially reimbursed the Company for costs it incurred related to rebuilding and reopening its medical office buildings which were damaged from Hurricane Katrina. The Company continues to record revenue under its financial support agreements with the Foundation with approximately $0.9 million recognized as revenue in 2008. At June 30, 2008, the Company had a receivable recorded from the Foundation totaling approximately $2.5 million. If the Foundation is relieved of its obligations to pay the remaining outstanding amounts to the Company, the Company’s cash flows and results of operations could be negatively impacted. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Note 7. Stockholders’ Equity
Earnings per share
     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share” for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Weighted Average Shares
Weighted Average Shares Outstanding	50,745,354	47,870,653	50,738,733	47,846,837
Unvested Restricted Stock Shares	(1,313,630)	(1,267,010)	(1,316,342)	(1,271,283)

Weighted Average Shares — Basic	49,431,724	46,603,643	49,422,391	46,575,554

Weighted Average Shares — Basic	49,431,724	46,603,643	49,422,391	46,575,554
Dilutive effect of Restricted Stock Shares	1,000,560	943,539	971,782	970,680
Dilutive effect of Employee Stock Purchase Plan	42,478	30,152	48,635	41,390

Weighted Average Shares — Diluted	50,474,762	47,577,334	50,442,808	47,587,624

Net Income
Income from Continuing Operations	$4,809	$3,798	$9,856	$5,949
Discontinued Operations	8,957	9,845	10,710	44,038

Net Income	$13,766	$13,643	$20,566	$49,987

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.10	$0.08	$0.20	$0.13
Discontinued Operations per common share	0.18	0.21	0.22	0.94

Net Income per common share	$0.28	$0.29	$0.42	$1.07

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.10	$0.08	$0.20	$0.13
Discontinued Operations per common share	0.17	0.21	0.21	0.92

Net Income per common share	$0.27	$0.29	$0.41	$1.05

Common Stock Dividends
     During 2008, the Company’s Board of Directors has declared common stock cash dividends as shown in the table below:

	Per Share	Date of		Date Paid
Dividend	Amount	Declaration	Date of Record	(* Payable)
4th Quarter 2007	$0.385	January 29, 2008	February 15, 2008	March 3, 2008
1st Quarter 2008	$0.385	April 29, 2008	May 15, 2008	June 3, 2008
2nd Quarter 2008	$0.385	July 29, 2008	August 15, 2008	* September 3, 2008

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
Authorization to Repurchase Common Stock
     The Company’s Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company’s common stock. Such purchases, if any, may be made either in the open market or through privately negotiated transactions. As of June 30, 2008, the Company had not repurchased any shares under this authorization.
Incentive Plans
     The Company has issued and outstanding various employee and non-employee stock-based awards. These awards include restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plan.
     A summary of the activity under the restricted stock incentive plans for the three and six months ended June 30, 2008 and 2007 is included in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Nonvested shares, beginning of period	1,302,682	1,253,376	1,289,646	1,261,613
Granted	16,096	45,332	65,800	65,706
Vested	(8,000)	(1,050)	(41,388)	(27,410)
Forfeited	—	—	(3,280)	(2,251)

Nonvested shares, end of period	1,310,778	1,297,658	1,310,778	1,297,658

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
     A summary of the activity under the employee stock purchase plan for the three and six months ended June 30, 2008 and 2007 is included in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Outstanding, beginning of period	360,564	275,875	179,603	171,481
Granted	—	—	194,832	128,928
Exercised	(846)	(2,866)	(2,950)	(7,186)
Forfeited	(9,064)	(10,641)	(20,831)	(30,855)
Expired	(74,294)	(66,911)	(74,294)	(66,911)

Outstanding and exercisable, end of period	276,360	195,457	276,360	195,457

Note 8. Defined Benefit Pension Plans
     The Company has pension plans under which the Company’s Board of Directors and certain designated employees may receive certain retirement benefits upon retirement and the completion of five years of service with the Company. The plans are unfunded, and benefits will be paid from earnings of the Company. Net periodic benefit cost recorded related to the Company’s pension plans for the three and six months ended June 30, 2008 and 2007 is detailed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Service costs	$287	$263	$605	$526
Interest costs	311	208	615	416
Amortization of net gain/loss	228	63	450	129

	826	534	1,670	1,071
Net loss recognized in other comprehensive loss	—	—	—	(120)

Total recognized in net periodic benefit cost and other comprehensive loss	$826	$534	$1,670	$951

Note 9. Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Property lease guaranty revenue	$3,707	$3,594	$7,015	$7,268
Interest income	67	60	139	219
Management fee income	44	75	89	143
Replacement rent	621	619	1,238	1,238
Income from unconsolidated joint ventures	387	113	391	274
Other	164	325	354	640

	$4,990	$4,786	$9,226	$9,782

Note 10. Retirement and Termination Benefits in 2007
     During the first quarter of 2007, the Company recorded a $1.5 million charge, included in general and administrative expenses on the Company’s Condensed Consolidated Income Statement, and established a severance and payroll tax liability relating to the retirement of the Company’s Chief Operating Officer and elimination of five other officer and employee positions in the Company’s corporate and regional offices. This charge is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note 11. Taxable Income
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
     The following table reconciles the Company’s consolidated net income to taxable income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net income	$13,766	$13,643	$20,566	$49,987
Items to Reconcile Net Income to Taxable Income:
Depreciation and amortization	3,077	872	5,955	4,935
Gain or loss on disposition of depreciable assets	301	15,376	(3,407)	27,053
Straight-line rent	177	251	284	1,000
VIE consolidation	—	188	—	394
Receivable allowances	385	(9,685)	739	(5,543)
Stock-based compensation	2,079	5,614	3,681	7,506
Other	(396)	(3,506)	(840)	(3,840)

Taxable income (1)	$19,389	$22,753	$26,978	$81,492

Dividends paid (2)	$19,534	$258,759	$39,067	$290,322

(1)	Before REIT dividend paid deduction.

(2)	The three and six months ended June 30, 2007 includes the payment of a special dividend of $227.2 million which was paid in May 2007.
State Income Taxes
     State income tax expense and state income tax payments for the three and six months ended June 30, 2008 and 2007 are detailed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
State income tax expense:
Texas gross margins tax	$95	$98	$193	$195
Other (1)	259	20	293	40

Total state income tax expense	$354	$118	$486	$235

State income tax payments, net of refunds	$621	$25	$621	$41

(1)	The three and six months ended June 30, 2008 includes $225 in state income taxes accrued and paid during the second quarter of 2008 related to the sale of certain of the senior living assets in 2007. The Company recorded the $225 to the gain on sale from the senior living assets which is included in discontinued operations on the Company’s Condensed Consolidated Statements of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Disclosure Regarding Forward-Looking Statements
     This report and other material Healthcare Realty Trust Incorporated (the “Company”) has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” ”could,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risk, as described in the Company’s Annual Report on Form 10-K, and in this report that could significantly affect the Company’s current plans and expectations and future financial condition and results.
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
Executive Overview
     The Company continues to pursue opportunities to develop outpatient medical facilities. As of June 30, 2008, the Company had nine development projects underway with budgets totaling approximately $259 million. The Company expects completion of the core and shell of four of the nine projects with budgets totaling approximately $58 million during 2008 and expects the core and shell of the remaining five projects with budgets totaling approximately $201 million to be completed during 2009 and 2010. Beyond the projects currently under construction, the Company is pursuing several other projects that, if completed, would have project budgets totaling approximately $210 million.
     Management continues to pursue acquisitions of existing outpatient medical office facilities. On July 25, 2008, the Company purchased two fully-leased, six-story office buildings, each containing 146,000 square feet, and a six-level parking structure, containing 977 parking spaces, in Dallas, Texas for $59.2 million.
     The Company’s real estate portfolio, diversified by facility type, geography, tenant and payor mix, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice patterns. As discussed in “Liquidity and Capital Resources - Liquidity” below, management believes it is well-positioned from a capital structure and liquidity viewpoint to fund its investment activity. At June 30, 2008, the Company’s leverage ratio (debt divided by debt plus undepreciated equity) was approximately 44.9%. Approximately 79.3% of its existing debt portfolio had maturity dates after 2010. On April 17, 2008, the Company entered into an amendment to its credit facility which modified certain financial covenants and had the effect of providing the Company full borrowing capacity under its credit facility. As such, with $158.0 million outstanding under the unsecured credit facility, the Company had remaining borrowing capacity of $242.0 million at June 30, 2008.
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
Development Activity
     The Company continues to focus on developing medical office and outpatient facilities. The development investments that the Company pursues are either relationship-based, with a particular operator or hospital system, or they are market-driven, where the underlying fundamentals in a particular market make the development of medical office and outpatient facilities, without an existing healthcare system relationship, compelling. The Company’s market-driven development opportunities are generally on sites that are most often near acute-care hospitals and in markets with strong population growth and are advantageous because of fewer use and leasing restrictions, shorter development timelines, and the prospect for higher investment returns. The Company’s ability to complete, lease-up and operate these facilities in a given period of time will impact the Company’s results of operations and cash flows. More favorable completion dates, lease-up periods and rental rates will result in improved results of operations and cash flows, while lagging completion dates, lease-up periods and rental rates will likely result in less favorable results of operations and cash flows. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Company’s development activities.
Purchase Option Provisions
     Certain of the Company’s leases include purchase option provisions. These provisions vary from lease to lease. See “Liquidity and Capital Resources — Purchase Options” below and Note 2 to the Condensed Consolidated Financial Statements.
Expiring Leases and Financial Support Agreements
     Master leases on two of the Company’s properties and financial support arrangements related to four of the Company’s properties will expire in 2008. If the Company is unable to negotiate renewals of these agreements at favorable rates or the underlying tenant rents do not support the current rental rates or returns, then the Company’s results of operations and cash flows could be negatively impacted.
     In the multi-tenanted properties, leases are generally short-term in nature, resulting in a steady level of lease expirations each year in the normal course of business. During 2008, over 400 leases in these properties expire, but the Company has renewed or anticipates that it will renew the majority of these leases at favorable rates.

Funds from Operations
     Funds from Operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” Impairment charges may not be added back to net income in calculating FFO, which has the effect of decreasing FFO in the period recorded. During the first quarter of 2007, based on management’s decision to sell certain properties, the Company recorded impairment charges totaling $2.8 million, which reduced FFO per diluted share by approximately $0.06 for the six months ended June 30, 2007. FFO for the three and six months ended June 30, 2008 as compared to 2007 was impacted by the disposition of the senior living assets during 2007, because of the elimination of the operations of the divested assets. FFO and FFO per share generated by the senior living assets disposed of during 2007 totaled approximately $1.8 million and $9.0 million, respectively, or $0.04 and $0.19, respectively, per diluted share, for the three and six months ended June 30, 2007.
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
     However, FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles FFO to net income for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Net income	$13,766	$13,643	$20,566	$49,987
Gain on sales of real estate properties	(7,715)	(7,482)	(8,352)	(37,871)
Real estate depreciation and amortization	13,150	12,699	26,423	27,070

Total adjustments	5,435	5,217	18,071	(10,801)

Funds from Operations — Basic and Diluted	$19,201	$18,860	$38,637	$39,186

Funds from Operations per Common Share — Basic	$0.39	$0.40	$0.78	$0.84

Funds from Operations per Common Share — Diluted	$0.38	$0.40	$0.77	$0.82

Weighted Average Common Shares Outstanding — Basic	49,431,724	46,603,643	49,422,391	46,575,554

Weighted Average Common Shares Outstanding — Diluted	50,474,762	47,577,334	50,442,808	47,587,624

Results of Operations
Second Quarter 2008 Compared to Second Quarter 2007
     Income from continuing operations increased $1.0 million, or 26.6%, for the three months ended June 30, 2008 compared to the same period in 2007 due mainly to the acquisition of a building in the third quarter of 2007, commencement of operations of three buildings developed by the Company, as well as leasing activities and annual rent increases on leases related to the Company’s other real estate properties. Net income for the second quarter of 2008, however, remained relatively level at $13.8 million, or $0.28 per basic common share ($0.27 per diluted common share), versus $13.6 million, or $0.29 per basic and diluted common share, for the second quarter of 2007. Net income for the three months ended June 30, 2008 is affected by the disposition of senior living assets and resulting gain in 2007.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
REVENUES
Master lease rent	$14,787	$14,456	$331	2.3%
Property operating	34,886	31,803	3,083	9.7%
Straight-line rent	(137)	9	(146)	-1622.2%
Mortgage interest	542	460	82	17.8%
Other operating	4,990	4,786	204	4.3%

	55,068	51,514	3,554	6.9%

EXPENSES
General and administrative	5,863	5,220	643	12.3%
Property operating	20,112	18,179	1,933	10.6%
Bad debts, net of recoveries	115	77	38	49.4%
Interest	11,209	12,153	(944)	-7.8%
Depreciation	12,385	10,883	1,502	13.8%
Amortization	575	1,204	(629)	-52.2%

	50,259	47,716	2,543	5.3%

INCOME FROM CONTINUING OPERATIONS	4,809	3,798	1,011	26.6%

DISCONTINUED OPERATIONS
Income from discontinued operations	1,242	2,363	(1,121)	-47.4%
Gain on sales of real estate properties	7,715	7,482	233	3.1%

INCOME FROM DISCONTINUED OPERATIONS	8,957	9,845	(888)	-9.0%

NET INCOME	$13,766	$13,643	$123	0.9%

     Total revenues from continuing operations for the quarter ended June 30, 2008 increased $3.6 million, or 6.9%, compared to the same period in 2007, mainly for the reasons discussed below:
     • Master lease income increased $0.3 million, or 2.3%, due mainly to additional revenues from annual rent increases.
     • Property operating income increased $3.1 million, or 9.7%, due mainly to additional revenues from the commencement of operations of three medical office buildings previously under construction totaling approximately $0.8 million, additional revenues resulting from the acquisition of a medical office building in the third quarter of 2007 of approximately $0.8 million, and additional revenues from new tenant lease agreements and stated annual rental increases totaling approximately $1.3 million.

     Total expenses for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 increased $2.5 million, or 5.3%, mainly for the reasons discussed below:
     • General and administrative expenses increased $0.6 million, or 12.3%, due mainly to additional expense recognized relating to the amortization of deferred compensation amounts for the Company’s executive officers and directors, which totaled approximately $0.3 million, as well as increases in other compensation-related costs totaling approximately $0.4 million.
     • Property operating expense increased $1.9 million, or 10.6%, as compared to the same period in 2007 due mainly to additional expenses recognized related to the commencement of operations of three medical office buildings previously under construction totaling approximately $0.7 million, as well as additional expenses recognized related to a newly acquired medical office building in the third quarter of 2007 totaling approximately $0.2 million. Property operating expenses were also impacted by increases in utilities of approximately $0.4 million, legal fees of approximately $0.4 million and real estate taxes of approximately $0.5 million for 2008 as compared to 2007. These increases in expenses were offset partially by the recognition of prior period straight-line rent expense in the first quarter of 2007 totaling approximately $0.2 million relating to ground leases where the Company is the lessee.
     • Interest expense decreased $0.9 million, or 7.8%, due mainly to an increase in capitalized interest of approximately $0.6 million related to the Company’s development activities, as well as a decrease in expense of approximately $0.2 million from a lower average interest rate on the unsecured credit facility in the first quarter of 2008 compared to 2007.
     • Depreciation expense increased $1.5 million, or 13.8%, due mainly to the acquisition of one real estate property during 2007 and the commencement of operations of three medical office buildings that were previously under construction, as well as various building and tenant improvements expenditures.
     • Amortization expense decreased $0.6 million, or 52.2%, due mainly to a decrease in amortization expense recognized on lease intangibles that have fully amortized.
     Income from discontinued operations totaled $9.0 million and $9.8 million, respectively, for the three months ended June 30, 2008 and 2007, which includes the results of operations, gains on sale, and impairment charges related to assets classified as held for sale or disposed of during 2008 and 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Income from continuing operations increased $3.9 million, or 65.7%, for the six months ended June 30, 2008 compared to the same period in 2007 due mainly to the acquisition of a building in the third quarter of 2007, commencement of operations of three buildings developed by the Company, leasing activities and annual rent increases on leases related to the Company’s other real estate properties, a lease termination fee received in 2008, as well as a reduction in interest expense related mainly to a decrease in interest rates and an increase in capitalized interest on properties under construction. Net income for the six months ended June 30, 2008 compared to 2007 decreased by $29.4 million, or 58.9%. Net income for the six months ended June 30, 2008 is affected by the disposition of senior living assets and resulting gain in 2007. Net income for the six months ended June 30, 2008 totaled $20.6 million, or $0.42 per basic common share ($0.41 per diluted common share), compared with net income of $50.0 million, or $1.07 per basic common share ($1.05 per diluted common share) for the same period in 2007.

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
REVENUES
Master lease rent	$30,238	$29,354	$884	3.0%
Property operating	68,911	63,343	5,568	8.8%
Straight-line rent	(204)	43	(247)	-574.4%
Mortgage interest	1,067	812	255	31.4%
Other operating	9,226	9,782	(556)	-5.7%

	109,238	103,334	5,904	5.7%

EXPENSES
General and administrative	11,908	11,395	513	4.5%
Property operating	39,135	36,163	2,972	8.2%
Bad debts, net of recoveries	333	82	251	306.1%
Interest	22,407	25,558	(3,151)	-12.3%
Depreciation	24,430	21,567	2,863	13.3%
Amortization	1,169	2,620	(1,451)	-55.4%

	99,382	97,385	1,997	2.1%

INCOME FROM CONTINUING OPERATIONS	9,856	5,949	3,907	65.7%

DISCONTINUED OPERATIONS
Income from discontinued operations	2,387	8,959	(6,572)	-73.4%
Impairments	(29)	(2,792)	2,763	-99.0%
Gain on sales of real estate properties	8,352	37,871	(29,519)	-77.9%

INCOME FROM DISCONTINUED OPERATIONS	10,710	44,038	(33,328)	-75.7%

NET INCOME	$20,566	$49,987	$(29,421)	-58.9%

     Total revenues from continuing operations for the six months ended June 30, 2008 increased $5.9 million, or 5.7%, compared to the same period in 2007, mainly for the reasons discussed below:
     • Master lease income increased $0.9 million, or 3.0%, due mainly to a lease termination fee totaling $0.8 million received by the Company from one tenant in the first quarter of 2008.
     • Property operating income increased $5.6 million, or 8.8%, due mainly to additional revenues totaling approximately $1.4 million from the commencement of operations of three medical office buildings previously under construction, additional revenues of approximately $1.3 million resulting from the acquisition of a medical office building in the third quarter of 2007, with the remaining $3.5 million generally related to additional revenues from new tenant lease agreements and stated annual rental increases. These amounts were offset by a lease termination fee received in the first quarter of 2007 totaling $0.6 million received by the Company from one tenant.
     • Other operating income decreased $0.6 million, or 5.7%, due mainly to the expiration of a property operating agreement during 2007, resulting in a decrease in lease guaranty revenue of approximately $0.6 million.
     Total expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 increased $2.0 million, or 2.1%, mainly for the reasons discussed below:
     • General and administrative expenses increased $0.5 million, or 4.5%, due mainly to additional expense recognized relating to the amortization of deferred compensation amounts for the Company’s executive officers and directors, which totaled approximately $0.4 million, as well as other compensation- related costs totaling approximately $1.2 million. Also, during 2008, the Company recognized additional costs incurred relating to the Company’s development efforts of approximately $0.5 million. Further, in the first quarter of 2007, the Company recorded a $1.5 million charge relating to the retirement of one officer and the termination of several other employees.
     • Property operating expense increased $3.0 million, or 8.2%, as compared to the same period in 2007 mainly due to additional expenses of approximately $1.2 million recognized from the commencement of operations of three medical office buildings previously under construction and approximately $0.5 million in additional expenses recognized related to the acquisition of a medical office building in the third quarter of 2007. Property operating expenses were also impacted by increases in utilities of approximately $0.6 million, legal fees of approximately $0.4 million, real estate taxes of approximately $0.5 million and compensation-related costs of approximately $0.3 million for 2008 as compared to 2007. These amounts were partially offset by the recognition of straight-line rent expense during 2007 for prior periods totaling approximately $0.7 million related to ground leases where the Company is the lessee.
     • Interest expense decreased $3.2 million, or 12.3%, due mainly to a decrease in interest of approximately $1.4 million from lower average interest rates on the unsecured credit facility in 2008 as compared to 2007 and an increase in capitalized interest of approximately $1.6 million related to the Company’s development activities.
     • Depreciation expense increased $2.9 million, or 13.3%, due mainly to the acquisition of one real estate property during the third quarter of 2007, the commencement of operations of three medical office buildings that were previously under construction, as well as various building and tenant improvements.
     • Amortization expense decreased $1.5 million, or 55.4%, mainly due to a decrease in amortization expense recognized on lease intangibles that have fully amortized.
     Income from discontinued operations totaled $10.7 million and $44.0 million, respectively, for the six months ended June 30, 2008 and 2007, which includes the results of operations, gains on sale, and impairment charges related to assets classified as held for sale or disposed of during 2008 and 2007.
Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under its unsecured credit facility, secured debt borrowings, or from other private debt or equity offerings. For the six months ended June 30, 2008, the Company generated approximately $42.7 million in cash from operations and used approximately $46.4 million in total cash from investing and financing activities, as detailed in the Company’s Condensed Consolidated Cash Flow Statement.
Contractual Obligations
     The Company had certain contractual obligations as of June 30, 2008 and is also required to pay dividends to its shareholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2008 through 2009 are included in the table below.

(In thousands)	2008	2009	Total
Long-term debt obligations, including interest (1)	$22,433	$202,870	$225,303
Operating lease commitments (2)	1,540	3,184	4,724
Construction in progress (3)	19,939	66,895	86,834
Tenant improvements (4)	13,820	—	13,820
Deferred gain (5)	1,253	2,115	3,368
Pension obligations (6)

	$58,985	$275,064	$334,049

(1)	Includes estimated cash interest due on total debt other than the unsecured credit facility. See Note 4 to the Condensed Consolidated Financial Statements.

(2)	Includes primarily two office leases and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes cash flow projections for the remainder of 2008 and 2009 related to the construction of nine buildings. A portion of the remaining commitments is designated for tenant improvements that will generally be funded after the core and shell of the building is substantially completed.

(4)	Includes tenant improvement allowance obligations remaining on nine properties previously constructed by the Company and one property developed by a joint venture which the Company accounts for under the equity method. For purposes of this table, the Company has assumed that these obligations will be funded in 2008.

(5)	As part of the sale of the senior living portfolio, the Company recorded a $5.7 million deferred gain related to one tenant under a lease assigned to one buyer. The Company’s payments are based upon the tenant’s performance under its lease through July 31, 2011. As of June 30, 2008, the Company had paid $2.3 million to the buyer which reduced the Company’s deferred gain. The payment or timing of future payments is unknown. For purposes of the table, the Company has included for 2008 the maximum amount that they would be required to pay for the remainder of 2008, based on the lease, with the remainder of the deferred gain included in 2009.

(6)	At June 30, 2008, three employees and five non-employee directors were eligible to retire under the Executive Retirement Plan and the Retirement Plan for Outside Directors. If these individuals retired at normal retirement age and received full retirement benefits based upon the terms of each applicable plan, the future benefits to be paid are estimated to be approximately $34.5 million, of which approximately $84,000 is currently being paid annually to one employee who is retired. Because the Company does not know when these individuals will retire, it has not projected when these amounts would be paid in this table.
     As of June 30, 2008, approximately 79.3% of the Company’s outstanding debt balances were due after 2010, with the majority of the debt balances that were due prior to 2010 relating to the unsecured credit facility due 2009. The Company’s leverage ratio (debt divided by debt plus undepreciated equity) was approximately 44.9% at June 30, 2008 and its earnings (from continuing operations) covered fixed charges at a ratio of 1.26 to 1.0 for the six months ended June 30, 2008. On April 17, 2008, the Company entered into an amendment to its credit facility which modified certain financial covenants and had the effect of providing the Company full borrowing capacity under its credit facility. As such, at June 30, 2008, the Company had $158.0 million outstanding under the facility and had borrowing capacity remaining of $242.0 million. The Company’s unsecured credit facility expires in January 2009. The Company has the option of extending the facility for one additional year, which it would need to exercise by November 2008, or it could renew the facility. Based on current market conditions, the Company expects that it will extend the facility for one additional year, but may renew the facility if market conditions improve.
     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2008, the Company was in compliance with its financial covenant provisions under its various debt instruments.
     In April 2008, the Company’s Board of Directors authorized the Company to repurchase in the open market up to $20.0 million of its Senior Notes due 2011 and $30.0 million of its Senior Notes due 2014. As of June 30, 2008, the Company had repurchased $3.5 million of its Senior Notes due 2011 and $1.8 million of its Senior Notes due 2014. In conjunction with the repurchases, the Company amortized a pro-rata portion of the premium or discount related to the notes and recognized an immaterial aggregate net gain. Subsequent to June 30, 2008, the Company repurchased an additional $9.5 million of its Senior Notes due 2014. The Company may elect, from time to time, to repurchase and retire its notes either when market conditions are appropriate or as a means to reinvest available cash.
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
Security Deposits and Letters of Credit
     As of June 30, 2008, the Company had approximately $4.7 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Asset Acquisitions
     The Company did not complete any acquisitions during the first six months of 2008 but continued construction on its properties under development.
     On July 25, 2008, the Company purchased two fully-leased, six-story office buildings, each containing 146,000 square feet, and a six-level parking structure, containing 977 parking spaces, in Dallas, Texas for $59.2 million. The Company funded the transaction with proceeds from its unsecured credit facility.
Asset Dispositions
     During the second quarter of 2008, pursuant to a purchase option exercised by a tenant, the Company disposed of an 83,718 square foot building in Texas in which it had a total gross investment of approximately $18.5 million ($10.4 million, net). The sales price was $18.5 million, and the Company recognized an $8.0 million net gain from the sale, net of closing costs of $0.1 million. The Company also recorded expenses of approximately $0.3 million to the gain on sale of real estate properties related to state tax adjustments on the sale of the senior living assets in 2007.
     During the first quarter of 2008, the Company disposed of a 36,951 square foot building in Mississippi in which it had a total gross investment of approximately $2.9 million ($1.6 million, net). The sales price was $2.0 million, and the Company recognized a $0.3 million net gain from the sale, net of closing costs of $0.1 million. Also, the Company sold a 7,500 square foot physician clinic in Texas in which it had a total gross investment of approximately $0.5 million ($0.4 million, net). The sales price was $0.5 million, and the Company recognized a $0.1 million net gain from the sale. Finally, the Company disposed of a parcel of land in Pennsylvania for approximately $0.8 million, which approximated the Company’s net book value. During the first quarter of 2008, the Company also recorded a $0.2 million gain due to the collection of certain receivables by the Company relating to senior living properties sold during 2007.
Purchase Options
     Certain of the Company’s leases include purchase option provisions. The provisions vary from lease to lease. In April 2008, the Company received notice from a tenant of its intent to purchase five properties from the Company pursuant to purchase options contained in its leases with the Company. The Company’s aggregate investment in the buildings was approximately $23.9 million ($16.8 million, net) at June 30, 2008. The Company expects to sell these properties to the tenant in the first quarter of 2009 for approximately $23.1 million in net proceeds, including $0.8 million in lease termination fees, which should result in a gain on sale of approximately $4.6 million. In accordance with SFAS No. 144, the five properties are classified as held for sale and are included in discontinued operations as of and for the three and six months ended June 30, 2008.

     During 2007, the Company received notice from a tenant of its intent to purchase two buildings from the Company pursuant to purchase options contained in each of the building leases. The Company sold one of the buildings to the tenant during the second quarter of 2008 as discussed in Asset Dispositions above. The parties were in dispute as to the enforceability of the purchase option on the second property and, therefore, the Company was uncertain as to when the transaction would close, if at all. As a result, the second property was not reclassified to assets held for sale and its results of operations were not reclassified to discontinued operations on the Company’s Condensed Consolidated Financial Statements. During July 2008, the Company resolved the dispute with the tenant and agreed to sell the property to the tenant for $38.0 million. The Company’s gross investment in the second building was approximately $46.8 million ($32.8 million, net) and the Company carried a mortgage note payable on the building with a principal balance of $19.8 million at June 30, 2008. The transaction is expected to close during the third quarter of 2008, and the Company expects to recognize a gain on sale of approximately $2.5 million.
Construction in Progress
     As of June 30, 2008, the Company had nine medical office/outpatient buildings under development with estimated completion dates ranging from the third quarter of 2008 through the fourth quarter of 2010. The Company also had land held for development at June 30, 2008 of approximately $16.4 million on which the Company expects to develop and own medical office buildings and outpatient healthcare facilities. The table below details the Company’s construction in progress and land held for development as of June 30, 2008. The information included in the table below represents management’s estimates and expectations at June 30, 2008 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	June 30,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2008	Fundings	Investment
(Dollars in thousands)
Under construction:
Colorado	3Q 2008	MOB	2	169,000	$18,883	$8,517	$27,400
Arizona	4Q 2008	MOB	2	188,000	19,578	11,422	31,000
Texas	3Q 2009	MOB	1	135,000	7,387	25,613	33,000
Illinois	3Q 2009	MOB	1	100,000	7,073	19,327	26,400
Texas	4Q 2009	MOB	1	120,000	6,646	21,954	28,600
Hawaii	1Q 2010	MOB	1	133,000	16,472	69,528	86,000
Texas	4Q 2010	MOB	1	90,000	8,927	17,373	26,300

Land held for development:
Texas			—		7,962
Illinois			—		8,417

			9	935,000	$101,345	$173,734	$258,700

(1)	MOB-Medical office building
Other Construction
     The Company also had various remaining first-generation tenant improvements budgeted as of June 30, 2008 totaling approximately $13.0 million related to properties that were developed by the Company, as well as a tenant improvement obligation totaling approximately $0.8 million related to a project developed by a joint venture which the Company accounts for under the equity method.

Dividends
     During 2008, the Company’s Board of Directors has declared common stock cash dividends as shown in the table below:

	Per Share	Date of		Date Paid
Dividend	Amount	Declaration	Date of Record	(* Payable)
4th Quarter 2007	$0.385	January 29, 2008	February 15, 2008	March 3, 2008
1st Quarter 2008	$0.385	April 29, 2008	May 15, 2008	June 3, 2008
2nd Quarter 2008	$0.385	July 29, 2008	August 15, 2008	* September 3, 2008
     As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Liquidity
     Net cash provided by operating activities was $42.7 million and $42.4 million for the six months ended June 30, 2008 and 2007, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2008 and 2009, paying dividends, and funding debt service, with cash flows from operations, proceeds from the Unsecured Credit Facility due 2009, proceeds of mortgage notes receivable repayments, proceeds from sales of real estate investments, proceeds from secured debt borrowings, or additional capital market financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
     The recent turmoil in the credit markets has not significantly affected the Company, though it may influence the Company’s decision to extend or renew its unsecured credit facility due 2009, which is discussed in more detail above. The Company also has some exposure to variable interest rates and its stock price has been impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 15 years and have annual rate increases based generally on consumer price indices.
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
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three and six months ended June 30, 2008, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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
     In connection with the shareholder derivative suit discussed above, Capstone filed a claim with its directors’ and officers’ liability insurance carrier, Twin City Fire Insurance Company (“Twin City”), an affiliate of the Hartford family of insurance companies, for indemnity against legal and other expenses incurred by Capstone related to the suit and any judgment rendered. Twin City asserted that the Company’s claim was not covered under the D&O policy and refused to reimburse Capstone’s defense expenses. In September 2005, Capstone filed suit against Twin City for coverage and performance under its insurance policy. In the fourth quarter of 2007, the federal district judge in Birmingham, Alabama entered partial summary judgment on Capstone’s claim for advancement of defense costs under the policy. Capstone and Twin City have agreed to an interim plan for Twin City’s payment of defense costs, fees and expenses, subject to Twin City’s appeal of the partial summary judgment ruling. As of June 30, 2008, the Company had received $1.6 million from Twin City and had recorded approximately $1.2 million in additional receivables due from Twin City for incurred but unreimbursed expenses related to the suit. The Company will continue to bill amounts to Twin City for its expenses incurred in defense of the underlying HealthSouth shareholder derivative litigation. The Company is recording these amounts as an offset to property operating expense on the Company’s Condensed Consolidated Statements of Income. The Company does not believe an appellate reversal of the partial summary judgment ruling is probable. However, if the ruling were to be reversed, the Company would be required to repay all monies received from Twin City.
     In May 2006, Methodist Health System Foundation, Inc. (the “Foundation”) filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under financial support agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans. The Foundation received substantial cash proceeds from the sale of the Pendleton Memorial Methodist Hospital to an affiliate of Universal Health Services, Inc. in 2003. The Foundation’s assets and income are not primarily dependent upon the operations of Methodist Hospital, which has remained closed since Hurricane Katrina struck in August 2005. The Foundation’s suit alleges that Hurricane Katrina and its aftermath should relieve the Foundation of its obligations under the financial support agreements. The agreements do not contain any express provision allowing for termination upon a casualty event but do allow for a reduction in the Foundation’s obligation for any insurance proceeds received by the Company for business interruption related to a casualty event. During the first quarter of 2008, the Company settled with its insurance carrier and received insurance proceeds totaling approximately $3.8 million, of which approximately $2.5 million was applied to its business interruption claim, offsetting a portion of the Company’s receivable from the Foundation, and $1.3 million applied to its property casualty claim, offsetting a property casualty receivable, which partially reimbursed the Company for costs it incurred related to rebuilding and reopening its medical office buildings which were damaged from Hurricane Katrina. The Company continues to record revenue under its financial support agreements with the Foundation with approximately $0.9 million recognized as revenue in 2008. At June 30, 2008, the Company had a receivable recorded from the Foundation totaling approximately $2.5 million. If the Foundation is relieved of its obligations to pay the remaining outstanding amounts to the Company, the Company’s cash flows and results of operations could be negatively impacted. The Company believes the Foundation’s claims are not meritorious and will vigorously defend the enforceability of the financial support agreements.
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

Item 4.	Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of shareholders was held on May 13, 2008, and its shareholders voted on the following matters.
     (a) David R. Emery, Batey M. Gresham, Jr., and Dan S. Wilford were elected to serve as Directors. The vote was as follows:

				Votes Cast
	Director	Term	Votes Cast	Against or
	Class	Expires	in Favor	Withheld	Non Votes
David R. Emery	3	2011	46,273,962	792,777	3,665,903
Batey M. Gresham, Jr.	3	2011	42,432,119	4,634,620	3,665,903
Dan S. Wilford	3	2011	42,602,142	4,464,597	3,665,903
     The following Class 1 and Class 2 Directors continued in office following the meeting:

Term Expires
Charles Raymond Fernandez, M.D.	2009
Errol L. Biggs, Ph. D.	2009
Bruce D. Sullivan	2009
Marliese E. Mooney	2010
Edwin B. Morris III	2010
John Knox Singleton	2010
(b) The shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ended December 31, 2008, by the following vote:

	Votes Cast	Abstentions/Non
Votes Cast in Favor	Against	Votes
46,583,932	359,106	3,789,604

Item 6.	Exhibits.

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (5)

Exhibit 10.2
Amendment No. 2, dated as of April 17, 2008, to that certain Credit Agreement, dated as of January 25, 2008, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

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

Date: August 4, 2008

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

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

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