Form 10-Q
period 2008-09-30
HEALTHCARE REALTY TRUST INC
filed 2008-11-10
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-11852

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	62 — 1507028 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, 58,819,197 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Real estate properties:
Land	$101,758	$102,321
Buildings, improvements and lease intangibles	1,530,576	1,483,547
Personal property	16,677	16,305
Construction in progress	100,888	94,457

	1,749,899	1,696,630
Less accumulated depreciation	(358,496)	(345,457)

Total real estate properties, net	1,391,403	1,351,173

Cash and cash equivalents	5,156	8,519

Mortgage notes receivable	40,112	30,117

Assets held for sale and discontinued operations, net	65,792	15,639

Other assets, net	76,066	90,044

Total assets	$1,578,529	$1,495,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes and bonds payable	$658,295	$785,289

Accounts payable and accrued liabilities	50,877	37,376

Liabilities of discontinued operations	25,277	34

Other liabilities	44,745	40,798

Total liabilities	779,194	863,497

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 58,818,420 and 50,691,331 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	588	507

Additional paid-in capital	1,485,846	1,286,071

Accumulated other comprehensive loss	(4,346)	(4,346)

Cumulative net income	721,275	695,182

Cumulative dividends	(1,404,028)	(1,345,419)

Total stockholders’ equity	799,335	631,995

Total liabilities and stockholders’ equity	$1,578,529	$1,495,492

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended September 30, 2008 and 2007
(Dollars in thousands, except per share data)
(Unaudited)

	2008	2007
REVENUES
Master lease rent	$14,434	$13,979
Property operating	35,441	31,208
Straight-line rent	113	611
Mortgage interest	579	404
Other operating	4,255	4,269

	54,822	50,471

EXPENSES
General and administrative	6,018	4,335
Property operating	22,062	18,849
Impairment	1,600	—
Bad debts, net of recoveries	95	53
Depreciation	12,353	10,719
Amortization	769	997

	42,897	34,953

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt, net	2,015	—
Interest expense	(10,785)	(12,096)
Interest and other income, net	184	533

	(8,586)	(11,563)

INCOME FROM CONTINUING OPERATIONS	3,339	3,955

DISCONTINUED OPERATIONS
Income from discontinued operations	1,442	2,001
Impairments	—	(4,057)
Gain on sales of real estate properties	746	3,587

INCOME FROM DISCONTINUED OPERATIONS	2,188	1,531

NET INCOME	$5,527	$5,486

Basic Earnings Per Common Share
Income from continuing operations per common share	$0.07	$0.08
Discontinued operations per common share	0.04	0.04

Net income per common share	$0.11	$0.12

Diluted Earnings Per Common Share
Income from continuing operations per common share	$0.07	$0.08
Discontinued operations per common share	0.04	0.04

Net income per common share	$0.11	$0.12

Weighted Average Common Shares Outstanding — Basic	49,530,813	46,683,619

Weighted Average Common Shares Outstanding — Diluted	50,614,173	47,601,330

Dividends Declared, per Common Share, During the Period	$0.385	$0.385

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands, except per share data)
(Unaudited)

	2008	2007
REVENUES
Master lease rent	$43,669	$42,358
Property operating	101,767	92,190
Straight-line rent	(87)	655
Mortgage interest	1,647	1,217
Other operating	12,846	13,257

	159,842	149,677

EXPENSES
General and administrative	17,926	15,730
Property operating	60,220	54,155
Impairment	1,600	—
Bad debt, net of recoveries	355	130
Depreciation	35,733	31,322
Amortization	1,919	3,597

	117,753	104,934

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt, net	2,024	—
Interest expense	(32,379)	(36,819)
Interest and other income, net	807	1,326

	(29,548)	(35,493)

INCOME FROM CONTINUING OPERATIONS	12,541	9,250

DISCONTINUED OPERATIONS
Income from discontinued operations	4,483	11,614
Impairments	(29)	(6,849)
Gain on sales of real estate properties	9,098	41,459

INCOME FROM DISCONTINUED OPERATIONS	13,552	46,224

NET INCOME	$26,093	$55,474

Basic Earnings Per Common Share
Income from continuing operations per common share	$0.25	$0.20
Discontinued operations per common share	0.28	0.99

Net income per common share	$0.53	$1.19

Diluted Earnings Per Common Share
Income from continuing operations per common share	$0.25	$0.19
Discontinued operations per common share	0.27	0.98

Net income per common share	$0.52	$1.17

Weighted Average Common Shares Outstanding — Basic	49,438,796	46,680,455

Weighted Average Common Shares Outstanding — Diluted	50,481,469	47,596,154

Dividends Declared, per Common Share, During the Period	$1.155	$6.455

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	2008	2007
Operating Activities
Net income	$26,093	$55,474
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,168	40,292
Stock-based compensation	3,487	3,681
Straight-line rent receivable	75	(735)
Straight-line rent liability	147	1,269
Gain on sales of real estate properties	(9,098)	(41,459)
Gain on repurchase of notes payable	(2,024)	—
Impairments	1,629	6,849
Equity in losses from unconsolidated LLCs	93	59
Provision for bad debts, net of recoveries	426	115
State income taxes paid, net of refunds	(651)	(107)
Changes in operating assets and liabilities:
Other assets	5,029	(1,399)
Accounts payable and accrued liabilities	9,653	(3,180)
Other liabilities	2,983	3,094

Net cash provided by operating activities	78,010	63,953

Investing Activities
Acquisition and development of real estate properties	(138,452)	(106,808)
Funding of mortgages and notes receivable	(12,519)	(4,020)
Distributions received from unconsolidated LLCs	882	1,127
Redemption of preferred equity investment in unconsolidated LLC	5,546	—
Proceeds from sales of real estate	24,681	297,341
Proceeds from mortgages and notes receivable repayments	2,634	65,545

Net cash provided by (used in) investing activities	(117,228)	253,185

Financing Activities
Borrowings on notes and bonds payable	280,000	403,840
Repayments on notes and bonds payable	(350,720)	(468,556)
Repurchases of notes payable	(31,238)	—
Special dividend paid	—	(227,157)
Quarterly dividends paid	(58,609)	(81,623)
Proceeds from issuance of common stock	197,062	70,558
Stock issuance costs	(32)	—
Common stock redemption	(282)	(30)
Credit facility amendment fee	(326)	—

Net provided by (used in) in financing activities	35,855	(302,968)

Increase (decrease) in cash and cash equivalents	(3,363)	14,170
Cash and cash equivalents, beginning of period	8,519	1,950

Cash and cash equivalents, end of period	$5,156	$16,120

Supplemental Cash Flow Information:
Interest paid	$28,544	$38,002
Capitalized interest	$4,760	$2,667
Capital expenditures accrued	$10,449	$3,134
Notes payable assumed	$422	$1,840
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
     Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $1.8 billion in 179 real estate properties and mortgages as of September 30, 2008, excluding assets classified as held for sale and including investments in three unconsolidated joint venture limited liability companies (“LLCs”). The Company’s 173 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 25 states, totaling approximately 10.9 million square feet. As of September 30, 2008, the Company provided property management services to approximately 7.4 million square feet nationwide.
Principles of Consolidation
     The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, consolidated variable interest entities (“VIEs”) and certain other affiliated entities with respect to which the Company controlled or controls the operating activities and receives substantially all of the economic benefits. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2007 included the assets and liabilities and results of operations of six VIEs. The Company did not consolidate any VIEs during 2008 as the real estate properties related to these VIEs were sold during 2007.
     The Company accounts for its joint venture investments in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of all Majority-Owned Subsidiaries,” Accounting Principles Board Standard No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and the American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” which provide guidance on whether an entity should consolidate an investment or account for it under the equity or cost methods.
     The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. All significant inter-company accounts and transactions have been eliminated in the Condensed Consolidated Financial Statements.
     This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2008 due to many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of trends.

Use of Estimates in the Condensed Consolidated Financial Statements
     Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Segment Reporting
     The Company owns, acquires, manages, finances, and develops income-producing real estate properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses its operating results in a single segment.
Reclassifications
     Certain reclassifications have been made in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2007 to conform to the September 30, 2008 presentation.
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
Rental Income
     Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. Additional rent, generally defined in most lease agreements as the cumulative increase in a Consumer Price Index (“CPI”) from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Rental income from properties under master lease arrangements with tenants is included in master lease rent, and rental income from properties with multiple tenant lease arrangements is included in property operating income on the Company’s Condensed Consolidated Statements of Income.
Interest Income
     Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortized period specific to each note.

Property operating income
     As of September 30, 2008, the Company had property operating agreements, between the Company and a sponsoring health system, related to 14 of the Company’s 173 owned real estate properties. The property operating agreements obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in return for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to pay to the Company the shortfall under the terms of these agreements. The Company recognizes the shortfall income in other operating income on the Company’s Condensed Consolidated Statements of Income.
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
     Total comprehensive income for the three and nine months ended September 30, 2008 and 2007 is detailed in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Net income	$5,527	$5,486	$26,093	$55,474
Other comprehensive income	—	—	—	120

Total comprehensive income	$5,527	$5,486	$26,093	$55,594

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
Incentive Plans
     The Company follows the provisions of SFAS No. 123(R), “Share-Based Payment,” for accounting for its stock-based awards. As of September 30, 2008, the Company had issued and outstanding various employee and non-employee stock-based awards. These awards included restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plan.

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
Discontinued Operations and Assets Held for Sale
     The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Income in accordance with the criteria established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Pursuant to SFAS No. 144, a company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets classified as held for sale on the Company’s Condensed Consolidated Balance Sheet are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Condensed Consolidated Statements of Income. As of September 30, 2008, the Company had 10 real estate properties classified as held for sale.
Land Held for Development
     Land held for development, which is included in construction in progress on the Company’s Condensed Consolidated Balance Sheet, includes parcels of land owned by the Company, upon which the Company intends to develop and own medical office and outpatient healthcare properties. See Note 6 for a detail of the Company’s land held for development.
Variable Interest Entities
     In accordance with Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46R”), a company must evaluate whether certain relationships it has with other entities constitute a variable interest in a variable interest entity (“VIE”). Prior to the sale of the Company’s senior living assets in 2007, the Company concluded that it had a variable interest in 21 VIEs and that it was the primary beneficiary in six of the 21 VIEs. Therefore, in accordance with FIN No. 46R, the Company consolidated the six VIEs into its Consolidated Financial Statements. As such, the Company’s Condensed Consolidated Income Statement for the three and nine months ended September 30, 2007 includes, as part of discontinued operations, the operations of the six VIEs through their respective disposition dates. As of September 30, 2008, the Company concluded that it does not have any relationships with other entities constituting a variable interest in any VIEs.

New Pronouncements
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement applies to other current pronouncements that require or permit fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS No. 157 became effective for the Company on January 1, 2008 for its financial assets and liabilities, but has not had a significant impact on the Company’s financial position or results of operations. The Company does not anticipate that the full adoption of SFAS No. 157 on January 1, 2009 will have a significant impact on the Company’s financial position or its results of operations.
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
Business Combinations and Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”). These standards were designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 also eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 141(R) and SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of these new standards to significantly impact its Consolidated Financial Statements.
Note 2. Real Estate and Mortgage Notes Receivable Investments
     The Company had investments of approximately $1.8 billion in 179 real estate properties and mortgage notes receivable as of September 30, 2008, excluding assets classified as held for sale and including investments in three unconsolidated limited liability companies. The Company’s 173 owned real estate properties, excluding assets classified as held for sale, are located in 25 states with approximately 10.9 million total square feet. The table below details the Company’s investments.

	Number of	Investment		Square
(Dollars and Square Feet in thousands)	Investments	Amount	%	Feet

Owned properties
Master leases
Medical office	10	$87,189	4.8%	589
Physician clinics	19	134,342	7.5%	777
Ambulatory care/surgery	7	39,963	2.2%	160
Specialty outpatient	6	27,700	1.6%	118
Specialty inpatient	12	218,611	12.1%	864
Other	10	43,921	2.4%	499

	64	551,726	30.6%	3,007

Financial support agreements
Medical office	14	151,110	8.4%	1,048

	14	151,110	8.4%	1,048

Multi-tenanted with occupancy leases
Medical office	79	871,252	48.3%	6,162
Physician clinics	11	37,127	2.1%	233
Ambulatory care/surgery	4	59,081	3.3%	268
Other	1	48,881	2.7%	146

	95	1,016,341	56.4%	6,809

Land held for development	—	16,377	0.9%	—
Corporate property	—	14,345	0.8%	—

	—	30,722	1.7%	—

Total owned properties	173	1,749,899	97.1%	10,864

Mortgage notes receivable
Medical office	1	23,258	1.3%	—
Physician clinics	2	16,854	0.9%	—

	3	40,112	2.2%	—

Unconsolidated LLC investments, net
Medical office	2	10,753	0.6%	—
Other	1	1,082	0.1%	—

	3	11,835	0.7%	—

Total real estate investments	179	$1,801,846	100.0%	10,864

Note 3. Acquisitions and Dispositions
Asset Acquisitions
     During the third quarter, the Company acquired an 80% controlling interest in a limited liability company (“LLC”) that concurrently purchased a 95,486 square foot medical office building in Iowa for $19.1 million. The accounts of the LLC are included in the Company’s Condensed Consolidated Financial Statements, as well as $0.9 million in minority interest which is included in other liabilities. On October 31, 2008, the LLC acquired three additional buildings (one medical office building, one physician clinic and one outpatient specialty facility) in Iowa with total square feet of 49,971 for $8.2 million. During the third quarter, the Company also purchased two fully-leased, six-story office buildings, each containing approximately 146,000 square feet, and a six-level parking structure, containing 977 parking spaces, in Dallas, Texas for $59.2 million.

Asset Dispositions
     During the third quarter of 2008, the Company disposed of a 10,818 square foot physician clinic in Texas in which it had a total gross investment of approximately $1.5 million ($1.3 million, net). The sales price was $1.6 million, and the Company recognized a $0.3 million net gain from the sale. The Company also sold a 4,913 square foot ambulatory surgery center in California in which it had a total gross investment of approximately $1.0 million ($0.7 million, net). The sales price was $1.1 million, and the Company recognized a $0.4 million net gain from the sale. During the third quarter of 2008, a portion of the Company’s preferred equity investment in a LLC, in which it owns a 10% equity ownership interest, was redeemed for $5.5 million.
     During the second quarter of 2008, pursuant to a purchase option exercised by a tenant, the Company disposed of an 83,718 square foot medical office building in Texas in which it had a total gross investment of approximately $18.5 million ($10.4 million, net). The sales price was $18.5 million, and the Company recognized an $8.0 million net gain from the sale, net of closing costs of $0.1 million. The Company also recorded expense of approximately $0.3 million to the gain on sale of real estate properties related to state tax adjustments on the sale of the senior living assets in 2007.
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
Pending Acquisitions
     The Company expects to acquire on or about December 15, 2008 a medical office building and surgery center with nearly 103,000 square feet in Indiana for approximately $28.2 million, subject to completion of due diligence and other customary closing conditions. The building will be 100% occupied by three tenants upon closing with lease expiration dates ranging from 2017 to 2023.
     On November 4, 2008, the Company executed a purchase and sale agreement to acquire a portfolio of 15 medical office buildings from The Charlotte-Mecklenburg Hospital Authority and certain of its affiliates (collectively, “CHS”) for $162.1 million. The portfolio includes nearly 765,000 square feet of on and off campus properties which are located in or around Charlotte, North Carolina and are approximately 90% occupied. CHS will sign approximately 75 leases at closing, representing 71% of the portfolio. These CHS leases have staggered lease terms with a weighted average of 10 years. CHS is the third largest public health system in the United States and owns, leases and manages 23 hospitals, and operates approximately 5,000 patient beds. The weighted average remaining lease terms for the non-CHS portion of leased space is 5 years. The Company expects to close the transaction on or before December 31, 2008, subject to the execution of ground leases, the completion of due diligence, and other customary closing conditions.
     On September 12, 2008, the Company executed purchase and sale agreements to acquire the remaining membership interests in two joint ventures for approximately $18.6 million. At September 30, 2008, the Company had a $10.8 million net equity investment in the two joint ventures and accounted for its investment under the equity method. Upon acquisition, the Company will own 100% of the interest in the joint ventures, including the joint ventures’ outstanding debt of approximately $62.5 million with a weighted average interest rate of 5.5% and maturities beginning in 2015. The joint venture owns five on-campus medical office buildings in Washington and Oregon. Upon acquisition, the Company will enter into an agreement to sell one of the buildings for approximately $11.0 million, including debt of approximately $5.5 million. The remaining four buildings include approximately 274,000 square feet and are approximately 98% occupied with lease terms ranging from 2013 through 2028. The Company expects to close this transaction during the fourth quarter of 2008 and expects to complete the sale of the one building during the first quarter of 2009.
Pending Dispositions
     In September 2008, the Company received notice from an operator of its intent to purchase a building in Tennessee from the Company pursuant to the purchase option contained in its lease with the Company. The Company’s aggregate investment in the building was approximately $3.3 million ($2.3 million, net) at September 30, 2008. In accordance with SFAS No. 144, the property is classified as held for sale and is included in discontinued operations as of and for the three and nine months ended September 30, 2008. On November 3, 2008, the Company sold the property for approximately $3.0 million, including $0.2 million related to unamortized improvements, and expects to recognize a gain on sale of approximately $0.5 million.
     In August 2008, the Company entered into an agreement to sell a 113,555 square foot specialty inpatient facility in Michigan to the master lessee. The Company’s aggregate investment in the building was approximately $13.9 million ($10.9 million, net) at September 30, 2008. The Company expects to sell this property in the second quarter of 2009 for approximately $18.5 million, resulting in a gain on sale of approximately $7.5 million, net of closing costs. In accordance with SFAS No. 144, the property is classified as held for sale and is included in discontinued operations as of and for the three and nine months ended September 30, 2008.
     In April 2008, the Company received notice from a tenant of its intent to purchase five properties in Virginia from the Company pursuant to purchase options contained in its leases with the Company. The Company’s aggregate investment in the buildings was approximately $23.9 million ($16.8 million, net) at September 30, 2008. The Company expects to sell these properties to the tenant in the first quarter of 2009 for approximately $23.1 million in net proceeds, including $0.8 million in lease termination fees, which should result in a gain on sale of approximately $4.6 million, net of closing costs and related straight-line rent receivables and deferred financing costs written off as a result of the sale. In accordance with SFAS No. 144, the five properties are classified as held for sale and are included in discontinued operations as of and for the three and nine months ended September 30, 2008.
     During 2007, the Company received notice from a tenant of its intent to purchase a building in Nevada from the Company pursuant to a purchase option contained in its leases with the Company. The Company’s gross investment in the building was approximately $46.8 million ($32.7 million, net), and the Company carried a mortgage note payable on the building with a principal balance of $19.7 million at September 30, 2008. In accordance with SFAS No. 144, the property is classified as held for sale and is included in discontinued operations as of and for the three and nine months ended September 30, 2008. Subsequent to September 30, 2008, the Company entered into negotiations with the tenant and a third party under which the Company would retain ownership of the property and enter into a new master lease agreement with the third party. However, if negotiations are not successful, the Company has agreed to sell the property to the tenant for approximately $38.0 million and would repay the mortgage note secured by the property, resulting in a gain on sale of approximately $1.9 million (estimated as of September 30, 2008), net of a prepayment penalty and closing costs.

Discontinued Operations and Assets Held for Sale
     The tables below detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Income and included in assets and liabilities held for sale and discontinued operations on the Company’s Condensed Consolidated Balance Sheets.

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Balance Sheet data (as of the period ended):
Land	$8,198	$3,055
Buildings, improvements and lease intangibles	82,820	22,736
Personal property	29	70

	91,047	25,861
Accumulated depreciation	(26,181)	(10,462)

Assets held for sale, net	64,866	15,399

Other assets, net (including receivables)	926	240

Assets included in discontinued operations, net	926	240

Assets held for sale and discontinued operations, net	$65,792	$15,639

Notes and bonds payable	$23,781	$—
Accounts payable and accrued liabilities	180	—
Other liabilities	1,316	34

Liabilities of discontinued operations	$25,277	$34

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Statements of Income data (for the period ended):
Revenues (1)
Master lease rent	$1,329	$2,431	$5,199	$13,252
Property operating	1,332	1,607	3,945	4,165
Straight-line rent	11	28	11	80
Mortgage interest	—	—	—	1,841
Other operating	4	4,332	9	13,638

	2,676	8,398	9,164	32,976

Expenses (2)
General and administrative	(1)	(9)	(26)	—
Property operating	591	875	1,791	2,580
Other operating	—	4,115	—	12,480
Bad debt expense, net of recoveries	—	(20)	71	(15)
Depreciation	252	842	1,449	4,354
Amortization	6	10	25	29

	848	5,813	3,310	19,428

Other Income (Expense) (3)
Interest expense	(386)	(584)	(1,371)	(1,906)
Interest and other income, net	—	—	—	(28)

	(386)	(584)	(1,371)	(1,934)

Income from Discontinued Operations	1,442	2,001	4,483	11,614
Impairments	—	(4,057)	(29)	(6,849)
Gain on sales of real estate properties (4)	746	3,587	9,098	41,459

Income from Discontinued Operations	$2,188	$1,531	$13,552	$46,224

Income from Discontinued Operations per basic common share	$0.04	$0.04	$0.28	$0.99

Income from Discontinued Operations per diluted common share	$0.04	$0.04	$0.27	$0.98

(1)	The three months ended September 30, 2008 includes $2.6 million related to properties classified as held for sale and $0.1 million related to properties sold. The three months ended September 30, 2007 includes $4.8 million from the senior living assets which were disposed of during 2007, $2.5 million related to properties classified as held for sale, and $1.1 million related to properties sold other than the senior living assets. The nine months ended September 30, 2008 includes $7.8 million related to properties classified as held for sale and $1.4 million related to properties sold. The nine months ended September 30, 2007 include $22.9 million from the senior living assets which were disposed of during 2007, $7.4 million related to properties classified as held for sale, and $2.7 million related to properties sold other than the senior living assets.

(2)	The three months ended September 30, 2008 includes $0.8 million related to properties classified as held for sale. The three months ended September 30, 2007 includes $4.3 million from the senior living assets which were disposed of in 2007, $1.2 million related to properties classified as held for sale, and $0.4 million related to properties sold other than the senior living assets. The nine months ended September 30, 2008 includes $3.1 million related to properties classified as held for sale and $0.2 million related to properties sold. The nine months ended September 30, 2007 includes $14.7 million from the senior living assets which were disposed of during 2007, $3.3 million related to properties classified as held for sale, and $1.4 million related to properties sold other than the senior living assets.

(3)	The three months ended September 30, 2008 includes $0.4 million related to properties classified as held for sale. The three months ended September 30, 2007 includes $0.1 million from the senior living assets which were disposed of in 2007 and $0.5 million related to properties classified as held for sale. The nine months ended September 30, 2008 includes $1.4 million related to properties classified as held for sale. The nine months ended September 30, 2007 includes $0.4 million from the senior living assets which were disposed of during 2007 and $1.6 million related to properties classified as held for sale.

(4)	The three months ended September 30, 2008 and 2007 relates to properties sold in each period, including the senior living assets disposed of during 2007. The nine months ended September 30, 2008 and 2007 relates to properties sold in each period, including the senior living assets disposed of during 2007. The nine months ended September 30, 2007 includes $41.2 million related to the disposal of senior living assets.
Note 4. Notes and Bonds Payable
     The table below details the Company’s notes and bonds payable. At September 30, 2008, the Company had classified three mortgage notes payable totaling $23.8 million as held for sale on the Company’s Condensed Consolidated Balance Sheet. As such, those mortgage notes are not reflected in the September 30, 2008 balances in the table below.

	Sept. 30,	Dec. 31,	Maturity	Contractual	Principal	Interest
(In thousands)	2008	2007	Dates	Interest Rates	Payments	Payments

Unsecured Credit Facility	$68,000	$136,000	1/10	LIBOR + 0.90%	At maturity	Quarterly
Senior Notes due 2011, including premium	293,963	300,864	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	272,962	298,976	4/14	5.125%	At maturity	Semi-Annual
Mortgage notes payable	22,948	49,449	5/11-10/32	5.49%-7.625%	Monthly	Monthly
Other note payable	422	0	10/16	7.430%	Monthly	Monthly

	$658,295	$785,289

     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2008, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Unsecured Credit Facility
     The Company has a $400.0 million credit facility (the “Unsecured Credit Facility”) with a syndicate of 10 banks that it entered into in January 2006. On October 20, 2008, the Company exercised its option to extend the termination date of the Unsecured Credit Facility from January 23, 2009 until January 25, 2010 and paid a 20 basis point fee, or $0.8 million, for the extension, as stipulated in the credit agreement. Loans outstanding under the Unsecured Credit Facility bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the Company’s unsecured debt ratings. Additionally, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. At September 30, 2008, the Company had $68.0 million outstanding under the facility with a weighted average interest rate of approximately 3.39% and had borrowing capacity remaining under the Unsecured Credit Facility of $332.0 million.
Senior Notes due 2011 and 2014
Senior Notes due 2011
     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.20% interest rate per annum upon issuance. The Company entered into interest rate swap agreements between 2001 and 2006 for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company terminated the interest rate swaps in 2006. The net premium resulting from the interest rate swaps, net of the original discount, is combined with the principal balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets and is being amortized against interest expense over the remaining term of the notes yielding an effective interest rate on the notes of 7.90%. The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets.

	September 30,	December 31,
(In thousands)	2008	2007

Senior Notes due 2011 face value	$293,290	$300,000
Unamortized net gain (net of discount)	673	864

Senior Notes due 2011 carrying amount	$293,963	$300,864

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

	September 30,	December 31,
(In thousands)	2008	2007

Senior Notes due 2014 face value	$273,798	$300,000
Unaccreted discount	(836)	(1,024)

Senior Notes due 2014 carrying amount	$272,962	$298,976

Senior Note Repurchases
     As of September 30, 2008, the Company had repurchased $6.7 million of its Senior Notes due 2011 and $26.2 million of its Senior Notes due 2014, had amortized a pro-rata portion of the premium or discount related to the notes and had recognized a net gain of $2.0 million for the three and nine months ended September 30, 2008. Subsequent to September 30, 2008, the Company repurchased an additional $7.0 million and $5.1 million, respectively, of its Senior Notes due 2011 and 2014 and expects to recognize a gain of approximately $1.2 million. The Company may elect, from time to time, to repurchase and retire its notes when market conditions are appropriate.

Mortgage Notes Payable
     The following table details the Company’s mortgage notes payable, with related collateral, at September 30, 2008. At September 30, 2008, the Company had classified three mortgage notes payable totaling $23.8 million to liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheet. As such, those mortgage notes are not reflected in the September 30, 2008 balances in the table below.

						Investment in
		Effective		Number		Collateral	Contractual Balance at
	Original	Interest	Maturity	of Notes		at Sept. 30,	Sept. 30,	Dec. 31,
(Dollars in millions)	Balance	Rate	Date	Payable	Collateral (5)	2008	2008	2007 (6)

Life Insurance Co. (1)	4.7	7.765%	1/17	1	MOB	$11.3	$2.8	$3.0
Commercial Bank (2)	11.7	7.220%	5/11	3	3 MOBs	31.3	4.0	5.0
Commercial Bank (3)	1.8	5.550%	10/32	1	OTH	7.3	1.8	1.8
Life Insurance Co. (4)	15.1	5.490%	1/16	1	ASC	32.5	14.3	14.5

				6		$82.4	$22.9	$24.3

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(3)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(5)	MOB-Medical office building; ASC-Ambulatory care/Surgery; OTH-Other.

(6)	The contractual balance at December 31, 2007 excludes three mortgage notes payable totaling $25.1 million that were classified as liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheet at September 30, 2008.
     The following mortgage notes payable were classified to liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheet at September 30, 2008:

						Investment in
		Effective		Number		Collateral	Contractual Balance at
	Original	Interest	Maturity	of Notes		at Sept. 30,	Sept. 30,	Dec. 31,
(Dollars in millions)	Balance	Rate	Date	Payable	Collateral (3)	2008	2008	2007

Life Insurance Co. (1)	23.3	7.765%	7/26	1	MOB	$46.8	$19.7	$20.0
Commercial Bank (2)	11.7	7.220%	5/11	2	3 MOBs	23.0	4.1	5.1

				3		$69.8	$23.8	$25.1

(1)	Payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due at maturity.

(2)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(3)	MOB-Medical office building.
Other Note Payable
     As discussed in Note 3, in the third quarter of 2008, the Company acquired an 80% controlling interest in a LLC and assumed the LLC’s $0.4 million note payable. The note payable bears interest at 7.430%, is payable in monthly installments of principal and interest, and matures in October 2016.

Long-Term Debt Maturities
     Future maturities of the Company’s notes and bonds payable as of September 30, 2008 were as follows:

		Discount/	Total
	Principal	Premium	Notes and
(Dollars in thousands)	Maturities	Amortization	Bonds Payable	%

2008	$501	$26	$527	0.1%
2009	2,107	115	2,222	0.3%
2010 (1)	70,259	129	70,388	10.7%
2011	294,857	(54)	294,803	44.8%
2012	832	(157)	675	0.1%
2013 and thereafter	289,902	(222)	289,680	44.0%

	$658,458	$(163)	$658,295	100.0%

(1)	Debt maturities for 2010 reflect the extension of the maturity date of the Company’s Unsecured Credit Facility from January 2009 until January 2010, which occurred in October 2008. The balance outstanding on the Unsecured Credit Facility at September 30, 2008 was $68.0 million.
Note 5. Other Assets
     Other assets consist primarily of receivables, straight-line rent receivables, and intangible assets. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	September 30,	December 31,
(In thousands)	2008	2007

Straight-line rent receivables	$22,493	$23,222
Investments in unconsolidated LLCs	11,835	18,356
Prepaid assets	12,820	12,868
Accounts receivable, net	9,165	15,417
Above-market intangible assets, net	7,059	6,660
Deferred financing costs, net	2,979	4,067
Goodwill	3,487	3,487
Acquired patient accounts receivable, net	158	1,912
Customer relationship intangible assets, net	1,231	1,311
Notes receivable, net	508	624
Other	4,331	2,120

	$76,066	$90,044

Acquired Patient Accounts Receivable Impairment Charge
     During the three months ended September 30, 2008, the Company recorded a $1.6 million impairment charge which is included in income from continuing operations on the Company’s Consolidated Statements of Income. The impairment charge related to a change in management’s estimate of collectibility of patient receivables related to a lease termination and debt restructuring in late 2005 of a physician clinic in Virginia owned by the Company, which impacted the fair value assigned to the receivables.
Unconsolidated Limited Liability Companies
     During the third quarter of 2008, a portion of the Company’s preferred equity investment in a LLC, in which it owns a 10% equity ownership interest, was redeemed for $5.5 million.
     At September 30, 2008, the Company had investments in three joint venture LLCs that had investments in healthcare-related real estate properties. The Company accounts for two of the investments under the equity method and one of the investments under the cost method. The Company’s net investments in the three LLCs are included in other assets on the Company’s Condensed Consolidated Balance Sheet, and the related income or loss is included in interest and other income on the Company’s Condensed Consolidated Statements of Income. The Company recognized income of approximately $0.1 million and $0.3 million, respectively, for the three months ended September 30, 2008 and 2007 and $0.6 million and $0.8 million, respectively, for the nine months ended September 30, 2008 and 2007, related to the LLC accounted for under the cost method. The Company’s income (loss) recognized and distributions received for each period related to its LLCs accounted for under the equity method are shown in the table below. The equity in losses for the nine months ended September 30, 2008 includes $0.3 million relating to a depreciation adjustment recorded by a joint venture entity for the prior year and recognized in the first quarter of 2008 by the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Net LLC investments, beginning of period	$17,341	$19,303	$18,356	$20,079
Equity in income (losses) recognized during the period	55	193	(93)	(59)
Partial redemption of preferred equity investment in unconsolidated LLC	(5,546)	—	(5,546)	—
Distributions received during the period	(15)	(603)	(882)	(1,127)

Net LLC investments, end of period	$11,835	$18,893	$11,835	$18,893

Note 6. Commitments and Contingencies
Construction in Progress
     As of September 30, 2008, the Company had seven medical office/outpatient buildings under development with estimated completion dates ranging from the fourth quarter of 2008 through the fourth quarter of 2010. During the third quarter of 2008, two buildings in Colorado that were previously under construction commenced operations. The Company also had land held for development at September 30, 2008 of approximately $16.4 million on which the Company expects to develop and own medical office and outpatient-related facilities. In October 2008, the Company sold the land parcel in Illinois in which the Company had an $8.4 million investment as of September 30, 2008 and expects to recognize a gain from the sale of approximately $0.4 million. The table below details the Company’s construction in progress and land held for development as of September 30, 2008. The information included in the table below represents management’s estimates and expectations at September 30, 2008 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	September 30,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2008	Fundings	Investment

(Dollars in thousands)
Under construction:
Arizona	4Q 2008	MOB	2	188,000	$25,783	$5,217	$31,000
Texas	3Q 2009	MOB	1	135,000	7,456	25,544	33,000
Illinois	3Q 2009	MOB	1	100,000	11,747	14,653	26,400
Texas	4Q 2009	MOB	1	120,000	7,200	21,400	28,600
Hawaii	1Q 2010	MOB	1	133,000	23,246	62,754	86,000
Texas	4Q 2010	MOB	1	90,000	9,079	17,221	26,300

Land held for development:

Texas			—		7,964
Illinois (2)			—		8,413

			7	766,000	$100,888	$146,789	$231,300

(1)	MOB-Medical office building.

(2)	In October 2008, the Company sold the land parcel in Illinois.

Other Construction
     The Company also had various remaining first-generation tenant improvements budgeted as of September 30, 2008 totaling approximately $18.9 million related to properties that were developed by the Company, as well as a tenant improvement obligation totaling approximately $0.9 million related to a project developed by a joint venture which the Company accounts for under the equity method.
Legal Proceedings
     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks unspecified compensatory and punitive damages. Following the settlement of a number of claims unrelated to the claims against Capstone, the court lifted a lengthy stay on discovery in April 2007. Discovery is substantially complete and a trial is scheduled in January 2009. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
     In connection with the shareholder derivative suit discussed above, Capstone filed a claim with its directors’ and officers’ liability insurance carrier, Twin City Fire Insurance Company (“Twin City”), an affiliate of the Hartford family of insurance companies, for indemnity against legal and other expenses incurred by Capstone related to the suit and any judgment rendered. Twin City asserted that the Company’s claim was not covered under the D&O policy and refused to reimburse Capstone’s defense expenses. In September 2005, Capstone filed suit against Twin City for coverage and performance under its insurance policy. In late 2007, the federal district judge in Birmingham, Alabama entered partial summary judgment on Capstone’s claim for advancement of defense costs under the policy under which Capstone and Twin City agreed to an interim plan for Twin City’s payment of defense costs, fees and expenses, subject to Twin City’s appeal of the partial summary judgment ruling. During 2007 and 2008, Capstone received $2.2 million from Twin City which was recorded as an offset to property operating expense on the Company’s Condensed Consolidated Statements of Income. On November 3, 2008, Capstone accepted Twin City’s oral offer to settle the dispute over coverage. The settlement provided that Capstone would retain monies received to date from Twin City of $2.2 million, and Twin City would pay Capstone an additional $0.3 million for additional incurred but unreimbursed expenses. As a result, at September 30, 2008, the Company recognized $1.1 million in unreimbursed expenses related to the suit, which was offset by the remaining receivable of $0.3 million which is due from Twin City for incurred but unreimbursed expenses related to the suit, resulting in additional property operating expenses recognized of $0.8 million on the Company’s Condensed Consolidated Statements of Income. Also on November 3, 2008, the 11th Circuit Court of Appeals issued a written opinion reversing the lower court’s ruling and ruled that the Twin City policy did not provide coverage to Capstone. Given the outcome of the appellate court’s ruling, Twin City has now asserted that no enforceable contract to settle existed. Capstone believes that the elements of a valid contract to settle were satisfied and will pursue all available remedies to enforce the agreement. If Capstone is unsuccessful in enforcing its agreement with Twin City, Capstone will be required to repay all monies received from Twin City, reverse the $0.3 million receivable recorded by the Company at September 30, 2008, and recognize the related expense.

     In October 2008, the Company and Methodist Health System Foundation, Inc. (the “Foundation”) agreed to settle a lawsuit filed against the Company by the Foundation. In May 2006, the Foundation filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under property operating agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans, which has remained closed since Hurricane Katrina struck in August 2005. Since Hurricane Katrina, the Foundation had ceased making payments to the Company under its property operating agreements. In connection with the settlement, the Foundation has agreed to pay to the Company approximately $8.6 million and has granted the Company an option to purchase the Foundation’s interest in the associated land and related ground leases for $50,000. The Foundation will satisfy its payment of the $8.6 million by paying $3.0 million to the Company on or before December 31, 2008 and by paying approximately $0.5 million on a quarterly basis, beginning on March 31, 2009 and continuing through and including September 30, 2011. The Foundation will have no further payment obligations under the property operating agreements beyond the amounts payable under the settlement agreement.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Note 7. Stockholders’ Equity
Common Stock Dividends
     During 2008, the Company’s Board of Directors declared common stock cash dividends as shown in the table below:

Dividend	Per Share Amount	Date of Declaration	Date of Record	Date Paid (* Payable)

4th Quarter 2007	$0.385	January 29, 2008	February 15, 2008	March 3, 2008
1st Quarter 2008	$0.385	April 29, 2008	May 15, 2008	June 3, 2008
2nd Quarter 2008	$0.385	July 29, 2008	August 15, 2008	September 3, 2008
3rd Quarter 2008	$0.385	November 4, 2008	November 19, 2008	*December 3, 2008
Equity Offering
On September 29, 2008, the Company sold 8,050,000 shares of common stock, par value $0.01 per share, at $25.50 per share in an underwritten public offering, including 1,050,000 shares sold pursuant to the underwriters’ overallotment option. The shares of common stock were sold pursuant to the Company’s existing effective registration statement. The net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, were approximately $196.0 million. The net proceeds from the offering were applied to recently closed acquisitions, and the Company intends to use the remainder for anticipated acquisitions of medical office and other outpatient-related facilities and for other general corporate purposes. Pending such uses, the Company applied the net proceeds to outstanding indebtedness under its Unsecured Credit Facility.

Earnings per share
     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share” for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Weighted Average Shares
Weighted Average Shares Outstanding	50,847,088	47,976,503	50,755,115	47,890,534
Unvested Restricted Stock Shares	(1,316,275)	(1,292,884)	(1,316,319)	(1,210,079)

Weighted Average Shares — Basic	49,530,813	46,683,619	49,438,796	46,680,455

Weighted Average Shares — Basic	49,530,813	46,683,619	49,438,796	46,680,455
Dilutive effect of Restricted Stock Shares	1,042,419	888,987	996,622	882,266
Dilutive effect of Employee Stock Purchase Plan	40,941	28,724	46,051	33,433

Weighted Average Shares — Diluted	50,614,173	47,601,330	50,481,469	47,596,154

Net Income
Income from Continuing Operations	$3,339	$3,955	$12,541	$9,250
Discontinued Operations	2,188	1,531	13,552	46,224

Net Income	$5,527	$5,486	$26,093	$55,474

Basic Earnings per Common Share
Income from Continuing Operations per common share	$0.07	$0.08	$0.25	$0.20
Discontinued Operations per common share	0.04	0.04	0.28	0.99

Net Income per common share	$0.11	$0.12	$0.53	$1.19

Diluted Earnings per Common Share
Income from Continuing Operations per common share	$0.07	$0.08	$0.25	$0.19
Discontinued Operations per common share	0.04	0.04	0.27	0.98

Net Income per common share	$0.11	$0.12	$0.52	$1.17

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
     A summary of the activity under the restricted stock incentive plans for the three and nine months ended September 30, 2008 and 2007 is included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Nonvested shares, beginning of period	1,310,778	1,297,658	1,289,646	1,261,613
Granted	—	—	65,800	65,706
Vested	—	(9,033)	(41,388)	(36,443)
Forfeited	—	(1,230)	(3,280)	(3,481)

Nonvested shares, end of period	1,310,778	1,287,395	1,310,778	1,287,395

     In November 2008, the Company released performance based awards to its officers totaling approximately $3.3 million which were granted in the form of restricted shares totaling approximately 130,000 shares, with vesting periods ranging from 3 to 8 years and a weighted average of 6 years. The Company expects that the issuance of these restricted shares will increase amortization expense for 2009 by approximately $0.4 million.
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
     A summary of the activity under the employee stock purchase plan for the three and nine months ended September 30, 2008 and 2007 is included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Outstanding, beginning of period	276,360	195,457	179,603	171,481
Granted	—	—	194,832	128,928
Exercised	(5,855)	(1,324)	(8,805)	(8,510)
Forfeited	(5,830)	(10,446)	(26,661)	(41,301)
Expired	—	—	(74,294)	(66,911)

Outstanding and exercisable, end of period	264,675	183,687	264,675	183,687

Note 8. Defined Benefit Pension Plans
     The Company has pension plans under which the Company’s Board of Directors and certain designated employees may receive certain retirement benefits upon retirement and the completion of five years of service with the Company. The plans are unfunded, and benefits will be paid from earnings of the Company. Net periodic benefit cost recorded related to the Company’s pension plans for the three and nine months ended September 30, 2008 and 2007 is detailed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Service costs	$302	$274	$907	$799
Interest costs	308	217	923	633
Amortization of net gain/loss	225	45	675	175

	835	536	2,505	1,607
Net loss recognized in other comprehensive loss	—	—	—	(120)

Total recognized in net periodic benefit cost and other comprehensive loss	$835	$536	$2,505	$1,487

Note 9. Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Property lease guaranty revenue	$3,231	$3,459	$10,246	$10,728
Interest income on notes receivable	304	78	439	297
Management fee income	45	74	134	216
Replacement rent	614	610	1,852	1,848
Other	61	48	175	168

	$4,255	$4,269	$12,846	$13,257

Note 10. Retirement and Termination Benefits in 2007
     During the first quarter of 2007, the Company recorded a $1.5 million charge, included in general and administrative expenses on the Company’s Condensed Consolidated Income Statement, and established a severance and payroll tax liability relating to the retirement of the Company’s previous Chief Operating Officer and elimination of five other officer and employee positions in the Company’s corporate and regional offices. This charge is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

     The following table reconciles the Company’s consolidated net income to taxable income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Net income	$5,527	$5,486	$26,093	$55,474
Items to Reconcile Net Income to Taxable Income:
Depreciation and amortization	3,034	1,940	8,989	6,875
Gain or loss on disposition of depreciable assets	(81)	471	(3,488)	27,524
Straight-line rent	(62)	(826)	222	174
VIE consolidation	—	282	—	676
Receivable allowances	339	770	1,079	(4,773)
Stock-based compensation	2,540	1,994	6,221	9,500
Other	2,150	2,855	1,310	(986)

Taxable income (1)	$13,447	$12,972	$40,426	$94,464

Dividends paid (2)	$19,542	$18,458	$58,609	$308,780

(1) Before REIT dividend paid deduction.
(2) The nine months ended September 30, 2007 includes the payment of a special dividend of $227.2 million which was paid in May 2007.
State Income Taxes
     State income tax expense and state income tax payments for the three and nine months ended September 30, 2008 and 2007 are detailed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

State income tax expense:
Texas gross margins tax (1)	$119	$98	$594	$293
Other	43	20	111	60

Total state income tax expense	$162	$118	$705	$353

State income tax payments, net of refunds	$30	$66	$651	$107

(1)	The nine months ended September 30, 2008 includes $284 in state income taxes accrued and paid during the second quarter of 2008 related to the sale of certain of the senior living assets in 2007 as well as $1 tax accrued on sales in the third quarter of 2008. The Company recorded the $285 to the gain on sale which is included in discontinued operations on the Company’s Condensed Consolidated Statement of Income for the nine months ended September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Disclosure Regarding Forward-Looking Statements
     This report and other material Healthcare Realty Trust Incorporated (the “Company”) has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “could,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risk, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in this report that could significantly affect the Company’s current plans and expectations and future financial condition and results.
     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports, including, without limitation, estimates and projections regarding the performance of development projects the Company is pursuing.
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
Executive Overview
     Over the last few years, the market for quality medical office and other outpatient-related facilities attracted many non-traditional and/or highly-leveraged buyers, which resulted in a significant increase in the competition for these assets. The recent and ongoing turmoil in the credit markets, however, has resulted in the Company seeing fewer buyers competing for such properties, which has provided more opportunities to acquire real estate properties with attractive risk-adjusted returns. While management has observed only a slight decrease in asset prices, the Company’s relatively conservative capital structure positions it well to take advantage of the current credit market dislocation and any resulting future decline in asset prices. In 2008, through the date of this report, the Company acquired approximately $86.5 million in real estate assets and expects to fund in the fourth quarter of 2008 an additional $208 million for real estate assets and consolidate related debt of approximately $62.5 million. See Note 3 to the Condensed Consolidated Financial Statements for more details on these transactions.

     While long-term risk-adjusted returns on acquisitions are improving, the Company believes that its development projects underway and those the Company continues to pursue, notwithstanding their longer timelines, continue to provide solid investment returns and high quality buildings. As of September 30, 2008, the Company had seven development projects underway with budgets totaling approximately $231.3 million. The Company expects completion of the core and shell of two of the projects with budgets totaling approximately $31.0 million during 2008; expects completion of the core and shell of three of the projects with budgets totaling approximately $88.0 million during 2009; and expects completion of the core and shell of the remaining two projects with budgets totaling approximately $112.3 million during 2010. Beyond the projects currently under construction, the Company is pursuing an on-campus project totaling approximately $90.0 million and expects to finance the development of a campus of five outpatient facilities totaling approximately $58.1 million.
     The Company’s real estate portfolio, diversified by facility type, geography, tenant and payor mix, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice patterns. As discussed in the preceding paragraphs and in Liquidity and Capital Resources, management believes it is well-positioned from a capital structure and liquidity viewpoint to fund its acquisition and development activity. At September 30, 2008, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 36.7% with 88.9% of its debt portfolio maturing after 2010. Also, at September 30, 2008, the Company had borrowings outstanding of $68.0 million under its $400 million Unsecured Credit Facility due 2010 with a capacity remaining of $332.0 million.
Credit Market Conditions
     Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial services companies. The Company does not have any near-term debt maturities, with its Unsecured Credit Facility due in 2010 and its $300 million Senior Notes due in each of 2011 and 2014, but continued volatility in the markets could limit the Company’s ability to access debt or equity markets when needed which, in turn, could impact the Company’s ability to invest in real estate assets, refinance maturing debt and react to changing economic and business conditions. The Company’s debt ratings could also be affected, adversely impacting its interest costs and financing sources. The Company does, however, have unsecured real estate assets of approximately $1.7 billion which could give the Company financing latitude in the form of secured mortgage financing.
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
Asset Acquisitions
     In 2008, through the date of this report, the Company acquired approximately $86.5 million in real estate assets and expects to fund in the fourth quarter of 2008 an additional $208 million for real estate assets and consolidate related debt of approximately $62.5 million. See Note 3 to the Condensed Consolidated Financial Statements for more details on these transactions.
Asset Dispositions
     During 2008, the Company has disposed of approximately $30.7 million of real estate investments and, based on properties classified as held for sale as of September 30, 2008, anticipates it may dispose of approximately $67.0 million, net of notes payable expected to be repaid, in real estate assets during the remainder of 2008 and 2009. See Note 3 to the Condensed Consolidated Financial Statements for more details regarding the Company’s asset dispositions.

Development Activity
     During the third quarter of 2008, two buildings in Colorado that were previously under construction commenced operations resulting in seven development projects remaining that were underway at September 30, 2008 with budgets totaling approximately $231.3 million. The Company expects completion of the core and shell of two of the seven projects with budgets totaling approximately $31.0 million during 2008 and expects the core and shell of the remaining five projects with budgets totaling approximately $200.3 million to be completed during 2009 and 2010. Beyond the projects currently under construction, the Company is pursuing an on-campus project totaling approximately $90.0 million and expects to finance the development of a campus of five outpatient facilities totaling approximately $58.1 million. The Company’s ability to complete, lease-up and operate these facilities in a given period of time will impact the Company’s results of operations and cash flows. More favorable completion dates, lease-up periods and rental rates will result in improved results of operations and cash flows, while lagging completion dates, lease-up periods and rental rates will likely result in less favorable results of operations and cash flows. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Company’s development activities.
Expiring Leases and Financial Support Agreements
     Master leases on one of the Company’s properties and financial support arrangements related to four of the Company’s properties will expire in the fourth quarter of 2008. The Company is in the process of renewing the master lease agreement with the one property and expects that the renewal rate will be equal to or higher than the current rental rate. If the financial support arrangements related to the four properties are not renewed, the Company expects that there could be a short-term negative impact to its results of operations, but expects that over time it will be able to increase tenant rents to offset any short-term decline in revenue.
     In the multi-tenanted properties, leases are generally short-term in nature, resulting in a steady level of lease expirations each year in the normal course of business. During 2008, over 400 leases in these properties expire, but the Company has renewed or anticipates that it will renew the majority of these leases at favorable rates.
     Over 425 of the Company’s tenant leases, with the average lessee occupying approximately 2,980 square feet each, will expire in 2009. More than half of the leases expiring in 2009 relate to buildings acquired in 2004, with respect to which the average lessee occupies approximately 3,448 square feet. Approximately half of the 2004 leases were signed at closing with hospital-related entities with the remainder of the leases expiring comprised of non-hospital tenants. Historically, hospital-related tenants with leases in on-campus buildings have a high probability of renewal. Based on the Company’s experience leasing multi-tenanted buildings, the Company expects to renew the majority of these leases at favorable rates. One of the Company’s financial support agreements also expires in 2009, but the Company currently anticipates that it will be renewed.
Funds from Operations
     Funds from Operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” Impairment charges may not be added back to net income in calculating FFO, which has the effect of decreasing FFO in the period recorded. During the three months ended September 30, 2008, the Company recognized additional expense for a one-time $0.8 million settlement related to unreimbursed litigation expenses, which reduced FFO per diluted share by approximately $0.02 for the three months ended September 30, 2008 and $0.01 for the nine months ended September 30, 2008. During the first and third quarters of 2007, based on management’s decision to sell certain properties, the Company recorded impairment charges totaling $2.8 million and $4.1 million, respectively, which reduced FFO per diluted share by approximately $0.08 and $0.14, respectively, for the three and nine months ended September 30,

2007. FFO for the three and nine months ended September 30, 2008 as compared to 2007 was impacted by the disposition of the senior living assets during 2007, because of the elimination of the operations of the divested assets. FFO and FFO per share generated by the senior living assets disposed of during 2007 totaled approximately $0.5 million and $9.5 million, respectively, or $0.01 and $0.20, respectively, per diluted share, for the three and nine months ended September 30, 2007. FFO for the three and nine months ended September 30, 2008 also included $2.0 million in net gains recognized on the repurchase of the Company’s Senior Notes due 2011 and 2014, resulting in an increase in FFO per share of $0.04 for the three and nine months ended September 30, 2008.
     Management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. Management uses FFO and FFO per share to compare and evaluate its own operating results from period to period, and to monitor the operating results of the Company’s peers in the REIT industry. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share.
     However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles FFO to net income for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Net income	$5,527	$5,486	$26,093	$55,474
Gain on sales of real estate properties	(746)	(3,587)	(9,098)	(41,459)
Real estate depreciation and amortization	13,456	12,664	39,878	39,734

Total adjustments	12,710	9,077	30,780	(1,725)

Funds from Operations — Basic and Diluted	$18,237	$14,563	$56,873	$53,749

Funds from Operations per Common Share — Basic	$0.37	$0.31	$1.15	$1.15

Funds from Operations per Common Share — Diluted	$0.36	$0.31	$1.13	$1.13

Weighted Average Common Shares Outstanding — Basic	49,530,813	46,683,619	49,438,796	46,680,455

Weighted Average Common Shares Outstanding — Diluted	50,614,173	47,601,330	50,481,469	47,596,154

Results of Operations
Third Quarter 2008 Compared to Third Quarter 2007
     Income from continuing operations for the three months ended September 30, 2008 was $3.3 million, compared to $4.0 million for the same period in 2007. Net income for the three months ended September 30, 2008 was $5.5 million, or $0.11 per basic and diluted common share, compared to $5.5 million, or $0.12 per basic and diluted common share, for the same period in 2007.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%

REVENUES
Master lease rent	$14,434	$13,979	$455	3.3%
Property operating	35,441	31,208	4,233	13.6%
Straight-line rent	113	611	(498)	-81.5%
Mortgage interest	579	404	175	43.3%
Other operating	4,255	4,269	(14)	-0.3%

	54,822	50,471	4,351	8.6%

EXPENSES
General and administrative	6,018	4,335	1,683	38.8%
Property operating	22,062	18,849	3,213	17.0%
Impairment	1,600	—	1,600	—
Bad debts, net of recoveries	95	53	42	79.2%
Depreciation	12,353	10,719	1,634	15.2%
Amortization	769	997	(228)	-22.9%

	42,897	34,953	7,944	22.7%

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt, net	2,015	—	2,015	—
Interest expense	(10,785)	(12,096)	1,311	10.8%
Interest and other income, net	184	533	(349)	-65.5%

	(8,586)	(11,563)	2,977	25.7%

INCOME FROM CONTINUING OPERATIONS	3,339	3,955	(616)	-15.6%

DISCONTINUED OPERATIONS
Income from discontinued operations	1,442	2,001	(559)	-27.9%
Impairments	—	(4,057)	4,057	—
Gain on sales of real estate properties	746	3,587	(2,841)	-79.2%

INCOME FROM DISCONTINUED OPERATIONS	2,188	1,531	657	42.9%

NET INCOME	$5,527	$5,486	$41	0.7%

     Total revenues from continuing operations for the three months ended September 30, 2008 increased $4.4 million, or 8.6%, compared to the same period in 2007, mainly for the reasons discussed below:
     • Master lease income increased $0.5 million, or 3.3%, due mainly to additional revenues from annual rent increases and lease renewals which had favorable rate increases.
     • Property operating income increased $4.2 million, or 13.6%, due mainly to additional revenues of approximately $1.4 million resulting from the acquisition of two office buildings in the third quarter of 2008, additional revenues totaling approximately $1.5 million from new tenant lease agreements and stated annual rental increases, additional revenues totaling approximately $0.8 million from the commencement of operations of three medical office buildings previously under construction, and additional revenues of approximately $0.5 million resulting from the acquisition of a medical office building in late August 2007.

     • Straight-line rent decreased $0.5 million, or 81.5%, due mainly to increases in straight-line rent recorded in 2007 relating to changes in the structure of several leases which impacted the total cumulative rent expected from the leases.
     Total expenses for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 increased $7.9 million, or 22.7%, mainly for the reasons discussed below:
     • General and administrative expenses increased $1.7 million, or 38.8%, due mainly to additional expenses of approximately $0.9 million recognized relating to compensation, including amortization of deferred compensation amounts for the Company’s executive officers and directors, annual compensation increases and salaries and benefits relating to new employees, as well as additional expenses recognized totaling approximately $0.8 million relating to the Company’s development efforts.
     • Property operating expense increased $3.2 million, or 17.0%, due mainly to additional expenses totaling approximately $0.8 million recognized related to the commencement of operations of three medical office buildings previously under construction, additional expense totaling approximately $0.7 million related to the acquisition of two office buildings in the third quarter of 2008, additional expenses totaling approximately $0.3 million recognized related to a medical office building acquired in late August 2007, additional expenses of approximately $0.4 million recognized related to increases in utility rates, as well as additional expenses of approximately $0.8 million recognized related to a litigation expense settlement.
     • Impairment charges totaling $1.6 million related to a change in management’s estimate of collectibility of patient receivables related to a lease termination and debt restructuring in late 2005 of a physician clinic in Virginia owned by the Company, which impacted the fair value assigned to the receivables.
     • Depreciation expense increased $1.6 million, or 15.2%, due mainly to the acquisition of a medical office building in late August 2007, the commencement of operations of five medical office buildings that were previously under construction, the acquisition of two office buildings in the third quarter of 2008, as well as various building and tenant improvement expenditures.
     • Amortization expense decreased $0.2 million, or 22.9%, due mainly to a decrease in amortization expense recognized on lease intangibles that have fully amortized. These amounts are partially offset by the recognition of lease intangibles associated with the acquisition of two office buildings during the third quarter of 2008.
     Other income (expense) for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 increased $3.0 million, or 25.7%, mainly for the reasons discussed below:
     • The Company recognized a net gain of $2.0 million on the repurchase of the Company’s Senior Notes due 2011 and 2014 discussed in Note 4 to the Condensed Consolidated Financial Statements.
     • Interest expense decreased $1.3 million, or 10.8%, due mainly to an increase in capitalized interest of approximately $0.5 million related to the Company’s development activities resulting in a decrease in interest expense, as well as a decrease in expense of approximately $0.6 million from a lower average interest rate on the Company’s Unsecured Credit Facility in the third quarter of 2008 compared to 2007.
     • Interest and other income, net decreased $0.3 million, or 65.5%, due mainly to a decrease in preferred equity income of approximately $0.2 million recognized on one unconsolidated LLC due to a partial redemption of the Company’s preferred equity in the unconsolidated LLC in the third quarter of 2008.

     Income from discontinued operations totaled $2.2 million and $1.5 million, respectively, for the three months ended September 30, 2008 and 2007, which includes the results of operations, gains on sale, and impairment charges related to assets classified as held for sale or disposed of during 2008 and 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Income from continuing operations increased $3.3 million, or 35.6%, for the nine months ended September 30, 2008 compared to the same period in 2007. Net income for the nine months ended September 30, 2008 totaled $26.1 million, or $0.53 per basic common share ($0.52 per diluted common share), compared with net income of $55.5 million, or $1.19 per basic common share ($1.17 per diluted common share) for the same period in 2007. Net income for the nine months ended September 30, 2008 was affected by the disposition of the senior living assets and resulting gain included in discontinued operations in 2007.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%

REVENUES
Master lease rent	$43,669	$42,358	$1,311	3.1%
Property operating	101,767	92,190	9,577	10.4%
Straight-line rent	(87)	655	(742)	-113.3%
Mortgage interest	1,647	1,217	430	35.3%
Other operating	12,846	13,257	(411)	-3.1%

	159,842	149,677	10,165	6.8%

EXPENSES
General and administrative	17,926	15,730	2,196	14.0%
Property operating	60,220	54,155	6,065	11.2%
Impairment	1,600	—	1,600	—
Bad debts, net of recoveries	355	130	225	173.1%
Depreciation	35,733	31,322	4,411	14.1%
Amortization	1,919	3,597	(1,678)	-46.6%

	117,753	104,934	12,819	12.2%

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt, net	2,024	—	2,024	—
Interest expense	(32,379)	(36,819)	4,440	12.1%
Interest and other income, net	807	1,326	(519)	-39.1%

	(29,548)	(35,493)	5,945	16.7%

INCOME FROM CONTINUING OPERATIONS	12,541	9,250	3,291	35.6%

DISCONTINUED OPERATIONS
Income from discontinued operations	4,483	11,614	(7,131)	-61.4%
Impairments	(29)	(6,849)	6,820	99.6%
Gain on sales of real estate properties	9,098	41,459	(32,361)	-78.1%

INCOME FROM DISCONTINUED OPERATIONS	13,552	46,224	(32,672)	-70.7%

NET INCOME	$26,093	$55,474	$(29,381)	-53.0%

     Total revenues from continuing operations for the nine months ended September 30, 2008 increased $10.2 million, or 6.8%, compared to the same period in 2007, mainly for the reasons discussed below:
     • Master lease income increased $1.3 million, or 3.1%, due mainly to a lease termination fee totaling $0.8 million received by the Company from a tenant in the first quarter of 2008 and additional revenues from annual rent increases and lease renewals which had favorable rate increases.

     • Property operating income increased $9.6 million, or 10.4%, due mainly to additional revenues totaling approximately $2.4 million resulting from the commencement of operations of three medical office buildings previously under construction, additional revenues of approximately $1.8 million resulting from the acquisition of a medical office building in late August 2007, additional revenues of approximately $1.4 million resulting from the acquisition of two office buildings during the third quarter of 2008, with the remaining $4.6 million generally related to additional revenues resulting from lease agreements signed with new tenants and stated annual rental increases. These increases were offset partially by a lease termination fee received in the first quarter of 2007 totaling $0.6 million received from a tenant.
     • Straight-line rent decreased $0.7 million, or 113.3%, due mainly to annual contractual rent increases.
     • Mortgage interest income increased $0.4 million, or 35.3%, due mainly to the acquisition of one mortgage note receivable in the fourth quarter of 2007.
     • Other operating income decreased $0.4 million, or 3.1%, due mainly to the expiration of a property operating agreement during 2007, resulting in a decrease in lease guaranty revenue of approximately $0.6 million, offset partially by additional interest income recognized on tenant improvement notes receivable.
     Total expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 increased $12.8 million, or 12.2%, mainly for the reasons discussed below:
     • General and administrative expenses increased $2.2 million, or 14.0%, due mainly to additional expense of approximately $2.4 million recognized relating to the compensation, including amortization of deferred compensation amounts for the Company’s executive officers and directors, annual compensation increases and salaries and benefits relating to new employees, as well as additional expenses recognized totaling approximately $1.3 million relating to the Company’s development efforts. These increases were offset partially by a $1.5 million charge recorded in the first quarter of 2007 relating to the retirement of one officer and the termination of several other employees.
     • Property operating expense increased $6.1 million, or 11.2%, due mainly to additional expenses of approximately $2.0 million recognized from the commencement of operations of three medical office buildings previously under construction, additional expenses of approximately $0.8 million recognized related to the acquisition of a medical office building in late August 2007, additional expenses of approximately $0.6 million related to the acquisition of two office buildings in the third quarter of 2008, additional expenses of approximately $1.1 million recognized related to increases in utility rates, increases in legal fees of approximately $0.2 million and increases in real estate taxes of approximately $0.7 million, as well as additional expenses of approximately $0.8 million recognized related to a litigation expense settlement.
     • Impairment charges totaling $1.6 million related to a change in management’s estimate of collectibility of patient receivables related to a lease termination and debt restructuring in late 2005 of a physician clinic in Virginia owned by the Company, which impacted the fair value assigned to the receivables.
     • Depreciation expense increased $4.4 million, or 14.1%, due mainly to the acquisition of one medical office building in late August 2007, the commencement of operations of five medical office buildings that were previously under construction, the acquisition of two office buildings during the third quarter of 2008, as well as various building and tenant improvements expenditures.
     • Amortization expense decreased $1.7 million, or 46.6%, due mainly to a decrease in amortization expense recognized on lease intangibles that have fully amortized. These amounts are partially offset by amortization expense recognized related to lease intangibles recorded in connection with the acquisition of two office buildings during the third quarter of 2008.
     Other income (expense) for the nine months ended September 30, 2008 compared to the same period in 2007 increased $5.9 million, or 16.7%, mainly for the reasons discussed below:
     • The Company recognized a net gain of $2.0 million on the repurchase of the Company’s Senior Notes due 2011 and 2014 discussed in Note 4 to the Condensed Consolidated Financial Statements.
     • Interest expense decreased $4.4 million, or 12.1%, due mainly to a decrease in interest on the Unsecured Credit Facility of approximately $2.1 million resulting mainly from a lower average interest rate on loans outstanding in 2008 as compared to 2007, as well as a decrease in interest resulting from an increase in capitalized interest of approximately $2.1 million related to the Company’s development activities.
     • Interest and other income, net decreased $0.5 million, or 39.1%, due mainly to a decrease in preferred equity income of approximately $0.2 million recognized on one unconsolidated LLC due to a partial redemption of the Company’s preferred equity in the unconsolidated LLC in the third quarter of 2008, as well as additional interest of approximately $0.2 million recognized in 2007 related to proceeds received from an equity offering in late September 2007.
     Income from discontinued operations totaled $13.6 million and $46.2 million, respectively, for the nine months ended September 30, 2008 and 2007, which includes the results of operations, gains on sale, and impairment charges related to assets classified as held for sale or disposed of during 2008 and 2007.

Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under its Unsecured Credit Facility, secured debt borrowings, or from other private debt or equity offerings. For the nine months ended September 30, 2008, the Company generated approximately $78.0 million in cash from operations and used approximately $81.4 million in total cash from investing and financing activities, as detailed in the Company’s Condensed Consolidated Cash Flow Statement.
Contractual Obligations
     The Company had certain contractual obligations as of September 30, 2008 and is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2008 through 2009 are included in the table below.

(In thousands)	2008	2009	Total

Long-term debt obligations, including interest (1)	$22,151	$41,283	$63,434
Operating lease commitments (2)	930	3,571	4,501
Construction in progress (3)	24,461	92,893	117,354
Tenant improvements (4)	949	—	949
Deferred gain (5)	627	2,142	2,769
Pension obligations (6)

	$49,118	$139,889	$189,007

(1)	The table above reflects the extension of the maturity date of the Unsecured Credit Facility from 2009 to 2010. The table also includes estimated interest due on total debt other than the Unsecured Credit Facility. The table above does not include contractual obligations relating to the three mortgage notes payable classified as liabilities of discontinued operations. If these mortgage notes payable are not repaid, the Company would have additional contractual obligations for 2008 and 2009 of approximately $1.1 million and $3.8 million, respectively. See Note 4 to the Condensed Consolidated Financial Statements.

(2)	Includes primarily two office leases and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes cash flow projections for the remainder of 2008 and 2009 related to the construction of seven buildings. A portion of the remaining commitments is designated for tenant improvements that will generally be funded after the core and shell of the building is substantially completed.

(4)	Includes tenant improvements on one property developed by a joint venture which the Company accounts for under the equity method. The Company also has various remaining first-generation tenant improvements budgeted as of September 30, 2008 totaling approximately $18.9 million related to properties that were developed by the Company that the Company may fund for tenant improvements as leases are signed.

(5)	As part of the sale of the senior living portfolio, the Company recorded a $5.7 million deferred gain related to one tenant under a lease assigned to one buyer. The Company’s payments are based upon the tenant’s performance under its lease through July 31, 2011. As of September 30, 2008, the Company had paid $2.9 million to the buyer which reduced the Company’s deferred gain. The payment or timing of future payments is unknown. For purposes of the table, the Company has included for 2008 the maximum amount that they would be required to pay for the remainder of 2008, based on the lease, with the remainder of the deferred gain included in 2009.

(6)	At September 30, 2008, three employees and five non-employee directors were eligible to retire under the Executive Retirement Plan and the Retirement Plan for Outside Directors. If these individuals retired at normal retirement age and received full retirement benefits based upon the terms of each applicable plan, the future benefits to be paid are estimated, as of the most recent measurement date, to be approximately $34.5 million, of which approximately $84,000 is currently being paid annually to one employee who is retired. Because the Company does not know when these individuals will retire, it has not projected when these amounts would be paid in this table.
     As of September 30, 2008, approximately 88.9% of the Company’s outstanding debt balances were due after 2010, with the majority of the debt balances that were due prior to 2010 relating to the Unsecured Credit Facility. On October 20, 2008, the Company exercised its option to extend the termination date of the Unsecured Credit Facility from January 23, 2009 until January 25, 2010 and paid a 20 basis point fee, or $0.8 million, for the extension as stipulated in the credit agreement. The Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 36.7% at September 30, 2008 and its earnings (from continuing operations) covered fixed charges at a ratio of 1.21 to 1.0 for the nine months ended September 30, 2008. At September 30, 2008, the

Company had $68.0 million outstanding under its Unsecured Credit Facility, with a weighted average interest rate of approximately 3.39%, and had borrowing capacity remaining of $332.0 million.
     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2008, the Company was in compliance with its financial covenant provisions under its various debt instruments.
     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.
Senior Note Repurchases
     As of September 30, 2008, the Company had repurchased $6.7 million of its Senior Notes due 2011 and $26.2 million of its Senior Notes due 2014, had amortized a pro-rata portion of the premium or discount related to the notes and had recognized a net gain of $2.0 million for the three and nine months ended September 30, 2008. Subsequent to September 30, 2008, the Company repurchased an additional $7.0 million and $5.1 million, respectively, of its Senior Notes due 2011 and 2014 and expects to recognize a gain of approximately $1.2 million. The Company may elect, from time to time, to repurchase and retire its notes when market conditions are appropriate.
Equity Offering
     On September 29, 2008, the Company sold 8,050,000 shares of common stock, par value $0.01 per share, at $25.50 per share in an underwritten public offering, including 1,050,000 shares sold pursuant to the underwriters’ overallotment option. The shares of common stock were sold pursuant to the Company’s existing effective shelf registration statement. The net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, were approximately $196.0 million. The net proceeds from the offering were applied to recently closed acquisitions, and the Company intends to use the remainder for anticipated acquisitions of medical office and other outpatient-related facilities and for other general corporate purposes. Pending such uses, the Company applied the net proceeds to outstanding indebtedness under its Unsecured Credit Facility.
Capital Market Conditions
     The Company may from time to time raise additional capital by issuing equity and debt securities under its currently effective shelf registration statement or by private offerings. Access to capital markets impacts the Company’s ability to refinance existing indebtedness as it matures and fund future acquisitions and development through the issuance of additional securities. The Company’s ability to access capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on its securities, perception of its potential future earnings and cash distributions, and the market price of its capital stock. Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial services companies. Continued volatility in the markets could limit the Company’s ability to access debt or equity markets when it needs or wants access to those markets which, in turn, could impact the Company’s ability to invest in real estate assets, refinance maturing debt and react to changing economic and business conditions. Further, the Company’s debt ratings could be affected which could have an adverse effect on its interest costs and financing sources.
Security Deposits and Letters of Credit
     As of September 30, 2008, the Company had approximately $2.7 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.

Asset Acquisitions
     During the third quarter, the Company acquired an 80% controlling interest in a limited liability company (“LLC”) that concurrently purchased a 95,486 square foot medical office building in Iowa for $19.1 million. The accounts of the LLC are included in the Company’s Condensed Consolidated Financial Statements, as well as $0.9 million in minority interest which is included in other liabilities. On October 31, 2008, the LLC acquired three additional buildings (one medical office building, one physician clinic and one outpatient specialty facility) in Iowa with total square feet of 49,971 for $8.2 million. During the third quarter, the Company also purchased two fully-leased, six-story office buildings, each containing approximately 146,000 square feet, and a six-level parking structure, containing 977 parking spaces, in Dallas, Texas for $59.2 million.
Asset Dispositions
     During the third quarter of 2008, the Company disposed of a 10,818 square foot physician clinic in Texas in which it had a total gross investment of approximately $1.5 million ($1.3 million, net). The sales price was $1.6 million, and the Company recognized a $0.3 million net gain from the sale. The Company also sold a 4,913 square foot ambulatory surgery center in California in which it had a total gross investment of approximately $1.0 million ($0.7 million, net). The sales price was $1.1 million, and the Company recognized a $0.4 million net gain from the sale. During the third quarter of 2008, a portion of the Company’s preferred equity investment in a LLC, in which it owns a 10% equity ownership interest, was redeemed for $5.5 million.
     During the second quarter of 2008, pursuant to a purchase option exercised by a tenant, the Company disposed of an 83,718 square foot medical office building in Texas in which it had a total gross investment of approximately $18.5 million ($10.4 million, net). The sales price was $18.5 million, and the Company recognized an $8.0 million net gain from the sale, net of closing costs of $0.1 million. The Company also recorded expense of approximately $0.3 million to the gain on sale of real estate properties related to state tax adjustments on the sale of the senior living assets in 2007.
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

Pending Acquisitions
     The Company expects to acquire on or about December 15, 2008 a medical office building and surgery center with nearly 103,000 square feet in Indiana for approximately $28.2 million, subject to completion of due diligence and other customary closing conditions. The building will be 100% occupied by three tenants upon closing with lease expiration dates ranging from 2017 to 2023.
     On November 4, 2008, the Company executed a purchase and sale agreement to acquire a portfolio of 15 medical office buildings from The Charlotte-Mecklenburg Hospital Authority and certain of its affiliates (collectively, “CHS”) for $162.1 million. The portfolio includes nearly 765,000 square feet of on and off campus properties which are located in or around Charlotte, North Carolina and are approximately 90% occupied. CHS will sign approximately 75 leases at closing, representing 71% of the portfolio. These CHS leases have staggered lease terms with a weighted average of 10 years. CHS is the third largest public health system in the United States and owns, leases and manages 23 hospitals, and operates approximately 5,000 patient beds. The weighted average remaining lease terms for the non-CHS portion of leased space is 5 years. The Company expects to close the transaction on or before December 31, 2008, subject to the execution of ground leases, the completion of due diligence, and other customary closing conditions.
     On September 12, 2008, the Company executed purchase and sale agreements to acquire the remaining membership interests in two joint ventures for approximately $18.6 million. At September 30, 2008, the Company had a $10.8 million net equity investment in the two joint ventures and accounted for its investment under the equity method. Upon acquisition, the Company will own 100% of the interest in the joint ventures, including the joint ventures’ outstanding debt of approximately $62.5 million with a weighted average interest rate of 5.5% and maturities beginning in 2015. The joint venture owns five on-campus medical office buildings in Washington and Oregon. Upon acquisition, the Company will enter into an agreement to sell one of the buildings for approximately $11.0 million, including debt of approximately $5.5 million. The remaining four buildings include approximately 274,000 square feet and are approximately 98% occupied with lease terms ranging from 2013 through 2028. The Company expects to close this transaction during the fourth quarter of 2008 and expects to complete the sale of the one building during the first quarter of 2009.
Pending Dispositions
     In August 2008, the Company entered into an agreement to sell a 113,555 square foot specialty inpatient facility in Michigan to the master lessee. The Company’s aggregate investment in the building was approximately $13.9 million ($10.9 million, net) at September 30, 2008. The Company expects to sell this property in the second quarter of 2009 for approximately $18.5 million, resulting in a gain on sale of approximately $7.5 million, net of closing costs. In accordance with SFAS No. 144, the property is classified as held for sale and is included in discontinued operations as of and for the three and nine months ended September 30, 2008.
     During 2007, the Company received notice from a tenant of its intent to purchase a building in Nevada from the Company pursuant to a purchase option contained in its leases with the Company. The Company’s gross investment in the building was approximately $46.8 million ($32.7 million, net), and the Company carried a mortgage note payable on the building with a principal balance of $19.7 million at September 30, 2008. In accordance with SFAS No. 144, the property is classified as held for sale and is included in discontinued operations as of and for the three and nine months ended September 30, 2008. Subsequent to September 30, 2008, the Company entered into negotiations with the tenant and a third party under which the Company would retain ownership of the property and enter into a new master lease agreement with the third party. However, if negotiations are not successful, the Company has agreed to sell the property to the tenant for approximately $38.0 million and would repay the mortgage note secured by the property, resulting in a gain on sale of approximately $1.9 million (estimated as of September 30, 2008), net of a prepayment penalty and closing costs.
     In addition, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as of December 31, 2007, the Company had a gross investment of approximately $166.2 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators or lessees that had not been exercised. Subsequent to December 31, 2007, the Company received the following notices from its operators or tenants of their intent to purchase properties from the Company pursuant to purchase option provisions in their respective leases:
•	In September 2008, the Company received notice from an operator of its intent to purchase a building in Tennessee from the Company pursuant to the purchase option contained in its lease with the Company. The Company’s aggregate investment in the building was approximately $3.3 million ($2.3 million, net) at September 30, 2008. In accordance with SFAS No. 144, the property is classified as held for sale and is included in discontinued operations as of and for the three and nine months ended September 30, 2008. On November 3, 2008, the Company sold the property for approximately $3.0 million, including $0.2 million related to unamortized improvements, and expects to recognize a gain on sale of approximately $0.5 million.

•	In April 2008, the Company received notice from a tenant of its intent to purchase five properties in Virginia from the Company pursuant to purchase options contained in its leases with the Company. The Company’s aggregate investment in the buildings was approximately $23.9 million ($16.8 million, net) at September 30, 2008. The Company expects to sell these properties to the tenant in the first quarter of 2009 for approximately $23.1 million in net proceeds, including $0.8 million in lease termination fees, which should result in a gain on sale of approximately $4.6 million, net of closing costs and related straight-line rent receivables and deferred financing costs written off as a result of the sale. In accordance with SFAS No. 144, the five properties are classified as held for sale and are included in discontinued operations as of and for the three and nine months ended September 30, 2008.
Construction in Progress
     As of September 30, 2008, the Company had seven medical office/outpatient buildings under development with estimated completion dates ranging from the fourth quarter of 2008 through the fourth quarter of 2010. During the third quarter of 2008, two buildings in Colorado that were previously under construction commenced operations. The Company also had land held for development at September 30, 2008 of approximately $16.4 million on which the Company expects to develop and own medical office buildings and outpatient healthcare facilities. In October 2008, the Company sold the $8.4 million parcel of land in Illinois and expects to recognize a gain from the sale of approximately $0.4 million. The table below details the Company’s construction in progress and land held for development as of September 30, 2008. The information included in the table below represents management’s estimates and expectations at September 30, 2008 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	September 30,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2008	Fundings	Investment
(Dollars in thousands)
Under construction:
Arizona	4Q 2008	MOB	2	188,000	$25,783	$5,217	$31,000
Texas	3Q 2009	MOB	1	135,000	7,456	25,544	33,000
Illinois	3Q 2009	MOB	1	100,000	11,747	14,653	26,400
Texas	4Q 2009	MOB	1	120,000	7,200	21,400	28,600
Hawaii	1Q 2010	MOB	1	133,000	23,246	62,754	86,000
Texas	4Q 2010	MOB	1	90,000	9,079	17,221	26,300

Land held for development:
Texas			—		7,964
Illinois(2)			—		8,413

			7	766,000	$100,888	$146,789	$231,300

(1)	MOB-Medical office building.

(2)	In October 2008, the Company sold the land parcel in Illinois.
Other Construction
     The Company also had various remaining first-generation tenant improvements budgeted as of September 30, 2008 totaling approximately $18.9 million related to properties that were developed by the Company, as well as a tenant improvement obligation totaling approximately $0.9 million related to a project developed by a joint venture which the Company accounts for under the equity method.

Dividends
     During 2008, the Company’s Board of Directors declared common stock cash dividends as shown in the table below:

				Date Paid
Dividend	Per Share Amount	Date of Declaration	Date of Record	(* Payable)

4th Quarter 2007	$0.385	January 29, 2008	February 15, 2008	March 3, 2008
1st Quarter 2008	$0.385	April 29, 2008	May 15, 2008	June 3, 2008
2nd Quarter 2008	$0.385	July 29, 2008	August 15, 2008	September 3, 2008
3rd Quarter 2008	$0.385	November 4, 2008	November 19, 2008	*December 3, 2008
     As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Liquidity
     Net cash provided by operating activities was $78.0 million and $64.0 million for the nine months ended September 30, 2008 and 2007, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2008 and 2009, paying dividends, and funding debt service, with cash flows from operations, borrowings under the Unsecured Credit Facility, proceeds of mortgage notes receivable repayments, proceeds from sales of real estate investments, proceeds from secured debt borrowings, or additional capital market financing. Though the credit markets have become increasingly volatile as a result of adverse market conditions that have caused the failure or near failure of a number of large financial services companies, the Company has received no indication that the financial institutions syndicated under its Unsecured Credit Facility would be unable to fulfill their commitments to the Company as of the date of this report. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
     The Company has some exposure to variable interest rates and its stock price has been impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 15 years and have annual rate increases based generally on consumer price indices.
Impact of Inflation
     Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that most of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the Company’s risk of the adverse effects of inflation. In addition, inflation will have the effect of increasing gross revenue the Company is to receive under the terms of certain leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations, further reducing the Company’s risk of any adverse effects of inflation. Interest payable under the Unsecured Credit Facility is calculated at a variable rate; therefore, the amount of interest payable under the Unsecured Credit Facility will be influenced by changes in short-term rates, which tend to be sensitive to inflation. Generally, changes in inflation and interest rates tend to move in the same direction. During periods where interest rate increases outpace inflation, the Company’s operating results should be negatively impacted. Conversely, when increases in inflation outpace increases in interest rates, the Company’s operating results should be positively impacted.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three and nine months ended September 30, 2008, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below.
     In the third quarter of 2008, the Company completed implementation of improvements to its information technology and processing systems impacting the Company’s disaster recovery plan and accounts payable processing. These improvements resulted in the creation of a remote backup and disaster recovery location that minimizes the Company’s exposure to data loss and system failure. In addition, certain manual procedures within the accounts payable process were automated to enhance the effectiveness and efficiency of the internal controls over the accounts payable process.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly owned affiliate of the Company, was served with the Third Amended Verified Complaint in a shareholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a shareholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks unspecified compensatory and punitive damages. Following the settlement of a number of claims unrelated to the claims against Capstone, the court lifted a lengthy stay on discovery in April 2007. Discovery is substantially complete and a trial is scheduled in January 2009. The Company will defend itself vigorously and believes that the claims brought by the plaintiff are not meritorious.
     In connection with the shareholder derivative suit discussed above, Capstone filed a claim with its directors’ and officers’ liability insurance carrier, Twin City Fire Insurance Company (“Twin City”), an affiliate of the Hartford family of insurance companies, for indemnity against legal and other expenses incurred by Capstone related to the suit and any judgment rendered. Twin City asserted that the Company’s claim was not covered under the D&O policy and refused to reimburse Capstone’s defense expenses. In September 2005, Capstone filed suit against Twin City for coverage and performance under its insurance policy. In late 2007, the federal district judge in Birmingham, Alabama entered partial summary judgment on Capstone’s claim for advancement of defense costs under the policy under which Capstone and Twin City agreed to an interim plan for Twin City’s payment of defense costs, fees and expenses, subject to Twin City’s appeal of the partial summary judgment ruling. At September 30, 2008, Capstone had received $2.2 million from Twin City which was recorded as an offset to property operating expense on the Company’s Condensed Consolidated Statements of Income. On November 3, 2008, Capstone accepted Twin City’s oral offer to settle the dispute over coverage. The settlement provided that Capstone would retain monies received to date from Twin City of $2.2 million, and Twin City would pay Capstone an additional $0.3 million for additional incurred but unreimbursed expenses. As a result, at September 30, 2008, the Company recognized $1.1 million in unreimbursed expenses related to the suit, which was offset by the remaining receivable of $0.3 million which is due from Twin City for incurred but unreimbursed expenses related to the suit, resulting in additional property operating expenses recognized of $0.8 million on the Company’s Condensed Consolidated Statements of Income. Also on November 3, 2008, the 11th Circuit Court of Appeals issued a written opinion reversing the lower court’s ruling and ruled that the Twin City policy did not provide coverage to Capstone. Given the outcome of the appellate court’s ruling, Twin City has now asserted that no enforceable contract to settle existed. Capstone believes that the elements of a valid contract to settle were satisfied and will pursue all available remedies to enforce the agreement. If Capstone is unsuccessful in enforcing its agreement with Twin City, Capstone will be required to repay all monies received from Twin City, reverse the $0.3 million receivable recorded by the Company at September 30, 2008, and recognize the related expense.
     In October 2008, the Company and Methodist Health System Foundation, Inc. (the “Foundation”) agreed to settle a lawsuit filed against the Company by the Foundation. In May 2006, the Foundation filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under property operating agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans, which has remained closed since Hurricane Katrina struck in August 2005. Since Hurricane Katrina, the Foundation had ceased making payments to the Company under its property operating agreements. In connection with the settlement, the Foundation has agreed to pay to the Company approximately $8.6 million and has granted the Company an option to purchase the Foundation’s interest in the associated land and related ground leases for $50,000. The Foundation will satisfy its payment of the

$8.6 million by paying $3.0 million to the Company on or before December 31, 2008 and by paying approximately $0.5 million on a quarterly basis, beginning on March 31, 2009 and continuing through and including September 30, 2011. The Foundation will have no further payment obligations under the property operating agreements beyond the amounts payable under the settlement agreement.
     The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K, are not the only risks facing the Company.
The Company’s access to the capital and credit markets, unexpected changes in interest rates, or changes in the Company’s debt rating could harm its financial position.
     Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors at a time when it would like, or need, to do so, which could have an impact on its ability to refinance maturing debt and/or react to changing economic and business conditions.
     Changes in the Company’s debt rating could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities.
     Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results.
Item 5. Other Information.
     On November 4, 2008, the Company executed a purchase and sale agreement to acquire a portfolio of 15 medical office buildings from The Charlotte-Mecklenburg Hospital Authority and certain of its affiliates (collectively, “CHS”) for approximately $162.1 million. The portfolio includes nearly 765,000 square feet of on and off campus properties which are located in or around Charlotte, North Carolina and are over 90% occupied. CHS will sign approximately 75 leases at closing, representing approximately 71% of the portfolio. These CHS leases have staggered lease terms with the weighted average being approximately 10 years. CHS is the third largest public health system in the United States and owns, leases and manages approximately 23 hospitals, and operates approximately 5,000 patient beds. The weighted average remaining lease terms for the non-CHS portion of leased space is approximately 5 years. The Company expects to close the transaction on or before December 31, 2008, subject to the execution of ground leases, the completion of due diligence, and other customary closing conditions. A copy of the purchase and sale agreement is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (5)

Exhibit 10.2	Amendment No. 2, dated as of April 17, 2008, to that certain Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (6)

Exhibit 10.3	Underwriting Agreement, dated September 23, 2008, by and among the Company and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives of the several underwriters named therein (7)

Exhibit 10.4	Purchase Agreement between Healthcare Realty Trust Incorporated, as Purchaser, and The Charlotte-Mecklenburg Hospital Authority, Mercy Health Services, Inc. and The Carolinas Healthcare Foundation, Inc., collectively, the Seller dated November 4, 2008 (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed April 21, 2008 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed September 24, 2008 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Executive Vice President and Chief Financial Officer

Date: November 10, 2008

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (5)

Exhibit 10.2	Amendment No. 2, dated as of April 17, 2008, to that certain Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein (6)

Exhibit 10.3	Underwriting Agreement, dated September 23, 2008, by and among the Company and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives of the several underwriters named therein (7)

Exhibit 10.4	Purchase Agreement between Healthcare Realty Trust Incorporated, as Purchaser, and The Charlotte-Mecklenburg Hospital Authority, Mercy Health Services, Inc. and The Carolinas Healthcare Foundation, Inc., collectively, the Seller dated November 4, 2008 (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed April 21, 2008 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed September 24, 2008 and hereby incorporated by reference.