Form 10-K
period 2008-12-31
HEALTHCARE REALTY TRUST INC
filed 2009-02-23
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2008) of the Registrant held by non-affiliates on June 30, 2008 was approximately $1,166,970,059.

As of January 31, 2009, 59,295,426 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 2009 are incorporated into Part III of this Report.

PART I

ITEM 1.	BUSINESS

Overview

Healthcare Realty Trust Incorporated (“Healthcare Realty” or the “Company”) was incorporated in Maryland in 1993 and is a self-managed and self-administered real estate investment trust (“REIT”) that owns, acquires, manages, finances and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States.

The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to net income distributed to its stockholders. See “Federal Income Tax Information” in Item 1 of this report.

As of December 31, 2008, the Company had invested in real estate properties, excluding assets held for sale and including investments in two unconsolidated joint ventures, as shown in the table below:

	Number of
(Dollars and square feet in thousands)	Investments	Investment		Square Feet

Owned properties:
Long-term net master leases
Medical office	13	$116,400	5.6%	718
Physician clinics	20	136,143	6.7%	786
Ambulatory care/surgery	7	40,166	1.9%	160
Specialty outpatient	7	29,856	1.4%	127
Specialty inpatient	12	218,611	10.7%	864
Other	10	44,222	2.1%	498

	69	585,398	28.4%	3,153
Financial support agreements
Medical office	14	151,367	7.3%	1,048

	14	151,367	7.3%	1,048
Multi-tenanted with occupancy leases
Medical office	94	1,136,526	55.1%	7,047
Physician clinics	11	37,591	1.8%	233
Ambulatory care/surgery	4	59,191	2.9%	268

	109	1,233,308	59.8%	7,548

Land held for development	—	17,301	0.8%	—
Corporate property	—	14,350	0.7%	—

	—	31,651	1.5%	—

Total owned properties	192	2,001,724	97.0%	11,749
Mortgage loans:
Medical office	1	34,160	1.6%	—
Physician clinics	2	16,845	0.8%	—
Ambulatory care/surgery	1	7,996	0.4%	—

	4	59,001	2.8%	—
Unconsolidated joint venture investment:
Medical office	1	1,702	0.1%	—
Other	1	1,082	0.1%	—

	2	2,784	0.2%	—

Total real estate investments	198	$2,063,509	100.0%	11,749

The Company also provided property management services for 131 healthcare-related properties nationwide, totaling approximately 8.5 million square feet at December 31, 2008. The Company’s portfolio of properties is focused predominantly on the outpatient services and medical office segments of the healthcare industry and is diversified by tenant, geographic location and facility type.

As of December 31, 2008, the weighted average remaining years to maturity pursuant to the Company’s long-term master leases, financial support agreements, and multi-tenanted occupancy leases was approximately 4.4 years, with expiration dates ranging from 2009 to 2025.

Business Strategy

Healthcare Realty’s strategy is to own and operate quality medical office and other outpatient-related facilities that produce stable and growing rental income. Consistent with this strategy, the Company selectively seeks acquisition and development opportunities located on or near the campuses of large, stable healthcare systems. Additionally, the Company provides a broad spectrum of services needed to own, develop, lease, finance and manage its portfolio of healthcare properties.

Management has streamlined the Company’s portfolio to focus on medical office and other outpatient-related facilities associated with large acute care hospitals and leading health systems because it views these facilities as the most stable, lowest-risk real estate investments. Inpatient hospitals and outpatient-related facility tenants have historically received more than half of the nation’s healthcare spending each year, totaling $2.2 trillion in 2007. Healthcare spending is projected to increase yearly, comprising an estimated 19.5% of the nation’s GDP by 2017. In addition, management believes that the diversity of tenants in the Company’s medical office and other outpatient-related facilities, which includes physicians of nearly two-dozen specialties, as well as surgery, imaging, and diagnostic centers, lowers the Company’s financial and operational risk. In 2008, the Company had only one healthcare provider that accounted for 10% or more of the Company’s revenues, including revenues of discontinued operations, HealthSouth Corporation at 11%.

Over the last few years, the market for quality medical office and other outpatient-related facilities attracted many non-traditional and/or highly-leveraged buyers, which resulted in a significant increase in the competition for these assets. The recent and ongoing turmoil in the credit markets, however, has resulted in the Company seeing fewer buyers competing for such properties, which has provided more opportunities to acquire real estate properties with attractive risk-adjusted returns. While management has observed only a slight decrease in asset prices, the Company’s relatively conservative capital structure positions it well to take advantage of the current credit market dislocation and any resulting future decline in asset prices. In 2008, the Company acquired approximately $335.6 million in real estate assets and funded $8.0 million in a new mortgage note receivable. In January 2009, the Company acquired the remaining membership interest in a joint venture in which it previously held a minority interest for approximately $4.4 million and assumed related debt of approximately $12.8 million. The entity owns a 62,246 square foot on-campus medical office building. See Note 4 to the Consolidated Financial Statements for more details on these acquisitions.

The Company believes that its construction projects will provide solid, long-term investment returns and high quality buildings. As of December 31, 2008, the Company had four construction projects underway with budgets totaling approximately $174.0 million. The Company expects completion of the core and shell of three of the projects with budgets totaling approximately $88.0 million during 2009 and expects completion of the core and shell of the fourth project with a budget totaling approximately $86.0 million in the first quarter of 2010. In addition to the projects currently under construction, the Company is financing an on-campus medical office development of an outpatient campus comprised of six facilities, with a total budget of approximately $72 million, of which the Company has already advanced $42.2 million. The Company expects to finance the remaining $29.8 million during 2009 and 2010. With respect to five of the six facilities, the Company will have an option to purchase each such facility at a market cap rate upon its completion and full occupancy. The sixth facility is being acquired by the tenant.

The Company plans to continue to meet its liquidity needs, including funding additional investments in 2009, paying dividends and funding debt service, with cash flows from operations, borrowings under the

Unsecured Credit Facility, proceeds from mortgage notes receivable repayments, proceeds from sales of real estate investments, proceeds from secured debt borrowings, or additional capital market financings. The Company also had unencumbered real estate assets of approximately $1.9 billion at December 31, 2008, which could serve as collateral for secured mortgage financing. Furthermore, the Company anticipates renewing its Unsecured Credit Facility during 2009. Management believes that sufficient funding commitments will be available to the Company, but that the interest rate upon renewal will likely be higher than the Company’s current interest rate (LIBOR + 0.90%). At December 31, 2008, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 45.0% with 64.6% of its debt portfolio maturing after 2010. Also, at December 31, 2008, the Company had borrowings outstanding of $329.0 million under its $400 million Unsecured Credit Facility with a capacity remaining of $71.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 and “Risk Factors” in Item 1A of this report for more discussion concerning the Company’s liquidity and capital resources.

Acquisitions and Dispositions

2008 Acquisitions

During 2008, the Company acquired 27 real estate properties and funded a mortgage note receivable for approximately $294.5 million and assumed related debt of approximately $43.4 million, net of fair value adjustments, including an 80% interest in a joint venture that concurrently acquired four buildings for an investment of $28.8 million. These acquisitions were funded with net proceeds from an equity offering in September 2008 totaling $196.0 million, borrowings under the Unsecured Credit Facility, and proceeds from real estate dispositions. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.

2008 Dispositions

During 2008, the Company disposed of seven real estate properties for approximately $27.1 million and disposed of two parcels of land for approximately $9.8 million. Also, a portion of the Company’s preferred equity investment in a joint venture was redeemed for $5.5 million and one mortgage note receivable totaling approximately $2.5 million was repaid. These dispositions were used to repay amounts under the Unsecured Credit Facility and to fund additional real estate investments. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.

2009 Acquisition

In January 2009, the Company acquired the remaining membership interest in a joint venture which owns a 62,246 square foot on-campus medical office building in Oregon for approximately $4.4 million and assumed outstanding indebtedness of approximately $12.8 million bearing interest at 5.91% with maturities beginning in 2021. The building is approximately 97% occupied with lease terms ranging from 2009 through 2025. Prior to the acquisition, the Company had an equity investment in the joint venture of approximately $1.7 million and accounted for its investment under the equity method.

Potential Dispositions

As discussed in more detail in Note 4 to the Consolidated Financial Statements, included in the 12 assets held for sale at December 31, 2008, are 10 properties that were pending disposition at December 31, 2008 which, if sold, would result in additional net proceeds of approximately $80 million.

Purchase Options

At December 31, 2008, the Company had approximately $94.0 million in real estate properties that were subject to exercisable purchase options held by the respective operators and lessees that had not been exercised. On a probability-weighted basis, the Company estimates that approximately $19.4 million of these options might be exercised in the future. During 2009, additional purchase options become exercisable on properties in which the Company had a gross investment of approximately $16.9 million at December 31, 2008. The Company anticipates, on a probability-weighted basis, that approximately $8.4 million of these options might be exercised in the future. Though other properties may have purchase options exercisable in 2010 and beyond, the Company does not believe it can reasonably estimate the probability of exercise of these purchase options in the future.

Construction in Progress and Other Commitments

As of December 31, 2008, the Company had four medical office buildings under construction with estimated completion dates ranging from the third quarter of 2009 through the first quarter of 2010. At December 31, 2008, the Company had $84.8 million invested in construction in progress, including land held for development, and expects to fund $82.4 million and $10.1 million in 2009 and 2010, respectively, on the projects currently under construction. Included in construction in progress are two parcels of land held for future development totaling approximately $17.3 million at December 31, 2008. See Note 14 to the Consolidated Financial Statements for more details on the Company’s construction in progress at December 31, 2008.

The Company also had various remaining first-generation tenant improvement obligations budgeted as of December 31, 2008 totaling approximately $17.0 million related to properties that were developed by the Company and a tenant improvement obligation totaling approximately $0.4 million related to a project developed by a joint venture acquired by the Company in 2008.

In addition to the projects currently under construction, the Company is financing an on-campus medical office development of an outpatient campus comprised of six facilities, with a total budget of approximately $72 million, of which the Company has already advanced $42.2 million. The Company expects to finance the remaining $29.8 million during 2009 and 2010. With respect to five of the six facilities, the Company will have an option to purchase each such facility at a market cap rate upon its completion and full occupancy. The sixth facility is being acquired by the tenant.

Contractual Obligations

As of December 31, 2008, the Company had long-term contractual obligations of approximately $1.5 billion, consisting primarily of $1.1 billion of long-term debt obligations. For a more detailed description of these contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations,” in Item 7 of this report.

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

The financial performance of all of the Company’s properties is subject to competition from similar properties. Certain operators of other properties may have capital resources in excess of those of the Company or the operators of the Company’s properties. In addition, the extent to which the Company’s properties are utilized depends upon several factors, including the number of physicians using the healthcare facilities or referring patients there, healthcare employment, competitive systems of healthcare delivery, and the area’s population, size and composition. Private, federal and state payment programs and other laws and regulations may also have an effect on the utilization of the properties. Virtually all of the Company’s properties operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

Government Regulation

The healthcare industry continues to face rising costs in the delivery of healthcare services, increased competition for patients, an economy struggling with rising unemployment and a growing population of uninsured patients, higher bad debt expense, changes in reimbursement levels by private and governmental payors, and scrutiny by federal and state legislative and administrative authorities, thus presenting the industry and its individual participants with uncertainty. These various changes can affect the economic performance of some or all of the Company’s tenants and clients. The Company cannot predict the degree to which these changes may affect the economic performance of the Company, positively or negatively.

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

Although the Company is not a healthcare provider or in a position to refer patients or order services reimbursable by the federal government, to the extent that a healthcare provider leases space from the Company and, in turn, subleases space to physicians or other referral sources at less than a fair market value rental rate, or otherwise arrange for remuneration to such a referral source, the Anti-Kickback Statute (a provision of the Social Security Act addressing illegal remuneration) and the Stark Law (the federal physician self-referral law) could be implicated. The Company’s leases require the lessees to agree to comply with all applicable laws.

A significant portion of the revenue of healthcare providers is derived from government reimbursement programs, such as the federal Medicare program and the joint federal and state Medicaid program. Although lease payments to the Company are not directly affected by government reimbursement, changes in these programs could adversely affect healthcare providers and tenants’ ability to make payments to the Company.

The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. Government healthcare spending has increased over time; however, changes from year to year in reimbursement methodology, rates and other regulatory requirements have resulted in a challenging operating environment for healthcare providers. Spending on government reimbursement programs is expected to continue to rise significantly over the next 20 years, particularly as the government seeks to expand public insurance programs for the uninsured. While government proposals for achieving universal healthcare coverage and other costly initiatives could benefit healthcare providers by decreasing the level of uninsured patients and bad debt expense, Congress could select to slow the growth in healthcare spending by limiting reimbursement rates to healthcare providers. Reductions in the growth of Medicare and Medicaid payments could have an adverse impact on healthcare providers’ financial condition and, therefore, could adversely affect the ability of providers to make rental payments. However, the Company expects healthcare providers to continue to adjust to new operating challenges, as they have in the past, by increasing operating efficiency and modifying their strategies for profitable operations and growth.

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

Legislative Developments

Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Among the matters under consideration or recently implemented are:

•	cost containment, quality control and payment system refinements for Medicaid, Medicare and other governmental and commercial payors;

•	prohibitions on more types of contractual relationships between physicians and the healthcare facilities and providers to which they refer, and related information-collection activities;

•	universal healthcare coverage through tax subsidies and reform, expanded federal health insurance programs, heightened regulations on insurance companies, individual and employer mandates, and other initiatives;

•	reform of the Medicare physician fee-for-service reimbursement formula that dictates annual updates in payment rates for physician services;

•	pay-for-performance and other quality-based payment system implementation;

•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;

•	universal healthcare coverage;

•	increased scrutiny of medical errors and conditions acquired inside health facilities;

•	patient and drug safety efforts;

•	Medicare Advantage reforms;

•	pharmaceutical drug pricing and compliance activities under Medicare Part D;

•	tax law changes affecting non-profit providers;

•	immigration reform and related healthcare mandates;

•	modifications to increase requirements for facility accessibility by persons with disabilities;

•	facility requirements related to earthquakes and other disasters, including structural retrofitting;

•	re-importation of pharmaceuticals; and

The Company cannot predict whether any proposals will be adopted or what effect, whether positive or negative, such proposals would have on the Company’s business.

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

Employees

As of December 31, 2008, the Company employed 223 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.

Federal Income Tax Information

The Company is and intends to remain qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company’s net income will be exempt from federal taxation to the extent that it is distributed as dividends to stockholders. Distributions to the Company’s stockholders generally will be includable in their income; however, dividends distributed that are in excess of current and/or accumulated earnings and profits will be treated for tax purposes as a return of capital to the extent of a stockholder’s basis and will reduce the basis of the stockholder’s shares.

Introduction

The Company is qualified and intends to remain qualified as a REIT for federal income tax purposes under Sections 856 through 860 of the Code. The following discussion addresses the material tax considerations relevant to the taxation of the Company and summarizes certain federal income tax consequences that may be relevant to certain stockholders. However, the actual tax consequences of holding particular securities issued by the Company may vary in light of a securities holder’s particular facts and circumstances. Certain holders, such as tax-exempt entities, insurance companies and financial institutions, are generally subject to special rules. In addition, the following discussion does not address issues under any foreign, state or local tax laws. The tax treatment of a holder of any of the securities issued by the Company will vary depending upon the terms of the specific securities acquired by such holder, as well as the holder’s particular situation, and this discussion does not attempt to address aspects of federal income taxation relating to holders of particular securities of the Company. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof. The Code, rules, regulations, and administrative and judicial interpretations are all subject to change at any time (possibly on a retroactive basis).

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

If the Company were to cease to qualify as a REIT, and the statutory relief provisions were found not to apply, the Company’s income that it distributed to stockholders would be subject to the “double taxation” on earnings (once at the corporate level and again at the stockholder level) that generally results from an investment in the equity securities of a corporation. The distributions would then qualify for the reduced dividend rates created by the Jobs and Growth Tax Relief Reconciliation Act of 2003. However, the reduced dividend rates are scheduled to expire for taxable years beginning after December 31, 2010. Failure to maintain qualification as a REIT would force the Company to significantly reduce its distributions and possibly incur substantial indebtedness or liquidate substantial investments in order to pay the resulting corporate taxes. In addition, the Company, once having obtained REIT status and having thereafter lost such status, would not be eligible to reelect REIT status for the four subsequent taxable years, unless its failure to maintain its qualification was due to reasonable cause and not willful neglect and certain other requirements were satisfied. In order to elect again to be taxed as a REIT, just as with its original election, the Company would be required to distribute all of its earnings and profits accumulated in any non-REIT taxable year.

Taxation of the Company

As long as the Company remains qualified to be taxed as a REIT, it generally will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to stockholders.

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

Requirements for Qualification as a REIT

To qualify as a REIT for a taxable year, the Company must have no earnings and profits accumulated in any non-REIT year. The Company also must elect or have in effect an election to be taxed as a REIT and must meet other requirements, some of which are summarized below, including percentage tests relating to the sources of its gross income, the nature of the Company’s assets and the distribution of its income to stockholders. Such election, if properly made and assuming continuing compliance with the qualification tests described herein, will continue in effect for subsequent years.

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

The Company is also required to request annually (within 30 days after the close of its taxable year) from record holders of specified percentages of its shares written information regarding the ownership of such shares. A list of stockholders failing to fully comply with the demand for the written statements is required to be maintained as part of the Company’s records required under the Code. Rather than responding to the Company, the Code allows the stockholder to submit such statement to the IRS with the stockholder’s tax return.

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

For an amount received or accrued to qualify for purposes of an applicable gross income test as “rents from real property” or “interest on obligations secured by mortgages on real property or on interests in real property,” the determination of such amount must not depend in whole or in part on the income or profits derived by any person from such property (except that such amount may be based on a fixed percentage or percentages of receipts or sales). In addition, for an amount received or accrued to qualify as “rents from real property,” such amount may not be received or accrued directly or indirectly from a person in which the Company owns directly or indirectly 10% or more of, in the case of a corporation, the total voting power of all voting stock or the total value of all stock, and, in the case of an unincorporated entity, the assets or net profits of such entity (except for certain amounts received or accrued from a TRS in connection with property substantially rented to persons other than a TRS of the Company and other 10%-or-more owned persons or with respect to certain healthcare facilities, if certain conditions are met). The Company leases and intends to lease property only under circumstances such that substantially all, if not all, rents from such property qualify as “rents from real property.” Although it is possible that a tenant could sublease space to a sublessee in which the Company is deemed to own directly or indirectly 10% or more of the tenant, the Company believes that as a result of the provisions of the Company’s Articles of Incorporation that limit ownership to 9.9%, such occurrence would be unlikely. Application of the 10% ownership rule is, however, dependent upon complex attribution rules provided in the Code and circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than 10% of the Company’s stock and more than 10% of the stock of any tenant or subtenant would result in a violation of the rule.

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

The Company may enter into hedging transactions with respect to one or more of its assets or liabilities. The Company’s hedging activities may include entering into interest rate swaps, caps and floors, options to purchase such items, and futures and forward contracts. Income and gain from “hedging transactions” will be excluded from gross income for purposes of the 95% and 75% gross income tests. A “hedging transaction” includes any transaction entered into in the normal course of the Company’s trade or business primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. The Company will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into. The Company intends to structure any hedging or similar transactions so as not to jeopardize its status as a REIT.

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

Asset Tests

At the close of each quarter of its taxable year, the Company must also satisfy four tests relating to the nature of its assets.

•	At least 75% of the value of the Company’s total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities.

•	Not more than 25% of the Company’s total assets may be represented by securities other than those includable in the 75% asset class.

•	Not more than 25% of the Company’s total assets may be represented by securities of one or more TRS.

•	Of the investments included in the 25% asset class, except for TRS, (i) the value of any one issuer’s securities owned by the Company may not exceed 5% of the value of the Company’s total assets, (ii) the Company may not own more than 10% of any one issuer’s outstanding voting securities and (iii) the Company may not hold securities having a value of more than 10% of the total value of the outstanding securities of any one issuer. Securities issued by affiliated qualified REIT subsidiaries (“QRS”), which are corporations wholly owned by the Company, either directly or indirectly, that are not TRS, are not subject to the 25% of total assets limit, the 5% of total assets limit or the 10% of a single issuer’s voting securities limit or the 10% of a single issuer’s value limit. Additionally, “straight debt” and certain other exceptions are not “securities” for purposes of the 10% of a single issuer’s value test. The existence of QRS are ignored, and the assets, income, gain, loss and other attributes of the QRS are treated as being owned or generated by the Company, for federal income tax purposes. The Company currently has 57 subsidiaries and other affiliates that it employs in the conduct of its business.

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

Distribution Requirement

In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount equal to or greater than the excess of (a) the sum of (i) 90% of the Company’s “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and the Company’s net capital gain) and (ii) 90% of the net income (after tax on such income), if any, from foreclosure property, over (b) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its “real estate investment trust taxable income,” it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make “required distributions” to its stockholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company’s distributions for 2008 were adequate to satisfy its distribution requirement.

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

Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in the Company’s deduction for dividends paid for the earlier year. The Company may be able to avoid being taxed on amounts distributed as deficiency dividends; however, the Company might in certain circumstances remain liable for the 4% excise tax described above.

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

Failure to Qualify as a REIT

If the Company were to fail to qualify for federal income tax purposes as a REIT in any taxable year, and the relief provisions were found not to apply, the Company would be subject to tax on its taxable income at regular corporate rates (plus any applicable alternative minimum tax). Distributions to stockholders in any year in which the Company failed to qualify would not be deductible by the Company nor would they be required to be made. In such event, to the extent of current and/or accumulated earnings and profits, all distributions to stockholders would be taxable as qualified dividend income, including, presumably, subject to the 15% maximum rate on dividends created by the Jobs and Growth Tax Relief Reconciliation Act of 2003, and, subject to certain limitations in the Code, eligible for the 70% dividends received deduction for corporations that are REIT stockholders. However, this reduced rate for dividend income is set to expire for taxable years beginning after December 31, 2010. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company’s incurring substantial indebtedness (to the extent borrowings were feasible) or liquidating substantial investments in order to pay the resulting taxes.

Taxation of Tax-Exempt Stockholders

The IRS has issued a revenue ruling in which it held that amounts distributed by a REIT to a tax-exempt employees’ pension trust do not constitute “unrelated business taxable income,” even though the REIT may have financed certain of its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and are subject to revocation or modification by the IRS, based upon the revenue ruling and the analysis therein, distributions made by the Company to a U.S. stockholder that is a tax-exempt entity (such as an individual retirement account (“IRA”) or a 401(k) plan) should not constitute unrelated business taxable income unless such tax-exempt U.S. stockholder has financed the acquisition of its shares with “acquisition indebtedness” within the meaning of the Code, or the shares are otherwise used in an unrelated trade or business conducted by such U.S. stockholder.

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

Taxation of Non-U.S. Stockholders

The rules governing United States federal income taxation of any person other than (i) a citizen or resident of the United States, (ii) a corporation or partnership created in the United States or under the laws of the United States or of any state thereof, (iii) an estate whose income is includable in income for U.S. federal income tax purposes regardless of its source or (iv) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States fiduciaries have the authority to control all substantial decisions of the trust (“Non-U.S. Stockholders”) are highly complex, and the following discussion is intended only as a summary of such rules. Prospective Non-U.S. Stockholders should consult with their own tax advisors to determine the impact of United States federal, state, and local income tax laws on an investment in stock of the Company, including any reporting requirements.

In general, Non-U.S. Stockholders are subject to regular United States income tax with respect to their investment in stock of the Company in the same manner as a U.S. stockholder if such investment is “effectively connected” with the Non-U.S. Stockholder’s conduct of a trade or business in the United States. A corporate Non-U.S. Stockholder that receives income with respect to its investment in stock of the Company that is (or is treated as) effectively connected with the conduct of a trade or business in the United States also may be subject to the 30% branch profits tax imposed by the Code, which is payable in addition to regular United States corporate income tax. The following discussion addresses only the United States taxation of Non-U.S. Stockholders whose investment in stock of the Company is not effectively connected with the conduct of a trade or business in the United States.

Ordinary Dividends

Distributions made by the Company that are not attributable to gain from the sale or exchange by the Company of United States real property interests (“USRPI”) and that are not designated by the Company as capital gain dividends will be treated as ordinary income dividends to the extent made out of current or accumulated earnings and profits of the Company. Generally, such ordinary income dividends will be subject to United States withholding tax at the rate of 30% on the gross amount of the dividend paid unless reduced or eliminated by an applicable United States income tax treaty. The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such dividends paid to a Non-U.S. Stockholder unless a lower treaty rate applies and the Non-U.S. Stockholder has filed an IRS Form W-8BEN with the Company, certifying the Non-U.S. Stockholder’s entitlement to treaty benefits.

Non-Dividend Distributions

Distributions made by the Company in excess of its current and accumulated earnings and profits to a Non-U.S. Stockholder who holds 5% or less of the stock of the Company (after application of certain ownership rules) will not be subject to U.S. income or withholding tax. If it cannot be determined at the time a distribution is made whether or not such distribution will be in excess of the Company’s current and accumulated earnings and profits, the distribution will be subject to withholding at the rate applicable to a dividend distribution. However, the Non-U.S. Stockholder may seek a refund from the IRS of any amount withheld if it is subsequently determined that such distribution was, in fact, in excess of the Company’s then current and accumulated earnings and profits.

Capital Gain Dividends

As long as the Company continues to qualify as a REIT, distributions made by the Company after December 31, 2005, that are attributable to gain from the sale or exchange by the Company of any USRPI will not be treated as effectively connected with the conduct of a trade or business in the United States. Instead, such distributions will be treated as REIT dividends that are not capital gains and will not be subject to the branch profits tax as long as the Non-U.S. Stockholder does not hold greater than 5% of the stock of the Company at any time during the one-year period ending on the date of the distribution. Non-U.S. Stockholders who hold more than 5% of the stock of the Company will be treated as if such gains were effectively connected with the conduct of a trade or business in the United States and generally subject to the same capital gains rates applicable to U.S. stockholders. In addition, corporate Non-U.S. Stockholders may also be subject to the 30% branch profits tax and to withholding at the rate of 35% of the gross distribution.

Disposition of Stock of the Company

Generally, gain recognized by a Non-U.S. Stockholder upon the sale or exchange of stock of the Company will not be subject to United States taxation unless such stock constitutes a USRPI within the meaning of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). The stock of the Company will not constitute a USRPI so long as the Company is a “domestically controlled REIT.” A “domestically controlled REIT” is a REIT in which at all times during a specified testing period less than 50% in value of its stock or beneficial interests are held directly or indirectly by Non-U.S. Stockholders. The Company believes that it will be a “domestically controlled REIT,” and therefore that the sale of stock of the Company will generally not be subject to taxation under FIRPTA. However, because the stock of the Company is publicly traded, no assurance can be given that the Company is or will continue to be a “domestically controlled REIT.”

Under recently enacted “wash sale” rules applicable to certain dispositions of interests in “domestically controlled REITs,” a Non-U.S. Stockholder could be subject to taxation under FIRPTA on the disposition of stock of the Company if certain conditions are met. If the Company is a “domestically controlled REIT,” a Non-U.S. Stockholder will be treated as having disposed of USRPI, if such Non-U.S. Stockholder disposes of an interest in the Company in an “applicable wash sale transaction.” An “applicable wash sale transaction” is any transaction in which a Non-U.S. Stockholder avoids receiving a distribution from a REIT by (i) disposing of an interest in a “domestically controlled REIT” during the 30 day period preceding a distribution, any portion of which distribution would have been treated as gain from the sale of a USRPI if it had been received by the Non-U.S. Stockholder and (ii) acquiring, or entering into a contract or option to acquire, a substantially identical interest in the REIT during the 61 day period beginning the first day of the 30 day period preceding the distribution. The wash sale rule does not apply to a Non-U.S. Stockholder who actually receives the distribution from the Company or, so long as the Company is publicly traded, to any Non-U.S. Stockholder holding greater than 5% of the outstanding stock of the Company at any time during the one year period ending on the date of the distribution.

If the Company did not constitute a “domestically controlled REIT,” gain arising from the sale or exchange by a Non-U.S. Stockholder of stock of the Company would be subject to United States taxation under FIRPTA as a sale of a USRPI unless (i) the stock of the Company is “regularly traded” (as defined in the applicable Treasury regulations) and (ii) the selling Non-U.S. Stockholder’s interest (after application of certain constructive ownership rules) in the Company is 5% or less at all times during the five years preceding the sale or exchange. If gain on the sale or exchange of the stock of the Company were subject to taxation under FIRPTA, the Non-U.S. Shareholder would be subject to regular United States income tax with respect to such gain in the same manner as a U.S. stockholder (subject to any applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals and the possible application of the 30% branch profits tax in the case of foreign corporations), and the purchaser of the stock of the Company (including the Company) would be required to withhold and remit to the IRS 10% of the purchase price. Additionally, in such case, distributions on the stock of the Company to the extent they represent a return of capital or capital gain from the sale of the stock of the Company, rather than dividends, would be subject to a 10% withholding tax.

Capital gains not subject to FIRPTA will nonetheless be taxable in the United States to a Non-U.S. Stockholder in two cases:

•	if the Non-U.S. Stockholder’s investment in the stock of the Company is effectively connected with a U.S. trade or business conducted by such Non-U.S. Stockholder, the Non-U.S. Stockholder will be subject to the same treatment as a U.S. stockholder with respect to such gain, or

•	if the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, the nonresident alien individual will be subject to a 30% tax on the individual’s capital gain.

Information Reporting Requirements and Backup Withholding Tax

The Company will report to its U.S. stockholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any, with respect thereto. Under the backup withholding rules, a U.S. stockholder may be subject to backup withholding, currently at a rate of 28% on dividends paid unless such U.S. stockholder

•	is a corporation or falls within certain other exempt categories and, when required, can demonstrate this fact, or

•	provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A U.S. stockholder who does not provide the Company with his correct taxpayer identification number also may be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the U.S. stockholder’s federal income tax liability. In addition, the Company may be required to withhold a portion of any capital gain distributions made to U.S. stockholders who fail to certify their non-foreign status to the Company.

Additional issues may arise pertaining to information reporting and backup withholding with respect to Non-U.S. Stockholders, and Non-U.S. Stockholders should consult their tax advisors with respect to any such information reporting and backup withholding requirements.

State and Local Taxes

The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the federal income tax consequences discussed above. Consequently, prospective holders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the stock of the Company.

Real Estate Investment Trust Tax Proposals

Investors must recognize that the present federal income tax treatment of the Company may be modified by future legislative, judicial or administrative actions or decisions at any time, which may be retroactive in effect, and, as a result, any such action or decision may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts. No prediction can be made as to the likelihood of the passage of any new tax legislation or other provisions either directly or indirectly affecting the Company or its stockholders.

Other Legislation

The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the maximum individual tax rate for long-term capital gains generally from 20% to 15% (for sales occurring after May 6, 2003 through December 31, 2008) and for dividends generally from 38.6% to 15% (for tax years from 2003 through 2008). These provisions have been extended through the 2010 tax year. Without future congressional action, the maximum tax rate on long-term capital gains will return to 20% in 2011, and the maximum rate on dividends will move to 39.6% in 2011. Because a REIT is not generally subject to federal income tax on the portion of its REIT taxable income or capital gains distributed to its stockholders, distributions of dividends by a REIT are generally not eligible for the new 15% tax rate on dividends. As a result, the Company’s ordinary REIT dividends will continue to be taxed at the higher tax rates (currently, a maximum of 35%) applicable to ordinary income.

ERISA Considerations

The following is a summary of material considerations arising under ERISA and the prohibited transaction provisions of Section 4975 of the Code that may be relevant to a holder of stock of the Company.

This discussion does not propose to deal with all aspects of ERISA or Section 4975 of the Code or, to the extent not preempted, state law that may be relevant to particular employee benefit plan stockholders (including plans subject to Title I of ERISA, other employee benefit plans and IRAs subject to the prohibited transaction provisions of Section 4975 of the Code, and governmental plans and church plans that are exempt from ERISA and Section 4975 of the Code but that may be subject to state law requirements) in light of their particular circumstances.

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

Corporate Governance Principles

The Company has adopted Corporate Governance Principles relating to the conduct and operations of the Board of Directors. The Corporate Governance Principles are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any stockholder who requests a copy.

Committee Charters

The Board of Directors has an Audit Committee, Compensation Committee, Corporate Governance Committee and Executive Committee. The Board of Directors has adopted written charters for each committee except for the Executive Committee, which are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any stockholder who requests a copy.

Executive Officers

Information regarding the executive officers of the Company is set forth in Part III, Item 10 of this report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The following are some of the risks and uncertainties that could cause the Company’s actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or the Company’s other filings with the SEC. These risks, as well as the risks described in Item 1 under the headings “Competition,” “Government Regulation,” and “Federal Income Tax Information” and in Item 7 under the heading “Disclosure Regarding Forward-Looking Statements” should be carefully considered before making an investment decision regarding the Company. The risks and uncertainties described below are not the only ones facing the Company, and there may be additional risks that the Company does not presently know of or that the Company currently considers not likely to have a significant impact. If any of the events underlying the following risks actually occurred, the Company’s business, financial condition and operating results could suffer, and the trading price of its Common Stock could decline.

The unavailability of equity and debt capital, volatility in the credit markets, changes in interest rates, or changes in the Company’s debt ratings could harm its financial position.

A REIT is required by IRS regulations to make dividend distributions, thereby retaining less of its capital for growth. As a result, a REIT typically grows through steady investments of new capital in real estate assets. Presently, the Company has sufficient capital availability. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure or near failure of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors, which could have an impact on its ability to refinance maturing debt, fund dividend payments and operations, acquire healthcare properties and complete construction projects.

Changes in the Company’s debt ratings could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities.

The Company’s revenues depend on the ability of its tenants and sponsors under its financial support agreements to generate sufficient income from their operations to make loan, rent and support payments to the Company.

The Company’s revenues are subject to the financial strength of its tenants and sponsors. The Company has no operational control over the business of these tenants and sponsors who face a wide range of economic, competitive and regulatory pressures and constraints. Such pressures and constraints could materially impair these tenants and sponsors and prevent them from making their loan, rent and support payments to the Company which could have a negative effect on the Company’s cash flows and results of operations and its ability to make dividend payments.

If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates the facility, the Company would have to obtain another tenant for the affected facility.

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

If lenders under the Company’s Unsecured Credit Facility fail to meet their funding commitments, the Company’s financial position would be negatively impacted.

Access to external capital on favorable terms is critical to the Company’s success in growing and maintaining its portfolio. If financial institutions within the Company’s Unsecured Credit Facility were unwilling or unable to meet their respective funding commitments to the Company, any such failure would have a negative impact on the Company’s operations, financial condition and ability to meet its obligations, including the payment of dividends to stockholders.

The Company is subject to risks associated with the development of properties.

The Company is subject to certain risks associated with the development of properties including the following:

•	The construction of properties generally require various government and other approvals which may not be received when expected, or at all, which could delay or preclude commencement of construction;

•	Unsuccessful development opportunities could result in the recognition of direct expenses which could impact the Company’s results of operations;

•	Construction costs could exceed original estimates, which would impact its profitability to the Company;

•	Time required to initiate and complete the construction of a property and lease up a completed development property may be greater than originally anticipated, thereby adversely affecting the Company’s cash flow and liquidity;

•	Occupancy rates and rents of a completed development property may not be sufficient to make the property profitable to the Company; and

•	Favorable capital sources to fund the Company’s development activities may not be available when needed.

The Company may be unsuccessful in operating new and existing real estate properties.

The Company’s acquired, developed and existing real estate properties may not perform in accordance with management’s expectations because of many factors including the following:

•	The Company’s purchase price for acquired facilities may be based upon a series of market judgments which may be incorrect;

•	The costs of any improvements required to bring an acquired facility up to standards necessary to establish the market position intended for that facility might exceed budgeted costs;

•	The Company may incur unexpected costs in the acquisition, construction or maintenance of real estate assets that could impact its expected returns on such assets; and

•	Leasing of real estate properties may not occur within expected timeframes or at expected rental rates.

Further, the Company can give no assurance that acquisition and development opportunities that will meet management’s investment criteria will be available when needed or anticipated.

The Company’s long-term master leases and financial support agreements may expire and not be extended.

Long-term master leases and financial support agreements that are expiring may not be extended. With respect to master leased properties, the Company may not be able to re-let those properties at rental rates that are as high as the former master lease rate. With respect to properties with financial support agreements that are not extended at expiration, the property operating income generated from those properties may decline.

The market price of the Company’s stock may be affected adversely by changes in the Company’s dividend policy.

The ability of the Company to pay dividends is dependent upon its ability to maintain funds from operations and cash flow, to make accretive new investments and to access capital. A failure to maintain dividend payments at current levels could result in a reduction of the market price of the Company’s stock.

Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments.

The healthcare service industry is currently experiencing:

•	Changing trends in the method of delivery of healthcare services;

•	Increased expense for uninsured patients and uncompensated care;

•	Increased competition among healthcare providers;

•	Continuing pressure by private and governmental payors to contain costs and reimbursements while increasing patients’ access to healthcare services;

•	Lower operating profit margins in an uncertain economy;

•	Investment losses;

•	Constrained availability of capital;

•	Credit downgrades;

•	Increased liability insurance expense; and

•	Increased scrutiny and formal investigations by federal and state authorities.

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

The Company generally requires its tenants to maintain comprehensive liability and property insurance that covers the Company as well as the tenants. The Company also carries comprehensive liability insurance and property insurance covering its owned and managed properties. In addition, tenants under long-term master leases are required to carry property insurance covering the Company’s interest in the buildings. Some types of losses, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might remain obligated for any mortgage debt or other financial obligation related to the property. The Company cannot give assurance that material losses in excess of insurance proceeds will not occur in the future.

The Company owns facilities that are operated by companies that may experience regulatory and legal problems.

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

The Company intends to qualify at all times as a REIT under the Code. If in any taxable year the Company does not qualify as a REIT, it would be taxed as a corporation. As a result, the Company could not deduct its distributions to the stockholders in computing its taxable income. Depending upon the circumstances, a REIT that loses its qualification in one year may not be eligible to re-qualify during the four succeeding years. Further, certain transactions or other events could lead to the Company being taxed at rates ranging from four to 100 percent on certain income or gains. For more information about the Company’s status as a REIT, see “Federal Income Tax Information” in Item 1 of this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In addition to the properties described under Item 1, “Business” and in Schedule III of Item 15 hereto, the Company leases office space for its headquarters.

The Company’s headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The Company’s current lease agreement, which commenced on November 1, 2003, covers approximately 30,934 square feet of rented space and expires on October 31, 2010, with two five-year renewal options. Annual base rent was approximately $636,312 in 2008 with increases of approximately 3.25% annually.

ITEM 3.	LEGAL PROCEEDINGS

On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly owned affiliate of the Company, was served with the Third Amended Verified Complaint in a stockholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a stockholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks unspecified compensatory and punitive damages. Following the settlement of a number of claims unrelated to the claims against Capstone, the court lifted a lengthy stay on discovery in April 2007. Discovery is substantially complete and a trial is scheduled in May 2009. In late 2008, the Company reached an agreement in principle with HealthSouth Corporation to develop and lease a new inpatient rehabilitation hospital in Arizona and to modify the terms of several existing leases. The transactions between the Company and HealthSouth are expected to be completed in the first quarter of 2009. The derivative plaintiff has agreed to settle and dismiss its claims against Capstone upon the conclusion of the transactions and the payment by the Company and HealthSouth of approximately $0.6 million each to the derivative plaintiff’s counsel. The settlement and dismissal of the case are subject to a fairness hearing and court approval. The Company believes the new development and business transactions are favorable to it and to HealthSouth and continues to deny any liability for the claims presented by the derivative plaintiff.

In connection with the stockholder derivative suit discussed above, Capstone filed a claim with its directors’ and officers’ liability insurance carrier, Twin City Fire Insurance Company (“Twin City”), an affiliate of the Hartford family of insurance companies, for indemnity against legal and other expenses incurred by Capstone related to the suit and any judgment rendered. Twin City asserted that the Company’s claim was not covered under the D&O policy and refused to reimburse Capstone’s defense expenses. In September 2005, Capstone filed suit against Twin City for coverage and performance under its insurance policy. In late 2007, the federal district judge in Birmingham, Alabama entered partial summary judgment on Capstone’s claim for advancement of defense costs under the policy under which Capstone and Twin City agreed to an interim plan for Twin City’s payment of defense costs, fees and expenses, subject to Twin City’s appeal of the partial summary judgment ruling. During 2007 and 2008, Capstone received $2.2 million from Twin City which was recorded as an offset to property operating expense on the Company’s Consolidated Statements of Income. On November 3, 2008, Capstone accepted Twin City’s oral offer to settle the dispute over coverage which provided that Capstone would retain monies received to date from Twin City of $2.2 million, and Twin City would pay Capstone an additional $0.3 million for additional incurred but unreimbursed expenses. Also on November 3, 2008, the 11th Circuit Court of Appeals issued a written opinion reversing the lower court’s ruling and ruled that the Twin City policy did not provide coverage to Capstone. Given the outcome of the appellate court’s ruling, Twin City asserted that no enforceable contract to settle existed. Capstone filed suit against Twin City on January 20, 2009 in the federal district court for the Middle District of Tennessee for breach of contract and to enforce the terms of the November 2008 oral agreement to settle. Capstone and Twin City reached an agreement to settle and dismiss the breach of contract action on February 13, 2009. The terms of the settlement require Capstone to refund $950,000 of the $2.2 million in legal fees and expenses Twin City previously reimbursed. As a result, the Company accrued the $950,000 refund to property operating expense in its 2008 operating results.

In October 2008, the Company and Methodist Health System Foundation, Inc. (the “Foundation”) agreed to settle a lawsuit filed against the Company by the Foundation. In May 2006, the Foundation filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under property operating agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans, which has remained closed since Hurricane Katrina struck in August 2005. Since Hurricane Katrina, the Foundation had ceased making payments to the Company under its property operating agreements. In connection with the settlement, the Foundation agreed to pay to the Company approximately $8.6 million, of which $3.0 million was paid on December 31, 2008, and granted the Company an option to purchase the Foundation’s interest in the associated land and related ground leases for $50,000. The Foundation will pay the remaining $5.6 million in quarterly installments of approximately $0.5 million, beginning on March 31, 2009 and continuing through and including September 30, 2011. The Foundation will have no further guaranty payment obligations under the modified property operating agreements beyond the amounts payable under the settlement agreement.

The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Common Stock are traded on the New York Stock Exchange under the symbol “HR.” As of December 31, 2008, there were approximately 1,394 stockholders of record. The following table sets forth the high and low sales prices per share of Common Stock and the distributions declared and paid per share of Common Stock related to the periods indicated.

			Distributions
			Declared and Paid
	High	Low	per Share

2008
First Quarter	$27.07	$22.02	$0.385
Second Quarter	29.89	23.55	0.385
Third Quarter	32.00	23.45	0.385
Fourth Quarter (Payable on March 5, 2009)	29.75	14.29	0.385

2007
Special Dividend	—	—	$4.750
First Quarter	$44.19	$34.96	0.660
Second Quarter	39.26	27.20	0.385
Third Quarter	29.07	18.00	0.385
Fourth Quarter	27.76	22.72	0.385

Future distributions will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations, cash flows, and to make accretive new investments.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about the Company’s Common Stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2007 Employees Stock Incentive Plan, the 2000 Employee Stock Purchase Plan, the 1994 Dividend Reinvestment Plan, and the 1995 Restricted Stock Plan for Non-Employee Directors.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under Equity
	be Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	in the First Column)

Equity compensation plans approved by security holders	250,868	—	2,685,609
Equity compensation plans not approved by security holders	—	—	—

Total	250,868	—	2,685,609

(1)	The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of Common Stock may be purchased at a per share price equal to 85% of the fair market value of the Common Stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements of the Company:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2008	2007(1)(2)	2006(2)	2005(2)	2004(2)

Statement of Income Data:
Total revenues	$214,241	$197,371	$198,219	$192,211	$168,532
Total expenses	$160,499	$139,294	$137,859	$133,221	$104,025
Other income (expense)	$(35,584)	$(46,848)	$(49,747)	$(44,906)	$(40,823)

Income from continuing operations	$18,158	$11,229	$10,613	$14,084	$23,684
Discontinued operations	$23,534	$48,833	$29,106	$38,584	$31,849

Net income	$41,692	$60,062	$39,719	$52,668	$55,533

Per Share Data:
Basic:
Income from continuing operations per common share	$0.35	$0.24	$0.23	$0.30	$0.54
Discontinued operations per common share	$0.46	$1.02	$0.62	$0.83	$0.73

Net income per common share	$0.81	$1.26	$0.85	$1.13	$1.27

Diluted:
Income from continuing operations per common share	$0.35	$0.23	$0.22	$0.30	$0.53
Discontinued operations per common share	$0.44	$1.01	$0.62	$0.81	$0.71

Net income per common share	$0.79	$1.24	$0.84	$1.11	$1.24

Weighted average common shares outstanding — Basic	51,547,279	47,536,133	46,527,857	46,465,215	43,706,528

Weighted average common shares outstanding — Diluted	52,564,944	48,291,330	47,498,937	47,406,798	44,627,475

Balance Sheet Data (as of the end of the period):
Real estate properties, net	$1,634,364	$1,351,173	$1,554,620	$1,513,247	$1,558,794
Mortgage notes receivable	$59,001	$30,117	$73,856	$105,795	$40,321
Assets held for sale and discontinued operations, net	$90,233	$15,639	$—	$21,415	$61,246
Total assets	$1,864,780	$1,495,492	$1,736,603	$1,747,652	$1,750,810
Notes and bonds payable	$940,186	$785,289	$849,982	$778,446	$719,264
Total stockholders’ equity	$794,820	$631,995	$825,672	$912,468	$980,616

Other Data:
Funds from operations — Basic and Diluted(3)	$85,437	$73,156	$101,106	$107,943	$110,172
Funds from operations per common share — Basic(3)	$1.66	$1.54	$2.17	$2.32	$2.52
Funds from operations per common share — Diluted(3)	$1.63	$1.51	$2.13	$2.28	$2.47
Quarterly dividends declared and paid per common share	$1.54	$2.09	$2.64	$2.63	$2.55
Special dividend declared and paid per common share	$—	$4.75	$—	$—	$—

(1)	The Company completed the sale of its senior living assets in 2007 and paid a $4.75 per share special dividend with a portion of the proceeds. See Note 4 to the Consolidated Financial Statements for more information on this transaction.

(2)	The years ended December 31, 2007, 2006, 2005 and 2004 are restated to conform to the discontinued operations presentation for 2008. See Note 5 to the Consolidated Financial Statements for more information on the Company’s discontinued operations at December 31, 2008.

(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of funds from operations (“FFO”), including why the Company presents FFO and a reconciliation of net income to FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This report and other materials Healthcare Realty has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, that could significantly affect the Company’s current plans and expectations and future financial condition and results.

Such risks and uncertainties include, among other things, the following:

•	The unavailability of equity and debt capital, volatility in the credit markets, changes in interest rates, or changes in the Company’s debt ratings;

•	The financial health of the Company’s tenants and sponsors and their ability to make loan and rent payments to the Company;

•	The ability and willingness of the Company’s lenders to make their funding commitments to the Company;

•	The Company’s long-term master leases and financial support agreements may expire and not be extended;

•	The construction of properties generally requires various government and other approvals which may not be received;

•	Unsuccessful development opportunities could result in the recognition of direct expenses which could impact the Company’s results of operations;

•	Construction costs of a development property may exceed original estimates, which could impact its profitability to the Company;

•	Time required to lease up a completed development property may be greater than originally anticipated, thereby adversely affecting the Company’s cash flow and liquidity;

•	Occupancy rates and rents of a completed development property may not be sufficient to make the property profitable to the Company;

•	Favorable capital sources to fund the Company’s development activities may not be available when needed;

•	Changes in the financial condition or corporate strategy of the Company’s tenants and sponsors;

•	Adverse trends in the healthcare service industry that could negatively affect the Company’s lease revenues and the values of its investments; and

•	Changes in the Company’s dividend policy.

Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed in Item 1A “Risk Factors” of this report and in other reports filed by the Company with the SEC from time to time.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

Overview

Business Overview

The Company, a self-managed and self-administered REIT, integrates owning, managing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. Management believes that by providing a complete spectrum of real estate services, the Company can differentiate its competitive market position, expand its asset base and increase revenues over time.

The Company’s revenues are generally derived from rentals on its healthcare real estate properties. The Company incurs operating and administrative expenses, including compensation, office rent and other related occupancy costs, as well as various expenses incurred in connection with managing its existing portfolio and acquiring additional properties. The Company also incurs interest expense on its various debt instruments and depreciation and amortization expense on its real estate portfolio.

Executive Overview

Over the last few years, the market for quality medical office and other outpatient-related facilities attracted many non-traditional and/or highly-leveraged buyers, which resulted in a significant increase in the competition for these assets. The recent and ongoing turmoil in the credit markets, however, has resulted in the Company seeing fewer buyers competing for such properties, which has provided more opportunities to acquire real estate properties with attractive risk-adjusted returns. While management has observed only a slight decrease in asset prices, the Company’s relatively conservative capital structure positions it well to take advantage of the current credit market dislocation and any resulting future decline in asset prices. In 2008, the Company acquired approximately $335.6 million in real estate assets and funded $8.0 million in a new mortgage note receivable. In January 2009, the Company acquired the remaining membership interest in a joint venture in which it previously held a minority interest for approximately $4.4 million and assumed related debt of approximately $12.8 million. The entity acquired by the Company owns a 62,246 square foot on-campus medical office building. See Note 4 to the Consolidated Financial Statements for more details on these acquisitions.

The Company believes that its construction projects will provide solid, long-term investment returns and high quality buildings. As of December 31, 2008, the Company had four construction projects underway with budgets totaling approximately $174.0 million. The Company expects completion of the core and shell of three of the projects with budgets totaling approximately $88.0 million during 2009 and expects completion of the fourth project with a budget totaling approximately $86.0 million in the first quarter of 2010. In addition to the projects currently under construction, the Company is financing an on-campus medical office development of an outpatient campus comprised of six facilities, with a total budget of approximately $72 million, of which the Company has already advanced $42.2 million. The Company expects to finance the remaining $29.8 million during 2009 and 2010. With respect to five of the six facilities, the Company will have an option to purchase each such facility at a market cap rate upon its completion and full occupancy. The sixth facility is being acquired by the tenant.

The Company’s real estate portfolio, diversified by facility type, geography, tenant and payor mix, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice patterns. At December 31, 2008, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 45.0% with 64.6% of its debt portfolio maturing after 2010. The Company had borrowings outstanding under its Unsecured Credit Facility totaling $329.0 million at December 31, 2008, with a capacity remaining of $71.0 million.

Capital and Credit Market Conditions

The capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial institutions. The Company believes its conservative capital structure will foster stable operations throughout this time with no debt maturities in 2009, its $400 million Unsecured Credit Facility maturing in January 2010 and its two $300 million Senior Notes maturing in 2011 and 2014. However, continued volatility in the markets could limit the Company’s ability to access debt or equity markets when needed which, in turn, could impact the Company’s ability to invest in real estate assets, refinance maturing debt and react to changing economic and business conditions. The Company’s debt ratings could also be affected, adversely impacting its interest costs and financing sources. The Company also had unencumbered real estate assets of approximately $1.9 billion at December 31, 2008, which could serve as collateral for secured mortgage financing. Furthermore, the Company anticipates renewing its Unsecured Credit Facility during 2009 and believes that sufficient commitments will be available to the Company, but believes that the interest rate upon renewal will likely be higher than its current rate (LIBOR + 0.90%).

Trends and Matters Impacting Operating Results

Management monitors factors and trends important to the Company and REIT industry in order to gauge the potential impact on the operations of the Company. Discussed below are some of the factors and trends that management believes may impact future operations of the Company.

As of December 31, 2008, approximately 35.7% of the Company’s real estate investments consisted of properties leased to unaffiliated lessees pursuant to long-term net lease agreements or subject to financial support agreements; approximately 59.8% were multi-tenanted properties with shorter-term occupancy leases; and the remaining 4.5% of investments were related to land held for development, corporate property, mortgage notes receivable and investments in unconsolidated joint ventures which are invested in real estate properties. The Company’s long-term net leases and financial support agreements are generally designed to ensure the continuity of revenues and coverage of costs and expenses relating to the properties by the tenants and the sponsoring healthcare operators. There is no assurance that the Company’s leases and financial support agreements will be extended past their expiration dates which could impact the Company’s operating results as described in more detail below in “Expiring Leases and Financial Support Agreements”.

Acquisition Activity

During 2008, the Company acquired 27 real estate properties and funded a mortgage note receivable for approximately $294.5 million and assumed related debt of approximately $43.4 million, net of fair value adjustments, including an 80% interest in a joint venture that concurrently acquired four buildings for an investment of $28.8 million. These acquisitions were funded with net proceeds from an equity offering in September 2008 totaling $196.0 million, the assumption of existing mortgage debt, borrowings on the Unsecured Credit Facility, and proceeds from real estate dispositions. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.

Development Activity

During 2008, five buildings that were previously under construction commenced operations and one construction project was reclassified to land held for development, resulting in four construction projects remaining that were underway at December 31, 2008 with budgets totaling approximately $174.0 million. The Company expects completion of the core and shell of three of the four projects with budgets totaling approximately $88.0 million during 2009 and expects the core and shell of the fourth project with a budget totaling approximately $86.0 million to be completed during the first quarter of 2010. In addition to the projects currently under construction, the Company is financing an on-campus medical office development of an outpatient campus comprised of six facilities, with a total budget of approximately $72 million, of which the Company has already advanced $42.2 million. The Company expects to finance the remaining $29.8 million during 2009 and 2010. With respect to five of the six facilities, the Company will have an option to purchase each such facility at a market cap rate upon its completion and full occupancy. The sixth facility is being acquired by the tenant. The Company’s ability to complete, lease-up and operate these facilities in a given period of time will impact the Company’s results of operations and cash flows. More favorable completion dates, lease-up periods and rental rates will result in improved results of operations and cash flows, while lagging completion dates, lease-up periods and rental rates will likely result in less favorable results of operations and cash flows. The Company’s disclosures regarding projections or estimates of completion dates and leasing may not reflect actual results. See Note 14 to the Consolidated Financial Statements for more information on the Company’s development activities.

Dispositions

During 2008, the Company disposed of seven real estate properties for approximately $27.1 million and disposed of two parcels of land for approximately $9.8 million. Also, a portion of the Company’s preferred equity investment in a joint venture was redeemed for $5.5 million and one mortgage note receivable totaling approximately $2.5 million was repaid. Proceeds from these dispositions were used to repay amounts under the Unsecured Credit Facility and to fund additional real estate investments. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.

2009 Potential Acquisitions and Dispositions

As discussed in Note 4 to the Consolidated Financial Statements, the Company had several acquisitions and dispositions pending at December 31, 2008 that will impact the Company’s operating results for 2009 when or if those transactions are completed.

Purchase Option Provisions

As discussed in “Liquidity and Capital Resources,” certain of the Company’s leases include purchase option provisions, which if exercised, could require the Company to sell a property to a lessee or operator, which could have a negative impact on the Company’s future results of operations and cash flows.

Expiring Leases and Financial Support Agreements

Master leases on 14 of the Company’s properties will expire in 2009. The Company has decided not to extend the master leases relating to about one-half of these properties. The master leases the Company has decided not to extend are multi-tenanted properties on or near hospital campuses and in locations where the Company already has existing management capabilities. With respect to the remaining properties, the Company believes that either the current tenants will extend their leases or the Company will lease the property to another single tenant.

Approximately 440 of the Company’s leases in its multi-tenanted buildings will expire in 2009, with each tenant lessee occupying an average of approximately 3,188 square feet. Approximately 60% of the multi-tenant leases expiring in 2009 relate to buildings acquired in 2004, in which each lessee occupies approximately 3,200 square feet. About 43% of the 2004 leases expiring were signed with hospital-related entities upon closing of the real estate property acquisitions, and the remainder of the leases are related to non-hospital tenants. Historically, hospital-related tenants who occupy space in on-campus buildings have a high probability of renewal. Also, management expects that the majority of the non-hospital tenants will renew at favorable rates.

One of the Company’s financial support agreements also expires in 2009. The Company does not expect the sponsor to extend its agreement with the Company.

With the expirations discussed above, the Company expects there could be a short-term negative impact to its results of operations, but anticipates that over time it will be able to re-lease the properties or increase tenant rents to offset any short-term decline in revenue.

Discontinued Operations

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), discussed in more detail in Note 1 to the Consolidated Financial Statements, a company must present the results of operations of real estate assets disposed of or held for sale as discontinued operations. Therefore, the results of operations from such assets are classified as discontinued operations for the current period, and all prior periods presented are restated to conform to the current period presentation. Readers of the Company’s Consolidated Financial Statements should be aware that each future disposal will result in a change to the presentation of the Company’s operations in the historical Consolidated Statements of Income as previously filed. Such reclassifications to the Consolidated Statements of Income will have no impact on previously reported net income.

Amortization of In-Place Leases

As discussed in “Application of Critical Accounting Policies to Accounting Estimates” and in Note 1 to the Consolidated Financial Statements, when a building is acquired with in-place leases, SFAS No. 141, “Business Combinations” (“SFAS No. 141”), requires that the cost of the acquisition be allocated between the tangible real estate and the intangible assets related to in-place leases based on their fair values. Where appropriate, the intangible assets recorded could include goodwill, ground leases or customer relationship assets. The value of above- or below-market in-place leases is amortized against rental income or property operating expense over the average remaining term of the leases in-place upon acquisition. The amortization periods of the intangibles may be relatively short, such as with a short-term tenant lease, or may be longer, such as with a long-term ground lease. The value of at-market in-place leases and other intangible assets is amortized and reflected in amortization expense in the Company’s Consolidated Statements of Income. Amortization expense related to these in-place leases may increase or decrease because of new in-place leases recorded related to new real estate acquisitions or because of in-place leases becoming fully amortized.

Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” Impairment charges may not be added back to net income in calculating FFO, which have the effect of decreasing FFO in the period recorded. In 2008, the Company recognized additional income for certain items which increased FFO, including net gains on repurchases of the Company’s Senior Notes due 2011 and 2014 of approximately $4.1 million, termination fees of approximately $8.0 million and the recognition of straight-line rent income for prior years related to a joint venture of approximately $0.8 million, which were partially offset by a reserve recorded on an outstanding receivable of approximately $1.4 million and a $1.0 million accrual recorded related to a litigation settlement. These items had the net effect of increasing FFO by approximately $0.20 per share for the year ended December 31, 2008. Also, for the years ended 2008, 2007 and 2006, the Company recorded impairment charges totaling $2.5 million, $7.1 million and $5.7 million, respectively, which reduced FFO per diluted share by approximately $0.05, $0.15 and $0.12, respectively. The comparability of FFO for the three years ending December 31, 2008 is also impacted by the senior living asset dispositions during 2007, because of the elimination of the operations of the divested assets. FFO and FFO per share generated by the senior living assets disposed of during 2007 totaled approximately $10.2 million, or $0.22 per basic common share ($0.21 per diluted common share), for the year ended December 31, 2007 and approximately $29.1 million, or $0.63 per basic common share ($0.61 per diluted common share), for the year ended December 31, 2006.

Management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with generally accepted accounting principles, (“GAAP”), assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. Management uses FFO and FFO per share to compare and evaluate its own operating results from period to period, and to monitor the operating results of the Company’s peers in the REIT industry. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.

The table below reconciles net income to FFO for the three years ended December 31, 2008.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006

Net income	$41,692	$60,062	$39,719
Gain on sales of real estate properties	(10,227)	(40,405)	(3,275)
Real estate depreciation and amortization	53,972	53,499	64,662

Total adjustments	43,745	13,094	61,387

Funds from operations — Basic and Diluted	$85,437	$73,156	$101,106

Weighted average common shares outstanding — Basic	51,547,279	47,536,133	46,527,857

Weighted average common shares outstanding — Diluted	52,564,944	48,291,330	47,498,937

Funds from operations per common share — Basic	$1.66	$1.54	$2.17

Funds from operations per common share — Diluted	$1.63	$1.51	$2.13

Results of Operations

2008 Compared to 2007

The Company’s net income for 2008 compared to 2007 was impacted by senior living asset dispositions in 2007 and the resulting gain on sale. However, the comparability of revenues and income from continuing operations for 2007 and 2006 was not impacted by the disposition because the results of operations of the assets disposed of are included in discontinued operations for both periods. Included in the sale were 56 real estate properties in which the Company had investments totaling approximately $328.4 million ($259.9 million, net), 16 mortgage notes and notes receivable in which the Company had investments totaling approximately $63.2 million, and certain other assets and liabilities related to the assets. The Company received cash proceeds from the sale of approximately $369.4 million, recorded a deferred gain of approximately $5.7 million and recognized a net gain of approximately $40.2 million. The proceeds were used to pay a special dividend to the Company’s stockholders of approximately $227.2 million, or $4.75 per share, to repay amounts outstanding on the Company’s Unsecured Credit Facility, to pay transaction costs and were used for general corporate purposes. The transaction also included the sale of all 21 of the properties associated with the

Company’s variable interest entities (“VIEs”), including the six VIEs the Company had previously consolidated. Revenues, including the revenues from the VIEs, were approximately $27.4 million and net income was approximately $8.4 million for the senior living assets for the year ended December 31, 2007, which are included in discontinued operations on the Consolidated Statement of Income.

For the year ended December 31, 2008, net income was $41.7 million, or $0.81 per basic common share ($0.79 per diluted common share), compared to net income of $60.1 million, or $1.26 per basic common share ($1.24 per diluted common share), for the year ended December 31, 2007. Revenues from continuing operations were $214.2 million for the year ended December 31, 2008 compared to revenues from continuing operations of $197.4 million for the year ended December 31, 2007. FFO was $85.4 million, or $1.66 per basic common share ($1.63 per diluted common share), for the year ended December 31, 2008 compared to $73.2 million, or $1.54 per basic common share ($1.51 per diluted common share), in 2007.

			Change
(Dollars in thousands)	2008	2007	$	%

Revenues
Master lease rent	$58,412	$56,401	$2,011	3.6%
Property operating	136,745	121,644	15,101	12.4%
Straight-line rent	622	934	(312)	(33.4)%
Mortgage interest	2,207	1,752	455	26.0%
Other operating	16,255	16,640	(385)	(2.3)%

	214,241	197,371	16,870	8.5%
Expenses
General and administrative	23,514	20,619	2,895	14.0%
Property operating	82,420	71,671	10,749	15.0%
Impairment	1,600	—	1,600	—
Bad debts, net of recoveries	1,833	222	1,611	725.7%
Depreciation	48,283	42,254	6,029	14.3%
Amortization	2,849	4,528	(1,679)	(37.1)%

	160,499	139,294	21,205	15.2%
Other Income (Expense)
Gain on extinguishment of debt, net	4,102	—	4,102	—
Interest expense	(42,126)	(48,307)	6,181	(12.8)%
Interest and other income, net	2,440	1,459	981	67.2%

	(35,584)	(46,848)	11,264	(24.0)%

Income From Continuing Operations	18,158	11,229	6,929	61.7%
Discontinued Operations
Income from discontinued operations	14,577	15,517	(940)	(6.1)%
Impairments	(886)	(7,089)	6,203	(87.5)%
Gain on sales of real estate properties	9,843	40,405	(30,562)	(75.6)%

Income From Discontinued Operations	23,534	48,833	(25,299)	(51.8)%

Net Income	$41,692	$60,062	$(18,370)	(30.6)%

Total revenues from continuing operations for the year ended December 31, 2008 increased $16.9 million, or 8.5%, compared to 2007 for primarily the following reasons:

•	Master lease rental income increased $2.0 million, or 3.6%, from 2007 to 2008. The majority of the increase was due to annual contractual rent increases from 2007 to 2008 of approximately $1.3 million. During 2008, the Company also recognized additional master lease rental income totaling approximately $0.2 million related to its 2008 acquisitions and an $0.8 million lease termination fee, offset partially by prior year rental income of the property of approximately $0.3 million.

•	Property operating income increased $15.1 million, or 12.4%, from 2007 to 2008. The Company’s acquisitions of real estate properties during 2008 and 2007 resulted in additional property operating income in 2008 compared to 2007 of approximately $6.7 million. Also, properties previously under construction that commenced operations during 2007 and 2008 resulted in approximately $2.9 million in additional property operating income from 2007 to 2008. The remaining increase of approximately $5.5 million was related generally to annual contractual rent increases, rental increases related to lease renewals and new leases executed with various tenants.

•	Mortgage interest income increased $0.5 million, or 26.0%, from 2007 to 2008 due mainly to additional fundings on construction mortgage notes.

Total expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 increased $21.2 million, or 15.2%, for primarily the following reasons:

•	General and administrative expenses increased $2.9 million, or 14.0%, from 2007 to 2008. This increase was attributable mainly to higher compensation-related expenses in 2008 of approximately $2.3 million related to annual salary increases and amortization on restricted shares, an increase in pension expense recorded of approximately $0.7 million and expenses recognized related to acquisition and development efforts of approximately $1.8 million. These amounts were partially offset by the voluntary resignation of an officer, resulting in a net reduction to expense of $0.5 million related to the forfeiture of outstanding share-based payment awards and the lump-sum payment of the officer’s pension benefit under the Executive Retirement Plan. See Note 12 to the Consolidated Financial Statements for more details. Also, the Company recorded a charge in 2007 of approximately $1.5 million related to the retirement of an officer and the termination of five employees.

•	Property operating expenses increased $10.7 million, or 15.0%, from 2007 to 2008. The Company recognized expense of approximately $2.7 million related to properties that were previously under construction and commenced operations during 2007 and 2008. Also, the Company’s acquisitions of real estate properties during 2008 and 2007 resulted in additional property operating expense in 2008 compared to 2007 of approximately $2.7 million. In addition, legal expense increased approximately $3.5 million in 2008 compared to 2007 mainly due to legal fee reimbursements received in 2007 and a litigation settlement of $1.0 million in 2008. Also, utility and real estate tax rate increases in 2008 resulted in additional expenses of approximately $1.3 million and $0.6 million, respectively.

•	An impairment charge totaling $1.6 million was recognized in 2008 on patient accounts receivable assigned to the Company as part of a lease termination and debt restructuring in late 2005 related to a physician clinic owned by the Company. See Note 6 to the Consolidated Financial Statements.

•	Bad debt expense increased $1.6 million from 2007 to 2008 mainly due to a reserve recorded by the Company in 2008 related to additional rental income due from an operator on four properties.

•	Depreciation expense increased $6.0 million, or 14.3%, from 2007 to 2008 mainly due to increases related to the acquisitions of real estate properties of approximately $1.4 million, the commencement of operations of buildings during 2007 and 2008 that were previously under construction of approximately $1.0 million, as well as additional building and tenant improvement expenditures during 2007 and 2008 of approximately $3.6 million.

•	Amortization expense decreased $1.7 million, or 37.1%, from 2007 to 2008, mainly due to a decrease in amortization of lease intangibles related to properties acquired during 2003 and 2004 which are becoming fully amortized, offset partially by amortization of lease intangibles related to properties acquired during 2007 and 2008.

Other income (expense) for the year ended December 31, 2008 compared to the year ended December 31, 2007 decreased $11.3 million, or 24.0%, for primarily the following reasons:

•	The Company recognized a net gain on extinguishment of debt of approximately $4.1 million related to repurchases of the Company’s Senior Notes due 2011 and 2014 which is discussed in more detail in Note 9 to the Consolidated Financial Statements.

•	Interest expense decreased $6.2 million, or 12.8%, from 2007 to 2008. The decrease was mainly attributable to an increase in the capitalization of interest of approximately $2.7 million related to the Company’s construction projects, interest savings of approximately $1.0 million related to repurchases of the Company’s Senior Notes due 2011 and 2014 and a reduction of interest expense of approximately $3.1 million related to the Unsecured Credit Facility due mainly to a decrease in interest rates in 2008 compared to 2007.

•	Interest and other income increased $1.0 million, or 67.2%, from 2007 to 2008. In connection with the Company’s acquisition of the remaining interest in a joint venture in which it previously had an equity interest and the related transition of accounting from the joint venture to the Company, the joint venture recorded an adjustment to straight-line rent on the properties. As such, the Company recognized its portion of the adjustment through equity income on the joint venture of approximately $1.1 million (of which $0.8 million is related to prior years). Also, the Company recorded a gain on the sale of a land parcel of approximately $0.4 million. These amounts are partially offset by a reduction in income recognized on one joint venture of approximately $0.4 million due to the partial repurchase of the Company’s preferred equity investment.

Income from discontinued operations totaled $23.5 million and $48.8 million for the years ended December 31, 2008 and 2007, respectively, which includes the results of operations, net gains and impairments related to property disposals during 2008 and 2007 and properties held for sale as of December 31, 2008. The Company disposed of seven properties and two parcels of land in 2008, 59 properties in 2007, and had 12 properties classified as held for sale at December 31, 2008. Income from discontinued operations for 2008 also included a $7.2 million fee received from an operator to terminate its financial support agreement with the Company in connection with the disposition of the property.

2007 Compared to 2006

The comparability of net income and net income per share for 2007 and 2006 was impacted by senior living asset dispositions in 2007 and the resulting gain on sale. However, the comparability of revenues and income from continuing operations for 2007 and 2006 was not impacted by the disposition because the results of operations of the assets disposed of are included in discontinued operations for both periods. See Note 4 to the Company’s Consolidated Financial Statements for more information on the sale of the senior living assets.

For the year ended December 31, 2007, net income was $60.1 million, or $1.26 per basic common share ($1.24 per diluted common share), compared to net income of $39.7 million, or $0.85 per basic common share ($0.84 per diluted common share), for the year ended December 31, 2006. Revenues from continuing operations were $197.4 million for the year ended December 31, 2007 compared to revenues from continuing operations of $198.2 million for the year ended December 31, 2006. FFO was $73.2 million, or $1.54 per basic common share ($1.51 per diluted common share), for the year ended December 31, 2007 compared to $101.1 million, or $2.17 per basic common share ($2.13 per diluted common share), in 2006.

			Change
(Dollars in thousands)	2007	2006	$	%

Revenues
Master lease rent	$56,401	$52,676	$3,725	7.1%
Property operating	121,644	118,389	3,255	2.7%
Straight-line rent	934	2,228	(1,294)	(58.1)%
Mortgage interest	1,752	5,101	(3,349)	(65.7)%
Other operating	16,640	19,825	(3,185)	(16.1)%

	197,371	198,219	(848)	(0.4)%
Expenses
General and administrative	20,619	16,856	3,763	22.3%
Property operating	71,671	65,894	5,777	8.8%
Other operating	—	173	(173)	—
Impairments	—	4,111	(4,111)	—
Bad debts, net of recoveries	222	861	(639)	(74.2)%
Depreciation	42,254	40,088	2,166	5.4%
Amortization	4,528	9,876	(5,348)	(54.2)%

	139,294	137,859	1,435	1.0%
Other Income (Expense)
Interest expense	(48,307)	(50,760)	2,453	(4.8)%
Interest and other income, net	1,459	1,013	446	44.0%

	(46,848)	(49,747)	2,899	(5.8)%

Income From Continuing Operations	11,229	10,613	616	5.8%
Discontinued Operations
Income from discontinued operations	15,517	27,404	(11,887)	43.4%
Impairments	(7,089)	(1,573)	(5,516)	350.7%
Gain on sales of real estate properties	40,405	3,275	37,130	1133.7%

Income From Discontinued Operations	48,833	29,106	19,727	67.8%

Net Income	$60,062	$39,719	$20,343	51.2%

Total revenues from continuing operations for the year ended December 31, 2007 decreased $0.8 million, or 0.4%, compared to 2006 for primarily the following reasons:

•	Master lease rental income increased $3.7 million, or 7.1%, from 2006 to 2007. During 2007, the Company recognized additional master lease rental income of approximately $2.5 million from its 2006 acquisitions and recognized approximately $0.5 million in master lease rental income from a $7.3 million acquisition in 2007. The Company also recognized additional master lease rental income of approximately $0.4 million related to new master lease agreements executed during 2006 on properties whose income was previously reported in property operating income. Annual rent increases also attributed to an approximate $1.2 million increase from 2006 and 2007. These increases were offset partially by a decrease of approximately $0.9 million in master lease rental income related to properties whose master lease agreements expired during 2007. As such, subsequent to the expiration of the master lease, rather than recording rental income under a master lease, the underlying tenant rents were reported in property operating income.

•	Property operating income increased $3.3 million, or 2.7%, from 2006 to 2007. During 2007, two properties previously under construction commenced operations resulting in approximately $1.4 million in rental income. Also, the Company’s real estate acquisitions in 2007 resulted in additional property operating income of approximately $0.6 million, and the Company began recognizing in property operating income the underlying tenant rents totaling approximately $0.4 million relating to properties whose master lease agreements had expired. The Company also received a lump sum payment during 2007 of approximately $0.3 million related to a bankruptcy settlement with one tenant. The remaining $0.6 million increase was generally related to revenue generated from new tenant leases and from annual rent increases.

•	Straight-line rent decreased $1.3 million, or 58.1%, from 2006 to 2007. Straight-line rent decreased approximately $0.7 million from 2006 to 2007 due to a positive adjustment recorded in 2006 on several leases related to one operator. Also, during 2006, the Company recorded positive adjustments to straight-line rent totaling approximately $0.5 million related to amendments to certain leases which extended the maturity dates of the leases.

•	Mortgage interest income decreased $3.3 million, or 65.7%, from 2006 to 2007 mainly due to a $4.0 million decrease in interest income related to the repayment of seven mortgage notes receivable in 2006, offset partially by the addition of two mortgage notes receivable during 2006 and two mortgage notes receivable during 2007 resulting in an increase in interest income during 2007 compared to 2006 of approximately $0.6 million.

•	Other operating income decreased $3.2 million, or 16.1%, from 2006 to 2007. During 2006, the Company recognized prepayment fees related to the repayment of two mortgage notes receivable totaling approximately $2.2 million and recognized approximately $1.1 million more in lease guaranty income than in 2007. These decreases were offset partially by the recognition of an additional $0.6 million during 2007 related to replacement rent received from one operator.

Total expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 increased $1.4 million, or 1.0%, for primarily the following reasons:

•	General and administrative expenses increased $3.8 million, or 22.3%, from 2006 to 2007. This increase was attributable mainly to higher compensation-related expenses in 2007 of approximately $2.4 million related to a $1.5 million charge recorded in 2007 upon retirement of an officer and termination of five employees and $0.9 million due to annual increases in the executive retirement plan liability, annual salary increases and amortization expense recognized on the vesting of restricted shares. Also, the Company accrued approximately $0.7 million in additional state taxes as discussed in Note 15 to the Consolidated Financial Statements.

•	Property operating expenses increased $5.8 million, or 8.8%, from 2006 to 2007. Additional expenses of approximately $1.2 million were recognized in 2008 for properties that commenced operations during 2007 that were previously under construction. The Company began recognizing expenses in 2008 for properties whose triple-net master lease agreements had expired totaling approximately $0.8 million. The Company’s 2007 acquisitions resulted in additional property operating expenses of approximately $0.3 million, and utility and real estate tax rates increased in 2007 resulting in additional expenses of approximately $0.9 million and $1.2 million, respectively. Also, during 2007, the Company recorded straight-line rent expense of approximately $0.8 million (of which $0.6 million was related to prior years) associated with ground leases where the Company is the lessee.

•	Impairment charges totaling $4.1 million were recognized in 2006 on patient accounts receivable assigned to the Company as part of a lease termination and debt restructuring in late 2005 related to a physician clinic owned by the Company. See Note 6 to the Consolidated Financial Statements.

•	Depreciation expense increased $2.2 million, or 5.4%, from 2006 to 2007 mainly due to the acquisitions of real estate properties, the commencement of operations of buildings during 2007 that were previously under construction, as well as additional building and tenant improvement expenditures during 2006 and 2007.

•	Amortization expense decreased $5.3 million, or 54.2%, from 2006 to 2007, mainly due to a decrease in amortization expense recognized on lease intangibles recorded for properties acquired during 2003 and 2004 which are becoming fully amortized.

Other income (expense) for the year ended December 31, 2007 compared to the year ended December 31, 2006 decreased $2.9 million, or 5.8%, for primarily the following reasons:

•	Interest expense decreased $2.5 million, or 4.8%, from 2006 to 2007. The decrease in interest expense was mainly attributable to an increase in the capitalization of interest of approximately $2.7 million related to the Company’s construction projects and a decrease of approximately $0.7 million related to the repayment of the Company’s 9.49% Senior Notes due 2006. These decreases in interest expense were offset partially by an increase in interest expense of approximately $1.2 million on the Unsecured Credit Facility due mainly to an increase in the weighted average balance outstanding in 2007 compared to 2006.

•	Interest and other income increased $0.4 million, or 44.0%, from 2006 to 2007. The increase in interest and other income is mainly attributable to equity income of approximately $0.2 million recognized in 2006 from the acquisition of a membership equity interest in a joint venture, as well as additional interest income recorded in 2007 compared to 2006 of approximately $0.2 million.

Income from discontinued operations totaled $48.8 million and $29.1 million for the years ended December 31, 2007 and 2006, respectively, which includes the results of operations, net gains and impairments related to property disposals during the three-year period ended December 31, 2008 and properties classified as held for sale at December 31, 2008. The Company disposed of seven properties and two parcels of land in 2008, 59 properties in 2007, and eight properties in 2006, and had 12 properties classified as held for sale at December 31, 2008.

Liquidity and Capital Resources

The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under its Unsecured Credit Facility, secured debt borrowings, or from other private debt or equity offerings. For the year ended December 31, 2008, the Company generated approximately $106.6 million in cash from operations and used $111.0 million in total cash from investing and financing activities as detailed in the Company’s Consolidated Statements of Cash Flows.

Capital and Credit Market Conditions

The Company may from time to time raise additional capital by issuing equity and debt securities under its currently effective shelf registration statement or by private offerings. Access to capital markets impacts the Company’s ability to refinance existing indebtedness as it matures and fund future acquisitions and development through the issuance of additional securities. The Company’s ability to access capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on its debt, perception of its potential future earnings and cash distributions, and the market price of its capital stock. Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial institutions. Continued volatility in the markets could limit the Company’s ability to access debt or equity markets when it needs or wants access to those markets which, in turn, could impact the Company’s cost of capital, ability to invest in real estate assets, pay its dividend at current levels, refinance maturing debt and react to changing economic and business conditions. Further, the Company’s debt ratings could be affected which could have an adverse effect on its interest costs and financing sources. The Company had unencumbered real estate assets of approximately $1.9 billion at December 31, 2008, which could serve as collateral for secured mortgage financing. Furthermore, the Company anticipates renewing its Unsecured Credit Facility during 2009 and believes that sufficient commitments will be available to the Company, but anticipates that the interest rate will likely be higher than its current rate (LIBOR + 0.90%).

Key Indicators

The Company monitors its liquidity and capital resources and relies on several key indicators in its assessment of capital markets for financing acquisitions and other operating activities as needed, including the following:

•	Debt metrics;

•	Dividend payout percentage; and

•	Interest rates, underlying treasury rates, debt market spreads and equity markets.

The Company uses these indicators and others to compare its operations to its peers and to help identify areas in which the Company may need to focus its attention.

Contractual Obligations

The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of December 31, 2008, including interest payments due where applicable. As of December 31, 2008, the Company had no long-term capital lease or purchase obligations. The following table includes the Company’s contractual obligations as of December 31, 2008.

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years

Long-term debt obligations, including interest(1)	$1,108,391	$43,325	$689,754	$37,127	$338,185
Operating lease commitments(2)	271,951	3,901	7,179	6,729	254,142
Construction in progress(3)	106,519	82,403	18,408	5,708	—
Tenant improvements(4)	440	440	—	—	—
Deferred gain(5)	2,769	2,769	—	—	—
Pension obligations(6)	2,300	2,300	—	—	—
Construction loan obligations(7)	15,619	15,619	—	—	—

Total contractual obligations	$1,507,989	$150,757	$715,341	$49,564	$592,327

(1)	The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility. Excluded from the table above are the premium on the Senior Notes due 2011 of $0.6 million and the discount on the Senior Notes due 2014 of $0.8 million which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2008. Also excluded from the table above are discounts on four mortgage notes payable totaling $7.4 million. The table above does not include contractual obligations relating to four mortgage notes payable classified as liabilities of discontinued operations. If these four mortgage notes are not repaid, the Company would have additional contractual obligations for 2009 of approximately $4.3 million. The Company’s long-term debt principal obligations are presented in more detail in the table below.

				Contractual
	Principal	Principal		Interest
	Balance at	Balance at		Rates at
	December 31,	December 31,	Maturity	December 31,	Interest	Principal
(Dollars in millions)	2008	2007	Date	2008	Payments	Payments

Unsecured credit facility(a)	$329.0	$136.0	1/10	LIBOR + 0.90%	Quarterly	At maturity
Senior notes due 2011	286.3	300.0	5/11	8.125%	Semi-Annual	At maturity
Senior notes due 2014	264.7	300.0	4/14	5.125%	Semi-Annual	At maturity
Mortgage notes payable	67.7	49.4	5/11-10/32	5.00%-7.625%	Monthly	Monthly

	$947.7	$785.4

(a)	The Company incurred an annual facility fee of 0.20% on the Unsecured Credit Facility during 2008.

(2)	Includes primarily the corporate office and ground leases, with expiration dates through 2101, related to various real estate investments for which the Company is currently making payments.

(3)	Includes cash flow projections related to the construction of four buildings, a portion of which relates to tenant improvements that will generally be funded after the core and shell of the building is substantially completed.

(4)	Includes tenant improvement obligations on one property developed by a joint venture in which the Company acquired the remaining membership interest in 2008. The Company also has various first-generation tenant improvements budgeted as of December 31, 2008 totaling approximately $17.0 million related to properties that were developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company has not included these budgeted amounts in the table above.

(5)	As part of the sale of its senior living assets in 2007, the Company recorded a $5.7 million deferred gain related to one tenant under a lease assigned to one buyer. The amounts the Company will pay are based upon the tenant’s performance under its lease through July 31, 2011. As of December 31, 2008, the Company had made payments totaling $2.9 million to the buyer which reduced the Company’s deferred gain. The Company has historically made payments quarterly. As such, assuming quarterly payments continue in 2009, the deferred gain would be eliminated during 2009.

(6)	At December 31, 2008, two employees and five non-employee directors were eligible to retire under the Executive Retirement Plan or the Retirement Plan for Outside Directors. If these individuals retired at normal retirement age and received full retirement benefits based upon the terms of each applicable plan, the future benefits to be paid are estimated to be approximately $33.6 million as of December 31, 2008, of which approximately $84,000 is currently being paid annually to one employee who is retired. Because the Company does not know when these individuals will retire, it has not projected when these amounts would be paid in this table. At December 31, 2008, the Company had recorded a $17.5 million liability, included in other liabilities, related to the pension plan obligations in accordance with applicable accounting literature. In November 2008 an officer, and a participant in the Executive Retirement Plan, voluntarily resigned from employment. The officer was eligible to receive a lump-sum distribution of earned benefits under the Executive Retirement Plan of approximately $4.5 million. The Company granted the officer an equivalent number of shares of common stock in satisfaction of this benefit. See Note 11 to the Consolidated Financial Statements for more details. Additionally, the Company froze the maximum annual benefit payable under the Executive Retirement Plan at $896,000. This revision has resulted in a curtailment of benefits under the retirement plan for the Company’s chief executive officer. In consideration of the curtailment and as partial settlement of benefits under the retirement plan, the Company made a one-time cash payment of $2.3 million to its chief executive officer in early 2009 which is reflected in the “Less than 1 year” column in the table.

(7)	The Company’s remaining commitment at December 31, 2008 related to two construction loans.

The Company has a $400 million credit facility with a syndicate of 10 banks. On October 20, 2008, the Company exercised its option to extend the termination date of the Unsecured Credit Facility from January 23, 2009 until January 25, 2010 and paid a 20 basis point fee, or $0.8 million, for the extension, as provided in the credit agreement. Loans outstanding under the Unsecured Credit Facility (other than swing line loans and competitive bid advances) bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate and the Federal Funds rate plus 0.50%), plus (y) a margin ranging from 0.60% to 1.20% (0.90% at December 31, 2008), based upon the Company’s unsecured debt ratings. The weighted-average rate on borrowings outstanding as of December 31, 2008 was approximately 1.6%. Additionally, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (0.20% at December 31, 2008), based on the Company’s unsecured debt ratings. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements. As of December 31, 2008, the Company had borrowing capacity remaining of approximately $71.0 million under the Unsecured Credit Facility. Also, as of December 31, 2008, 64.6% of the Company’s debt balances were due after 2010 and the Unsecured Credit Facility, the Company’s only variable rate debt, was approximately 34% of total debt.

Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings rate the Company’s senior debt Baa3, BBB-, and BBB, respectively. For the year ended December 31, 2008, the Company’s earnings from continuing operations covered fixed charges at a ratio of 1.23 to 1.00; the Company’s stockholders’ equity totaled approximately $794.8 million; and the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 45.0%.

As of December 31, 2008, the Company was in compliance with its financial covenant provisions under its various debt instruments.

Senior Note Repurchases

The Company repurchased $13.7 million of its Senior Notes due 2011 and $35.3 million of its Senior Notes due 2014, amortized a pro-rata portion of the premium or discount related to the notes and recognized a net gain on extinguishment of debt totaling $4.1 million for the year ended December 31, 2008. The Company may elect, from time to time, to repurchase and retire its notes when market conditions are appropriate.

Equity Offering

On September 29, 2008, the Company sold 8,050,000 shares of common stock, par value $0.01 per share, at $25.50 per share in an underwritten public offering, including 1,050,000 shares sold pursuant to the underwriters’ overallotment option. The shares of common stock were sold pursuant to the Company’s existing effective shelf registration statement. The net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, were approximately $196.0 million. The net proceeds from the offering were applied to acquisitions of real estate properties and for other general corporate purposes. Pending such uses, the Company applied the net proceeds to outstanding indebtedness under its Unsecured Credit Facility.

At-The-Market Equity Offering Program

On December 31, 2008, the Company entered into a sales agreement with an investment bank to sell up to 2,600,000 shares of its common stock from time to time through an at-the-market equity offering program under which the bank will act as agent and/or principal. As of December 31, 2008, the Company had not sold any shares under this agreement.

Security Deposits and Letters of Credit

As of December 31, 2008, the Company held approximately $5.9 million in letters of credit, security deposits, debt service reserves and capital replacement reserves for the benefit of the Company in the event the obligated lessee or borrower fails to perform under the terms of its respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.

Acquisitions and Dispositions

2008 Acquisitions

During 2008, the Company acquired 27 real estate properties and funded a mortgage note receivable for approximately $294.5 million and assumed related debt of approximately $43.4 million, net of fair value adjustments, including an 80% interest in a joint venture that concurrently acquired four buildings for an investment of $28.8 million. These acquisitions were funded with net proceeds from an equity offering in September 2008 totaling $196.0 million, the assumption of existing mortgage debt, borrowings on the Unsecured Credit Facility, and proceeds from real estate dispositions. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.

2008 Dispositions

During 2008, the Company disposed of seven real estate properties for approximately $27.1 million and disposed of two parcels of land for approximately $9.8 million. Also, a portion of the Company’s preferred equity investment in a joint venture was redeemed for $5.5 million and one mortgage note receivable totaling approximately $2.5 million was repaid. Proceeds from these dispositions were used to repay amounts under the Unsecured Credit Facility and to fund additional real estate investments. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.

2009 Acquisition

In January 2009, in connection with a purchase and sale agreement executed in September 2008, the Company acquired the remaining membership interest in a joint venture, which owns a 62,246 square foot on-campus medical office building in Oregon for approximately $4.4 million and assumed outstanding debt of approximately $12.8 million bearing interest at 5.91% maturing in 2021. The building is approximately 97% occupied with lease terms expiring from 2009 through 2025. Prior to acquisition, the Company had an equity investment in the joint venture of approximately $1.7 million and accounted for its investment under the equity method.

Potential Dispositions

As discussed in more detail in Note 4 to the Consolidated Financial Statements, included in the 12 assets held for sale at December 31, 2008, are 10 properties that were pending disposition at December 31, 2008 which, if sold, would result in additional net proceeds of approximately $80 million.

Purchase Options

At December 31, 2008, the Company had approximately $94.0 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators and lessees that had not been exercised. On a probability-weighted basis, the Company estimates that approximately $19.4 million of the options exercisable at December 31, 2008 might be exercised in the future. During 2009, additional purchase options become exercisable on properties in which the Company had a gross investment of approximately $16.9 million at December 31, 2008. The Company anticipates, on a probability-weighted basis, that approximately $8.4 million of these additional options might also be exercised in the future. Though other properties may have purchase options exercisable in 2010 and beyond, the Company does not believe it can reasonably estimate the probability of exercise of these purchase options in the future.

Construction in Progress and Other Commitments

As of December 31, 2008, the Company had four medical office buildings under construction with estimated completion dates ranging from the third quarter of 2009 through the first quarter of 2010. At December 31, 2008, the Company had $84.8 million invested in construction in progress, including land held for development, and expects to fund $82.4 million and $10.1 million in 2009 and 2010, respectively, on the projects currently under development. Included in construction in progress are two parcels of land held for future development totaling approximately $17.3 million at December 31, 2008. See Note 14 to the Consolidated Financial Statements for more details on the Company’s construction in progress at December 31, 2008.

The Company also had various remaining first-generation tenant improvement obligations budgeted as of December 31, 2008 totaling approximately $17.0 million related to properties that were developed by the Company and a tenant improvement obligation totaling approximately $0.4 million related to a project developed by a joint venture acquired by the Company in 2008.

In addition to the projects currently under construction, the Company is financing an on-campus medical office development of an outpatient campus comprised of six facilities, with a total budget of approximately $72 million, of which the Company has already advanced $42.2 million. The Company expects to finance the remaining $29.8 million during 2009 and 2010. With respect to five of the six facilities, the Company will have an option to purchase each such facility at a market cap rate upon its completion and full occupancy. The sixth facility is being acquired by the tenant.

The Company intends to fund these commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility, proceeds from the sale of real estate assets, proceeds from repayments of mortgage notes receivable, proceeds from secured debt, capital market financings, or private debt or equity offerings.

Operating Leases

As of December 31, 2008, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 36 real estate investments, excluding leases the Company has prepaid. These operating leases have expiration dates through 2101. Rental expense relating to the operating leases for the years ended December 31, 2008, 2007 and 2006 was $3.3 million, $3.0 million, and $4.0 million, respectively, excluding expenses recognized related to prepaid lease obligations.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust. Common stock cash dividends paid or declared during 2008 are shown in the table below:

	Quarterly	Date of	Date of
Quarter	Dividend	Declaration	Record	Date Paid/*Payable

4th Quarter 2007	$0.385	January 29, 2008	February 15, 2008	March 3, 2008
1st Quarter 2008	$0.385	April 29, 2008	May 15, 2008	June 3, 2008
2nd Quarter 2008	$0.385	July 29, 2008	August 15, 2008	September 3, 2008
3rd Quarter 2008	$0.385	November 4, 2008	November 19, 2008	December 3, 2008
4th Quarter 2008	$0.385	February 3, 2009	February 20, 2009	* March 5, 2009

As described in Item 1A, “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.

Liquidity

Net cash provided by operating activities was $106.6 million, $90.9 million, and $109.1 million for 2008, 2007 and 2006, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors. Cash flows from operations were impacted by the senior living dispositions in 2007 as discussed in Note 4 to the Consolidated Financial Statements.

The Company plans to continue to meet its liquidity needs, including funding additional investments in 2009, paying dividends, and funding debt service, with cash flows from operations, borrowings under the Unsecured Credit Facility, proceeds of mortgage notes receivable repayments, proceeds from sales of real estate investments, proceeds from secured debt borrowings, or additional capital market financings. The Company also had unencumbered real estate assets of approximately $1.9 billion at December 31, 2008, which could serve as collateral for secured mortgage financing. Furthermore, the Company anticipates renewing its Unsecured Credit Facility during 2009 and believes that sufficient commitments will be available to the Company, but anticipates that the interest rate upon renewal will likely be higher than its current rate (LIBOR + 0.90%). The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

The Company has some exposure to variable interest rates and its stock price has been impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 15 years and have annual rate increases based generally on consumer price indices.

Impact of Inflation

Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that most of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the Company’s risk of the adverse effects of inflation. In addition, inflation has the effect of increasing gross revenue the Company is to receive under the terms of certain leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations, further reducing the Company’s risk of any adverse effects of inflation. Interest payable under the Unsecured Credit Facility is calculated at a variable rate; therefore, the amount of interest payable under the Unsecured Credit Facility is influenced by changes in short-term rates, which tend to be sensitive to inflation. During periods where interest rate increases outpace inflation, the Company’s operating results should be negatively impacted. Conversely, when increases in inflation outpace increases in interest rates, the Company’s operating results should be positively impacted.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for the impact of new accounting standards.

Market Risk

The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk.

At December 31, 2008, approximately $639.9 million, or 66%, of the Company’s total debt, including debt classified as held for sale and discontinued operations, bore interest at fixed rates. Additionally, $17.3 million of the Company’s mortgage notes and other notes receivable bore interest based on fixed rates.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market rates.

			Impact on Earnings
			and Cash Flows
	Outstanding	Calculated	Assuming 10%	Assuming 10%
	Principal	Annual	Increase	Decrease
	Balance	Interest	in Market	in Market
(Dollars in thousands)	As of 12/31/08	Expense(1)	Interest Rates	Interest Rates

Variable rate debt
Unsecured Credit Facility	$329,000	$4,409	$(145)	$145

Variable rate receivables
Mortgage Notes Receivable	$42,156	$648	$18	$(18)

		Fair Value
	Carrying		Assuming 10%	Assuming 10%
	Value at		Increase	Decrease
	December 31,	December 31,	in Market	in Market	December 31,
(Dollars in thousands)	2008	2008	Interest Rates	Interest Rates	2007(2)

Fixed rate debt
Senior Notes due 2011, including premium	$286,898	$320,269	$319,704	$320,821	$325,661
Senior Notes due 2014, net of discount	263,961	298,025	295,970	300,110	307,946
Mortgage Notes Payable(3)	89,060	94,590	91,872	97,498	51,270

	$639,919	$712,884	$707,546	$718,429	$684,877

Fixed rate receivables
Mortgage Notes Receivable	$16,845	$16,597	$15,789	$17,461	$19,279
Other Notes Receivable	497	487	472	503	511

	$17,342	$17,084	$16,261	$17,964	$19,790

(1)	Annual interest expense on the variable rate debt and variable rate receivables was calculated using a constant principal balance and the December 31, 2008 market rates of 1.34% and 1.54%, respectively.

(2)	Except as otherwise noted, fair values as of December 31, 2007 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

(3)	Mortgage notes payable for 2008 include four mortgage notes classified as held for sale with an aggregate carrying value at December 31, 2008 of approximately $28.7 million.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Application of Critical Accounting Policies to Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission. In preparing the Consolidated Financial Statements, management is required to exercise judgment and make assumptions that impact the carrying amount of assets and liabilities and the reported amounts of revenues and expenses reflected in the Consolidated Financial Statements.

Management routinely evaluates the estimates and assumptions used in the preparation of its Consolidated Financial Statements. These regular evaluations consider historical experience and other reasonable factors and use the seasoned judgment of management personnel. Management has reviewed the Company’s critical accounting policies with the Audit Committee of the Board of Directors.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

The Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. Important factors that could cause management to review for impairment include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment those assets subject to purchase options and those impacted by casualties, such as hurricanes. As required by SFAS No. 144, if management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record impairment based on the estimated fair value of the property. The Company recorded impairments of $2.5 million, $7.1 million, and $5.7 million, respectively, for the years ended December 31, 2008, 2007 and 2006 related to real estate properties and other long-lived assets. The impairment charges in 2008 included a $1.6 million impairment charge on a long-lived asset, a $0.1 million impairment charge related to two properties sold in 2008, and an $0.8 million impairment charge related to two properties classified as held for sale in 2008. The impairment charges in 2007 included a $4.1 million impairment charge in connection with the sale of a property in Texas and a $3.0 million impairment charge related to six properties classified as held for sale as of December 31, 2007, reducing the Company’s carrying values on the properties to the estimated fair values of the properties less costs to sell. The impairment charges in 2006 included a $4.1 million impairment charge related to a long-lived asset, a $1.5 million impairment charge to adjust the Company’s carrying value of one building to its estimated fair value less costs to sell, and a $0.1 million impairment charge related to one property sold in 2006.

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company performs an annual goodwill impairment review. The Company’s reviews are performed as of December 31 of each year. The Company’s 2008 and 2007 reviews indicated that no impairment had occurred with respect to the Company’s $3.5 million goodwill asset.

Capitalization of Costs

GAAP generally allows for the capitalization of various types of costs. The rules and regulations on capitalizing costs and the subsequent depreciation or amortization of those costs versus expensing them in the period incurred vary depending on the type of costs and the reason for capitalizing the costs.

Direct costs generally include construction costs, professional services such as architectural and legal costs, travel expenses, land acquisition costs as well as other types of fees and expenses. These costs are capitalized as part of the basis of an asset to which such costs relate. Indirect costs include capitalized interest and overhead costs. The Company’s overhead costs are based on overhead load factors that are charged to a project based on direct time incurred. The Company computes the overhead load factors annually for its acquisition and development departments, which have employees who are involved in the projects. The overhead load factors are computed to absorb that portion of indirect employee costs (payroll and benefits, training, occupancy and similar costs) that are attributable to the productive time the employee incurs working directly on projects. The employees in the Company’s acquisitions and development departments who work on these projects maintain and report their hours daily, by project. Employee costs that are administrative, such as vacation time, sick time, or general and administrative time, are expensed in the period incurred.

Management’s judgment is also exercised in determining whether costs that have been previously capitalized in pursuit of an acquisition or development project should be reserved for or written off if the project is abandoned or should circumstances otherwise change that would call the project’s viability into question. The Company follows a standard and consistently applied policy of classifying pursuit activity as well as reserving for those types of costs based on their classification.

The Company classifies its pursuit projects into four categories. The first category includes pursuits that have a remote chance of producing new business. Costs for these projects are expensed in the period incurred. The second category includes pursuits that might reasonably be expected to produce new business opportunities although there can be no assurance that they will result in a new project or contract. Costs for these projects are capitalized but, due to the uncertainty of projects in this category, these costs are reserved at 50%, which means that 50% of the costs are expensed in the period incurred. The third category includes those pursuits that are either highly probable to result in a project or contract or already have resulted in a project or contract in which the contract requires the operator to reimburse the Company’s costs. Many times, these are pursuits involving operators with which the Company is already doing business. Since the Company believes it is probable that these pursuits will result in a project or contract, it capitalizes these costs in full and records no reserve. The fourth category includes pursuits that involve the acquisition of existing buildings. As required by the Emerging Issues Task Force Issue No. 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions,” the Company expenses in the period incurred all internal costs related to those types of acquisitions. Each quarter, all capitalized pursuit costs are again reviewed carefully for viability or a change in classification, and a management decision is made as to whether any additional reserve is deemed necessary. If necessary and considered appropriate, management would record an additional reserve at that time.

Capitalized pursuit costs, net of the reserve, are carried in other assets in the Company’s Consolidated Balance Sheets, and any reserve recorded is charged to general and administrative expenses on the Consolidated Statements of Income. These pursuit costs will ultimately be written off to expense or will be capitalized as part of the constructed real estate asset.

As of December 31, 2008 and 2007, the Company had capitalized pursuit costs totaling $2.5 million and $1.4 million, respectively, and had provided reserves against these capitalized pursuit costs of $0.6 million and $0.2 million, respectively.

The Company’s capitalization policies will be impacted upon the adoption of SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) which became effective for the Company on January 1, 2009. See Note 1 to the Consolidated Financial Statements for a description of SFAS No. 141(R).

Depreciation of Real Estate Assets and Amortization of Related Intangible Assets

As of December 31, 2008, the Company had investments of approximately $2.0 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.

As described in more detail in Note 1 to the Consolidated Financial Statements, the Company accounts for acquisitions of real estate properties with in-place leases in accordance with the provisions of SFAS No. 141. When a building is acquired with in-place leases, SFAS No. 141 requires that the cost of the acquisition be allocated between the acquired tangible real estate assets “as if vacant” and any acquired intangible assets. Such intangible assets could include above- (or below-) market in-place leases and at-market in-place leases, which could include the opportunity costs associated with absorption period rentals, direct costs associated with obtaining new leases such as tenant improvements, and customer relationship assets. Any remaining excess purchase price is then allocated to goodwill. The identifiable tangible and intangible assets are then subject to depreciation and amortization. Goodwill is evaluated for impairment on an annual basis unless circumstances suggest that a more frequent evaluation is warranted.

If assumptions used to estimate the “as if vacant” value of the building or the intangible asset values prove to be inaccurate, the pro-ration of the purchase price between building and intangibles and resulting depreciation and amortization could be incorrect. The amortization period for the intangible assets is the average remaining term of the actual in-place leases as of the acquisition date. To help prevent errors in its estimates from occurring, management applies consistent assumptions with regard to the elements of estimating the “as if vacant” values of the building and the intangible assets, including the absorption period, occupancy increases during the absorption period, and tenant improvement amounts. The Company uses the same absorption period and occupancy assumptions for similar building types, adding the future cash flows expected to occur over the next 10 years as a fully occupied building. The net present value of these future cash flows, discounted using a market rate of return, becomes the estimated “as if vacant” value of the building.

With respect to the building components, there are several depreciation methods available under GAAP. Some methods record relatively more depreciation expense on an asset in the early years of the asset’s economic life, and relatively less depreciation expense on the asset in the later years of its economic life. The “straight-line” method of depreciating real estate assets is the method the Company follows because, in the opinion of management, it is the method that most accurately and consistently allocates the cost of the asset over its estimated life. The Company assigns a useful life to its owned buildings based on many factors, including the age of the property when acquired.

Allowance for Doubtful Accounts and Credit Losses

Many of the Company’s investments are subject to long-term leases or other financial support arrangements with hospital systems and healthcare providers affiliated with the properties. Due to the nature of the Company’s agreements, the Company’s accounts receivable, notes receivable and interest receivables result mainly from monthly billings of contractual tenant rents, lease guaranty amounts, principal and interest payments due on notes and mortgage notes receivable, late fees and additional rent.

Accounts Receivable

Payments on the Company’s accounts receivable are normally collected within 30 days of billing. When receivables remain uncollected, management must decide whether it believes the receivable is collectible and whether to provide an allowance for all or a portion of these receivables. Unlike a financial institution with a large volume of homogeneous retail receivables such as credit card loans or automobile loans that have a predictable loss pattern over time, the Company’s receivable losses have historically been infrequent and are tied to a unique or specific event. The Company’s allowance for doubtful accounts is generally based on specific identification and is recorded for a specific receivable amount once determined that such an allowance is needed.

Management monitors the age and collectibility of receivables on an ongoing basis. At least monthly, a report is produced whereby all receivables are “aged” or placed into groups based on the number of days that have elapsed since the receivable was billed. Management reviews the aging report for evidence of deterioration in the timeliness of payments from tenants, sponsors or borrowers. Whenever deterioration is noted, management investigates and determines the reason(s) for the delay, which may include discussions with the delinquent tenant, sponsor or borrower. Considering all information gathered, management’s judgment must be exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining uncollectibility are the following:

•	type of contractual arrangement under which the receivable was recorded, e.g., a mortgage note, a triple net lease, a gross lease, a sponsor guaranty agreement or some other type of agreement;

•	tenant’s or debtor’s reason for slow payment;

•	industry influences and healthcare segment under which the tenant or debtor operates;

•	evidence of willingness and ability of the tenant or debtor to pay the receivable;

•	credit-worthiness of the tenant or debtor;

•	collateral, security deposit, letters of credit or other monies held as security;

•	tenant’s or debtor’s historical payment pattern;

•	other contractual agreements between the tenant or debtor and the Company;

•	relationship between the tenant or debtor and the Company;

•	state in which the tenant or debtor operates; and

•	existence of a guarantor and the willingness and ability of the guarantor to pay the receivable.

Considering these factors and others, management must conclude whether all or some of the aged receivable balance is likely uncollectible. If management determines that some portion of a receivable is likely uncollectible, the Company records a provision for bad debt expense for the amount expected to be uncollectible. There is a risk that management’s estimate is over- or under-stated; however, management believes that this risk is mitigated by the fact that it re-evaluates the allowance at least once each quarter and bases its estimates on the most current information available. As such, any over- or under-stated estimates in the allowance should be adjusted for as soon as new and better information becomes available.

Mortgage Notes and Notes Receivable

The Company also evaluates collectibility of its mortgage notes and notes receivable and records necessary allowances on the notes in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), as amended. SFAS No. 114 indicates that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. The Company recorded approximately $0.1 million in allowances or reserves on its mortgage notes or notes receivable for the year ended December 31, 2006. The Company did not record any provisions for doubtful accounts on its mortgage notes or notes receivable during 2008 or 2007. However, in connection with the sale of the senior living assets in 2007, the Company forgave approximately $2.6 million in notes receivable which was reflected in the gain on sale in 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated herein by reference to Item 7 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Realty Trust Incorporated at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Nashville, Tennessee
February 20, 2009

Consolidated
BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2008	2007

Assets
Real estate properties:
Land	$107,555	$102,321
Buildings, improvements and lease intangibles	1,792,402	1,483,547
Personal property	16,985	16,305
Construction in progress	84,782	94,457

	2,001,724	1,696,630
Less accumulated depreciation	(367,360)	(345,457)

Total real estate properties, net	1,634,364	1,351,173
Cash and cash equivalents	4,138	8,519
Mortgage notes receivable	59,001	30,117
Assets held for sale and discontinued operations, net	90,233	15,639
Other assets, net	77,044	90,044

Total assets	$1,864,780	$1,495,492

Liabilities and Stockholders’ Equity
Liabilities:
Notes and bonds payable	$940,186	$785,289
Accounts payable and accrued liabilities	45,937	37,376
Liabilities held for sale and discontinued operations	32,821	34
Other liabilities	51,016	40,798

Total liabilities	1,069,960	863,497
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 59,246,284 and 50,691,331 shares issued and outstanding at December 31, 2008 and 2007, respectively	592	507
Additional paid-in capital	1,490,535	1,286,071
Accumulated other comprehensive loss	(6,461)	(4,346)
Cumulative net income	736,874	695,182
Cumulative dividends	(1,426,720)	(1,345,419)

Total stockholders’ equity	794,820	631,995

Total liabilities and stockholders’ equity	$1,864,780	$1,495,492

See accompanying notes.

Consolidated
STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006

Revenues
Master lease rent	$58,412	$56,401	$52,676
Property operating	136,745	121,644	118,389
Straight-line rent	622	934	2,228
Mortgage interest	2,207	1,752	5,101
Other operating	16,255	16,640	19,825

	214,241	197,371	198,219
Expenses
General and administrative	23,514	20,619	16,856
Property operating	82,420	71,671	65,894
Other operating	—	—	173
Impairments	1,600	—	4,111
Bad debts, net of recoveries	1,833	222	861
Depreciation	48,283	42,254	40,088
Amortization	2,849	4,528	9,876

	160,499	139,294	137,859
Other income (expense)
Gain on extinguishment of debt, net	4,102	—	—
Interest expense	(42,126)	(48,307)	(50,760)
Interest and other income, net	2,440	1,459	1,013

	(35,584)	(46,848)	(49,747)

Income From Continuing Operations	18,158	11,229	10,613
Discontinued Operations
Income from discontinued operations	14,577	15,517	27,404
Impairments	(886)	(7,089)	(1,573)
Gain on sales of real estate properties	9,843	40,405	3,275

Income From Discontinued Operations	23,534	48,833	29,106

Net Income	$41,692	$60,062	$39,719

Basic Earnings per Common Share:
Income from continuing operations per common share	$0.35	$0.24	$0.23

Discontinued operations per common share	$0.46	$1.02	$0.62

Net income per common share	$0.81	$1.26	$0.85

Diluted Earnings per Common Share:
Income from continuing operations per common share	$0.35	$0.23	$0.22

Discontinued operations per common share	$0.44	$1.01	$0.62

Net income per common share	$0.79	$1.24	$0.84

Weighted average common shares outstanding — Basic	51,547,279	47,536,133	46,527,857

Weighted average common shares outstanding — Diluted	52,564,944	48,291,330	47,498,937

See accompanying notes.

Consolidated
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other	Cumulative		Total
	Preferred	Common	Paid-In	Comprehensive	Net	Cumulative	Stockholders’
(Dollars in thousands, except per share data)	Stock	Stock	Capital	Loss	Income	Dividends	Equity

Balance at December 31, 2005	$—	$478	$1,207,509	$—	$595,401	$(890,920)	$912,468
Issuance of stock	—	—	204	—	—	—	204
Common stock redemption	—	—	(481)	—	—	—	(481)
Stock-based compensation	—	—	4,002	—	—	—	4,002
Net income	—	—	—	—	39,719	—	39,719
Other comprehensive loss:
Adjustment required upon adoption of SFAS No. 158	—	—	—	(1,444)	—	—	(1,444)
Other comprehensive loss	—	—	—	(2,591)	—	—	(2,591)

Comprehensive income							35,684
Dividends to common stockholders ($2.64 per share)	—	—	—	—	—	(126,205)	(126,205)

Balance at December 31, 2006	—	478	1,211,234	(4,035)	635,120	(1,017,125)	825,672
Issuance of stock	—	29	70,545	—	—	—	70,574
Common stock redemption	—	—	(386)	—	—	—	(386)
Stock-based compensation	—	—	4,678	—	—	—	4,678
Net income	—	—	—	—	60,062	—	60,062
Other comprehensive loss	—	—	—	(311)	—	—	(311)

Comprehensive income							59,751
Special dividend to common stockholders ($4.75 per share)	—	—	—	—	—	(227,157)	(227,157)
Quarterly dividends to common stockholders ($2.09 per share)	—	—	—	—	—	(101,137)	(101,137)

Balance at December 31, 2007	—	507	1,286,071	(4,346)	695,182	(1,345,419)	631,995
Issuance of stock	—	83	201,966	—	—	—	202,049
Common stock redemption	—	—	(282)	—	—	—	(282)
Stock-based compensation	—	2	2,780	—	—	—	2,782
Net income	—	—	—	—	41,692	—	41,692
Other comprehensive loss	—	—	—	(2,115)	—	—	(2,115)

Comprehensive income							39,577
Quarterly dividends to common stockholders ($1.54 per share)	—	—	—	—	—	(81,301)	(81,301)

Balance at December 31, 2008	$—	$592	$1,490,535	$(6,461)	$736,874	$(1,426,720)	$794,820

See accompanying notes.

Consolidated
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006

Operating Activities
Net income	$41,692	$60,062	$39,719
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54,748	53,924	65,529
Stock-based compensation	2,780	4,678	4,002
Straight-line rent receivable	(643)	(1,043)	(1,736)
Straight-line rent liability	423	954	—
Gain on sales of real estate properties	(9,843)	(40,405)	(3,275)
Gain on sales of land	(384)	—	—
Gain on extinguishment of debt	(4,102)	—	—
Impairments	2,486	7,089	5,684
Equity in (income) losses from unconsolidated joint ventures	(1,021)	309	307
Provision for bad debt, net of recoveries	1,904	198	1,256
State income taxes paid, net of refund	(612)	(137)	(22)
Changes in operating assets and liabilities:
Other assets	6,794	(94)	(3,062)
Accounts payable and accrued liabilities	3,097	(2,065)	(1,758)
Other liabilities	9,291	7,450	2,444

Net cash provided by operating activities	106,610	90,920	109,088
Investing Activities
Acquisition and development of real estate properties	(383,702)	(130,799)	(126,347)
Funding of mortgages and notes receivable	(36,970)	(14,759)	(22,794)
Investment in unconsolidated joint ventures	—	—	(10,654)
Distributions received from unconsolidated joint ventures	882	1,414	988
Partial redemption of preferred equity investment in unconsolidated joint ventures	5,546	—	—
Proceeds from sales of real estate	37,133	311,927	32,706
Proceeds from mortgage and notes receivable repayments	8,236	65,572	72,553

Net cash provided by (used in) investing activities	(368,875)	233,355	(53,548)
Financing Activities
Net borrowings (repayments) on unsecured credit facility	193,000	(54,000)	117,000
Borrowings on notes and bonds payable	—	1,840	—
Repayments on notes and bonds payable	(3,813)	(7,440)	(40,048)
Repurchase of notes payable	(45,460)	—	—
Special dividend paid	—	(227,157)	—
Quarterly dividends paid	(81,301)	(101,137)	(126,205)
Proceeds from issuance of common stock	197,255	70,780	567
Interest rate swap termination	—	—	(10,127)
Common stock redemption	(282)	(386)	(481)
Credit facility amendment and extension fees	(1,126)	—	—
Equity issuance costs	(389)	(206)	—
Debt issuance costs	—	—	(1,333)

Net cash provided by (used in) financing activities	257,884	(317,706)	(60,627)

Increase (decrease) in cash and cash equivalents	(4,381)	6,569	(5,087)
Cash and cash equivalents, beginning of year	8,519	1,950	7,037

Cash and cash equivalents, end of year	$4,138	$8,519	$1,950

Supplemental Cash Flow Information:
Interest paid (including interest on interest rate swaps)	$49,997	$53,233	$55,083
Capitalized interest	$6,679	$4,022	$1,292
Company-financed real estate property sales	$—	$—	$16,906
Capital expenditures accrued	$12,500	$6,699	$3,470
Mortgage notes payable assumed	$50,825	$—	$—
Forgiveness of notes receivable upon sale of certain senior living assets	$—	$2,640	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business Overview

Healthcare Realty Trust Incorporated is a real estate investment trust that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of December 31, 2008, excluding assets classified as held for sale and including investments in two unconsolidated joint ventures, the Company had investments of approximately $2.1 billion in 198 real estate properties and mortgages. The Company’s 192 owned real estate properties, excluding assets classified as held for sale, are located in 27 states, totaling approximately 11.7 million square feet. In addition, the Company provided property management services to approximately 8.5 million square feet nationwide. Square footage disclosures in this Annual Report on Form 10-K are unaudited.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and certain other affiliated entities with respect to which the Company controlled or controls the operating activities and receives substantially all economic benefits. The Company’s Consolidated Statements of Income for 2006 and 2007 also include the results of operations of six VIEs of which the Company had concluded it was the primary beneficiary. The real estate properties associated with these VIEs were sold in 2007. As a result, at December 31, 2008 and 2007, the Company did not have an interest in any variable interest entities. All material inter-company transactions and balances have been eliminated in consolidation.

The Company accounts for its joint venture investments in accordance with SFAS No. 94, “Consolidation of all Majority-Owned Subsidiaries,” Accounting Principles Board Standard No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and the American Institute of Certified Public Accountants Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” which provide guidance on whether an entity should consolidate an investment or account for it under the equity or cost methods. The Company’s investment in its joint ventures is included in other assets and the related equity income is recognized in other income (expense) on the Company’s Consolidated Financial Statements.

Variable Interest Entities

In accordance with the FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51,” a company must evaluate whether certain relationships it has with other entities constitute a VIE. Prior to the sale of the senior living assets in 2007, the Company had concluded it had 21 VIEs. With the senior living asset dispositions during 2007, the real estate properties associated with all 21 of the Company’s VIEs were sold, including the six VIEs that the Company previously consolidated. As such, at December 31, 2008 and 2007, the Company did not own any real estate properties associated with VIEs. Income from discontinued operations for the years ended December 31, 2007 and 2006 included $1.0 million and $0.8 million, respectively, related to the six VIEs that the Company previously consolidated. Also, information for the VIEs that were not consolidated in the Company’s Consolidated Financial Statements for 2006 is shown in the table below:

December 31,
(Dollars in millions)	2006

Number of entities	15
Net operating income(1)	$0.5
Maximum exposure to loss(2)	$7.5

(1)	Included depreciation and amortization of $0.8 million and subordinated management fees of $3.4 million. This financial information was provided by the VIEs.

(2)	Maximum exposure to loss equaled the aggregate amount funded by the Company on behalf of the VIEs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates in the Consolidated Financial Statements

Preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

Segment Reporting

The Company owns, acquires, manages, finances and develops outpatient healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses its operating results in a single segment.

Reclassifications

Certain reclassifications have been made in the Consolidated Financial Statements for the years ended December 31, 2007 and 2006 to conform to the 2008 presentation.

Real Estate Properties

Real estate properties are recorded at cost, which may include both direct and indirect costs. Direct costs may include construction costs, professional services such as architectural and legal costs, travel expenses, and other acquisition costs. Indirect costs may include capitalized interest and overhead costs. As required by Emerging Issues Task Force (“EITF”) Issue No. 97-11, “Accounting for Internal Costs Related to Real Estate Property Acquisitions,” the Company expenses all internal costs related to the acquisition of existing or operating properties (i.e., not in the development stages). As described in the following paragraphs, the cost of real estate properties acquired is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property based upon estimated fair values at the time of acquisition. The Company’s gross real estate assets, on a book-basis, including at-market in-place lease intangibles and assets held for sale, totaled approximately $2.1 billion and $1.7 billion, respectively, as of December 31, 2008 and 2007. On a tax-basis, the Company’s gross real estate assets totaled approximately $2.0 billion and $1.6 billion, respectively, as of December 31, 2008 and 2007 (unaudited).

Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2008, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	9.5 to 15 years
Buildings and improvements	3.3 to 39 years
Lease intangibles (including ground lease intangibles)	1.3 to 93 years
Personal property	3 to 15 years

Land Held for Development

Included in construction in progress on the Company’s Consolidated Balance Sheet, are two parcels of land held for future development. As of December 31, 2008 and 2007, the Company’s investment in land held for development totaled approximately $17.3 million and $18.6 million, respectively.

Accounting for Acquisitions of Real Estate Properties with In-Place Leases

The Company accounts for its real estate acquisitions with in-place leases in accordance with the provisions of SFAS No. 141. SFAS No. 141, in combination with paragraph 9 of SFAS No. 142, requires that when a building is acquired with in-place leases, the cost of the acquisition be allocated between the tangible real estate and the intangible assets related to in-place leases based on their fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The values related to above-or below-market in-place lease intangibles are amortized to rental income where the Company is the lessor, are amortized to property operating expense where the Company is the lessee, and are amortized over the average remaining term of the leases upon acquisition. The values of at-market in-place leases and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets, such as customer relationship assets, are amortized and reflected in amortization expense in the Company’s Consolidated Statements of Income.

The Company’s approach to estimating the value of in-place leases is a multi-step process.

•	First, the Company considers whether any of the in-place lease rental rates are above- or below-market. An asset (if the actual rental rate is above-market) or a liability (if the actual rental rate is below-market) is calculated and recorded in an amount equal to the present value of the future cash flows that represent the difference between the actual lease rate and the average market rate.

•	Second, the Company estimates an absorption period assuming the building is vacant and must be leased up to the actual level of occupancy when acquired. During that absorption period the owner would incur direct costs, such as tenant improvements, and would suffer lost rental income. Likewise, the owner would have acquired a measurable asset in that, assuming the building was vacant, certain fixed costs would be avoided because the actual in-place lessees would reimburse a certain portion of fixed costs through expense reimbursements during the absorption period. All of these assets (tenant improvement costs avoided, rental income lost, and fixed costs recovered through in-place lessee reimbursements) are estimated and recorded in amounts equal to the present value of future cash flows.

•	Third, the Company estimates the value of the building “as if vacant.” The Company uses the same absorption period and occupancy assumptions used in step two, adding to those the future cash flows expected in a fully occupied building. The net present value of these future cash flows, discounted at a market rate of return, becomes the estimated “as if vacant” value of the building.

•	Fourth, the actual purchase price is allocated based on the various asset fair values described above. The building and tenant improvements components of the purchase price are depreciated over the useful life of the building or the average remaining term of the in-places leases, respectively. The above- or below-market rental rate assets or liabilities are amortized to rental income or property operating expense over the remaining term of the leases. The at-market in-place leases are amortized to amortization expense over the average remaining term of the leases, customer relationship assets are amortized to amortization expense over terms applicable to each acquisition, and any goodwill recorded would be reviewed for impairment at least annually.

See Note 8 for more details on the Company’s intangible assets as of December 31, 2008.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets and liabilities. SFAS No. 157 defines fair value, expands disclosure requirements about fair value measurements, and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. SFAS No. 157 requires a company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•	Level 1 — quoted prices for identical instruments in active markets;

•	Level 2 — quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 3 — fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In connection with its acquisition of real estate assets during 2008, the Company assumed certain mortgage notes payable. The valuation of these mortgage notes payable was determined using level two inputs. See Note 4 and Note 9.

Cash and Cash Equivalents

Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased.

Allowance for Doubtful Accounts and Credit Losses

Accounts Receivable

Management monitors the aging and collectibility of its accounts receivable balances on an ongoing basis. At least monthly, a report is produced whereby all receivables are “aged” or placed into groups based on the number of days that have elapsed since the receivable was billed. Management reviews the aging report for evidence of deterioration in the timeliness of payment from a tenant or sponsor. Whenever deterioration is noted, management investigates and determines the reason(s) for the delay, which may include discussions with the delinquent tenant or sponsor. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectibility are the type of contractual arrangement under which the receivable was recorded, e.g., a triple net lease, a gross lease, a sponsor guaranty agreement, or some other type of agreement; the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable.

Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company records a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. The Company does not hold any accounts receivable for sale.

Mortgage Notes and Notes Receivable

The Company also evaluates collectibility of its mortgage notes and notes receivable and records necessary allowances on the notes in accordance with SFAS No. 114, as amended. SFAS No. 114 indicates that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. If a mortgage loan or note receivable becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. As of December 31, 2008 and 2007, there were no recorded investments in mortgage notes or notes receivable that were either on non-accrual status or were past due more than ninety days and continued to accrue interest.

The Company’s notes receivable balances were approximately $0.5 million and $0.6 million, respectively, as of December 31, 2008 and 2007. Interest rates on the notes are fixed and ranged from 8.0% to 11.6% with maturity dates ranging from 2012 through 2016 as of December 31, 2008. The Company did not record allowances or reserves related to its mortgage notes or notes receivable during 2008 or 2007, but recorded approximately $0.1 million in 2006. Also, in connection with the sale of the senior living assets in 2007, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company forgave approximately $2.6 million in notes receivable which was reflected in the gain on sale from the senior living assets.

The Company had four mortgage notes receivable outstanding as of December 31, 2008 and 2007 with aggregate balances totaling $59.0 million and $30.1 million, respectively. The weighted average maturities of the notes were approximately 2.7 years and 6.7 years, respectively, with interest rates ranging from 1.5% to 8.5% and 6.3% to 8.5%, respectively, as of December 31, 2008 and 2007.

As of December 31, 2008, the Company did not hold any of its mortgage notes or notes receivable available for sale. Also, management believes that its mortgage notes and notes receivable outstanding as of December 31, 2008 and 2007 are collectible.

Goodwill and Other Intangible Assets

Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment when impairment indicators are present, in accordance with SFAS No. 144.

Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and deferred financing costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized over the term of the related credit facility under the straight-line method, which approximates amortization under the effective interest method. Goodwill is not amortized but is evaluated annually on December 31 for impairment. The 2008 and 2007 impairment evaluations each indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 8 for more detail of the Company’s intangible assets.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”) requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The Company entered into two interest rate swaps in 2001 and subsequently terminated those swaps in 2006. These interest rate swaps were fair value hedges and were perfectly effective. As such, using the shortcut method, changes in the fair value of the hedges were reflected as adjustments to the carrying value of the underlying liability. See Note 9 for more details on these interest rate swaps.

Contingent Liabilities

From time to time, the Company may be subject to loss contingencies arising from legal proceedings, which are discussed in Note 14. Additionally, while the Company maintains comprehensive liability and property insurance with respect to each of its properties, the Company may be exposed to unforeseen losses related to uninsured or underinsured damages.

The Company continually monitors any matters that may present a contingent liability, and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as necessary in view of changes in available information. In accordance with SFAS No. 5, “Accounting for Contingencies,” liabilities are recorded when a loss is determined to be both probable and can be reasonably estimated. Changes in estimates regarding the exposure to a contingent loss are reflected as adjustments to the related liability in the periods when they occur.

Because of uncertainties inherent in the estimation of contingent liabilities, it is possible that management’s provision for contingent losses could change materially in the near term. To the extent that any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses, in addition to amounts recognized, are at least reasonably possible, such amounts will be disclosed in the notes to the Consolidated Financial Statements.

Accounting for Defined Benefit Pension Plans

The Company has pension plans under which the Company’s Outside Directors and certain designated officers may receive retirement benefits upon retirement with the Company. The plans are unfunded and benefit payments are made from earnings of the Company. The pension plans are accounted for in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R),” (“SFAS No. 158”). See Note 11.

Incentive Plans

During 2008, 2007 and 2006, the Company issued and had outstanding various employee stock-based awards. These awards included stock issued to employees pursuant to the 2007 Employees Stock Incentive Plan and its predecessor plan (the “Incentive Plan”), the Optional Deferral Plan and the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”). See Note 12 for details on the Company’s stock-based awards. The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months.

The Company follows SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), in accounting for its stock-based awards to employees. This statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions, including employee stock purchase plans under certain conditions, but does not change previous accounting guidance for share-based payment transactions with parties other than employees. This statement requires all share-based payments to employees to be recognized in the statement of income based on their fair values, using the Black-Scholes or other pricing model, with the recognition of expense over the vesting period, net of estimated forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options in the first quarter of each year, when granted. In each of the first quarters of 2008, 2007 and 2006, the Company recognized in general and administrative expenses approximately $0.2 million of compensation expense related to each year’s grants of options to purchase shares under the Employee Stock Purchase Plan.

Accumulated Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires that foreign currency translations, minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities, as well as other items, be included in comprehensive income (loss). The Company included in accumulated other comprehensive loss its cumulative adjustment related to the adoption and subsequent application of SFAS No. 158.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). SAB No. 104 includes four criteria that must be met before revenue is realized or realizable and earned. The Company begins recognizing revenue when management believes all four criteria have been met, such as persuasive evidence of an arrangement exists, the tenant has taken possession of and controls the physical use of the leased asset, and collectibility is reasonably assured.

The Company derives most of its revenues from its real estate property and mortgage notes receivable portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsors or borrowers. These contractual arrangements fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in master lease income, property operating income, or mortgage interest income on the Company’s Consolidated Statements of Income, based on the type of contractual agreement.

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was $19.4 million and $15.5 million, respectively, at December 31, 2008 and 2007.

Rental Income

Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. Additional rent, generally defined in most lease agreements as the cumulative increase in a Consumer Price Index (“CPI”) from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Included in income from continuing operations, the Company recognized additional rental income, net of reserves, of approximately $1.7 million, $1.7 million and $1.9 million, respectively, for the years ended December 31, 2008, 2007 and 2006. During the fourth quarter of 2008, the Company recorded a $1.4 million allowance related to additional rent due from an operator. Rental income from properties under a master lease arrangement with the tenant is included in master lease rental income and rental income from properties under various tenant lease arrangements, including operating expense recoveries, is included in property operating income on the Company’s Consolidated Statements of Income.

Mortgage Interest Income

Interest income on the Company’s mortgage notes receivable is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. Interest rates on two of its mortgage notes receivable outstanding as of December 31, 2008 were fixed and two were variable.

Other Operating Income

Other operating income on the Company’s Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, interest income on notes receivable, replacement rent from an operator, management fee income, and prepayment penalty income.

Property operating agreements, between the Company and sponsoring health systems, applicable to nine of the Company’s 192 owned real estate properties as of December 31, 2008, contractually obligate the sponsoring health system to provide to the Company, for a short term, a minimum return on the Company’s investment in the property in return for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company will calculate and accrue any shortfalls as income that the sponsor is responsible to pay to the Company under the terms of the property operating agreement.

The Company provides property management services for both third-party and owned real estate properties. Management fees are generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other operating income for the years ended December 31, 2008, 2007 and 2006 is detailed in the table below:

	Year Ended December 31,
(Dollars in millions)	2008	2007	2006

Property lease guaranty revenue	$12.8	$13.2	$14.4
Interest income on notes receivable	0.6	0.3	0.3
Management fee income	0.2	0.3	0.4
Prepayment penalty income	—	—	2.2
Replacement rent	2.5	2.5	1.8
Other	0.2	0.3	0.7

	$16.3	$16.6	$19.8

Federal Income Taxes

No provision has been made for federal income taxes. The Company intends at all times to qualify as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), as amended. The Company must distribute at least 90% per annum of its real estate investment trust taxable income to its stockholders and meet other requirements to continue to qualify as a real estate investment trust. See Note 15 for further discussion.

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expense. No such amounts were recognized during the three years ended December 31, 2008.

Tax returns for the years 2003, 2005, 2006 and 2007 are currently still subject to examination by taxing authorities.

State Income Taxes

The Company must pay certain state income taxes which are generally included in general and administrative expense on the Company’s Consolidated Statements of Income. See Note 15 for further discussion.

Sales and Use Taxes

The Company must pay sales and use taxes to certain state tax authorities based on rents collected from tenants in properties located in those states. The Company is generally reimbursed for these taxes by the tenant. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis in the Company’s Consolidated Statements of Income.

Discontinued Operations

The Company periodically sells properties based on market conditions and the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Consolidated Statements of Income in accordance with the criteria established in SFAS No. 144. Pursuant to SFAS No. 144, a company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets held for sale are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the Company’s Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006, operations related to properties sold or to be sold as of December 31, 2008 were included in discontinued operations for each of the three years with income totaling approximately $23.5 million, $48.8 million and $29.1 million, respectively.

Assets held for sale at December 31, 2008 and 2007 included 12 and six properties, respectively, that management intended to sell at the end of such period as a result of purchase option exercises or other agreements, but had not yet sold.

Earnings per Share

Basic earnings per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of common stock. Diluted earnings per share is calculated using weighted average shares outstanding plus the dilutive effect of the outstanding stock options from the Employee Stock Purchase Plan and restricted shares of common stock, using the treasury stock method and the average stock price during the period. See Note 13 for further discussion.

New Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement applies to other current pronouncements that require or permit fair value measurements but it does not require any new fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008 for its financial assets and liabilities. In February 2008, the FASB postponed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 157 for its non-financial assets and liabilities will have a significant impact on the Company’s financial position or its results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159, which became effective for the Company on January 1, 2008, provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different fair value measurement attributes for similar types of assets and liabilities. The Company has elected not to report any of its financial assets or liabilities at fair value. As such, SFAS No. 159 has not had an impact on the Company’s Consolidated Financial Statements.

Business Combinations and Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”). These standards were designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 also eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 141(R) and SFAS No. 160 became effective for the Company on January 1, 2009. The Company does not expect the adoption of these new standards will significantly impact its Consolidated Financial Statements, except that, upon adoption, SFAS No. 160 will require the Company to retroactivity restate its Consolidated Balance Sheet as of December 31, 2008 to reflect the reclassification of its minority interest totaling approximately $1.4 million from other liabilities to equity.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company on January 1, 2009. Early application is not permitted. Upon adoption, all prior-period earnings per share data presented will be adjusted retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 will have a material impact on its consolidated financial position or results of operations.

2.	Real Estate and Mortgage Notes Receivable Investments

The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities, as well as for the acquisition of existing properties. The Company had investments of approximately $2.1 billion in 198 real estate properties and mortgage notes receivable as of December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, excluding assets classified as held for sale and including investments in two unconsolidated joint ventures. The following table summarizes the Company’s investments.

			Buildings,
			Improvements,
	Number of		Lease Intangibles	Personal		Accumulated
(Dollars in thousands)	Facilities(1)	Land	and CIP	Property	Total	Depreciation

Medical office:
Arizona	8	$3,313	$63,273	$72	$66,658	$(8,638)
Florida	14	7,111	124,905	154	132,170	(40,553)
North Carolina	14	—	140,614	—	140,614	—
Tennessee	16	9,792	173,364	150	183,306	(35,479)
Texas	30	16,099	419,362	927	436,388	(61,436)
Other states	39	26,488	418,450	219	445,157	(65,911)

	121	62,803	1,339,968	1,522	1,404,293	(212,017)
Physician clinics:
Florida	8	10,639	44,567	—	55,206	(13,159)
Indiana	1	533	21,064	—	21,597	(1,350)
Virginia	3	1,623	29,168	127	30,918	(9,250)
Other states	19	5,243	60,507	263	66,013	(17,718)

	31	18,038	155,306	390	173,734	(41,477)
Ambulatory care/surgery:
California	2	4,030	30,989	13	35,032	(10,228)
Florida	2	2,310	7,210	—	9,520	(2,090)
Texas	3	6,847	34,552	74	41,473	(13,156)
Other states	4	3,698	9,634	—	13,332	(3,874)

	11	16,885	82,385	87	99,357	(29,348)
Specialty outpatient:
Arkansas	1	647	2,408	—	3,055	(891)
Florida	1	911	2,500	—	3,411	(859)
Missouri	2	2,254	14,116	—	16,370	(4,945)
Other states	3	246	6,774	—	7,020	(1,606)

	7	4,058	25,798	—	29,856	(8,301)
Specialty inpatient:
Indiana	1	1,071	42,335	—	43,406	(2,714)
Pennsylvania	6	1,214	112,653	—	113,867	(33,979)
Texas	2	1,623	17,602	—	19,225	(5,784)
Other states	3	—	42,113	—	42,113	(12,402)

	12	3,908	214,703	—	218,611	(54,879)
Other:
Alabama	1	181	9,304	8	9,493	(4,459)
Michigan	5	193	12,729	183	13,105	(5,998)
Virginia	2	1,140	9,049	5	10,194	(2,776)
Other states	2	349	10,641	440	11,430	(2,217)

	10	1,863	41,723	636	44,222	(15,450)
Land held for development	—	—	17,301	—	17,301	—
Corporate Property	—	—	—	14,350	14,350	(5,888)

	—	—	17,301	14,350	31,651	(5,888)

Total owned properties	192	107,555	1,877,184	16,985	2,001,724	(367,360)

Mortgage notes receivable	4	—	—	—	59,001	—
Unconsolidated joint venture investments, net	2	—	—	—	2,784	—

Total real estate investments	198	$107,555	$1,877,184	$16,985	$2,063,509	$(367,360)

(1)	Includes four properties under construction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Property Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases or are supported through other financial support arrangements with expiration dates through 2025. Some leases and financial arrangements provide for fixed rent renewal terms of five years, or multiples thereof, in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease and for a short period thereafter, with an option or a right of first refusal to purchase the leased property. The Company’s portfolio of master leases generally requires the lessee to pay minimum rent, additional rent based upon fixed percentage increases or increases in the Consumer Price Index and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.

Future minimum lease payments under the non-cancelable operating leases and guaranteed amounts due to the Company under property operating agreements as of December 31, 2008 are as follows (in thousands):

2009	$188,829
2010	158,931
2011	136,533
2012	114,364
2013	88,282
2014 and thereafter	299,184

$986,123

Customer Concentrations

The Company had only one customer, HealthSouth Corporation, that accounted for 10% or more of the Company’s revenues for the three years ended December 31, 2008, including revenues from discontinued operations. HealthSouth provided 11% of the Company’s revenues for each of the years ended December 31, 2008 and 2007 and 10% of the Company’s revenues for the year ended December 31, 2006.

Purchase Option Provisions

Certain of the Company’s leases include purchase option provisions. The provisions vary from lease to lease but generally allow the lessee to purchase the property covered by the lease at the greater of fair market value or an amount equal to the Company’s gross investment. As of December 31, 2008, the Company had a gross investment of approximately $94.0 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators and lessees that had not been exercised.

4.  Acquisitions and Dispositions and Mortgage Repayments

2008 Real Estate Acquisitions

During 2008, the Company acquired the following properties:

•	two fully-leased, six-story office buildings, each containing approximately 146,000 square feet, and a six-level parking structure, containing 977 parking spaces, in Dallas, Texas for a purchase price of approximately $59.2 million;

•	a medical office building and surgery center with 102,566 square feet in Indiana for a purchase price of approximately $28.2 million. The building is 100% occupied by three tenants with lease expiration dates ranging from 2017 to 2024;

•	a portfolio of 15 medical office buildings from The Charlotte-Mecklenburg Hospital Authority and certain of its affiliates (collectively, “CHS”) for a purchase price of approximately $162.1 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including ground lease prepayments of $8.3 million. The portfolio includes 764,092 square feet of on- and off-campus properties which are located in or around Charlotte, North Carolina and are approximately 90% occupied. CHS leases approximately 71% of the total square feet of the portfolio with lease terms averaging approximately 10 years. CHS is the third largest public health system in the United States and owns, leases and manages 23 hospitals, and operates approximately 5,000 patient beds. The weighted average remaining lease terms for the non-CHS portion of leased space is five years. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

	Estimated	Estimated
	Fair Value	Useful Life
	(In millions)	(In years)

Buildings	$140.4	20-39
Prepaid ground lease	8.3	75
Intangibles:
At-market lease intangibles	11.1	0.9-15
Below-market lease intangibles	(0.1)	3.4
Above-market ground lease intangibles	(0.1)	75
Below-market ground lease intangibles	2.5	75

Total intangibles	13.4	22.5

	$162.1

•	the remaining equity membership interest in a joint venture, which owns five on-campus medical office buildings in Washington, for a purchase price of approximately $14.5 million plus the assumption of outstanding debt of approximately $42.2 million, net of fair value adjustments. At the time of the acquisition, the Company had a $9.2 million net equity investment in the joint venture which it accounted for under the equity method. The debt assumed has a weighted average interest rate of 5.8% with maturities beginning in 2015. In connection with the Company’s acquisition and related transition of accounting from the joint venture to the Company, the joint venture recorded an adjustment to straight-line rent on the properties. As such, the Company recognized its portion of the adjustment through equity income on the joint venture of approximately $1.1 million (of which $0.8 million, or $0.02 per diluted share, is related to prior years);

•	an 80% interest in a joint venture that concurrently acquired two medical office buildings, a specialty outpatient facility and a physician clinic in Iowa for cash consideration of approximately $25.8 million, plus the assumption of outstanding debt of approximately $1.2 million, net of a fair value adjustment. The debt assumed has an interest rate of 5.8% which matures in 2016. The accounts of the joint venture are included in the Company’s Consolidated Financial Statements, as well as $1.4 million in minority interest which is included in other liabilities; and

•	a mortgage note receivable was originated for $8.0 million in connection with the construction of an ambulatory care/surgery center in Iowa.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s 2008 acquisitions follows:

				Mortgage	Mortgage
	Date	Cash	Real	Note	Notes Payable		Square
(Dollars in millions)	Acquired	Consideration	Estate	Financing	Assumed	Other	Footage

Real estate acquisitions
Texas	7/25/08	$56.0	$57.9	—	$—	$(1.9)	291,389
Indiana	12/19/08	28.1	27.7	—	—	0.4	102,566
North and South Carolina	12/29/08	162.1	151.5	—	—	10.6	764,092
Washington (1)	11/26/08	14.5	69.7	—	(42.2)	(13.0)	319,561
Iowa (1)	9/30/08, 10/31/08	25.8	28.8	—	(1.2)	(1.8)	145,457

		286.5	335.6	—	(43.4)	(5.7)	1,623,065
Mortgage note financings
Iowa	10/30/08	8.0	—	8.0	—	—	—

Total 2008 Acquisitions		$294.5	$335.6	$8.0	$(43.4)	$(5.7)	1,623,065

(1)	The mortgage notes payable assumed in the Washington and Iowa acquisitions reflect fair value adjustments of $7.2 million and $0.2 million, respectively, recorded by the Company upon acquisition.

The Company assigned $23.7 million to intangible assets, net of intangible liabilities, related to the 2008 acquisitions as shown in the table below.

	Intangibles	Amortization
	Assigned	Periods
	(In thousands)	(In months)

Above-market lease intangibles	$1,297	24-198
Below-market lease intangibles	(6,615)	52-148
At-market lease intangibles	25,277	24-198
Above-market ground lease intangibles	(128)	900
Below-market ground lease intangibles	3,850	678-1117

	$23,681	212

2008 Real Estate Dispositions

During 2008, the Company disposed of the following properties:

•	a 10,818 square foot physician clinic in Texas in which the Company had a total gross investment of approximately $1.5 million ($1.3 million, net) was sold for $1.6 million in net proceeds, and the Company recognized a $0.3 million net gain from the sale;

•	a 4,913 square foot ambulatory surgery center in California in which the Company had a total gross investment of approximately $1.0 million ($0.6 million, net) was sold for $1.0 million in net proceeds, and the Company recognized a $0.4 million net gain from the sale;

•	a 36,951 square foot building in Mississippi in which the Company had a total gross investment of approximately $2.9 million ($1.6 million, net) was sold for $1.9 million in net proceeds, and the Company recognized a $0.3 million net gain from the sale;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a 7,500 square foot physician clinic in Texas in which the Company had a total gross investment of approximately $0.5 million ($0.4 million, net) was sold for $0.5 million in net proceeds, and the Company recognized a $0.1 million net gain from the sale;

•	pursuant to a purchase option exercised by a tenant in the third quarter of 2008, a 25,456 square foot physician clinic in Tennessee in which the Company had a total gross investment of approximately $3.3 million ($2.3 million, net) was sold for $3.0 million in net proceeds, and the Company recognized a $0.7 million net gain from the sale;

•	a parcel of land in Pennsylvania was sold for approximately $0.8 million in net proceeds, which approximated the Company’s net book value;

•	pursuant to a purchase option exercised by a tenant in 2007, an 83,718 square foot medical office building in Texas in which the Company had a total gross investment of approximately $18.5 million ($10.4 million, net) was sold for net proceeds of $18.7 million. The Company recognized an $8.0 million net gain from the sale, net of receivables of $0.3 million;

•	a parcel of land held for development in Illinois was sold for $9.0 million in net proceeds. The Company’s investment in the land was $8.6 million and it recognized $0.4 million net gain from the sale, which is recorded in other income (expense) on the Company’s Consolidated Statement of Income; and

•	a 7,093 square foot building in Virginia in which the Company had a total gross investment of approximately $1.0 million ($0.5 million, net) was sold for $0.4 million in net proceeds, resulting in a $0.1 million impairment.

2008 Mortgage Note Repayment

During 2008, one mortgage note receivable totaling approximately $2.5 million was repaid.

2008 Joint Venture Equity Interest Disposition

During 2008, a portion of the Company’s preferred equity investment in a joint venture, in which it owns a 10% equity ownership interest, was redeemed for $5.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s 2008 dispositions follows:

		Net Real	Other	Mortgage
	Net	Estate	(Including	Note	Gain/	Square
(Dollars in millions)	Proceeds	Investment	Receivables)	Receivable	(Loss)	Footage

Real estate dispositions
Texas	$1.6	$1.3	$—	—	$0.3	10,818
California	1.0	0.6	—	—	0.4	4,913
Mississippi	1.9	1.6	—	—	0.3	36,951
Texas	0.5	0.4	—	—	0.1	7,500
Tennessee	3.0	2.3	—	—	0.7	25,456
Pennsylvania (land)	0.8	0.8	—	—	0.0	—
Texas	18.7	10.4	0.3	—	8.0	83,718
Illinois (land held for development)(1)	9.0	8.6	—	—	0.4	—
Virginia	0.4	0.5	—	—	(0.1)	7,093

	36.9	26.5	0.3	—	10.1	176,449
Mortgage note repayments	2.5	—	—	2.5	—	—
Joint venture preferred equity interest
Utah	5.5	—	5.5	—	—	—

Total 2008 Dispositions	$44.9	$26.5	$5.8	$2.5	$10.1	176,449

(1)	The gain related to the sale of this land parcel is recognized in other income (expense) on the Company’s Consolidated Statement of Income.

2009 Acquisition

In January 2009, in connection with a purchase and sale agreement executed in September 2008, the Company acquired the remaining membership interest in a joint venture, which owns a 62,246 square foot on-campus medical office building in Oregon for approximately $4.4 million and assumed outstanding debt of approximately $12.8 million bearing interest at 5.91% maturing in 2021. The building is approximately 97% occupied with lease terms expiring from 2009 through 2025. Prior to the acquisition, the Company had an equity investment in the joint venture of approximately $1.7 million and accounted for its investment under the equity method.

2009 Dispositions or Potential Dispositions

In February 2009, pursuant to a purchase and sale agreement executed in December 2008, the Company disposed of an 11,538 square foot medical office building in Florida. The Company’s aggregate investment in the building was approximately $1.4 million ($1.0 million, net) at December 31, 2008. The Company received approximately $1.4 million in net proceeds and expects to recognize a gain on sale of approximately $0.4 million.

In February 2009, pursuant to a purchase and sale agreement executed in December 2008, the Company received $19.0 million related to the sale of a medical office building in Wyoming to the operator. In December 2008, the Company received a $2.4 million deposit from the operator on the sale and received a $7.2 million termination fee from the operator to terminate the related financial support agreement with the Company. The termination fee was included in income from discontinued operations on the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income for the year ended December 31, 2008. The Company expects to recognize a gain on sale of the property of approximately $5.6 million.

In August 2008, the Company entered into an agreement to sell a 113,555 square foot specialty inpatient facility in Michigan to the tenant. The Company’s aggregate investment in the building was approximately $13.9 million ($10.8 million, net) at December 31, 2008. The Company expects to sell this property in the second quarter of 2009 for approximately $18.5 million, resulting in a gain on sale of approximately $7.6 million, net of closing costs.

In April 2008, the Company received notice from a tenant of its intent to purchase five properties in Virginia from the Company pursuant to purchase options contained in its leases with the Company. The Company’s aggregate investment in the buildings was approximately $23.9 million ($16.8 million, net), and the Company carried mortgage notes payable on the buildings with a principal balance of $3.7 million at December 31, 2008. The Company has an agreement, which is subject to certain contingencies, to sell these properties in the first quarter of 2009 for approximately $23.1 million in net proceeds, including $0.8 million in lease termination fees, and would repay the mortgage notes secured by the properties. If this transaction closes, the Company expects to record a gain on sale of approximately $4.6 million, net of closing costs, straight-line rent receivables and deferred financing costs written off as a result of the sale.

During 2007, the Company received notice from a tenant of its intent to purchase a building in Nevada from the Company pursuant to a purchase option contained in its leases with the Company. The Company’s gross investment in the building was approximately $46.8 million ($32.7 million, net), and the Company carried a mortgage note payable on the building with a principal balance of $19.5 million at December 31, 2008. The Company is in negotiations with the tenant and a third party under which the Company would retain ownership of the property and enter into a new master lease agreement with the third party. However, if negotiations are not successful, the Company has agreed to sell the property to the tenant for approximately $38.0 million and would repay the mortgage note secured by the property, resulting in a gain on sale of approximately $1.9 million (estimated as of December 31, 2008), net of a prepayment penalty and closing costs.

In 2008, the Company acquired the remaining equity membership interest in a joint venture, which owned five on-campus medical office buildings in Washington. In connection with the acquisition, the Company entered into an agreement to sell one of the five buildings for approximately $5.4 million, plus the assumption of debt (approximately $5.5 million at December 31, 2008). The agreement stipulates that the sale of the building will occur in the first quarter of 2009.

In accordance with SFAS No. 144, the properties discussed above are classified as held for sale on the Company’s Consolidated Balance Sheet at December 31, 2008 and the properties’ operations are included in discontinued operations on the Company’s Consolidated Statements of Income.

2007 Real Estate Acquisitions

During 2007, the Company acquired the following properties:

•	a 76,246 square foot on-campus medical office building in Texas for $26.3 million, of which $4.0 million was withheld upon completion of certain tenant improvements. The building was fully leased upon acquisition and was 100% occupied upon completion of the tenant improvements in 2008;

•	a 75,000 square foot building in Tennessee for a total investment of $7.3 million, including $5.4 million in cash consideration and the assumption of a mortgage note payable of $1.9 million;

•	the real estate assets of three partnerships, which owned three adjoining medical office buildings in Virginia, for $0.9 million; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	five parcels of land in Texas and Illinois for an aggregate purchase price of approximately $30.4 million. The Company’s investment in these parcels of land is included in construction in progress or in land held for development at December 31, 2007.

2007 Mortgage Note Financings

During 2007, the Company originated two mortgage notes receivable with two different borrowers for approximately $14.2 million.

A summary of the Company’s 2007 acquisitions follows:

	Cash	Real	Mortgage		Square
(Dollars in millions)	Consideration	Estate	Financing	Other	Footage

Real estate acquisitions
Texas	$22.3	$22.3	$—	$—	76,246
Texas (land)	16.1	16.1	—	—	—
Illinois (land)	14.3	14.3	—	—	—
Virginia	0.9	0.9	—	—	12,365
Tennessee	5.4	7.3	—	(1.9)	75,000

	59.0	60.9	—	(1.9)	163,611
Mortgage note financings	14.2	—	14.2	—	—

Total 2007 Acquisitions	$73.2	$60.9	$14.2	$(1.9)	163,611

2007 Senior Living Asset Dispositions

During 2007, the Company completed the sale of certain senior living assets. Included in the sale were 56 real estate properties in which the Company had investments totaling approximately $328.4 million ($259.9 million, net), 16 mortgage notes and notes receivable in which the Company had investments totaling approximately $63.2 million, and certain other assets or liabilities related to the assets. The Company received cash proceeds from the sale of approximately $369.4 million, recorded a deferred gain of approximately $5.7 million and recognized a net gain of approximately $40.2 million. The $5.7 million deferred gain related to one lease assigned to the buyer, which the Company may be required to pay to the buyer if the tenant does not perform under the lease. At December 31, 2008, the Company had paid $2.9 million to the buyer, reducing the deferred gain. The proceeds were used to pay a special dividend to the Company’s stockholders of approximately $227.2 million, or $4.75 per share, fund repayments of debt on the Company’s Unsecured Credit Facility and pay transaction costs. The deferred gain, which is included in other liabilities on the Company’s Consolidated Balance Sheet, relates to tenant performance under a lease assigned to one buyer. The transaction also included the sale of all 21 of the Company’s VIEs, including the six VIEs the Company had previously consolidated.

Revenues, including the revenues from the VIEs, were approximately $27.4 million and $47.0 million, respectively, and net income was approximately $8.4 million and $18.9 million, respectively, for the senior living assets for the years ended December 31, 2007 and 2006 which are included in discontinued operations on the Consolidated Statements of Income.

The transaction originally included six other senior living assets in which the Company had a gross investment of $16.9 million at December 31, 2007. However, management subsequently decided to retain these six properties due to provisions contained in its leases with the respective lessees, allowing the lessee to purchase the properties in September 2009. The six properties had been classified as held for sale on the Company’s Consolidated Balance Sheet, and their results of operations had been included in discontinued operations on the Company’s Consolidated Statements of Income upon the Company’s decision to sell the entire portfolio. Also, in accordance with SFAS No. 144, management ceased depreciation on the assets. Upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management’s decision to retain the properties in the fourth quarter of 2007, the properties were reclassified out of held for sale and discontinued operations on the Company’s Consolidated Balance Sheet, and the operations of the properties were reclassified from discontinued operations to continuing operations on the Company’s Consolidated Statement of Income. Also, in accordance with SFAS No. 144, management recorded a depreciation adjustment in the fourth quarter totaling approximately $0.4 million to reduce the Company’s carrying amounts of the properties to their adjusted net book value, which was less than fair value.

Other Dispositions in 2007

During 2007, the Company also disposed of a 72,862 square foot building in Texas for approximately $4.1 million in net proceeds. The Company’s net book value recorded on the building was $8.2 million at the time of sale, resulting in a $4.1 million non-cash impairment charge which is reflected in discontinued operations on the Company’s Consolidated Statement of Income for the year ended December 31, 2007. Also, the Company sold a 17,464 square foot building in Tennessee in which it had a total gross investment of $2.2 million ($1.9 million, net) pursuant to a purchase option exercised by an operator. The Company received $2.1 million in cash proceeds and recognized a $0.2 million net gain from the sale. Further, the Company sold a 3,264 square foot physician clinic in Virginia in which it had a total gross investment of $0.4 million ($0.3 million, net). The Company received $0.3 million in cash proceeds from the sale.

A summary of the 2007 dispositions follows:

			Lease		Mortgage
		Net Real	Termination/	Other	and Other
	Net	Estate	Prepayment	(Including	Notes	Gain/	Square
(Dollars in millions)	Proceeds	Investment	Penalties	Receivables)	Receivable	(Loss)	Footage

Real estate dispositions
Senior living assets	$312.3	$259.9	$—	$5.9	$6.3	$40.2	2,535,623
Texas	4.1	8.2	—	—	—	(4.1)	72,862
Tennessee	2.1	1.9	—	—	—	0.2	17,464
Virginia	0.3	0.3	—	—	—	—	3,264

	318.8	270.3	—	5.9	6.3	36.3	2,629,213
Mortgage note repayments Senior living assets	57.1	—	0.2	—	56.9	—	—

Total 2007 Dispositions	$375.9	$270.3	$0.2	$5.9	$63.2	$36.3	2,629,213

5.  Discontinued Operations

In accordance with SFAS No. 144, the major categories of assets and liabilities of properties sold or to be sold are classified as held for sale, to the extent not sold, on the Company’s Consolidated Balance Sheet, and the results of operations of such properties are included in discontinued operations on the Company’s Consolidated Statements of Income for all periods. Properties classified as held for sale at December 31, 2008 include the properties discussed in “2009 Dispositions or Potential Dispositions” in Note 4, as well as two other properties that the Company decided to sell in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below reflect the assets and liabilities of the properties classified as held for sale and discontinued operations as of December 31, 2008 and the results of operations of the properties included in discontinued operations on the Company’s Consolidated Statements of Income for the periods ended December 31, 2008, 2007 and 2006.

	December 31,
(Dollars in thousands)	2008	2007

Balance Sheet data (as of the period ended):
Land	$9,503	$3,055
Buildings, improvements and lease intangibles	109,596	22,736
Personal property	30	70

	119,129	25,861
Accumulated depreciation	(29,905)	(10,462)

Assets held for sale, net	89,224	15,399
Receivables	915	217
Other assets, net	94	23

Assets of discontinued operations, net	1,009	240

Assets held for sale and discontinued operations, net	$90,233	$15,639

Notes and bonds payable	5,452	—

Liabilities held for sale	5,452	—
Notes and bonds payable	23,281	—
Accounts payable and accrued liabilities	409	—
Other liabilities	3,679	34

Liabilities of discontinued operations	27,369	34

Liabilities held for sale and discontinued operations	$32,821	$34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006

Statements of Income data (for the period ended):
Revenues(1)
Master lease rent	$6,548	$15,376	$31,653
Property operating	7,999	8,125	8,929
Straight-line rent	20	109	68
Mortgage interest	—	1,841	5,913
Other operating	8,014	18,813	19,756

	22,581	44,264	66,319
Expenses(2)
General and administrative	(27)	—	35
Property operating	3,773	4,161	4,662
Other operating	—	16,688	17,036
Bad debts, net of recoveries	71	(24)	395
Depreciation	2,177	5,783	14,588
Amortization	25	38	71

	6,019	26,646	36,787
Other Income (Expense)(3)
Interest expense	(2,009)	(2,379)	(2,923)
Interest and other income, net	24	278	795

	(1,985)	(2,101)	(2,128)

Income from Discontinued Operations	14,577	15,517	27,404
Impairments(4)	(886)	(7,089)	(1,573)
Gain on sales of real estate properties(5)	9,843	40,405	3,275

Discontinued Operations	$23,534	$48,833	$29,106

Income from Discontinued Operations per common share — basic	$0.46	$1.02	$0.62

Income from Discontinued Operations per common share — diluted	$0.44	$1.01	$0.62

(1)	Total revenues for the years ended December 31, 2008, 2007 and 2006 include $0, $27.4 million and $47.0 million, respectively, related to the sale of the senior living assets; $1.7 million, $3.9 million, and $6.7 million, respectively, related to other properties sold; and $20.9 million (including a $7.2 million fee received from an operator to terminate its financial support agreement with the Company), $13.0 million, and $12.6 million, respectively, related to 12 properties held for sale at December 31, 2008.

(2)	Total expenses for the years ended December 31, 2008, 2007 and 2006 include $0.1 million, $18.9 million, and $28.2 million, respectively, related to the sale of the senior living assets; $0.3 million, $1.7 million, and $2.7 million, respectively, related to other properties sold; and $5.6 million, $6.0 million, and $5.9 million, respectively, related to 12 properties held for sale at December 31, 2008.

(3)	Other income (expense) for the years ended December 31, 2008, 2007 and 2006 includes ($2.0) million, ($2.1) million, and ($2.2) million, respectively, related to properties held for sale at December 31, 2008, and December 31, 2006 also includes $0.2 million related to the sale of the senior living assets and ($0.1) million related to other properties sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Impairments for the year ended December 31, 2008 include approximately $0.8 million related to two properties held for sale and $0.1 million related to two properties sold; December 31, 2007 includes $6.6 million related to four properties sold and $0.5 million related to the properties held for sale at December 31, 2007; December 31, 2006 includes $1.6 million related to two properties sold.

(5)	Gain on sales of real estate properties for the year ended December 31, 2008 includes $9.8 million related to six properties sold; December 31, 2007 includes $40.2 million related to the sale of senior living assets during 2007 and $0.2 million related to the sale of a property pursuant to a purchase option exercised by the operator; December 31, 2006 includes $3.3 million related to the sale of five properties sold.

6.  Impairment Charges

As required by SFAS No. 144, the Company must assess the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. An asset is impaired when undiscounted cash flows expected to be generated by the asset are less than the carrying value of the asset.

The Company recorded impairment charges, which are included in continuing operations, for the years ended December 31, 2008 and December 31, 2006 totaling $1.6 million and $4.1 million, respectively, related to changes in management’s estimate of fair value and collectibility of patient receivables assigned to the Company in late 2005 resulting from a lease termination and debt restructuring of a physician clinic owned by the Company.

The Company also recorded impairment charges, which are included in discontinued operations, for the years ended December 31, 2008, 2007 and 2006 totaling $0.9 million, $7.1 million and $1.6 million, respectively. These impairment charges are discussed in more detail in Note 5.

7.  Other Assets

Other assets consist primarily of receivables, straight-line rent receivables, and intangible assets. Items included in other assets on the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007 are detailed in the table below.

	December 31,
(Dollars in millions)	2008	2007

Straight-line rent receivables	$23.2	$23.2
Equity investments in joint ventures	2.8	18.4
Accounts receivable	10.3	16.9
Prepaid assets	21.0	12.9
Above-market intangible assets, net	11.7	6.7
Deferred financing costs, net	3.1	4.1
Goodwill	3.5	3.5
Acquired patient accounts receivable, net	0.1	1.9
Customer relationship intangible asset, net	1.2	1.3
Allowance for uncollectible accounts	(3.3)	(1.5)
Notes receivable	0.5	0.6
Other	2.9	2.0

	$77.0	$90.0

Unconsolidated Joint Ventures

At December 31, 2008 and 2007, the Company had investments in three and two joint ventures, respectively, which had investments in real estate properties. Historically, the Company accounted for two of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its investments under the equity method and accounted for the third investment under the cost method. The Company’s net investments in the joint ventures are included in other assets on the Company’s Consolidated Balance Sheet, and the related income or loss is included in interest and other income, net on the Company’s Consolidated Statements of Income.

During 2008, the Company acquired the remaining membership interest in one of the joint ventures previously accounted for under the equity method as discussed in more detail in Note 4. Also, during 2008, a portion of the Company’s preferred equity investment in the joint venture accounted for under the cost method, in which the Company owns a 10% equity ownership interest, was redeemed.

The Company recognized income related to the joint venture accounted for under the cost method of approximately $0.7 million, $1.1 million and $0.9 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

	December 31,
(Dollars in thousands)	2008	2007	2006

Net joint venture investments, beginning of period	$18,356	$20,079	$10,720
New investments during the period	—	—	9,045
Additional investments during the period	—	—	1,609
Equity in income (losses) recognized during the period	1,021	(309)	(307)
Distributions received during the period	(882)	(1,414)	(988)
Acquisition of remaining equity interest in a joint venture	(10,165)	—	—
Partial redemption of preferred equity investment	(5,546)	—	—

Net joint venture investments, end of period	$2,784	$18,356	$20,079

8.  Intangible Assets and Liabilities

The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including but not limited to goodwill, deferred financing costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2008 and 2007 consisted of the following:

	Gross
	Balance at		Accumulated Amortization		Weighted
	December 31,		at December 31,		Avg. Life
(Dollars in millions)	2008	2007	2008	2007	(Years)	Balance Sheet Classification

Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets
Deferred financing costs	11.4	10.7	8.3	6.6	3.4	Other assets
Above-market lease intangibles	12.2	7.0	0.5	0.3	51.2	Other assets
Customer relationship intangibles	1.4	1.5	0.2	0.2	34.6	Other assets
Below-market lease intangibles	(7.2)	(0.4)	(0.7)	(0.2)	11.4	Other liabilities
At-market lease intangibles	65.3	40.3	38.5	35.9	9.2	Real estate properties

	$86.6	$62.6	$46.8	$42.8	22.5

Amortization of the intangible assets and liabilities, in place as of December 31, 2008, is expected to be approximately $6.0 million, $4.5 million, $3.7 million, $3.4 million, and $2.7 million, respectively, for the years ended December 31, 2009 through 2013.

9.  Notes and Bonds Payable

The table below details the Company’s notes and bonds payable. At December 31, 2008, the Company had classified four mortgage notes payable totaling $28.7 million as held for sale on the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheet. As such, those mortgage notes are not reflected in the December 31, 2008 balances in the following table.

	December 31,
(Dollars in thousands)	2008	2007

Unsecured credit facility	$329,000	$136,000
Senior notes due 2011, including premium	286,898	300,864
Senior notes due 2014, net of discount	263,961	298,976
Mortgage notes payable, net of discount	60,327	49,449

	$940,186	$785,289

As of December 31, 2008, the Company was in compliance with its financial covenant provisions under its various debt instruments.

Unsecured Credit Facility

The Company has a $400.0 million Unsecured Credit Facility with a syndicate of 10 banks that it entered into in January 2006. On October 20, 2008, the Company exercised its option to extend the termination date of the Unsecured Credit Facility from January 23, 2009 until January 25, 2010 and paid a 20 basis point fee, or $0.8 million, for the extension, as provided for in the credit agreement. Loans outstanding under the Unsecured Credit Facility bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the Company’s unsecured debt ratings. Additionally, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. At December 31, 2008, the Company had $329.0 million outstanding under the facility with a weighted average interest rate of approximately 1.6% and had borrowing capacity remaining under the Unsecured Credit Facility of $71.0 million. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements.

Senior Notes due 2011

In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. The Company entered into interest rate swap agreements between 2001 and 2006 for notional amounts totaling $125.0 million to offset changes in the fair value of $125.0 million of the notes. The Company terminated the interest rate swaps in 2006. The net premium resulting from the interest rate swaps, net of the original discount, is combined with the principal balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheets and is being amortized against interest expense over the remaining term of the notes yielding an effective interest rate on the notes of 7.896%. For each of the years ended December 31, 2008, 2007 and 2006, the Company amortized approximately $0.2 million, $0.2 million, and $1.0 million, respectively, of the net premium which is included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007.

	December 31,
(Dollars in thousands)	2008	2007

Senior Notes due 2011 face value	$286,300	$300,000
Unamortized net gain (net of discount)	598	864

Senior Notes due 2011 carrying amount	$286,898	$300,864

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes due 2014

In 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, which yielded a 5.19% interest rate per annum upon issuance. For each of the years ended December 31, 2008, 2007 and 2006, the Company amortized approximately $0.1 million of the discount which is included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007:

	December 31,
(Dollars in thousands)	2008	2007

Senior Notes due 2014 face value	$264,737	$300,000
Unaccreted discount	(776)	(1,024)

Senior Notes due 2014 carrying amount	$263,961	$298,976

Senior Note Repurchases

During 2008, the Company repurchased $13.7 million of its Senior Notes due 2011 and $35.3 million of its Senior Notes due 2014, amortized a pro-rata portion of the premium or discount related to the notes and recognized a net gain of $4.1 million. The Company may elect, from time to time, to repurchase and retire its notes when market conditions are appropriate.

Mortgage Notes Payable

The following table details the Company’s mortgage notes payable, with related collateral. At December 31, 2008, the Company had classified four mortgage notes payable totaling $28.7 million to liabilities held for sale and discontinued operations on the Company’s Consolidated Balance Sheet. As such, the four mortgages are not shown in the table below.

						Investment in
		Effective		Number		Collateral at
	Original	Interest	Maturity	of Notes		December 31,	Balance at December 31,
(Dollars in millions)	Balance	Rate	Date	Payable	Collateral(10)	2008	2008	2007(9)

Life Insurance Co.(1)	$4.7	7.765%	1/17	1	MOB	$11.3	$2.7	$3.0
Commercial Bank(2)	11.7	7.220%	5/11	3	2 MOBs/1 ASC	31.3	3.7	5.0
Commercial Bank(3)	1.8	5.550%	10/32	1	OTH	7.6	1.8	1.8
Life Insurance Co.(4)	15.1	5.490%	1/16	1	ASC	32.5	14.2	14.5
Commercial Bank(5)	17.4	6.480%	6/15	1	MOB	19.7	14.3	—
Commercial Bank(6)	12.0	6.110%	8/20	1	MOB	9.6	9.6	—
Commercial Bank(7)	15.2	7.650%	7/15	1	MOB	19.7	12.8	—
Life Insurance Co.(8)	1.5	6.810%	7/16	1	SOP	2.2	1.2	—

				10		$133.9	$60.3	$24.3

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(3)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(5)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008. In accordance with SFAS No. 144, the Company recorded the note at its fair value, resulting in a $2.7 million discount which is included in the balance above.

(6)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008. In accordance with SFAS No. 144, the Company recorded the note at its fair value, resulting in a $2.1 million discount which is included in the balance above.

(7)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on a 11-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008. In accordance with SFAS No. 144, the Company recorded the note at its fair value, resulting in a $2.4 million discount which is included in the balance above.

(8)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008. In accordance with SFAS No. 144, the Company recorded the note at its fair value, resulting in a $0.2 million discount which is included in the balance above.

(9)	The contractual balance at December 31, 2007, excludes three mortgage notes payable totaling $25.1 million that were classified as liabilities held for sale and discontinued operations on the Company’s Consolidated Balance Sheet at December 31, 2008.

(10)	MOB-Medical office building; ASC-Ambulatory Care/Surgery; SOP-Specialty Outpatient; OTH-Other.

The contractual interest rates for the ten outstanding mortgage notes ranged from 5.0% to 7.625% at December 31, 2008.

The following mortgage notes payable were classified to liabilities held for sale and discontinued operations on the Company’s Consolidated Balance Sheet at December 31, 2008.

						Investment in
		Effective		Number		Collateral at	Contractual Balance at
	Original	Interest	Maturity	of Notes		December 31,	December 31,	December 31,
(Dollars in millions)	Balance	Rate	Date	Payable	Collateral(4)	2008	2008	2007

Life Insurance Co.(1)	$23.3	7.765%	7/26	1	MOB	$46.8	$19.5	$20.0
Commercial Bank(2)	11.7	7.220%	5/11	2	3 MOBs	23.0	3.7	5.1
Commercial Bank(3)	5.5	6.500%	1/27	1	MOB	10.7	5.5	—

				4		$80.5	$28.7	$25.1

(1)	Payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due at maturity.

(2)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(3)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(4)	MOB-Medical office building

The contractual interest rates for the four outstanding mortgage notes included in liabilities held for sale and discontinued operations ranged from 6.5% to 8.5% at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Debt Information

Future maturities of the Company’s notes and bonds payable as of December 31, 2008 were as follows, excluding the mortgage notes payable classified to liabilities held for sale and discontinued operations:

		Discount/	Total
	Principal	Premium	Notes and
(Dollars in thousands)	Maturities	Amortization(2)	Bonds Payable	%

2009	$2,652	$(594)	$2,058	0.2%
2010(1)	331,980	(713)	331,267	35.2%
2011	288,627	(941)	287,686	30.6%
2012	1,635	(1,094)	541	0.1%
2013	1,736	(1,159)	577	0.1%
2014 and thereafter	321,133	(3,076)	318,057	33.8%

	$947,763	$(7,577)	$940,186	100.0%

(1)	Includes $329.0 million outstanding on the Unsecured Credit Facility.
(2)	Includes discount and premium amortization related to the Company’s Senior Notes due 2011 and 2014 and discounts related to four mortgage notes payable assumed during 2008.

10.  Stockholders’ Equity

Common Stock

The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2008 as follows:

	Year Ended December 31,
	2008	2007	2006

Balance, beginning of period	50,691,331	47,805,448	47,768,148
Issuance of stock	8,373,014	2,833,434	3,876
Restricted stock-based awards, net of forfeitures	(181,939)	52,449	33,424

Balance, end of period	59,246,284	50,691,331	47,805,448

Equity Offerings

On September 29, 2008, the Company sold 8,050,000 shares of common stock, par value $0.01 per share, at $25.50 per share in an underwritten public offering pursuant to the Company’s existing effective registration statement. The net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, were approximately $196.0 million. The net proceeds from the offering were applied to acquisitions of medical office and other outpatient-related facilities and for other general purposes; and were temporarily used to repay a portion of amounts outstanding under the Company’s Unsecured Credit Facility.

On September 28, 2007, the Company sold 2,760,000 shares of common stock, par value $0.01 per share, at $24.85 per share to an investment bank pursuant to the Company’s existing effective registration statement. The transaction generated approximately $68.4 million in net proceeds to the Company. The proceeds were used to fund acquisitions under contract, construction underway of medical office and outpatient facilities and for other general purposes; and were temporarily used to repay a portion of amounts outstanding under the Company’s Unsecured Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Declared

On February 3, 2009, the Company declared its quarterly Common Stock dividend in the amount of $0.385 per share payable on March 5, 2009 to stockholders of record on February 20, 2009.

At-The-Market Equity Offering Program

On December 31, 2008, the Company entered into a sales agreement with an investment bank to sell up to 2,600,000 shares of its common stock from time to time through an at-the-market equity offering program under which the bank will act as agent and/or principal. As of December 31, 2008, the Company had not sold any shares under this agreement.

Authorization to Repurchase Common Stock

In 2006, the Company’s Board of Directors authorized management to repurchase up to 3,000,000 shares of the Company’s common stock. As of December 31, 2008, the Company had not repurchased any shares under this authorization. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows from investing activities. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.

Accumulated Other Comprehensive Loss

Pursuant to SFAS No. 158, during the years ended December 31, 2008 and 2007, the Company recorded $2.1 million and $0.3 million, respectively, in additional benefit obligations related to its pension plans, resulting in an increase to other liabilities, with an offset to other comprehensive income, included in stockholders’ equity, on the Company’s Consolidated Balance Sheets.

11.  Benefit Plans

Executive Retirement Plan

The Company has an Executive Retirement Plan, under which certain officers designated by the Compensation Committee of the Board of Directors may receive upon normal retirement (defined to be when the officer reaches age 65 and has completed five years of service with the Company) an amount equal to 60% of the officer’s final average earnings (defined as the average of the executive’s highest three years’ earnings) plus 6% of final average earnings times years of service after age 60 (but not more than five years), less 100% of certain other retirement benefits received by the officer to be paid in monthly installments over a period not to exceed the greater of the life of the retired officer or his surviving spouse. Assuming the officers eligible for retirement at December 31, 2008 retire at the normal retirement date, the Company would begin making benefit payments (other than the $84,000 currently being paid annually) of approximately $0.9 million per year, based on assumptions at December 31, 2008, which would increase annually based on CPI.

In November 2008, an officer of the Company voluntarily resigned from employment. The officer was a participant in the Executive Retirement Plan and was eligible to receive a lump-sum distribution of earned benefits under this Plan of approximately $4.5 million. The Company granted the officer an equivalent number of shares of common stock in satisfaction of this pension benefit, resulting in a curtailment and partial settlement of the Plan. See Note 12. The Company recognized $1.1 million in additional compensation expense, a component of general and administrative expense, related to the settlement of the officer’s pension benefit.

Additionally, in December 2008, the Company froze the maximum annual benefits payable under the Plan at $896,000 as a cost savings measure. This revision has resulted in a curtailment of benefits under the retirement plan for the Company’s chief executive officer. In consideration of the curtailment and as partial settlement of benefits under the retirement plan, the Company agreed to a one-time cash payment of $2.3 million to its chief executive officer in early 2009. In connection with the partial settlement, the chief executive officer has agreed to receive his remaining retirement benefits under the plan in installment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments, rather than in a lump sum. Of the two remaining officers in the plan, one has elected to receive their benefit payments in monthly installments and one has elected a lump sum payment upon retirement.

Retirement Plan for Outside Directors

The Company has a retirement plan for outside directors under which a director may receive upon normal retirement (defined to be when the director reaches age 65 and has completed at least five years of service as a director) payment annually, for a period equal to the number of years of service as a director but not to exceed 15 years, an amount equal to the director’s annual retainer and meeting fee compensation (for 2008 this amount ranged from $33,000 to $45,000) immediately preceding retirement from the Board. Pursuant to the transition rules under Internal Revenue Code Section 409A, the directors were given the opportunity to elect to receive their benefits upon retirement in a lump sum. All directors participating in the plan elected the lump sum payment option. Assuming the outside directors eligible for retirement at December 31, 2008 retire at the normal retirement date, the Company would make lump sum payments totaling approximately $2.7 million.

Retirement Plan Information

Net periodic benefit cost for both the Executive Retirement Plan and the Retirement Plan for Outside Directors (the “Plans”) for the three years in the period ended December 31, 2008 is comprised of the following:

(Dollars in thousands)	2008	2007	2006

Service cost	$1,288	$1,022	$995
Interest cost	1,190	943	743
Effect of settlement	1,143	—	—
Amortization of net gain/loss	758	442	417

	$4,379	$2,407	$2,155
Net loss recognized in other comprehensive loss	2,115	311	2,591

Total recognized in net periodic benefit cost and other comprehensive loss	$6,494	$2,718	$4,746

The Company estimates that approximately $0.7 million of the net loss recognized in accumulated other comprehensive loss will be amortized to expense in 2009. Also, the Company estimates approximately $0.1 million will be recognized in expense in 2009 associated with amortization of accumulated prior service cost.

The Plans are unfunded, and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations as of December 31, 2008 and 2007.

(Dollars in thousands)	2008	2007

Benefit obligation at beginning of year	$15,642	$13,008
Service cost	1,288	1,022
Interest cost	1,190	943
Benefits paid	(4,648)	(84)
Curtailment gain	(342)	—
Settlement loss	1,461	—
Actuarial gain/loss, net	2,897	753

Benefit obligation at end of year	$17,488	$15,642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the balance sheet are as follows:

(Dollars in thousands)	2008	2007

Net liabilities included in accrued liabilities	$(11,027)	$(11,296)
Amounts recognized in accumulated other comprehensive loss	(6,461)	(4,346)

The Company assumed the following discount rates related to the Executive Retirement Plan and the Retirement Plan for Outside Directors and assumed the following compensation increases related to the Executive Retirement Plan as of and for each of the three years ended December 31, 2008 to measure the year-end benefit obligations and the earnings effects for the subsequent year related to the retirement plans.

	As of December 31,
	2008	2007	2006

Discount rate	6.0%	6.0%	6.4%
Compensation increases	2.7%	2.7%	2.7%

At December 31, 2008, two employees and five non-employee directors were eligible to retire under the Executive Retirement Plan or the Retirement Plan for Outside Directors. If these individuals retired at normal retirement age and received full retirement benefits based upon the terms of each applicable plan, future benefits payable are estimated to be approximately $33.6 million as of December 31, 2008.

12.  Stock and Other Incentive Plans

2007 Employees Stock Incentive Plan

The 2007 Employees Stock Incentive Plan (the “Incentive Plan”) authorizes the Company to issue 2,390,272 shares of common stock to its employees. The Incentive Plan will continue until terminated by the Company’s Board of Directors. As of December 31, 2008 and 2007, the Company had issued, net of forfeitures, a total of 822,706 and 29,332 shares, respectively, under the Incentive Plan for compensation-related awards to employees and a total of 1,567,566 and 2,360,940 authorized shares, respectively, had not been issued. Under the Incentive Plan’s predecessor plans, the Company issued 7,151 shares in 2007 and 329,404 shares were forfeited during 2008. Restricted shares issued under the Incentive Plan are generally subject to fixed vesting periods varying from three to ten years beginning on the date of issue. If an employee voluntarily terminates employment with the Company before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the employee has the right to receive dividends and the right to vote the shares. Compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 from the amortization of the value of restricted shares issued to employees was $3.7 million, $4.1 million and $3.5 million, respectively.

In November 2008, an officer of the Company voluntarily resigned from employment. As a result of his resignation, the officer forfeited 329,404 in unvested restricted shares, resulting in reversal of $1.7 million, net in compensation expense previously recognized pertaining to these unvested shares. The officer was also participant in the Executive Retirement Plan and was eligible to receive a lump-sum distribution of earned benefits under this Plan of approximately $4.5 million. The Company granted the officer 616,500 in unrestricted common shares under the Incentive Plan, which were valued at $15.90 per share on the date of grant, in satisfaction of the lump-sum pension benefit earned under the Executive Retirement Plan of approximately $4.5 million and an additional award.

In November 2008, the Company released performance based awards to 31 of its officers under the Incentive Plan totaling approximately $3.3 million which were granted in the form of restricted shares totaling approximately 130,000 shares, with vesting periods ranging from 3 to 8 years and a weighted average of 6 years. The Company expects that the issuance of these restricted shares will increase amortization expense for 2009 by approximately $0.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Incentive Plan also authorizes the Company’s Compensation Committee of its Board of Directors to grant restricted stock units or other performance units to eligible employees. Such awards, if issued, will also be subject to restrictions and other conditions as determined appropriate by the Compensation Committee. Grantees of restricted stock units will not have stockholder voting rights and will not receive dividend payments. The award of performance units does not create any stockholder rights. Upon satisfaction of certain performance targets as determined by the Compensation Committee, payment of the performance units may be made in cash, shares of common stock, or a combination of cash and common stock, at the option of the Compensation Committee. The Company has not granted any restricted stock units or other performance awards under the Incentive Plan.

Non-Employee Directors’ Stock Plan

Pursuant to the 1995 Restricted Stock Plan for Non-Employee Directors (the “1995 Directors’ Plan”), the directors’ stock vests for each director upon the date three years from the date of issue and is subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. As of December 31, 2008 and 2007, the Company had issued a total of 75,173 and 59,173 shares, respectively, pursuant to the 1995 Directors’ Plan and a total of 24,827 and 40,827 authorized shares, respectively, had not been issued. For 2008, 2007 and 2006, compensation expense resulting from the amortization of the value of these shares was $0.5 million, $0.4 million, and $0.2 million, respectively.

A summary of the activity under the Incentive Plan, and its predecessor plan, and the 1995 Directors’ Plan and related information for the three years in the period ended December 31, 2008 follows:

	2008	2007	2006

Stock-based awards, beginning of year	1,289,646	1,261,613	1,271,548
Granted	812,654	65,706	46,928
Vested	(657,888)	(35,974)	(56,116)
Forfeited	(332,684)	(1,699)	(747)

Stock-based awards, end of year	1,111,728	1,289,646	1,261,613

Weighted-average grant date fair value of:
Stock-based awards, beginning of year	$25.12	$24.85	$24.37
Stock-based awards granted during the year	$18.18	$34.99	$33.75
Stock-based awards vested during the year	$16.54	$33.17	$21.22
Stock-based awards forfeited during the year	$24.06	$34.89	$34.15
Stock-based awards, end of year	$25.71	$25.12	$24.85
Grant date fair value of shares granted during the year	$14,773,448	$2,298,787	$1,583,605

The grant date value of stock-based awards issued under the Incentive Plan and 1995 Directors’ Plan during 2008 was approximately $14.8 million with a weighted-average amortization period remaining at December 31, 2008 of approximately 1.7 years. At December 31, 2008, the amortization periods for the restricted shares granted during 2008 ranged from 9 to 94 months.

During 2008, 2007 and 2006, the Company withheld 10,935, 9,413 and 12,757 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to restricted stock that vested. During 2007, the Company also purchased 1,445 shares of common stock for cash from two officers whose shares vested. The shares were immediately retired.

401(k) Plan

The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 3% of each eligible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee’s salary, subject to certain limitations. During 2008, 2007 and 2006 the Company’s matching contributions were approximately $0.3 million, $0.3 million and $0.2 million, respectively.

Dividend Reinvestment Plan

The Company is authorized to issue 1,000,000 shares of Common Stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2008, the Company had 414,742 shares issued under the plan of which 24,970 shares were issued in 2008 and 63,600 were issued in 2007.

Employee Stock Purchase Plan

In January 2000, the Company adopted the Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of Common Stock. As of December 31, 2008 and 2007, the Company had a total of 507,958 and 590,171 shares authorized under the Employee Stock Purchase Plan, respectively, which had not been issued or optioned. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of Common Stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option (the “Exercise Date”). The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. Cash received from employees upon exercising options under the Employee Stock Purchase Plan for the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $0.3 million, and $0.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2008 is as follows:

	2008	2007	2006

Outstanding, beginning of year	179,603	171,481	158,026
Granted	194,832	128,928	148,698
Exercised	(10,948)	(9,947)	(14,958)
Forfeited	(38,325)	(43,948)	(65,135)
Expired	(74,294)	(66,911)	(55,150)

Outstanding and exercisable, end of year	250,868	179,603	171,481

Weighted-average exercise price of:
Options outstanding, beginning of year	$21.58	$30.55	$28.28
Options granted during the year	$21.58	$33.61	$28.28
Options exercised during the year	$21.24	$26.11	$28.34
Options forfeited during the year	$21.02	$26.38	$29.28
Options expired during the year	$20.20	$23.61	$30.39
Options outstanding, end of year	$19.96	$21.58	$30.55
Weighted-average fair value of options granted during the year (calculated as of the grant date)	$5.82	$8.69	$6.55
Intrinsic value of options exercised during the year	$38,537	$37,898	$167,543
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$883,055	$684,287	$1,470,003
Range of exercise prices of options outstanding (calculated as of December 31)	$19.96 - $33.61	$21.58 -$33.61	$27.07 - $34.60
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.9	0.8	0.8

The fair values for these options were estimated at the date of grant using a Black-Scholes options pricing model with the weighted-average assumptions for the options granted during the period noted in the following table. The risk-free interest rate was based on the U.S. Treasury constant maturity-nominal two-year rate whose maturity is nearest to the date of the expiration of the latest option outstanding and exercisable; the expected life of each option was estimated using the historical exercise behavior of employees; expected volatility was based on historical volatility of the Company’s stock; and expected forfeitures were based on historical forfeiture rates within the look-back period.

	2008	2007	2006

Risk-free interest rates	3.05%	4.82%	4.82%
Expected dividend yields	5.92%	4.50%	6.68%
Expected life (in years)	1.43	1.59	1.46
Expected volatility	28.6%	22.3%	19.9%
Expected forfeiture rates	82%	79%	76%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Earnings Per Share

The table below sets forth the computation of basic and diluted earnings per Common share as required by SFAS No. 128, “Earnings Per Share” for the three years in the period ended December 31, 2008.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006

Weighted average Common Shares
Weighted average Common Shares outstanding	52,846,988	48,595,003	47,803,671
Unvested restricted stock	(1,299,709)	(1,058,870)	(1,275,814)

Weighted average Common Shares — Basic	51,547,279	47,536,133	46,527,857

Weighted average Common Shares — Basic	51,547,279	47,536,133	46,527,857
Dilutive effect of restricted stock	973,353	723,195	930,052
Dilutive effect of Employee Stock Purchase Plan	44,312	32,002	41,028

Weighted average Common Shares — Diluted	52,564,944	48,291,330	47,498,937

Earnings Available to Common Stockholders
Income from continuing operations	$18,158	$11,229	$10,613
Discontinued operations	23,534	48,833	29,106

Net income	$41,692	$60,062	$39,719

Basic Earnings Per Common Share
Income from continuing operations per common share	$0.35	$0.24	$0.23
Discontinued operations per common share	0.46	1.02	0.62

Net income per common share	$0.81	$1.26	$0.85

Diluted Earnings Per Common Share
Income from continuing operations per common share	$0.35	$0.23	$0.22
Discontinued operations per common share	0.44	1.01	0.62

Net income per common share	$0.79	$1.24	$0.84

14.  Commitments and Contingencies

Construction in Progress

As of December 31, 2008, the Company had four medical office buildings under construction with estimated completion dates ranging from the third quarter of 2009 through the first quarter of 2010. During 2008, five buildings located in Arizona, Colorado and Texas that were previously under construction commenced operations and one construction project was reclassified as land held for development. Included in construction in progress was land held for future development totaling approximately $17.3 million at December 31, 2008. During 2008, the Company sold a land parcel in Illinois in which the Company had an $8.6 million investment and recognized a gain from the sale of approximately $0.4 million. The table below details the Company’s construction in progress and land held for development at December 31, 2008. The information included in the table below represents management’s estimates and expectations at December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results.

	Estimated				CIP at	Estimated	Estimated
	Completion	Property		Approximate	December 31,	Remaining	Total
State	Date	Type(1)	Properties	Square Feet	2008	Fundings	Investment
(Dollars in thousands)

Under construction:
Texas	3Q 2009	MOB	1	135,000	$18,333	$14,667	$33,000
Illinois	4Q 2009	MOB	1	100,000	10,417	15,983	26,400
Texas	4Q 2009	MOB	1	120,000	8,569	20,031	28,600
Hawaii	1Q 2010	MOB	1	133,000	30,162	55,838	86,000
Land held for development:
Texas					9,184
Texas					8,117

			4	488,000	$84,782	$106,519	$174,000

(1)	MOB-Medical office building

Other Construction

The Company had various remaining first-generation tenant improvements budgeted as of December 31, 2008 totaling approximately $17.0 million related to properties that were developed by the Company and a tenant improvement obligation totaling approximately $0.4 million related to a project developed by a joint venture acquired by the Company in 2008. The Company also had remaining commitments totaling approximately $15.6 million at December 31, 2008 related to two construction loans which the Company anticipates funding in 2009.

Operating Leases

As of December 31, 2008, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 36 real estate investments with expiration dates through 2101. The Company’s corporate office lease covers approximately 30,934 square feet of rented space and expires on October 31, 2010, with two five-year renewal options. Annual base rent on the corporate office lease increases approximately 3.25% annually and the Company’s ground leases generally increase annually based on increases in CPI. Rental expense relating to the operating leases for the years ended December 31, 2008, 2007 and 2006 was $3.3 million, $3.0 million and $4.0 million, respectively. The Company has prepaid certain of its ground leases which represented approximately $166,000, $170,000 and $59,000, respectively, of the Company’s rental expense for the years ended December 31, 2008, 2007 and 2006. The Company’s future minimum lease payments for its operating leases, excluding leases that the Company has prepaid, as of December 31, 2008 were as follows (in thousands):

2009	$3,901
2010	3,850
2011	3,329
2012	3,348
2013	3,381
2014 and thereafter	254,142

$271,951

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

On October 9, 2003, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), a wholly owned affiliate of the Company, was served with the Third Amended Verified Complaint in a stockholder derivative suit which was originally filed on August 28, 2002 in the Jefferson County, Alabama Circuit Court by a stockholder of HealthSouth Corporation. The suit alleges that certain officers and directors of HealthSouth, who were also officers and directors of Capstone, sold real estate properties from HealthSouth to Capstone and then leased the properties back to HealthSouth at artificially high values, in violation of their fiduciary obligations to HealthSouth. The Company acquired Capstone in a merger transaction in October 1998. None of the Capstone officers and directors remained in their positions following the Company’s acquisition of Capstone. The complaint seeks unspecified compensatory and punitive damages. Following the settlement of a number of claims unrelated to the claims against Capstone, the court lifted a lengthy stay on discovery in April 2007. Discovery is substantially complete, and a trial is scheduled in May 2009. In late 2008, the Company reached an agreement in principle with HealthSouth Corporation to develop and lease a new inpatient rehabilitation hospital in Arizona and to modify the terms of several existing leases. The transactions between the Company and HealthSouth are expected to be completed in the first quarter of 2009. The derivative plaintiff has agreed to settle and dismiss its claims against Capstone upon the conclusion of the transactions and the payment by the Company and HealthSouth of approximately $0.6 million each to the derivative plaintiff’s counsel. The settlement and dismissal of the case are subject to a fairness hearing and court approval. The Company believes the new development and business transactions are favorable to it and to HealthSouth and continues to deny any liability for the claims presented by the derivative plaintiff.

In connection with the stockholder derivative suit discussed above, Capstone filed a claim with its directors’ and officers’ liability insurance carrier, Twin City Fire Insurance Company (“Twin City”), an affiliate of the Hartford family of insurance companies, for indemnity against legal and other expenses incurred by Capstone related to the suit and any judgment rendered. Twin City asserted that the Company’s claim was not covered under the D&O policy and refused to reimburse Capstone’s defense expenses. In September 2005, Capstone filed suit against Twin City for coverage and performance under its insurance policy. In late 2007, the federal district judge in Birmingham, Alabama entered partial summary judgment on Capstone’s claim for advancement of defense costs under the policy under which Capstone and Twin City agreed to an interim plan for Twin City’s payment of defense costs, fees and expenses, subject to Twin City’s appeal of the partial summary judgment ruling. During 2007 and 2008, Capstone received $2.2 million from Twin City which was recorded as an offset to property operating expense on the Company’s Consolidated Statements of Income. On November 3, 2008, Capstone accepted Twin City’s oral offer to settle the dispute over coverage which provided that Capstone would retain monies received to date from Twin City of $2.2 million, and Twin City would pay Capstone an additional $0.3 million for additional incurred but unreimbursed expenses. Also on November 3, 2008, the 11th Circuit Court of Appeals issued a written opinion reversing the lower court’s ruling and ruled that the Twin City policy did not provide coverage to Capstone. Given the outcome of the appellate court’s ruling, Twin City asserted that no enforceable contract to settle existed. Capstone filed suit against Twin City on January 20, 2009 in the federal district court for the Middle District of Tennessee for breach of contract and to enforce the terms of the November 2008 oral agreement to settle. Capstone and Twin City reached an agreement to settle and dismiss the breach of contract action on February 13, 2009. The terms of the settlement require Capstone to refund $950,000 of the $2.2 million in legal fees and expenses Twin City previously reimbursed. As a result, the Company accrued the $950,000 refund to property operating expense in its 2008 operating results.

In October 2008, the Company and Methodist Health System Foundation, Inc. (the “Foundation”) agreed to settle a lawsuit filed against the Company by the Foundation. In May 2006, the Foundation filed suit against a wholly owned affiliate of the Company in the Civil District Court for Orleans Parish, Louisiana. The Foundation is the sponsor under property operating agreements which support two of the Company’s medical office buildings adjoining the Methodist Hospital in east New Orleans, which has remained closed since Hurricane Katrina struck in August 2005. Since Hurricane Katrina, the Foundation had ceased making

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments to the Company under its property operating agreements. In connection with the settlement, the Foundation agreed to pay to the Company approximately $8.6 million, of which $3.0 million was paid on December 31, 2008 and granted the Company an option to purchase the Foundation’s interest in the associated land and related ground leases for $50,000. The Foundation will pay the remaining $5.6 million in quarterly installments of approximately $0.5 million, beginning on March 31, 2009 and continuing through and including September 30, 2011. The Foundation will have no further guaranty payment obligations under the modified property operating agreements beyond the amounts payable under the settlement agreement.

The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

15.  Other Data

Taxable Income (unaudited)

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

Earnings and profits, the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income and taxable income because of different depreciation recovery periods and methods, and other items.

The following table reconciles the Company’s consolidated net income to taxable income for the three years ended December 31, 2008:

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006

Net income	$41,692	$60,062	$39,719
Items to Reconcile Net Income to Taxable Income:
Depreciation and amortization	12,667	13,733	19,499
Gain or loss on disposition of depreciable assets	(3,762)	30,548	5,010
Straight-line rent	528	(1,043)	(2,296)
VIE consolidation	—	767	1,110
Receivable allowances	2,713	(4,625)	2,603
Stock-based compensation	7,651	7,353	3,832
Other	(5,206)	7,062	5,210

	14,591	53,795	34,968

Taxable income(1)	$56,283	$113,857	$74,687

Dividends paid(2)	$81,301	$328,294	$126,205

(1)	Before REIT dividend paid deduction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Dividends paid for the year ended December 31, 2007 include the payment of a one-time special dividend of approximately $227.2 million paid from a portion of the proceeds received from the sale of the senior living assets.

Characterization of Distributions (Unaudited)

Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2008. In 2007, the Company paid a one-time special dividend to its common stockholders of $4.75 per share from a portion of the proceeds from the sale of the senior living assets.

For the three years ended December 31, 2008, 2007 and 2006, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2008		2007		2006
	Per Share	%	Per Share	%	Per Share	%

Common Stock:
Ordinary Income	$1.05	68.4%	$1.11	16.3%	$1.48	56.2%
Return of Capital	0.41	26.5%	4.44	64.9%	1.14	43.0%
20% Capital Gain	—	—	—	—	—	—
Unrecaptured section 1250 gain	0.08	5.1%	1.29	18.8%	0.02	0.8%
Qualified 5-year Capital gain	—	—	—	—	—	—

Common Stock distributions	$1.54	100.0%	$6.84	100.0%	$2.64	100.0%

State Income Taxes

The Company must pay certain state income taxes which are included in general and administrative expense on the Company’s Consolidated Statements of Income.

Effective January 1, 2007, the state of Texas implemented a new gross margins tax that taxes gross receipts from operations in Texas at 1%, less a 30% deduction for expenses. In July 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), which replaced the Michigan single business tax with a combined business income tax and modified gross receipts tax. These new taxes took effect January 1, 2008 and, for purposes of SFAS No. 109, “Accounting for Income Taxes,” are properly reflected as an income tax for financial statement reporting purposes. The enactment of the MBTA resulted in the creation of a deferred tax liability for the Company totaling $215,000. The Company will record the Texas gross margins tax and the Michigan gross receipts tax as income tax expense.

State income tax expense and state income tax payments for the three years ended December 31, 2008 are detailed in the table below.

(Dollars in thousands)	2008	2007	2006

State income tax expense:
Texas gross margins tax(1)	$686	$391	$—
Michigan gross receipts deferred tax liability	—	215	—
Other	123	88	(66)

Total state income tax expense	$809	$694	$(66)

State income tax payments, net of refunds and collections	$612	$137	$22

(1)	The twelve months ended December 31, 2008 includes $284 in state income taxes accrued and paid related to the sale of certain senior living assets in 2007. The Company recorded the $284 to the gain on sale which is included in discontinued operations on the Company’s Consolidated Statement of Income for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2008. Additionally, $63 in income taxes has been billed to tenants, of which $10 has been collected.

16.  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value as of December 31, 2008 and 2007 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses as of December 31, 2008 and 2007, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of the mortgage notes receivable is estimated either based on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently. The fair value of the notes receivable is estimated using cash flow analyses based on assumed market rates of interest consistent with rates on notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value

Notes and bonds payable	$968.9	$1,041.9	$785.3	$820.9
Mortgage notes receivable	$59.0	$58.8	$30.1	$30.0
Notes receivable, net of allowances	$0.5	$0.5	$0.6	$0.5

17.  Retirement and Termination Benefits in 2007

During the first quarter of 2007, the Company recorded a $1.5 million charge, included in general and administrative expenses in the Company’s Consolidated Statement of Income, and established a related severance and payroll tax liability of $1.5 million, included in accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheet, relating to the retirement of the Company’s Chief Operating Officer and elimination of five other officer and employee positions in the Company’s corporate and regional offices. The remaining severance liability at December 31, 2008 of $0.1 million will be paid through March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2008 and 2007 is summarized below. The results of operations have been restated, as applicable, to show the effect of reclassifying properties sold or to be sold as discontinued operations as required by SFAS No. 144.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

2008
Revenues from continuing operations	$51,367	$51,884	$53,916	$57,074

Income from continuing operations	$4,337	$4,077	$2,950	$6,794
Discontinued operations	2,462	9,689	2,577	8,806

Net income	$6,799	$13,766	$5,527	$15,600

Basic Earnings per common share:
Income from continuing operations	$0.09	$0.08	$0.06	$0.12
Discontinued operations	0.05	0.20	0.05	0.15

Net income	$0.14	$0.28	$0.11	$0.27

Diluted Earnings per common share:
Income from continuing operations	$0.09	$0.08	$0.06	$0.12
Discontinued operations	0.04	0.19	0.05	0.15

Net income	$0.13	$0.27	$0.11	$0.27

2007
Revenues from continuing operations	$48,866	$48,572	$49,637	$50,296

Income from continuing operations	$1,378	$3,029	$3,555	$3,267
Discontinued operations	34,966	10,614	1,931	1,322

Net income	$36,344	$13,643	$5,486	$4,589

Basic Earnings per common share:
Income from continuing operations	$0.03	$0.07	$0.08	$0.07
Discontinued operations	0.75	0.22	0.04	0.02

Net income	$0.78	$0.29	$0.12	$0.09

Diluted Earnings per common share:
Income from continuing operations	$0.03	$0.06	$0.07	$0.06
Discontinued operations	0.73	0.23	0.05	0.03

Net income	$0.76	$0.29	$0.12	$0.09

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in the Company’s Internal Control over Financial Reporting

None.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Healthcare Realty Trust Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. The Company’s independent registered public accounting firm, BDO Seidman, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee

We have audited Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthcare Realty Trust Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Healthcare Realty Trust Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Nashville, Tennessee
February 20, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information with respect to directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 2009 under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers

The executive officers of the Company are:

Name	Age	Position

David R. Emery	64	Chairman of the Board & Chief Executive Officer
Scott W. Holmes	54	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	42	Executive Vice President & General Counsel
B. Douglas Whitman, II	40	Executive Vice President & Chief Operating Officer

Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for nearly 40 years.

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

Mr. Whitman joined the Company in 1998, and, as the Company’s Executive Vice President & Chief Operating Officer, he is responsible for overseeing property management and operations and the acquisition and development of medical office buildings and other outpatient medical facilities. Prior to joining the Company, Mr. Whitman worked for the University of Michigan Health System and HCA Inc.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, as well as all directors, officers and employees of the Company. The Code of Ethics is posted on the Company’s website (www.healthcarerealty.com) and is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Investor Relations: Healthcare Realty Trust Incorporated, 3310 West End Avenue, Suite 700, Nashville, Tennessee 37203. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s website.

Section 16(a) Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 2009 under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Stockholder Recommendation of Director Candidates

There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 2009 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” is incorporated herein by reference.

Audit Committee

Information relating to the Company’s Audit Committee, its members and the audit committee’s financial expert is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 2009 under the caption “Committee Membership,” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 2009 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 2009 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions, and director independence, set forth respectively, in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 2009 under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance — Independence of Directors,” as applicable, are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 19, 2009 under the caption “Selection of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees,” is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Historical Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements:

The following financial statements of Healthcare Realty Trust Incorporated are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

•	Consolidated Balance Sheets — December 31, 2008 and 2007.

•	Consolidated Statements of Income for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules:

All other schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit Index

Exhibit
Number		Description of Exhibits

1.1	—	Controlled Equity Offering Sales Agreement, dated as of December 31, 2008, between the Company and Cantor Fitzgerald & Co.(1)
3.1	—	Second Articles of Amendment and Restatement of the Company.(2)
3.2	—	Amended and Restated Bylaws of the Company.(3)
4.1	—	Specimen stock certificate.(2)
4.2	—	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee).(4)
4.3	—	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee).(4)
4.4	—	Form of 8.125% Senior Note Due 2011.(4)
4.5	—	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee).(5)
4.6	—	Form of 5.125% Senior Note Due 2014.(6)
10.1	—	1995 Restricted Stock Plan for Non-Employee Directors of the Company.(7)
10.2	—	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company.(1)
10.3	—	Second Amended and Restated Executive Retirement Plan.(1)
10.4	—	Amended and Restated Retirement Plan for Outside Directors.(1)
10.5	—	2000 Employee Stock Purchase Plan.(8)
10.6	—	Dividend Reinvestment Plan.(9)

Exhibit
Number		Description of Exhibits

10.7	—	Amended and Restated Employment Agreement by and between David R. Emery and the Company.(5)
10.8	—	Employment Agreement by and between John M. Bryant, Jr. and the Company.(10)
10.9	—	Employment Agreement by and between Scott W. Holmes and the Company.(11)
10.10	—	Employment Agreement by and between B. Douglas Whitman, II and the Company.(12)
10.11	—	Credit Agreement, dated as of January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named therein.(13)
10.12	—	Amendment No. 2, dated April 17, 2008, to that certain Credit Agreement, dated January 25, 2006, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named therein.(14)
10.13	—	2007 Employees Stock Incentive Plan.(15)
10.14	—	The Company’s Long-Term Incentive Program.(16)
10.15	—	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan.(17)
10.16	—	Purchase Agreement between the Company, as Purchaser, and The Charlotte-Mecklenburg Hospital Authority, Mercy Health Services, Inc. and The Carolinas Healthcare Foundation, Inc., collectively, the Seller, dated November 4, 2008.(18)
10.17	—	Underwriting Agreement, dated September 23, 2008, by and among the Company and Wachovia Capital Markets, LLC, J.P. Morgan Securities, Inc., Banc of America Securities LLC, and UBS Securities LLC, as representatives of the several underwriters named therein.(19)
11	—	Statement re computation of per share earnings (contained in Note 13 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 in Item 8 to this Annual Report on Form 10-K).
21	—	Subsidiaries of the Registrant (filed herewith).
23	—	Consent of BDO Seidman, LLP, independent registered public accounting firm (filed herewith).
31.1	—	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Filed as an exhibit to the Company’s Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-72860) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company’s Form 10-K filed March 1, 2007 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 8-K filed January 26, 2006 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Company’s Form 8-K filed April 21, 2008 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company’s Form 8-K filed May 21, 2007 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed December 14, 2007 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Company’s Proxy Statement relating to the Annual Meeting of Stockholders held on May 13, 2008 filed with the SEC on April 2, 2008 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Company’s Form 10-Q filed November 10, 2008 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Company’s Form 8-K filed September 24, 2008 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1. 1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.1)

2. Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.2)

3. Second Amended and Restated Executive Retirement Plan (filed as Exhibit 10.3)

4. Amended and Restated Retirement Plan for Outside Directors (filed as Exhibit 10.4)

5. 2000 Employee Stock Purchase Plan (filed as Exhibit 10.5)

6. Amended and Restated Employment Agreement by and between David R. Emery and the Company (filed as Exhibit 10.7)

7. Employment Agreement by and between John M. Bryant, Jr. and the Company (filed as Exhibit 10.8)

8. Employment Agreement by and between Scott W. Holmes and the Company (filed as Exhibit 10.9)

9. Employment Agreement by and between B. Douglas Whitman, II and the Company (filed as Exhibit 10.10)

10. 2007 Employees Stock Incentive Plan (filed as Exhibit 10.13)

11. The Company’s Long-Term Incentive Program (filed as Exhibit 10.14)

12. Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan (filed as Exhibit 10.15)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 23, 2009.

HEALTHCARE REALTY TRUST
INCORPORATED

By:	/s/ David R. Emery
David R. Emery
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery David R. Emery	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2009

/s/ Scott W. Holmes Scott W. Holmes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2009

/s/ David L. Travis David L. Travis	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2009

/s/ Errol L. Biggs, Ph.D. Errol L. Biggs, Ph.D.	Director	February 23, 2009

/s/ Charles Raymond Fernandez, M.D. Charles Raymond Fernandez, M.D.	Director	February 23, 2009

/s/ Batey M. Gresham, Jr. Batey M. Gresham, Jr.	Director	February 23, 2009

/s/ Marliese E. Mooney Marliese E. Mooney	Director	February 23, 2009

/s/ Edwin B. Morris, III Edwin B. Morris, III	Director	February 23, 2009

Signature	Title	Date

/s/ John Knox Singleton John Knox Singleton	Director	February 23, 2009

/s/ Bruce D. Sullivan Bruce D. Sullivan	Director	February 23, 2009

/s/ Dan S. Wilford Dan S. Wilford	Director	February 23, 2009

Schedule II — Valuation and Qualifying Accounts at December 31, 2008
(Dollars in thousands)

		Balance at	Additions		Uncollectible
		Beginning	Charged to Costs	Charged to Other	Accounts	Balance at End
Description		of Period	and Expenses	Accounts	Written-off	of Period

2008	Accounts and notes receivable allowance	$1,499	$1,904	$—	$80	$3,323
	Preferred stock investment reserve	1,000	—	—	1,000	—

		$2,499	$1,904	$—	$1,080	$3,323

2007	Accounts and notes receivable allowance	$2,522	$986	$—	$2,009	$1,499
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$3,522	$986	—	$2,009	$2,499

2006	Accounts and notes receivable allowance	$1,998	$1,256	$—	$732	$2,522
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$2,998	$1,256	$—	$732	$3,522

Schedule III — Real Estate and Accumulated Depreciation at December 31, 2008

(Dollars in thousands)

						Buildings, Improvements,
			Land			Lease Intangibles and CIP
				Cost			Cost
				Capitalized			Capitalized			(3)(4)	(1)(4)
	Number of		Initial	Subsequent to		Initial	Subsequent		Personal	Total	Accumulated	(5)	Date	Date
Property Type	Properties	State	Investment	Acquisition	Total	Investment	to Acquisition	Total	Property	Assets	Depreciation	Encumbrances	Acquired	Constructed

Medical Office	130	AZ, CA, CO, DC, FL, GA, HI, IL, IN, KS, LA, MD, MI, MO, MS, NC, NV, SC, TN, PA, TX, VA, IA, WA, WY	$66,241	$1,073	$67,314	$1,296,686	$141,690	$1,438,376	$1,552	$1,507,242	$237,919	$69,567	1993-2008	1905-2008 4 Under Const.(2)

Physician Clinics	33	AL, AZ, CA, FL, GA, IA, IN, MA, TN, TX, VA	18,145	480	18,625	151,586	5,454	157,040	390	176,055	42,425	—	1993-2008	1968-2003

Ambulatory Care/Surgery	11	CA, FL, GA, IL, MO, NV, TX	16,375	510	16,885	76,230	6,155	82,385	87	99,357	29,348	16,537	1993-2001	1980-1997

Specialty Outpatient	7	AL, AR, FL, IA, MO, VA	2,989	1,069	4,058	25,798	—	25,798	—	29,856	8,301	1,191	1998-2008	1986-2006

Specialty Inpatient	13	AL, CA, FL, IN, PA, MI, TX	8,163	150	8,313	224,157	—	224,157	—	232,470	57,934	—	1994-2006	1983-2005

Other	10	AL, IN, MI, TN, VA	1,828	35	1,863	36,323	5,400	41,723	636	44,222	15,450	1,765	1993-2008	1967-1999

Total Real Estate	204		113,741	3,317	117,058	1,810,780	158,699	1,969,479	2,665	2,089,202	391,377	89,060

Land Held for Development			—	—	—	17,301	—	17,301	—	17,301	—	—

Corporate Property			—	—	—	—	—	—	14,350	14,350	5,888	—

Total Property	204		$113,741	$3,317	$117,058	$1,828,081	$158,699	$1,986,780	$17,015	$2,120,853	$397,265	$89,060

(1)	Includes 12 assets held for sale at 12/31/08 of approximately $119.1 million (gross) and accumulated depreciation of $29.9 million and six assets at 12/31/07 of $25.9 million (gross) and accumulated depreciation of $10.5 million. There were no assets held for sale at 12/31/06.

(2)	Development at 12/31/08.

(3)	Total assets at 12/31/08 have an estimated aggregate total cost of $2.0 billion for federal income tax purposes.

(4)	Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 39.0 years, lease intangibles over 1.3 to 93 years, and personal property over 3 to 15 years, and land improvements over 9.5 to 15 years.

(5)	Includes discounts totaling $7.4 million as of December 31, 2008.

(6)	Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2008, 2007 and 2006:

	Year to Date		Year to Date		Year to Date
	Ending 12/31/08(1)		Ending 12/31/07(1)		Ending 12/31/06(1)
	Total	Accumulated	Total	Accumulated	Total	Accumulated
(Dollars in thousands)	Property	Depreciation	Property	Depreciation	Property	Depreciation

Beginning Balance	$1,722,491	$355,919	$1,928,326	$373,706	$1,855,149	$320,487
Additions during the period:
Real Estate	362,073	52,451	58,615	51,901	87,903	62,676
Corporate Property	320	651	765	184	300	576
Construction in Progress	74,085	—	74,955	—	40,133	—
Retirements/dispositions:
Real Estate	(38,103)	(11,746)	(339,060)	(69,523)	(55,106)	(9,980)
Corporate Property	(13)	(10)	(1,110)	(349)	(53)	(53)

Ending Balance	$2,120,853	$397,265	$1,722,491	$355,919	$1,928,326	$373,706

Schedule IV — Mortgage Loans on Real Estate at December 31, 2008
(Dollars in thousands)

				Periodic	Original
	Interest		Maturity	Payment	Face	Carrying
Description	Rate		Date	Terms	Amount	Amount	Balloon

Physician clinic facility located in California	8.30%		5/12/2016	(1)	$14,920	$14,920	$13,895	(4)
Physician clinic facility located in Texas	8.50%		9/1/2031	(2)	1,986	1,925	—	(5)
Medical office building in Iowa (construction loan)	1.54	%(7)	6/30/2009	(3)	43,764	34,160	34,160	(6)
Ambulatory care/surgery center in Iowa (construction loan)	1.54	%(8)	10/31/2009	(3)	14,011	7,996	7,996	(7)

Total Mortgage Notes Receivable						$59,001

(1)	Interest only until May 12, 2011, then principal and interest amortized monthly based on a 25-year amortization schedule.

(2)	Paid in monthly installments of principal and interest. Fully amortized over 300 months.

(3)	Interest only until maturity. Principal payments may be made during term without penalty with remaining principal balance due at maturity.

(4)	Prepayment of all or part of the principal, with premium, may be made anytime after May 12, 2008. The balloon amount above represents the principal amount due at maturity.

(5)	Prepayment may be made at anytime after July 5, 2010.

(6)	Prepayment may be made at anytime.

(7)	Interest rate at December 31, 2008 based on LIBOR + 1.10%. As of March 1, 2009, the interest rate will be based on LIBOR + 6.00%, capped at 8.00%.

(8)	Upon repayment in full, the borrower shall pay holder an exit fee.

(9)	A rollforward of Mortgage Loans on Real Estate for the three years ended December 31, 2008:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Balance at beginning of period	$30,117	$73,856	$105,795
Additions during period:
New or acquired mortgages	7,996	14,150	37,787
Increased funding on existing mortgages	28,974	—	—

	36,970	14,150	37,787
Deductions during period:
Scheduled principal payments	(29)	(84)	(347)
Principal repayments and reductions(10)	(8,057)	(57,805)	(69,124)
Amortization	—	—	(255)

	(8,086)	(57,889)	(69,726)

Balance at end of period	$59,001	$30,117	$73,856

(10)	Principal repayments for the years ended December 31, 2008 and 2007 includes unscheduled principal reductions on mortgage notes of $5.6 million and $0.9 million, respectively.