Form 10-Q
period 2009-03-31
HEALTHCARE REALTY TRUST INC
filed 2009-05-11
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2009, 59,308,941 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Real estate properties:
Land	$111,563	$107,555
Buildings, improvements and lease intangibles	1,850,423	1,792,402
Personal property	17,121	16,985
Construction in progress	105,842	84,782

	2,084,949	2,001,724
Less accumulated depreciation	(391,643)	(367,360)

Total real estate properties, net	1,693,306	1,634,364

Cash and cash equivalents	12,376	4,138
Mortgage notes receivable	53,295	59,001
Assets held for sale and discontinued operations, net	12,180	90,233
Other assets, net	76,311	77,044

Total assets	$1,847,468	$1,864,780

LIABILITIES AND EQUITY

Liabilities:
Notes and bonds payable	$950,807	$940,186
Accounts payable and accrued liabilities	50,644	45,937
Liabilities held for sale and discontinued operations	5	32,821
Other liabilities	49,757	49,589

Total liabilities	1,051,213	1,068,533

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 59,308,285
and 59,246,284 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	593	592
Additional paid-in capital	1,492,005	1,490,535
Accumulated other comprehensive loss	(6,461)	(6,461)
Cumulative net income	757,739	736,874
Cumulative dividends	(1,449,549)	(1,426,720)

Total stockholders’ equity	794,327	794,820
Noncontrolling interests	1,928	1,427

Total equity	796,255	796,247

Total liabilities and equity	$1,847,468	$1,864,780

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended March 31, 2009 and 2008
(Dollars in thousands, except per share data)
(Unaudited)

	2009	2008

REVENUES
Master lease rent	$15,737	$15,773
Property operating	42,910	32,115
Straight-line rent	351	(61)
Mortgage interest	489	525
Other operating	3,509	3,850

	62,996	52,202

EXPENSES
General and administrative	6,967	6,045
Property operating	23,363	18,251
Bad debts, net of recoveries	435	145
Depreciation	15,753	11,489
Amortization	1,481	585

	47,999	36,515

OTHER INCOME (EXPENSE)
Re-measurement gain of equity interest upon acquisition	2,701	—
Interest expense	(10,074)	(10,878)
Interest and other income, net	155	136

	(7,218)	(10,742)

INCOME FROM CONTINUING OPERATIONS	7,779	4,945

DISCONTINUED OPERATIONS
Income from discontinued operations	514	1,249
Impairments	(22)	(29)
Gain on sales of real estate properties	12,609	637

INCOME FROM DISCONTINUED OPERATIONS	13,101	1,857

NET INCOME	20,880	6,802

Less: Net income attributable to noncontrolling interests	(15)	(3)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$20,865	$6,799

Basic Earnings Per Common Share
Income from continuing operations	$0.13	$0.10
Discontinued operations	0.23	0.04

Net income attributable to common stockholders	$0.36	$0.14

Diluted Earnings Per Common Share
Income from continuing operations	$0.13	$0.10
Discontinued operations	0.22	0.03

Net income attributable to common stockholders	$0.35	$0.13

Weighted Average Common Shares Outstanding — Basic	58,130,574	49,413,058

Weighted Average Common Shares Outstanding — Diluted	58,847,384	50,407,119

Dividends Declared, per Common Share, During the Period	$0.385	$0.385

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	2009	2008

Operating Activities
Net income	$20,880	$6,802
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,680	13,119
Stock-based compensation	1,288	1,296
Straight-line rent receivable	(353)	64
Straight-line rent liability	113	43
Gain on sales of real estate properties	(12,609)	(637)
Re-measurement gain of equity interest upon acquisition	(2,701)	—
Impairments	22	29
Equity in losses from unconsolidated joint ventures	2	264
Provision for bad debts, net of recoveries	437	217
State income taxes paid, net of refunds	53	—
Payment of partial pension settlement	(2,300)	—
Changes in operating assets and liabilities:
Other assets	1,199	6,374
Accounts payable and accrued liabilities	1,090	3,779
Other liabilities	2,727	408

Net cash provided by operating activities	27,528	31,758

Investing Activities
Acquisition and development of real estate properties	(33,076)	(19,560)
Funding of mortgages and notes receivable	(3,451)	(1,265)
Distributions received from unconsolidated joint ventures	—	423
Proceeds from sales of real estate	63,907	3,415
Proceeds from mortgages and notes receivable repayments	38	36

Net cash provided by (used in) investing activities	27,418	(16,951)

Financing Activities
Net borrowings (repayments) on unsecured credit facility	(4,000)	8,000
Repayments on notes and bonds payable	(20,548)	(907)
Quarterly dividends paid	(22,829)	(19,533)
Proceeds from issuance of common stock	183	185
Proceeds received from noncontrolling interests	529	—
Distributions to noncontrolling interests	(43)	(3)

Net cash used in financing activities	(46,708)	(12,258)

Increase in cash and cash equivalents	8,238	2,549
Cash and cash equivalents, beginning of period	4,138	8,519

Cash and cash equivalents, end of period	$12,376	$11,068

Supplemental Cash Flow Information:
Interest paid	$3,101	$2,775
Capitalized interest	$2,145	$1,658
Capital expenditures accrued	$15,764	$4,842
Mortgage note payable assumed upon acquisition of joint venture interest (adjusted to fair value)	$11,716	$—
Mortgage note payable assumed by purchaser upon sale of joint venture interest	$5,425	$—
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
          Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.1 billion in 204 real estate properties and mortgages as of March 31, 2009, excluding assets classified as held for sale and including an investment in an unconsolidated joint venture. The Company’s 199 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 28 states, totaling approximately 12.1 million square feet. As of March 31, 2009, the Company provided property management services to approximately 8.5 million square feet nationwide.
Principles of Consolidation
          The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and certain other affiliated entities with respect to which the Company controlled or controls the operating activities and receives substantially all of the economic benefits.
          The Company accounts for its joint venture investments in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of all Majority-Owned Subsidiaries,” Accounting Principles Board Standard No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and the American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” which provide guidance on whether an entity should consolidate an investment or account for it under the equity or cost methods. The Company’s investment in its unconsolidated joint ventures is included in other assets and the related equity income is recognized in other income (expense) on the Company’s Condensed Consolidated Financial Statements. On January 1, 2009, the Company adopted SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements and eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. In addition, net income attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. SFAS No. 160 requires prospective treatment, except for the presentation and disclosure requirements, which require retrospective treatment. The adoption of SFAS No. 160 did not have a significant impact on the Company’s consolidated financial position or earnings per share.
          The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. All significant inter-company accounts and transactions have been eliminated in the Condensed Consolidated Financial Statements.
          This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2009 due to many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of trends.

Use of Estimates in the Condensed Consolidated Financial Statements
          Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Segment Reporting
          The Company owns, acquires, manages, finances, and develops outpatient, healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company discloses its operating results in a single segment.
Reclassifications
          Certain amounts in the Company’s Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale, and related liabilities, have been reclassified on the Company’s Condensed Consolidated Balance Sheet and the operating results of those assets have been reclassified from continuing to discontinued operations for all periods presented. Also, in accordance with SFAS No. 160, all prior period noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets have been reclassified from liabilities to equity and all prior period noncontrolling interests’ net income on the Company’s Condensed Consolidated Statements of Income have been reclassified to specifically identify net income attributable to the noncontrolling interests.
Revenue Recognition
          The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). SAB No. 104 includes four criteria that must be met before revenue is realized or realizable and earned. The Company begins recognizing revenue when all four criteria have been met, such as persuasive evidence of an arrangement exists, the tenant has taken possession of and controls the physical use of the leased asset, and collectibility is reasonably assured.
          The Company derives most of its revenues from its real estate and mortgage notes receivable portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsors or borrowers. These contractual arrangements generally fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in master lease rent, property operating income, or mortgage interest income on the Company’s Condensed Consolidated Statements of Income, based on the type of contractual agreement.
     Rental Income
          Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company’s lease agreements generally include provisions for stated annual increases or increases based on increases in a Consumer Price Index (“CPI”). Rental income from properties under master lease arrangements with tenants is included in master lease rent, and rental income from properties with multiple tenant lease arrangements is included in property operating income on the Company’s Condensed Consolidated Statements of Income.
     Interest Income
          Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortization period specific to each note.
     Property operating income
          As of March 31, 2009, the Company had property operating agreements, between the Company and a sponsoring health system, related to eight of the Company’s 199 owned real estate properties. The property operating agreements obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in return for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to pay to the Company the shortfall under the terms of these agreements. The Company recognizes the shortfall income in other operating income on the Company’s Condensed Consolidated Statements of Income.

Accumulated Other Comprehensive Loss
          SFAS No. 130, “Reporting Comprehensive Income,” requires that foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities, as well as other items, be included in comprehensive income (loss). The Company includes in accumulated other comprehensive loss its cumulative adjustment related to the adoption and subsequent application of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R),” which is generally recognized in the fourth quarter of each year. Total comprehensive income for the three months ended March 31, 2009 and 2008 was the same as net income.
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
          The Company classifies interest and penalties related to uncertain tax positions, if any, in its Condensed Consolidated Financial Statements as a component of general and administrative expense.
Incentive Plans
          The Company follows the provisions of SFAS No. 123(R), “Share-Based Payment,” for accounting for its stock-based awards. As of March 31, 2009, the Company had issued and outstanding various employee and non-employee stock-based awards. These awards included restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plan.
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
Operating Leases
          As described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company is obligated under operating lease agreements consisting primarily of its corporate office lease and various ground leases related to the Company’s real estate investments where the Company is the lessee.
Discontinued Operations and Assets Held for Sale
          The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Income in accordance with the criteria established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Pursuant to SFAS No. 144, a company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets classified as held for sale on the Company’s Condensed Consolidated Balance Sheet are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Condensed Consolidated Statements of Income. As of March 31, 2009, the Company had three real estate properties classified as held for sale.

Land Held for Development
          Land held for development, which is included in construction in progress on the Company’s Condensed Consolidated Balance Sheet, includes parcels of land owned by the Company, upon which the Company intends to develop and own medical office and outpatient healthcare properties. See Note 6 for a detail of the Company’s land held for development.
Fair Value Measurements
          The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets and liabilities on January 1, 2008 and for its non-financial assets and liabilities on January 1, 2009. The adoption of SFAS No. 157 has not had a significant impact on the Company’s financial position or results of operations. SFAS No. 157 defines fair value, expands disclosure requirements about fair value measurements, and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. SFAS No. 157 requires a company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.
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
Real Estate Properties
          Real estate properties are recorded at cost. The cost of real estate properties acquired is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property based upon estimated fair values at the time of acquisition in accordance with SFAS No. 141(R), “Business Combinations,” as revised (“SFAS No. 141(R)”) which the Company adopted on January 1, 2009. SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Prior to the adoption of SFAS No. 141(R), the Company applied SFAS No. 141, “Business Combinations.”
Note 2. Real Estate and Mortgage Notes Receivable Investments
          The Company had investments of approximately $2.1 billion in 204 real estate properties and mortgage notes receivable as of March 31, 2009, excluding assets classified as held for sale and including an investment in an unconsolidated joint venture. The Company’s 199 owned real estate properties, excluding assets classified as held for sale, are located in 28 states with approximately 12.1 million total square feet. The table below details the Company’s investments.

	Number of	Investment		Square
(Dollars and Square Feet in thousands)	Investments	Amount	%	Feet

Owned properties
Master leases
Medical office	19	$150,894	7.0%	973
Physician clinics	19	134,405	6.3%	774
Ambulatory care/surgery	7	40,505	1.9%	160
Specialty outpatient	7	29,856	1.4%	127
Specialty inpatient	12	218,611	10.2%	864
Other	10	44,461	2.1%	498

	74	618,732	28.9%	3,396
Financial support agreements
Medical office	8	83,022	3.9%	621

	8	83,022	3.9%	621
Multi-tenanted with occupancy leases
Medical office	101	1,252,335	58.5%	7,536
Physician clinics	12	39,545	1.8%	246
Ambulatory care/surgery	4	59,570	2.8%	268

	117	1,351,450	63.1%	8,050

Land held for development	—	17,301	0.8%	—
Corporate property	—	14,444	0.7%	—

	—	31,745	1.5%	—

Total owned properties	199	2,084,949	97.4%	12,067

Mortgage notes receivable
Medical office	1	27,157	1.3%	—
Physician clinics	2	16,841	0.8%	—
Ambulatory care/surgery	1	9,297	0.4%	—

	4	53,295	2.5%	—
Unconsolidated joint ventures, net
Other	1	1,082	0.1%	—

	1	1,082	0.1%	—

Total real estate investments	204	$2,139,326	100.00%	12,067

Note 3. Acquisitions and Dispositions
Asset Acquisitions
          In January 2009, the Company acquired the remaining 50% equity interest in a joint venture (Unico 2006 MOB) which owns a 62,246 square foot on-campus medical office building in Oregon, for approximately $4.4 million in cash consideration. The building is approximately 97% occupied with lease maturities ranging from 2009 through 2025. In connection with the acquisition, the Company assumed an outstanding mortgage note payable held by the joint venture totaling approximately $12.8 million which bears an effective rate of 6.51% (including the $1.1 million fair value adjustment) and matures in 2021. Prior to the acquisition, the Company had a 50% equity investment in the joint venture totaling approximately $1.7 million which it accounted for under the equity method. In connection with the acquisition and in accordance with SFAS No. 141(R), the Company re-measured its previously held equity interest at the acquisition-date fair value and recognized a gain on the re-measurement of approximately $2.7 million which is recognized as income in the first quarter of 2009.
          In February 2009, a joint venture (HR Ladco Holdings, LLC), in which the Company has an 80% controlling interest, acquired a 33,974 square foot medical office building in Iowa for $10.7 million. The property is 100% leased and occupied by two tenants with lease expirations in 2018. The building was constructed by the joint venture’s noncontrolling interest holder and the construction was funded by the Company through a construction loan. Upon acquisition by the joint venture, $8.0 million of the Company’s construction financing was converted to a mortgage note payable to the Company, with the remaining $1.1 million in construction financing added to the Company’s equity investment in the joint venture.
Asset Dispositions
          In February 2009, the Company disposed of the following:
•	The sale of an 11,538 square foot medical office building in Florida in which the Company had an aggregate investment of approximately $1.4 million ($1.0 million, net). The Company received approximately $1.4 million in net proceeds and recognized a gain on sale of approximately $0.4 million.

•	Completed the sale of a 139,467 square foot medical office building in Wyoming to the sponsor for $21.4 million. In December 2008, the Company received a $2.4 million deposit from the sponsor on the sale and received a $7.2 million termination fee from the sponsor for the termination of its financial support agreement with the Company. In February 2009, the Company received the remaining consideration of approximately $19.0 million (plus $0.2 million of interest). The Company had an aggregate investment of approximately $20.0 million ($15.8 million, net) in the medical office building and recognized a gain on sale of approximately $5.6 million.

•	The sale of the Company’s membership interests in an entity which owned an 86,942 square foot medical office building in Washington. The Company acquired the entity in December 2008 and had an aggregate and net investment of approximately $10.7 million. The Company received approximately $5.3 million in net proceeds, and the purchaser assumed the mortgage note secured by the property of approximately $5.4 million. The Company recognized a $22,000 impairment charge on the disposition related to closing costs.
          In March 2009, the Company disposed of a 198,064 square foot medical office building in Nevada in which the Company had an aggregate investment of approximately $46.8 million ($32.7 million, net). The Company received approximately $38.0 million in net proceeds and concurrently paid off a $19.5 million mortgage note secured by the property. The Company recognized a gain on sale of approximately $6.6 million, net of liabilities of $1.3 million, and including the reversal of a $1.0 million unamortized premium related to the note.
Pending Disposition
          In August 2008, the Company entered into an agreement to sell a 113,555 square foot specialty inpatient facility in Michigan to the tenant. The Company’s aggregate investment in the building was approximately $13.9 million ($10.8 million, net) at March 31, 2009. The Company sold this property in the second quarter of 2009 for approximately $18.5 million and expects to recognize a gain on sale of approximately $7.6 million, net of closing costs. In accordance with SFAS No. 144, the property is classified as held for sale and is included in discontinued operations on the Company’s financial statements as of and for the three months ended March 31, 2009.
Discontinued Operations and Assets Held for Sale
          The tables below detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Income and included in assets and liabilities held for sale and discontinued operations on the Company’s Condensed Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, the Company had three and 12 properties, respectively, classified as held for sale. Four of the properties held for sale at December 31, 2008 were sold during the first quarter of 2009, three of the properties remain in held for sale at March 31, 2009, and five of the properties were reclassified to held for use during the first quarter of 2009. The tenant of these five properties had exercised purchase options on each of these properties during 2008 but did not complete the purchase. Because the sale became improbable, the Company reclassified the properties out of held for sale and discontinued operations on the Company’s Condensed Consolidated Balance Sheet, and the operations of the properties were reclassified from discontinued operations to continuing operations on the Company’s Condensed Consolidated Statements of Income. Also, in accordance with SFAS No. 144, the Company recorded a depreciation adjustment in the first quarter of 2009 totaling approximately $0.5 million to reduce the Company’s carrying amounts of the properties to their respective adjusted net book values.

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Balance Sheet data (as of the period ended):
Land	$4,993	$9,503
Buildings, improvements and lease intangibles	11,187	109,596
Personal property	—	30

	16,180	119,129
Accumulated depreciation	(4,004)	(29,905)

Assets held for sale, net	12,176	89,224

Other assets, net (including receivables)	4	1,009

Assets of discontinued operations, net	4	1,009

Assets held for sale and discontinued operations, net	$12,180	$90,233

Notes and bonds payable	$—	$5,452

Liabilities held for sale	—	5,452

Notes and bonds payable	—	23,281
Accounts payable and accrued liabilities	5	409
Other liabilities	—	3,679

Liabilities of discontinued operations	5	27,369

Liabilities held for sale and discontinued operations	$5	$32,821

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2009	2008

Statements of Income data (for the period ended):
Revenues (1)
Master lease rent	$565	$1,157
Property operating	821	1,924
Straight-line rent	2	(3)
Other operating	216	251

	1,604	3,329
Expenses (2)
Property operating	632	888
Other operating	(9)	—
Bad debt expense, net of recoveries	2	71
Depreciation	—	703
Amortization	—	10

	625	1,672
Other Income (Expense) (3)
Interest expense	(464)	(408)
Interest and other income, net	(1)	—

	(465)	(408)

Income from Discontinued Operations	514	1,249
Impairments	(22)	(29)
Gain on sales of real estate properties	12,609	637

Income from Discontinued Operations	$13,101	$1,857

Income from Discontinued Operations per basic common share	$0.23	$0.04

Income from Discontinued Operations per diluted common share	$0.22	$0.03

(1)	The three months ended March 31, 2009 includes $0.4 million related to properties classified as held for sale and $1.2 million related to properties sold. The three months ended March 31, 2008 includes $0.4 million related to properties classified as held for sale and $2.9 million related to properties sold.

(2)	The three months ended March 31, 2009 includes $0.6 million related to properties previously sold. The three months ended March 31, 2008 includes $0.1 million related to properties classified as held for sale and $1.6 million related to properties sold.

(3)	These amounts relate to properties sold.

Note 4. Notes and Bonds Payable
          The Company’s Condensed Consolidated Balance Sheet as of December 31, 2008 included four mortgage notes totaling $28.7 million in liabilities held for sale and discontinued operations. During the first quarter of 2009, as discussed in more detail in Note 3 and as reflected on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2009, the Company reclassified five properties and the related mortgage notes totaling $3.7 million previously included in held for sale to held for use. In the table below, the Company has also included those mortgage notes in the December 31, 2008 column to conform to the March 31, 2009 presentation.

	Mar. 31,	Dec. 31,	Maturity	Contractual	Principal	Interest
(In thousands)	2009	2008	Dates	Interest Rates	Payments	Payments

Unsecured Credit Facility	$325,000	$329,000	1/10	LIBOR + 0.90%	At maturity	Quarterly
Senior Notes due 2011, including premium	286,840	286,898	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	263,992	263,961	4/14	5.125%	At maturity	Semi-Annual
Mortgage notes payable, net of discounts	74,975	64,060	5/11-10/32	5.00%-7.625%	Monthly	Monthly

	$950,807	$943,919

          The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2009, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Unsecured Credit Facility
          In January 2006, the Company entered into a $400.0 million credit facility (the “Unsecured Credit Facility”) with a syndicate of 10 banks, which is due in January 2010. Loans outstanding under the Unsecured Credit Facility bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the Company’s unsecured debt ratings. Additionally, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. At March 31, 2009, the Company had $325.0 million outstanding under the facility with a weighted average interest rate of approximately 1.42% and had borrowing capacity remaining, under its financial covenants, of approximately $75.0 million.
Senior Notes due 2011
          In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.20% interest rate per annum upon issuance. The Company entered into interest rate swap agreements between 2001 and 2006 for notional amounts totaling $125.0 million to offset changes in the fair value of the notes but terminated the interest rate swaps in 2006. The net premium resulting from the interest rate swaps, net of the original discount, is combined with the principal balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets and is being amortized against interest expense over the remaining term of the notes yielding an effective interest rate on the notes of 7.896%. The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(In thousands)	2009	2008

Senior Notes due 2011 face value	$286,300	$286,300
Unamortized net gain (net of discount)	540	598

Senior Notes due 2011 carrying amount	$286,840	$286,898

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

		December 31,
(In thousands)	March 31, 2009	2008

Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(745)	(776)

Senior Notes due 2014 carrying amount	$263,992	$263,961

Mortgage Notes Payable
          The following table details the Company’s mortgage notes payable, with related collateral, at March 31, 2009. The December 31, 2008 column has been adjusted to include $3.7 million in mortgage notes that were included in held for sale at December 31, 2008 but were subsequently reclassified to held for use during the first quarter of 2009, as discussed in more detail in Note 3.

						Investment in	Contractual
		Effective		Number		Collateral	Balance at
	Original	Interest	Maturity	of Notes		at Mar. 31,	Mar. 31,	Dec. 31,
(Dollars in millions)	Balance	Rate (10)	Date	Payable	Collateral (11)	2009	2009	2008

Life Insurance Co. (1)	$4.7	7.765%	1/17	1	MOB	$11.3	$2.7	$2.7
Commercial Bank (2)	23.4	7.220%	5/11	5	4 MOBs/1 ASC	54.4	6.8	7.5
Commercial Bank (3)	1.8	5.550%	10/32	1	OTH	7.7	1.8	1.8
Life Insurance Co. (4)	15.1	5.490%	1/16	1	ASC	32.5	14.1	14.2
Commercial Bank (5)	17.4	6.480%	6/15	1	MOB	19.7	14.3	14.3
Commercial Bank (6)	12.0	6.110%	8/20	1	2 MOBs	19.3	9.6	9.6
Commercial Bank (7)	15.2	7.650%	7/15	1	MOB	19.7	12.8	12.8
Life Insurance Co. (8)	1.5	6.810%	7/16	1	SOP	2.2	1.2	1.2
Commercial Bank (9)	12.8	6.510%	2/21	1	ASC	20.5	11.7	—

				13		$187.3	$75.0	$64.1

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(3)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(5)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $2.6 million and $2.7 million as of March 31, 2009 and December 31, 2008, respectively.

(6)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $2.1 million as of March 31, 2009 and December 31, 2008.

(7)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on a 11-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $2.4 million as of March 31, 2009 and December 31, 2008.

(8)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $0.2 million as of March 31, 2009 and December 31, 2008.

(9)	Payable in monthly installments of principal and interest based on a 12-year amortization with the final payment due at maturity. The Company acquired this mortgage note during 2009 and the balance reflects a discount of $1.0 million as of March 31, 2009.

(10)	The contractual interest rates ranged from 5.00% to 7.625% at March 31, 2009.

(11)	MOB-Medical office building; ASC-Ambulatory Care/Surgery; SOP-Specialty Outpatient; OTH-Other.
Long-Term Debt Maturities
          Future maturities of the Company’s notes and bonds payable as of March 31, 2009 were as follows:

		Discount/	Total
	Principal	Premium	Notes and
(Dollars in thousands)	Maturities	Amortization	Bonds Payable	%

2009	$3,255	$(513)	$2,742	0.3%
2010 (1)	329,687	(783)	328,904	34.6%
2011	289,603	(1,014)	288,589	30.3%
2012	1,838	(1,171)	667	0.1%
2013	1,950	(1,240)	710	0.1%
2014 and thereafter	332,944	(3,749)	329,195	34.6%

	$959,277	$(8,470)	$950,807	100.0%

(1)	Includes $325.0 million outstanding on the Unsecured Credit Facility.

Note 5. Other Assets
          Other assets consist primarily of receivables, straight-line rent receivables, and intangible assets. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	March 31,	December 31,
(In millions)	2009	2008

Straight-line rent receivables	$24.1	$23.2
Equity investments in joint ventures	1.1	2.8
Prepaid assets	20.6	21.0
Accounts receivable, net	6.5	7.0
Above-market intangible assets, net	11.5	11.7
Deferred financing costs, net	2.7	3.1
Goodwill	3.5	3.5
Customer relationship intangible assets, net	1.2	1.2
Notes receivable, net	0.5	0.5
Other	4.6	3.0

	$76.3	$77.0

Equity investments in unconsolidated joint ventures
          At March 31, 2009 and December 31, 2008, the Company had investments in one and two unconsolidated joint ventures, respectively, which had investments in real estate properties. In January 2009, the Company acquired the remaining membership interest in one joint venture previously accounted for under the equity method. The Company accounts for its remaining joint venture investment under the cost method. The Company’s net investments in the joint venture are included in other assets on the Company’s Condensed Consolidated Balance Sheet, and the related income or loss is included in interest and other income, net on the Company’s Condensed Consolidated Statements of Income. The Company recognized income of approximately $74,000 and $269,000 for the three months ended March 31, 2009 and 2008, respectively, related to the joint venture accounted for under the cost method. The Company’s income (loss) recognized and distributions received for each period related to its joint ventures accounted for under the equity method are shown in the table below. The equity in losses for the three months ended March 31, 2008 included $0.3 million relating to a depreciation adjustment for the prior year recognized in the first quarter of 2008.

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Net joint venture investments, beginning of period	$2,784	$18,356
Equity in losses recognized during the period	(2)	(264)
Acquisition of remaining equity interest in a joint venture	(1,700)	—
Distributions received during the period	—	(423)

Net joint venture investments, end of period	$1,082	$17,669

Note 6. Commitments and Contingencies
Construction in Progress
          As of March 31, 2009, the Company had four medical office buildings under construction with estimated completion dates ranging from the third quarter of 2009 through the second quarter of 2010. The Company also had land held for development at March 31, 2009 of approximately $17.3 million on which the Company expects to develop and own medical office and outpatient-related facilities. The table below details the Company’s construction in progress and land held for development as of March 31, 2009. The information included in the table below represents management’s estimates and expectations at March 31, 2009, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	March 31,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2009	Funding	Investment
(Dollars in thousands)

Under construction:
Texas	3Q 2009	MOB	1	135,000	$23,882	$9,118	$33,000
Illinois	4Q 2009	MOB	1	100,000	12,644	13,756	26,400
Texas	4Q 2009	MOB	1	120,000	13,567	15,033	28,600
Hawaii	2Q 2010	MOB	1	133,000	38,448	47,552	86,000

Land held for development:
Texas			—		9,184
Texas			—		8,117

			4	488,000	$105,842	$85,459	$174,000

(1)	MOB-Medical office building.
Other Construction
          The Company also had various remaining first-generation tenant improvements budgeted as of March 31, 2009 totaling approximately $23.4 million related to properties that were developed by the Company and a tenant improvement obligation totaling approximately $0.4 million related to a project developed by a joint venture acquired by the Company in 2008. The Company also had remaining commitments totaling approximately $8.6 million at March 31, 2009 related to two construction loans which the Company anticipates funding in 2009.
Legal Proceedings
          The Company has previously reported on the involvement of a wholly-owned affiliate, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), as a defendant in a shareholder derivative suit filed by a HealthSouth Corporation (“HealthSouth”) shareholder and the terms of an agreed proposed settlement of the claims against Capstone. The settlement transactions between Capstone and HealthSouth were concluded in March 2009, and the court approved the settlement and dismissal of the case against Capstone on May 8, 2009. In connection with the settlement, the Company entered into agreements with HealthSouth Corporation to purchase and lease a new inpatient rehabilitation hospital in Arizona and to modify the terms of several existing leases. HealthSouth and Capstone each also agreed to pay $0.6 million to the derivative plaintiff’s counsel. Management believes the new development and business transactions are favorable to the Company, and the Company continues to deny any liability for the claims presented by the derivative plaintiff.
          The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Note 7. Stockholders’ Equity
Common Stock Dividends
          During 2009, the Company’s Board of Directors declared common stock cash dividends as shown in the table below:

	Per Share			Date Paid
Dividend	Amount	Date of Declaration	Date of Record	(* Payable)

4th Quarter 2008	$0.385	February 3, 2009	February 20, 2009	March 5, 2009
1st Quarter 2009	$0.385	May 5, 2009	May 22, 2009	* June 5, 2009

Earnings per share
          The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share” for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2009	2008

Weighted average shares
Weighted average shares outstanding	59,294,999	50,732,112
Unvested restricted stock	(1,164,425)	(1,319,054)

Weighted average shares — Basic	58,130,574	49,413,058

Weighted average shares — Basic	58,130,574	49,413,058
Dilutive effect of restricted stock	647,429	939,270
Dilutive effect of employee stock purchase plan	69,381	54,791

Weighted average shares — Diluted	58,847,384	50,407,119

Net income
Income from continuing operations	$7,779	$4,945
Noncontrolling interests’ share in earnings	(15)	(3)

Income from continuing operations attributable to common stockholders	7,764	4,942
Discontinued operations	13,101	1,857

Net income attributable to common stockholders	$20,865	$6,799

Basic earnings per common share
Income from continuing operations	$0.13	$0.10
Discontinued operations	0.23	0.04

Net income attributable to common stockholders	$0.36	$0.14

Diluted earnings per common share
Income from continuing operations	$0.13	$0.10
Discontinued operations	0.22	0.03

Net income attributable to common stockholders	$0.35	$0.13

Incentive Plans
          The Company has issued and outstanding various stock-based awards. These awards include restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plan.
          A summary of the activity under the incentive plans for the three months ended March 31, 2009 and 2008 is included in the table below.

	Three Months Ended
	March 31,
	2009	2008

Stock-based awards, beginning of period	1,111,728	1,289,646
Granted	48,402	49,704
Vested	(1,809)	(33,388)
Forfeited	—	(3,280)

Stock-based awards, end of period	1,158,321	1,302,682

          Under the Company’s employee stock purchase plan, in January of each year each eligible employee is able to purchase up to $25,000 of Common Stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the employee stock purchase plan expire if not exercised 27 months after each such option’s date of grant. In accordance with SFAS No. 123(R), the Company recorded approximately $280,000 to general and administrative expenses during the first quarter of 2009 relating to the annual grant of options to its employees under the employee stock purchase plan.
          A summary of the activity under the employee stock purchase plan for the three months ended March 31, 2009 and 2008 is included in the table below.

	Three Months Ended
	March 31,
	2009	2008

Outstanding and exercisable, beginning of period	250,868	179,603
Granted	219,184	194,832
Exercised	(3,848)	(2,104)
Forfeited	(5,171)	(11,767)
Expired	—	—

Outstanding and exercisable, end of period	461,033	360,564

          The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests:

				Accumulated
			Additional	Other	Cumulative		Total	Non-
(Dollars in thousands, except	Preferred	Common	Paid-In	Comprehensive	Net	Cumulative	Stockholders’	controlling
per share data)	Stock	Stock	Capital	Loss	Income	Dividends	Equity	Interests	Total Equity

Balance at December 31, 2008	$—	$592	$1,490,535	$(6,461)	$736,874	$(1,426,720)	$794,820	$1,427	$796,247
Issuance of stock	—	—	182	—	—	—	182	—	182
Stock-based compensation	—	1	1,288	—	—	—	1,289	—	1,289
Net income	—	—	—	—	20,865	—	20,865	15	20,880
Other comprehensive income	—	—	—	—	—	—	—	—	—

Comprehensive income									20,880
Common dividends ($0.385 per share)	—	—	—	—	—	(22,829)	(22,829)	—	(22,829)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(42)	(42)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	528	528

Balance at March 31, 2009	$—	$593	$1,492,005	$(6,461)	$757,739	$(1,449,549)	$794,327	$1,928	$796,255

Note 8. Defined Benefit Pension Plans
          The Company has pension plans under which the Company’s Board of Directors and three designated employees may receive certain benefits upon retirement and the completion of five years of service with the Company. The plans are unfunded, and benefits will be paid from earnings of the Company. During the fourth quarter of 2008, the Company froze the maximum annual benefits payable under the employee plan at $896,000. This revision resulted in a curtailment of benefits for the Company’s chief executive officer. In consideration of the curtailment and as partial settlement of benefits, the Company made a one-time cash payment of $2.3 million to its chief executive officer in January 2009, resulting in additional benefit expense of $1.0 million recognized during the first quarter of 2009. Net periodic benefit cost recorded related to the Company’s pension plans for the three months ended March 31, 2009 and 2008 is detailed in the following table.

	Three Months Ended
	March 31,
(In thousands)	2009	2008

Service costs	$77	$318
Interest costs	234	304
Effect of partial pension settlement	1,017	—
Amortization of net gain/loss	171	222

	1,499	844
Net loss recognized in other comprehensive loss	—	—

Total recognized in net periodic benefit cost and other comprehensive loss	$1,499	$844

Note 9. Other Operating Income
          Other operating income on the Company’s Condensed Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended
	March 31,
(In thousands)	2009	2008

Property lease guaranty revenue	$2,654	$3,065
Interest income on notes receivable	125	70
Management fee income	45	45
Replacement rent	625	616
Other	60	54

	$3,509	$3,850

Note 10. Taxable Income
Taxable Income
          The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its annual taxable income to its stockholders.
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

          The following table reconciles the Company’s consolidated net income to taxable income for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(In thousands)	2009	2008

Net income attributable to common stockholders	$20,865	$6,799
Reconciling Items to Taxable Income:
Depreciation and amortization	4,360	2,878
Gain or loss on disposition of depreciable assets	5,589	(3,708)
Straight-line rent	(240)	107
Receivable allowances	489	355
Stock-based compensation	1,541	1,602
Other	1,503	(443)

Taxable income (1)	$34,107	$7,590

Dividends paid	$22,829	$19,533

(1)	Before REIT dividend paid deduction.
State Income Taxes
     State income tax expense and state income tax payments for the three months ended March 31, 2009 and 2008 are detailed in the table below.

	Three Months Ended
	March 31,
(In thousands)	2009	2008

State income tax expense:
Texas gross margins tax	$116	$98
Other	42	34

Total state income tax expense	$158	$132

State income tax payments, net of refunds	$53	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Disclosure Regarding Forward-Looking Statements
          This report and other materials Healthcare Realty Trust Incorporated (the “Company”) has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risk, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in this report that could significantly affect the Company’s current plans and expectations and future financial condition and results.
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
          For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2008 and in Item 1A of Part II of this quarterly report on Form 10-Q.
Business Overview
          The Company is a self-managed and self-administered REIT that owns, manages and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. Management believes that by providing a complete spectrum of real estate services, the Company can differentiate its competitive market position, expand its asset base and increase revenues over time.
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
Executive Overview
          The Company’s real estate portfolio, diversified by facility type, geography, tenant and payor mix, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice patterns. At March 31, 2009, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 44.5%, with 65.1% of its debt portfolio maturing after 2010. The Company had borrowings outstanding under its Unsecured Credit Facility totaling $325.0 million at March 31, 2009, with a capacity remaining under its financial covenants of $75.0 million.
          Despite the continued economic downturn and financial markets upheaval, the Company’s first quarter performance was characterized by solid operations and leasing. Overall portfolio occupancy remained stable, while rental rates on renewing leases showed strong increases consistent with previous quarters. The Company also signed several major leases at several of its recently completed developments.
          The capital and credit markets continue to be volatile as a result of adverse economic conditions. Limited access to debt and equity markets could impact the Company’s cost of capital and its ability to refinance maturing indebtedness, as well as its ability to engage in acquisition and development activity. The Company’s ability to access capital could be impacted by various factors including general market conditions and the slowdown in the economy, increasing interest rates, changes in the credit ratings on the Company’s senior notes, the market price of the Company’s capital stock, the performance of its portfolio, tenants and operators, the perception of the Company’s potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to the Company and any deterioration in the financial position of lenders that might make them unable to meet their current commitments to the Company. The Company continues to monitor the ongoing credit crisis and could address any resulting capital constraints through one or more of the following, as conditions permit: (i) accessing the public debt and/or equity markets; (ii) obtaining mortgage financing or a credit facility secured by a portion of the Company’s $1.9 billion of unencumbered real estate assets; (iii) obtaining new lending commitments from the banks in the Company’s Unsecured Credit Facility, or other banks, to fund a new credit facility; (iv) decreasing distributions to stockholders; and/or (v) reducing or delaying acquisition and development activity.
Trends and Matters Impacting Operating Results
          Management monitors factors and trends important to the Company and the REIT industry in order to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 below are some of the factors and trends that management believes may impact future operations of the Company.
2009 Capital Financing Activities
          The Company anticipates refinancing its Unsecured Credit Facility and may obtain unsecured debt or secured financing on certain of its unencumbered real estate assets during 2009. The Company expects that the additional interest expense related to the refinancing will negatively impact its cash flows and results from operations.
2009 Acquisitions
          During the first quarter of 2009, the Company acquired the remaining equity interest in a joint venture which owns a 62,246 square foot on-campus medical office building in Oregon, for $4.4 million of cash consideration, and assumed an outstanding mortgage totaling approximately $12.8 million. The building is 97% occupied with lease expirations through 2025. During the first quarter, a joint venture in which the Company has an 80% controlling interest acquired a 33,974 square foot medical office building in Iowa for $10.7 million. The property is 100% leased to two tenants.
2009 Dispositions
          During the first quarter of 2009, the Company disposed of four medical office buildings for approximately $66.1 million in net proceeds and repaid a $19.5 million mortgage note secured by one of the properties. The Company also sold a property in the second quarter of 2009 for approximately $18.5 million.
Development Activity
          At March 31, 2009, the Company had four construction projects underway. The Company expects completion of the core and shell of three of the four projects with budgets totaling approximately $88.0 million during 2009 and expects the core and shell of the fourth project with a budget totaling approximately $86.0 million to be completed during the second quarter of 2010. In addition to the projects currently under construction, the Company is financing an on-campus medical office development in Iowa comprised of six facilities, with a total budget of approximately $72 million, of which the Company expects to finance the remaining $22.8 million during 2009 and 2010. With respect to five of the six facilities, the Company will have an option to purchase each facility at a market cap rate upon its completion and attaining full occupancy. The sixth facility is under contract for sale to an unrelated party. As discussed in “2009 Acquisitions,” one of the five properties was acquired during the first quarter of 2009 for $10.7 million. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Company’s development activities.
Expiring Leases
          Master leases on 14 of the Company’s properties expire during 2009. The Company expects to renew three leases representing nearly one-third of the expiring square footage. The Company has opted not to renew the master leases relating to about one-half of the properties, which are located on or near hospital campuses and in locations where the Company already has existing management capabilities. These properties have existing physician subtenants, and the Company will assume these subtenant leases upon the expiration of the master leases. With respect to the remaining properties, the Company believes that it will lease the properties to another single tenant.
          Approximately 440 of the Company’s leases in its multi-tenanted buildings expire during 2009, with each tenant lessee occupying an average of approximately 3,188 square feet. Approximately 86% of the leases expiring are located in on-campus properties, which traditionally have a high probability of renewal. Nearly half of the leases expiring in these multi-tenant facilities are with hospital-related entities, a result of the Company’s numerous acquisitions in 2004. Historically, hospital-related tenants who occupy space in on-campus buildings have a high probability of renewal. The majority of the healthcare systems who have leases expiring in 2009 have already indicated to the Company that they plan to renew substantially all of their leases. In addition, management expects that the majority of the non-hospital tenants will renew at favorable rates.
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
          However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. FFO for the three months ended March 31, 2009 was impacted favorably by a re-measurement gain of $2.7 million, or $0.05 per diluted common share, recognized in connection with the acquisition of the remaining interests in a joint venture during the first quarter of 2009. The table below reconciles FFO to net income for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2009	2008

Net income attributable to common stockholders	$20,865	$6,799

Gain on sales of real estate properties	(12,609)	(637)
Real estate depreciation and amortization	16,883	13,273

Total adjustments	4,274	12,636

Funds from Operations — Basic and Diluted	$25,139	$19,435

Funds from Operations per Common Share — Basic	$0.43	$0.39

Funds from Operations per Common Share — Diluted	$0.43	$0.39

Weighted Average Common Shares Outstanding — Basic	58,130,574	49,413,058

Weighted Average Common Shares Outstanding — Diluted	58,847,384	50,407,119

Results of Operations
First Quarter 2009 Compared to First Quarter 2008
          Income from continuing operations for the three months ended March 31, 2009 was $7.8 million, compared to $4.9 million for the same period in 2008. Net income for the three months ended March 31, 2009 was $20.9 million, or $0.36 per basic common share ($0.35 per diluted common share), compared to $6.8 million, or $0.14 per basic common share ($0.13 per diluted common share), for the same period in 2008.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%

REVENUES
Master lease rent	$15,737	$15,773	$(36)	-0.2%
Property operating	42,910	32,115	10,795	33.6%
Straight-line rent	351	(61)	412	675.4%
Mortgage interest	489	525	(36)	-6.9%
Other operating	3,509	3,850	(341)	-8.9%

	62,996	52,202	10,794	20.7%

EXPENSES
General and administrative	6,967	6,045	922	15.3%
Property operating	23,363	18,251	5,112	28.0%
Bad debts, net of recoveries	435	145	290	200.0%
Depreciation	15,753	11,489	4,264	37.1%
Amortization	1,481	585	896	153.2%

	47,999	36,515	11,484	31.5%
OTHER INCOME (EXPENSE)
Re-measurement gain of equity interest upon acquisition	2,701	—	2,701	—
Interest expense	(10,074)	(10,878)	804	-7.4%
Interest and other income, net	155	136	19	14.0%

	(7,218)	(10,742)	3,524	32.8%

INCOME FROM CONTINUING OPERATIONS	7,779	4,945	2,834	57.3%

DISCONTINUED OPERATIONS
Income from discontinued operations	514	1,249	(735)	-58.8%
Impairments	(22)	(29)	7	-24.1%
Gain on sales of real estate properties	12,609	637	11,972	1,879.4%

INCOME FROM DISCONTINUED OPERATIONS	13,101	1,857	11,244	605.5%

NET INCOME	20,880	6,802	14,078	207.0%

Less: Net income attributable to noncontrolling interests	(15)	(3)	(12)	400.0%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$20,865	$6,799	$14,066	206.9%

          Total revenues from continuing operations for the three months ended March 31, 2009 increased $10.8 million, or 20.7%, compared to the same period in 2008, mainly for the reasons discussed below:
•	Property operating income increased $10.8 million, or 33.6%, due mainly to approximately $9.5 million in additional revenues in the first quarter of 2009 compared to 2008 resulting from the Company’s acquisitions during 2008 and 2009. Also, properties previously under construction that commenced operations during 2008 resulted in approximately $0.7 million in additional property operating income in the first quarter of 2009 compared to the same period in 2008, with the remaining increase resulting mainly from contractual rent increases.

•	Straight-line rent increased $0.4 million due mainly to an increase of approximately $0.7 million related to leases on properties acquired during 2008 and 2009 that require straight-line rent accounting, partially offset by a decrease of approximately $0.3 million related to leases that have reached the midpoint of their lease terms.

•	Other operating income decreased $0.3 million, or 8.9%, due mainly to the expiration of property operating agreements relating to four properties during 2008.

          Total expenses for the three months ended March 31, 2009 increased $11.5 million, or 31.5%, compared to the same period in 2008, mainly for the reasons discussed below:
•	General and administrative expenses increased $0.9 million, or 15.3%, due mainly to additional expense during the first quarter of 2009 of approximately $1.0 million related to the payment of a partial pension settlement, approximately $0.5 million of additional expenses relating to compensation-related matters, offset partially by a decrease in pursuit-related expenditures of approximately $0.7 million in 2009 compared to 2008.

•	Property operating expense increased $5.1 million, or 28.0%, due mainly to approximately $3.8 million in additional expenses in the first quarter of 2009 compared to 2008 resulting from the Company’s acquisitions during 2008 and 2009. Also, properties previously under construction that commenced operations during 2008 resulted in approximately $0.9 million in additional property operating expense in the first quarter of 2009 compared to 2008. The remaining increase in 2009 compared to 2008 is mostly due to increases in property taxes and utility rates.

•	Depreciation expense increased $4.3 million, or 37.1%, due mainly to approximately $3.0 million in additional expense in the first quarter of 2009 compared to 2008 related to the Company’s acquisitions during 2008 and 2009. Also, in accordance with SFAS No. 144, the Company recorded a depreciation adjustment in the first quarter of 2009 totaling approximately $0.5 million to reduce the Company’s carrying amounts on five properties to their respective adjusted net book values upon reclassification of the properties from held to sale to held for use. The remainder of the increase is related to various building and tenant improvement expenditures.

•	Amortization expense increased $0.9 million, or 153.2%, due mainly to additional amortization expense of approximately $1.0 million recognized on lease intangibles acquired related to the Company’s 2008 real estate acquisitions, partially offset by the decrease in amortization expense of approximately $0.1 million on lease intangibles acquired related mainly to the Company’s real estate acquisitions during 2003 and 2004 which are becoming fully amortized.
          Other income (expense) for the three months ended March 31, 2009 increased $3.5 million, or 32.8%, compared to the same period in 2008, mainly for the reasons discussed below:
•	The Company recognized a $2.7 million gain related to the valuation and re-measurement of the Company’s equity interest in a joint venture in connection with the Company’s acquisition of the remaining equity interests in the joint venture.

•	Interest expense decreased $0.8 million, or 7.4%. This decrease was mainly attributable to an increase in the capitalization of interest of approximately $0.5 million relating to the Company’s construction projects, a reduction in interest expense of approximately $0.7 million due to certain repurchases of the Senior Notes due 2011 and 2014 during 2008, as well as a reduction of interest expense of approximately $0.4 million related to the Unsecured Credit Facility resulting mainly from a decrease in interest rates. These amounts were partially offset by an increase in interest expense of approximately $0.8 million related to mortgage notes assumed by the Company in connection with its investments in two joint ventures during 2008 and 2009.
          Income from discontinued operations totaled $13.1 million and $1.9 million, respectively, for the three months ended March 31, 2009 and 2008, which includes the results of operations, gains on sale, and impairment charges related to assets classified as held for sale or disposed of during the first quarter of 2009 and 2008. The Company disposed of four properties during the first quarter of 2009 and had three properties classified as held for sale at March 31, 2009.
Liquidity and Capital Resources
          The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under its Unsecured Credit Facility, secured debt borrowings, or from other private debt or equity offerings. For the three months ended March 31, 2009, the Company generated approximately $27.5 million in cash from operations which included a $2.3 million payment related to a partial pension settlement, and used approximately $19.3 million in total cash from investing and financing activities, net of $22.8 million in dividend payments, as detailed in the Company’s Condensed Consolidated Cash Flow Statement.

Capital and Credit Market Conditions
          The Company may from time to time raise additional capital by issuing equity and debt securities under its currently effective shelf registration statement or in private offerings. Access to capital markets impacts the Company’s ability to refinance existing indebtedness as it matures and fund future acquisitions and development through the issuance of additional securities. The Company’s ability to access capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on its securities, perception of its potential future earnings and cash distributions, and the market price of its capital stock. The capital and credit markets continue to be volatile as a result of adverse economic conditions. These conditions could limit the Company’s ability to access debt or equity capital, which would negatively impact the Company’s cost of capital, ability to invest in real estate assets, pay its dividend at current levels, refinance maturing debt and react to changing economic and business conditions. Further, the Company is exposed to increases in interest rates, which could reduce profitability and negatively impact the Company’s ability to refinance existing debt, sell assets and engage in acquisition and development activity. The Company had unencumbered real estate assets of approximately $1.9 billion at March 31, 2009, which could serve as collateral for secured financing. Furthermore, the Company anticipates entering into a new credit facility during 2009 to replace its existing credit facility. The Company anticipates that the interest rates payable on new debt will be higher than the rate on its Unsecured Credit Facility (LIBOR + 0.90%).
Contractual Obligations
          The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of March 31, 2009, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2009 and 2010 are included in the table below.

(Dollars in thousands)	2009	2010	Total

Long-term debt obligations, including interest (1)	$43,740	$371,018	$414,758
Operating lease commitments (2)	2,928	3,852	6,780
Construction in progress (3)	58,819	12,022	70,841
Tenant improvements (4)	440	—	440
Deferred gain (5)	2,207	—	2,207
Construction loan obligation (6)	8,558	—	8,558
Pension obligations (7)	—	—	—

	$116,692	$386,892	$503,584

(1)	Includes estimated interest due on total debt other than the Unsecured Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements.

(2)	Includes primarily two office leases and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes cash flow projections for the remainder of 2009 and 2010 related to the construction of four buildings. A portion of the remaining commitments is designated for tenant improvements that will generally be funded after the core and shell of the building is substantially completed.

(4)	Includes tenant improvements on one property developed by a joint venture of which the Company acquired the remaining membership interest during 2008. The Company also has various remaining first-generation tenant improvements budgeted as of March 31, 2009 totaling approximately $23.5 million related to properties that were developed by the Company that the Company may fund for tenant improvements as leases are signed.

(5)	As part of the sale of its senior living assets in 2007, the Company recorded a $5.7 million deferred gain related to one tenant under a lease assigned to one buyer. The amounts the Company will pay are based upon the tenant’s performance under its lease through July 31, 2011. As of March 31, 2009, the Company had paid $3.5 million to the buyer which reduced the Company’s deferred gain. The Company has historically made payments quarterly. As such, assuming quarterly payments continue in 2009, the deferred gain would be eliminated during 2009.

(6)	The Company’s remaining commitment at March 31, 2009 related to two construction loans.

(7)	At March 31, 2009, two employees and five non-employee directors were eligible to retire under the Executive Retirement Plan or the Retirement Plan for Outside Directors. If these individuals retired at normal retirement age and received full retirement benefits based upon the terms of each applicable plan, the future benefits to be paid are estimated, as of the most recent measurement date, to be approximately $33.6 million, of which approximately $84,000 is currently being paid annually to one employee who is retired. Also, in January 2009, subsequent to the measurement date, the Company paid $2.3 million to its chief executive officer related to a partial settlement of his pension benefits. Because the Company does not know when these individuals will retire, it has not projected when these amounts would be paid in this table.
          As of March 31, 2009, approximately 65.1% of the Company’s outstanding debt balances were due in 2011 or after, with the majority of the debt balances due before 2011 relating to the Unsecured Credit Facility due in 2010. The Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 44.5% at March 31, 2009 and its earnings (from continuing operations) covered fixed charges at a ratio of 1.45 to 1.0 for the three months ended March 31, 2009. Also, at March 31, 2009, the Company had $325.0 million outstanding under its Unsecured Credit Facility, with a weighted average interest rate of approximately 1.42%, and had borrowing capacity remaining, under its financial covenants, of approximately $75.0 million.

          The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2009, the Company was in compliance with its financial covenant provisions under its various debt instruments.
          The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.
Security Deposits and Letters of Credit
          As of March 31, 2009, the Company had approximately $5.8 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
2009 Acquisitions
          During the first quarter of 2009, the Company acquired the remaining equity interest in a joint venture, which owns a 62,246 square foot on-campus medical office building in Oregon, for $4.4 million, and assumed an outstanding mortgage totaling approximately $12.8 million. The building is 97% occupied with lease expirations through 2025. During the first quarter, a joint venture in which the Company has an 80% controlling interest acquired a 33,974 square foot medical office building in Iowa for $10.7 million. The property is 100% leased to two tenants.
2009 Dispositions
          During the first quarter of 2009, the Company disposed of four medical office buildings for approximately $66.1 million in net proceeds and repaid a $19.5 million mortgage note secured by one of the properties. The Company also sold one building in April 2009 for approximately $18.5 million.
Purchase Options
          At March 31, 2009, the Company had a gross investment of approximately $107.6 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators or lessees that had not been exercised.
Construction in Progress and Other Construction Commitments
          As of March 31, 2009, the Company had four medical office buildings under construction with estimated completion dates ranging from the third quarter of 2009 through the second quarter of 2010. At March 31, 2009, the Company had $105.8 million invested in construction in progress, including $17.3 million of land held for future development, and expects to fund $58.8 million and $12.0 million in 2009 and 2010, respectively, on projects currently under construction. See Note 5 to the Condensed Consolidated Financial Statements for more details on the Company’s construction in progress at March 31, 2009.
          The Company also had various remaining first-generation tenant improvements budgeted as of March 31, 2009 totaling approximately $23.4 million related to properties that were developed by the Company and a tenant improvement obligation totaling approximately $0.4 million related to a project developed by a joint venture acquired by the Company in 2008.
          In addition to the projects currently under construction, the Company is financing an on-campus medical office development of an outpatient campus comprised of six facilities, with a total budget of approximately $72 million, of which the Company has already advanced $49.2 million. The Company expects to finance the remaining $22.8 million during 2009 and 2010. With respect to five of the six facilities, the Company will have an option to purchase each facility at a market cap rate upon its completion and attaining full occupancy. In February 2009, a joint venture in which the Company has an 80% controlling interest acquired one of these five facilities for $10.7 million. The sixth facility is under contract for sale to an unrelated party.
Dividends
          For the past eight quarters, the Company’s Board of Directors has declared quarterly common stock cash dividends of $0.385 per share. However, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Liquidity
          Net cash provided by operating activities was $27.5 million and $31.8 million for the three months ended March 31, 2009 and 2008, respectively. Net cash from operations for the three months ended March 31, 2009 included a $2.3 million payment related to a partial pension settlement. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
          The Company plans to continue to meet its liquidity needs, including funding additional investments in 2009, paying dividends, and funding debt service, with cash flows from operations, borrowings under the Unsecured Credit Facility, proceeds of mortgage notes receivable repayments, proceeds from sales of real estate investments, proceeds from secured or unsecured debt borrowings, or additional capital market financings. The Company had unencumbered real estate assets of approximately $1.9 billion at March 31, 2009, which could serve as collateral for secured financing. The Company anticipates entering into a new revolving credit facility during 2009 to replace its existing unsecured credit facility due in January 2010, but anticipates that the interest rate on the new facility will be higher than its current rate (LIBOR + 0.90%). The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will continue to be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2009, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          The Company has previously reported on the involvement of a wholly-owned affiliate, HR Acquisition I Corporation (f/k/a Capstone Capital Corporation, “Capstone”), as a defendant in a shareholder derivative suit filed by a HealthSouth Corporation (“HealthSouth”) shareholder and the terms of an agreed proposed settlement of the claims against Capstone. The settlement transactions between Capstone and HealthSouth were concluded in March 2009, and the court approved the settlement and dismissal of the case against Capstone on May 8, 2009. In connection with the settlement, the Company entered into agreements with HealthSouth Corporation to purchase and lease a new inpatient rehabilitation hospital in Arizona and to modify the terms of several existing leases. HealthSouth and Capstone each also agreed to pay $0.6 million to the derivative plaintiff’s counsel. Management believes the new development and business transactions are favorable to the Company, and the Company continues to deny any liability for the claims presented by the derivative plaintiff.
          The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, an investor should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks, as described below and in the Company’s Annual Report on Form 10-K, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results.
The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings could have an adverse effect on the Company’s ability to meet its debt payments, make dividend payments to stockholders or engage in acquisition and development activity.
          The Company may need to raise additional capital to meet its obligations and implement its business plan. The capital and credit markets continue to be volatile as a result of broad, adverse economic conditions. The disruption in the capital and credit markets, along with a deterioration of the financial and real estate markets, have resulted in difficult conditions for REITs and other companies to access capital or other sources of funds. These conditions include volatility in stock price, significantly less liquidity and increased credit spreads. The Company cannot predict how long these conditions will persist or the extent to which the Company’s results of operations and financial condition might be affected. Continued adverse conditions in the credit markets in future years could also adversely affect the availability and terms of future borrowings, renewals or refinancings.
The Company may become more leveraged.
          The Company’s Unsecured Credit Facility and the indentures governing its outstanding senior notes permit the Company to incur substantial additional debt. The Company may borrow additional amounts, including secured mortgage loans and additional issuances of public debt. A higher level of indebtedness will require a greater portion of the Company’s cash flow from operations to service such debt, which would reduce the funds available to invest in additional real estate assets and make distributions to stockholders.
The Company is exposed to increases in interest rates, which could reduce its profitability and adversely impact its ability to refinance existing debt, sell assets or engage in acquisition and development activity.
          The Company receives a significant portion of its revenues by leasing its assets under long-term leases in which the rental rate is generally fixed, subject to annual rent escalators. A significant portion of the Company’s debt is subject to floating rates, based on LIBOR or other indices. The generally fixed nature of revenues and the variable rate of certain debt obligations create interest rate risk for the Company. This increased cost could have the effect of reducing the Company’s profitability and could make the financing of any acquisition or investment activity more costly. Rising interest rates could limit the Company’s ability to refinance existing debt when it matures or cause the Company to pay higher rates upon refinancing. An increase in interest rates also could have the effect of reducing the amounts that third parties might be willing to pay for real estate assets, which could limit the Company’s ability to sell assets at times when it might be advantageous to do so in response to changes in economic conditions.
Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s financial condition and results of operations.
          The terms of the Company’s Unsecured Credit Facility, the indentures governing its outstanding senior notes and other debt instruments that the Company may enter into in the future are subject to customary financial and operational covenants. The Company’s continued ability to incur debt and operate its business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit the Company’s operational flexibility, as well as defaults resulting from a breach of any of these covenants in its debt instruments, could have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s revenues depend on the ability of its tenants and sponsors under its financial support agreements to generate sufficient income from their operations to make loan, rent and support payments to the Company.
          The Company’s revenues are subject to the financial strength of its tenants and sponsors. The Company has no operational control over the business of these tenants and sponsors who face a wide range of economic, competitive and regulatory pressures and constraints. The slowdown in the economy, decline in the availability of financing from the capital markets, and widened credit spreads has affected, or may in the future adversely affect, the businesses of the Company’s tenants and sponsors to varying degrees. Such conditions may further impact such tenants’ and sponsors’ ability to meet their obligations to the Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants and sponsors. In turn, these conditions could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income and equity, and reduce cash flows from operations.

Item 6. Exhibits.

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Executive Vice President and Chief Financial Officer

Date: May 11, 2009

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.