Form 10-Q
period 2009-06-30
HEALTHCARE REALTY TRUST INC
filed 2009-08-10
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of July 31, 2009, 59,355,658 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Real estate properties:
Land	$113,003	$107,555
Buildings, improvements and lease intangibles	1,853,887	1,792,402
Personal property	17,242	16,985
Construction in progress	126,429	84,782

	2,110,561	2,001,724
Less accumulated depreciation	(407,297)	(367,360)

Total real estate properties, net	1,703,264	1,634,364

Cash and cash equivalents	4,707	4,138
Mortgage notes receivable	57,022	59,001
Assets held for sale and discontinued operations, net	1,377	90,233
Other assets, net	78,215	77,044

Total assets	$1,844,585	$1,864,780

LIABILITIES AND EQUITY

Liabilities:
Notes and bonds payable	$962,934	$940,186
Accounts payable and accrued liabilities	44,421	45,937
Liabilities held for sale and discontinued operations	17	32,821
Other liabilities	45,859	49,589

Total liabilities	1,053,231	1,068,533

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 59,354,883 and 59,246,284 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	594	592
Additional paid-in capital	1,493,182	1,490,535
Accumulated other comprehensive loss	(6,461)	(6,461)
Cumulative net income	774,491	736,874
Cumulative dividends	(1,472,398)	(1,426,720)

Total stockholders’ equity	789,408	794,820
Noncontrolling interests	1,946	1,427

Total equity	791,354	796,247

Total liabilities and equity	$1,844,585	$1,864,780

     The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Three Months Ended June 30, 2009 and 2008
(Dollars in thousands, except per share data)
(Unaudited)

	2009	2008
REVENUES
Master lease rent	$14,953	$15,014
Property operating	45,866	32,899
Straight-line rent	328	(126)
Mortgage interest	978	542
Other operating	3,007	4,312

	65,132	52,641

EXPENSES
General and administrative	5,329	5,863
Property operating	23,587	19,279
Bad debts, net of recoveries	127	115
Depreciation	15,575	11,665
Amortization	1,346	566

	45,964	37,488

OTHER INCOME (EXPENSE)
Gain on Extinguishment of Debt	—	9
Interest expense	(10,043)	(10,886)
Interest and other income, net	228	486

	(9,815)	(10,391)

INCOME FROM CONTINUING OPERATIONS	9,353	4,762

DISCONTINUED OPERATIONS
Income from discontinued operations	18	1,289
Gain on sales of real estate properties	7,443	7,715

INCOME FROM DISCONTINUED OPERATIONS	7,461	9,004

NET INCOME	16,814	13,766

Less: Net income attributable to noncontrolling interests	(62)	—

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,752	$13,766

Basic Earnings Per Common Share
Income from continuing operations	$0.16	$0.10
Discontinued operations	0.13	0.18

Net income attributable to common stockholders	$0.29	$0.28

Diluted Earnings Per Common Share
Income from continuing operations	$0.16	$0.09
Discontinued operations	0.12	0.18

Net income attributable to common stockholders	$0.28	$0.27

Weighted Average Common Shares Outstanding – Basic	58,128,489	49,431,724

Weighted Average Common Shares Outstanding – Diluted	58,899,618	50,474,762

Dividends Declared, per Common Share, During the Period	$0.385	$0.385

     The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For The Six Months Ended June 30, 2009 and 2008
(Dollars in thousands, except per share data)
(Unaudited)

	2009	2008
REVENUES
Master lease rent	$30,604	$30,703
Property operating	88,776	65,014
Straight-line rent	688	(182)
Mortgage interest	1,468	1,067
Other operating	6,514	8,164

	128,050	104,766

EXPENSES
General and administrative	12,296	11,908
Property operating	46,950	37,524
Bad debts, net of recoveries	562	260
Depreciation	31,300	23,127
Amortization	2,827	1,150

	93,935	73,969

OTHER INCOME (EXPENSE)
Gain on Extinguishment of Debt	—	9
Re-measurement gain of equity interest upon acquisition	2,701	—
Interest expense	(20,116)	(21,764)
Interest and other income, net	383	622

	(17,032)	(21,133)

INCOME FROM CONTINUING OPERATIONS	17,083	9,664

DISCONTINUED OPERATIONS
Income from discontinued operations	582	2,582
Impairments	(22)	(29)
Gain on sales of real estate properties	20,051	8,352

INCOME FROM DISCONTINUED OPERATIONS	20,611	10,905

NET INCOME	37,694	20,569

Less: Net income attributable to noncontrolling interests	(77)	(3)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$37,617	$20,566

Basic Earnings Per Common Share
Income from continuing operations	$0.29	$0.20
Discontinued operations	0.36	0.22

Net income attributable to common stockholders	$0.65	$0.42

Diluted Earnings Per Common Share
Income from continuing operations	$0.29	$0.19
Discontinued operations	0.35	0.22

Net income attributable to common stockholders	$0.64	$0.41

Weighted Average Common Shares Outstanding – Basic	58,153,637	49,422,391

Weighted Average Common Shares Outstanding – Diluted	58,897,895	50,442,808

Dividends Declared, per Common Share, During the Period	$0.77	$0.77

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	2009	2008
Operating Activities
Net income	$37,694	$20,569
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,218	26,480
Stock-based compensation	2,301	2,403
Straight-line rent receivable	(672)	199
Straight-line rent liability	224	86
Gain on sales of real estate properties	(20,051)	(8,352)
Gain on repurchase of notes payable	—	(9)
Re-measurement gain of equity interest upon acquisition	(2,701)	—
Impairments	22	29
Equity in losses from unconsolidated joint ventures	2	148
Provision for bad debts, net of recoveries	566	331
State income taxes paid, net of refunds	(569)	(621)
Payment of partial pension settlement	(2,300)	—
Changes in operating assets and liabilities:
Other assets	132	5,866
Accounts payable and accrued liabilities	(3,200)	(3,686)
Other liabilities	(872)	(717)

Net cash provided by operating activities	45,794	42,726

Investing Activities
Acquisition and development of real estate properties	(61,791)	(37,694)
Funding of mortgages and notes receivable	(8,816)	(7,181)
Investment in unconsolidated joint venture	(149)	—
Distributions received from unconsolidated joint ventures	—	867
Proceeds from sales of real estate	82,878	22,040
Proceeds from mortgages and notes receivable repayments	98	79

Net cash provided by (used in) investing activities	12,220	(21,889)

Financing Activities
Net borrowings on unsecured credit facility	9,000	22,000
Repayments on notes and bonds payable	(21,569)	(1,825)
Repurchase of notes payable	—	(5,332)
Quarterly dividends paid	(45,678)	(39,067)
Proceeds from issuance of common stock	348	361
Common stock redemption	—	(282)
Credit facility amendment fee	—	(326)
Capital contributions received from noncontrolling interests	529	—
Distributions to noncontrolling interests	(75)	(3)

Net cash used in financing activities	(57,445)	(24,474)

Increase (decrease) in cash and cash equivalents	569	(3,637)
Cash and cash equivalents, beginning of period	4,138	8,519

Cash and cash equivalents, end of period	$4,707	$4,882

Supplemental Cash Flow Information
Interest paid	$24,221	$25,201
Capitalized interest	$4,613	$3,110
Capital expenditures accrued	$13,892	$7,370
Mortgage note payable assumed upon acquisition of joint venture interest (adjusted to fair value)	$11,716	$—
Mortgage note payable disposed of upon sale of joint venture interest	$5,425	$—
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
          Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.2 billion in 203 real estate properties and mortgages as of June 30, 2009, excluding assets classified as held for sale and including an investment in an unconsolidated joint venture. The Company’s 198 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 28 states, totaling approximately 12.1 million square feet. As of June 30, 2009, the Company provided property management services to approximately 8.8 million square feet nationwide.
Principles of Consolidation
          The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and certain other affiliated entities with respect to which the Company controlled or controls the operating activities and receives substantially all of the economic benefits.
          The Company accounts for its joint venture investments in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of all Majority-Owned Subsidiaries,” Accounting Principles Board Standard No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and the American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” which provide guidance on whether an entity should consolidate an investment or account for it under the equity or cost methods. The Company’s investments in its unconsolidated joint ventures are included in other assets and the related equity income is recognized in other income (expense) on the Company’s Condensed Consolidated Financial Statements. On January 1, 2009, the Company adopted SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements and eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. In addition, net income attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. SFAS No. 160 requires prospective treatment, except for the presentation and disclosure requirements, which require retrospective treatment. The adoption of SFAS No. 160 did not have a significant impact on the Company’s consolidated financial position or net income per share.
          The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the Condensed Consolidated Financial Statements. The Company evaluated subsequent events for recognition or disclosure through August 10, 2009, which is the date the Condensed Consolidated Financial Statements were issued.
          This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2009 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of trends.

Use of Estimates in the Condensed Consolidated Financial Statements
          Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Segment Reporting
          The Company owns, acquires, manages, finances, and develops outpatient, healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single segment.
Reclassifications
     Discontinued operations
          Certain amounts in the Company’s Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale, and related liabilities, have been reclassified on the Company’s Condensed Consolidated Balance Sheets, and the operating results of those assets have been reclassified from continuing to discontinued operations for all periods presented. Likewise, certain assets and liabilities that were previously classified as held for sale and included in discontinued operations have been reclassified to held for use and included in continuing operations.
     Noncontrolling interests
          All prior period noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets have been reclassified from liabilities to equity, and all prior period noncontrolling interests’ net income on the Company’s Condensed Consolidated Statements of Income have been reclassified to specifically identify net income attributable to the noncontrolling interests.
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
     Rental Income
          Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company’s lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index (“CPI”). Rental income from properties under master lease arrangements with tenants is included in master lease rent, and rental income from properties with multiple tenant lease arrangements is included in property operating income on the Company’s Condensed Consolidated Statements of Income.
     Interest Income
          Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortization period specific to each note.
     Property operating income
          As of June 30, 2009, the Company had eight real estate properties subject to property operating agreements that obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in return for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to the Company for the shortfall under the terms of these agreements. The Company recognizes the shortfall income in other operating income on the Company’s Condensed Consolidated Statements of Income.
Accumulated Other Comprehensive Loss
          Foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities, as well as other items, are included in comprehensive income (loss). Included in accumulated other comprehensive loss is the cumulative adjustment related to the adoption and subsequent application of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R),” which is generally recognized in the fourth quarter of each year. As such, total comprehensive income for the three and six months ended June 30, 2009 and 2008 was the same as net income.
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
Incentive Plans
          The Company follows the provisions of SFAS No. 123(R), “Share-Based Payment,” for accounting for its stock-based awards. As of June 30, 2009, the Company had issued and outstanding various employee and non-employee stock-based awards. These awards included restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plan.
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
Discontinued Operations and Assets Held for Sale
          The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Income in accordance with the criteria established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Pursuant to SFAS No. 144, a company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets classified as held for sale on the Company’s Condensed Consolidated Balance Sheet are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Condensed Consolidated Statements of Income. As of June 30, 2009, the Company had two real estate properties classified as held for sale.
Land Held for Development
          Land held for development, which is included in construction in progress on the Company’s Condensed Consolidated Balance Sheets, includes parcels of land owned by the Company, upon which the Company intends to develop and own medical office and outpatient healthcare properties. See Note 6 for a detail of the Company’s land held for development.
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
          SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:
          • Level 1 – quoted prices for identical instruments in active markets;
          • Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
          • Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Real Estate Properties
          Real estate properties are recorded at fair value at the acquisition date. The fair value of real estate properties acquired is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property based upon estimated fair values at the time of acquisition in accordance with SFAS No. 141(R), “Business Combinations,” as revised (“SFAS No. 141(R)”) which the Company adopted on January 1, 2009. SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Prior to the adoption of SFAS No. 141(R), the Company applied SFAS No. 141, “Business Combinations.”
New Pronouncements
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,’’ (“SFAS No. 165”). This statement provides authoritative accounting literature relating to subsequent events that was previously addressed only in auditing literature. The guidance is virtually the same as guidance included in the auditing literature with some exceptions. First, the two types of subsequent events have been renamed as either “recognized” or “non-recognized” rather than Type I and Type II as previously referred to in the auditing literature. Second, the definition of a subsequent event was modified to refer to events or transactions that occur after the balance sheet date, but before the issuance of the financial statements. Lastly, companies are required to disclose the date through which it has evaluated subsequent events and the basis for that date. The adoption of SFAS No. 165, which was effective for the Company for the interim period ended June 30, 2009, has not had a material impact on the Company’s financial statements.
          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS No. 168” or the “Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is not intended to change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database.

The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or other disclosures as a result of implementing the Codification.
Note 2. Real Estate and Mortgage Notes Receivable Investments
     The Company had investments of approximately $2.2 billion in 203 real estate properties and mortgage notes receivable as of June 30, 2009, excluding assets classified as held for sale and including an investment in an unconsolidated joint venture. The Company’s 198 owned real estate properties, excluding assets classified as held for sale, are located in 28 states and comprise approximately 12.1 million total square feet. The table below details the Company’s investments.

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%
Owned properties
Master leases
Medical office	18	$131,142	6.0%	867	7.2%
Physician clinics	18	130,802	6.0%	736	6.1%
Ambulatory care/surgery	5	33,351	1.5%	133	1.1%
Specialty outpatient	5	13,486	0.6%	59	0.5%
Specialty inpatient	12	218,611	10.2%	864	7.2%
Other	10	45,181	2.1%	498	4.1%

	68	572,573	26.4%	3,157	26.2%

Financial support agreements
Medical office	8	83,194	3.8%	621	5.1%

	8	83,194	3.8%	621	5.1%

Multi-tenanted with occupancy leases
Medical office	102	1,296,656	59.7%	7,625	63.2%
Physician clinics	13	43,185	2.0%	283	2.4%
Ambulatory care/surgery	5	66,732	3.1%	303	2.5%
Specialty outpatient	2	16,370	0.8%	68	0.6%

	122	1,422,943	65.6%	8,279	68.7%

Land held for development	—	17,301	0.8%	—	—
Corporate property	—	14,550	0.7%	—	—

	—	31,851	1.5%	—	—

Total owned properties	198	2,110,561	97.3%	12,057	100.0%

Mortgage notes receivable
Medical office	1	29,243	1.3%	—	—
Physician clinics	2	16,834	0.8%	—	—
Ambulatory care/surgery	1	10,945	0.5%	—	—

	4	57,022	2.6%	—	—

Unconsolidated joint ventures, net
Other	1	1,231	0.1%	—	—

	1	1,231	0.1%	—	—

Total real estate investments	203	$2,168,814	100.0%	12,057	100.0%

Note 3. Acquisitions and Dispositions
Asset Acquisitions
     In January 2009, the Company acquired the remaining 50% equity interest in a joint venture (Unico 2006 MOB) which owns a 62,246 square foot on-campus medical office building in Oregon, for approximately $4.4 million in cash consideration. The building is approximately 97% occupied with lease maturities ranging from 2009 through 2025. In connection with the acquisition, the Company assumed an outstanding mortgage note payable held by the joint venture totaling approximately $12.8 million which bears an effective rate of 6.51% (including the $1.1 million fair value adjustment) and matures in 2021. Prior to the acquisition, the Company had a 50% equity investment in the joint venture totaling approximately $1.7 million which it accounted for under the equity method. In connection with the acquisition, the Company re-measured its previously held equity interest at the acquisition-date fair value and recognized a gain on the re-measurement of approximately $2.7 million which was recognized as income in the first quarter of 2009.
     In February 2009, a joint venture (HR Ladco Holdings, LLC), in which the Company has an 80% controlling interest, acquired a 33,974 square foot medical office building in Iowa for $10.7 million. The property is 100% leased and occupied by two tenants with lease expirations in 2018. The building was constructed by the Company’s joint venture partner, and the construction was funded by the Company through a construction loan. Upon acquisition by the joint venture, $8.0 million of the Company’s construction financing was converted to a permanent mortgage note payable to the Company and $1.1 million to the Company’s equity investment in the joint venture.
     In July 2009, HR Ladco Holdings, LLC acquired a 22,572 square foot medical office building in Iowa for $3.6 million. The property is 100% occupied by one tenant whose lease expires in 2021. In July 2009, HR Ladco Holdings, LLC also acquired a medical office/wellness facility in Iowa for $21.0 million. This 63,224 square foot building is 100% occupied by one tenant whose lease expires in 2029. The building was constructed by the Company’s joint venture partner, and the construction was funded by the Company through a construction loan. Upon acquisition of the building by the joint venture, $15.8 million of the Company’s construction financing was converted to a permanent mortgage note payable to the Company and $3.0 million to the Company’s equity investment in the joint venture.
Asset Dispositions
     In February 2009, the Company disposed of the following:
•	an 11,538 square foot medical office building in Florida in which the Company had an aggregate investment of approximately $1.4 million ($1.0 million, net). The Company received approximately $1.4 million in net proceeds and recognized a gain on sale of approximately $0.4 million.

•	a 139,467 square foot medical office building in Wyoming to the sponsor for $21.4 million. In December 2008, the Company received a $2.4 million deposit from the sponsor on the sale and received a $7.2 million termination fee from the sponsor for the termination of its financial support agreement with the Company. In February 2009, the Company received the remaining consideration of approximately $19.0 million (plus $0.2 million of interest). The Company had an aggregate investment of approximately $20.0 million ($15.8 million, net) in the medical office building and recognized a gain on sale of approximately $5.6 million.

•	the Company’s membership interests in an entity which owned an 86,942 square foot medical office building in Washington. The Company acquired the entity in December 2008 and had an aggregate and net investment of approximately $10.7 million. The Company received approximately $5.3 million in net proceeds, and the purchaser assumed the mortgage note secured by the property of approximately $5.4 million. The Company recognized a $22,000 impairment charge on the disposition related to closing costs.
     In March 2009, the Company disposed of a 198,064 square foot medical office building in Nevada in which the Company had an aggregate investment of approximately $46.8 million ($32.7 million, net). The Company received approximately $38.0 million in net proceeds and concurrently paid off a $19.5 million mortgage note secured by the property. The Company recognized a gain on sale of approximately $6.6 million, net of liabilities of $1.3 million.
     In April 2009, pursuant to an agreement entered into with the tenant in August 2008, the Company disposed of a 113,555 square foot specialty inpatient facility in Michigan in which the Company had an aggregate investment of approximately $13.9 million ($10.8 million, net). The Company received approximately $18.5 million in net proceeds and recognized a gain on sale of approximately $7.5 million, net of liabilities of $0.1 million.
     In June 2009, the Company disposed of a 10,255 square foot ambulatory surgery center in Florida in which the Company had an aggregate investment of approximately $3.4 million ($2.0 million, net). The Company received approximately $0.5 million in net cash proceeds and title to a land parcel adjoining a medical office building owned by the Company valued at $1.5 million. The Company recognized no gain on the transaction.
     In July 2009, the Company disposed of an 8,243 square foot physician clinic in Virginia. The Company’s aggregate investment in the building was approximately $0.7 million ($0.5 million, net) at June 30, 2009 which was classified in assets held for sale and included in discontinued operations. The Company received approximately $0.6 million in net proceeds and expects to recognize a gain on sale of approximately $0.1 million.
Discontinued Operations and Assets Held for Sale
     The tables below detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Income and included in assets and liabilities held for sale and discontinued operations on the Company’s Condensed Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, the Company had two and 12 properties, respectively, classified as held for sale. Five of the properties held for sale at December 31, 2008 were sold during 2009, two of the properties remain in held for sale at June 30, 2009, and five of the properties were reclassified to held for use during the first quarter of 2009 as the sale of those properties became improbable. In the first quarter of 2009, the Company recorded a depreciation adjustment totaling approximately $0.5 million to reduce the Company’s carrying amounts of the five properties reclassified to held for use to their respective adjusted net book values.

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Balance Sheet data (as of the period ended):
Land	$588	$9,503
Buildings, improvements and lease intangibles	1,733	109,596
Personal property	—	30

	2,321	119,129
Accumulated depreciation	(948)	(29,905)

Assets held for sale, net	1,373	89,224

Other assets, net (including receivables)	4	1,009

Assets of discontinued operations, net	4	1,009

Assets held for sale and discontinued operations, net	$1,377	$90,233

Notes and bonds payable	$—	$5,452

Liabilities held for sale	—	5,452

Notes and bonds payable	—	23,281
Accounts payable and accrued liabilities	17	409
Other liabilities	—	3,679

Liabilities of discontinued operations	17	27,369

Liabilities held for sale and discontinued operations	$17	$32,821

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Statements of Income data (for the period ended):
Revenues (1)
Master lease rent	$223	$1,161	$874	$2,401
Property operating	2	2,002	823	3,926
Straight-line rent	(9)	(8)	(16)	(17)
Other operating	—	182	216	433

	216	3,337	1,897	6,743
Expenses (2)
General and administrative	—	(25)	—	(25)
Property operating	64	938	687	1,832
Bad debt expense, net of recoveries	2	—	4	71
Depreciation	132	719	159	1,450
Amortization	—	10	—	19

	198	1,642	850	3,347
Other Income (Expense) (1)
Interest expense	—	(406)	(464)	(814)
Interest and other income, net	—	—	(1)	—

	—	(406)	(465)	(814)

Income from Discontinued Operations	18	1,289	582	2,582
Impairments	—	—	(22)	(29)
Gain on sales of real estate properties	7,443	7,715	20,051	8,352

Income from Discontinued Operations	$7,461	$9,004	$20,611	$10,905

Income from Discontinued Operations per basic common share	$0.13	$0.18	$0.36	$0.22

Income from Discontinued Operations per diluted common share	$0.12	$0.18	$0.35	$0.22

(1)	Amounts for the three and six months ended June 30, 2009 and 2008 relate to properties previously sold.

(2)	Amounts for the three and six months ended June 30, 2009 and 2008 primarily relate to properties previously sold.
Note 4. Notes and Bonds Payable
     The Company’s Condensed Consolidated Balance Sheet as of December 31, 2008 included four mortgage notes totaling $28.7 million in liabilities held for sale and discontinued operations. Included in notes and bonds payable on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2009, are mortgage notes relating to five properties that the Company reclassified from held for sale to held for use during the first quarter of 2009. Those mortgage notes, totaling $3.7 million, which were classified as held for sale at December 31, 2008 are included in the December 31, 2008 column in the table below to conform to the June 30, 2009 presentation.

	June 30,	Dec. 31,	Maturity	Contractual	Principal	Interest
(In thousands)	2009	2008	Dates	Interest Rates	Payments	Payments
| | | | | |
Unsecured Credit Facility	$338,000	$329,000	1/10	LIBOR + 0.90%	At maturity	Quarterly
Senior Notes due 2011, including premium	286,779	286,898	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	264,025	263,961	4/14	5.125%	At maturity	Semi-Annual
Mortgage notes payable, net of discounts	74,130	64,060	5/11-10/32	5.00%-7.625%	Monthly	Monthly

	$962,934	$943,919

     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2009, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Unsecured Credit Facility
     In January 2006, the Company entered into a $400.0 million credit facility (the “Unsecured Credit Facility”) with a syndicate of 10 banks, which is due in January 2010. Loans outstanding under the Unsecured Credit Facility bear interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (currently 0.90%), based upon the

Company’s unsecured debt ratings. Additionally, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee may range from 0.15% to 0.30% per annum (currently 0.20%), based on the Company’s unsecured debt ratings. At June 30, 2009, the Company had $338.0 million outstanding under the facility with a weighted average interest rate of approximately 1.21% and had borrowing capacity remaining, under its financial covenants, of approximately $62.0 million.
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

	June 30,	December 31,
(In thousands)	2009	2008

Senior Notes due 2011 face value	$286,300	$286,300
Unamortized net gain (net of discount)	479	598

Senior Notes due 2011 carrying amount	$286,779	$286,898

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

	June 30,	December 31,
(In thousands)	2009	2008

Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(712)	(776)

Senior Notes due 2014 carrying amount	$264,025	$263,961

Mortgage Notes Payable
     The following table details the Company’s mortgage notes payable, with related collateral, at June 30, 2009. The December 31, 2008 column has been adjusted to include $3.7 million in mortgage notes that were included in held for sale at December 31, 2008 but were subsequently reclassified to held for use during the first quarter of 2009.

						Investment in	Contractual
		Effective		Number		Collateral	Balance at
	Original	Interest	Maturity	of Notes		at June 30,	June 30,	Dec. 31,
(Dollars in millions)	Balance	Rate (10)	Date	Payable	Collateral (11)	2009	2009	2008
Life Insurance Co. (1)	$4.7	7.765%	1/17	1	MOB	$11.3	$2.6	$2.7
Commercial Bank (2)	23.4	7.220%	5/11	5	4 MOBs/1 ASC	54.4	6.1	7.5
Commercial Bank (3)	1.8	5.550%	10/32	1	OTH	7.7	1.7	1.8
Life Insurance Co. (4)	15.1	5.490%	1/16	1	ASC	32.5	14.1	14.2
Commercial Bank (5)	17.4	6.480%	6/15	1	MOB	19.9	14.3	14.3
Commercial Bank (6)	12.0	6.110%	8/20	1	2 MOBs	19.4	9.6	9.6
Commercial Bank (7)	15.2	7.650%	7/15	1	MOB	19.7	12.8	12.8
Life Insurance Co. (8)	1.5	6.810%	7/16	1	SOP	2.2	1.2	1.2
Commercial Bank (9)	12.8	6.510%	2/21	1	ASC	20.5	11.7	—

				13		$187.6	$74.1	$64.1

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(3)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(5)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $2.5 million and $2.7 million as of June 30, 2009 and December 31, 2008, respectively.

(6)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $2.0 million and $2.1 million as of June 30, 2009 and December 31, 2008, respectively.

(7)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on a 11-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $2.4 million and $2.4 million as of June 30, 2009 and December 31, 2008, respectively.

(8)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $0.2 million and $0.2 million as of June 30, 2009 and December 31, 2008, respectively.

(9)	Payable in monthly installments of principal and interest based on a 12-year amortization with the final payment due at maturity. The Company acquired this mortgage note during 2009 and the balance reflects a discount of $1.0 million as of June 30, 2009.

(10)	The contractual interest rates ranged from 5.00% to 7.625% at June 30, 2009.

(11)	MOB-Medical office building; ASC-Ambulatory Care/Surgery; SOP-Specialty Outpatient; OTH-Other.
Long-Term Debt Maturities
     Future maturities of the Company’s notes and bonds payable as of June 30, 2009 were as follows:

		Discount/	Total
	Principal	Premium	Notes and
(Dollars in thousands)	Maturities	Amortization	Bonds Payable	%

2009	$2,234	$(365)	$1,869	0.2%
2010 (1)	342,687	(783)	341,904	35.5%
2011	289,603	(1,015)	288,588	30.0%
2012	1,838	(1,170)	668	0.1%
2013	1,950	(1,240)	710	0.1%
2014 and thereafter	332,944	(3,749)	329,195	34.1%

	$971,256	$(8,322)	$962,934	100.0%

(1)	Includes $338.0 million outstanding on the Unsecured Credit Facility.
Note 5. Other Assets
     Other assets consist primarily of receivables, straight-line rent receivables, and intangible assets. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	June 30,	December 31,
(In millions)	2009	2008

Straight-line rent receivables	$24.5	$23.2
Equity investments in joint ventures	1.2	2.8
Prepaid assets	20.1	21.0
Accounts receivable, net	7.2	7.0
Above-market intangible assets, net	11.3	11.7
Deferred financing costs, net	2.2	3.1
Goodwill	3.5	3.5
Customer relationship intangible assets, net	1.2	1.2
Notes receivable, net	2.0	0.5
Other	5.0	3.0

	$78.2	$77.0

Equity investments in unconsolidated joint ventures
     At June 30, 2009 and December 31, 2008, the Company had investments in one and two unconsolidated joint ventures, respectively, which had investments in real estate properties. In January 2009, the Company acquired the remaining membership interest in one joint venture previously accounted for under the equity method. The Company accounts for its remaining joint venture investment under the cost method. The Company’s net investments in the joint venture are included in other assets on the Company’s Condensed Consolidated Balance Sheet, and the related income or loss is included in interest and other income, net on the Company’s Condensed Consolidated Statements of Income. The Company recognized income of approximately $72,000 and $270,000 for the three months ended June 30, 2009 and 2008, respectively, and $146,000 and $539,000 for the six months ended June 30, 2009 and 2008, respectively, related to the joint venture accounted for under the cost method. The Company’s income (loss) recognized and distributions received for each period related to its joint ventures, accounted for under the equity method are shown in the table below. The equity in losses for the six months ended June 30, 2008 included $0.3 million relating to a depreciation adjustment for the prior year recognized in the first quarter of 2008.

     During 2008, the Company acquired the remaining membership interest in one of the joint ventures previously accounted for under the equity method. Also, during 2008, a portion of the Company’s preferred equity investment in the joint venture accounted for under the cost method, in which the Company owns a 10% equity interest, was redeemed.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Net joint venture investments, beginning of period	$1,082	$17,669	$2,784	$18,356
Equity in income (losses) recognized during the period	—	116	(2)	(148)
Acquisition of remaining equity interest in a joint venture	—	—	(1,700)	—
Additional investment in a joint venture	149	—	149	—
Distributions received during the period	—	(444)	—	(867)

Net joint venture investments, end of period	$1,231	$17,341	$1,231	$17,341

     In June 2009, the Company entered into a credit agreement pursuant to which it provides a $2.9 million revolving line of credit to a borrower which has a non-controlling interest in the Company’s consolidated joint venture. The credit facility is secured by the borrower’s ownership interest in the joint venture and the personal guarantee of its principal equity holder. At June 30, 2009, approximately $1.6 million was outstanding under the agreement. The Company receives a fixed interest rate of 10.5% on the amounts outstanding under the agreement.
Note 6. Commitments and Contingencies
Construction in Progress
     As of June 30, 2009, the Company had four medical office buildings under construction with estimated completion dates ranging from the third quarter of 2009 through the second quarter of 2010. The Company also had land held for development at June 30, 2009 of approximately $17.3 million on which the Company expects to develop and own medical office and outpatient-related facilities. The table below details the Company’s construction in progress and land held for development as of June 30, 2009. The information included in the table below represents management’s estimates and expectations at June 30, 2009, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	June 30,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2009	Funding	Investment

(Dollars in thousands)
Under construction:
Texas	3Q 2009	MOB	1	135,000	$27,991	$5,009	$33,000
Illinois	4Q 2009	MOB	1	100,000	15,418	10,982	26,400
Texas	4Q 2009	MOB	1	120,000	19,223	9,377	28,600
Hawaii	2Q 2010	MOB	1	133,000	46,496	39,504	86,000

Land held for development:
Texas			—		9,184
Texas			—		8,117

			4	488,000	$126,429	$64,872	$174,000

(1)	MOB-Medical office building.
Other Construction
     The Company also had various remaining first-generation tenant improvements budgeted as of June 30, 2009 totaling approximately $20.9 million related to properties that were developed by the Company and a tenant improvement obligation totaling approximately $2.6 million. The Company also had remaining commitments totaling approximately $4.8 million at June 30, 2009 related to two construction loans which the Company anticipates funding in 2009.
Legal Proceedings
     The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

Note 7. Stockholders’ Equity
Common Stock Dividends
     During 2009, the Company’s Board of Directors declared common stock cash dividends as shown in the table below:

	Per Share			Date Paid
Dividend	Amount	Date of Declaration	Date of Record	(* Payable)

4th Quarter 2008	$0.385	February 3, 2009	February 20, 2009	March 5, 2009
1st Quarter 2009	$0.385	May 5, 2009	May 22, 2009	June 5, 2009
2nd Quarter 2009	$0.385	August 4, 2009	August 21, 2009	* September 4, 2009
Earnings per share
     The table below sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Weighted average shares
Weighted average shares outstanding	59,311,222	50,745,354	59,327,266	50,738,733
Unvested restricted stock	(1,182,733)	(1,313,630)	(1,173,629)	(1,316,342)

Weighted average shares – Basic	58,128,489	49,431,724	58,153,637	49,422,391

Weighted average shares – Basic	58,128,489	49,431,724	58,153,637	49,422,391
Dilutive effect of restricted stock	714,667	1,000,560	681,373	971,782
Dilutive effect of employee stock purchase plan	56,462	42,478	62,885	48,635

Weighted average shares – Diluted	58,899,618	50,474,762	58,897,895	50,442,808

Net income
Income from continuing operations	$9,353	$4,762	$17,083	$9,664
Noncontrolling interests’ share in earnings	(62)	—	(77)	(3)

Income from continuing operations attributable to common stockholders	9,291	4,762	17,006	9,661
Discontinued operations	7,461	9,004	20,611	10,905

Net income attributable to common stockholders	$16,752	$13,766	$37,617	$20,566

Basic earnings per common share
Income from continuing operations	$0.16	$0.10	$0.29	$0.20
Discontinued operations	0.13	0.18	0.36	0.22

Net income attributable to common stockholders	$0.29	$0.28	$0.65	$0.42

Diluted earnings per common share
Income from continuing operations	$0.16	$0.09	$0.29	$0.19
Discontinued operations	0.12	0.18	0.35	0.22

Net income attributable to common stockholders	$0.28	$0.27	$0.64	$0.41

Incentive Plans
     The Company has issued and outstanding various stock-based awards. These awards include restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plan.

     A summary of the activity under the incentive plans for the three and six months ended June 30, 2009 and 2008 is included in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock-based awards, beginning of period	1,158,321	1,302,682	1,111,728	1,289,646
Granted	36,688	16,096	85,090	65,800
Vested	(16,000)	(8,000)	(17,809)	(41,388)
Forfeited	—	—	—	(3,280)

Stock-based awards, end of period	1,179,009	1,310,778	1,179,009	1,310,778

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
     A summary of the activity under the employee stock purchase plan for the three and six months ended June 30, 2009 and 2008 is included in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Outstanding and exercisable, beginning of period	461,033	360,564	250,868	179,603
Granted	—	—	219,184	194,832
Exercised	(1,539)	(846)	(5,387)	(2,950)
Forfeited	(6,131)	(9,064)	(11,302)	(20,831)
Expired	(82,609)	(74,294)	(82,609)	(74,294)

Outstanding and exercisable, end of period	370,754	276,360	370,754	276,360

     The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests:

				Accumulated
			Additional	Other	Cumulative
(Dollars in thousands, except	Preferred	Common	Paid-In	Comprehensive	Net	Cumulative	Total Stockholders'	Non-controlling
per share data)	Stock	Stock	Capital	Loss	Income	Dividends	Equity	Interests	Total Equity

Balance at December 31, 2008	$—	$592	$1,490,535	$(6,461)	$736,874	$(1,426,720)	$794,820	$1,427	$796,247
Issuance of stock	—	2	346	—	—	—	348	—	348
Stock-based compensation	—	—	2,301	—	—	—	2,301	—	2,301
Net income	—	—	—	—	37,617	—	37,617	77	37,694
Other comprehensive income	—	—	—	—	—	—	—	—	—

Comprehensive income									37,694
Common dividends ($0.385 per share)	—	—	—	—	—	(45,678)	(45,678)	—	(45,678)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(87)	(87)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	529	529

Balance at June 30, 2009	$—	$594	$1,493,182	$(6,461)	$774,491	$(1,472,398)	$789,408	$1,946	$791,354

Note 8. Defined Benefit Pension Plans
     The Company has pension plans under which the Company’s Board of Directors and three designated employees may receive certain benefits upon retirement and the completion of five years of service with the Company. The plans are unfunded, and benefits will be paid from earnings of the Company. During the fourth quarter of 2008, the Company froze the maximum annual benefits payable under the employee plan at $896,000. This revision resulted in a curtailment of benefits for the Company’s chief executive officer. In consideration of the curtailment and as partial settlement of benefits, the Company made a one-time cash payment of $2.3 million to its chief executive officer in January 2009, resulting in additional benefit expense of $1.0 million recognized during the first quarter of 2009. Net periodic benefit cost recorded related to the Company’s pension plans for the three and six months ended June 30, 2009 and 2008 is detailed in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Service costs	$77	$287	$154	$605
Interest costs	234	311	467	615
Effect of partial pension settlement	—	—	1,017	—
Amortization of net gain/loss	171	228	343	450

Total recognized in net periodic benefit cost and other comprehensive loss	$482	$826	$1,981	$1,670

Note 9. Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Property lease guaranty revenue	$2,156	$3,534	$4,810	$6,599
Interest income on notes receivable	122	63	247	133
Management fee income	37	44	82	89
Replacement rent	641	621	1,266	1,238
Other	51	50	109	105

	$3,007	$4,312	$6,514	$8,164

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

     The following table reconciles the Company’s consolidated net income to taxable income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Net income attributable to common stockholders	$16,752	$13,766	$37,617	$20,566
Reconciling Items to Taxable Income:
Depreciation and amortization	5,143	3,077	9,502	5,955
Gain or loss on disposition of depreciable assets	3,494	301	9,083	(3,407)
Straight-line rent	(208)	177	(448)	284
Receivable allowances	195	385	684	739
Stock-based compensation	2,282	2,079	5,662	3,681
Other	(3,043)	(396)	(3,378)	(840)

Taxable income (1)	$24,615	$19,389	$58,722	$26,978

Dividends paid	$22,849	$19,534	$45,678	$39,067

(1) Before REIT dividend paid deduction.
State Income Taxes
     State income tax expense and state income tax payments for the three and six months ended June 30, 2009 and 2008 are detailed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

State income tax expense:
Texas gross margins tax	$112	$95	$221	$193
Other	29	34	70	68

Total state income tax expense	$141	$129	$291	$261

State income tax payments, net of refunds	$503	$621	$569	$621

Note 11. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of June 30, 2009 and December 31, 2008 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes receivable is estimated either based on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently. The fair value of the notes receivable is estimated using cash flow analyses based on assumed market rates of interest consistent with rates on notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value

Notes and bonds payable	$962.9	$1,014.9	$968.9	$1,041.9
Mortgage notes receivable	$57.0	$56.8	$59.0	$58.8
Notes receivable, net of allowances	$2.0	$1.8	$0.5	$0.5

Note 12. Subsequent Events
     On July 28, 2009, the Company entered into loan application and commitment agreements with Teachers Insurance and Annuity Association of America for an aggregate of approximately $207.3 million in mortgage financing. The loans will bear interest at a fixed rate of 7.25% per annum, and will mature seven years from the date of closing, but may be renewed at the Company’s option for two one-year renewal periods, subject to a 50 basis point renewal fee and other customary conditions. Closing of the loans is expected to occur by September 30, 2009, subject to normal and customary conditions. The Company intends to apply the net proceeds of the loans to the outstanding balance under its Unsecured Credit Facility due 2010.

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
Business Overview
          The Company is a self-managed and self-administered REIT that owns, acquires, manages, finances and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. Management believes that by providing a complete spectrum of real estate services, the Company can differentiate its competitive market position, expand its asset base and increase revenues over time.
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
Executive Overview
          The Company’s real estate portfolio, diversified by facility type, geography, tenant and payor mix, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice patterns. Overall portfolio occupancy for the second quarter remained stable, while rental rates on renewing leases showed strong increases consistent with previous quarters.
          At June 30, 2009, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 44.9%, with 64.3% of its debt portfolio maturing after 2010. The Company had borrowings outstanding under its Unsecured Credit Facility totaling $338.0 million at June 30, 2009, with a capacity remaining under its financial covenants of $62.0 million. While access to capital markets has improved since late 2008 and the first quarter of 2009, the cost to raise additional capital remains higher than levels seen in 2007 and 2008, which will likely impact future operations and investment activity.
          The Company entered into loan application and commitment agreements on July 28, 2009 with Teachers Insurance and Annuity Association of America for an aggregate of approximately $207.3 million in mortgage financing. The loans will bear interest at a fixed rate of 7.25% per annum and will mature seven years from the date of closing, which is expected to occur by September 30, 2009, subject to normal and customary conditions. The Company intends to apply the net proceeds of the loans to the outstanding balance under its Unsecured Credit Facility due 2010. In August 2009, the Company also launched the renewal of its Unsecured Credit Facility due 2010. The Company anticipates closing on its new credit facility during the third quarter and expects the new facility to be similar in size to its current credit facility, but with a significantly higher interest rate than on its current credit facility (1.21% at June 30, 2009).
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
Cost of Capital
          The Company launched the renewal of its Unsecured Credit Facility and entered into loan application and commitment agreements for an aggregate of approximately $207.3 million in mortgage financing during the third quarter of 2009. The Company expects to close on both financings by the end of the third quarter, subject to normal and customary conditions, including the attainment of commitments on the new credit facility. The mortgage debt will bear interest at a fixed rate of 7.25% per annum. The Company anticipates that the interest rate on the new credit facility will be significantly higher than on its current credit facility which was 1.21% at June 30, 2009. The anticipated increases in interest expense will negatively impact the Company’s future cash flows and results from operations.
2009 Acquisitions
          During the first quarter of 2009, the Company acquired the remaining equity interest in a joint venture which owns a 62,246 square foot on-campus medical office building in Oregon, for approximately $4.4 million of cash consideration, and assumed an outstanding mortgage totaling approximately $12.8 million. Prior to the acquisition, the Company owned a 50% equity interest in the joint venture. The building is 97% occupied with lease expirations through 2025. During the first quarter, HR Ladco Holdings, LLC, a joint venture in which the Company has an 80% controlling interest, acquired a 33,974 square foot medical office building in Iowa for $10.7 million. The property is 100% leased to two tenants.
          During July 2009, HR Ladco Holdings, LLC acquired a 22,572 square foot medical office building in Iowa for $3.6 million that is 100% occupied by one tenant whose lease expires in 2021. HR Ladco Holdings, LLC also acquired a 63,224 square foot medical office/wellness facility in Iowa for $21.0 million that is 100% occupied by one tenant whose lease expires in 2029.
2009 Dispositions
          During the first quarter of 2009, the Company disposed of three medical office buildings and membership interests in an entity that owned one medical office building for approximately $66.1 million in net proceeds and repaid a $19.5 million mortgage note secured by one of the properties.
          During the second quarter of 2009, the Company disposed of one specialty inpatient facility and one ambulatory surgery center for approximately $20.5 million in net proceeds, including $1.5 million in proceeds from a land exchange.
          During July 2009, the Company disposed of a physician clinic for approximately $0.6 million in net proceeds.
Development Activity
          At June 30, 2009, the Company had four construction projects underway. The Company expects completion of the core and shell of three of the four projects with budgets totaling approximately $88.0 million during 2009 and expects the core and shell of the fourth project with a budget totaling approximately $86.0 million to be completed during the second quarter of 2010.
          In addition to the projects currently under construction discussed in the preceding paragraph, the Company is financing an on-campus medical office development in Iowa comprised of six facilities, with a total budget of approximately $72.0 million, of which the Company expects to finance the remaining $19.0 million during 2009 and 2010. With respect to five of the six facilities, the Company will have an option to purchase each facility at a market cap rate upon its completion and attaining full occupancy. The sixth facility is under contract for sale to an unrelated party. As discussed in “2009 Acquisitions,” three of the five properties were acquired during 2009 for approximately $35.3 million. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Company’s development activities.

Expiring Leases
          Master leases on 14 of the Company’s properties were set to expire during 2009. The Company sold one of the properties during the second quarter of 2009 to the tenant and has renewed or extended the lease expirations on three of the properties, representing nearly one-third of the expiring square footage. The Company has opted not to renew the master leases on the remaining 10 properties, which are located on or near hospital campuses and in locations where the Company already has existing management capabilities. These properties have existing physician subtenants, and the Company will assume these subtenant leases upon the expiration of the master leases, six of which have already occurred.
          Approximately 440 of the Company’s leases in its multi-tenanted buildings were set to expire during 2009, with each tenant lessee occupying an average of approximately 3,181 square feet. As of June 30, 2009, of the 280 leases that had expired, approximately 82% of the tenants had renewed or had expressed an intention to renew their leases. Management expects that the majority of the leases remaining that have not expired or renewed will renew at favorable rates.
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
          However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. FFO for the six months ended June 30, 2009 was impacted favorably by a re-measurement gain of $2.7 million, or $0.05 per diluted common share, recognized in connection with the acquisition of the remaining interests in a joint venture during the first quarter of 2009. The table below reconciles FFO to net income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Net income attributable to common stockholders	$16,752	$13,766	$37,617	$20,566

Gain on sales of real estate properties	(7,443)	(7,715)	(20,051)	(8,352)
Real estate depreciation and amortization	16,703	13,150	33,585	26,423

Total adjustments	9,260	5,435	13,534	18,071

Funds from Operations – Basic and Diluted	$26,012	$19,201	$51,151	$38,637

Funds from Operations per Common Share – Basic	$0.45	$0.39	$0.88	$0.78

Funds from Operations per Common Share – Diluted	$0.44	$0.38	$0.87	$0.77

Weighted Average Common Shares Outstanding – Basic	58,128,489	49,431,724	58,153,637	49,422,391

Weighted Average Common Shares Outstanding – Diluted	58,899,618	50,474,762	58,897,895	50,442,808

Results of Operations
Second Quarter 2009 Compared to Second Quarter 2008
     Income from continuing operations for the three months ended June 30, 2009 was $9.4 million, compared to $4.8 million for the same period in 2008. Net income for the three months ended June 30, 2009 was $16.8 million, or $0.29 per basic common share ($0.28 per diluted common share), compared to $13.8 million, or $0.28 per basic common share ($0.27 per diluted common share), for the same period in 2008.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2009	2008	$	%

REVENUES
Master lease rent	$14,953	$15,014	$(61)	-0.4%
Property operating	45,866	32,899	12,967	39.4%
Straight-line rent	328	(126)	454	360.3%
Mortgage interest	978	542	436	80.4%
Other operating	3,007	4,312	(1,305)	-30.3%

	65,132	52,641	12,491	23.7%

EXPENSES
General and administrative	5,329	5,863	(534)	-9.1%
Property operating	23,587	19,279	4,308	22.3%
Bad debts, net of recoveries	127	115	12	10.4%
Depreciation	15,575	11,665	3,910	33.5%
Amortization	1,346	566	780	137.8%

	45,964	37,488	8,476	22.6%

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	—	9	(9)	—
Interest expense	(10,043)	(10,886)	843	-7.7%
Interest and other income, net	228	486	(258)	-53.1%

	(9,815)	(10,391)	576	-5.5%

INCOME FROM CONTINUING OPERATIONS	9,353	4,762	4,591	96.4%

DISCONTINUED OPERATIONS
Income from discontinued operations	18	1,289	(1,271)	-98.6%
Gain on sales of real estate properties	7,443	7,715	(272)	-3.5%

INCOME FROM DISCONTINUED OPERATIONS	7,461	9,004	(1,543)	-17.1%

NET INCOME	16,814	13,766	3,048	22.1%

Less: Net income attributable to non-controlling interests	(62)	—	(62)	—

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,752	$13,766	$2,986	21.7%

     Total revenues from continuing operations for the three months ended June 30, 2009 increased $12.5 million, or 23.7%, compared to the same period in 2008, mainly for the reasons discussed below:
     • Master lease rental income decreased $0.1 million, or 0.4%. Master lease rental income declined approximately $1.0 million due to properties whose master leases had expired and the Company began recognizing the underlying tenant rents in property operating income. This amount was partially offset by additional revenues associated with the Company’s 2008 real estate acquisitions of approximately $0.4 million, with the remaining increase resulting mainly from annual rent increases and increases in additional rent.
     • Property operating income increased $13.0 million, or 39.4%, due mainly to the recognition of approximately $10.3 million in revenues in the second quarter of 2009 compared to 2008 from the Company’s 2008 and 2009 real estate acquisitions. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $1.0 million in additional property operating income in the second quarter of 2009 compared to the same period in 2008, with the remaining increase resulting mainly from new leasing activity and annual rent increases.
     • Straight-line rent increased $0.5 million due mainly to an increase of approximately $0.8 million related to leases on properties acquired during 2008 and 2009 that require straight-line rent accounting, partially offset by a decrease of approximately $0.5 million related to lease terminations associated with one operator.
     • Mortgage interest income increased $0.4 million, or 80.4%, due mainly to an amendment to one note agreement, increasing the contractual interest rate.
     • Other operating income decreased $1.3 million, or 30.3%, due mainly to lower guaranty income resulting from the expiration of property operating agreements relating to five properties. Other operating income for both periods included approximately $0.6 million in replacement rent received by the Company pursuant to an agreement with one operator that expired on June 30, 2009.
     Total expenses for the three months ended June 30, 2009 increased $8.5 million, or 22.6%, compared to the same period in 2008, mainly for the reasons discussed below:
     • General and administrative expenses decreased $0.5 million, or 9.1%, due mainly to a decrease in pension and deferred compensation expenses of approximately $0.5 million and professional fees of approximately $0.3 million, offset partially by the recognition of approximately $0.3 million in compensation-related expenses from the termination of five employees during the second quarter of 2009.
     • Property operating expense increased $4.3 million, or 22.3%, due mainly to the recognition of approximately $3.6 million in expenses in the second quarter of 2009 compared to 2008 from the Company’s 2008 and 2009 real estate acquisitions. Also, properties previously under construction that commenced operations during 2008 resulted in approximately $0.5 million in additional property operating expenses in 2009 compared to 2008. The remaining increase was mostly due to properties whose master leases expired, and the Company began recognizing the underlying operating expenses of the buildings totaling approximately $0.5 million for the second quarter of 2009.
     • Depreciation expense increased $3.9 million, or 33.5%, due mainly to approximately $2.7 million in additional depreciation recognized in the second quarter of 2009 compared to 2008 related to the Company’s 2008 and 2009 real estate acquisitions and $0.4 million related to properties previously under construction that commenced operations during 2008. The remainder of the increase was related to various building and tenant improvement expenditures.
     • Amortization expense increased $0.8 million, or 137.8%, due mainly to additional amortization of approximately $1.1 million recognized on lease intangibles acquired related to the Company’s 2008 real estate acquisitions, offset partially by a decrease in amortization of approximately $0.3 million on lease intangibles acquired related mainly to the Company’s 2003 and 2004 real estate acquisitions which are becoming fully amortized.
     Other income (expense) for the three months ended June 30, 2009 improved $0.6 million, or 5.5%, compared to the same period in 2008, mainly because interest expense decreased $0.8 million, or 7.7%. This decrease was mainly attributable to a reduction of approximately $0.7 million as a result of certain repurchases of the Senior Notes due 2011 and 2014 during 2008, an increase in the capitalization of interest of approximately $1.0 million relating to the Company’s construction projects, as well as a reduction of approximately $0.1 million related to the Unsecured Credit Facility resulting mainly from a decrease in interest rates. These amounts were partially offset by an increase of approximately $1.0 million related to mortgage notes payable assumed by the Company in connection with its investments in two consolidated joint ventures during 2008 and 2009. (See “Cost of Capital” discussion below.)
     Income from discontinued operations totaled $7.5 million and $9.0 million, respectively, for the three months ended June 30, 2009 and 2008, which includes the results of operations, gains on sale, and impairment charges related to assets classified as held for sale or disposed of during the second quarter of 2009 and 2008. The Company disposed of two properties during the second quarter of 2009, with two properties remaining in held for sale at June 30, 2009.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Income from continuing operations for the six months ended June 30, 2009 was $17.1 million, compared to $9.7 million for the same period in 2008. Net income for the six months ended June 30, 2009 was $37.7 million, or $0.65 per basic common share ($0.64 per diluted common share), compared to $20.6 million, or $0.42 per basic common share ($0.41 per diluted common share), for the same period in 2008.

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2009	2008	$	%

REVENUES
Master lease rent	$30,604	$30,703	$(99)	-0.3%
Property operating	88,776	65,014	23,762	36.5%
Straight-line rent	688	(182)	870	-478.0%
Mortgage interest	1,468	1,067	401	37.6%
Other operating	6,514	8,164	(1,650)	-20.2%

	128,050	104,766	23,284	22.2%

EXPENSES
General and administrative	12,296	11,908	388	3.3%
Property operating	46,950	37,524	9,426	25.1%
Bad debts, net of recoveries	562	260	302	116.2%
Depreciation	31,300	23,127	8,173	35.3%
Amortization	2,827	1,150	1,677	145.8%

	93,935	73,969	19,966	27.0%
OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	—	9	(9)	—
Re-measurement gain of equity interest upon acquisition	2,701	—	2,701	—
Interest expense	(20,116)	(21,764)	1,648	-7.6%
Interest and other income, net	383	622	(239)	-38.4%

	(17,032)	(21,133)	4,101	-19.4%

INCOME FROM CONTINUING OPERATIONS	17,083	9,664	7,419	76.8%

DISCONTINUED OPERATIONS
Income from discontinued operations	582	2,582	(2,000)	-77.5%
Impairments	(22)	(29)	7	-24.1%
Gain on sales of real estate properties	20,051	8,352	11,699	140.1%

INCOME FROM DISCONTINUED OPERATIONS	20,611	10,905	9,706	89.0%

NET INCOME	37,694	20,569	17,125	83.3%

Less: Net income attributable to non-controlling interests	(77)	(3)	(74)	2,466.7%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$37,617	$20,566	$17,051	82.9%

     Total revenues from continuing operations for the six months ended June 30, 2009 increased $23.3 million, or 22.2%, compared to the same period in 2008, mainly for the reasons discussed below:

     • Master lease income decreased $0.1 million, or 0.3%. Master lease rental income declined approximately $1.0 million due to properties whose master leases had expired and the Company began recognizing the underlying tenant rents in property operating income during 2009, as well as a lease termination fee received and recognized in 2008 of approximately $0.8 million. These amounts were partially offset by additional revenues associated with the Company’s 2008 real estate acquisitions of approximately $0.8 million, with the remaining increase resulting mainly from annual rent increases and increases in additional rent.
     • Property operating income increased $23.8 million, or 36.5%, due mainly to the recognition of approximately $19.9 million in revenues in 2009 compared to 2008 from the Company’s 2008 and 2009 real estate acquisitions. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $1.0 million in additional property operating income in 2009 compared to 2008, with the remaining increase resulting mainly from new leasing activity and annual rent increases.
     • Straight-line rent increased $0.9 million due mainly to an increase of approximately $1.3 million related to leases on properties acquired during 2008 and 2009 that require straight-line rent accounting, partially offset by a decrease of approximately $0.5 million related to lease terminations associated with one operator.
     • Other operating income decreased $1.7 million, or 20.2%, due mainly to lower guaranty income resulting from the expiration of property operating agreements relating to five properties. Other operating income for both periods included approximately $1.2 million in replacement rent received by the Company pursuant to an agreement with one operator that expired on June 30, 2009.
     Total expenses for the six months ended June 30, 2009 increased $20.0 million, or 27.0%, compared to the same period in 2008, mainly for the reasons discussed below:
     • General and administrative expenses increased $0.4 million, or 3.3%, due mainly to additional expense during the first quarter of 2009 of approximately $1.0 million related to the payment of a partial pension settlement and approximately $0.7 million of additional expenses relating to compensation-related matters, offset partially by a decrease in pursuit-related expenditures of approximately $0.8 million and pension expense of approximately $0.7 million.
     • Property operating expense increased $9.4 million, or 25.1%, due mainly to approximately $7.4 million in additional expenses in 2009 compared to 2008 from the Company’s 2008 and 2009 real estate acquisitions. Also, properties previously under construction that commenced operations during 2008 resulted in approximately $1.0 million in additional property operating expenses in 2009 compared to 2008. The remaining increase was mostly due to properties whose master leases expired, and the Company began recognizing the underlying operating expenses of the buildings totaling approximately $0.4 million.
     • Depreciation expense increased $8.2 million, or 35.3%, due mainly to approximately $6.5 million in additional depreciation recognized in the first six months of 2009 compared to the same period in 2008 from the Company’s 2008 and 2009 real estate acquisitions and $0.8 million related to properties previously under construction that commenced operations during 2008. Also, in accordance with SFAS No. 144, the Company recorded a depreciation adjustment in the first quarter of 2009 totaling approximately $0.5 million which reduced the Company’s carrying amount on five properties to their respective adjusted net book value upon reclassification of the properties from held for sale to held for use. The remainder of the increase was related to various building and tenant improvement expenditures.
     • Amortization expense increased $1.7 million, or 145.8%, due mainly to additional amortization of approximately $2.0 million recognized on lease intangibles acquired related to the Company’s 2008 real estate acquisitions, offset partially by a decrease in amortization of approximately $0.4 million on lease intangibles recognized from the Company’s 2003 and 2004 real estate acquisitions which are becoming fully amortized.
     Other income (expense) for the six months ended June 30, 2009 improved $4.1 million, or 19.4%, compared to the same period in 2008, mainly for the reasons discussed below:
     • The Company recognized a $2.7 million gain related to the valuation and re-measurement of the Company’s equity interest in a joint venture in connection with the Company’s acquisition of the remaining equity interests in the joint venture.

     • Interest expense decreased $1.6 million, or 7.6%. This decrease was mainly attributable to an increase in the capitalization of interest of approximately $1.5 million relating to the Company’s construction projects, a reduction of approximately $1.9 million due to certain repurchases of the Senior Notes due 2011 and 2014 during 2008, as well as a reduction of approximately $0.4 million related to the Unsecured Credit Facility resulting mainly from a decrease in interest rates. These amounts were partially offset by an increase of approximately $1.9 million related to mortgage notes assumed by the Company in connection with its investments in two consolidated joint ventures during 2008 and 2009. (See “Cost of Capital” discussion below.)
     Income from discontinued operations totaled $20.6 million and $10.9 million, respectively, for the six months ended June 30, 2009 and 2008, which includes the results of operations, gains on sale, and impairment charges related to assets classified as held for sale or disposed of during the first six months of 2009 and 2008. The Company disposed of six properties during the first six months of 2009, with two properties remaining in held for sale at June 30, 2009.
Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under its Unsecured Credit Facility, secured debt borrowings, or from other private debt or equity offerings. For the six months ended June 30, 2009, the Company generated approximately $45.8 million in cash from operations which included a $2.3 million payment related to a partial pension settlement, and used approximately $45.2 million in total cash from investing and financing activities, including dividend payments, as detailed in the Company’s Condensed Consolidated Cash Flow Statement.
Cost of Capital
     The Company launched the renewal of its Unsecured Credit Facility and entered into loan application and commitment agreements for an aggregate of approximately $207.3 million in mortgage financing during the third quarter of 2009. The Company anticipates closing on both financings by the end of the third quarter, subject to normal and customary conditions, including the attainment of commitments on the new credit facility. The mortgage debt will bear interest at a fixed rate of 7.25% per annum. The Company anticipates that the interest rate on the new credit facility will be significantly higher than on its current credit facility which was 1.21% at June 30, 2009. The anticipated increases in interest expense will negatively impact the Company’s future cash flows and results from operations.
Contractual Obligations
     The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of June 30, 2009, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2009 and 2010 are included in the table below.

(Dollars in thousands)	2009	2010	Total

Long-term debt obligations, including interest (1)	$23,093	$384,018	$407,111
Operating lease commitments (2)	1,961	3,867	5,828
Construction in progress (3)	38,321	11,132	49,453
Tenant improvements (4)	2,552	—	2,552
Deferred gain (5)	1,007	—	1,007
Construction loan obligation (6)	4,793	—	4,793
Pension obligations (7)	—	—	—

	$71,727	$399,017	$470,744

(1)	Includes estimated interest due on total debt other than on the Unsecured Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements.

(2)	Includes primarily two office leases and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes cash flow projections for the remainder of 2009 and 2010 related to the construction of four buildings. A portion of the remaining commitments is designated for tenant improvements that will generally be funded after the core and shell of the building is substantially completed.

(4)	The Company has various remaining first-generation tenant improvements budgeted as of June 30, 2009 totaling approximately $20.9 million related to properties that were developed by the Company that the Company may fund for tenant improvements as leases are signed.

(5)	As part of the sale of its senior living assets in 2007, the Company recorded a $5.7 million deferred gain related to one tenant under a lease assigned to one buyer. The amounts the Company will pay are based upon the tenant’s performance under its lease through July 31, 2011. As of June 30, 2009, the Company had paid $4.7 million to the buyer which reduced the Company’s deferred gain. The Company has historically made payments quarterly. As such, assuming quarterly payments continue in 2009, the deferred gain would be eliminated during 2009.

(6)	The Company’s remaining commitment at June 30, 2009 related to two construction loans.

(7)	At June 30, 2009, two employees and five non-employee directors were eligible to retire under the Executive Retirement Plan or the Retirement Plan for Outside Directors. If these individuals retired at normal retirement age and received full retirement benefits based upon the terms of each applicable plan, the future benefits to be paid are estimated, as of the most recent measurement date, to be approximately $33.6 million, of which approximately $84,000 is currently being paid annually to one employee who is retired. Also, in January 2009, subsequent to the measurement date, the Company paid $2.3 million to its chief executive officer related to a partial settlement of his pension benefits. Because the Company does not know when these individuals will retire, it has not projected in this table when these amounts would be paid.
     As of June 30, 2009, approximately 64.3% of the Company’s outstanding debt balances were due in 2011 or after, with the majority of the debt balances due before 2011 relating to the Unsecured Credit Facility due in 2010. The Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 44.9% at June 30, 2009 and its earnings (from continuing operations) covered fixed charges at a ratio of 1.49 to 1.0 for the six months ended June 30, 2009. Also, at June 30, 2009, the Company had $338.0 million outstanding under its Unsecured Credit Facility, with a weighted average interest rate of approximately 1.21%, and had borrowing capacity remaining, under its financial covenants, of approximately $62.0 million.
     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2009, the Company was in compliance with its financial covenant provisions under its various debt instruments.
     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.
Security Deposits and Letters of Credit
     As of June 30, 2009, the Company had approximately $6.1 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
2009 Acquisitions
     During the first quarter of 2009, the Company acquired the remaining equity interest in a joint venture, which owns a 62,246 square foot on-campus medical office building in Oregon, for $4.4 million, and assumed an outstanding mortgage totaling approximately $12.8 million. Prior to the acquisition, the Company owned a 50% equity interest in the joint venture. The building is 97% occupied with lease expirations through 2025. During the first quarter, a joint venture in which the Company has an 80% controlling interest acquired a 33,974 square foot medical office building in Iowa for $10.7 million. The property is 100% leased to two tenants.
     During July 2009, HR Ladco Holdings, LLC acquired a 22,572 square foot medical office building in Iowa for $3.6 million that is 100% occupied by one tenant whose lease expires in 2021. HR Ladco Holdings, LLC also acquired a 63,224 square foot medical office/wellness facility in Iowa for $21.0 million that is 100% occupied by one tenant whose lease expires in 2029.
2009 Dispositions
     During the first quarter of 2009, the Company disposed of four medical office buildings for approximately $66.1 million in net proceeds and repaid a $19.5 million mortgage note secured by one of the properties.
     During the second quarter of 2009, the Company disposed of one specialty inpatient facility and one ambulatory surgery center for approximately $20.5 million in net proceeds, including $1.5 million in proceeds from a land exchange.
     During July 2009, the Company disposed of a physician clinic for approximately $0.6 million in net proceeds.
Purchase Options
     At June 30, 2009, the Company had a gross investment of approximately $120.1 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators or lessees that had not been exercised.

Construction in Progress and Other Construction Commitments
     As of June 30, 2009, the Company had four medical office buildings under construction with estimated completion dates ranging from the third quarter of 2009 through the second quarter of 2010. At June 30, 2009, the Company had $126.4 million invested in construction in progress, including $17.3 million of land held for future development, and expects to fund $38.3 million and $11.1 million in 2009 and 2010, respectively, on projects currently under construction. See Note 6 to the Condensed Consolidated Financial Statements for more details on the Company’s construction in progress at June 30, 2009.
     The Company also had various remaining first-generation tenant improvements budgeted as of June 30, 2009 totaling approximately $20.9 million related to properties that were developed by the Company and a tenant improvement obligation totaling approximately $2.6 million.
     In addition to the projects currently under construction, the Company is financing an on-campus medical office development of an outpatient campus comprised of six facilities, with a total budget of approximately $72 million, of which the Company has already advanced $53.0 million. The Company expects to finance the remaining $19.0 million during 2009 and 2010. With respect to five of the six facilities, the Company has an option to purchase each facility at a market cap rate upon its completion and attaining full occupancy. During 2009, three of the five properties were acquired for approximately $35.3 million. The sixth facility is under contract for sale to an unrelated party.
Dividends
     The Company’s Board of Directors declared a common stock cash dividend for the second quarter of 2009 of $0.385 per share. This dividend is payable on September 4, 2009 to shareholders of record on August 21, 2009. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Liquidity
     Net cash provided by operating activities was $45.8 million and $42.7 million for the six months ended June 30, 2009 and 2008, respectively. Net cash from operations for the six months ended June 30, 2009 included a $2.3 million payment related to a partial pension settlement. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors. The Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 15 years and have annual rate increases based generally on consumer price indices.
     The Company plans to continue to meet its liquidity needs, including funding additional investments in 2009, paying dividends, and funding debt service, with cash flows from operations, borrowings under its credit facility, proceeds of mortgage notes receivable repayments, proceeds from sales of real estate investments, proceeds from secured or unsecured debt borrowings, or additional capital market financings. The Company launched the renewal of its Unsecured Credit Facility and entered into loan application and commitment agreements for an aggregate of approximately $207.3 million in mortgage financing during the third quarter of 2009. The Company anticipates closing both financings by the end of the third quarter, subject to normal and customary conditions, including the attainment of commitments on the new credit facility. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will continue to be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended June 30, 2009, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K and in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of shareholders was held on May 19, 2009, and its shareholders voted on the following matters.
     (a) Charles Raymond Fernandez, M.D., Errol L. Biggs, Ph. D., and Bruce D. Sullivan were elected to serve as Directors. The vote was as follows:

				Votes Cast
	Director	Term	Votes Cast	Against or
	Class	Expires	in Favor	Withheld	Non Votes
Charles Raymond Fernandez, M.D.	1	2012	53,406,393	1,403,445	4,494,599
Errol L. Biggs, Ph. D.	1	2012	53,453,408	1,356,430	4,494,599
Bruce D. Sullivan	1	2012	53,975,570	834,268	4,494,599
     The following Class 2 and Class 3 Directors continued in office following the meeting:

Term Expires
Marliese E. Mooney	2010
Edwin B. Morris III	2010
John Knox Singleton	2010
David R. Emery	2011
Batey M. Gresham, Jr.	2011
Dan S. Wilford	2011
     (b) The shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ended December 31, 2009, by the following vote:

Votes Cast in	Votes Cast	Abstentions/Non
Favor	Against	Votes
54,589,039	135,856	4,579,542

Item 6. Exhibits.

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Executive Vice President and Chief Financial Officer

Date: August 10, 2009

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