Form 10-Q
period 2009-09-30
HEALTHCARE REALTY TRUST INC
filed 2009-11-09
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2009, 59,364,717 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2009

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Real estate properties:
Land	$116,114	$107,555
Buildings, improvements and lease intangibles	1,912,585	1,792,402
Personal property	17,431	16,985
Construction in progress	122,648	84,782

	2,168,778	2,001,724
Less accumulated depreciation	(424,370)	(367,360)

Total real estate properties, net	1,744,408	1,634,364

Cash and cash equivalents	5,088	4,138
Mortgage notes receivable	41,595	59,001
Assets held for sale and discontinued operations, net	903	90,233
Other assets, net	87,567	77,044

Total assets	$1,879,561	$1,864,780

LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$997,037	$940,186
Accounts payable and accrued liabilities	61,404	45,937
Liabilities held for sale and discontinued operations	11	32,821
Other liabilities	41,301	49,589

Total liabilities	1,099,753	1,068,533

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 59,363,946 and 59,246,284 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	594	592
Additional paid-in capital	1,494,345	1,490,535
Accumulated other comprehensive loss	(6,461)	(6,461)
Cumulative net income	783,595	736,874
Cumulative dividends	(1,495,250)	(1,426,720)

Total stockholders’ equity	776,823	794,820
Noncontrolling interests	2,985	1,427

Total equity	779,808	796,247

Total liabilities and equity	$1,879,561	$1,864,780

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three Months Ended September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(Unaudited)

	2009	2008
REVENUES
Master lease rent	$14,973	$15,166
Property operating	45,638	34,721
Straight-line rent	676	124
Mortgage interest	658	579
Other operating	2,111	4,084

	64,056	54,674

EXPENSES
General and administrative	5,107	6,018
Property operating	23,979	21,625
Impairment	—	1,600
Bad debts, net of recoveries	(133)	95
Depreciation	15,906	12,166
Amortization	1,236	769

	46,095	42,273

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt, net	—	2,015
Interest expense	(9,587)	(10,863)
Interest and other income, net	292	185

	(9,295)	(8,663)

INCOME FROM CONTINUING OPERATIONS	8,666	3,738

DISCONTINUED OPERATIONS
Income from discontinued operations	289	1,092
Gain on sales of real estate properties	84	746

INCOME FROM DISCONTINUED OPERATIONS	373	1,838

NET INCOME	9,039	5,576

Less: Net (income) loss attributable to noncontrolling interests	65	(49)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,104	$5,527

Basic Earnings Per Common Share
Income from continuing operations	$0.15	$0.07
Discontinued operations	0.01	0.04

Net income attributable to common stockholders	$0.16	$0.11

Diluted Earnings Per Common Share
Income from continuing operations	$0.15	$0.07
Discontinued operations	0.00	0.04

Net income attributable to common stockholders	$0.15	$0.11

Weighted Average Common Shares Outstanding — Basic	58,174,482	49,530,813

Weighted Average Common Shares Outstanding — Diluted	59,064,066	50,614,173

Dividends Declared, per Common Share, During the Period	$0.385	$0.385

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(Unaudited)

	2009	2008
REVENUES
Master lease rent	$45,576	$45,869
Property operating	134,414	99,736
Straight-line rent	1,364	(58)
Mortgage interest	2,126	1,647
Other operating	8,626	12,246

	192,106	159,440

EXPENSES
General and administrative	17,402	17,926
Property operating	70,929	59,149
Impairment	—	1,600
Bad debts, net of recoveries	429	355
Depreciation	47,207	35,293
Amortization	4,063	1,919

	140,030	116,242

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt, net	—	2,024
Re-measurement gain of equity interest upon acquisition	2,701	—
Interest expense	(29,703)	(32,627)
Interest and other income, net	675	807

	(26,327)	(29,796)

INCOME FROM CONTINUING OPERATIONS	25,749	13,402

DISCONTINUED OPERATIONS
Income from discontinued operations	870	3,674
Impairments	(22)	(29)
Gain on sales of real estate properties	20,136	9,098

INCOME FROM DISCONTINUED OPERATIONS	20,984	12,743

NET INCOME	46,733	26,145

Less: Net income attributable to noncontrolling interests	(12)	(52)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$46,721	$26,093

Basic Earnings Per Common Share
Income from continuing operations	$0.44	$0.27
Discontinued operations	0.36	0.26

Net income attributable to common stockholders	$0.80	$0.53

Diluted Earnings Per Common Share
Income from continuing operations	$0.44	$0.27
Discontinued operations	0.35	0.25

Net income attributable to common stockholders	$0.79	$0.52

Weighted Average Common Shares Outstanding — Basic	58,150,024	49,438,796

Weighted Average Common Shares Outstanding — Diluted	58,950,870	50,481,469

Dividends Declared, per Common Share, During the Period	$1.155	$1.155

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	2009	2008
Operating Activities
Net income	$46,733	$26,145
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,889	40,168
Stock-based compensation	3,286	3,487
Straight-line rent receivable	(1,348)	75
Straight-line rent liability	336	147
Gain on sales of real estate properties	(20,136)	(9,098)
Gain on repurchase of notes payable	—	(2,024)
Re-measurement gain of equity interest upon acquisition	(2,701)	—
Impairments	22	1,629
Equity in losses from unconsolidated joint ventures	2	93
Provision for bad debts, net of recoveries	429	426
State income taxes paid, net of refunds	(662)	(651)
Payment of partial pension settlement	(2,300)	—
Changes in operating assets and liabilities:
Other assets	(1,005)	5,029
Accounts payable and accrued liabilities	11,984	9,653
Other liabilities	(5,148)	2,983

Net cash provided by operating activities	82,381	78,062

Investing Activities
Acquisition and development of real estate properties	(99,253)	(138,452)
Funding of mortgages and notes receivable	(13,183)	(12,519)
Investment in unconsolidated joint venture	(184)	—
Distributions received from unconsolidated joint ventures	—	882
Partial redemption of preferred equity investment in an unconsolidated joint venture	—	5,546
Proceeds from sales of real estate	83,441	24,681
Proceeds from mortgages and notes receivable repayments	205	2,634

Net cash used in investing activities	(28,974)	(117,228)

Financing Activities
Net borrowings on unsecured credit facilities	44,000	(68,000)
Repayments on notes and bonds payable	(22,640)	(2,720)
Repurchase of notes payable	—	(31,238)
Quarterly dividends paid	(68,530)	(58,609)
Proceeds from issuance of common stock	534	197,062
Equity issuance costs	—	(32)
Common stock redemption	(8)	(282)
Debt issuance costs	(7,393)	—
Credit facility amendment fee	—	(326)
Capital contributions received from noncontrolling interests	1,771	—
Distributions to noncontrolling interests	(191)	(52)

Net cash provided by (used in) financing activities	(52,457)	35,803

Increase (decrease) in cash and cash equivalents	950	(3,363)
Cash and cash equivalents, beginning of period	4,138	8,519

Cash and cash equivalents, end of period	$5,088	$5,156

Supplemental Cash Flow Information:
Interest paid	$26,953	$28,544
Capitalized interest	$7,260	$4,760
Capital expenditures accrued	$15,891	$10,449
Mortgage note payable assumed upon acquisition of joint venture interest (adjusted to fair value)	$11,716	$—
Mortgage note payable disposed of upon sale of joint venture interest	$5,425	$422
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements

September 30, 2009
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
          Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.2 billion in 206 real estate properties and mortgages as of September 30, 2009, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 201 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 28 states, totaling approximately 12.3 million square feet. As of September 30, 2009, the Company provided property management services to approximately 9.0 million square feet nationwide.
Principles of Consolidation
          The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures and partnerships where the Company controls the operating activities and receives substantially all of the economic benefits.
          The Company’s investments in its unconsolidated joint ventures are included in other assets and the related equity income is recognized in other income (expense) on the Company’s Condensed Consolidated Financial Statements. The Company reports noncontrolling (minority) interests in subsidiaries as equity and the related net income attributable to the noncontrolling interests as part of consolidated net income in its financial statements.
          The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the Condensed Consolidated Financial Statements. The Company evaluated subsequent events for recognition or disclosure through November 9, 2009, which is the date the Condensed Consolidated Financial Statements were issued.
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
     Noncontrolling interests
          All prior period noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets have been reclassified from liabilities to equity, and all prior period noncontrolling interests’ net income on the Company’s Condensed Consolidated Statements of Income have been reclassified to specifically identify net income or loss attributable to the noncontrolling interests.
Revenue Recognition
          The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must be met before a Company may recognize revenue, including persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectibility is reasonably assured.
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
     Property operating income
          As of September 30, 2009, the Company had eight real estate properties subject to property operating agreements that obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in return for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to the Company for the shortfall under the terms of these agreements. The Company recognizes the shortfall income in other operating income on the Company’s Condensed Consolidated Statements of Income.
Accumulated Other Comprehensive Loss
          Certain items must be included in comprehensive income (loss), including items such as foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains or losses on available-for-sale securities. The Company’s accumulated other comprehensive loss includes the cumulative pension liability adjustments, which are generally recognized in the fourth quarter of each year. As such, the Company’s total comprehensive income for the three and nine months ended September 30, 2009 and 2008 was the same as net income.
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
Incentive Plans
          The Company has issued and outstanding various employee and non-employee stock-based awards, including restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plan. The Company recognizes compensation expense for these awards based on the grant date fair value of the awards.
Accounting for Defined Benefit Pension Plans
          The Company has pension plans under which the Company’s Board of Directors and certain designated employees may receive retirement benefits upon retirement and the completion of five years of service with the Company. The plans are unfunded and benefits will be paid from earnings of the Company. The Company recognizes pension expense on an accrual basis over an estimated service period. The Company calculates pension expense and the corresponding liability annually on the measurement date (December 31) which requires certain assumptions, such as a discount rate and the recognition of actuarial gains and losses.
Operating Leases
          As described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company is obligated under operating lease agreements consisting primarily of its corporate office lease and various ground leases related to the Company’s real estate investments where the Company is the lessee.
Discontinued Operations and Assets Held for Sale
     The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Income. A company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets classified as held for sale on the Company’s Condensed Consolidated Balance Sheets are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Condensed Consolidated Statements of Income. As of September 30, 2009, the Company had one real estate property classified as held for sale.
Land Held for Development
          Land held for development, which is included in construction in progress on the Company’s Condensed Consolidated Balance Sheets, includes parcels of land owned by the Company, upon which the Company intends to develop and own medical office and outpatient healthcare properties. See Note 6 for a detail of the Company’s land held for development.

Fair Value Measurements
          Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. In calculating fair value, a company must maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.
          A hierarchy of valuation techniques is defined to determine whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:
          o Level 1 — quoted prices for identical instruments in active markets;
          o Level 2 — quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
          o Level 3 — fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Real Estate Properties
          Real estate properties are recorded at fair value at the acquisition date. The fair value of real estate properties acquired is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property based upon estimated fair values at the time of acquisition.
New Pronouncements
          Beginning with interim or annual periods ending after September 15, 2009, the FASB’s Accounting Standards Codification (the “Codification”) became the single source of authoritative nongovernmental GAAP. Previously existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), were superseded by the Codification. As such, all references to authoritative accounting literature are referenced in accordance with the Codification. The Codification was not designed to change GAAP, but instead to introduce a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification has not changed the content of the Company’s financial statements or other disclosures.

Note 2. Real Estate and Mortgage Notes Receivable Investments
          The Company had investments of approximately $2.2 billion in 206 real estate properties and mortgage notes receivable as of September 30, 2009, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 201 owned real estate properties, excluding assets classified as held for sale, are located in 28 states and comprise approximately 12.3 million total square feet. The table below details the Company’s investments.

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%

Owned properties:
Master leases
Medical office	20	$155,201	7.0%	953	7.7%
Physician clinics	16	123,611	5.6%	688	5.6%
Ambulatory care/surgery	5	33,351	1.5%	133	1.1%
Specialty outpatient	3	8,265	0.4%	37	0.3%
Specialty inpatient	12	218,611	9.9%	864	7.0%
Other	10	45,372	2.0%	498	4.0%

	66	584,411	26.4%	3,173	25.7%

Property operating agreements
Medical office	8	83,694	3.7%	621	5.0%

	8	83,694	3.7%	621	5.0%

Multi-tenanted with occupancy leases
Medical office	105	1,346,113	60.9%	7,894	64.0%
Physician clinics	15	50,610	2.3%	331	2.6%
Ambulatory care/surgery	5	66,812	3.0%	303	2.5%
Specialty outpatient	2	5,221	0.2%	22	0.2%

	127	1,468,756	66.4%	8,550	69.3%

Land Held for Development	—	17,301	0.8%	—	—
Corporate property	—	14,616	0.7%	—	—

	—	31,917	1.5%	—	—

Total owned properties	201	2,168,778	98.0%	12,344	100.0%

Mortgage loans:
Medical office	1	12,118	0.5%	—	—
Physician clinics	2	16,832	0.8%	—	—
Ambulatory care/surgery	1	12,645	0.6%	—	—

	4	41,595	1.9%	—	—

Unconsolidated joint ventures, net:
Other	1	1,266	0.1%	—	—

	1	1,266	0.1%	—	—

Total real estate investments	206	$2,211,639	100.0%	12,344	100.0%

Note 3. Acquisitions and Dispositions
Asset Acquisitions
          In January 2009, the Company acquired the remaining 50% equity interest in a joint venture (Unico 2006 MOB) which owns a 62,246 square foot on-campus medical office building in Oregon, for approximately $4.4 million in cash consideration. The building was approximately 97% occupied with lease maturities ranging from 2009 through 2025. In connection with the acquisition, the Company assumed an outstanding mortgage note payable held by the joint venture totaling approximately $12.8 million ($11.7 million including a $1.1 million fair value adjustment) which bears an effective rate of 6.51% and matures in 2021. Prior to the acquisition, the Company had a 50% equity investment in the joint venture totaling approximately $1.7 million which it accounted for under the equity method. In connection with the acquisition, the Company re-measured its previously held equity interest at the acquisition-date fair value and recognized a gain on the re-measurement of approximately $2.7 million which was recognized as income in the first quarter of 2009.
          In February 2009, a joint venture (HR Ladco Holdings, LLC), in which the Company has an 80% controlling interest, acquired a 33,974 square foot medical office building in Iowa for $10.7 million. The property was 100% leased and occupied by two tenants with lease expirations in 2018. The building was constructed by the Company’s joint venture partner, and the construction was funded by the Company through a construction loan. Upon acquisition by the joint venture, $8.0 million of the Company’s construction financing was converted to a permanent mortgage note payable to the Company and $1.1 million to capital contribution as the Company’s additional equity investment in the joint venture. Both the permanent mortgage note payable and the Company’s equity investment in the joint venture are eliminated in consolidation.
          In July 2009, HR Ladco Holdings, LLC acquired a 22,572 square foot medical office building in Iowa for $3.6 million. The property is 100% occupied by one tenant whose lease expires in 2021. In July 2009, HR Ladco Holdings, LLC also acquired a medical office/wellness facility in Iowa for $21.0 million. This 63,224 square foot building was 100% occupied by one tenant whose lease expires in 2029. The building was constructed by the Company’s joint venture partner, and the construction was funded by the Company through a construction loan. Upon acquisition of the building by the joint venture, $15.8 million of the Company’s construction financing was converted to a permanent mortgage note payable to the Company and $3.0 million to capital contribution as the Company’s additional equity investment in the joint venture. Both the permanent mortgage note payable and the Company’s equity investment in the joint venture are eliminated in consolidation.
Asset Dispositions
          In February 2009, the Company disposed of the following:
•	an 11,538 square foot medical office building in Florida in which the Company had an aggregate investment of approximately $1.4 million ($1.0 million, net). The Company received approximately $1.4 million in net proceeds and recognized a gain on sale of approximately $0.4 million.

•	a 139,467 square foot medical office building in Wyoming to the sponsor for $21.4 million. In December 2008, the Company received a $2.4 million deposit from the sponsor on the sale and received a $7.2 million termination fee from the sponsor for the termination of its property operating agreement with the Company. In February 2009, the Company received the remaining consideration of approximately $19.0 million (plus $0.2 million of interest). The Company had an aggregate investment of approximately $20.0 million ($15.8 million, net) in the medical office building and recognized a gain on sale of approximately $5.6 million.

•	the Company’s membership interests in an entity which owned an 86,942 square foot medical office building in Washington. The Company acquired the entity in December 2008 and had an aggregate and net investment of approximately $10.7 million. The Company received approximately $5.3 million in net proceeds, and the purchaser assumed the mortgage note secured by the property of approximately $5.4 million. The Company recognized a $22,000 impairment charge on the disposition related to closing costs.

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
          In July 2009, the Company disposed of an 8,243 square foot physician clinic in Virginia in which the Company had an aggregate investment of approximately $0.7 million ($0.5 million, net). The Company received approximately $0.6 million in net proceeds and recognized a gain on sale of approximately $0.1 million.
Discontinued Operations and Assets Held for Sale
          The tables below detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Income and included in assets and liabilities held for sale and discontinued operations on the Company’s Condensed Consolidated Balance Sheets. At September 30, 2009 and December 31, 2008, the Company had one and 12 properties, respectively, classified as held for sale. Six of the properties held for sale at December 31, 2008 were sold during 2009, one of the properties remains in held for sale at September 30, 2009, and five of the properties were reclassified to held for use during the first quarter of 2009 as the sale of those properties became improbable. In the first quarter of 2009, the Company recorded a depreciation adjustment totaling approximately $0.5 million to reduce the Company’s carrying amounts of the five properties reclassified to held for use to their respective adjusted net book values.

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Balance Sheet data (as of the period ended):
Land	$587	$9,503
Buildings, improvements and lease intangibles	1,021	109,596
Personal property	—	30

	1,608	119,129
Accumulated depreciation	(708)	(29,905)

Assets held for sale, net	900	89,224

Other assets, net (including receivables)	3	1,009

Assets of discontinued operations, net	3	1,009

Assets held for sale and discontinued operations, net	$903	$90,233

Notes and bonds payable	$—	$5,452

Liabilities held for sale	—	5,452

Notes and bonds payable	—	23,281
Accounts payable and accrued liabilities	11	409
Other liabilities	—	3,679

Liabilities of discontinued operations	11	27,369

Liabilities held for sale and discontinued operations	$11	$32,821

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Statements of Income data (for the period ended):
Revenues (1)
Master lease rent	$—	$598	$874	$2,999
Property operating	—	2,051	822	5,976
Straight-line rent	—	(1)	(16)	(18)
Other operating	—	176	216	610

	—	2,824	1,896	9,567

Expenses
General and administrative	—	(1)	—	(26)
Property operating	20	978	707	2,811
Bad debts, net of recoveries	(24)	—	(20)	71
Depreciation	—	440	159	1,889
Amortization	—	6	—	25

	(4)	1,423	846	4,770

Other Income (Expense)
Interest expense	—	(309)	(464)	(1,123)
Interest and other income	285	—	284	—

	285	(309)	(180)	(1,123)

Income from discontinued operations	289	1,092	870	3,674
Impairments	—	—	(22)	(29)
Gain on sales of real estate properties	84	746	20,136	9,098

Income from Discontinued Operations	$373	$1,838	$20,984	$12,743

Income from Discontinued Operations per basic common share
	$0.01	$0.04	$0.36	$0.26

Income from Discontinued Operations per diluted common share	$0.00	$0.04	$0.35	$0.25

Note 4. Notes and Bonds Payable
          The Company’s Condensed Consolidated Balance Sheet as of December 31, 2008 included four mortgage notes totaling $28.7 million in liabilities held for sale and discontinued operations. Included in notes and bonds payable on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009, are mortgage notes relating to five properties that the Company reclassified from held for sale to held for use during the first quarter of 2009. Those mortgage notes, totaling $3.7 million, which were classified as held for sale at December 31, 2008 are included in the December 31, 2008 column in the table below to conform to the September 30, 2009 presentation.

	Sept. 30,	Dec. 31,	Maturity	Contractual	Principal	Interest
(In thousands)	2009	2008	Dates	Interest Rates	Payments	Payments

Unsecured Credit Facility due 2012 (1)	$373,000	$—	9/12	LIBOR + 2.80%	At maturity	Quarterly
Unsecured Credit Facility due 2010 (1)	—	329,000	1/10	LIBOR + 0.90%	At maturity	Quarterly
Senior Notes due 2011, including premium	286,718	286,898	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	264,057	263,961	4/14	5.125%	At maturity	Semi-Annual
Mortgage notes payable, net of discounts	73,262	64,060	5/11-10/32	5.00%-7.625%	Monthly	Monthly

	$997,037	$943,919

(1)	The Company entered into a $550 million amended and restated credit facility due 2012 on September 30, 2009 which replaced the $400 million credit facility due 2010.
          The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2009, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Unsecured credit facilities
          On September 30, 2009, the Company entered into an amended and restated $550.0 million unsecured credit facility (the “Unsecured Credit Facility”) with 16 lenders that matures on September 30, 2012. Amounts outstanding under the Unsecured Credit Facility bear interest at a rate equal to (x) LIBOR or the base rate (defined as the highest of (i) the Federal Funds Rate plus 0.5%; (ii) the Bank of America prime rate and (iii) LIBOR) plus (y) a margin ranging from 2.15% to 3.20% (currently 2.80%) for LIBOR-based loans and 0.90% to 1.95% for base rate loans (currently 1.55%), based upon the Company’s unsecured debt ratings. In addition, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee is 0.40% per annum, unless the Company’s credit rating falls below a BBB-/Baa3, at which point the facility fee would be 0.50%. At September 30, 2009, the Company had $373.0 million outstanding under the facility with a weighted average interest rate of approximately 3.05% and had borrowing capacity remaining, under its financial covenants, of approximately $177.0 million. Amounts outstanding under the previous credit facility due 2010 totaling approximately $368.0 million were repaid with proceeds from the new Unsecured Credit Facility.
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

	September 30,	December 31,
(In thousands)	2009	2008

Senior Notes due 2011 face value	$286,300	$286,300
Unamortized net gain (net of discount)	418	598

Senior Notes due 2011 carrying amount	$286,718	$286,898

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

	September 30,	December 31,
(In thousands)	2009	2008

Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(680)	(776)

Senior Notes due 2014 carrying amount	$264,057	$263,961

Mortgage Notes Payable
          The following table details the Company’s mortgage notes payable, with related collateral, at September 30, 2009. The December 31, 2008 column has been adjusted to include $3.7 million in mortgage notes that were included in held for sale at December 31, 2008 but were subsequently reclassified to held for use during the first quarter of 2009.

						Investment in	Contractual
		Effective		Number		Collateral	Balance at
	Original	Interest	Maturity	of Notes		at Sept. 30,	Sept. 30,	Dec. 31,
(Dollars in millions)	Balance	Rate (10)	Date	Payable	Collateral (11)	2009	2009	2008

Life Insurance Co. (1)	$4.7	7.765%	1/17	1	MOB	$11.4	$2.6	$2.7
Commercial Bank (2)	23.4	7.220%	5/11	5	4 MOBs/1 ASC	54.4	5.4	7.5
Commercial Bank (3)	1.8	5.550%	10/32	1	OTH	7.7	1.7	1.8
Life Insurance Co. (4)	15.1	5.490%	1/16	1	ASC	32.5	14.0	14.2
Commercial Bank (5)	17.4	6.480%	6/15	1	MOB	19.9	14.3	14.3
Commercial Bank (6)	12.0	6.110%	8/20	1	2 MOBs	19.5	9.6	9.6
Commercial Bank (7)	15.2	7.650%	7/15	1	MOB	20.2	12.8	12.8
Life Insurance Co. (8)	1.5	6.810%	7/16	1	SOP	2.2	1.2	1.2
Commercial Bank (9)	12.8	6.510%	2/21	1	ASC	20.5	11.7	—

				13		$188.3	$73.3	$64.1

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Payable in fully amortizing monthly installments of principal and interest due at maturity.

(3)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(5)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $2.4 million and $2.7 million as of September 30, 2009 and December 31, 2008, respectively.

(6)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $1.9 million and $2.1 million as of September 30, 2009 and December 31, 2008, respectively.

(7)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on a 11-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $2.4 million and $2.4 million as of September 30, 2009 and December 31, 2008, respectively.

(8)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The balance reflects a fair value adjustment (discount) of $0.2 million and $0.2 million as of September 30, 2009 and December 31, 2008, respectively.

(9)	Payable in monthly installments of principal and interest based on a 12-year amortization with the final payment due at maturity. The Company acquired this mortgage note during 2009 and the balance reflects a discount of $1.0 million as of September 30, 2009.

(10)	The contractual interest rates ranged from 5.00% to 7.625% at September 30, 2009.

(11)	MOB-Medical office building; ASC-Ambulatory Care/Surgery; SOP-Specialty Outpatient; OTH-Other.
Long-Term Debt Maturities
     Future maturities of the Company’s notes and bonds payable as of September 30, 2009 were as follows:

		Discount/	Total
	Principal	Premium	Notes and
(Dollars in thousands)	Maturities	Amortization	Bonds Payable	%

2009	$1,118	$(190)	$928	0.1%
2010	4,663	(783)	3,880	0.4%
2011	289,579	(1,015)	288,564	28.9%
2012	374,807	(1,171)	373,636	37.5%
2013	1,923	(1,239)	684	0.1%
2014 and thereafter	333,094	(3,749)	329,345	33.0%

	$1,005,184	$(8,147)	$997,037	100.0%

Note 5. Other Assets
     Other assets consist primarily of receivables, straight-line rent receivables, prepaids and intangible assets. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	September 30,	December 31,
(In millions)	2009	2008

Straight-line rent receivables	$25.1	$23.2
Equity investments in joint ventures	1.3	2.8
Prepaid expenses	22.3	21.0
Accounts receivable, net	4.3	7.0
Above-market intangible assets, net	11.9	11.7
Deferred financing costs, net	9.2	3.1
Goodwill	3.5	3.5
Customer relationship intangible assets, net	1.2	1.2
Notes receivable, net	3.0	0.5
Other	5.8	3.0

	$87.6	$77.0

Equity investments in joint ventures
          At September 30, 2009 and December 31, 2008, the Company had investments in one and two unconsolidated joint ventures, respectively, which had investments in real estate properties. In January 2009, the Company acquired the remaining membership interest in one joint venture previously accounted for under the equity method. The Company accounts for its remaining joint venture investment under the cost method. The Company’s net investments in the joint ventures are included in other assets on the Company’s Condensed Consolidated Balance Sheet, and the related income or loss is included in interest and other income, net on the Company’s Condensed Consolidated Statements of Income.
          The table below details the Company’s investments in its unconsolidated joint ventures for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Net joint venture investments, beginning of period	$1,231	$17,341	$2,784	$18,356
Equity in income (losses) recognized during the period	—	55	(2)	(93)
Acquisition of remaining equity interest in a joint venture	—	—	(1,700)	—
Partial redemption of preferred equity investment in an unconsolidated joint venture	—	(5,546)	—	(5,546)
Additional investment in a joint venture	35	—	184	—
Distributions received during the period	—	(15)	—	(882)

Net joint venture investments, end of period	$1,266	$11,835	$1,266	$11,835

          In June 2009, the Company entered into a credit agreement pursuant to which it provides a $2.9 million revolving line of credit to a borrower which has a non-controlling interest in the Company’s consolidated joint venture. The credit facility is secured by the borrower’s ownership interest in the joint venture and the personal guarantee of its principal equity holder. At September 30, 2009, approximately $2.6 million was outstanding under the agreement under which the Company receives a 10.5% fixed rate of interest on amounts outstanding. Also, during 2008, a portion of the Company’s preferred equity investment in the joint venture accounted for under the cost method, in which the Company owns a 10% equity interest, was redeemed.
Note 6. Commitments and Contingencies
Construction in Progress
          As of September 30, 2009, the Company had four medical office buildings under construction with estimated completion dates ranging from the fourth quarter of 2009 through the third quarter of 2011. The Company also had land held for development at September 30, 2009 of approximately $17.3 million on which the Company expects to develop and own medical office and outpatient-related facilities. The table below details the Company’s construction in progress and land held for development as of September 30, 2009. The information included in the table below represents management’s estimates and expectations at September 30, 2009, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	September 30,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2009	Funding	Investment

(Dollars in thousands)
Under construction:
Illinois	4Q 2009	MOB	1	100,000	$20,436	$5,964	$26,400
Texas	4Q 2009	MOB	1	120,000	22,500	6,100	28,600
Hawaii	2Q 2010	MOB	1	133,000	57,147	28,853	86,000
Washington	3Q 2011	MOB	1	206,000	5,264	86,936	92,200

Land held for development:
Texas			—		9,184
Texas			—		8,117

			4	559,000	$122,648	$127,853	$233,200

(1)	MOB-Medical office building.
Other Construction
          At September 30, 2009, the Company had first-generation tenant improvements budgeted totaling approximately $20.3 million that had not yet been expended related to properties that were developed by the Company.
          The Company also had remaining commitments totaling approximately $1.4 million at September 30, 2009 related to two construction loans. In October 2009, one of these loans was fully repaid to the Company, leaving approximately $27,000 future commitment under the remaining construction loan.
Legal Proceedings
          The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
Note 7. Stockholders’ Equity
Common Stock Dividends
          During 2009, the Company’s Board of Directors declared common stock cash dividends as shown in the table below:

	Per Share			Date Paid
Dividend	Amount	Date of Declaration	Date of Record	(* Payable)

4th Quarter 2008	$0.385	February 3, 2009	February 20, 2009	March 5, 2009
1st Quarter 2009	$0.385	May 5, 2009	May 22, 2009	June 5, 2009
2nd Quarter 2009	$0.385	August 4, 2009	August 21, 2009	September 4, 2009
3rd Quarter 2009	$0.385	November 9, 2009	November 20, 2009	* December 4, 2009
Earnings per share
          The table below sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Weighted Average Shares
Weighted average shares outstanding	59,357,280	50,847,088	59,326,743	50,755,115
Unvested restricted stock	(1,182,798)	(1,316,275)	(1,176,719)	(1,316,319)

Weighted average shares — Basic	58,174,482	49,530,813	58,150,024	49,438,796

Weighted average shares — Basic	58,174,482	49,530,813	58,150,024	49,438,796
Dilutive effect of restricted stock	836,013	1,042,419	741,099	996,622
Dilutive effect of employee stock purchase plan	53,571	40,941	59,747	46,051

Weighted average shares — Diluted	59,064,066	50,614,173	58,950,870	50,481,469

Net income
Income from continuing operations	$8,666	$3,738	$25,749	$13,402
Noncontrolling interests’ share in earnings	65	(49)	(12)	(52)

Income from continuing operations attributable to common stockholders	8,731	3,689	25,737	13,350
Discontinued operations	373	1,838	20,984	12,743

Net income attributable to common stockholders	$9,104	$5,527	$46,721	$26,093

Basic earnings per common share
Income from continuing operations	$0.15	$0.07	$0.44	$0.27
Discontinued operations	0.01	0.04	0.36	0.26

Net income attributable to common stockholders	$0.16	$0.11	$0.80	$0.53

Diluted earnings per common share
Income from continuing operations	$0.15	$0.07	$0.44	$0.27
Discontinued operations	0.00	0.04	0.35	0.25

Net income attributable to common stockholders	$0.15	$0.11	$0.79	$0.52

Incentive Plans
          The Company has issued and outstanding various stock-based awards. These awards include restricted stock issued to employees pursuant to the Company’s employee stock incentive plans, restricted stock issued to its Board of Directors under its non-employee director incentive plan, and options issued to employees pursuant to its employee stock purchase plan.
          A summary of the activity under the incentive plans for the three and nine months ended September 30, 2009 and 2008 is included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock-based awards, beginning of period	1,179,009	1,310,778	1,111,728	1,289,646
Granted	—	—	85,090	65,800
Vested	(1,727)	—	(19,536)	(41,388)
Forfeited	—	—	—	(3,280)

Stock-based awards, end of period	1,177,282	1,310,778	1,177,282	1,310,778

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
          A summary of the activity under the employee stock purchase plan for the three and nine months ended September 30, 2009 and 2008 is included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Outstanding and exercisable, beginning of period	370,754	276,360	250,868	179,603
Granted	—	—	219,184	194,832
Exercised	(1,023)	(5,855)	(6,410)	(8,805)
Forfeited	(18,505)	(5,830)	(29,807)	(26,661)
Expired	—	—	(82,609)	(74,294)

Outstanding and exercisable, end of period	351,226	264,675	351,226	264,675

     The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests:

			Accumulated
		Additional	Other	Cumulative		Total	Non-
(Dollars in thousands,	Common	Paid-In	Comprehensive	Net	Cumulative	Stockholders’	controlling	Total
except per share data)	Stock	Capital	Loss	Income	Dividends	Equity	Interests	Equity

Balance at December 31, 2008	$592	$1,490,535	$(6,461)	$736,874	$(1,426,720)	$794,820	$1,427	$796,247
Issuance of stock	2	524	—	—	—	526	—	526
Stock-based compensation	—	3,286	—	—	—	3,286	—	3,286
Net income	—	—	—	46,721	—	46,721	12	46,733
Other comprehensive income	—	—	—	—	—	—	—	—

Comprehensive income								46,733
Common dividends ($0.385 per share)	—	—	—	—	(68,530)	(68,530)	—	(68,530)
Distributions to noncontrolling interests	—	—	—	—	—	—	(225)	(225)
Proceeds from noncontrolling interests	—	—	—	—	—	—	1,771	1,771

Balance at Sept. 30, 2009	$594	$1,494,345	$(6,461)	$783,595	$(1,495,250)	$776,823	$2,985	$779,808

Note 8. Defined Benefit Pension Plans
          The Company has pension plans under which the Company’s Board of Directors and three designated employees may receive certain benefits upon retirement and the completion of five years of service with the Company. The plans are unfunded, and benefits will be paid from earnings of the Company.
          Effective November 3, 2009, the Company terminated the pension plan for the Board of Directors. Accumulated benefits due will be paid out in lump sums to each non-employee director in accordance with the pension plan and the Internal Revenue Code.
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
          Net periodic benefit cost recorded related to the Company’s pension plans for the three and nine months ended September 30, 2009 and 2008 is detailed in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Service costs	$77	$287	$231	$892
Interest costs	234	311	701	926
Effect of partial pension settlement	—	—	1,017	—
Amortization of net gain/loss	171	228	514	678

Total recognized in net periodic benefit cost and other comprehensive loss	$482	$826	$2,463	$2,496

Note 9. Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Property lease guaranty revenue	$1,827	$3,064	$6,637	$9,663
Interest income on notes receivable	178	304	425	437
Management fee income	45	45	127	134
Replacement rent	16	614	1,282	1,852
Other	45	57	155	160

	$2,111	$4,084	$8,626	$12,246

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
          The following table reconciles the Company’s consolidated net income to taxable income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Net income attributable to common stockholders	$9,104	$5,527	$46,721	$26,093
Reconciling Items to Taxable Income:
Depreciation and amortization	4,115	3,034	13,618	8,989
Gain or loss on disposition of depreciable assets	3,168	(81)	12,251	(3,488)
Straight-line rent	(564)	(62)	(1,012)	222
Receivable allowances	(81)	339	603	1,079
Stock-based compensation	2,238	2,540	7,899	6,221
Other	(5,488)	2,150	(8,867)	1,310

Taxable income (1)	$12,492	$13,447	$71,213	$40,426

Dividends paid	$22,852	$19,542	$68,530	$58,609

(1)	Before REIT dividend paid deduction.
State Income Taxes
          State income tax expense and state income tax payments for the three and nine months ended September 30, 2009 and 2008 are detailed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

State income tax expense:
Texas gross margins tax	$204	$118	$425	$310
Other	(83)	43	(12)	111

Total state income tax expense	$121	$161	$413	$421

State income tax payments, net of refunds	$93	$30	$662	$651

Note 11. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of September 30, 2009 and December 31, 2008 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes receivable is estimated either based on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently. The fair value of the notes receivable is estimated using cash flow analyses based on assumed market rates of interest consistent with rates on notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value

Notes and bonds payable	$997.0	$1,055.8	$968.9	$1,041.9
Mortgage notes receivable	$41.6	$41.3	$59.0	$58.8
Notes receivable, net of allowances	$3.0	$3.0	$0.5	$0.5

Note 12. Subsequent Events
     On July 28, 2009, the Company entered into loan application and commitment agreements with Teachers Insurance and Annuity Association of America (“TIAA”) for an aggregate of approximately $207.3 million in mortgage financing. As of November 4, 2009, the Company and TIAA agreed to reduce the aggregate commitments to a maximum of $140.3 million. The loans will bear interest at a fixed rate of 7.25% per annum, and will mature seven years from the date of closing, but may be renewed at the Company’s option for two one-year renewal periods, subject to a 50 basis point renewal fee and other customary conditions. Closing of the loans is expected to occur during the fourth quarter of 2009, subject to normal and customary conditions. The Company intends to apply the net proceeds of the loans to the outstanding balance under its Unsecured Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Disclosure Regarding Forward-Looking Statements
          This report and other materials Healthcare Realty Trust Incorporated (the “Company”) has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” ”should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, in the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2009, and in this report, that could significantly affect the Company’s current plans and expectations and future financial condition and results.
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
          For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2008, in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and in Item 1A of Part II of this quarterly report on Form 10-Q.
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

Executive Overview
          On September 30, 2009, the Company entered into an amended and restated $550.0 million unsecured credit facility (the “Unsecured Credit Facility”) with 16 lenders, including Bank of America, N.A., as administrative agent. The Unsecured Credit Facility currently bears interest at 2.80% over LIBOR, with a 0.40% facility fee, and matures on September 30, 2012. The outstanding balance on the Company’s previous unsecured credit facility, totaling approximately $368.0 million, was repaid with proceeds from the Unsecured Credit Facility.
          The Company has also entered into loan application and commitment agreements with Teachers Insurance and Annuity Association of America for mortgage financing not to exceed $140.3 million on certain of its properties. The loans will bear interest at a fixed rate of 7.25% per annum and will mature seven years from the date of closing, which is expected in the fourth quarter of 2009, subject to normal and customary conditions. The Company intends to apply the net proceeds of the loans to the outstanding balance under its Unsecured Credit Facility. See Note 12 to the Condensed Consolidated Financial Statements.
          At September 30, 2009, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 45.8%, with no significant maturities until 2011. The Company had borrowings outstanding under the Unsecured Credit Facility totaling $373.0 million at September 30, 2009, with a capacity remaining under its financial covenants of $177.0 million.
          The Company’s real estate portfolio, diversified by facility type, geography, tenant and payor mix, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice and reimbursement patterns. Overall portfolio occupancy for the third quarter remained stable, while rental rates on renewing leases showed strong increases consistent with previous quarters.
Trends and Matters Impacting Operating Results
          Management monitors factors and trends important to the Company and the REIT industry in order to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, below are some of the factors and trends that management believes may impact future operations of the Company.
Cost of Capital
          The cost of the Company’s short-term borrowings increased upon closing the new Unsecured Credit Facility on September 30, 2009. The rate on the revolving credit facility increased from 0.90% over LIBOR with a 0.20% facility fee to 2.80% over LIBOR with a 0.40% facility fee. Upon closing the Unsecured Credit Facility, the Company repaid the outstanding balance under its previous credit facility totaling $368.0 million.
          The Company has also entered into loan application and commitment agreements to obtain mortgage financing not to exceed $140.3 million on certain of its properties. The mortgage debt will bear interest at a fixed rate of 7.25% per annum.
          The Company expects that the additional interest expense from the Unsecured Credit Facility and the mortgage debt will have a negative impact on its future net income, funds from operations, and cash flows. As a result of its increasing short and long-term financing costs, the Company expects to pay quarterly dividends of $0.30 per share beginning with the fourth quarter of 2009, which would be payable in March 2010.
Acquisitions
          During the first quarter of 2009, the Company acquired the remaining 50% equity interest in a joint venture which owns a 62,246 square foot on-campus medical office building in Oregon, for approximately $4.4 million of cash consideration, and assumed an outstanding mortgage totaling approximately $12.8 million. Prior to the acquisition, the Company owned a 50% equity interest in the joint venture. The building was 97% occupied with lease expirations through 2025. During the first quarter, HR Ladco Holdings, LLC, a joint venture in which the Company has an 80% controlling interest, acquired a 33,974 square foot medical office building in Iowa for $10.7 million. The property was 100% leased to two tenants.
          During the third quarter of 2009, HR Ladco Holdings, LLC acquired a 22,572 square foot medical office building in Iowa for $3.6 million that was 100% occupied by one tenant whose lease expires in 2021. HR Ladco

Holdings, LLC also acquired a 63,224 square foot medical office/wellness facility in Iowa for $21.0 million that was 100% occupied by one tenant whose lease expires in 2029.
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
          During the third quarter of 2009, the Company disposed of a physician clinic for approximately $0.6 million in net proceeds.
Development Activity
          At September 30, 2009, the Company had four construction projects underway. The Company expects completion of the core and shell of two of the four projects with budgets totaling approximately $55.0 million during the fourth quarter of 2009. The Company expects completion of the core and shell of the third project with a budget totaling approximately $86.0 million during the second quarter of 2010 and expects completion of the fourth project with a budget of approximately $92.2 million to be completed during the third quarter of 2011.
          In addition to the properties currently under construction discussed in the preceding paragraph, the Company is financing an on-campus medical office development in Iowa comprised of six facilities, with a total budget of approximately $72.6 million, of which the Company has already advanced $56.4 million. The Company expects to finance the remaining $16.2 million through 2011. With respect to five of the six facilities, the Company will have an option to purchase each facility at a market cap rate upon its completion and attaining full occupancy. The sixth facility was sold by the developer in October 2009 to an unrelated party. As discussed in “Acquisitions,” the Company acquired two of the five properties during 2009 for approximately $31.7 million. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Company’s development activities.
Expiring Leases
          Master leases on 14 of the Company’s properties were set to expire during 2009. The Company sold one of the properties during the second quarter of 2009 to the tenant and has renewed or extended the lease expirations on three of the 14 properties, representing nearly one-third of the expiring square footage. The Company opted not to renew the master leases on the remaining 10 properties, which are located on or near hospital campuses and in locations where the Company already has existing management capabilities. The Company has assumed the existing physician subtenant leases on the majority of the remaining 10 properties.
          Approximately 440 of the Company’s leases in its multi-tenanted buildings were set to expire during 2009, with each tenant lessee occupying an average of approximately 3,188 square feet. As of September 30, 2009, of the 361 leases that had expired, approximately 84% of the tenants had renewed or had expressed an intention to renew their leases. Management expects that the majority of the leases remaining that have not expired or renewed will renew at favorable rates.
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
          However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. FFO for the nine months ended September 30, 2009 was impacted favorably by a re-measurement gain of $2.7 million, or $0.05 per diluted common share, recognized in connection with the acquisition of the remaining interests in a joint venture during the first quarter of 2009. FFO for the three and nine months ended September 30, 2008 was impacted favorably by a net gain of approximately $2.0 million, or $0.04 per diluted common share, recognized on the repurchases of a portion of the Senior Notes due 2011 and 2014. Also, during the three months ended September 30, 2008, the Company recognized additional expense for a one-time $0.8 million settlement related to unreimbursed litigation expenses, which reduced FFO per diluted share by approximately $0.02 for the three months ended September 30, 2008 and $0.01 for the nine months ended September 30, 2008. The table below reconciles FFO to net income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Net income attributable to common stockholders	$9,104	$5,527	$46,721	$26,093

Gain on sales of real estate properties	(84)	(746)	(20,136)	(9,098)
Real estate depreciation and amortization	16,801	13,456	50,387	39,878

Total adjustments	16,717	12,710	30,251	30,780

Funds from Operations — Basic and Diluted	$25,821	$18,237	$76,972	$56,873

Funds from Operations per Common Share — Basic	$0.44	$0.37	$1.32	$1.15

Funds from Operations per Common Share — Diluted	$0.44	$0.36	$1.31	$1.13

Weighted Average Common Shares Outstanding — Basic	58,174,482	49,530,813	58,150,024	49,438,796

Weighted Average Common Shares Outstanding — Diluted	59,064,066	50,614,173	58,950,870	50,481,469

Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
          Income from continuing operations for the three months ended September 30, 2009 was $8.7 million, compared to $3.7 million for the same period in 2008. Net income attributable to common stockholders for the three months ended September 30, 2009 was $9.1 million, or $0.16 per basic common share ($0.15 per diluted common share), compared to $5.5 million, or $0.11 per basic and diluted common share, for the same period in 2008.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2009	2008	$	%

REVENUES
Master lease rent	$14,973	$15,166	$(193)	-1.3%
Property operating	45,638	34,721	10,917	31.4%
Straight-line rent	676	124	552	445.2%
Mortgage interest	658	579	79	13.6%
Other operating	2,111	4,084	(1,973)	-48.3%

	64,056	54,674	9,382	17.2%

EXPENSES
General and administrative	5,107	6,018	(911)	-15.1%
Property operating	23,979	21,625	2,354	10.9%
Impairment	—	1,600	(1,600)	-100.0%
Bad debts, net of recoveries	(133)	95	(228)	-240.0%
Depreciation	15,906	12,166	3,740	30.7%
Amortization	1,236	769	467	60.7%

	46,095	42,273	3,822	9.0%

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt, net	—	2,015	(2,015)	-100.0%
Interest expense	(9,587)	(10,863)	1,276	-11.7%
Interest and other income, net	292	185	107	57.8%

	(9,295)	(8,663)	(632)	7.3%

INCOME FROM CONTINUING OPERATIONS	8,666	3,738	4,928	131.8%

DISCONTINUED OPERATIONS
Income from discontinued operations	289	1,092	(803)	-73.5%
Gain on sales of real estate properties	84	746	(662)	-88.7%

INCOME FROM DISCONTINUED OPERATIONS	373	1,838	(1,465)	-79.7%

NET INCOME	9,039	5,576	3,463	62.1%

Less: Net (income) loss attributable to noncontrolling interests	65	(49)	114	-232.7%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,104	$5,527	$3,577	64.7%

          Total revenues from continuing operations for the three months ended September 30, 2009 increased $9.4 million, or 17.2%, compared to the same period in 2008, mainly for the reasons discussed below:
          • Master lease rental income decreased $0.2 million, or 1.3%. Master lease rental income declined approximately $1.7 million due to properties whose master leases had expired and the Company began recognizing the underlying tenant rents in property operating income. This amount was partially offset by additional revenues associated with the Company’s 2008 real estate acquisitions of approximately $0.8 million, with the remaining increase of approximately $0.7 million resulting mainly from annual rent increases and increases in additional rent.
          • Property operating income increased $10.9 million, or 31.4%, due mainly to the recognition of approximately $7.6 million in revenues in the third quarter of 2009 compared to 2008 resulting from the Company’s 2008 and 2009 real estate acquisitions. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $1.1 million in additional property operating income in the third quarter of 2009 compared to the same period in 2008, with the remaining increase of approximately $2.2 million resulting mainly from new leasing activity and annual rent increases.
          • Straight-line rent increased $0.6 million due mainly to an increase of approximately $0.6 million related to leases subject to straight-lining on properties acquired during 2008 and 2009.
          • Other operating income decreased $2.0 million, or 48.3%, due mainly to a decrease in property operating agreement guaranty income of approximately $1.2 million resulting from the expiration of agreements relating to five properties. Other operating income for third quarter of 2008 also included approximately $0.6 million in replacement rent received by the Company pursuant to an agreement with one operator that expired on June 30, 2009.
          Total expenses for the three months ended September 30, 2009 increased $3.8 million, or 9.0%, compared to the same period in 2008, mainly for the reasons discussed below:
          • General and administrative expenses decreased $0.9 million, or 15.1%, due mainly to a decrease in pension and deferred compensation expenses of approximately $0.4 million and project related costs of approximately $0.6 million.
          • Property operating expense increased $2.4 million, or 10.9%, due mainly to the recognition of approximately $3.2 million in expenses in the third quarter of 2009 compared to 2008 from the Company’s 2008 and 2009 real estate acquisitions. Also, properties previously under construction that commenced operations during 2008 and 2009 resulted in approximately $0.4 million in additional property operating expenses in 2009 compared to 2008. Property operating expense also increased approximately $0.6 million for the third quarter of 2009 due to properties whose master leases expired, and the Company began incurring the underlying operating expenses of the buildings. These increases to expense were partially offset by overall decreases in utilities and legal fees of approximately $0.6 million and $1.2 million, respectively.
          • An impairment charge totaling $1.6 million was recognized in 2008 on patient accounts receivable assigned to the Company as part of a lease termination and debt restructuring in late 2005 related to a physician clinic owned by the Company.
          • Bad debt expense decreased $0.2 million primarily due to the collection of a settlement of approximately $0.1 million received by the Company from a tenant for receivables that the Company had previously reserved. The Company also recognized approximately $0.1 million in bad debt charges related to various tenants in the third quarter of 2008.
          • Depreciation expense increased $3.7 million, or 30.7%, due mainly to approximately $2.5 million in additional depreciation recognized in the third quarter of 2009 compared to 2008 related to the Company’s 2008 and 2009 real estate acquisitions and $0.5 million related to properties previously under construction that commenced operations during 2008. The remainder of the increase of approximately $0.7 million was mainly due to additional depreciation expense recognized related to various building and tenant improvement expenditures.
          • Amortization expense increased $0.5 million, or 60.7%, due mainly to additional amortization of approximately $0.8 million recognized on lease intangibles acquired related to the Company’s 2008 real estate acquisitions, offset partially by a decrease in amortization of approximately $0.4 million on lease intangibles acquired related mainly to the Company’s 2003 and 2004 real estate acquisitions which are becoming fully amortized.
          Other income (expense) for the three months ended September 30, 2009 decreased unfavorably by $0.6 million, or 7.3%, compared to the same period in 2008 mainly due to the gain on the extinguishment of debt of approximately $2.0 million recorded in the third quarter of 2008. This decrease resulting from the gain was partially offset by a reduction in interest expense of $1.3 million, or 11.7%, from 2008 to 2009. This reduction in interest was mainly attributable to lower interest of approximately $0.5 million as a result of certain repurchases of the Senior Notes due 2011 and 2014 during 2008, an increase in the capitalization of interest of approximately $1.0 million relating to the Company’s construction projects, as well as a decrease in interest rates on the Company’s previous unsecured credit facility resulting in a reduction of approximately $0.9 million in interest. These decreases were partially offset by an increase in interest of approximately $1.2 million related to mortgage notes payable assumed by the Company in connection with its investments in two consolidated joint ventures during 2008 and 2009.
          Income from discontinued operations totaled $0.4 million and $1.8 million, respectively, for the three months ended September 30, 2009 and 2008, which includes the results of operations and gains on sale related to assets classified as held for sale or disposed of as of September 30, 2009. The Company disposed of one property during the third quarter of 2009, with one property remaining in held for sale at September 30, 2009.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
          Income from continuing operations for the nine months ended September 30, 2009 was $25.7 million, compared to $13.4 million for the same period in 2008. Net income attributable to common stockholders for the nine months ended September 30, 2009 was $46.7 million, or $0.80 per basic common share ($0.79 per diluted common share), compared to $26.1 million, or $0.53 per basic common share ($0.52 per diluted common share), for the same period in 2008.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2009	2008	$	%

REVENUES
Master lease rent	$45,576	$45,869	$(293)	-0.6%
Property operating	134,414	99,736	34,678	34.8%
Straight-line rent	1,364	(58)	1,422	-2451.7%
Mortgage interest	2,126	1,647	479	29.1%
Other operating	8,626	12,246	(3,620)	-29.6%

	192,106	159,440	32,666	20.5%

EXPENSES
General and administrative	17,402	17,926	(524)	-2.9%
Property operating	70,929	59,149	11,780	19.9%
Impairment	—	1,600	(1,600)	-100.0%
Bad debts, net of recoveries	429	355	74	20.8%
Depreciation	47,207	35,293	11,914	33.8%
Amortization	4,063	1,919	2,144	111.7%

	140,030	116,242	23,788	20.5%

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt, net	—	2,024	(2,024)	-100.0%
Re-measurement gain of equity interest upon acquisition	2,701	—	2,701	—
Interest expense	(29,703)	(32,627)	2,924	-9.0%
Interest and other income, net	675	807	(132)	-16.4%

	(26,327)	(29,796)	3,469	-11.6%

INCOME FROM CONTINUING OPERATIONS	25,749	13,402	12,347	92.1%

DISCONTINUED OPERATIONS
Income from discontinued operations	870	3,674	(2,804)	-76.3%
Impairments	(22)	(29)	7	-24.1%
Gain on sales of real estate properties	20,136	9,098	11,038	121.3%

INCOME FROM DISCONTINUED OPERATIONS	20,984	12,743	8,241	64.7%

NET INCOME	46,733	26,145	20,588	78.7%

Less: Net income attributable to noncontrolling interests	(12)	(52)	40	-76.9%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$46,721	$26,093	$20,628	79.1%

          Total revenues from continuing operations for the nine months ended September 30, 2009 increased $32.7 million, or 20.5%, compared to the same period in 2008, mainly for the reasons discussed below:
          • Master lease income decreased $0.3 million, or 0.6%. Master lease rental income decreased approximately $3.0 million due to properties whose master leases had expired and the Company began recognizing the underlying tenant rents in property operating income during 2009, as well as the absence of a lease termination fee received and recognized in 2008 of approximately $0.8 million. These amounts were partially offset by additional revenues associated with the Company’s 2008 and 2009 real estate acquisitions of approximately $1.6 million and additional revenue of approximately $1.9 million resulting from annual rent and additional rent increases.
          • Property operating income increased $34.7 million, or 34.8%, due mainly to the recognition of approximately $28.5 million in revenues in 2009 compared to 2008 resulting from the Company’s 2008 and 2009 real estate acquisitions. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $2.4 million in additional property operating income in 2009 compared to 2008, with the remaining increase of approximately $3.8 million resulting mainly from new leasing activity and annual rent increases.
          • Straight-line rent increased $1.4 million due mainly to an increase of approximately $1.8 million related to leases subject to straight-lining on properties acquired during 2008 and 2009, partially offset by a decrease of approximately $0.5 million related to lease terminations associated with one operator in 2009.
          • Mortgage interest increased $0.5 million, or 29.1%, due mainly to additional principal advances and an amended interest rate related to a construction loan resulting in approximately $0.6 million in additional interest, partially offset by a reduction in interest of approximately $0.1 million due to the repayment of a mortgage note in the third quarter of 2008.
          • Other operating income decreased $3.6 million, or 29.6%, due mainly to a decrease in property operating agreement guaranty income of approximately $3.1 million resulting mainly from the expiration of agreements relating to five properties. In addition, other operating income for 2008 included approximately $0.6 million in replacement rent received by the Company pursuant to an agreement with one operator that expired on June 30, 2009.
          Total expenses for the nine months ended September 30, 2009 increased $23.8 million, or 20.5%, compared to the same period in 2008, mainly for the reasons discussed below:
          • General and administrative expenses decreased $0.5 million, or 2.9%, due mainly to a decrease in pursuit-related expenditures of approximately $1.4 million and pension expense of approximately $1.0 million, offset partially by additional expense recognized in the first quarter of 2009 of approximately $1.0 million related to the payment of a partial pension settlement and approximately $0.9 million of additional expenses relating to compensation-related matters.
          • Property operating expense increased $11.8 million, or 19.9%, due mainly to approximately $11.0 million in additional expenses in 2009 compared to 2008 from the Company’s 2008 and 2009 real estate acquisitions. Also, properties previously under construction that commenced operations during 2008 resulted in approximately $1.5 million in additional property operating expenses in 2009 compared to 2008. Property operating expense also increased due to properties whose master leases expired, and the Company began incurring the underlying operating expenses of the buildings totaling approximately $0.9 million. These amounts are partially offset by a reduction in legal fees of approximately $2.0 million.
          • An impairment charge totaling $1.6 million was recognized in 2008 on patient accounts receivables assigned to the Company as part of a lease termination and debt restructuring in late 2005 related to a physician clinic owned by the Company.
          • Depreciation expense increased $11.9 million, or 33.8%, due mainly to approximately $7.9 million in additional depreciation recognized in the first nine months of 2009 compared to the same period in 2008 from the Company’s 2008 and 2009 real estate acquisitions and $1.2 million related to properties previously under construction that commenced operations during 2008. Also, the Company recorded a depreciation adjustment in the first quarter of 2009 totaling approximately $0.5 million which reduced the Company’s carrying amount on five properties to their respective adjusted net book value upon reclassification of the properties from held for sale to held for use. The remainder of the increase of approximately $2.3 million was mainly due to additional depreciation expense recognized related to various building and tenant improvement expenditures.
          • Amortization expense increased $2.1 million, or 111.7%, due mainly to additional amortization of approximately $2.9 million recognized on lease intangibles acquired related to the Company’s 2008 real estate acquisitions, offset partially by a decrease in amortization of approximately $0.8 million on lease intangibles recognized from the Company’s 2003 and 2004 real estate acquisitions which are becoming fully amortized.
          Other income (expense) for the nine months ended September 30, 2009 improved $3.5 million, or 11.6%, compared to the same period in 2008, mainly for the reasons discussed below:
          • The Company recognized in 2008 a $2.0 million gain related to the extinguishment of debt.
          • The Company recognized in 2009 a $2.7 million gain related to the valuation and re-measurement of the Company’s equity interest in a joint venture in connection with the Company’s acquisition of the remaining equity interests in the joint venture.
          • Interest expense decreased $2.9 million, or 9.0%. This decrease was mainly attributable to an increase in the capitalization of interest of approximately $2.5 million relating to the Company’s construction projects, a reduction of approximately $1.9 million due to certain repurchases of the Senior Notes due 2011 and 2014 during 2008, as well as a decrease in interest rates on the unsecured credit facility due 2010 resulting in a reduction of approximately $1.5 million in interest. These amounts were partially offset by an increase of approximately $3.1 million related to mortgage notes assumed by the Company in connection with its investments in two consolidated joint ventures during 2008 and 2009.
          Income from discontinued operations totaled $21.0 million and $12.7 million, respectively, for the nine months ended September 30, 2009 and 2008, which includes the results of operations, gains on sale, and impairment charges related to assets classified as held for sale or disposed of as of September 30, 2009. The Company disposed of seven properties during the first nine months of 2009, with one property remaining in held for sale at September 30, 2009.
Liquidity and Capital Resources
          The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under the Unsecured Credit Facility, secured debt borrowings, or from other private debt or equity offerings. For the nine months ended September 30, 2009, the Company generated approximately $82.4 million in cash from operations and used approximately $81.4 million in total cash from investing and financing activities, including dividend payments, as detailed in the Company’s Condensed Consolidated Cash Flow Statement.
Cost of Capital
          The cost of the Company’s short-term borrowings increased upon closing the new Unsecured Credit Facility on September 30, 2009. The rate on the revolving credit facility increased from 0.90% over LIBOR with a 0.20% facility fee to 2.80% over LIBOR with a 0.40% facility fee. Upon closing the Unsecured Credit Facility, the Company repaid the outstanding balance under its previous credit facility totaling $368.0 million.
          The Company has also entered into loan application and commitment agreements to obtain mortgage financing not to exceed $140.3 million on certain of its properties. The mortgage debt will bear interest at a fixed rate of 7.25% per annum.
          The Company expects that the additional interest expense from the Unsecured Credit Facility and the mortgage debt will have a negative impact on its future net income, funds from operations, and cash flows. As a result of its increasing short and long-term financing costs, the Company expects to pay quarterly dividends of $0.30 per share beginning with the fourth quarter of 2009, which would be payable in March 2010.
Contractual Obligations
          The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of September 30, 2009, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations as of September 30, 2009 for the remainder of 2009 and 2010 are included in the table below.

(Dollars in thousands)	2009	2010	Total

Long-term debt obligations, including interest (1)	$20,695	$46,039	$66,734
Operating lease commitments (2)	982	3,867	4,849
Construction in progress (3)	25,110	56,696	81,806
Tenant improvements (4)	—	—	—
Deferred gain (5)	407	—	407
Construction loan obligation (6)	1,394	—	1,394
Pension obligations (7)	—	—	—

	$48,588	$106,602	$155,190

(1)	Includes estimated interest due on total debt other than on the Unsecured Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements.

(2)	Includes primarily two office leases and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes cash flow projections for the remainder of 2009 and 2010 related to the construction of four buildings. A portion of the remaining commitments is designated for tenant improvements that will generally be funded after the core and shell of the building is substantially completed.

(4)	The Company has various remaining first-generation tenant improvements budgeted as of September 30, 2009 totaling approximately $20.3 million related to properties that were developed by the Company that the Company may fund for tenant improvements as leases are signed.

(5)	As part of the sale of its senior living assets in 2007, the Company recorded a $5.7 million deferred gain related to one tenant under a lease assigned to one buyer. The amounts the Company will pay are based upon the tenant’s performance under its lease through July 31, 2011. As of September 30, 2009, the Company had paid $5.3 million to the buyer which reduced the Company’s deferred gain. The Company expects to pay the remaining $0.4 million in the fourth quarter of 2009.

(6)	The Company’s remaining commitment at September 30, 2009 related to two construction loans. In October 2009, one of these loans was fully repaid to the Company, leaving approximately $27,000 in future commitments under the remaining construction loan.

(7)	At December 31, 2008, the last measurement date, two employees and five non-employee directors were eligible to retire under the Executive Retirement Plan or the Retirement Plan for Outside Directors. If these individuals retired at normal retirement age and received full retirement benefits based upon the terms of each applicable plan, the future benefits to be paid are estimated, as of the most recent measurement date, to be approximately $33.6 million, of which approximately $84,000 is currently being paid annually to one employee who has retired. Also, in January 2009, subsequent to the measurement date, the Company paid $2.3 million to its chief executive officer related to a partial settlement of his pension benefits. Because the Company does not know when these individuals will retire, it has not projected in this table when these amounts would be paid.
          As of September 30, 2009, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 45.8% and its earnings (from continuing operations) covered fixed charges at a ratio of 1.49 to 1.0 for the nine months ended September 30, 2009. Also, the Company had no significant debt maturities until 2011 at September 30, 2009. At September 30, 2009, the Company had $373.0 million outstanding under the Unsecured Credit Facility, with a weighted average interest rate of approximately 3.05%, and had borrowing capacity remaining, under its financial covenants, of approximately $177.0 million.
          The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2009, the Company was in compliance with its financial covenant provisions under its various debt instruments.
          The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.
Security Deposits and Letters of Credit
          As of September 30, 2009, the Company had approximately $6.1 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Acquisitions
          During the first quarter of 2009, the Company acquired the remaining 50% equity interest in a joint venture which owns a 62,246 square foot on-campus medical office building in Oregon, for approximately $4.4 million of cash consideration, and assumed an outstanding mortgage totaling approximately $12.8 million. Prior to the acquisition, the

Company owned a 50% equity interest in the joint venture. The building was 97% occupied with lease expirations through 2025. During the first quarter, HR Ladco Holdings, LLC, a joint venture in which the Company has an 80% controlling interest, acquired a 33,974 square foot medical office building in Iowa for $10.7 million. The property was 100% leased to two tenants.
          During the third quarter of 2009, HR Ladco Holdings, LLC acquired a 22,572 square foot medical office building in Iowa for $3.6 million that was 100% occupied by one tenant whose lease expires in 2021. HR Ladco Holdings, LLC also acquired a 63,224 square foot medical office/wellness facility in Iowa for $21.0 million that was 100% occupied by one tenant whose lease expires in 2029.
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
          During the third quarter of 2009, the Company disposed of a physician clinic for approximately $0.6 million in net proceeds.
Purchase Options
          At September 30, 2009, the Company had a gross investment of approximately $110.9 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators or lessees that had not been exercised.
Development Activity
          As of September 30, 2009, the Company had four medical office buildings under construction with estimated completion dates ranging from the fourth quarter of 2009 through the third quarter of 2011. At September 30, 2009, the Company had $122.6 million invested in construction in progress, including $17.3 million of land held for future development, and expects to fund $25.1 million and $56.7 million in 2009 and 2010, respectively, on projects currently under construction. See Note 6 to the Condensed Consolidated Financial Statements for more details on the Company’s construction in progress at September 30, 2009.
          At September 30, 2009, the Company first-generation tenant improvements budgeted totaling approximately $20.3 million that had not yet been expended related to properties that were developed by the Company.
          In addition to the projects currently under construction, the Company is financing an on-campus medical office development of an outpatient campus comprised of six facilities, with a total budget of approximately $72.6 million, of which the Company has already advanced $56.4 million. The Company expects to finance the remaining $16.2 million through 2011. With respect to five of the six facilities, the Company has an option to purchase each facility at a market cap rate upon its completion and attaining full occupancy. During 2009, two of the five properties were acquired for approximately $31.7 million. The sixth facility is under contract for sale to an unrelated party.
Dividends
          The Company’s Board of Directors declared a common stock cash dividend for the three months ended September 30, 2009 of $0.385 per share. This dividend is payable on December 4, 2009 to shareholders of record on November 20, 2009. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments. As a result of its increasing short and long-term financing costs, the Company expects to pay quarterly dividends of $0.30 per share beginning with the fourth quarter of 2009, which would be payable in March 2010.
Liquidity
          Net cash provided by operating activities was $82.4 million and $78.1 million for the nine months ended September 30, 2009 and 2008, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors. The Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 15 years and have annual rate increases based generally on consumer price indices.
          The Company plans to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, with cash flows from operations, borrowings under the Unsecured Credit Facility, proceeds of mortgage notes receivable repayments, proceeds from sales of real estate investments, proceeds from secured or unsecured debt borrowings, or additional capital market financings. The Company closed on the Unsecured Credit Facility on September 30, 2009 and entered into loan application and commitment agreements to obtain mortgage financing on certain of its properties not to exceed $140.3 million. The Company anticipates closing on the mortgage financing during the fourth quarter of 2009, subject to normal and customary conditions. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will continue to be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Impact of Inflation
          Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that most of the Company’s leases and property operating agreements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the Company’s risk of the adverse effects of inflation. In addition, inflation has the effect of increasing gross revenue the Company is to receive under the terms of certain leases and property operating agreements. Leases and property operating agreements vary in the remaining terms of obligations, further reducing the Company’s risk of any adverse effects of inflation. Interest payable under the Unsecured Credit Facility is calculated at a variable rate; therefore, the amount of interest payable under the Unsecured Credit Facility is influenced by changes in short-term rates, which tend to be sensitive to inflation. During periods where interest rate increases outpace inflation, the Company’s operating results should be negatively impacted. Conversely, when increases in inflation outpace increases in interest rates, the Company’s operating results should be positively impacted.
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
          The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended September 30, 2009, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 6.	Exhibits.

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Amended and Restated Credit Agreement, dated as of September 30, 2009, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named therein (filed herewith)

Exhibit 10.2	Loan Application and Commitment Letter, dated as of July 20, 2009, by the Company and Teachers Insurance and Annuity Association of America (Nashville properties) (filed herewith)

Exhibit 10.3	Loan Application and Commitment Letter, dated as of July 20, 2009, by the Company and Teachers Insurance and Annuity Association of America (Dallas properties) (filed herewith)

Exhibit 10.4	Loan Application and Commitment Letter, dated as of July 20, 2009, by the Company and Teachers Insurance and Annuity Association of America (Charlotte properties) (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Executive Vice President and Chief Financial Officer

Date: November 9, 2009

Exhibit Index

Exhibit	Description

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 10.1	Amended and Restated Credit Agreement, dated as of September 30, 2009, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named therein (filed herewith)

Exhibit 10.2	Loan Application and Commitment Letter, dated as of July 20, 2009, by the Company and Teachers Insurance and Annuity Association of America (Nashville properties) (filed herewith)

Exhibit 10.3	Loan Application and Commitment Letter, dated as of July 20, 2009, by the Company and Teachers Insurance and Annuity Association of America (Dallas properties) (filed herewith)

Exhibit 10.4	Loan Application and Commitment Letter, dated as of July 20, 2009, by the Company and Teachers Insurance and Annuity Association of America (Charlotte properties) (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.