Form 10-K
period 2009-12-31
HEALTHCARE REALTY TRUST INC
filed 2010-02-22
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period            to
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
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑       No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b -2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐       No ☑
     The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2009) of the Registrant held by non-affiliates on June 30, 2009 was approximately $973,457,298.
     As of January 31, 2010, 61,390,762 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2010 are incorporated by reference into Part III of this Report.

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
     As of December 31, 2009, the Company’s real estate property investments, excluding assets held for sale and including an investment in one unconsolidated joint venture, are shown in the table below:

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%

Owned properties:
Master leases
Medical office	17	$160,880	7.1%	834	6.7%
Physician clinics	16	123,611	5.4%	688	5.6%
Ambulatory care/surgery	5	33,351	1.4%	133	1.1%
Specialty outpatient	3	8,265	0.4%	37	0.3%
Specialty inpatient	13	234,624	10.4%	916	7.4%
Other	10	45,390	2.0%	498	4.0%

	64	606,121	26.7%	3,106	25.1%

Property operating agreements
Medical office	8	83,893	3.7%	621	5.0%

	8	83,893	3.7%	621	5.0%

Multi-tenanted with occupancy leases
Medical office	105	1,380,176	61.2%	7,965	64.5%
Physician clinics	15	50,691	2.3%	331	2.7%
Ambulatory care/surgery	5	67,293	3.0%	303	2.5%
Specialty outpatient	2	5,221	0.2%	22	0.2%

	127	1,503,381	66.7%	8,621	69.9%

Land Held for Development	—	17,301	0.8%	—	—
Corporate property	—	14,631	0.6%	—	—

	—	31,932	1.4%	—	—

Total owned properties	199	2,225,327	98.5%	12,348	100.0%

Mortgage loans:
Medical office	2	14,190	0.6%	—	—
Physician clinics	2	16,818	0.8%	—	—

	4	31,008	1.4%	—	—
Unconsolidated joint venture:
Other	1	1,266	0.1%	—	—

	1	1,266	0.1%	—	—

Total real estate investments	204	$2,257,601	100.0%	12,348	100.0%

     The Company provided property management services for 140 healthcare-related properties nationwide, totaling approximately 9.3 million square feet at December 31, 2009. The Company’s portfolio of properties is focused predominantly on outpatient services and medical office segments of the healthcare industry and is diversified by tenant, geographic location and facility type.

          The following table details occupancy of the Company’s owned properties by facility type as of December 31, 2009 and 2008.

	Percentage of	Occupancy (1)
	Square Feet	2009	2008
Medical office buildings	76.2%	88%	89%
Physician clinics	8.3%	92%	97%
Ambulatory care/surgery centers	3.6%	87%	89%
Specialty outpatient	0.5%	63%	89%
Specialty inpatient	7.4%	100%	100%
Other	4.0%	94%	93%

Total	100.0%	90%	91%

(1)	Occupancy represents the percentage of total rentable square feet leased (including month-to-month and holdover leases) as of December 31, 2009 and 2008, excluding six properties in discontinued operations and 10 properties in lease-up. Properties under financial support or master lease agreements are included at 100% occupancy. Upon expiration of these agreements, occupancy reflects underlying tenant leases in the building.
          As of December 31, 2009, the weighted average remaining years to maturity pursuant to the Company’s long-term master leases, financial support agreements, and multi-tenanted occupancy leases was approximately 5.0 years, with expirations through 2029.
          Below is the Company’s 10-year lease maturity schedule, excluding the six properties classified as held for sale, as of December 31, 2009:

	Annualized			Average
Expiration	Minimum	Number of	Percentage	Square Feet
Year	Rents (1)	Leases	of Revenues	Per Lease
2010	$29,016	338	13.5%	3,692
2011	26,946	278	12.6%	3,928
2012	25,554	236	11.9%	4,492
2013	31,022	189	14.5%	6,599
2014	33,001	245	15.4%	5,140
2015	8,393	56	3.9%	7,107
2016	10,325	44	4.8%	8,841
2017	13,532	35	6.3%	20,855
2018	9,593	59	4.5%	8,654
2019	9,998	18	4.7%	8,370
Thereafter	17,146	54	7.9%	14,021

(1)	Represents the annualized minimum rents on leases in-place as of December 31, 2009, excluding the impact of potential lease renewals, future step-ups in rent, sponsor support payments under financial support agreements and straight-line rent.
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
          The Company’s portfolio focuses on medical office and other outpatient-related facilities associated with large acute care hospitals and leading health systems because it views these facilities as stable, low-risk real estate investments. The nation’s healthcare spending in 2008 was $2.3 trillion. Healthcare spending is currently 16.2% of the nation’s gross national product and is projected to increase to an estimated 19.3% by 2019. Historically, more than half of the nation’s healthcare spending has been received by hospitals and outpatient-related facility tenants. In addition, management believes that the diversity of tenants in the Company’s medical office and other outpatient-related facilities, which includes physicians of nearly two-dozen specialties, as well as surgery, imaging, and diagnostic centers, lowers the Company’s financial and operational risk.

          The Company plans to continue to meet its liquidity needs, including funding additional investments in 2010, paying dividends and funding debt service, with cash flows from operations, borrowings under the $550.0 million unsecured credit facility due 2012 (the “Unsecured Credit Facility”), proceeds from mortgage notes receivable repayments, proceeds from sales of real estate investments, proceeds from secured debt borrowings, and additional capital market financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 and “Risk Factors” in Item 1A of this report for more discussion concerning the Company’s liquidity and capital resources.
Acquisitions and Dispositions
     Acquisition Activity
          During 2009, the Company acquired approximately $106.4 million in real estate assets and funded a $9.9 million mortgage note receivable. Four of the properties, aggregating approximately $43.9 million, were acquired by a joint venture in which the Company has an 80% controlling interest. These acquisitions were funded with borrowings on the Company’s unsecured credit facilities, the assumption of existing mortgage debt, proceeds from real estate dispositions, and proceeds from various capital market financings. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.
     Dispositions
          During 2009, the Company disposed of seven real estate properties for approximately $85.7 million in net proceeds. Also, one mortgage note receivable totaling approximately $12.6 million was repaid. Proceeds from these dispositions were used to repay amounts under the Unsecured Credit Facility and to fund additional real estate investments. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.
     2010 Disposition
          In January 2010, pursuant to a purchase option with an operator, the Company disposed of five properties in Virginia. The Company’s aggregate net investment in the buildings was approximately $16.0 million at December 31, 2009. The Company received approximately $19.2 million in net proceeds and $0.8 million in lease termination fees. The Company expects to recognize a gain on sale of approximately $2.7 million, including the write-off of approximately $0.5 million of straight-line rent receivables.
Purchase Options
          Excluding the five properties located in Virginia that were classified as held for sale, the Company had approximately $111.1 million in real estate properties at December 31, 2009 that were subject to exercisable purchase options held by the respective operators and lessees that had not been exercised. On a probability-weighted basis, the Company currently estimates that approximately $32.0 million of these options might be exercised in the future. During 2010, an additional purchase option becomes exercisable on a property in which the Company had a gross investment of approximately $3.1 million at December 31, 2009. The Company does not believe it is likely that the operator will exercise the purchase option in the near future. Other properties may have purchase options exercisable in 2011 and beyond, but the Company does not believe it can reasonably estimate the probability of exercise of these purchase options.
Construction in Progress and Other Commitments
          As of December 31, 2009, the Company had two medical office buildings under construction with budgets totaling $178.2 million and estimated completion dates in the second quarter of 2010 and the third quarter of 2011. At December 31, 2009, the Company had $95.1 million invested in construction in progress, including two parcels of land totaling $17.3 million in land held for future development, and expects to fund $57.0 million, $31.4 million, and $5.2 million in 2010, 2011 and 2012, respectively, on the two projects currently under construction. See Note 14 to the Consolidated Financial Statements for more details on the Company’s construction in progress at December 31, 2009.
          The Company also had various remaining first-generation tenant improvement obligations budgeted as of December 31, 2009 totaling approximately $31.3 million related to properties that were developed by the Company.
          In addition to the projects currently under construction, the Company is financing the development of a six-facility outpatient campus with a budget totaling approximately $72 million. The Company has funded $56.4 million towards the construction of four of the buildings. The Company’s consolidated joint venture acquired three of the buildings and the fourth building was sold to a third party during 2009. These acquisitions are discussed in more detail in Note 4 to the Consolidated Financial Statements. Construction of the remaining two buildings has not yet begun, but the Company expects to fund the remaining $15.6 million during 2010 and 2011. The

Company’s consolidated joint venture will have an option to purchase the two remaining buildings at a market price upon completion and full occupancy.
Contractual Obligations
          As of December 31, 2009, the Company had long-term contractual obligations of approximately $1.8 billion, consisting primarily of $1.4 billion of long-term debt obligations. For a more detailed description of these contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations,” in Item 7 of this report.
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
Government Regulation
          The healthcare industry continues to face rising costs in the delivery of healthcare services, increased competition for patients, an economy struggling with high unemployment and a growing population of uninsured patients, higher bad debt expense, changes in reimbursement by private and governmental payors, regulatory scrutiny by federal and state administrative authorities, and pressure on government payment rates from high federal and state budget deficits, thus presenting the industry and its individual participants with uncertainty. These varied changes can affect the economic performance of some or all of the Company’s tenants and clients. The Company cannot predict the degree to which these changes may affect the economic performance of the Company, positively or negatively.
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
          Although the Company is not a healthcare provider or in a position to refer patients or order services reimbursable by the federal government, to the extent that a healthcare provider leases space from the Company and, in turn, subleases space to physicians or other referral sources at less than a fair market value rental rate, or otherwise arranges for remuneration to such a referral source, the Anti-Kickback Statute (a provision of the Social Security Act addressing illegal remuneration) and, depending on the type of provider the lessee is, the Stark Law (the federal physician self-referral law) could be implicated. The Company’s leases require the lessees to agree to comply with all applicable laws.
          A significant portion of the revenue of healthcare providers is derived from government reimbursement programs, such as the federal Medicare program and the joint federal and state Medicaid program. Although lease payments to the Company are not directly affected by government reimbursement, changes in these programs could adversely affect healthcare providers’ and tenants’ ability to make payments to the Company.
          The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. Government healthcare spending has increased over time; however, changes from year to year in reimbursement methodology, rates and other regulatory requirements have resulted in a challenging operating environment for healthcare providers. Spending on government reimbursement programs is expected to continue to rise significantly over the next 20 years, particularly as the government seeks to expand public insurance programs for the uninsured. While government proposals for achieving universal healthcare coverage and other costly initiatives could benefit healthcare providers by decreasing the level of uninsured patients and bad debt expense, Congress could decide to slow the growth in healthcare spending by limiting Medicare and Medicaid reimbursement rates to healthcare providers, possibly even several years prior to the implementation of expanded health insurance coverage. Reductions in the growth of Medicare and Medicaid payments could have an adverse impact on healthcare providers’ financial condition, in addition to the approximate 30 million patients with low-profit margin public insurance that could crowd out providers’ current levels of private-pay patients. These governmental health insurance reforms could adversely affect the ability of providers to make rental payments. However, the Company expects healthcare providers to continue to adjust to new operating challenges, as they have in the past, by increasing operating efficiency and modifying their strategies for profitable operations and growth. Furthermore, under comprehensive healthcare reform, the Company could benefit from higher demand for medical office space as the newly insured population would require additional healthcare providers and facilities.
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
Legislative Developments
          Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Among the matters under consideration or recently implemented are:
•	comprehensive healthcare reform legislation, currently under consideration in Congress, seeks to provide universal health insurance coverage through tax subsidies, expanded federal health insurance programs, individual and employer mandates for coverage, and health insurance exchanges; to be paid for by cuts to Medicare and Medicaid and increased taxes; also, to include heightened regulations on insurers and pharmaceutical companies and various cost containment initiatives;

•	cost containment, quality control and payment system refinements for Medicaid, Medicare and other public funding, such as expansion of pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•	reform of the Medicare physician fee-for-service reimbursement formula that dictates annual updates in payment rates for physician services;

•	prohibitions on additional types of contractual relationships between physicians and the healthcare facilities and providers to which they refer, and related information-collection activities;

•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;

•	heightened health information technology standards for healthcare providers;

•	increased scrutiny of medical errors and conditions acquired inside health facilities;

•	patient and drug safety initiatives;

•	re-importation of pharmaceuticals;

•	pharmaceutical drug pricing and compliance activities under Medicare part D;

•	tax law changes affecting non-profit providers;

•	immigration reform and related healthcare mandates;

•	modifications to increase requirements for facility accessibility by persons with disabilities; and

•	facility requirements related to earthquakes and other disasters, including structural retrofitting.
     The Company cannot predict whether any proposals will be adopted or what effect, whether positive or negative, such proposals would have on the Company’s business.
Environmental Matters
          Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property (such as the Company) may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and injuries to persons and adjacent property). Most, if not all, of these laws, ordinances and regulations contain stringent enforcement provisions including, but not limited to, the authority to impose substantial administrative, civil and criminal fines and penalties upon violators. Such laws often impose liability, without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner in connection with the activities of an operator of the property.

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
Insurance
          The Company generally requires its tenants to maintain comprehensive liability and property insurance that covers the Company as well as the tenants. The Company also carries comprehensive liability insurance and property insurance covering its owned and managed properties, including those held under long-term ground leases. In addition, tenants under long-term net master leases are required to carry property insurance covering the Company’s interest in the buildings. The Company has also obtained title insurance with respect to each of the properties it owns, insuring that the Company holds title to each of the properties free and clear of all liens and encumbrances except those approved by the Company.
Employees
          As of December 31, 2009, the Company employed 229 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
Federal Income Tax Information
          The Company is and intends to remain qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company’s net income attributable to common stockholders will be exempt from federal taxation to the extent that it is distributed as dividends to stockholders. Distributions to the Company’s stockholders generally will be includable in their income; however, dividends distributed that are in excess of current and/or accumulated earnings and profits will be treated for tax purposes as a return of capital to the extent of a stockholder’s basis and will reduce the basis of the stockholder’s shares.
     Introduction
          The Company is qualified and intends to remain qualified as a REIT for federal income tax purposes under Sections 856 through 860 of the Code. The following discussion addresses the material federal tax considerations relevant to the taxation of the Company and summarizes certain federal income tax consequences that may be relevant to certain stockholders. However, the actual tax consequences of holding particular securities issued by the Company may vary in light of a securities holder’s particular facts and circumstances. Certain holders, such as tax-exempt entities, insurance companies and financial institutions, are generally subject to special rules. In addition, the following discussion does not address issues under any foreign, state or local tax laws. The tax treatment of a holder of any of the securities issued by the Company will vary depending upon the terms of the specific securities acquired by such holder, as well as the holder’s particular situation, and this discussion does not attempt to address aspects of federal income taxation relating to holders of particular securities of the Company. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof. The Code, rules, regulations, and administrative and judicial interpretations are all subject to change at any time (possibly on a retroactive basis).
          The Company is organized and is operating in conformity with the requirements for qualification and taxation as a REIT and intends to continue operating so as to enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. The Company’s qualification and taxation as a REIT depends upon its ability to meet, through actual annual operating results, the various income, asset, distribution, stock ownership and other tests discussed below. Accordingly, the Company cannot guarantee that the actual results of operations for any one taxable year will satisfy such requirements.
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
          However, the Company will be subject to federal income tax as follows:
•	The Company will be taxed at regular corporate rates on any undistributed “real estate investment trust taxable income,” including undistributed net capital gains.

•	Under certain circumstances, the Company may be subject to the “alternative minimum tax” on its items of tax preference, if any.

•	If the Company has (i) net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business, or (ii) other non-qualifying income from foreclosure property, it will be subject to tax on such income at the highest regular corporate rate.

•	Any net income that the Company has from prohibited transactions (which are, in general, certain sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax.

•	If the Company should fail to satisfy either the 75% or 95% gross income test (as discussed below), and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a percentage tax calculated by the ratio of REIT taxable income to gross income with certain adjustments multiplied by the gross income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test.

•	If the Company fails to distribute during each year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from preceding periods, then the Company will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.

•	In the event of a more than de minimis failure of any of the asset tests, as described below under “Asset Tests,” as long as the failure was due to reasonable cause and not to willful neglect, the Company files a description of each asset that caused such failure with the Internal Revenue Services (“IRS”), and disposes of the assets or otherwise complies with the asset tests within six months after the last day of the quarter in which the Company identifies such failure, the Company will pay a tax equal to the greater of $50,000 or 35% of the net income from the nonqualifying assets during the period in which the Company failed to satisfy the asset tests.

•	In the event the Company fails to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, and such failure is due to reasonable cause and not to willful neglect, the Company will be required to pay a penalty of $50,000 for each such failure.

•	To the extent that the Company recognizes gain from the disposition of an asset with respect to which there existed “built-in gain” upon its acquisition by the Company from a Subchapter C corporation in a carry-over basis transaction and such disposition occurs within a maximum ten-year recognition period beginning on the date on which it was acquired by the

Company, the Company will be subject to federal income tax at the highest regular corporate rate on the amount of its “net recognized built-in gain.”

•	To the extent that the Company has net income from a taxable REIT subsidiary (“TRS”), the TRS will be subject to federal corporate income tax in much the same manner as other non-REIT Subchapter C corporations, with the exceptions that the deductions for interest expense on debt and rental payments made by the TRS to the Company will be limited and a 100% excise tax may be imposed on transactions between the TRS and the Company or the Company’s tenants that are not conducted on an arm’s length basis. A TRS is a corporation in which a REIT owns stock, directly or indirectly, and for which both the REIT and the corporation have made TRS elections.
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
          The Company has issued shares to a sufficient number of people to allow it to satisfy the share ownership test and the five or fewer test. In addition, to assist in complying with the five or fewer test, the Company’s Articles of Incorporation contain provisions restricting share transfers where the transferee (other than specified individuals involved in the formation of the Company, members of their families and certain affiliates, and certain other exceptions) would, after such transfer, own (a) more than 9.9% either in number or value of the outstanding common stock of the Company or (b) more than 9.9% either in number or value of any outstanding preferred stock of the Company. Pension plans and certain other tax-exempt entities have different restrictions on ownership. If, despite this prohibition, stock is acquired increasing a transferee’s ownership to over 9.9% in value of either the outstanding common stock or any preferred stock of the Company, the stock in excess of this 9.9% in value is deemed to be held in trust for transfer at a price that does not exceed what the purported transferee paid for the stock, and, while held in trust, the stock is not entitled to receive dividends or to vote. In addition, under these circumstances, the Company has the right to redeem such stock.
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
          For an amount received or accrued to qualify for purposes of an applicable gross income test as “rents from real property” or “interest on obligations secured by mortgages on real property or on interests in real property,” the determination of such amount must not depend in whole or in part on the income or profits derived by any person from such property (except that such amount may be based on a fixed percentage or percentages of receipts or sales). In addition, for an amount received or accrued to qualify as “rents from real property,” such amount may not be received or accrued directly or indirectly from a person in which the Company owns directly or indirectly 10% or more of, in the case of a corporation, the total voting power of all voting stock or the total value of all stock, and, in the case of an unincorporated entity, the assets or net profits of such entity (except for certain amounts received or accrued from a TRS in connection with property substantially rented to persons other than a TRS of the Company and other 10%-or-more owned persons or with respect to certain healthcare facilities, if certain conditions are met). The Company leases and intends to lease property only under circumstances such that substantially all, if not all, rents from such property qualify as “rents from real property.” Although it is possible that a tenant could sublease space to a sublessee in whom the Company is deemed to own directly or indirectly 10% or more of the tenant, the Company believes that as a result of the provisions of the Company’s Articles of Incorporation that limit ownership to 9.9%, such occurrence would be unlikely. Application of the 10% ownership rule is, however, dependent upon complex attribution rules provided in the Code and circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than 10% of the Company’s stock and more than 10% of the stock of any tenant or subtenant would result in a violation of the rule.
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
     Asset Tests
          At the close of each quarter of its taxable year, the Company must also satisfy four tests relating to the nature of its assets.
•	At least 75% of the value of the Company’s total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities.

•	Not more than 25% of the Company’s total assets may be represented by securities other than those includable in the 75% asset class.

•	Not more than 25% of the Company’s total assets may be represented by securities of one or more TRS.

•	Of the investments included in the 25% asset class, except for TRS, (i) the value of any one issuer’s securities owned by the Company may not exceed 5% of the value of the Company’s total assets, (ii) the Company may not own more than 10% of any one issuer’s outstanding voting securities and (iii) the Company may not hold securities having a value of more than 10% of the total value of the outstanding securities of any one issuer. Securities issued by affiliated qualified REIT subsidiaries (“QRS”), which are corporations wholly owned by the Company, either directly or indirectly, that are not TRS, are not subject to the 25% of total assets limit, the 5% of total assets limit or the 10% of a single issuer’s voting securities limit or the 10% of a single issuer’s value limit. Additionally, “straight debt” and certain other exceptions are not “securities” for purposes of the 10% of a single issuer’s value test. The existence of QRS are ignored, and the assets, income, gain, loss and other attributes of the QRS are treated as being owned or generated by the Company, for federal income tax purposes. The Company currently has 61 subsidiaries and other affiliates that it employs in the conduct of its business.
          If the Company meets the asset tests described above at the close of any quarter, it will not lose its status as a REIT because of a change in value of its assets unless the discrepancy exists immediately after the acquisition of any security or other property that is wholly or partly the result of an acquisition during such quarter. Where a failure to satisfy the asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient non-qualifying assets within 30 days after the close of such quarter. The Company maintains adequate records of the value of its assets to maintain compliance with the asset tests and to take such action as may be required to cure any failure to satisfy the test within 30 days after the close of any quarter. Nevertheless, if the Company were unable to cure within the 30-day cure period, the Company may cure a violation of the 5% asset test or the 10% asset test so long as the value of the asset causing such violation does not exceed the lesser of 1% of the Company’s assets at the end of the relevant quarter or $10 million and the Company disposes of the asset causing the failure or otherwise complies with the asset tests within six months after the last day of the quarter in which the failure to satisfy the asset test is discovered. For violations due to reasonable cause and not due to willful neglect that are larger than this amount, the Company is permitted to avoid disqualification as a REIT after the 30-day cure period by (i) disposing of an amount of assets sufficient to meet the asset tests, (ii) paying a tax equal to the greater of $50,000 or the highest corporate tax rate times the taxable income generated by the non-qualifying asset and (iii) disclosing certain information to the IRS.
     Distribution Requirement
          In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount equal to or greater than the excess of (a) the sum of (i) 90% of the Company’s “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and the Company’s net capital gain) and (ii) 90% of the net income (after tax on such income), if any, from foreclosure property, over (b) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its “real estate investment trust taxable income,” it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make “required distributions” to its stockholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company’s distributions for 2009 were adequate to satisfy its distribution requirement.
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
     Depreciation of Properties
          For federal income tax purposes, the Company’s real property is being depreciated over 31.5, 39 or 40 years, using the straight-line method of depreciation and its personal property over various periods utilizing accelerated and straight-line methods of depreciation.
     Failure to Qualify as a REIT
          If the Company was to fail to qualify for federal income tax purposes as a REIT in any taxable year, and the relief provisions were found not to apply, the Company would be subject to tax on its taxable income at regular corporate rates (plus any applicable alternative minimum tax). Distributions to stockholders in any year in which the Company failed to qualify would not be deductible by the Company nor would they be required to be made. In such event, to the extent of current and/or accumulated earnings and profits, all distributions to stockholders would be taxable as qualified dividend income, including, presumably, subject to the 15% maximum rate on dividends created by the Jobs and Growth Tax Relief Reconciliation Act of 2003, and, subject to certain limitations in the Code, eligible for the 70% dividends received deduction for corporations that are REIT stockholders. However, this reduced rate for dividend income is set to expire for taxable years beginning after December 31, 2010. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company’s incurring substantial indebtedness (to the extent borrowings were feasible) or liquidating substantial investments in order to pay the resulting taxes.
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
          Under recently enacted “wash sale” rules applicable to certain dispositions of interests in “domestically controlled REITs,” a Non-U.S. Stockholder could be subject to taxation under FIRPTA on the disposition of stock of the Company if certain conditions are met. If the Company is a “domestically controlled REIT,” a Non-U.S. Stockholder will be treated as having disposed of USRPI, if such Non-U.S. Stockholder disposes of an interest in the Company in an “applicable wash sale transaction.” An “applicable wash sale transaction” is any transaction in which a Non-U.S. Stockholder avoids receiving a distribution from a REIT by (i) disposing of an interest in a “domestically controlled REIT” during the 30-day period preceding a distribution, any portion of which distribution would have been treated as gain from the sale of a USRPI if it had been received by the Non-U.S. Stockholder and (ii) acquiring, or entering into a contract or option to acquire, a substantially identical interest in the REIT during the 61-day period beginning the first day of the 30-day period preceding the distribution. The wash sale rule does not apply to a Non-U.S. Stockholder who actually receives the distribution from the Company or, so long as the Company is publicly traded, to any Non-U.S. Stockholder holding greater than 5% of the outstanding stock of the Company at any time during the one-year period ending on the date of the distribution.
          If the Company did not constitute a “domestically controlled REIT,” gain arising from the sale or exchange by a Non-U.S. Stockholder of stock of the Company would be subject to United States taxation under FIRPTA as a sale of a USRPI unless (i) the stock of the Company is “regularly traded” (as defined in the applicable Treasury regulations) and (ii) the selling Non-U.S. Stockholder’s interest (after application of certain constructive ownership rules) in the Company is 5% or less at all times during the five years preceding the sale or exchange. If gain on the sale or exchange of the stock of the Company were subject to taxation under FIRPTA, the Non-U.S. Stockholder would be subject to regular United States income tax with respect to such gain in the same manner as a U.S. stockholder (subject to any applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals and the possible application of the 30% branch profits tax in the case of foreign corporations), and the purchaser of the stock of the Company (including the Company) would be required to withhold and remit to the IRS 10% of the purchase price. Additionally, in such case, distributions on the stock of the Company to the extent they represent a return of capital or capital gain from the sale of the stock of the Company, rather than dividends, would be subject to a 10% withholding tax.
          Capital gains not subject to FIRPTA will nonetheless be taxable in the United States to a Non-U.S. Stockholder in two cases:
•	if the Non-U.S. Stockholder’s investment in the stock of the Company is effectively connected with a U.S. trade or business conducted by such Non-U.S. Stockholder, the Non-U.S. Stockholder will be subject to the same treatment as a U.S. stockholder with respect to such gain; or
•	if the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, the nonresident alien individual will be subject to a 30% tax on the individual’s capital gain.
     Information Reporting Requirements and Backup Withholding Tax
          The Company will report to its U.S. stockholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any, with respect thereto. Under the backup withholding rules, a U.S. stockholder may be subject to backup withholding, currently at a rate of 28% on dividends paid unless such U.S. stockholder:
•	is a corporation or falls within certain other exempt categories and, when required, can demonstrate this fact; or
•	provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules.
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
          Under the Regulations, a “publicly-offered security” is a security that is (i) freely transferable, (ii) part of a class of securities that is widely held and (iii) either (a) part of a class of securities that is registered under section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or (b) sold to a Plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) and the class of securities of which such security is a part of is registered under the Securities Act within 120 days (or such longer period allowed by the Securities and Exchange Commission (“SEC”)) after the end of the fiscal year of the issuer during which the offering of such securities to the public occurred. Whether a security is considered “freely transferable” depends on the facts and circumstances of each case. Generally, if the security is part of an offering in which the minimum investment is $10,000 or less, any restriction on or prohibition against any transfer or assignment of such security for the purposes of preventing a termination or reclassification of the entity for federal or state tax purposes will not of itself prevent the security from being considered freely transferable. A class of securities is considered “widely held” if it is a class of securities that is owned by 100 or more investors independent of the issuer and of one another.
          Management believes that the stock of the Company will meet the criteria of the publicly offered securities exception to the look-through rule in that the stock of the Company is freely transferable, the minimum investment is less than $10,000 and the only restrictions upon its transfer are those required under federal income tax laws to maintain the Company’s status as a REIT. Second, stock of the Company is held by 100 or more investors and at least 100 or more of these investors are independent of the Company and of one another. Third, the stock of the Company has been and will be part of offerings of securities to the public pursuant to an effective registration statement under the Securities Exchange Act and will be registered under the Securities Act within 120 days after the end of the fiscal year of the Company during which an offering of such securities to the public occurs. Accordingly, management believes that if a Plan purchases stock of the Company, the Company’s assets should not be deemed to be Plan assets and, therefore, that any person who exercises authority or control with respect to the Company’s assets should not be treated as a Plan fiduciary for purposes of the prohibited transaction rules of ERISA and Section 4975 to the Code.
Available Information
          The Company makes available to the public free of charge through its internet website the Company’s Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the SEC. The Company’s Internet website address is www.healthcarerealty.com.
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
          The following are some of the risks and uncertainties that could negatively affect the Company’s financial condition, results of operations, business and prospects. These risks, as well as the risks described in Item 1 under the headings “Competition,” “Government Regulation,” “Environmental Matters,” and “Federal Income Tax Information” and in Item 7 under the heading “Disclosure Regarding Forward-Looking Statements” should be carefully considered before making an investment decision regarding the Company. The risks and uncertainties described below are not the only ones facing the Company, and there may be additional risks that the Company does not presently know of or that the Company currently considers not likely to have a significant impact. If any of the events underlying the following risks actually occurred, the Company’s business, financial condition and operating results could suffer, and the trading price of its common stock could decline.
The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings could have an adverse effect on the Company’s ability to meet its debt payments, make dividend payments to stockholders or engage in acquisition and development activity.
          A REIT is required by IRS regulations to make dividend distributions, thereby retaining less of its capital for growth. As a result, a REIT typically grows through steady investments of new capital in real estate assets. Presently, the Company has sufficient capital availability. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. Changes in the Company’s debt ratings could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities. The capital and credit markets have recently experienced volatility and limited the availability of funds. The Company’s ability to access the capital and credit markets may be limited by these or other factors, which could have an impact on its ability to refinance maturing debt, including its unsecured senior notes due 2011 (the “Senior Notes due 2011”), fund dividend payments and operations, acquire healthcare properties and complete construction projects. If the Company is unable to refinance or extend principal payments due at maturity of its various debt instruments, its cash flow may not be sufficient to repay maturing debt and, consequently, make dividend payments to stockholders. If the Company defaults in paying any of its debts or honoring its debt covenants, it could experience cross-defaults among debt instruments, the debts could be accelerated and the Company could be forced to liquidate assets for less than the values it would otherwise receive.
The Company is exposed to increases in interest rates, which could reduce its profitability and adversely impact its ability to refinance existing debt, sell assets or engage in acquisition and development activity.
          The Company receives a significant portion of its revenues by leasing its assets under long-term leases in which the rental rate is generally fixed, subject to annual rent escalators. A significant portion of the Company’s debt will be from time to time subject to floating rates, based on LIBOR or other indices. The generally fixed nature of revenues and the variable rate of certain debt obligations create interest rate risk for the Company. Such increased costs could have the effect of reducing the Company’s profitability and could make the financing of any acquisition or investment activity more costly. Rising interest rates could limit the Company’s ability to refinance existing debt when it matures, such as the Senior Notes due 2011, or cause the Company to pay higher rates upon refinancing. An increase in interest rates also could have the effect of reducing the amounts that third parties might be willing to pay for real estate assets, which could limit the Company’s ability to sell assets at times when it might be advantageous to do so in response to changes in economic conditions.
Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s financial condition and results of operations.
          The terms of the Unsecured Credit Facility, the indentures governing the Company’s outstanding senior notes and other debt instruments that the Company may enter into in the future are subject to customary financial and operational covenants. The Company’s continued ability to incur debt and operate its business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied.

Financial and other covenants that limit the Company’s operational flexibility, as well as defaults resulting from a breach of any of these covenants in its debt instruments, could have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s revenues depend on the ability of its tenants and sponsors under its leases and financial support agreements to generate sufficient income from their operations to make loan, rent and support payments to the Company.
          The Company’s revenues are subject to the financial strength of its tenants and sponsors. The Company has no operational control over the business of these tenants and sponsors who face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints. The slowdown in the economy, decline in the availability of financing from the capital markets, and widened credit spreads have affected, or may in the future adversely affect, the businesses of the Company’s tenants and sponsors to varying degrees. Such conditions may further impact such tenants’ and sponsors’ abilities to meet their obligations to the Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants and sponsors. In turn, these conditions could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income attributable to common stockholders and equity, and reduce cash flows from operations.
If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, the Company would have to obtain another tenant for the affected facility.
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
If lenders under the Unsecured Credit Facility fail to meet their funding commitments, the Company’s financial position would be negatively impacted.
          Access to external capital on favorable terms is critical to the Company’s success in growing and maintaining its portfolio. If financial institutions within the Unsecured Credit Facility were unwilling or unable to meet their respective funding commitments to the Company, any such failure would have a negative impact on the Company’s operations, financial condition and ability to meet its obligations, including the payment of dividends to stockholders.
Many of the Company’s medical office properties are held under long-term ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties.
          The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit physician tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.
If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures to attract new tenants, then the Company’s business and results of operations would be adversely affected.
          A significant portion of the Company’s leases will mature over the course of any year. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If it is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected, or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

The Company may incur impairment charges on its real estate properties or other assets.
     The Company performs an annual impairment review on its real estate properties in the third quarter of every fiscal year. In addition, the Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. At some future date, the Company may determine that an impairment has occurred in the value of one or more of its real estate properties or other assets. In such an event, the Company may be required to recognize an impairment loss which could have a material adverse affect on the Company’s financial condition and results of operations.
The Company may be required to sell certain properties to tenants or sponsors whose leases or financial support agreements provide for options to purchase. The Company may not be able to reinvest the proceeds from sale at rates of return equal to the return received on the properties sold. The Company may recognize asset impairment charges as a result of the exercise of a purchase option.
          At December 31, 2009, the Company had approximately $111.1 million in real estate properties that are subject to exercisable purchase options held by lessees or financial support agreement sponsors that had not been exercised. Other properties have purchase options that become exercisable in 2010 and beyond. The exercise of these purchase options exposes the Company to reinvestment risk. In certain cases, the option purchase price may not be as great as the Company’s capital investment in the property, causing an asset impairment charge. If the Company is unable to reinvest the proceeds of sale at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and a corresponding material adverse effect on the Company’s business and financial condition, the Company’s ability to make distributions to its stockholders, and the market price of its common stock.
Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adaptable to other uses.
          Some of the Company’s properties are specialized medical facilities. If the Company or the Company’s tenants terminate the leases for these properties or the Company’s tenants lose their regulatory authority to operate such properties, the Company may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, the Company may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to its stockholders, and the market price of the Company’s common stock.
The Company is subject to risks associated with the development of properties.
          The Company is subject to certain risks associated with the development of properties including the following:
•	The construction of properties generally requires various government and other approvals which may not be received when expected, or at all, which could delay or preclude commencement of construction;

•	Unsuccessful development opportunities could result in the recognition of direct expenses which could impact the Company’s results of operations;

•	Construction costs could exceed original estimates, which would impact the building’s profitability to the Company;

•	Operating expenses could be higher than forecasted;

•	Time required to initiate and complete the construction of a property and lease up a completed development property may be greater than originally anticipated, thereby adversely affecting the Company’s cash flow and liquidity;

•	Occupancy rates and rents of a completed development property may not be sufficient to make the property profitable to the Company; and

•	Favorable capital sources to fund the Company’s development activities may not be available when needed.
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
          Long-term master leases and financial support agreements that are expiring may not be extended. To the extent these properties have vacancies or subleases at lower rates upon expiration, income may decline if the Company is not able to re-let the properties at rental rates that are as high as the former rates.
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
Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments.
          The healthcare service industry is currently experiencing:
•	Regulatory and government reimbursement uncertainty resulting from comprehensive healthcare reform efforts;

•	Changing trends in the method of delivery of healthcare services;

•	Increased expense for uninsured patients and uncompensated care;

•	Increased competition among healthcare providers;

•	Continuing pressure by private and governmental payors to contain costs and reimbursements while increasing patients’ access to healthcare services;

•	Lower pricing, admissions growth and operating profit margins in an uncertain economy;

•	Investment losses;

•	Constrained availability of capital;

•	Credit downgrades;

•	Increased liability insurance expense; and

•	Increased scrutiny and formal investigations by federal and state authorities.
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
     The Company owns facilities that are occupied by tenants that may experience regulatory and legal problems.
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
          In addition to the properties described under Item 1, “Business,” in Note 9 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space for its headquarters. The Company’s headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The Company’s current lease agreement, which commenced on November 1, 2003, covers approximately 30,934 square feet of rented space and expires on October 31, 2010, with two five-year renewal options. Annual base rent was approximately $656,883 in 2009 with increases of approximately 3.25% annually.

ITEM 3.	LEGAL PROCEEDINGS
          The Company is, from time to time, involved in litigation arising in the ordinary course of business and which is expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matter was submitted to a vote of stockholders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” As of December 31, 2009, there were approximately 1,322 stockholders of record. The following table sets forth the high and low sales prices per share of common stock and the dividend declared and paid per share of common stock related to the periods indicated.

			Dividends Declared
	High	Low	and Paid per Share
2009
First Quarter	$23.59	$12.06	$0.385
Second Quarter	18.35	13.93	0.385
Third Quarter	23.26	15.78	0.385
Fourth Quarter (Payable on March 4, 2010)	22.77	19.75	0.300

2008
First Quarter	$27.07	$22.02	$0.385
Second Quarter	29.89	23.55	0.385
Third Quarter	32.00	23.45	0.385
Fourth Quarter	29.75	14.29	0.385
          Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations, cash flows, and to make accretive new investments.
Equity Compensation Plan Information
          The following table provides information as of December 31, 2009 about the Company’s common stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2007 Employees Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in the
Plan Category	and Rights (1)	and Rights (1)	First Column)
Equity compensation plans approved by security holders	335,608	—	1,882,074

Equity compensation plans not approved by security holders	—	—	—

Total	335,608	—	1,882,074

(1)	The Company is unable to ascertain with specificity the number of securities to be used upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

ITEM 6.	SELECTED FINANCIAL DATA
          The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements of the Company:

	Years Ended December 31,
(Dollars in thousands except per share data)	2009	2008 (1) (2)	2007 (1) (2) (3)	2006 (1) (2)	2005 (1) (2)
Statement of Income Data:
Total revenues	$253,304	$213,931	$197,081	$197,899	$191,901
Total expenses	$185,877	$160,148	$139,190	$137,214	$133,144
Other income (expense)	$(39,206)	$(35,585)	$(46,848)	$(49,747)	$(44,907)

Income from continuing operations	$28,221	$18,198	$11,043	$10,938	$13,850
Discontinued operations	$22,927	$23,562	$49,037	$28,858	$38,900

Net income	$51,148	$41,760	$60,080	$39,796	$52,750
Less: Net income attributable to noncontrolling interests	$(57)	$(68)	$(18)	$(77)	$(82)

Net income attributable to common stockholders	$51,091	$41,692	$60,062	$39,719	$52,668

Per Share Data:
Basic earnings per common share:
Income from continuing operations	$0.48	$0.35	$0.23	$0.24	$0.30
Discontinued operations	$0.40	$0.46	$1.03	$0.61	$0.83

Net income attributable to common stockholders	$0.88	$0.81	$1.26	$0.85	$1.13

Diluted earnings per common share:
Income from continuing operations	$0.48	$0.35	$0.23	$0.23	$0.29
Discontinued operations	$0.39	$0.44	$1.01	$0.61	$0.82

Net income attributable to common stockholders	$0.87	$0.79	$1.24	$0.84	$1.11

Weighted average common shares outstanding — Basic	58,199,592	51,547,279	47,536,133	46,527,857	46,465,215

Weighted average common shares outstanding — Diluted	59,047,314	52,564,944	48,291,330	47,498,937	47,406,798

Balance Sheet Data (as of the end of the period):
Real estate properties, net	$1,791,693	$1,634,364	$1,351,173	$1,554,620	$1,513,247
Mortgage notes receivable	$31,008	$59,001	$30,117	$73,856	$105,795
Assets held for sale and discontinued operations, net	$17,745	$90,233	$15,639	$—	$21,415
Total assets	$1,935,764	$1,864,780	$1,495,492	$1,736,603	$1,747,652
Notes and bonds payable	$1,046,422	$940,186	$785,289	$849,982	$778,446
Total stockholders’ equity	$786,766	$794,820	$631,995	$825,672	$912,468
Noncontrolling interests	$3,382	$1,427	$—	$—	$—
Total equity	$790,148	$796,247	$631,995	$825,672	$912,468

Other Data:
Funds from operations — Basic and Diluted (4)	$97,882	$85,437	$73,156	$101,106	$107,943
Funds from operations per common share — Basic (4)	$1.68	$1.66	$1.54	$2.17	$2.32
Funds from operations per common share — Diluted (4)	$1.66	$1.63	$1.51	$2.13	$2.28
Quarterly dividends declared and paid per common share	$1.54	$1.54	$2.09	$2.64	$2.63
Special dividend declared and paid per common share	$—	$—	$4.75	$—	$—

(1)	The years ended December 31, 2008, 2007, 2006 and 2005 are restated to conform to the discontinued operations presentation for 2009. See Note 5 to the Consolidated Financial Statements for more information on the Company’s discontinued operations at December 31, 2009.

(2)	The years ended December 31, 2008, 2007, 2006 and 2005 are restated to retroactively apply the provisions of FAS ASC No. 810 (previously SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”) See Note 1 to the Consolidated Financial Statements.

(3)	The Company completed the sale of its senior living assets in 2007 and paid a $4.75 per share special dividend with a portion of the proceeds.

(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of funds from operations (“FFO”), including why the Company presents FFO and a reconciliation of net income attributable to common stockholders to FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Such risks and uncertainties include, among other things, the following:
•	The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings;

•	The financial health of the Company’s tenants and sponsors and their ability to make loan and rent payments to the Company;

•	The ability and willingness of the Company’s lenders to make their funding commitments to the Company;

•	The Company’s long-term master leases and financial support agreements may expire and not be extended;

•	Restrictions under ground leases through which the Company holds many of its medical office properties could limit the Company’s ability to lease, sell or finance these properties;

•	The ability of the Company to re-let properties on favorable terms as leases expire;

•	The Company may incur impairment charges on its assets;

•	The Company may be required to sell certain assets through purchase options held by tenants or sponsors and may not be able to reinvest the proceeds from such sales at equal rates of return;

•	The construction of properties generally requires various government and other approvals which may not be received;

•	Unsuccessful development opportunities could result in the recognition of direct expenses which could impact the Company’s results of operations;

•	Construction costs of a development property may exceed original estimates, which could impact its profitability to the Company;

•	Time required to lease up a completed development property may be greater than originally anticipated, thereby adversely affecting the Company’s cash flow and liquidity;

•	Occupancy rates and rents of a completed development property may not be sufficient to make the property profitable to the Company; and

•	Changes in the Company’s dividend policy.
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

Overview
  Business Overview
     The Company is a self-managed and self-administered REIT that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. Management believes that by providing a complete spectrum of real estate services, the Company can differentiate its competitive market position, expand its asset base and increase revenues over time.
     The Company’s revenues are mostly derived from rentals on its healthcare real estate properties. The Company incurs operating and administrative expenses, including compensation, office rent and other related occupancy costs, as well as various expenses incurred in connection with managing its existing portfolio and acquiring additional properties. The Company also incurs interest expense on its various debt instruments and depreciation and amortization expense on its real estate portfolio.
     The Company’s real estate portfolio, diversified by facility type, geography, tenant and payor mix, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice patterns.
  Executive Overview
     During 2009, the Company acquired approximately $106.4 million in real estate assets and funded a $9.9 million mortgage note receivable. On the development front, the Company began construction of a 206,000 square foot medical office building in Washington with a budget of approximately $92.2 million, completed the construction of three medical office buildings, located in Texas and Illinois, totaling 342,153 square feet with aggregate budgets of approximately $88.0 million, and continued construction of a 133,000 square foot medical office building in Hawaii with a budget of approximately $86.0 million. The Company believes that its construction projects will provide solid, long-term investment returns and high quality buildings. See Notes 4 and 14 to the Consolidated Financial Statements for more details of the Company’s acquisition and development activities during 2009.
     Management also focused on financing activities during 2009, successfully completing the refinancing of the unsecured credit facility, as well as issuing $300.0 million of unsecured senior notes due 2017 (the “Senior Notes due 2017”) and $80.0 million of mortgage debt. With the completion of these financing transactions, the Company was able to replenish its capacity on its unsecured credit facility, as well as provide additional capacity by increasing its unsecured credit facility from $400.0 million to $550.0 million.
     At December 31, 2009, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 46.5%, with 72.4% of its debt portfolio maturing after 2011. The Company had borrowings outstanding under its unsecured credit facility due 2012 (the “Unsecured Credit Facility”) totaling $50.0 million at December 31, 2009, with a remaining borrowing capacity of $500.0 million.
Trends and Matters Impacting Operating Results
     Management monitors factors and trends important to the Company and REIT industry in order to gauge the potential impact on the operations of the Company. Discussed below are some of the factors and trends that management believes may impact future operations of the Company.
     As of December 31, 2009, approximately 30.4% of the Company’s real estate investments consisted of properties leased to unaffiliated lessees pursuant to long-term net lease agreements or subject to financial support agreements; approximately 66.7% were multi-tenanted properties with shorter-term occupancy leases; and the remaining 2.9% of investments were related to land held for development, corporate property, mortgage notes receivable and one investment in an unconsolidated joint venture which is invested in real estate properties. The Company’s long-term net leases and financial support agreements are generally designed to ensure the continuity of revenues and coverage of costs and expenses relating to the properties by the tenants and the sponsoring healthcare operators. There is no assurance that the Company’s leases and financial support agreements will be extended past their expiration dates, which could impact the Company’s operating results as described in more detail below in “Expiring Leases.”
  Cost of Capital
     During 2009, the Company refinanced its unsecured credit facility due 2010 and subsequently repaid most of the outstanding balance on the facility with $300.0 million of the Senior Notes due 2017 and $80.0 million of mortgage debt issued during the fourth quarter of 2009. The cost of the Company’s short-term borrowings increased upon refinancing the unsecured credit facility on September 30, 2009. The rate of the facility increased from 0.90% over LIBOR with a 0.20% facility fee to 2.80% over LIBOR with a 0.40% facility fee. Also, the Senior Notes due 2017, issued on December 4, 2009, bear interest at a fixed rate of 6.50% per annum, and the mortgage debt due 2016, entered into on November 25, 2009, bears interest at a fixed rate of 7.25%. The additional interest expense that the Company will incur related to the new debt will have a negative impact on its future net income attributable to common stockholders, funds from operations, and cash flows.
  Acquisition Activity
     During 2009, the Company acquired approximately $106.4 million in real estate assets and funded a $9.9 million mortgage note receivable. Four of the properties, aggregating approximately $43.9 million, were acquired by a joint venture in which the Company has an 80% controlling interest. These acquisitions were funded with borrowings on the Company’s unsecured credit facilities, the assumption of existing mortgage debt, proceeds from real estate dispositions, and proceeds from various capital market financings. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.
  Development Activity
     During 2009, three medical office buildings that were previously under construction with aggregate budgets of approximately $88.0 million commenced operations, and construction began on one medical office building with a budget of approximately $92.2 million, resulting in two medical office buildings remaining in construction in progress at December 31, 2009 with budgets totaling approximately $178.2 million. The Company expects completion of the core and shell of one project with a budget of approximately $86.0 million during the second quarter of 2010 and expects completion of the core and shell of the second project with a budget of approximately $92.2 million during the third quarter of 2011. The three medical office buildings that commenced operations during 2009 are currently in lease-up, which generally takes two to three years before reaching stabilization.
     In addition to the projects currently under construction, the Company is financing the development of a six-facility outpatient campus with a budget totaling approximately $72 million. The Company has funded $56.4 million towards the construction of four of the buildings. The Company’s consolidated joint venture acquired three of the buildings and the fourth building was sold to a third party during 2009. These acquisitions are discussed in more detail in Note 4 to the Consolidated Financial Statements. Construction of the remaining two buildings has not yet begun, but the Company expects to fund the remaining $15.6 million during 2010 and 2011. The Company’s consolidated joint venture will have an option to purchase the two remaining buildings at a market price upon completion and full occupancy.
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
  Dispositions
     During 2009, the Company disposed of seven real estate properties for approximately $85.7 million in net proceeds. Also, one mortgage note receivable totaling approximately $12.6 million was repaid. Proceeds from these dispositions were used to repay amounts under the Unsecured Credit Facility and to fund additional real estate investments. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.
  2010 Disposition
     In January 2010, pursuant to a purchase option with an operator, the Company disposed of five properties in Virginia. The Company’s aggregate net investment in the buildings was approximately $16.0 million at December 31, 2009. The Company received approximately $19.2 million in net proceeds and $0.8 million in lease termination fees. The Company expects to recognize a gain on sale of approximately $2.7 million, including the write-off of approximately $0.5 million of straight-line rent receivables.
  Purchase Options
     As discussed in “Liquidity and Capital Resources,” certain of the Company’s leases include purchase option provisions, which if exercised, could require the Company to sell a property to a lessee or operator, which could have a negative impact on the Company’s future results of operations and cash flows.

  Expiring Leases
     Master leases on seven of the Company’s properties will expire during 2010. The Company expects to extend the master lease on one of the properties. For the remaining six properties, the Company expects that it will not renew the master leases but will assume any tenant leases in the buildings and will manage the operations of those buildings.
     The Company also has 331 leases in its multi-tenanted buildings that will expire during 2010, with each of the tenants occupying an average of approximately 3,088 square feet. Approximately 78% of these leases, with each tenant occupying on average approximately 2,535 square feet, are related to leases located in on-campus buildings, which traditionally have a high probability of renewal. The 2010 expirations are widely distributed throughout the portfolio and are not concentrated with one tenant, health system or location.
     With the expirations discussed above, the Company expects there could be a short-term negative impact to its results of operations, but anticipates that over time it will be able to re-lease the properties or increase tenant rents to offset any short-term decline in revenue.
  Discontinued Operations
     As discussed in more detail in Note 1 to the Consolidated Financial Statements, a company must present the results of operations of real estate assets disposed of or held for sale as discontinued operations. Therefore, the results of operations from such assets are classified as discontinued operations for the current period, and all prior periods presented are restated to conform to the current period presentation. Readers of the Company’s Consolidated Financial Statements should be aware that each future disposal will result in a change to the presentation of the Company’s operations in the historical Consolidated Statements of Income as previously filed. Such reclassifications to the Consolidated Statements of Income will have no impact on previously reported net income attributable to common stockholders.
Funds from Operations
     Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” Impairment charges may not be added back to net income attributable to common stockholders in calculating FFO, which have the effect of decreasing FFO in the period recorded.
     The comparability of FFO for the three years ended December 31, 2009 was affected by the various acquisitions and dispositions of the Company’s real estate portfolio and the results of operations of the portfolio from period to period, as well as from the commencement of operations of properties that were previously under construction. The comparability of FFO was also impacted by certain unusual items. FFO for 2009 was favorably impacted by a re-measurement gain totaling $2.7 million, or $0.05 per diluted common share, recognized in connection with the acquisition of the remaining interests in a joint venture. FFO for 2008 was favorably impacted by the recognition of a net gain from certain repurchases of its Senior Notes due 2011 and its unsecured senior notes due 2014 (the “Senior Notes due 2014”) totaling approximately $4.1 million, or $0.08 per diluted common share. FFO for 2008 and 2007 was reduced by impairment charges recorded totaling $2.5 million and $7.1 million, or $0.05 and $0.15, respectively, which reduced FFO for each of those years.
     Management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with generally accepted accounting principles (“GAAP”) assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. Management uses FFO and FFO per share to compare and evaluate its own operating results from period to period, and to monitor the operating results of the Company’s peers in the REIT industry. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.
     The table below reconciles net income attributable to common stockholders to FFO for the three years ended December 31, 2009.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
Net income attributable to common stockholders	$51,091	$41,692	$60,062

Gain on sales of real estate properties	(20,136)	(10,227)	(40,405)
Real estate depreciation and amortization	66,927	53,972	53,499

Total adjustments	46,791	43,745	13,094

Funds from Operations — Basic and Diluted	$97,882	$85,437	$73,156

Funds from Operations per Common Share — Basic	$1.68	$1.66	$1.54

Funds from Operations per Common Share — Diluted	$1.66	$1.63	$1.51

Weighted Average Common Shares Outstanding — Basic	58,199,592	51,547,279	47,536,133

Weighted Average Common Shares Outstanding — Diluted	59,047,314	52,564,944	48,291,330

Results of Operations
  2009 Compared to 2008
     The Company’s income from continuing operations and net income attributable to common stockholders for 2009 compared to 2008 was significantly impacted by the Company’s acquisitions of real estate properties in the latter half of 2008 of approximately $337.1 million and in 2009 of approximately $106.4 million. The acquisition of the real estate properties were initially funded at a relatively low interest rate on the Company’s unsecured credit facility until the Company completed its capital financing transactions in the latter part of 2009, which were previously at higher interest rates.

			Change
(Dollars in thousands)	2009	2008	$	%
REVENUES
Master lease rent	$57,648	$58,073	$(425)	(0.7)%
Property operating	180,024	136,745	43,279	31.6%
Straight-line rent	2,027	651	1,376	211.4%
Mortgage interest	2,646	2,207	439	19.9%
Other operating	10,959	16,255	(5,296)	(32.6)%

	253,304	213,931	39,373	18.4%

EXPENSES
General and administrative	22,493	23,514	(1,021)	(4.3)%
Property operating	95,141	82,223	12,918	15.7%
Impairment	—	1,600	(1,600)	—
Bad debts, net of recoveries	537	1,833	(1,296)	(70.7)%
Depreciation	62,447	48,129	14,318	29.7%
Amortization	5,259	2,849	2,410	84.6%

	185,877	160,148	25,729	16.1%

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt, net	—	4,102	(4,102)	—
Re-measurement gain of equity interest upon acquisition	2,701	—	2,701	—
Interest expense	(43,080)	(42,126)	(954)	2.3%
Interest and other income, net	1,173	2,439	(1,266)	(51.9)%

	(39,206)	(35,585)	(3,621)	10.2%

INCOME FROM CONTINUING OPERATIONS	28,221	18,198	10,023	55.1%

DISCONTINUED OPERATIONS
Income from discontinued operations	2,813	14,605	(11,792)	(80.7)%
Impairments	(22)	(886)	864	(97.5)%
Gain on sales of real estate properties	20,136	9,843	10,293	104.6%

INCOME FROM DISCONTINUED OPERATIONS	22,927	23,562	(635)	(2.7)%

NET INCOME	51,148	41,760	9,388	22.5%

Less: Net income attributable to noncontrolling interests	(57)	(68)	11	(16.2)%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$51,091	$41,692	$9,399	22.5%

EARNINGS PER COMMON SHARE
Net income attributable to common stockholders — Basic	$0.88	$0.81	$0.07	8.6%

Net income attributable to common stockholders — Diluted	$0.87	$0.79	$0.08	10.1%

     Total revenues from continuing operations for the year ended December 31, 2009 increased $39.4 million, or 18.4%, compared to 2008 mainly for the reasons discussed below:

•	Master lease rental income decreased $0.4 million, or 0.7%, from 2008 to 2009. Master lease income decreased approximately $4.5 million due to properties whose master leases have expired and the Company began recognizing the underlying tenant rents in property operating income. Partially offsetting this decrease, the Company recognized approximately $2.7 million of additional master lease rental income in 2009 related to its 2009 acquisitions, with the remaining $1.4 million increase related mainly to annual contractual rent increases.

•	Property operating income increased $43.3 million, or 31.6%, from 2008 to 2009. The Company’s acquisitions of real estate properties during 2009 and 2008 resulted in additional property operating income in 2009 compared to 2008 of approximately $36.4 million. Also, properties previously under construction that commenced operations during 2008 and 2009 resulted in approximately $1.4 million in additional property operating income from 2008 to 2009, and for properties whose master leases had expired, the Company began recognizing the underlying tenant rents totaling approximately $3.2 million. The remaining increase of approximately $2.3 million was mainly related to annual contractual rent increases, rental increases related to lease renewals and new leases executed with various tenants.

•	Straight-line rent increased $1.4 million from 2008 to 2009. Additional straight-line rent recognized on leases subject to straight-lining from properties acquired in 2008 and 2009 was approximately $2.6 million, partially offset by reductions in straight-line rent on leases with contractual rent increases of approximately $1.2 million.

•	Mortgage interest income increased $0.4 million, or 19.9%, from 2008 to 2009 due mainly to additional fundings on construction mortgage notes.

•	Other operating income decreased $5.3 million, or 32.6%, from 2008 to 2009. The decrease is due primarily to the expirations in 2008 and 2009 of five property operating agreements totaling approximately $3.7 million with one operator and the expiration of replacement rent received from an operator of approximately $1.2 million.
     Total expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 increased $25.7 million, or 16.1%, mainly for the reasons discussed below:
•	General and administrative expenses decreased $1.0 million, or 4.3%, from 2008 to 2009. This decrease was mainly attributable to lower pension costs in 2009 of approximately $1.5 million, net of additional pension expense recorded in 2009 related to the partial settlement of an officer’s pension benefit, and a decrease in acquisition and development costs of approximately $0.7 million. These amounts were partially offset by an increase in other compensation related items of approximately $1.3 million. See Note 11 to the Consolidated Financial Statements for more details on the Company’s pension plans.

•	Property operating expenses increased $12.9 million, or 15.7%, from 2008 to 2009. The Company’s real estate acquisitions during 2008 and 2009 resulted in additional property operating expense in 2009 of approximately $13.7 million. Also, the Company recognized additional expense in 2009 of approximately $2.1 million related to properties that were previously under construction and commenced operations during 2008 and 2009 and approximately $1.6 million related to properties whose master leases have expired and the Company began incurring the underlying operating expenses. Partially offsetting these increases were reductions in legal expenses of approximately $3.5 million in 2009 compared to 2008 and in real estate taxes of approximately $0.8 million.

•	An impairment charge totaling $1.6 million was recognized in 2008 on patient accounts receivable assigned to the Company as part of a lease termination and debt restructuring in late 2005 related to a physician clinic owned by the Company.

•	Bad debt expense decreased $1.3 million from 2008 to 2009 mainly due to a reserve recorded by the Company in 2008 related to additional rental income due from an operator on four properties.

•	Depreciation expense increased $14.3 million, or 29.7%, from 2008 to 2009 mainly due to increases of approximately $9.8 million related to the Company’s real estate acquisitions, approximately $1.6 million related to the commencement of operations during 2008 and 2009 of buildings that were previously under construction, as well as approximately $2.9 million related to additional building and tenant improvement expenditures during 2008 and 2009.

•	Amortization expense increased $2.4 million, or 84.6% from 2008 to 2009, mainly due to the amortization of lease intangibles associated with properties acquired during 2008 and 2009, partially offset by a decrease in amortization of lease intangibles becoming fully amortized on properties acquired during 2003 and 2004.

     Other income (expense) for the year ended December 31, 2009 compared to the year ended December 31, 2008 changed unfavorably by $3.6 million, or 10.2%, mainly for the reasons discussed below:
•	The Company recognized a net gain on extinguishment of debt in 2008 of approximately $4.1 million related to repurchases of the Senior Notes due 2011 and 2014, which is discussed in more detail in Note 9 to the Consolidated Financial Statements.

•	The Company recognized a $2.7 million gain in 2009 related to the valuation and re-measurement of the Company’s equity interest in a joint venture in connection with the Company’s acquisition of the remaining equity interests in the joint venture.

•	Interest expense increased $1.0 million, or 2.3%, from 2008 to 2009. The increase was mainly attributable to additional interest expense of approximately $3.8 million related to mortgage notes payable assumed in the 2008 and 2009 real estate acquisitions, a higher average outstanding balance on the unsecured credit facility of approximately $0.4 million, as well as interest incurred on the Senior Notes due 2017 of approximately $1.5 million and interest on the mortgage debt entered into during 2009 of approximately $0.6 million. These amounts are partially offset by interest savings of approximately $1.9 million related to the repurchases of the Senior Notes due 2011 and 2014 in 2008, as well as an increase in capitalized interest of approximately $3.4 million on development projects during 2009.

•	Interest and other income decreased $1.3 million, or 51.9%, from 2008 to 2009. The decrease is primarily a result of additional equity income recognized in 2008 of approximately $1.0 million related to a joint venture investment that the Company accounted for under the equity method until it acquired the remaining interests in the joint venture in 2009, at which time the Company began to consolidate the accounts of the joint venture.
     Income from discontinued operations totaled $22.9 million and $23.6 million for the years ended December 31, 2009 and 2008, respectively, which includes the results of operations, net gains and impairments related to property disposals and properties classified as held for sale. The Company disposed of seven properties in 2009 and seven properties and two parcels of land in 2008. Six properties were classified as held for sale at December 31, 2009. Income from discontinued operations for 2008 also included a $7.2 million fee received from an operator to terminate its financial support agreement with the Company in connection with the disposition of the property.

2008 Compared to 2007
     The Company’s net income attributable to common stockholders and net income attributable to common stockholders per share for 2008 compared to 2007 was impacted by senior living asset dispositions in 2007 and the resulting gain on sale. Included in the sale were 56 real estate properties in which the Company had investments totaling approximately $328.4 million ($259.9 million, net), 16 mortgage notes and notes receivable totaling approximately $63.2 million, and certain other assets and liabilities related to the assets. The Company received cash proceeds from the sale totaling approximately $369.4 million, recorded a deferred gain of approximately $5.7 million and recognized a net gain of approximately $40.2 million. The sale also included the 21 properties associated with all of the Company’s variable interest entities (“VIEs”), including the six VIEs that the Company consolidated.

			Change
(Dollars in thousands)	2008	2007	$	%
REVENUES
Master lease rent	$58,073	$56,086	$1,987	3.5%
Property operating	136,745	121,644	15,101	12.4%
Straight-line rent	651	959	(308)	(32.1)%
Mortgage interest	2,207	1,752	455	26.0%
Other operating	16,255	16,640	(385)	(2.3)%

	213,931	197,081	16,850	8.5%

EXPENSES
General and administrative	23,514	20,619	2,895	14.0%
Property operating	82,223	71,680	10,543	14.7%
Impairment	1,600	—	1,600	—
Bad debts, net of recoveries	1,833	222	1,611	725.7%
Depreciation	48,129	42,141	5,988	14.2%
Amortization	2,849	4,528	(1,679)	(37.1)%

	160,148	139,190	20,958	15.1%

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt, net	4,102	—	4,102	—
Interest expense	(42,126)	(48,307)	6,181	(12.8)%
Interest and other income, net	2,439	1,459	980	67.2%

	(35,585)	(46,848)	11,263	(24.0)%

INCOME FROM CONTINUING OPERATIONS	18,198	11,043	7,155	64.8%

DISCONTINUED OPERATIONS
Income from discontinued operations	14,605	15,721	(1,116)	(7.1)%
Impairments	(886)	(7,089)	6,203	(87.5)%
Gain on sales of real estate properties	9,843	40,405	(30,562)	(75.6)%

INCOME FROM DISCONTINUED OPERATIONS	23,562	49,037	(25,475)	(52.0)%

NET INCOME	41,760	60,080	(18,320)	(30.5)%

Less: Net income attributable to noncontrolling interests	(68)	(18)	(50)	277.8%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$41,692	$60,062	$(18,370)	(30.6)%

EARNINGS PER COMMON SHARE
Net income attributable to common stockholders — Basic	$0.81	$1.26	$(0.45)	(35.7)%

Net income attributable to common stockholders — Diluted	$0.79	$1.24	$(0.45)	(36.3)%

     Total revenues from continuing operations for the year ended December 31, 2008 increased $16.9 million, or 8.5%, compared to 2007, mainly for the reasons discussed below:
•	Master lease rental income increased $2.0 million, or 3.5%, from 2007 to 2008. The majority of the increase was due to annual contractual rent increases from 2007 to 2008 of approximately $1.3 million. During 2008, the Company also recognized additional master lease rental income totaling approximately $0.2 million related to its 2008 acquisitions and a $0.8 million lease termination fee, offset partially by prior year rental income of the property of approximately $0.3 million.

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
     Total expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 increased $21.0 million, or 15.1%, mainly for the reasons discussed below:
•	General and administrative expenses increased $2.9 million, or 14.0%, from 2007 to 2008. This increase was attributable mainly to higher compensation-related expenses in 2008 of approximately $1.8 million related to annual salary increases and amortization of restricted shares, an increase in pension expense recorded of approximately $0.7 million and expenses recognized related to acquisition and development efforts of approximately $1.8 million. Also, the Company recorded a charge in 2007 of approximately $1.5 million related to the retirement of an officer and the termination of five employees.

•	Property operating expenses increased $10.5 million, or 14.7%, from 2007 to 2008. The Company recognized expense of approximately $2.7 million related to properties that were previously under construction and commenced operations during 2007 and 2008. Also, the Company’s acquisitions of real estate properties during 2008 and 2007 resulted in additional property operating expense in 2008 compared to 2007 of approximately $2.7 million. In addition, legal expense increased approximately $3.5 million in 2008 compared to 2007 mainly due to legal fee reimbursements received in 2007 and a litigation settlement of $1.0 million in 2008. Also, utility and real estate tax rate increases in 2008 resulted in additional expenses of approximately $1.3 million and $0.6 million, respectively.

•	An impairment charge totaling $1.6 million was recognized in 2008 on patient accounts receivable assigned to the Company as part of a lease termination and debt restructuring in late 2005 related to a physician clinic owned by the Company. See Note 6 to the Consolidated Financial Statements.

•	Bad debt expense increased $1.6 million from 2007 to 2008 mainly due to a reserve recorded by the Company in 2008 related to additional rental income due from an operator on four properties.

•	Depreciation expense increased $6.0 million, or 14.2%, from 2007 to 2008 mainly due to increases related to the acquisitions of real estate properties of approximately $1.4 million, the commencement of operations of buildings during 2007 and 2008 that were previously under construction of approximately $1.0 million, as well as approximately $3.6 million related to additional building and tenant improvement expenditures during 2007 and 2008.

•	Amortization expense decreased $1.7 million, or 37.1% from 2007 to 2008, mainly due to a decrease in amortization of lease intangibles associated with properties acquired during 2003 and 2004 becoming fully amortized, offset partially by amortization of lease intangibles related to properties acquired during 2007 and 2008.
     Other income (expense) for the year ended December 31, 2008 compared to the year ended December 31, 2007 improved $11.3 million, or 24.0%, mainly for the reasons discussed below:
•	The Company recognized a net gain on extinguishment of debt in 2008 of approximately $4.1 million related to repurchases of the Company’s Senior Notes due 2011 and 2014 which is discussed in more detail in Note 9 to the Consolidated Financial Statements.

•	Interest expense decreased $6.2 million, or 12.8%, from 2007 to 2008. The decrease was mainly attributable to an increase in the capitalization of interest of approximately $2.7 million related to the Company’s construction projects, interest savings of approximately $1.0 million related to repurchases of the Senior Notes due 2011 and 2014 and a reduction of interest expense of approximately $3.1 million related mainly to a decrease in interest rates in 2008 compared to 2007 on the unsecured credit facility.

•	Interest and other income increased $1.0 million, or 67.2%, from 2007 to 2008. In connection with the Company’s acquisition of the remaining interest in a joint venture in which it previously had an equity interest and the related transition of accounting from the joint venture to the Company, the joint venture recorded an adjustment to straight-line rent on the properties. As such, the Company recognized its portion of the adjustment through equity income on the joint venture of approximately $1.1 million (of which $0.8 million was related to prior years). Also, the Company recorded a gain on the sale of a land parcel of approximately $0.4 million. These amounts are partially offset by a reduction in income recognized on one joint venture of approximately $0.4 million due to the partial repurchase of the Company’s preferred equity investment.
     Income from discontinued operations totaled $23.6 million and $49.0 million for the years ended December 31, 2008 and 2007, respectively, which includes the results of operations, net gains and impairments related to property disposals and properties classified as held for sale. The Company disposed of seven properties and two parcels of land in 2008 and 59 properties in 2007, and had six properties classified as held for sale at December 31, 2009. Income from discontinued operations for 2008 also included a $7.2 million fee received from an operator to terminate its financial support agreement with the Company in connection with the disposition of the property.
Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under the Unsecured Credit Facility, secured debt borrowings, or from other private debt or equity offerings. For the year ended December 31, 2009, the Company generated approximately $103.2 million in cash from operations and used $101.5 million in total cash for investing and financing activities, including dividend payments, as detailed in the Company’s Consolidated Statements of Cash Flows.
  Cost of Capital
     On September 30, 2009, the Company refinanced its Unsecured Credit Facility and repaid most of the outstanding balance on the Unsecured Credit Facility with the $300.0 million of Senior Notes due 2017 and the $80.0 million of mortgage debt entered into during the fourth quarter of 2009. The cost of the Company’s short-term borrowings increased upon refinancing the Unsecured Credit Facility. The rate of the facility increased from 0.90% over LIBOR with a 0.20% facility fee to 2.80% over LIBOR with a 0.40% facility fee. Also, the unsecured notes due 2017, issued on December 4, 2009, bear interest at a fixed rate of 6.50% per annum and the mortgage debt due 2016, entered into on November 25, 2009, bears interest at a fixed rate of 7.25%.
     The additional interest expense that the Company will incur related to the new debt will have a negative impact on its future consolidated net income attributable to common stockholders, funds from operations, and cash flows.
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

     Contractual Obligations
          The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments at December 31, 2009, including interest payments due where applicable. At December 31, 2009, the Company had no long-term capital lease or purchase obligations.

	Payments Due by Period
		Less than	1 -3	3 - 5	More than 5
(Dollars in thousands)	Total	1 Year	Years	Years	Years
Long-term debt obligations, including interest (1)	$1,438,767	$61,427	$438,995	$349,017	$589,328
Operating lease commitments (2)	269,104	4,107	7,183	7,235	250,579
Construction in progress (3)	100,442	57,036	36,577	6,829	—
Tenant improvements (4)	—	—	—	—	—
Pension obligations (5)	2,581	2,581	—	—	—

Total contractual obligations	$1,810,894	$125,151	$482,755	$363,081	$839,907

(1)	The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility. Excluded from the table above are the premium on the Senior Notes due 2011 of $0.4 million, the discount on the Senior Notes due 2014 of $0.6 million, and the discount on the Senior Notes due 2017 of $2.0 million which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2009. Also excluded from the table above are discounts on five mortgage notes payable, totaling approximately $7.7 million. The Company’s long-term debt principal obligations are presented in more detail in the table below.

	Principal	Principal
	Balance at	Balance at		Contractual Interest
	December 31,	December 31,		Rates at December	Principal	Interest
(In thousands)	2009	2008	Maturity Date	31, 2009	Payments	Payments
Unsecured Credit Facility due 2010 (a)	$—	$329.0	1/10	LIBOR + 0.90%	At maturity	Quarterly
Unsecured Credit Facility due 2012 (a)	50.0	—	9/12	LIBOR + 2.80%	At maturity	Quarterly
Senior Notes due 2011	286.3	286.3	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014	264.7	264.7	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017	300.0	—	1/17	6.500%	At maturity	Semi-Annual
Mortgage Notes Payable	155.4	67.7	5/15-10/30	5.000%-7.765%	Monthly	Monthly

	$1,056.4	$947.7

(a)	In September 2009, the Company entered into a $550.0 million amended and restated Unsecured Credit Facility due in 2012 and incurred an annual facility fee of 0.40%. The new credit facility replaced the Company’s $400.0 million Unsecured Credit Facility due 2010 in which it incurred an annual facility fee of 0.20%.

(2)	Includes primarily the corporate office and ground leases, with expiration dates through 2101, related to various real estate investments for which the Company is currently making payments.

(3)	Includes cash flow projections related to the construction of two buildings, a portion of which relates to tenant improvements that will generally be funded after the core and shell of the building is substantially completed.

(4)	The Company has various first-generation tenant improvements budgeted as of December 31, 2009 totaling approximately $31.3 million related to properties that were developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company has not included these budgeted amounts in the table above.

(5)	At December 31, 2009, one employee, the Company’s chief executive officer, was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.9 million as of December 31, 2009. In 2008, the Company froze the maximum annual benefit payable under the Executive Retirement Plan at $896,000, which resulted in a reduction of benefits payable to the Company’s chief executive officer. In consideration of the curtailment and as a partial settlement of the plan, the Company made a one-time cash payment of $2.3 million to its chief executive officer in early 2009. Because the Company does not know when its chief executive officer will retire, it has not projected when the retirement benefits would be paid in this table. At December 31, 2009, the Company had recorded a $16.1 million liability, included in other liabilities, related to its pension plan obligations. Also, in November 2009, the Company terminated its Retirement Plan for Outside Directors. As a result, lump sum payments totaling approximately $2.6 million will be paid in November 2010, or earlier upon retirement, to the outside directors that participated in the plan, which are included in the table above.

          The Company has a $550.0 million Unsecured Credit Facility with a syndicate of 16 lenders. Loans outstanding under the Unsecured Credit Facility will bear interest at a rate equal to (x) LIBOR or the base rate (defined as the highest of (i) the Federal Funds Rate plus 0.5%; (ii) the Bank of America prime rate and (iii) LIBOR) plus (y) a margin ranging from 2.15% to 3.20% (currently 2.80%) for LIBOR-based loans and 0.90% to 1.95% for base rate loans (currently 1.55%), based upon the Company’s unsecured debt ratings. In addition, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee is 0.40% per annum, unless the Company’s credit rating falls below a BBB-/Baa3, at which point the facility fee would be 0.50%. As of December 31, 2009, the Company had $50.0 million outstanding on the Unsecured Credit Facility with a remaining borrowing capacity of $500.0 million. At December 31, 2009, 72.4% of the Company’s debt balances were due after 2011, and the Unsecured Credit Facility, the Company’s only variable rate debt, was approximately 4.8% of total outstanding debt. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements.
          Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings rate the Company’s senior debt Baa3, BBB-, and BBB, respectively. For the year ended December 31, 2009, the Company’s earnings from continuing operations covered fixed charges at a ratio of 1.33 to 1.00; the Company’s stockholders’ equity totaled approximately $786.8 million; and the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 46.5%.
          As of December 31, 2009, the Company was in compliance with its financial covenant provisions under its various debt instruments.
     At-The-Market Equity Offering Program
          On December 31, 2008, the Company entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,600,000 shares of its common stock through an at-the-market equity offering program under which Cantor Fitzgerald acts as agent and/or principal. During 2009, the Company sold 1,201,600 shares of common stock, at prices ranging from $21.62 per share to $22.50 per share, generating approximately $25.7 million in net proceeds. In January 2010, the Company sold an additional 698,700 shares of common stock under the plan for net proceeds totaling approximately $14.9 million. On February 22, 2010, the Company entered into a new sales agreement with Cantor Fitzgerald to sell up to 5,000,000 shares of its common stock through the at-the-market equity offering program. The 5,000,000 shares include 699,700 shares that remained unsold under the prior sales agreement and 4,300,300 new shares. This agreement supersedes the prior sales agreement.
     Security Deposits and Letters of Credit
          As of December 31, 2009, the Company held approximately $6.2 million in letters of credit, security deposits, and capital replacement reserves for the benefit of the Company in the event the obligated lessee or borrower fails to perform under the terms of its respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
     Acquisition Activity
          During 2009, the Company acquired approximately $106.4 million in real estate assets and funded a $9.9 million mortgage note receivable. Four of the properties, aggregating approximately $43.9 million, were acquired by a joint venture in which the Company has an 80% controlling interest. These acquisitions were funded with borrowings on the Company’s unsecured credit facilities, the assumption of existing mortgage debt, proceeds from real estate dispositions, and proceeds from various capital market financings. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.
     Dispositions
          During 2009, the Company disposed of seven real estate properties for approximately $85.7 million in net proceeds. Also, one mortgage note receivable totaling approximately $12.6 million was repaid. Proceeds from these dispositions were used to repay amounts under the Unsecured Credit Facility and to fund additional real estate investments. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.
     2010 Disposition
          In January 2010, pursuant to a purchase option with an operator, the Company disposed of five properties in Virginia. The Company’s aggregate net investment in the buildings was approximately $16.0 million at December 31, 2009. The Company received approximately $19.2 million in net proceeds and $0.8 million in lease termination fees. The Company expects to recognize a gain on sale of approximately $2.7 million, including the write-off of approximately $0.5 million of straight-line rent receivables.

     Purchase Options
          Excluding the five properties located in Virginia that were classified as held for sale, the Company had approximately $111.1 million in real estate properties at December 31, 2009 that were subject to exercisable purchase options held by the respective operators and lessees that had not been exercised. On a probability-weighted basis, the Company currently estimates that approximately $32.0 million of these options might be exercised in the future. During 2010, an additional purchase option becomes exercisable on a property in which the Company had a gross investment of approximately $3.1 million at December 31, 2009. The Company does not believe it is likely that the operator will exercise the purchase option in the near future. Other properties may have purchase options exercisable in 2011 and beyond, but the Company does not believe it can reasonably estimate the probability of exercise of these purchase options.
     Construction in Progress and Other Commitments
          As of December 31, 2009, the Company had two medical office buildings under construction with budgets totaling $178.2 million and estimated completion dates in the second quarter of 2010 and the third quarter of 2011. At December 31, 2009, the Company had $95.1 million invested in construction in progress, including two parcels of land totaling $17.3 million in land held for future development, and expects to fund $57.0 million, $31.4 million, and $5.2 million in 2010, 2011 and 2012, respectively, on the two projects currently under construction. See Note 14 to the Consolidated Financial Statements for more details on the Company’s construction in progress at December 31, 2009.
          The Company also had various remaining first-generation tenant improvement obligations budgeted as of December 31, 2009 totaling approximately $31.3 million related to properties that were developed by the Company.
          In addition to the projects currently under construction, the Company is financing the development of a six-facility outpatient campus with a budget totaling approximately $72 million. The Company has funded $56.4 million towards the construction of four of the buildings. The Company’s consolidated joint venture acquired three of the buildings and the fourth building was sold to a third party during 2009. These acquisitions are discussed in more detail in Note 4 to the Consolidated Financial Statements. Construction of the remaining two buildings has not yet begun, but the Company expects to fund the remaining $15.6 million during 2010 and 2011. The Company’s consolidated joint venture will have an option to purchase the two remaining buildings at a market price upon completion and full occupancy.
          The Company intends to fund these commitments with internally generated cash flows, proceeds from the Unsecured Credit Facility, proceeds from the sale of real estate properties, proceeds from repayments of mortgage notes receivable, proceeds from secured debt, capital market financings, or private debt or equity offerings.
     Operating Leases
          As of December 31, 2009, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 42 real estate investments, excluding leases the Company has prepaid. These operating leases have expiration dates through 2101. Rental expense relating to the operating leases for the years ended December 31, 2009, 2008 and 2007 was $3.8 million, $3.3 million, and $3.0 million, respectively.
     Dividends
          The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust. Common stock cash dividends paid during 2009 or related to 2009 are shown in the table below:

	Quarterly
Quarter	Dividend	Date of Declaration	Date of Record	Date Paid/*Payable
4th Quarter 2008	$0.385	February 3, 2009	February 20, 2009	March 5, 2009
1st Quarter 2009	$0.385	May 11, 2009	May 22, 2009	June 5, 2009
2nd Quarter 2009	$0.385	August 10, 2009	August 21, 2009	September 4, 2009
3rd Quarter 2009	$0.385	November 9, 2009	November 20, 2009	December 4, 2009
4th Quarter 2009	$0.300	February 2, 2010	February 18, 2010	*March 4, 2010
          The ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.

     Liquidity
          Net cash provided by operating activities was $103.2 million, $105.3 million and $90.9 million for 2009, 2008 and 2007, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
          The Company plans to continue to meet its liquidity needs, including funding additional investments in 2010, paying dividends, and funding debt service, with cash flows from operations, borrowings under the Unsecured Credit Facility, proceeds of mortgage notes receivable repayments, proceeds from sales of real estate investments, proceeds from secured debt borrowings, or additional capital market financings. The Company also had unencumbered real estate assets of approximately $1.9 billion at December 31, 2009, which could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
          The Company has some exposure to variable interest rates and its stock price has been impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 15 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
     Impact of Inflation
          Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that most of the Company’s leases and financial support arrangements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the Company’s risk to the adverse effects of inflation. In addition, inflation has the effect of increasing gross revenue the Company is to receive under the terms of certain leases and financial support arrangements. Leases and financial support arrangements vary in the remaining terms of obligations, further reducing the Company’s risk to any adverse effects of inflation. Interest payable under the Unsecured Credit Facility is calculated at a variable rate; therefore, the amount of interest payable under the Unsecured Credit Facility is influenced by changes in short-term rates, which tend to be sensitive to inflation. During periods where interest rate increases outpace inflation, the Company’s operating results should be negatively impacted. Conversely, when increases in inflation outpace increases in interest rates, the Company’s operating results should be positively impacted.
     New Accounting Pronouncements
          Note 1 to the Consolidated Financial Statements provides a discussion of new accounting standards. The Company does not believe these new standards will have a significant impact on the Company’s Consolidated Financial Statements or results of operations.
     Market Risk
          The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk.
          At December 31, 2009, approximately $996.4 million, or 95.2%, of the Company’s total debt, bore interest at fixed rates. Additionally, $30.0 million of the Company’s mortgage notes and other notes receivable bore interest at fixed rates.
          The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
	Outstanding		Assuming 10%	Assuming 10%
	Principal Balance	Calculated Annual	Increase in Market	Decrease in Market
(Dollars in thousands)	As of 12/31/09	Interest Expense (1)	Interest Rates	Interest Rates
Variable Rate Debt:
Unsecured Credit Facility	$50,000	$1,515	$(12)	$12

Variable Rate Receivables:
Mortgage Notes Receivable	$4,290	$267	$1	$(1)

		Fair Value
			Assuming 10%	Assuming 10%
	Carrying Value		Increase in	Decrease in
	at December 31,	December 31,	Market Interest	Market Interest	December 31,
(Dollars in thousands)	2009	2009	Rates	Rates	2008 (2)
Fixed Rate Debt:
Senior Notes due 2011, including premium	$286,655	$307,568	$307,231	$307,883	$320,269
Senior Notes due 2014, net of discount	264,090	282,883	280,328	285,497	298,025
Senior Notes due 2017, net of discount	297,988	297,988	292,779	304,680	—
Mortgage Notes Payable	147,689	150,115	146,151	154,352	94,590

	$996,422	$1,038,554	$1,026,489	$1,052,412	$712,884

Fixed Rate Receivables:
Mortgage Notes Receivable	$26,718	$26,485	$25,547	$27,463	$16,597
Other Notes Receivable	3,276	3,276	3,225	3,328	487

	$29,994	$29,761	$28,772	$30,791	$17,084

(1)	Annual interest expense on the variable rate debt and variable rate receivables was calculated using a constant principal balance and the December 31, 2009 market rates of 3.03% and 6.23%, respectively. The increase or decrease in market interest rate is based on the variable LIBOR portion of the interest rate which is 0.23% as of December 31, 2009.

(2)	Fair values as of December 31, 2008 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments. Mortgage notes payable for 2008 include four mortgage notes classified as held for sale with an aggregate fair value at December 31, 2008 of approximately $28.7 million.
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

     Valuation of Long-Lived and Intangible Assets and Goodwill
          The Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. Important factors that could cause management to review for impairment include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment those assets subject to purchase options and those impacted by casualties, such as hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property. The Company recorded impairments of $0.02 million, $2.5 million, and $7.1 million, respectively, for the years ended December 31, 2009, 2008 and 2007 related to real estate properties and other long-lived assets. The impairment charge in 2009 was recorded in connection with the sale of a property in Washington. The impairment charges in 2008 included $1.6 million related to a long-lived asset, $0.1 million related to two properties sold in 2008, and $0.8 million related to two properties classified as held for sale in 2008, reducing the Company’s carrying values on the properties to the estimated fair values of the properties less costs to sell. The impairment charges in 2007 included $4.1 million recorded in connection with the sale of a property in Texas and $3.0 million related to six properties classified as held for sale as of December 31, 2007, reducing the Company’s carrying values on the properties to the estimated fair values of the properties less costs to sell.
          The Company also performs an annual goodwill impairment review. The Company’s reviews are performed as of December 31 of each year. The Company’s 2009 and 2008 reviews indicated that no impairment had occurred with the respect to the Company’s $3.5 million goodwill asset.
     Capitalization of Costs
          GAAP generally allows for the capitalization of various types of costs. The rules and regulations on capitalizing costs and the subsequent depreciation or amortization of those costs versus expensing them in the period incurred vary depending on the type of costs and the reason for capitalizing the costs.
          Direct costs of a development project generally include construction costs, professional services such as architectural and legal costs, travel expenses, land acquisition costs as well as other types of fees and expenses. These costs are capitalized as part of the basis of an asset to which such costs relate. Indirect costs include capitalized interest and overhead costs. The Company’s overhead costs are based on overhead load factors that are charged to a project based on direct time incurred. The Company computes the overhead load factors annually for its acquisition and development departments, which have employees who are involved in the projects. The overhead load factors are computed to absorb that portion of indirect employee costs (payroll and benefits, training, occupancy and similar costs) that are attributable to the productive time the employee incurs working directly on projects. The employees in the Company’s acquisitions and development departments who work on these projects maintain and report their hours daily, by project. Employee costs that are administrative, such as vacation time, sick time, or general and administrative time, are expensed in the period incurred.
          Acquisition-related costs of an existing building include finder’s fees, advisory, legal, accounting, valuation, other professional or consulting fees, and certain general and administrative costs. These costs are also expensed in the period incurred.
          Management’s judgment is also exercised in determining whether costs that have been previously capitalized to a project should be reserved for or written off if or when the project is abandoned or circumstances otherwise change that would call the project’s viability into question. The Company follows a standard and consistently applied policy of classifying pursuit activity as well as reserving for these types of costs based on their classification.
          The Company classifies its pursuit projects into four categories, of which three relate to development and one relates to acquisitions. The first category includes pursuits of developments that have a remote chance of producing new business. Costs for these projects are expensed in the period incurred. The second category includes pursuits of developments that might reasonably be expected to produce new business opportunities although there can be no assurance that they will result in a new project or contract. Costs for these projects are capitalized but, due to the uncertainty of projects in this category, these costs are reserved at 50%, which means that 50% of the costs are expensed in the period incurred. The third category includes those pursuits of developments that are either highly probable to result in a project or contract or already have resulted in a project or contract in which the contract requires the operator to reimburse the Company’s costs. Many times, these are pursuits involving operators with which the Company is already doing business. Since the Company believes it is probable that these pursuits will result in a project or contract, it capitalizes these costs in full and records no reserve. The fourth category includes pursuits that involve the acquisition of existing buildings. As discussed above, costs related to acquisitions of existing buildings are expensed in the period incurred.

          Each quarter, all capitalized pursuit costs are again reviewed carefully for viability or a change in classification, and a management decision is made as to whether any additional reserve is deemed necessary. If necessary and considered appropriate, management would record an additional reserve at that time. Capitalized pursuit costs, net of the reserve, are carried in other assets in the Company’s Consolidated Balance Sheets, and any reserve recorded is charged to general and administrative expenses on the Consolidated Statements of Income. All pursuit costs will ultimately be written off to expense or capitalized as part of the constructed real estate asset.
          As of December 31, 2009 and 2008, the Company had capitalized pursuit costs totaling $2.2 million and $2.5 million, respectively, and had provided reserves against its capitalized pursuit costs of $2.1 million and $0.6 million, respectively.
     Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
          As of December 31, 2009, the Company had investments of approximately $2.3 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
          As described in more detail in Note 1 to the Consolidated Financial Statements, when the Company acquires real estate properties with in-place leases, the cost of the acquisition must be allocated between the acquired tangible real estate assets “as if vacant” and any acquired intangible assets. Such intangible assets could include above- (or below-) market in-place leases and at-market in-place leases, which could include the opportunity costs associated with absorption period rentals, direct costs associated with obtaining new leases such as tenant improvements, and customer relationship assets. Any remaining excess purchase price is then allocated to goodwill. The identifiable tangible and intangible assets are then subject to depreciation and amortization. Goodwill is evaluated for impairment on an annual basis unless circumstances suggest that a more frequent evaluation is warranted.
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
          With respect to the building components, there are several depreciation methods available under GAAP. Some methods record relatively more depreciation expense on an asset in the early years of the asset’s economic life, and relatively less depreciation expense on the asset in the later years of its economic life. The straight-line method of depreciating real estate assets is the method the Company follows because, in the opinion of management, it is the method that most accurately and consistently allocates the cost of the asset over its estimated life. The Company assigns a useful life to its owned buildings based on many factors, including the age of the property when acquired.
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
          Mortgage Notes and Notes Receivable
          The Company also evaluates collectibility of its mortgage notes and notes receivable. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. The Company did not record any provisions for doubtful accounts on its mortgage notes or notes receivable during 2009 or 2008. However, in connection with the sale of the senior living assets in 2007, the Company forgave approximately $2.6 million in notes receivable which was reflected in the gain on sale in 2007.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          See “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated herein by reference to Item 7 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
     We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Realty Trust Incorporated at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
     Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (which was later codified in ASC No. 810-10-45).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee
February 22, 2010

Consolidated
BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2009	2008
ASSETS

Real estate properties:
Land	$135,495	$107,555
Buildings, improvements and lease intangibles	1,977,264	1,792,402
Personal property	17,509	16,985
Construction in progress	95,059	84,782

	2,225,327	2,001,724
Less accumulated depreciation	(433,634)	(367,360)

Total real estate properties, net	1,791,693	1,634,364

Cash and cash equivalents	5,851	4,138

Mortgage notes receivable	31,008	59,001

Assets held for sale and discontinued operations, net	17,745	90,233

Other assets, net	89,467	77,044

Total assets	$1,935,764	$1,864,780

LIABILITIES AND EQUITY

Liabilities:
Notes and bonds payable	$1,046,422	$940,186

Accounts payable and accrued liabilities	55,043	45,937

Liabilities held for sale and discontinued operations	251	32,821

Other liabilities	43,900	49,589

Total liabilities	1,145,616	1,068,533

Commitments and contingencies

Equity:

Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 60,614,931 and 59,264,284 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	606	592

Additional paid-in capital	1,520,893	1,490,535

Accumulated other comprehensive loss	(4,593)	(6,461)

Cumulative net income attributable to common stockholders	787,965	736,874

Cumulative dividends	(1,518,105)	(1,426,720)

Total stockholders’ equity	786,766	794,820

Noncontrolling interests	3,382	1,427

Total equity	790,148	796,247

Total liabilities and equity	$1,935,764	$1,864,780

See accompanying notes.

Consolidated
STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
REVENUES
Master lease rent	$57,648	$58,073	$56,086
Property operating	180,024	136,745	121,644
Straight-line rent	2,027	651	959
Mortgage interest	2,646	2,207	1,752
Other operating	10,959	16,255	16,640

	253,304	213,931	197,081

EXPENSES
General and administrative	22,493	23,514	20,619
Property operating	95,141	82,223	71,680
Impairment	—	1,600	—
Bad debts, net of recoveries	537	1,833	222
Depreciation	62,447	48,129	42,141
Amortization	5,259	2,849	4,528

	185,877	160,148	139,190

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt, net	—	4,102	—
Re-measurement gain of equity interest upon acquisition	2,701	—	—
Interest expense	(43,080)	(42,126)	(48,307)
Interest and other income, net	1,173	2,439	1,459

	(39,206)	(35,585)	(46,848)

INCOME FROM CONTINUING OPERATIONS	28,221	18,198	11,043

DISCONTINUED OPERATIONS
Income from discontinued operations	2,813	14,605	15,721
Impairments	(22)	(886)	(7,089)
Gain on sales of real estate properties	20,136	9,843	40,405

INCOME FROM DISCONTINUED OPERATIONS	22,927	23,562	49,037

NET INCOME	51,148	41,760	60,080

Less: Net income attributable to noncontrolling interests	(57)	(68)	(18)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$51,091	$41,692	$60,062

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.48	$0.35	$0.23
Discontinued operations	0.40	0.46	1.03

Net income attributable to common stockholders	$0.88	$0.81	$1.26

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.48	$0.35	$0.23
Discontinued operations	0.39	0.44	1.01

Net income attributable to common stockholders	$0.87	$0.79	$1.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	58,199,592	51,547,279	47,536,133

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	59,047,314	52,564,944	48,291,330

See accompanying notes.

Consolidated
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other	Cumulative		Total	Non-
	Preferred	Common	Paid-In	Comprehensive	Net	Cumulative	Stockholders’	controlling	Total
(Dollars in thousands, except per share data)	Stock	Stock	Capital	Loss	Income	Dividends	Equity	Interests	Equity
Balance at December 31, 2006	$—	$478	$1,211,234	$(4,035)	$635,120	$(1,017,125)	$825,672	$—	$825,672
Issuance of stock, net of costs	—	29	70,545	—	—	—	70,574	—	70,574
Common stock redemption	—	—	(386)	—	—	—	(386)	—	(386)
Stock-based compensation	—	—	4,678	—	—	—	4,678	—	4,678
Net income	—	—	—	—	60,062	—	60,062	18	60,080
Other comprehensive loss	—	—	—	(311)	—	—	(311)	—	(311)

Comprehensive income	—								59,769
Special dividend to common stockholders ($4.75 per share)	—	—	—	—	—	(227,157)	(227,157)	—	(227,157)
Dividends to common stockholders ($2.09 per share)	—	—	—	—	—	(101,137)	(101,137)	—	(101,137)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18)	(18)

Balance at December 31, 2007	—	507	1,286,071	(4,346)	695,182	(1,345,419)	631,995	—	631,995

Issuance of stock, net of costs	—	83	201,966	—	—	—	202,049	—	202,049
Common stock redemption	—	—	(282)	—	—	—	(282)	—	(282)
Stock-based compensation	—	2	2,780	—	—	—	2,782	—	2,782
Net income	—	—	—	—	41,692	—	41,692	68	41,760
Other comprehensive loss	—	—	—	(2,115)	—		(2,115)	—	(2,115)

Comprehensive income	—								39,645
Dividends to common stockholders ($1.54 per share)	—	—	—	—	—	(81,301)	(81,301)	—	(81,301)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(110)	(110)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	1,469	1,469

Balance at December 31, 2008	—	592	1,490,535	(6,461)	736,874	(1,426,720)	794,820	1,427	796,247

Issuance of stock, net of costs	—	13	26,655	—	—	—	26,668	—	26,668
Common stock redemption	—	—	(8)	—	—	—	(8)	—	(8)
Stock-based compensation	—	1	3,711	—	—	—	3,712	—	3,712
Net income	—	—	—	—	51,091	—	51,091	57	51,148
Other comprehensive loss	—	—	—	1,868	—	—	1,868	—	1,868

Comprehensive income	—								53,016
Dividends to common stockholders ($1.54 per share)	—	—	—	—	—	(91,385)	(91,385)	—	(91,385)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(330)	(330)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	2,228	2,228

Balance at December 31, 2009	$—	$606	$1,520,893	$(4,593)	$787,965	$(1,518,105)	$786,766	$3,382	$790,148

See accompanying notes.

Consolidated
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
OPERATING ACTIVITIES
Net income	$51,148	$41,760	$60,080
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70,921	54,748	53,924
Stock-based compensation	3,711	2,780	4,678
Straight-line rent receivable	(1,925)	(643)	(1,043)
Straight-line rent liability	444	423	954
Gain on sales of real estate properties	(20,136)	(9,843)	(40,405)
Gain on sales of land	—	(384)	—
Gain on extinguishment of debt	—	(4,102)	—
Re-measurement gain of equity interest upon acquisition	(2,701)	—	—
Impairments	22	2,486	7,089
Equity in (income) losses from unconsolidated joint ventures	2	(1,021)	309
Provision for bad debts, net of recoveries	517	1,904	198
State income taxes paid, net of refunds	(674)	(612)	(137)
Payment of partial pension settlement	(2,300)	—	—
Changes in operating assets and liabilities:
Other assets	(1,017)	6,794	(94)
Accounts payable and accrued liabilities	5,127	3,097	(2,065)
Other liabilities	75	7,864	7,450

Net cash provided by operating activities	103,214	105,251	90,938

INVESTING ACTIVITIES
Acquisition and development of real estate properties	(170,520)	(383,702)	(130,799)
Funding of mortgages and notes receivable	(23,391)	(36,970)	(14,759)
Investments in unconsolidated joint venture	(184)	—	—
Distributions from unconsolidated joint ventures	—	882	1,414
Partial redemption of preferred equity investment in an unconsolidated joint venture	—	5,546	—
Proceeds from sales of real estate	83,441	37,133	311,927
Proceeds from mortgages and notes receivable repayments	12,893	8,236	65,572

Net cash provided by (used in) investing activities	(97,761)	(368,875)	233,355

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facilities	(279,000)	193,000	(54,000)
Borrowings on notes and bonds payable	377,969	—	1,840
Repayments on notes and bonds payable	(28,433)	(3,813)	(7,440)
Repurchase of notes payable	—	(45,460)	—
Special dividend paid	—	—	(227,157)
Quarterly dividends paid	(91,385)	(81,301)	(101,137)
Proceeds from issuance of common stock	26,467	197,255	70,780
Common stock redemptions	(8)	(282)	(386)
Capital contributions received from noncontrolling interests	2,228	1,469	—
Distributions to noncontrolling interest holders	(282)	(110)	(18)
Credit facility amendment and extension fees	—	(1,126)	—
Equity issuance costs	(3)	(389)	(206)
Debt issuance costs	(11,293)	—	—

Net cash provided by (used in) financing activities	(3,740)	259,243	(317,724)

Increase (decrease) in cash and cash equivalents	1,713	(4,381)	6,569
Cash and cash equivalents, beginning of year	4,138	8,519	1,950

Cash and cash equivalents, end of year	$5,851	$4,138	$8,519

Supplemental Cash Flow Information:
Interest paid	$50,052	$49,997	$53,233
Capitalized interest	$10,087	$6,679	$4,022
Capital expenditures included in accounts payable and accrued liabilities	$16,266	$12,500	$6,699
Mortgage notes payable assumed upon acquisition of a joint venture interest (adjusted to fair value)	$11,716	$50,825	$—
Mortgage note payable disposed of upon sale of joint venture interest	$5,425	$—	$—
Forgiveness of notes receivable upon sale of certain senior living assets	$—	$—	$2,640
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     Business Overview
          Healthcare Realty Trust Incorporated is a real estate investment trust that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of December 31, 2009, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture, the Company had investments of approximately $2.3 billion in 204 real estate properties and mortgages. The Company’s 199 owned real estate properties, excluding assets classified as held for sale, are located in 28 states, totaling approximately 12.3 million square feet. In addition, the Company provided property management services to approximately 9.3 million square feet nationwide. Square footage disclosures in this Annual Report on Form 10-K are unaudited.
     Principles of Consolidation
          The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures and partnerships where the Company controls the operating activities. The Company’s Consolidated Statement of Income for 2007 also includes the results of operations of six VIEs of which the Company had concluded it was the primary beneficiary. The real estate properties associated with these VIEs were sold in 2007.
          The Company’s investments in its unconsolidated joint ventures are included in other assets and the related equity income is recognized in other income (expense) on the Company’s Consolidated Financial Statements. The Company also consolidates one joint venture in which it has an 80% controlling interest. Included in the Company’s Consolidated Financial Statements related to this consolidated joint venture was approximately $91.4 million in real estate investments, including mortgage notes receivable, at December 31, 2009. The Company reports noncontrolling (minority) interests in subsidiaries as equity and the related net income attributable to the noncontrolling interests as part of consolidated net income in its financial statements.
          All significant intercompany accounts, transactions and balances have been eliminated in the Consolidated Financial Statements. The Company evaluated subsequent events for recognition or disclosure through February 22, 2010, which is the date the Consolidated Financial Statements were issued.
     Use of Estimates in the Consolidated Financial Statements
          Preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
     Segment Reporting
          The Company owns, acquires, manages, finances and develops outpatient healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single segment.
     Reclassifications
          Certain reclassifications have been made in the Consolidated Financial Statements for the years ended December 31, 2008 and 2007 to conform to the 2009 presentation.
          Discontinued Operations
          Certain amounts in the Company’s Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale, and related liabilities, have been reclassified on the Company’s Consolidated Balance Sheets, and the operating results of those assets have been reclassified from continuing to discontinued operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Noncontrolling interests
          Upon adoption of Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” on January 1, 2009, codified in Accounting Standards Codification (“ASC”) No. 805, all prior period noncontrolling interests on the Company’s Consolidated Balance Sheets have been reclassified from liabilities to equity, and all prior period noncontrolling interests’ net income on the Company’s Consolidated Statements of Income have been reclassified to specifically identify net income or loss attributable to the noncontrolling interests. The components of noncontrolling interests for prior years have also been reclassified on the Company’s Consolidated Statements of Cash Flows.
     Real Estate Properties
          Real estate properties are recorded at fair value at the acquisition date. The fair value of real estate properties acquired is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property based upon estimated fair values at the time of acquisition. The Company’s gross real estate assets, on a book-basis, including at-market in-place lease intangibles and assets held for sale, totaled approximately $2.3 billion and $2.1 billion, respectively, as of December 31, 2009 and 2008.
          Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2009, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	9.5 to 15 years
Buildings and improvements	3.0 to 39 years
Lease intangibles (including ground lease intangibles)	1.3 to 93 years
Personal property	3 to 15 years
     Land Held for Development
          Included in construction in progress on the Company’s Consolidated Balance Sheets are two parcels of land held for future development. As of December 31, 2009 and 2008, the Company’s investment in land held for development totaled approximately $17.3 million.
     Accounting for Acquisitions of Real Estate Properties with In-Place Leases
          When a building is acquired with in-place leases, the cost of the acquisition must be allocated between the tangible real estate assets and the intangible real estate assets related to in-place leases based on their fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The values related to above- or below-market in-place lease intangibles are amortized to rental income where the Company is the lessor, are amortized to property operating expense where the Company is the lessee, and are amortized over the average remaining term of the leases upon acquisition. The values of at-market in-place leases and other intangible assets, such as customer relationship assets, are amortized and reflected in amortization expense in the Company’s Consolidated Statements of Income.
          The Company’s approach to estimating the value of in-place leases is a multi-step process.
•	First, the Company considers whether any of the in-place lease rental rates are above- or below-market. An asset (if the actual rental rate is above-market) or a liability (if the actual rental rate is below-market) is calculated and recorded in an amount equal to the present value of the future cash flows that represent the difference between the actual lease rate and the average market rate.

•	Second, the Company estimates an absorption period assuming the building is vacant and must be leased up to the actual level of occupancy when acquired. During that absorption period the owner would incur direct costs, such as tenant improvements, and would suffer lost rental income. Likewise, the owner would have acquired a measurable asset in that, assuming the building was vacant, certain fixed costs would be avoided because the actual in-place lessees would reimburse a certain portion of fixed costs through expense reimbursements during the absorption period. All of these assets (tenant improvement costs avoided, rental income lost, and fixed costs recovered through in-place lessee reimbursements) are estimated and recorded in amounts equal to the present value of future cash flows.

•	Third, the Company estimates the value of the building “as if vacant.” The Company uses the same absorption period and occupancy assumptions used in step two, adding to those the future cash flows expected in a fully occupied building. The net present value of these future cash flows, discounted at a market rate of return, becomes the estimated “as if vacant” value of the building.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	Fourth, the actual purchase price is allocated based on the various asset fair values described above. The building and tenant improvement components of the purchase price are depreciated over the useful life of the building or the average remaining term of the in-places leases. The above- or below-market rental rate assets or liabilities are amortized to rental income or property operating expense over the remaining term of the leases. The at-market, in-place leases are amortized to amortization expense over the average remaining term of the leases, customer relationship assets are amortized to amortization expense over terms applicable to each acquisition, and any goodwill recorded would be reviewed for impairment at least annually.
          See Note 8 for more details on the Company’s intangible assets as of December 31, 2009 and 2008.
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
          In connection with its acquisition of real estate assets during 2009, the Company assumed mortgage notes payable. The valuation of the mortgage notes payable was determined using level two inputs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. The Company does not hold any accounts receivable for sale.
          Mortgage Notes and Notes Receivable
          The Company also evaluates collectibility of its mortgage notes and notes receivable and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. If a mortgage loan or note receivable becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. As of December 31, 2009 and 2008, there were no recorded investments in mortgage notes or notes receivable that were either on non-accrual status or were past due more than ninety days and continued to accrue interest.
          The Company’s notes receivable balances were approximately $3.3 million and $0.5 million, respectively, as of December 31, 2009 and 2008. Interest rates on the notes are fixed and ranged from 8.0% to 11.6% with maturity dates ranging from 2011 through 2016 as of December 31, 2009. The Company did not record allowances or reserves related to its mortgage notes or notes receivable during 2009 or 2008.
          The Company had four mortgage notes receivable outstanding as of December 31, 2009 and 2008 with aggregate balances totaling $31.0 million and $59.0 million, respectively. The weighted average maturities of the notes were approximately 4.7 years and 2.7 years, respectively, with interest rates ranging from 6.2% to 8.5% and 1.5% to 8.5%, respectively, as of December 31, 2009 and 2008.
          As of December 31, 2009, the Company did not hold any of its mortgage notes or notes receivable available for sale. Also, management believes that its mortgage notes and notes receivable outstanding as of December 31, 2009 and 2008 are collectible.
     Goodwill and Other Intangible Assets
          Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.
          Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and deferred financing costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized over the term of the related credit facility under the straight-line method, which approximates amortization under the effective interest method. Goodwill is not amortized but is evaluated annually on December 31 for impairment. The 2009 and 2008 impairment evaluations each indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 8 for more detail on the Company’s intangible assets.
     Contingent Liabilities
          From time to time, the Company may be subject to loss contingencies arising from legal proceedings, which are discussed in Note 14. Additionally, while the Company maintains comprehensive liability and property insurance with respect to each of its properties, the Company may be exposed to unforeseen losses related to uninsured or underinsured damages.
          The Company continually monitors any matters that may present a contingent liability, and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as necessary in view of changes in available information. Contingent liabilities are recorded when a loss is determined to be both probable and can be reasonably estimated. Changes in estimates regarding the exposure to a contingent loss are reflected as adjustments to the related liability in the periods when they occur.
          Because of uncertainties inherent in the estimation of contingent liabilities, it is possible that management’s provision for contingent losses could change materially in the near term. To the extent that any losses, in addition to amounts recognized, are at least reasonably possible, such amounts will be disclosed in the notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accounting for Defined Benefit Pension Plans
          The Company has pension plans under which the Company’s Board of Directors and certain designated officers may receive retirement benefits upon retirement and the completion of five years of service with the Company. The plans are unfunded and benefits will be paid from earnings of the Company. The Company recognizes pension expense on an accrual basis over an estimated service period. The Company calculates pension expense and the corresponding liability annually on the measurement date (December 31) which requires certain assumptions, such as a discount rate and the recognition of actuarial gains and losses. In November 2009, the Company terminated the Outside Director Plan. As a result, lump sum payments totaling approximately $2.6 million will be paid in November 2010, or earlier upon retirement, to the eight outside directors who participated in the plan. See Note 11.
     Incentive Plans
          The Company has issued and outstanding various employee stock-based awards. These awards include stock issued to employees pursuant to the 2007 Employees Stock Incentive Plan and its predecessor plan (the “Incentive Plan”), the Optional Deferral Plan and the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”). See Note 12 for details on the Company’s stock-based awards. The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months.
          The Company accounts for awards to its employees based on fair value, using the Black-Scholes model, and generally recognizes expense over the award’s vesting period, net of estimated forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options in the first quarter of each year, when granted. In each of the first quarters of 2009, 2008 and 2007, the Company recognized in general and administrative expenses approximately $0.3 million, $0.2 million and $0.2 million of compensation expense, respectively, related to each year’s grants of options to purchase shares under the Employee Stock Purchase Plan.
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
     Revenue Recognition
          The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must all be met before a Company may recognize revenue, including persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectibility is reasonably assured.
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
          Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was $18.8 million and $19.4 million, respectively, at December 31, 2009 and 2008.
     Rental Income
          Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. Additional rent, generally defined in most lease agreements as the cumulative increase in a Consumer Price Index (“CPI”) from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Included in income from continuing operations, the Company recognized additional rental income, net of reserves, of approximately $2.5 million, $1.7 million and $1.7 million, respectively,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for the years ended December 31, 2009, 2008 and 2007. During the fourth quarter of 2008, the Company recorded a $1.4 million allowance related to additional rent due from an operator. Rental income from properties under a master lease arrangement with the tenant is included in master lease rental income and rental income from properties under various tenant lease arrangements, including operating expense recoveries, is included in property operating income on the Company’s Consolidated Statements of Income. Operating expense recoveries recognized in income from continuing operations for the years ended December 31, 2009, 2008 and 2007 were approximately $20.8 million, $10.3 million and $6.2 million, respectively.
     Mortgage Interest Income
          Interest income on the Company’s mortgage notes receivable is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. Interest rates on three of its mortgage notes receivable outstanding as of December 31, 2009 were fixed and one was variable.
     Other Operating Income
          Other operating income on the Company’s Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, interest income on notes receivable, replacement rent from an operator, management fee income, and prepayment penalty income.
          Property operating agreements, between the Company and sponsoring health systems, applicable to eight of the Company’s 199 owned real estate properties as of December 31, 2009, contractually obligate the sponsoring health system to provide to the Company, for a short term, a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company will calculate and accrue any shortfalls as income that the sponsor is responsible to pay to the Company under the terms of the property operating agreement.
          The Company provides property management services for both third-party and owned real estate properties. Management fees are generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month.
          Other operating income for the years ended December 31, 2009, 2008 and 2007 is detailed in the table below:

	Year Ended December 31,
(Dollars in millions)	2009	2008	2007

Property lease guaranty revenue	$8.2	$12.8	$13.2
Interest income on notes receivable	0.6	0.6	0.3
Management fee income	0.2	0.2	0.3
Replacement rent	1.3	2.5	2.5
Other	0.7	0.2	0.3

	$11.0	$16.3	$16.6

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
          The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expense. No such amounts were recognized during the three years ended December 31, 2009.
          Federal tax returns for the years 2006, 2007 and 2008 are currently still subject to examination by taxing authorities.
     State Income Taxes
          The Company must pay certain state income taxes which are generally included in general and administrative expense on the Company’s Consolidated Statements of Income. See Note 15 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Discontinued Operations
          The Company sells properties from time to time due to a variety of factors, such as market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Consolidated Statements of Income. A company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets held for sale are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Consolidated Statements of Income.
          In the Company’s Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, income related to properties sold or to be sold as of December 31, 2009 was included in discontinued operations for each of the three years totaling approximately $22.9 million, $23.6 million, and $49.0 million, respectively.
          Assets held for sale at December 31, 2009 and 2008 included six and 12 properties, respectively.
     Earnings per Share
          Basic earnings per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of common stock. Diluted earnings per share is calculated using weighted average shares outstanding plus the dilutive effect of the outstanding stock options from the Employee Stock Purchase Plan and restricted shares of common stock, using the treasury stock method and the average stock price during the period. See Note 13 for the calculations of earnings per share.
     New Pronouncements
          Business Combinations and Noncontrolling Interests in Consolidated Financial Statements
          SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”) codified in ASC No. 805 and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”) codified in ASC No. 810 became effective for the Company on January 1, 2009. These standards were designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 141 (R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquiring entity to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 also eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The adoption of SFAS No. 141 (R) and SFAS No. 160 did not have a material impact on the Company’s Consolidated Financial Statements, except that, upon adoption, the Company was required to retroactively restate its Consolidated Balance Sheets to reflect the reclassification of its noncontrolling interests from other liabilities to equity and restate its Consolidated Statements of Income to specifically identify net income or loss attributable to the noncontrolling interests.
          Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
          Financial Accounting Standards Board’s (“FASB”) Staff Position (“FSP”) EITF Issue No. 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) codified in ASC No. 260 became effective for the Company on January 1, 2009. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings per share under the two-class method. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s calculation of earnings per share.
          The Codification
          Beginning with interim or annual periods ending after September 15, 2009, the FASB Accounting Standards Codification (“the Codification”) became the single source of authoritative nongovernmental GAAP. Previously existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), were superseded by the Codification. As such, all references to authoritative accounting literature are referenced in accordance with the Codification. The Codification was not designed to change GAAP, but instead to introduce a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification has not changed the content of the Company’s financial statements or other disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Real Estate and Mortgage Notes Receivable Investments
          The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities, as well as for the acquisition of existing properties. The Company had investments of approximately $2.3 billion in 204 real estate properties and mortgage notes receivable as of December 31, 2009, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The following table summarizes the Company’s investments.

			Buildings,
			Improvements,
	Number of		Lease Intangibles	Personal		Accumulated
(Dollars in thousands)	Facilities (1)	Land	and CIP	Property	Total	Depreciation
Medical Office:
Arizona	8	$3,320	$66,295	$54	$69,669	$(10,567)
Florida	14	8,671	125,789	157	134,617	(44,806)
Hawaii	3	—	91,581	5	91,586	(5,994)
North Carolina	14	—	141,414	66	141,480	(6,308)
Tennessee	15	6,782	160,497	157	167,436	(41,201)
Texas	30	27,522	447,529	1,061	476,112	(77,178)
Washington	5	2,200	67,822	1	70,023	(2,311)
Other states	41	39,995	433,785	246	474,026	(77,703)

	130	88,490	1,534,712	1,747	1,624,949	(266,068)

Physician Clinics:
Florida	8	10,639	44,668	—	55,307	(14,794)
Virginia	3	1,623	29,169	127	30,919	(10,060)
Other states	20	5,812	82,000	264	88,076	(21,667)

	31	18,074	155,837	391	174,302	(46,521)

Ambulatory care/surgery:
California	2	4,898	33,530	23	38,451	(12,439)
Texas	3	6,882	35,392	81	42,355	(14,490)
Other states	5	5,897	13,941	—	19,838	(5,308)

	10	17,677	82,863	104	100,644	(32,237)

Specialty outpatient:
Arkansas	1	647	2,408	—	3,055	(979)
Florida	1	911	2,500	—	3,411	(943)
Other states	3	246	6,774	—	7,020	(1,844)

	5	1,804	11,682	—	13,486	(3,766)

Specialty inpatient:
Indiana	1	1,071	42,335	—	43,406	(3,799)
Pennsylvania	6	1,214	112,653	—	113,867	(37,315)
Other states	6	5,265	72,086	—	77,351	(19,894)

	13	7,550	227,074	—	234,624	(61,008)

Other:
Michigan	5	193	12,728	183	13,104	(6,395)
Virginia	2	1,178	10,084	5	11,267	(3,479)
Other states	3	529	20,042	448	21,019	(7,492)

	10	1,900	42,854	636	45,390	(17,366)

Land held for development	—	—	17,301	—	17,301	—
Corporate Property	—	—	—	14,631	14,631	(6,668)

Total owned properties	199	135,495	2,072,323	17,509	2,225,327	(433,634)

Mortgage notes receivable	4	—	—	—	31,008	—
Unconsolidated joint venture investment	1	—	—	—	1,266	—

Total real estate investments	204	$135,495	$2,072,323	$17,509	$2,257,601	$(433,634)

(1)	Includes two properties under construction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Real Estate Property Leases
          The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases or are supported through other financial support arrangements with expiration dates through 2029. Some leases and financial arrangements provide for fixed rent renewal terms of five years, or multiples thereof, in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease and for a short period thereafter, with an option or a right of first refusal to purchase the leased property. The Company’s portfolio of master leases generally requires the lessee to pay minimum rent, additional rent based upon fixed percentage increases or increases in the Consumer Price Index and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
          Future minimum lease payments under the non-cancelable operating leases and guaranteed amounts due to the Company under property operating agreements as of December 31, 2009 are as follows (in thousands):

2010	$196,525
2011	172,414
2012	146,003
2013	119,808
2014	90,272
2015 and thereafter	289,742

$1,014,764

     Customer Concentrations
          The Company’s real estate portfolio is leased to a diverse tenant base. The Company did not have any customers that accounted for 10% or more of the Company’s revenues, including revenues from discontinued operations, for the year ended December 31, 2009 and had only one customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2008 and 2007, HealthSouth at 11%.
     Purchase Option Provisions
          Certain of the Company’s leases include purchase option provisions. The provisions vary from lease to lease but generally allow the lessee to purchase the property covered by the lease at the greater of fair market value or an amount equal to the Company’s gross investment. As of December 31, 2009, the Company had a gross investment of approximately $111.1 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, by the respective operators and lessees that had not been exercised.
4. Acquisitions and Dispositions and Mortgage Repayments
     2009 Real Estate Acquisitions
          During 2009, the Company acquired the following properties:
•	the remaining 50% equity interest in a joint venture (Unico 2006 MOB), which owns a 62,246 square foot on-campus medical office building in Oregon, for approximately $4.4 million in cash consideration. The building was approximately 97% occupied with lease maturities through 2025. In connection with the acquisition, the Company assumed an outstanding mortgage note payable held by the joint venture totaling $12.8 million ($11.7 million including a $1.1 fair value adjustment) which bears an effective interest rate of 6.43% and matures in 2021. Prior to the acquisition, the Company had a 50% equity investment in the joint venture totaling approximately $1.7 million which it accounted for under the equity method. In connection with the acquisition, the Company re-measured its previously held equity interest at the acquisition-date fair value and recognized a gain on the re-measurement of approximately $2.7 million which was recognized as income;

•	a 51,903 square foot specialty inpatient facility in Arizona for a purchase price of approximately $15.5 million. The building was 100% occupied by one tenant whose lease expires in 2024;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	a medical office building with 146,097 square feet in Indiana for a purchase price of approximately $25.8 million. The building was 100% occupied with lease expiration dates ranging from 2011 to 2021;

•	four medical office buildings in Iowa, aggregating 155,189 square feet, were acquired by a joint venture (HR Ladco Holdings, LLC), in which the Company has an 80% controlling interest, for a total purchase price of approximately $44.6 million. All four buildings were 100% leased upon acquisition with lease expirations ranging from 2010 through 2029. Three of the buildings were constructed by the Company’s joint venture partner, and the construction was funded by the Company through a construction loan. Upon acquisition of the buildings by the joint venture, $30.8 million of the Company’s construction loan was converted to a permanent mortgage note payable to the Company, which is eliminated in consolidation, with the remaining balance of the construction loan of $5.0 million added to the Company’s equity investment in the joint venture; and

•	a mortgage note receivable was originated for $9.9 million in connection with a medical office building in Iowa.
          A summary of the Company’s 2009 acquisitions follows:

				Mortgage	Mortgage
	Dates	Cash	Real	Note	Notes Payable		Square
(Dollars in millions)	Acquired	Consideration	Estate	Financing	Assumed	Other	Footage

Real estate acquisitions
Oregon (1)	01/16/09	$4.4	$20.5	$—	$(11.7)	$(4.4)	62,246
Arizona	10/20/09	16.0	16.0	—	—	—	51,903
Indiana	12/18/09	28.2	26.0	—	—	2.2	146,097
Iowa	2/23/09, 7/16/09	6.8	43.9	(35.7)	—	(1.4)	155,189
	7/23/09, 12/08/09

		55.4	106.4	(35.7)	(11.7)	(3.6)	415,435

Mortgage note financings
Iowa	12/30/2009	9.9	—	9.9	—	—	—

Total 2009 Acquisitions		$65.3	$106.4	$(25.8)	$(11.7)	$(3.6)	415,435

(1)	The mortgage note payable assumed in the Oregon acquisition reflects a fair value adjustment of $1.1 million recorded by the Company upon acquisition.
          The Company assigned $8.2 million to real estate lease intangible assets, net of ground lease intangible liabilities, related to its 2009 acquisitions with amortization periods ranging from 7.3 years to 75 years.
     2008 Real Estate Acquisitions
          During 2008, the Company acquired the following properties:
•	two fully-leased, six-story office buildings each containing approximately 146,000 square feet, and a six-level parking structure, containing 977 parking spaces, in Dallas, Texas for purchase price of approximately $59.2 million;

•	a medical office building and surgery center with 102,566 square feet in Indiana for a purchase price of approximately $28.2 million. The building is 100% occupied by three tenants with lease expiration dates ranging from 2017 to 2024;

•	a portfolio of 15 medical office buildings from The Charlotte-Mecklenburg Hospital Authority and certain of its affiliates (collectively, “CHS”) for a purchase price of approximately $162.1 million, including ground lease prepayments of $8.3 million. The portfolio includes 764,092 square feet of on- and off-campus properties which are located in or around Charlotte, North Carolina and are approximately 90% occupied. CHS leases approximately 71% of the total square feet of the portfolio with lease terms averaging approximately 10 years. CHS is the third largest public health system in the United States and owns, leases and manages 23 hospitals, and operates approximately 5,000 patient beds. The weighted average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remaining lease terms for the non-CHS portion of leased space is five years. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

	Estimated	Estimated
	Fair Value	Useful Life
	(In millions)	(In years)
Buildings	$140.4	20.0-39.0
Prepaid ground lease	8.3	75.0
Intangibles:
At-market lease intangibles	11.1	0.9-15.0
Below-market lease intangibles	(0.1)	3.4
Above-market ground lease intangibles	(0.1)	75.0
Below-market ground lease intangibles	2.5	75.0

Total intangibles	13.4	22.5

	$162.1

•	the remaining equity membership interest in a joint venture, which owns five on-campus medical office buildings in Washington, for a purchase price of approximately $14.5 million plus the assumption of outstanding debt of approximately $42.2 million, net of fair value adjustments. At the time of the acquisition, the Company had a $9.2 million net equity investment in the joint venture which it accounted for under the equity method. The debt assumed has a weighted average interest rate of 5.8% with maturities beginning in 2015. In connection with the Company’s acquisition and related transition of accounting from the joint venture to the Company, the joint venture recorded an adjustment to straight-line rent on the properties. As such, the Company recognized its portion of the adjustment through equity income of the joint venture of approximately $1.1 million (of which $0.8 million, or $0.02 per diluted share, is related to prior years);

•	an 80% interest in a joint venture that concurrently acquired two medical office buildings, a specialty outpatient facility and a physician clinic in Iowa for cash consideration of approximately $25.8 million, plus the assumption of outstanding debt of approximately $1.2 million, net of a fair value adjustment. The debt assumed has an interest rate of 5.8% which matures in 2016. The accounts of the joint venture are included in the Company’s Consolidated Financial Statements; and

•	a mortgage note receivable was originated for $8.0 million in connection with the construction of an ambulatory care/surgery center in Iowa.
          A summary of the Company’s 2008 acquisitions follows:

				Mortgage	Mortgage
	Date	Cash	Real	Note	Notes Payable		Square
(Dollars in millions)	Acquired	Consideration	Estate	Financing	Assumed	Other	Footgage
Real estate acquisitions
Texas	7/25/08	$56.0	$57.9	$—	$—	$(1.9)	291,389
Indiana	12/19/08	28.1	27.7	—	—	0.4	102,566
North and South Carolina	12/29/08	162.1	151.5	—	—	10.6	764,092
Washington (1)	11/26/08	14.5	69.7	—	(42.2)	(13.0)	319,561
Iowa (1)	9/30/08, 10/31/08	25.8	28.8	—	(1.2)	(1.8)	145,457

		286.5	335.6	—	(43.4)	(5.7)	1,623,065

Mortgage note financings
Iowa	10/30/08	8.0	—	8.0	—	—	—

Total 2008 Acquisitions		$294.5	$335.6	$8.0	$(43.4)	$(5.7)	1,623,065

(1)	The mortgage notes payable assumed in the Washington and Iowa acquisitions reflect fair value adjustments of $7.2 million and $0.2 million, respectively, recorded by the Company upon acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company assigned $23.7 million to intangible assets net of intangible liabilities, related to the 2008 acquisitions as shown in the table below.

	Intangibles	Amortization
	Assigned	Periods
	(In thousands)	(In years)
Above-market lease intangibles	$1,297	2.0-16.5
Below-market lease intangibles	(6,615)	4.3-12.3
At-market lease intangibles	25,277	2.0-16.5
Above-market ground lease intangibles	(128)	75
Below-market ground lease intangibles	3,850	56.5-93.1

	$23,681	17.7

     2009 Real Estate Dispositions
          During 2009, the Company disposed of the following properties:
•	an 11,538 square foot medical office building in Florida in which the Company had a total gross investment of approximately $1.4 million ($1.0 million, net) was sold for approximately $1.4 million in net proceeds, and the Company recognized a $0.4 million net gain on the sale;

•	a 139,647 square foot medical office building in Wyoming to the sponsor for $21.4 million. During 2008, the Company received a $2.4 million deposit from the sponsor on the sale and received a $7.2 million termination fee from the sponsor in accordance with its financial support agreement with the Company. In 2009, the Company received the remaining consideration of approximately $19.0 million (plus $0.2 million of interest). The Company had an aggregate investment of approximately $20.0 million ($15.8 million, net) in the medical office building and recognized a gain on sale of approximately $5.6 million;

•	the Company’s membership interests in an entity which owns an 86,942 square foot medical office building in Washington. The Company acquired the entity in December 2008 and had an aggregate and net investment of approximately $10.7 million. The Company received approximately $5.3 million in net proceeds, and the purchaser assumed the mortgage note secured by the property of approximately $5.4 million. The Company recognized an insignificant impairment charge on the disposition related to closing costs;

•	a 198,064 square foot medical office building in Nevada in which the Company had a gross investment of approximately $46.8 million ($32.7 million, net) was sold for approximately $38.0 million in net proceeds, and the Company concurrently paid off a $19.5 million mortgage note secured by the property. The Company recognized a gain on sale of approximately $6.5 million, net of liabilities of $1.2 million;

•	a 113,555 square foot specialty inpatient facility in Michigan in which the Company had a gross investment of approximately $13.9 million ($10.8 million, net) was sold for approximately $18.5 million in net proceeds, and the Company recognized a gain on sale of approximately $7.5 million, net of liabilities of $0.2 million;

•	a 10,255 square foot ambulatory surgery center in Florida in which the Company had a gross investment of approximately $3.4 million ($2.0 million, net) was sold for approximately $0.5 million in net cash proceeds and title to a land parcel adjoining another medical office building owned by the Company valued at $1.5 million. The Company recognized no gain on the transaction; and

•	an 8,243 square foot physician clinic in Virginia in which the Company had a gross investment of approximately $0.7 million ($0.5 million, net) was sold for approximately $0.6 million in net proceeds, and the Company recognized a gain on sale of approximately $0.1 million.
     2009 Mortgage Note Repayment
          During 2009, one mortgage note receivable totaling approximately $12.6 million was repaid. This mortgage note, which provided financing for the construction of a building in Iowa, was repaid upon acquisition of the building by a third party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          A summary of the Company’s 2009 dispositions follows:

		Net Real	Other	Mortgage
	Net	Estate	(Including	Note	Gain/	Square
(Dollars in millions)	Proceeds	Investment	Receivables)	Receivable	(Loss)	Footage
Real estate dispositions
Florida	$1.4	$1.0	$—	$—	$0.4	11,538
Wyoming (1)	21.4	15.8	—	—	5.6	139,647
Washington	5.3	10.7	(5.4)	—	0.0	86,942
Nevada	38.0	32.7	(1.2)	—	6.5	198,064
Michigan	18.5	10.8	0.2	—	7.5	113,555
Florida	0.5	0.5	—	—	—	10,255
Virginia	0.6	0.5	—	—	0.1	8,243

	85.7	72.0	(6.4)	—	20.1	568,244

Mortgage note repayments	12.6	—	—	12.6	—	—

Total 2009 Dispositions	$98.3	$72.0	$(6.4)	$12.6	$20.1	568,244

(1)	Net proceeds include $2.4 million in proceeds received in 2008 as a deposit for the Wyoming property sale.
     2008 Real Estate Dispositions
          During 2008, the Company disposed of the following properties:
•	a 10,818 square foot physician clinic in Texas in which the Company had a gross investment of approximately $1.5 million ($1.3 million, net) was sold for $1.6 million in net proceeds, and the Company recognized a $0.3 million net gain from the sale;

•	a 4,913 square foot ambulatory surgery center in California in which the Company had a gross investment of approximately $1.0 million ($0.6 million, net) was sold for $1.0 million in net proceeds, and the Company recognized a $0.4 million net gain from the sale;

•	a 36,951 square foot building in Mississippi in which the Company had a gross investment of approximately $2.9 million ($1.6 million, net) was sold for $1.9 million in net proceeds, and the Company recognized a $0.3 million net gain from the sale;

•	a 7,500 square foot physician clinic in Texas in which the Company had a total gross investment of approximately $0.5 million ($0.4 million, net) was sold for $0.5 million in net proceeds, and the Company recognized a $0.1 million net gain from the sale;

•	pursuant to a purchase option exercised by a tenant in the third quarter of 2008, a 25,456 square foot physician clinic in Tennessee in which the Company had a gross investment of approximately $3.3 million ($2.3 million, net) was sold for $3.0 million in net proceeds, and the Company recognized a $0.7 million net gain from the sale;

•	a parcel of land in Pennsylvania was sold for approximately $0.8 million in net proceeds, which approximated the Company’s net book value;

•	pursuant to a purchase option exercised by a tenant in 2007, an 83,718 square foot medical office building in Texas in which the Company had a gross investment of approximately $18.5 million ($10.4 million, net) was sold for net proceeds of $18.7 million. The Company recognized an $8.0 million net gain from the sale, net of receivables of $0.3 million;

•	a parcel of land held for development in Illinois was sold for $9.0 million in net proceeds. The Company’s investment in the land was $8.6 million and it recognized $0.4 million net gain from the sale, which is recorded in other income (expense) on the Company’s Consolidated Statement of Income; and

•	a 7,093 square foot building in Virginia in which the Company had a gross investment of approximately $1.0 million ($0.5 million, net) was sold for $0.4 million in net proceeds, resulting in a $0.1 million impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     2008 Mortgage Note Repayment
          During 2008, one mortgage note receivable totaling approximately $2.5 million was repaid.
     2008 Joint Venture Equity Interest Disposition
          During 2008, a portion of the Company’s preferred equity investment in a joint venture, in which it owned a 10% equity ownership interest, was redeemed for $5.5 million.
          A summary of the Company’s 2008 dispositions follows:

		Net Real	Other	Mortgage
	Net	Estate	(Including	Note	Gain/	Square
(Dollars in millions)	Proceeds	Investment	Receivables)	Receivable	(Loss)	Footage
Real estate dispositions
Texas	$1.6	$1.3	$—	$—	$0.3	10,818
California	1.0	0.6	—	—	0.4	4,913
Mississippi	1.9	1.6	—	—	0.3	36,951
Texas	0.5	0.4	—	—	0.1	7,500
Tennessee	3.0	2.3	—	—	0.7	25,456
Pennsylvania (land)	0.8	0.8	—	—	—	—
Texas	18.7	10.4	0.3	—	8.0	83,718
Illinois (land held for development) (1)	9.0	8.6	—	—	0.4	—
Virginia	0.4	0.5	—	—	(0.1)	7,093

	36.9	26.5	0.3	—	10.1	176,449

Mortgage note repayments	2.5	—	—	2.5	—	—

Joint venture preferred equity interest
Utah	5.5	—	5.5	—	—	—

Total 2008 Dispositions	$44.9	$26.5	$5.8	$2.5	$10.1	176,449

(1)	The gain related to the sale of this land parcel is recognized in other income (expense) on the Company’s Consolidated Statement of Income.
     2010 Disposition
          In January 2010, pursuant to a purchase option with an operator, the Company disposed of five properties in Virginia. The Company’s aggregate net investment in the buildings was approximately $16.0 million at December 31, 2009. The Company received approximately $19.2 million in net proceeds and $0.8 million in lease termination fees. The Company expects to recognize a gain on sale of approximately $2.7 million, including the write-off of approximately $0.5 million of straight-line rent receivables.
5. Discontinued Operations
          The major categories of assets and liabilities of properties sold or to be sold are classified as held for sale, to the extent not sold, on the Company’s Consolidated Balance Sheets, and the results of operations of such properties are included in discontinued operations on the Company’s Consolidated Statements of Income for all periods. Properties classified as held for sale at December 31, 2009 include the properties discussed in “2010 Disposition” in Note 4, as well as one other property that the Company decided to sell in 2007.
          The tables below reflect the assets and liabilities of the properties classified as held for sale and discontinued operations as of December 31, 2009 and the results of operations of the properties included in discontinued operations on the Company’s Consolidated Statements of Income for the periods ended December 31, 2009, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(Dollars in thousands)	2009	2008
Balance Sheet data (as of the period ended):
Land	$3,374	$9,503
Buildings, improvements and lease intangibles	22,178	109,596
Personal property	—	30

	25,552	119,129
Accumulated depreciation	(8,697)	(29,905)

Assets held for sale, net	16,855	89,224

Other assets, net (including receivables)	890	1,009

Assets of discontinued operations, net	890	1,009

Assets held for sale and discontinued operations, net	$17,745	$90,233

Notes and bonds payable	$—	$5,452

Liabilities held for sale	—	5,452

Notes and bonds payable	—	23,281
Accounts payable and accrued liabilities	—	409
Other liabilities	251	3,679

Liabilities of discontinued operations	251	27,369

Liabilities held for sale and discontinued operations	$251	$32,821

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
Statements of Income data (for the period ended):
Revenues (1)
Master lease rent	$4,242	$6,887	$15,691
Property operating	828	7,999	8,125
Straight-line rent	(102)	(9)	84
Mortgage interest	—	—	1,841
Other operating	216	8,014	18,813

	5,184	22,891	44,554

Expenses (2)
General and administrative	—	(26)	—
Property operating	969	3,902	4,134
Other operating	—	—	16,688
Bad debts, net of recoveries	(20)	71	(24)
Depreciation	1,039	2,331	5,897
Amortization	—	25	38

	1,988	6,303	26,733

Other Income (Expense) (3)
Interest expense	(667)	(2,008)	(2,378)
Interest and other income, net	284	25	278

	(383)	(1,983)	(2,100)

Income from Discontinued Operations	2,813	14,605	15,721

Impairments (4)	(22)	(886)	(7,089)
Gain on sales of real estate properties (5)	20,136	9,843	40,405

Discontinued Operations	$22,927	$23,562	$49,037

Income from Discontinued Operations per common share — basic	$0.40	$0.46	$1.03

Income from Discontinued Operations per common share — diluted	$0.39	$0.44	$1.01

(1)	Total revenues for the years ended December 31, 2009, 2008 and 2007 include $0, $0 and $27.4 million, respectively, related to the sale of the senior living assets; $1.9 million, $19.6 million (including a $7.2 million fee received from an operator to terminate its financial support agreement with the Company) and $13.9 million, respectively, related to other properties sold; and $3.3 million, $3.3 million and $3.3 million, respectively, related to six properties held for sale at December 31, 2009.

(2)	Total expenses for the years ended December 31, 2009, 2008 and 2007 include $0, $0 and $19.0 million, respectively, related to the sale of the senior living assets; $0.9 million, $6.0 million and $7.1 million, respectively, related to other properties sold; and $1.1 million, $0.3 million and $0.6 million, respectively, related to six properties held for sale at December 31, 2009.

(3)	Other income (expense) for the years ended December 31, 2009, 2008 and 2007 include ($0.2) million, ($0.3) million and ($0.4) million related to properties held for sale; ($0.5) million, ($1.7) million and ($1.7) million related to other properties sold; and December 31, 2009 also includes $0.3 million related to the sale of the senior living assets.

(4)	Impairments for the year ended December 31, 2009 includes $0.02 million related to one property sold; December 31, 2008 includes approximately $0.6 million related to one property held for sale and $0.3 million related to three properties sold; December 31, 2007 includes $6.6 million related to four properties sold and $0.5 million related to one property held for sale.

(5)	Gain on sales of real estate properties for the year ended December 31, 2009 includes $20.1 million related to six properties sold; December 31, 2008 includes $9.8 million related to six properties sold; December 31, 2007 includes $40.2 million related to the sale of senior living assets during 2007 and $0.2 million related to the sale of a property pursuant to a purchase option exercised by the operator.
6. Impairment Charges
          A Company must assess the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or there is a change in circumstances, such as the sale of a property or the decision to sell a property, that indicates that the recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value might not be fully recoverable. An asset is impaired when undiscounted cash flows expected to be generated by the asset are less than the carrying value of the asset.
     The Company recorded impairment charges, which are included in continuing operations, for the year ended December 31, 2008 totaling $1.6 million related to changes in management’s estimate of fair value and collectibility of patient receivables assigned to the Company in late 2005 resulting from a lease termination and debt restructuring of a physician clinic owned by the Company. No such impairment charges resulted from the Company’s assessments for the years ending December 31, 2009 or 2007.
     The Company also recorded impairment charges, which are included in discontinued operations, for the years ended December 31, 2009, 2008 and 2007 totaling $0.02 million, $0.9 million and $7.1 million, respectively, relating to properties that were sold or classified as held for sale.
7. Other Assets
     Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, and receivables. Items included in other assets on the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008 are detailed in the table below.

	December 31,
(Dollars in millions)	2009	2008
Straight-line rent receivables	$25.2	$23.2
Prepaid assets	24.7	21.0
Deferred financing costs, net	12.1	3.1
Above-market intangible assets, net	12.0	11.7
Accounts receivable	9.0	10.3
Goodwill	3.5	3.5
Notes receivable	3.3	0.5
Equity investments in joint ventures	1.3	2.8
Customer relationship intangible assets, net	1.2	1.2
Allowance for uncollectible accounts	(3.7)	(3.3)
Other	0.9	3.0

	$89.5	$77.0

Equity Investments in Joint Ventures
     At December 31, 2009 and 2008, the Company had investments in one and two unconsolidated joint ventures, respectively, which had investments in real estate properties. In January 2009, the Company acquired the remaining membership interest in one of its joint ventures previously accounted for under the equity method. The Company accounts for its remaining joint venture investment under the cost method. The Company’s net investments in the joint ventures are included in other assets on the Company’s Consolidated Balance Sheets, and the related income or loss is included in interest and other income, net on the Company’s Consolidated Statements of Income.
     The Company recognized income related to the joint venture accounted for under the cost method of approximately $0.3 million, $0.7 million and $1.1 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

	December 31,
(Dollars in thousands)	2009	2008	2007
Net joint venture investments, beginning of year	$2,784	$18,356	$20,079
Equity in income (losses) recognized during the year	(2)	1,021	(309)
Acquisition of remaining equity interest in a joint venture	(1,700)	(10,165)	—
Partial redemption of preferred equity investment in an unconsolidated joint venture	—	(5,546)	—
Additional investment in a joint venture	184	—	—
Distributions received during the year	—	(882)	(1,414)

Net joint venture investments, end of year	$1,266	$2,784	$18,356

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Intangible Assets and Liabilities
     The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, deferred financing costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2009 and 2008 consisted of the following:

	Gross		Accumulated
	Balance at		Amortization		Weighted
	December 31,		at December 31,		Avg. Life	Balance Sheet
(Dollars in millions)	2009	2008	2009	2008	(Years)	Classification
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets
Deferred financing costs	17.1	11.4	5.0	8.3	4.1	Other assets
Above-market lease intangibles	12.8	12.2	0.8	0.5	49.1	Other assets
Customer relationship intangibles	1.4	1.4	0.2	0.2	33.6	Other assets
Below-market lease intangibles	(7.2)	(7.2)	(1.8)	(0.7)	9.8	Other liabilities
At-market lease intangibles	72.9	65.3	43.7	38.5	9.4	Real estate properties

	$100.5	$86.6	$47.9	$46.8	18.7

     Amortization of the Company’s intangible assets and liabilities, in place as of December 31, 2009, is expected to be approximately $7.7 million, $7.1 million, $6.2 million, $3.6 million, and $3.2 million, respectively, for the years ended December 31, 2010 through 2014.
9. Notes and Bonds Payable
     The table below details the Company’s notes and bonds payable. At December 31, 2008, the Company had classified four mortgage notes payable totaling $28.7 million as liabilities held for sale and discontinued operations on the Company’s Consolidated Balance Sheet that were subsequently repaid. As such, those mortgage notes are not reflected in the December 31, 2008 balances in the following table:

	December 31,
(Dollars in thousands)	2009	2008
Unsecured Credit Facility due 2012	$50,000	$—
Unsecured Credit Facility due 2010	—	329,000
Senior Notes due 2011, including premium	286,655	286,898
Senior Notes due 2014, net of discount	264,090	263,961
Senior Notes due 2017, net of discount	297,988	—
Mortgage notes payable, net of discount	147,689	60,327

	$1,046,422	$940,186

     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth (as defined in the agreement) and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At December 31, 2009, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Unsecured Credit Facility due 2012
     On September 30, 2009, the Company entered into an amended and restated $550.0 million unsecured credit facility (the “Unsecured Credit Facility”) with a syndicate of 16 lenders that matures on September 30, 2012. Amounts outstanding under the Unsecured Credit Facility will bear interest at a rate equal to (x) LIBOR or the base rate (defined as the highest of (i) the Federal Funds Rate plus 0.5%; (ii) the Bank of America prime rate and (iii) LIBOR) plus (y) a margin ranging from 2.15% to 3.20% (currently 2.80%) for LIBOR-based loans and 0.90% to 1.95% for base rate loans (currently 1.55%), based upon the Company’s unsecured debt ratings. In addition, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee is 0.40% per annum, unless the Company’s credit rating falls below a BBB-/Baa3, at which point the facility fee would be 0.50%. At December 31, 2009, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company had $50.0 million outstanding under the facility with a weighted average interest rate of approximately 3.03% and had borrowing capacity remaining, under its financial covenants, of approximately $500.0 million.
     Unsecured Credit Facility due 2010
          The Company’s $400.0 million unsecured credit facility due 2010 was repaid on September 30, 2009 with proceeds from the Unsecured Credit Facility. The $400.0 million unsecured credit facility bore interest at a rate equal to (x) LIBOR or the base rate (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus (y) a margin ranging from 0.60% to 1.20% (0.90% at September 30, 2009), based upon the Company’s unsecured debt ratings. Additionally, the Company paid a facility fee per annum on the aggregate amount of commitments, ranging from 0.15% to 0.30% per annum (0.20% at September 30, 2009), based on the Company’s unsecured debt ratings. Upon repayment of the $400.0 million unsecured credit facility on September 30, 2009, the Company had $368.0 million outstanding on the facility with a weighted average interest rate of approximately 1.27%.
     Senior Notes due 2011
          In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. During 2008, the Company repurchased $13.7 million of the Senior Notes due 2011. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. The original discount is combined with the premium resulting from the termination of interest rate swaps in 2006 that were entered into to offset changes in the fair value of $125.0 million of the notes. The net premium is combined with the principal balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheets and is being amortized against interest expense over the remaining term of the notes yielding an effective interest rate on the notes of 7.896%. For each of the years ended December 31, 2009, 2008 and 2007, the Company amortized approximately $0.2 million of the net premium which is included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008.

	December 31,
(Dollars in thousands)	2009	2008
Senior Notes due 2011 face value	$286,300	$286,300
Unamortized net gain (net of discount)	355	598

Senior Notes due 2011 carrying amount	$286,655	$286,898

     Senior Notes due 2014
          In 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. During 2008, the Company repurchased approximately $35.3 million of the Senior Notes due 2014. The notes were issued at a discount of approximately $1.5 million, which yielded a 5.19% interest rate per annum upon issuance. For each of the years ended December 31, 2009, 2008 and 2007, the Company amortized approximately $0.1 million of the discount which is included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008:

	December 31,
(Dollars in thousands)	2009	2008

Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(647)	(776)

Senior Notes due 2014 carrying amount	$264,090	$263,961

     Senior Notes due 2017
          On December 4, 2009, the Company publicly issued $300.0 million of unsecured senior notes due 2017 (the “Senior Notes due 2017”). The Senior Notes due 2017 bear interest at 6.50%, payable semi-annually on January 17 and July 17, and are due on January 17, 2017, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.0 million, which yielded a 6.618% interest rate per annum upon issuance. For the year ended December 31, 2009, the Company amortized approximately $0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
million of the discount which is included in interest expense on the Company’s Consolidated Statement of Income. The following table reconciles the balance of the Senior Notes due 2017 on the Company’s Consolidated Balance Sheet as of December 31, 2009:

December 31,
(Dollars in thousands)	2009

Senior Notes due 2017 face value	$300,000
Unaccreted discount	(2,012)

Senior Notes due 2017 carrying amount	$297,988

     Senior Note Repurchases
          During 2008, the Company repurchased $13.7 million of the Senior Notes due 2011 and $35.3 million of the Senior Notes due 2014, amortized a pro-rata portion of the premium or discount related to the notes and recognized a net gain of $4.1 million. The Company may elect, from time to time, to repurchase and retire its notes when market conditions are appropriate.
     Mortgage Notes Payable
          The following table details the Company’s mortgage notes payable, with related collateral. At December 31, 2008, the Company had classified four mortgage notes payable totaling $28.7 million to liabilities held for sale and discontinued operations on the Company’s Consolidated Balance Sheet. As such, the four mortgages are not shown in the table below.

						Investment in
		Effective		Number		Collateral at	Balance at
	Original	Interest	Maturity	of Notes		December 31,	December 31,
(Dollars in millions)	Balance	Rate (11)	Date	Payable (12)	Collateral (13)	2009	2009	2008

Life Insurance Co. (1)	$4.7	7.765%	1/17	1	MOB	$11.4	$2.5	$2.7
Commercial Bank (2)	11.7	7.220%	5/11	—	2 MOB’s/1 ASC	—	—	3.7
Commercial Bank (3)	1.8	5.550%	10/30	1	OTH	7.7	1.7	1.8
Life Insurance Co. (4)	15.1	5.490%	1/16	1	ASC	32.5	13.9	14.2
Commercial Bank (5)	17.4	6.480%	5/15	1	MOB	19.9	14.4	14.3
Commercial Bank (6)	12.0	6.110%	7/15	1	2 MOBs	19.5	9.7	9.6
Commercial Bank (7)	15.2	7.650%	7/20	1	MOB	20.2	12.8	12.8
Life Insurance Co. (8)	1.5	6.810%	7/16	1	SOP	2.2	1.2	1.2
Commercial Bank (9)	12.8	6.430%	2/21	1	MOB	20.5	11.6	—
Investment Fund (10)	80.0	7.250%	12/16	1	15 MOBs	152.4	79.9	—

				9		$286.3	$147.7	$60.3

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Three mortgage notes totaling $3.7 million at December 31, 2008 were defeased and repaid in full in December 2009.

(3)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.7 million discount which is included in the balance above.

(6)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.1 million discount which is included in the balance above.

(7)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.4 million discount which is included in the balance above.

(8)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $0.2 million discount which is included in the balance above.

(9)	Payable in monthly installments of principal and interest based on a 12-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2009 and recorded the note at its fair value, resulting in a $1.0 million discount which is included in the balance above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10)	Payable in monthly installments of principal and interest based on a 30-year amortization with a 7-year initial term (maturity 12/01/16) and the option to extend the initial term for two, one-year floating rate extension terms.

(11)	The contractual interest rates for the nine outstanding mortgage notes ranged from 5.00% to 7.625% at December 31, 2009.

(12)	Number of mortgage notes payable outstanding at December 31, 2009.

(13)	MOB-Medical office building; ASC-Ambulatory care/surgery; SOP-Specialty outpatient; OTH-Other.
          The following mortgage notes payable were classified to liabilities held for sale and discontinued operations on the Company’s Consolidated Balance Sheet at December 31, 2008. During 2009, three of the mortgage notes totaling approximately $9.2 million were repaid and one mortgage note totaling $19.5 million was assumed by the buyer upon sale of the related real estate property.

						Investment in	Contractual
		Effective		Number		Collateral at	Balance at
	Original	Interest	Maturity	of Notes		December 31,	December 31,
(Dollars in millions)	Balance	Rate (4)	Date	Payable	Collateral (5)	2008	2008
Life Insurance Co. (1)	$23.3	7.765%	7/26	1	MOB	$46.8	$19.5
Commercial Bank (2)	11.7	7.220%	5/11	2	3 MOBs	23.0	3.7
Commercial Bank (3)	5.5	6.500%	1/27	1	MOB	10.7	5.5

				4		$80.5	$28.7

(1)	Payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due at maturity. The mortgage note was assumed by the buyer upon sale of the property in March 2009.

(2)	Payable in fully amortizing monthly installments of principal and interest due at maturity. Defeased and repaid in full in December 2009.

(3)	Payable in fully amortizing monthly installments of principal and interest due at maturity. The mortgage note was assumed by the buyer upon sale of the property in February 2009.

(4)	The contractual interest rates for the four outstanding mortgage notes included in liabilities held for sale and discontinued operations ranged from 6.5% to 8.5% at December 31, 2008.

(5)	MOB-Medical office building
     Other Long-Term Debt Information
          Future maturities of the Company’s notes and bonds payable as of December 31, 2009 were as follows:

		Discount/	Total
	Principal	Premium	Notes and
(Dollars in thousands)	Maturities	Amortization (2)	Bonds Payable	%
2010	$2,386	$(1,013)	$1,373	0.1%
2011	288,843	(1,260)	287,583	27.5%
2012 (1)	52,707	(1,434)	51,273	4.9%
2013	2,889	(1,520)	1,369	0.1%
2014	267,818	(1,499)	266,319	25.5%
2015 and thereafter	441,748	(3,243)	438,505	41.9%

	$1,056,391	$(9,969)	$1,046,422	100.0%

(1)	Includes $50.0 million outstanding on the Unsecured Credit Facility.

(2)	Includes discount and premium amortization related to the Company’s Senior Notes due 2011, Senior Notes due 2014, and Senior Notes due 2017 and discount amortization related to five mortgage notes payable.
10. Stockholders’ Equity
     Common Stock
          The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2009 as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2009	2008	2007
Balance, beginning of year	59,246,284	50,691,331	47,805,448
Issuance of stock	1,244,914	8,373,014	2,833,434
Restricted stock-based awards, net of forfeitures	123,733	181,939	52,449

Balance, end of year	60,614,931	59,246,284	50,691,331

     At-The-Market Equity Offering Program
          On December 31, 2008, the Company entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,600,000 shares of its common stock through an at-the-market equity offering program under which Cantor Fitzgerald acts as agent and/or principal. During 2009, the Company sold 1,201,600 shares of common stock, at prices ranging from $21.62 per share to $22.50 per share, generating approximately $25.7 million in net proceeds. In January 2010, the Company sold an additional 698,700 shares of common stock under the plan for net proceeds totaling approximately $14.9 million. On February 22, 2010, the Company entered into a new sales agreement with Cantor Fitzgerald to sell up to 5,000,000 shares of its common stock through the at-the-market equity offering program. The 5,000,000 shares include 699,700 shares that remain unsold under the prior sales agreement and 4,300,300 new shares. This agreement supersedes the prior sales agreement.
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
     Dividends Declared
          During 2009, the Company declared and paid quarterly common stock dividends in the amounts of $0.385 per share.
          On February 2, 2010, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on March 4, 2010 to stockholders of record on February 18, 2010.
     Authorization to Repurchase Common Stock
          In 2006, the Company’s Board of Directors authorized management to repurchase up to 3,000,000 shares of the Company’s common stock. As of December 31, 2009, the Company had not repurchased any shares under this authorization. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.
     Accumulated Other Comprehensive Loss
          During the year ended December 31, 2009, the Company recorded a $1.9 million reduction to future benefit obligations related to its pension plans, resulting in a decrease to other liabilities, with an offset to accumulated other comprehensive loss which is included in stockholders’ equity on the Company’s Consolidated Balance Sheet. The reduction to the benefit obligation is primarily due to the one-time cash payment of $2.3 million in January 2009 to its chief executive officer resulting from the curtailment and partial settlement of his future pension benefit. For the year ended December 31, 2008, the Company recorded $2.1 million in additional benefit obligations related to its pension plans, resulting in an increase to other liabilities, with an offset to accumulated other comprehensive loss, included in stockholders’ equity, on the Company’s Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Benefit Plans
     Executive Retirement Plan
          The Company has an Executive Retirement Plan, under which certain officers designated by the Compensation Committee of the Board of Directors may receive upon normal retirement (defined to be when the officer reaches age 65 and has completed five years of service with the Company) an amount equal to 60% of the officer’s final average earnings (defined as the average of the executive’s highest three years’ earnings) plus 6% of final average earnings times years of service after age 60 (but not more than five years), less 100% of certain other retirement benefits received by the officer to be paid either in lump sum or in monthly installments over a period not to exceed the greater of the life of the retired officer or his surviving spouse.
          In December 2008, the Company froze the maximum annual benefits payable under the plan at $896,000 as a cost savings measure. This revision resulted in a curtailment of benefits under the retirement plan for the Company’s chief executive officer. In consideration of the curtailment and as partial settlement of benefits under the retirement plan, the Company paid a one-time cash payment of $2.3 million to its chief executive officer in January 2009. Also, in connection with the partial settlement, the chief executive officer agreed to receive his remaining retirement benefits under the plan in installment payments upon retirement, rather than in a lump sum. Of the two remaining officers in the plan, one has elected to receive their benefits in monthly installments and one has elected a lump sum payment upon retirement.
          At December 31, 2009, only the Company’s chief executive officer was eligible to retire under the plan. Assuming he retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.9 million which would be paid in annual installments of approximately $0.9 million, increasing annually based on CPI. The Company also has one other officer to whom it is currently making benefit payments of approximately $84,000 per year that retired under the plan.
          In November 2008, an officer and participant in the Executive Retirement Plan voluntarily resigned from employment. The officer was eligible to receive a lump-sum distribution of earned benefits under this plan of approximately $4.5 million. The Company granted the officer an equivalent number of shares of common stock in satisfaction of this pension benefit, resulting in a curtailment and partial settlement of the plan. The Company also recognized $1.1 million in additional compensation expense, a component of general and administrative expense, related to the settlement of the officer’s pension benefit. See Note 12.
     Retirement Plan for Outside Directors
          The Company had a retirement plan for outside directors under which a director may receive upon normal retirement (defined to be when the director reaches age 65 and has completed at least five years of service or when the director reaches age 60 and has completed at least 15 years of service) payment annually, for a period equal to the number of years of service as a director but not to exceed 15 years, an amount equal to the director’s annual retainer and meeting fee compensation (for 2009 this amount ranged from $32,000 to $44,000) immediately preceding retirement from the Board. In November 2009, the Company terminated the Outside Director Plan. As a result, lump sum payments totaling approximately $2.6 million will be paid in November 2010, or earlier upon retirement, to the eight directors currently participating in the plan.
     Retirement Plan Information
          Net periodic benefit cost for both the Executive Retirement Plan and the Retirement Plan for Outside Directors (the “Plans”) for the three years in the period ended December 31, 2009 is comprised of the following:

(Dollars in thousands)	2009	2008	2007
Service cost	$286	$1,288	$1,022
Interest cost	926	1,190	943
Effect of settlement	1,005	1,143	—
Amortization of net gain/loss	669	758	442

	$2,886	$4,379	$2,407
Net loss (gain) recognized in other comprehensive income	(1,868)	2,115	311

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$1,018	$6,494	$2,718

          The Company estimates that approximately $0.7 million of the net loss recognized in accumulated other comprehensive loss will be amortized to expense in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Plans are unfunded, and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations as of December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008
Benefit obligation at beginning of year	$17,488	$15,642
Service cost	286	1,288
Interest cost	926	1,190
Benefits paid	(2,384)	(4,648)
Curtailment gain	(14)	(342)
Settlement loss	1,005	1,461
Actuarial gain/loss, net	(1,185)	2,897

Benefit obligation at end of year	$16,122	$17,488

          Amounts recognized in the balance sheets are as follows:

(Dollars in thousands)	2009	2008
Net liabilities included in accrued liabilities	$(11,529)	$(11,027)
Amounts recognized in accumulated other comprehensive loss	(4,593)	(6,461)
          The Company assumed a 6.0% discount rate related to the Executive Retirement Plan and the Retirement Plan for Outside Directors and assumed a 2.7% compensation increase related to the Executive Retirement Plan as of and for each of the three years ended December 31, 2009 to measure the year-end benefit obligations and the earnings effects for the subsequent year related to the retirement plans.
          At December 31, 2009, one employee was eligible to retire under the Executive Retirement Plan. If this individual retired at normal retirement age and received full retirement benefits based upon the terms of the Executive Retirement Plan, future benefits payable are estimated to be approximately $29.9 million as of December 31, 2009. In November 2009, the Company terminated the Retirement Plan for outside Directors. As a result, lump sum payments totaling approximately $2.6 million will be paid in November 2010, or earlier upon retirement, to the non-employee directors that participated in the plan.
12. Stock and Other Incentive Plans
     2007 Employees Stock Incentive Plan
          The 2007 Employees Stock Incentive Plan (the “Incentive Plan”) authorizes the Company to issue 2,390,272 shares of common stock to its employees and directors. The Incentive Plan will continue until terminated by the Company’s Board of Directors. As of December 31, 2009, 2008 and 2007, the Company had issued, net of forfeitures, a total of 921,612, 822,706 and 29,332 shares, respectively, under the Incentive Plan for compensation-related awards to employees and directors, with a total of 1,468,660, 1,567,566 and 2,360,940 authorized shares, respectively, remaining which had not been issued. Under the Incentive Plan’s predecessor plans, the Company issued 7,151 shares in 2007 and 329,404 shares were forfeited during 2008. Restricted shares issued under the Incentive Plan are generally subject to fixed vesting periods varying from three to 10 years beginning on the date of issue. If an employee voluntarily terminates employment with the Company before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the employee has the right to receive dividends and the right to vote the shares. Compensation expense recognized during the years ended December 31, 2009, 2008 and 2007 from the amortization of the value of restricted shares issued to employees was $2.9 million, $3.7 million and $4.1 million, respectively.
          In the fourth quarters of 2009 and 2008, the Company released performance-based awards to 30 and 31, respectively, of its officers under the Incentive Plan totaling approximately $0.9 million and $3.3 million, respectively, which were granted in the form of restricted shares totaling approximately 39,500 shares and 130,400 shares, respectively. The shares have vesting periods ranging from three to eight years with a weighted average vesting period in 2009 and 2008 of approximately six years. The Company expects the issuance of the 39,500 restricted shares in 2009 will increase amortization expense in 2010 by approximately $0.1 million.
          In November 2008, an officer of the Company voluntarily resigned from employment. As a result of his resignation, the officer forfeited 329,404 in unvested restricted shares, resulting in the reversal of $1.7 million (net) in compensation expense previously recognized pertaining to these unvested shares. The officer was also a participant in the Executive Retirement Plan and was eligible to receive a lump-sum distribution of earned benefits under this plan of approximately $4.5 million. The Company granted the officer 616,500 in unrestricted common shares under the Incentive Plan, which were valued at $15.90 per share on the date of grant, in satisfaction of the lump-sum pension benefit earned under the Executive Retirement Plan of approximately $4.5 million and an additional award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Incentive Plan also authorizes the Company’s Compensation Committee of its Board of Directors to grant restricted stock units or other performance units to eligible employees. Such awards, if issued, will also be subject to restrictions and other conditions as determined appropriate by the Compensation Committee. Grantees of restricted stock units will not have stockholder voting rights and will not receive dividend payments. The award of performance units does not create any stockholder rights. Upon satisfaction of certain performance targets as determined by the Compensation Committee, payment of the performance units may be made in cash, shares of common stock, or a combination of cash and common stock, at the option of the Compensation Committee. As of December 31, 2009, the Company had not granted any restricted stock units or other performance awards under the Incentive Plan.
     Non-Employee Directors’ Stock Plan
          The 1995 Restricted Stock Plan for Non-Employee Directors (the “1995 Directors’ Plan”) authorizes the Company to issue 100,000 shares to its directors. The directors’ stock issued generally has a three-year vesting period and is subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. As of December 31, 2009, the Company had issued all shares authorized under the plan and had issued 75,173 and 59,173 shares, respectively as of December 31, 2008 and 2007, pursuant to the 1995 Directors’ Plan. As of December 31, 2008 and 2007, a total of 24,827 and 40,827 authorized shares, respectively, had not been issued. Upon issuance of all authorized Shares under the 1995 Directors’ Plan, a portion of the directors’ 2009 restricted stock grant was issued under the Incentive Plan, Beginning in 2010, all shares granted to the directors will be issued under the Incentive Plan. For 2009, 2008 and 2007, compensation expense resulting from the amortization of the value of these shares was $0.5 million, $0.5 million, and $0.4 million, respectively.
          A summary of the activity under the Incentive Plan, and its predecessor plan, and the 1995 Directors’ Plan and related information for the three years in the period ended December 31, 2009 follows:

	2009	2008	2007
Stock-based awards, beginning of year	1,111,728	1,289,646	1,261,613
Granted	124,587	812,654	65,706
Vested	(11,536)	(657,888)	(35,974)
Forfeited	—	(332,684)	(1,699)

Stock-based awards, end of year	1,224,779	1,111,728	1,289,646

Weighted-average grant date fair value of:
Stock-based awards, beginning of year	$25.71	$25.12	$24.85
Stock-based awards granted during the year	$21.01	$18.18	$34.99
Stock-based awards vested during the year	$32.80	$16.54	$33.17
Stock-based awards forfeited during the year	$—	$24.06	$34.89
Stock-based awards, end of year	$25.16	$25.71	$25.12
Grant date fair value of shares granted during the year	$2,617,678	$14,773,448	$2,298,787
          The vesting periods for the restricted shares granted during 2009 ranged from three to eight years with a weighted-average amortization period remaining at December 31, 2009 of approximately 5.8 years.
          During 2009, 2008 and 2007, the Company withheld 854, 10,935 and 9,413 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to restricted stock that vested. During 2007, the Company also purchased 1,445 shares of common stock for cash from two officers whose shares vested. The shares were immediately retired.
     401(k) Plan
          The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.3 million for each of the three years ended December 31, 2009.
     Dividend Reinvestment Plan
          The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2009, the Company had 448,253 shares issued under the plan of which 33,511 shares were issued in 2009, 24,970 shares were issued in 2008 and 63,600 were issued in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Employee Stock Purchase Plan
          In January 2000, the Company adopted the Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of common stock. As of December 31, 2009, 2008 and 2007, the Company had a total of 413,414, 507,958 and 590,171 shares authorized under the Employee Stock Purchase Plan, respectively, which had not been issued or optioned. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option (the “Exercise Date”). The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. Cash received from employees upon exercising options under the Employee Stock Purchase Plan for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.2 million and $0.3 million, respectively.
          A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2009 is as follows:

	2009	2008	2007
Outstanding, beginning of year	250,868	179,603	171,481
Granted	219,184	194,832	128,928
Exercised	(9,803)	(10,948)	(9,947)
Forfeited	(42,032)	(38,325)	(43,948)
Expired	(82,609)	(74,294)	(66,911)

Outstanding and exercisable, end of year	335,608	250,868	179,603

Weighted-average exercise price of:
Options outstanding, beginning of year	$19.96	$21.58	$30.55
Options granted during the year	$19.96	$21.58	$33.61
Options exercised during the year	$15.43	$21.24	$26.11
Options forfeited during the year	$16.87	$21.02	$26.38
Options expired during the year	$12.74	$20.20	$23.61
Options outstanding, end of year	$18.24	$19.96	$21.58

Weighted-average fair value of options granted during the year (calculated as of the grant date)	$7.75	$5.82	$8.69

Intrinsic value of options exercised during the year	$31,566	$38,537	$37,898

Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$1,080,658	$883,055	$684,287

Exercise prices of options outstanding (calculated as of December 31)	$18.24	$19.96	$21.58

Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.9	0.8
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008	2007
Risk-free interest rates	0.76%	3.05%	4.82%
Expected dividend yields	6.05%	5.92%	4.50%
Expected life (in years)	1.50	1.43	1.59
Expected volatility	58.2%	26.2%	22.3%
Expected forfeiture rates	84%	82%	79%
13. Earnings Per Share
          The table below sets forth the computation of basic and diluted earnings per Common share for the three years in the period ended December 31, 2009.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
Weighted average Common Shares
Weighted average Common Shares outstanding	59,385,018	52,846,988	48,595,003
Unvested restricted stock	(1,185,426)	(1,299,709)	(1,058,870)

Weighted average Common Shares — Basic	58,199,592	51,547,279	47,536,133

Weighted average Common Shares — Basic	58,199,592	51,547,279	47,536,133
Dilutive effect of restricted stock	790,291	973,353	723,195
Dilutive effect of employee stock purchase plan	57,431	44,312	32,002

Weighted average Common Shares — Diluted	59,047,314	52,564,944	48,291,330

Net income
Income from continuing operations	$28,221	$18,198	$11,043
Noncontrolling interests’ share in earnings	(57)	(68)	(18)

Income from continuing operations attributable to common stockholders	28,164	18,130	11,025
Discontinued operations	22,927	23,562	49,037

Net income attributable to common stockholders	$51,091	$41,692	$60,062

Basic Earnings Per Common Share
Income from continuing operations	$0.48	$0.35	$0.23
Discontinued operations	0.40	0.46	1.03

Net income attributable to common stockholders	$0.88	$0.81	$1.26

Diluted Earnings Per Common Share
Income from continuing operations	$0.48	$0.35	$0.23
Discontinued operations	0.39	0.44	1.01

Net income attributable to common stockholders	$0.87	$0.79	$1.24

14. Commitments and Contingencies
     Construction in Progress
          During 2009, three buildings located in Illinois and Texas that were previously under construction commenced operations. The Company is in the process of leasing these three buildings and anticipates an aggregate investment of approximately $88.0 million upon completion of tenant improvements.
          As of December 31, 2009, the Company had two medical office buildings under construction with estimated completion dates in the second quarter of 2010 and the third quarter of 2011. The table below details the Company’s construction in progress and land held for development at December 31, 2009. The information included in the table below represents management’s estimates and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expectations at December 31, 2009 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results.

	Estimated				CIP at	Estimated	Estimated
	Completion	Property		Approximate	Dec. 31,	Remaining	Total
State	Date	Type (1)	Properties	Square Feet	2009	Fundings	Investment
(Dollars in thousands)
Under construction:
Hawaii	2Q 2010	MOB	1	133,000	$67,244	$18,756	$86,000
Washington	3Q 2011	MOB	1	206,000	10,514	81,686	92,200

Land held for development:
Texas					9,184
Texas					8,117

			2	339,000	$95,059	$100,442	$178,200

(1)	MOB-Medical office building
     Other Construction
          The Company had various first-generation tenant improvement budgeted amounts remaining as of December 31, 2009 of approximately $31.3 million related to properties that were developed by the Company.
     Operating Leases
          As of December 31, 2009, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 42 real estate investments with expiration dates through 2101. The Company’s corporate office lease covers approximately 30,934 square feet of rented space and expires on October 31, 2010, with two five-year renewal options. Annual base rent on the corporate office lease increases approximately 3.25% annually and the Company’s ground leases generally increase annually based on increases in CPI. Rental expense relating to the operating leases for the years ended December 31, 2009, 2008 and 2007 was $3.8 million, $3.3 million and $3.0 million, respectively. The Company has prepaid certain of its ground leases which represented approximately $0.3 million, $0.2 million and $0.2 million, respectively, of the Company’s rental expense for the years ended December 31, 2009, 2008 and 2007. The Company’s future minimum lease payments for its operating leases, excluding leases that the Company has prepaid and leases in which an operator pays or fully reimburses the Company, as of December 31, 2009 were as follows (in thousands):

2010	$4,107
2011	3,584
2012	3,599
2013	3,589
2014	3,646
2015 and thereafter	250,579

$269,104

     Legal Proceedings
          The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial condition or results or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          Earnings and profits, the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods and methods, and other items.
          On a tax-basis, the Company’s gross real estate assets totaled approximately $2.1 billion and $2.0 billion, respectively, as of December 31, 2009 and 2008.
          The following table reconciles the Company’s consolidated net income attributable to common stockholders to taxable income for the three years ended December 31, 2009:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Net income attributable to common stockholders	$51,091	$41,692	$60,062
Reconciling items to taxable income:
Depreciation and amortization	17,196	12,667	13,733
Gain or loss on disposition of depreciable assets	8,549	(3,762)	30,548
Straight-line rent	(1,623)	528	(1,043)
VIE consolidation	—	—	767
Receivable allowances	523	2,713	(4,625)
Stock-based compensation	9,323	7,651	7,353
Other	(4,104)	(5,206)	7,062

	29,864	14,591	53,795

Taxable income (1)	$80,955	$56,283	$113,857

Dividends paid	$91,385	$81,301	$328,294

(1) Before REIT dividend paid deduction.
     Characterization of Distributions (unaudited)
          Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2009. In 2007, the Company paid a one-time special dividend to its common stockholders of $4.75 per share from a portion of the proceeds from the sale of the senior living assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          For the three years ended December 31, 2009, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2009		2008		2007
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.90	58.7%	$1.05	68.4%	$1.11	16.3%
Return of capital	0.16	10.1%	0.41	26.5%	4.44	64.9%
Unrecaptured section 1250 gain	0.48	31.2%	0.08	5.1%	1.29	18.8%

Common stock distributions	$1.54	100.0%	$1.54	100.0%	$6.84	100.0%

     State Income Taxes
          The Company must pay certain state income taxes, which are included in general and administrative expense on the Company’s Consolidated Statements of Income.
          In 2007, the state of Texas implemented a new gross margins tax on gross receipts from operations in Texas at 1%, less a 30% deduction for expenses. In 2008, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), which replaced the Michigan single business tax with a combined business income tax and modified gross receipts tax. The enactment of the MBTA resulted in the creation of a deferred tax liability for the Company totaling $215,000 in 2007, and an additional $45,000 in 2009. The Company will record the Texas gross margins tax and the Michigan gross receipts tax as income tax expense.
          State income tax expense and state income tax payments for the three years ended December 31, 2009 are detailed in the table below:

(Dollars in thousands)	2009	2008	2007
State income tax expense:
Texas gross margins tax (1)	$464	$686	$391
Michigan gross receipts deferred tax liability	45	—	215
Other	57	123	88

Total state income tax expense	$566	$809	$694

State income tax payments, net of refunds and collections	$674	$612	$137

(1)	In the table above, income tax expense for 2009 and 2008 includes $0.1 million and $0.3 million, respectively, that was recorded to the gain on sale of real estate properties sold, which is included in discontinued operations rather than general and administrative expenses on the Company’s Consolidated Statements of Income.
16. Fair Value of Financial Instruments
          The carrying amounts of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value as of December 31, 2009 and 2008 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses as of December 31, 2009 and 2008, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of the mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value
Notes and bonds payable	$1,046.4	$1,088.6	$968.9	$1,041.9
Mortgage notes receivable	$31.0	$30.8	$59.0	$58.8
Notes receivable, net of allowances	$3.3	$3.3	$0.5	$0.5
17. Retirement and Termination Benefits in 2007
          The Company recorded a $1.5 million charge in 2007, which is included in general and administrative expenses on the Company’s Consolidated Statement of Income relating to the retirement of the Company’s Chief Operating Officer and elimination of five other officer and employee positions in the Company’s corporate and regional offices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Selected Quarterly Financial Data (unaudited)
          Quarterly financial information for the years ended December 31, 2009 and 2008 is summarized below. The results of operations have been restated, as applicable, to show the effect of reclassifying properties sold or to be sold as discontinued operations.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2009
Revenues from continuing operations	$62,093	$64,311	$63,236	$63,664

Income from continuing operations	$7,536	$8,737	$8,040	$3,908
Discontinued operations	13,344	8,077	999	507

Net income	20,880	16,814	9,039	4,415
Less: (Income) loss from noncontrolling interests	(15)	(62)	65	(45)

Net income atrributable to common stockholders	$20,865	$16,752	$9,104	$4,370

Basic earnings per common share
Income from continuing operations	$0.13	$0.15	$0.14	$0.07
Discontinued operations	0.23	0.14	0.02	—

Net income attributable to common stockholders	$0.36	$0.29	$0.16	$0.07

Diluted earnings per common share
Income from continuing operations	$0.13	$0.15	$0.14	$0.07
Discontinued operations	0.22	0.13	0.01	—

Net income attributable to common stockholders	$0.35	$0.28	$0.15	$0.07

2008
Revenues from continuing operations	$51,289	$51,806	$53,839	$56,997

Income from continuing operations	$4,296	$4,034	$2,984	$6,884
Discontinued operations	2,506	9,732	2,592	8,732

Net income	6,802	13,766	5,576	15,616
Less: Income from noncontrolling interests	(3)	—	(49)	(16)

Net income atrributable to common stockholders	$6,799	$13,766	$5,527	$15,600

Basic earnings per common share
Income from continuing operations	$0.09	$0.08	$0.06	$0.12
Discontinued operations	0.05	0.20	0.05	0.15

Net income attributable to common stockholders	$0.14	$0.28	$0.11	$0.27

Diluted earnings per common share
Income from continuing operations	$0.09	$0.08	$0.06	$0.12
Discontinued operations	0.04	0.19	0.05	0.15

Net income attributable to common stockholders	$0.13	$0.27	$0.11	$0.27

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
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
Changes in the Company’s Internal Control over Financial Reporting
          None.
Management’s Annual Report on Internal Control Over Financial Reporting
          The management of Healthcare Realty Trust Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. The Company’s independent registered public accounting firm, BDO Seidman, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
          We have audited Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthcare Realty Trust Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
          In our opinion, Healthcare Realty Trust Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Nashville, Tennessee
February 22, 2010

ITEM 9B.	OTHER INFORMATION
     On February 22, 2010, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. to sell up to 5,000,000 shares of the Company’s common stock from time to time through an at-the-market equity offering program under which Cantor Fitzgerald acts as agent and/or principal. The Sales Agreement is subject to customary terms and conditions and supersedes the prior sales agreement with Cantor Fitzgerald dated December 31, 2008. The 5,000,000 shares includes 699,700 shares that remain unsold under the prior sales agreement and 4,300,300 new shares. On February 22, 2010, in connection with the proposed offering, the Company filed with the Securities and Exchange Commission (the “SEC”) a supplement to the prospectus contained in the Company’s effective Registration Statement on Form S-3 (Registration No. 333-150884) (the “Registration Statement”). A copy of the Sales Agreement and additional exhibits to the Registration Statement are filed with this Annual Report on Form 10-K and are incorporated herein by reference. The disclosure in this paragraph is not an offer to sell, nor a solicitation of an offer to buy securities, nor shall there be any sales of these securities in any state or jurisdiction in which the offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of such state or jurisdiction. An offering, if any, will be made solely by means of a prospectus supplement and an accompanying prospectus under the Company’s automatic shelf registration statement on Form S-3 (Registration No. 333-150884).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
          Information with respect to directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2010 under the caption “Election of Directors,” is incorporated herein by reference.
Executive Officers
     The executive officers of the Company are:

Name	Age	Position
David R. Emery	65	Chairman of the Board & Chief Executive Officer
Scott W. Holmes	55	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	43	Executive Vice President & General Counsel
B. Douglas Whitman, II	41	Executive Vice President & Chief Operating Officer
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
          Mr. Whitman joined the Company in 1998 and has served as the Chief Operating Officer since March 1, 2007. As the Chief Operating Officer, he is responsible for overseeing property management and operations and the acquisition and development of medical office buildings and other outpatient medical facilities. Prior to joining the Company, Mr. Whitman worked for the University of Michigan Health System and HCA Inc.
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
Section 16(a) Compliance
          Information with respect to compliance with Section 16(a) of the Exchange Act, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2010 under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Stockholder Recommendation of Director Candidates
          There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2010 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is in corporated herein by reference.
Audit Committee
          Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial expert is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2010 under the caption “Committee Membership,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
          Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2010 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2010 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
          Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2010 under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance — Independence of Directors,” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2010 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          (a) Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
          (1) Financial Statements:
          The following financial statements of Healthcare Realty Trust Incorporated are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.
•	Consolidated Balance Sheets — December 31, 2009 and 2008.

•	Consolidated Statements of Income for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

•	Notes to Consolidated Financial Statements.

          (2) Financial Statement Schedules:

Schedule II	—	Valuation and Qualifying Accounts at December 31, 2009	91
Schedule III	—	Real Estate and Accumulated Depreciation at December 31, 2009	92
Schedule IV	—	Mortage Loans on Real Estate at December 31, 2009	93
          All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.
          (3) Exhibits:
Exhibit Index

Exhibit
Number		Description of Exhibits
1.1	—	Controlled Equity Offering Sales Agreement, dated as of February 22, 2010, between the Company and Cantor Fitzgerald & Co. (filed herewith)

1.2	—	Controlled Equity Offering Sales Agreement, dated as of December 31, 2008, between the Company and Cantor Fitzgerald & Co. This agreement was terminated on February 22, 2010 and superseded by Exhibit 1.1 hereto. (1)

1.3	—	Underwriting Agreement, dated as of December 1, 2009, by and among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., as representatives of the several underwriters named herein. (2)

3.1	—	Second Articles of Amendment and Restatement of the Company. (3)

3.2	—	Amended and Restated Bylaws of the Company. (4)

4.1	—	Specimen stock certificate. (3)

4.2	—	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee (as successor to the trustee named therein). (5)

4.3	—	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee (formerly First Union National Bank, as Trustee). (5)

4.4	—	Form of 8.125% Senior Note Due 2011. (5)

4.5	—	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee (formerly Wachovia Bank, National Association, as Trustee). (6)

4.6	—	Form of 5.125% Senior Note Due 2014. (6)

4.7	—	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank as trustee. (2)

4.8	—	Form of 6.50% Senior Note due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto). (2)

5	—	Opinion of Waller Lansden Dortch & Davis LLP. (filed herewith)

8	—	Tax opinion of Waller Lansden Dortch & Davis LLP. (filed herewith)

10.1	—	1995 Restricted Stock Plan for Non-Employee Directors of the Company. (7)

10.2	—	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company. (1)

10.3	—	Second Amended and Restated Executive Retirement Plan. (1)

10.4	—	Amended and Restated Retirement Plan for Outside Directors. (1)

10.5	—	2000 Employee Stock Purchase Plan. (8)

10.6	—	Dividend Reinvestment Plan, as Amended. (9)

10.7	—	Amended and Restated Employment Agreement by and between David R. Emery and the Company. (10)

10.8	—	Employment Agreement by and between John M. Bryant, Jr. and the Company. (11)

10.9	—	Employment Agreement by and between Scott W. Holmes and the Company. (12)

10.10	—	Employment Agreement by and between B. Douglas Whitman, II and the Company. (13)

10.11	—	Amended and Restated Credit Agreement, dated as of September 30, 2009, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein. (14)

10.12	—	2007 Employees Stock Incentive Plan. (15)

10.13	—	The Company’s Long-Term Incentive Program. (16)

10.14	—	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan. (17)

10.15	—	Loan Application and Commitment Letter, dated as of July 20, 2009, by the Company and Teachers Insurance and Annuity Association of America (Charlotte properties) (filed herewith). (18)

10.16	—	Loan Application and Commitment Letter, dated as of July 20, 2009, by the Company and Teachers Insurance and Annuity Association of America (Nashville properties) (filed herewith). (18)

Exhibit
Number		Description of Exhibits
10.17	—	Loan Application and Commitment Letter, dated as of July 20, 2009, by the Company and Teachers Insurance and Annuity Association of America (Dallas properties). (filed herewith) (18)

11	—	Statement re: computation of per share earnings (contained in Note 13 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 in Item 8 to this Annual Report on Form 10-K).

21	—	Subsidiaries of the Registrant. (filed herewith)

23.1	—	Consent of Waller Lansden Dortch & Davis, LLP. (included in Exhibit 5)

23.2	—	Consent of BDO Seidman, LLP, independent registered public accounting firm. (filed herewith)

31.1	—	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	—	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an exhibit to the Company’s Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 10-K filed March 1, 2007 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2009 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company’s Form 8-K filed May 21, 2007 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed December 14, 2007 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007 and hereby incorporated by reference.

(18)	Certain information has been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. The exhibit was originally filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2009. The exhibit has been revised in response to comments received from the Securities and Exchange Commission.
Executive Compensation Plans and Arrangements
          The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:
1.	1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.1)

2.	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.2)

3.	Second Amended and Restated Executive Retirement Plan (filed as Exhibit 10.3)

4.	Amended and Restated Retirement Plan for Outside Directors (filed as Exhibit 10.4)

5.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.5)

6.	Amended and Restated Employment Agreement by and between David R. Emery and the Company (filed as Exhibit 10.7)

7.	Employment Agreement by and between John M. Bryant, Jr. and the Company (filed as Exhibit 10.8)

8.	Employment Agreement by and between Scott W. Holmes and the Company (filed as Exhibit 10.9)

9.	Employment Agreement by and between B. Douglas Whitman, II and the Company (filed as Exhibit 10.10)

10.	2007 Employees Stock Incentive Plan (filed as Exhibit 10.12)

11.	The Company’s Long-Term Incentive Program (filed as Exhibit 10.13)

12.	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan (filed as Exhibit 10.14)

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 22, 2010.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ David R. Emery
David R. Emery
Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery David R. Emery	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2010

/s/ Scott W. Holmes Scott W. Holmes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2010

/s/ David L. Travis David L. Travis	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2010

/s/ Errol L. Biggs, Ph.D.	Director	February 22, 2010
Errol L. Biggs, Ph.D.

/s/ Charles Raymond Fernandez, M.D.	Director	February 22, 2010
Charles Raymond Fernandez, M.D.

/s/ Batey M. Gresham, Jr.	Director	February 22, 2010
Batey M. Gresham, Jr.

/s/ Marliese E. Mooney	Director	February 22, 2010
Marliese E. Mooney

/s/ Edwin B. Morris, III	Director	February 22, 2010
Edwin B. Morris, III

/s/ John Knox Singleton	Director	February 22, 2010
John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 22, 2010
Bruce D. Sullivan

/s/ Dan S. Wilford	Director	February 22, 2010
Dan S. Wilford

Schedule II — Valuation and Qualifying Accounts at December 31, 2009
(Dollars in thousands)

		Balance at	Additions		Uncollectible
		Beginning	Charged to Costs	Charged to Other	Accounts	Balance at End
Description		of Period	and Expenses	Accounts	Written-off	of Period
2009	Accounts and notes receivable allowance	$3,323	$517	$—	$166	$3,674

		$3,323	$517	$—	$166	$3,674

2008	Accounts and notes receivable allowance	$1,499	$1,904	$—	$80	$3,323
	Preferred stock investment reserve	1,000	—	—	1,000	—

		$2,499	$1,904	$—	$1,080	$3,323

2007	Accounts and notes receivable allowance	$2,522	$986	$—	$2,009	$1,499
	Preferred stock investment reserve	1,000	—	—	—	1,000

		$3,522	$986	$—	$2,009	$2,499

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2009

						Buildings, Improvements,
			Land			Lease Intangibles and CIP
				Cost			Cost
				Capitalized			Capitalized				(1) (4)
	Number of		Initial	Subsequent to		Initial	Subsequent to		Personal	(1) (3) (4)	Accumulated	(5)	Date
Property Type	Properties	State	Investment	Acquisition	Total	Investment	Acquisition	Total	Property	Total Assets	Depreciation	Encumbrances	Acquired	Date Constructed
Medical Office	135	AZ, CA, CO, DC, FL, GA, HI, IA, IL, IN, KS, LA, MD, MI, MO, MS, NC, NV, OR, SC, PA, TN, TX, VA, WA	$89,604	$1,674	$91,278	$1,402,292	$153,576	$1,555,868	$1,747	$1,648,893	$274,057	$130,927	1993-2009	1905 - 2009 2 Under Const. (2)
Physician Clinics	32	AL, AZ, CA, FL, GA, IA, IN, MA, TN, TX, VA	18,145	515	18,660	150,685	6,174	156,859	391	175,910	47,229	—	1993-2008	1968-2003
Ambulatory Care/Surgery	10	CA, FL, GA, IL, MO, NV, TX	17,243	434	17,677	75,123	7,740	82,863	104	100,644	32,237	13,868	1993-2001	1985-1998
Specialty Outpatient	5	AL, AR, FL, IA, VA	1,313	491	1,804	11,682	—	11,682	—	13,486	3,766	1,173	1998-2008	1986-2006
Specialty Inpatient	13	AL, AZ, CA, FL, IN, PA, TX	7,399	151	7,550	227,074	—	227,074	—	234,624	61,008	—	1994-2009	1983-2009
Other	10	AL, IN, MI, TN, VA	1,827	73	1,900	36,323	6,531	42,854	636	45,390	17,366	1,721	1993-2007	1967-1995

Total Real Estate	205		135,531	3,338	138,869	1,903,179	174,021	2,077,200	2,878	2,218,947	435,663	147,689
Land Held for Development	—		—	—	—	17,301	—	17,301	—	17,301	—	—
Corporate Property	—		—	—	—	—	—	—	14,631	14,631	6,668	—

Total Property	205		$135,531	$3,338	$138,869	$1,920,480	$174,021	$2,094,501	$17,509	$2,250,879	$442,331	$147,689

(1)	Includes six assets held for sale at December 31, 2009 of approximately $25.6 million (gross) and accumulated depreciation of $8.7 million; twelve assets at December 31, 2008 of $119.1 million (gross) and accumulated depreciation of $29.9 million; and six assets at December 31, 2007 of $25.9 million (gross) and accumulated depreciation of $10.5 million.

(2)	Development at December 31, 2009.

(3)	Total assets at December 31, 2009 have an estimated aggregate total cost of $2.1 billion for federal income tax purposes.

(4)	Depreciation is provided for on a straight-line basis on buildings and improvements over 3.0 to 39.0 years, lease intangibles over 1.3 to 93.0 years, personal property over 3.0 to 15.0 years, and land improvements over 9.5 to 15.0 years.

(5)	Includes discounts totaling $7.7 million as of December 31, 2009.

(6)	Reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2009, 2008 and 2007:

	Year to Date		Year to Date		Year to Date
	Ending 12/31/09 (1)		Ending 12/31/08 (1)		Ending 12/31/07 (1)
	Total	Accumulated	Total	Accumulated	Total	Accumulated
(Dollars in thousands)	Property	Depreciation	Property	Depreciation	Property	Depreciation
Beginning Balance	$2,120,853	$397,265	$1,722,491	$355,919	$1,928,326	$373,706
Additions during the period:
Real Estate	141,579	67,680	362,073	52,451	58,615	51,901
Corporate Property	284	784	320	651	765	184
Construction in Progress	85,120	—	74,085	—	74,955	—
Retirement/dispositions:
Real Estate	(96,954)	(23,395)	(38,103)	(11,746)	(339,060)	(69,523)
Corporate Property	(3)	(3)	(13)	(10)	(1,110)	(349)

Ending Balance	$2,250,879	$442,331	$2,120,853	$397,265	$1,722,491	$355,919

Schedule IV — Mortgage Loans on Real Estate at December 31, 2009
(Dollars in thousands)

				Periodic	Original
	Interest		Maturity	Payment	Face	Carrying
Description	Rate		Date	Terms	Amount	Amount	Balloon
Physician clinic facility located in California	8.30%		05/12/2016	(1)	$14,920	$14,920	$13,895	(4)
Physician clinic facility located in Texas	8.50%		09/01/2031	(2)	1,986	1,898	—	(5)
Medical office building located in Iowa (construction loan)	6.23	%(7)	03/31/2010	(3)	43,764	4,290	4,290	(6)
Medical office building located in Iowa	8.50%		01/01/2011	(3)	9,900	9,900	9,900	(6)

Total Mortgage Note Receivable						$31,008

(1)	Interest only until May 12, 2011, then principal and interest amortized monthly based on a 25-year amortization schedule.

(2)	Paid in monthly installments of principal and interest. Fully amortized over 300 months.

(3)	Interest only until maturity. Principal payments may be made during term without penalty with remaining principal balance due at maturity.

(4)	Prepayment of all or part of the principal, with premium, may be made anytime after May 12, 2008. The balloon amount above represents the principal amount due at maturity.

(5)	Prepayment may be made at anytime after July 5, 2010.

(6)	Prepayment may be made at anytime.

(7)	Interest rate at December 31, 2009 based on LIBOR + 6.00%.

(8)	A rollforward of Mortgage loans on real estate for the three years ended December 31, 2009:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Balance at beginning of period	$59,001	$30,117	$73,856
Additions during period:
New or acquired mortgages	9,900	7,996	14,150
Increased funding on existing mortgages	10,616	28,974	—

	20,516	36,970	14,150
Deductions during period:
Scheduled principal payments	(26)	(29)	(84)
Principal repayments and reductions (9)	(12,747)	(8,057)	(57,805)
Principal reductions due to acquisitions (10)	(35,736)	—	—

	(48,509)	(8,086)	(57,889)

Balance at end of period	$31,008	$59,001	$30,117

(9)	Principal repayments for the years ended December 31, 2009, 2008 and 2007 includes unscheduled principal reductions on mortgage notes of $0.1 million, $5.6 million and $0.9 million, respectively.

(10)	During 2009, a consolidated joint venture, in which the Company owns an 80% controlling interest, purchased three medical office buildings located in Iowa. The noncontrolling interest holder constructed the medical office buildings which were funded by the Company through a construction loan. Upon acquisition of the buildings by the joint venture, the construction loan was partially converted to additional equity investment in the joint venture by the Company with the amount remaining converting to a permanent mortgage note payable to the Company, which is eliminated in consolidation in the Company’s Consolidated Financial Statements.