Form 10-Q
period 2010-03-31
HEALTHCARE REALTY TRUST INC
filed 2010-05-10
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
Yes ☐ No ☑
As of April 30, 2010, 62,294,313 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS

Real estate properties:
Land	$137,601	$135,495
Buildings, improvements and lease intangibles	1,997,239	1,977,264
Personal property	17,868	17,509
Construction in progress	107,691	95,059

	2,260,399	2,225,327
Less accumulated depreciation	(451,452)	(433,634)

Total real estate properties, net	1,808,947	1,791,693
Cash and cash equivalents	11,045	5,851
Mortgage notes receivable	22,632	31,008
Assets held for sale and discontinued operations, net	1,553	17,745
Other assets, net	88,525	89,467

Total assets	$1,932,702	$1,935,764

LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,035,059	$1,046,422
Accounts payable and accrued liabilities	58,815	55,043
Liabilities of discontinued operations	904	251
Other liabilities	45,233	43,900

Total liabilities	1,140,011	1,145,616
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 61,398,542 and 60,614,931 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	614	606
Additional paid-in capital	1,536,683	1,520,893
Accumulated other comprehensive loss	(4,593)	(4,593)
Cumulative net income attributable to common stockholders	792,559	787,965
Cumulative dividends	(1,536,522)	(1,518,105)

Total stockholders’ equity	788,741	786,766
Noncontrolling interests	3,950	3,382

Total equity	792,691	790,148

Total liabilities and equity	$1,932,702	$1,935,764

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands, except per share data)
(Unaudited)

	2010	2009
REVENUES
Master lease rent	$15,022	$14,808
Property operating	46,146	42,905
Straight-line rent	584	382
Mortgage interest	638	489
Other operating	2,170	3,509

	64,560	62,093

EXPENSES
General and administrative	4,731	6,966
Property operating	24,675	23,358
Bad debt, net	(199)	435
Depreciation	16,591	15,162
Amortization	1,301	1,481

	47,099	47,402

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(480)	—
Re-measurement gain of equity interest upon acquisition	—	2,701
Interest expense	(16,310)	(10,010)
Interest and other income, net	476	154

	(16,314)	(7,155)

INCOME FROM CONTINUING OPERATIONS	1,147	7,536

DISCONTINUED OPERATIONS
Income from discontinued operations	815	757
Impairment	—	(22)
Gain on sales of real estate properties	2,696	12,609

INCOME FROM DISCONTINUED OPERATIONS	3,511	13,344

NET INCOME	4,658	20,880

Less: Net income attributable to noncontrolling interests	(64)	(15)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,594	$20,865

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.02	$0.13
Discontinued operations	0.06	0.23

Net income attributable to common stockholders	$0.08	$0.36

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.02	$0.13
Discontinued operations	0.06	0.22

Net income attributable to common stockholders	$0.08	$0.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	59,961,455	58,130,574

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	60,969,730	58,847,384

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.300	$0.385

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income	$4,658	$20,880
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,848	17,680
Stock-based compensation	754	1,288
Straight-line rent receivable	(584)	(353)
Straight-line rent liability	103	113
Gain on sales of real estate properties	(2,696)	(12,609)
Loss on extinguishment of debt	480	—
Re-measurement gain of equity interest upon acquisition	—	(2,701)
Impairments	—	22
Provision for bad debt, net	(199)	437
State income taxes paid, net of refunds	(6)	53
Payment of partial pension settlement	—	(2,300)
Changes in operating assets and liabilities:
Other assets	488	1,201
Accounts payable and accrued liabilities	5,058	1,090
Other liabilities	1,433	2,727

Net cash provided by operating activities	28,337	27,528

INVESTING ACTIVITIES
Acquisition and development of real estate properties	(25,268)	(33,076)
Funding of mortgages and notes receivable	(2,090)	(3,451)
Proceeds from sales of real estate	19,588	63,907
Proceeds from mortgages and notes receivable repayments	36	38

Net cash provided by (used in) investing activities	(7,734)	27,418

FINANCING ACTIVITIES
Net repayments on unsecured credit facilities	(3,000)	(4,000)
Repayments on notes and bonds payable	(524)	(20,548)
Repurchase of notes payable	(8,556)	—
Quarterly dividends paid	(18,417)	(22,829)
Proceeds from issuance of common stock	15,044	183
Capital contributions received from noncontrolling interests	633	529
Distributions to noncontrolling interest holders	(115)	(43)
Debt issuance costs	(474)	—

Net cash used in financing activities	(15,409)	(46,708)

Increase in cash and cash equivalents	5,194	8,238
Cash and cash equivalents, beginning of period	5,851	4,138

Cash and cash equivalents, end of period	$11,045	$12,376

Supplemental Cash Flow Information:
Interest paid	$3,238	$3,101
Capitalized interest	$2,197	$2,145
Invoices accrued for construction, tenant improvement and other capitalized costs	$15,052	$15,764
Mortgage notes payable assumed upon acquisition of a joint venture interest (adjusted to fair value)	$—	$11,716
Mortgage note payable disposed of upon sale of joint venture interest	$—	$5,425
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
          Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.3 billion in 205 real estate properties and mortgages as of March 31, 2010, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 200 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 28 states, totaling approximately 12.4 million square feet. As of March 31, 2010, the Company provided property management services to approximately 9.3 million square feet nationwide.
Principles of Consolidation
          The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, partnerships, and a joint venture where the Company controls the operating activities.
           The Company’s investment in its unconsolidated joint venture is included in other assets and the related income is recognized in other income (expense) on the Company’s Condensed Consolidated Financial Statements. The Company also consolidates one joint venture in which it has an 80% controlling interest. Included in the Company’s Condensed Consolidated Financial Statements related to this consolidated joint venture was approximately $95.4 million in real estate investments, including mortgage notes receivable, at March 31, 2010. The Company reports non-controlling interests as equity and reports the related net income attributable to the non-controlling interests as part of consolidated net income in its financial statements.
          The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation.
          This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2010 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends and uncertainties.
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
Revenue Recognition
          The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must be met before a Company may recognize revenue, including persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectibility is reasonably assured. Income received but not yet earned is deferred until such time it is earned. Deferred revenue is included in other liabilities on the Company’s Condensed Consolidated Balance Sheets.
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
     Rental Income
          Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company’s lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index (“CPI”). The Company’s multi-tenant office lease arrangements also generally allow for operating expense recoveries which the Company calculates and bills to its tenants. Rental income from properties under master lease arrangements with tenants is included in master lease rent, and rental income from properties with multi-tenant office lease arrangements is included in property operating income on the Company’s Condensed Consolidated Statements of Income.
     Interest Income
          Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortization period specific to each note.
     Property Operating Income
          As of March 31, 2010, the Company had eight real estate properties subject to property operating agreements that obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to the Company for the shortfall under the terms of these agreements. The Company recognizes the shortfall income in other operating income on the Company’s Condensed Consolidated Statements of Income.
Accumulated Other Comprehensive Loss
          A company must include certain items in comprehensive income (loss), such as foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains or losses on available-for-sale securities. The Company’s accumulated other comprehensive loss includes pension liability adjustments, which are generally recognized in the fourth quarter of each year. As such, the Company’s total comprehensive income for the three months ended March 31, 2010 and 2009 was the same as net income.

Income Taxes
          The Company intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for federal income taxes. The Company must distribute at least 90% per annum of its real estate investment trust taxable income to its stockholders and meet other requirements to continue to qualify as a real estate investment trust.
          The Company must pay certain state income taxes which are generally included in general and administrative expense on the Company’s Condensed Consolidated Statements of Income.
          The Company classifies interest and penalties related to uncertain tax positions, if any, in its Condensed Consolidated Financial Statements as a component of general and administrative expense.
Incentive Plans
          The Company has various outstanding employee and non-employee stock-based awards, including restricted stock issued under its incentive plans, and options granted to employees pursuant to its employee stock purchase plan. The Company recognizes compensation expense for these awards based on the grant date fair value of the awards over the requisite service period.
Accounting for Defined Benefit Pension Plans
          The Company has a pension plan under which certain designated employees may receive benefits upon retirement and the completion of five years of service with the Company. The plan is unfunded and benefits will be paid from earnings of the Company. The Company recognizes pension expense on an accrual basis over an estimated service period. The Company calculates pension expense and the corresponding liability annually on the measurement date (December 31) which requires certain assumptions, such as a discount rate and the recognition of actuarial gains and losses.
          The Company also had a pension plan under which the Company’s non-employee directors would receive retirement benefits upon normal retirement (defined to be when the director reached age 65 and had completed at least five years of service or when the director reached age 60 and had completed at least 15 years of service). The Company terminated the pension plan for these directors in November 2009. As a result, the Company will make lump sum payments totaling approximately $2.6 million in November 2010, or earlier upon retirement, to the eight non-employee directors who participated in the plan.
Operating Leases
          As described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company is obligated under operating lease agreements consisting primarily of its corporate office lease and various ground leases related to the Company’s real estate investments where the Company is the lessee.
Discontinued Operations and Assets Held for Sale
          The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Income. A company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets classified as held for sale on the Company’s Condensed Consolidated Balance Sheets are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Company’s Condensed Consolidated Statements of Income. As of March 31, 2010, the Company had one real estate property classified as held for sale.
Land Held for Development
          Land held for development, which is included in construction in progress on the Company’s Condensed Consolidated Balance Sheets, includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. See Note 6 for a detail of the Company’s land held for development.

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
     The Company also capitalizes direct construction and development costs to a real estate property that is under construction and substantive activities are ongoing to prepare the asset for its intended use. The Company considers a building as substantively complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred.

Note 2. Real Estate and Mortgage Notes Receivable Investments
          The Company had investments of approximately $2.3 billion in 205 real estate properties and mortgage notes receivable as of March 31, 2010, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 200 owned real estate properties, excluding assets classified as held for sale, are located in 28 states and comprise approximately 12.4 million total square feet. The table below details the Company’s investments.

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%
Owned properties:
Master leases
Medical office	18	$175,542	7.7%	903	7.3%
Physician clinics	16	123,649	5.4%	688	5.5%
Ambulatory care/surgery	5	33,351	1.4%	133	1.1%
Specialty outpatient	3	8,263	0.3%	37	0.3%
Specialty inpatient	13	234,623	10.3%	916	7.4%
Other	10	45,470	2.0%	498	4.0%

	65	620,898	27.1%	3,175	25.6%

Property operating agreements
Medical office	8	83,923	3.7%	621	5.0%

	8	83,923	3.7%	621	5.0%

Multi-tenanted with occupancy leases
Medical office	95	1,143,789	50.1%	6,802	54.8%
Medical office - stabilization in progress	8	166,018	7.2%	823	6.6%
Medical office - construction in progress	2	90,390	4.0%	339	2.7%
Physician clinics	15	50,743	2.2%	331	2.7%
Ambulatory care/surgery	5	67,400	3.0%	303	2.4%
Specialty outpatient	2	5,221	0.2%	22	0.2%

	127	1,523,561	66.7%	8,620	69.4%

Land held for development	—	17,301	0.8%	—	—
Corporate property	—	14,716	0.6%	—	—

	—	32,017	1.4%	—	—

Total owned properties	200	2,260,399	98.9%	12,416	100.0%

Mortgage loans:
Medical office	2	5,821	0.3%	—	—
Physician clinics	2	16,811	0.7%	—	—

	4	22,632	1.0%	—	—
Unconsolidated joint venture:
Other	1	1,266	0.1%	—	—

	1	1,266	0.1%	—	—

Total real estate investments	205	$2,284,297	100.0%	12,416	100.0%

Note 3. Acquisitions and Dispositions
Asset Acquisitions
     During the first quarter of 2010, the Company acquired, through a consolidated joint venture, a 68,534 square foot medical office building in Iowa for $13.8 million from the joint venture’s non-controlling interest holder. The Company had provided $9.9 million in mortgage financing on the building prior to acquisition by the joint venture. Upon acquisition, this mortgage financing was refinanced with a permanent mortgage note payable to the Company which is eliminated in consolidation.
     Also, during the first quarter of 2010, the Company began funding the construction of a medical office building in Iowa (by its consolidated joint venture partner) through a construction loan totaling $2.7 million. At March 31, 2010, the Company had funded approximately $1.5 million of the loan. The Company anticipates that the loan balance will be repaid in full during 2010 upon completion of construction.
Asset Dispositions
     In January 2010, pursuant to purchase options exercised by an operator, the Company disposed of five properties in Virginia in which the Company had an aggregate net investment of approximately $16.0 million. The Company received approximately $19.2 million in net proceeds and $0.8 million in lease termination fees. The Company recognized a gain on sale of approximately $2.7 million, net of approximately $0.5 million of straight-line rent receivables written-off.
     In April 2010, the Company sold a 14,563 square foot specialty outpatient facility in Florida for $4.0 million in net cash proceeds. The Company’s aggregate investment in the building was approximately $3.4 million ($2.4 million, net) at March 31, 2010. The Company expects to recognize a gain on sale of approximately $1.5 million, net of closing costs.
Discontinued Operations and Assets Held for Sale
     The tables below detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Income and included in assets and liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheets. At March 31, 2010 and December 31, 2009, the Company had one and six properties, respectively, classified as held for sale. Five of the properties held for sale at December 31, 2009 were sold in January 2010.

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Balance Sheet data (as of the period ended):
Land	$587	$3,374
Buildings, improvements and lease intangibles	1,021	22,178

	1,608	25,552
Accumulated depreciation	(708)	(8,697)

Assets held for sale, net	900	16,855

Other assets, net (including receivables)	653	890

Assets of discontinued operations, net	653	890

Assets held for sale and discontinued operations, net	$1,553	$17,745

Accounts payable and accrued liabilities	$3	$—
Other liabilities	901	251

Liabilities of discontinued operations	$904	$251

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2010	2009
Statements of Income data (for the period ended):
Revenues
Master lease rent	$898	$1,493
Property operating	—	826
Straight-line rent	—	(29)
Other operating	—	216

	898	2,506

Expenses
Property operating	84	637
Other operating	—	(9)
Bad debt, net	—	2
Depreciation	—	591

	84	1,221

Other Income (Expense)
Interest expense	—	(527)
Interest and other income, net	1	(1)

	1	(528)

Discontinued Operations
Income from discontinued operations	815	757
Impairment	—	(22)
Gain on sales of real estate properties	2,696	12,609

Income from Discontinued Operations	$3,511	$13,344

Income from Discontinued Operations per common share — basic	$0.06	$0.23

Income from Discontinued Operations per common share — diluted	$0.06	$0.22

Note 4. Notes and Bonds Payable
          The table below details the Company’s notes and bonds payable as of March 31, 2010 and December 31, 2009.

	March 31,	Dec. 31,	Maturity	Contractual	Principal	Interest
(Dollars in thousands)	2010	2009	Dates	Interest Rates	Payments	Payments
Unsecured Credit Facility due 2012	$47,000	$50,000	9/12	LIBOR + 2.80%	At maturity	Quarterly
Senior Notes due 2011, including premium	278,504	286,655	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	264,124	264,090	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017, net of discount	298,044	297,988	1/17	6.500%	At maturity	Semi-Annual
Mortgage notes payable, net of discounts	147,387	147,689	5/11-10/30	5.00%-7.625%	Monthly	Monthly

	$1,035,059	$1,046,422

          The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth (as defined in the agreement) and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2010, the Company was in compliance with the financial covenant provisions under its various debt instruments.
Unsecured Credit Facility due 2012
          On September 30, 2009, the Company entered into an amended and restated $550.0 million unsecured credit facility (the “Unsecured Credit Facility”) that matures on September 30, 2012 with a syndicate of 16 lenders. Amounts outstanding under the Unsecured Credit Facility will bear interest at a rate equal to (x) LIBOR or the base rate (defined as the highest of (i) the Federal Funds Rate plus 0.5%; (ii) the Bank of America prime rate and (iii) LIBOR) plus (y) a margin ranging from 2.15% to 3.20% (currently 2.80%) for LIBOR-based loans and 0.90% to 1.95% for base rate loans (currently

1.55%), based upon the Company’s unsecured debt ratings. In addition, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee is 0.40% per annum, unless the Company’s credit rating falls below a BBB-/Baa3, at which point the facility fee would be 0.50%. At March 31, 2010, the Company had $47.0 million outstanding under the facility with a weighted average interest rate of approximately 3.04% and had borrowing capacity remaining, under its financial covenants, of approximately $503.0 million.
Senior Notes due 2011
          In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125% per annum, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. The original discount is combined with the premium resulting from the termination of interest rate swaps in 2006 that were entered into to offset changes in the fair value of $125.0 million of the notes. The net premium is combined with the principal balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets and is being amortized against interest expense over the remaining term of the notes. Also, during 2010 and 2008, the Company repurchased $8.1 million and $13.7 million, respectively, of the Senior Notes due 2011 and amortized a pro-rata portion of the premium. The Company recognized an expense of approximately $0.5 million related to its 2010 repurchases, which will be offset by interest savings over the remaining term of the Senior Notes due 2011. At March 31, 2010, the Senior Notes due 2011 yielded an effective interest rate of 7.896%. The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Senior Notes due 2011 face value	$278,221	$286,300
Unamortized net gain (net of discount)	283	355

Senior Notes due 2011 carrying amount	$278,504	$286,655

Senior Notes due 2014
          In 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125% per annum, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding an effective interest rate of 5.19% per annum. During 2008, the Company repurchased approximately $35.3 million of the Senior Notes due 2014 and amortized a pro-rata portion of the discount. At March 31, 2010, the Senior Notes due 2014 yielded an effective interest rate of 5.190%. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(613)	(647)

Senior Notes due 2014 carrying amount	$264,124	$264,090

Senior Notes due 2017
          On December 4, 2009, the Company publicly issued $300.0 million of unsecured senior notes due 2017 (the “Senior Notes due 2017”). The Senior Notes due 2017 bear interest at 6.50% per annum, payable semi-annually on January 17 and July 17, and are due on January 17, 2017, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.0 million, yielding an effective interest rate of 6.618% per annum. The following table reconciles the balance of the Senior Notes due 2017 on the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,956)	(2,012)

Senior Notes due 2017 carrying amount	$298,044	$297,988

Mortgage Notes Payable
          The following table details the Company’s mortgage notes payable, with related collateral, at March 31, 2010.

						Investment in
		Effective		Number		Collateral at	Balance at
	Original	Interest	Maturity	of Notes		March 31,	March 31,	Dec. 31,
(Dollars in millions)	Balance	Rate (10)	Date	Payable (11)	Collateral (12)	2010	2010	2009
Life Insurance Co. (1)	$4.7	7.765%	1/17	1	MOB	$11.4	$2.4	$2.5
Commercial Bank (2)	1.8	5.550%	10/30	1	OTH	7.8	1.7	1.7
Life Insurance Co. (3)	15.1	5.490%	1/16	1	ASC	32.5	13.8	13.9
Commercial Bank (4)	17.4	6.480%	5/15	1	MOB	19.9	14.4	14.4
Commercial Bank (5)	12.0	6.110%	7/15	1	2 MOBs	19.5	9.7	9.7
Commercial Bank (6)	15.2	7.650%	7/20	1	MOB	20.2	12.8	12.8
Life Insurance Co. (7)	1.5	6.810%	7/16	1	SOP	2.2	1.2	1.2
Commercial Bank (8)	12.8	6.430%	2/21	1	MOB	20.5	11.6	11.6
Investment Fund (9)	80.0	7.250%	12/16	1	15 MOBs	153.1	79.8	79.9

				9		$287.1	$147.4	$147.7

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(3)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.7 million discount which is included in the balance above.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.1 million discount which is included in the balance above.

(6)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on a 11-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.4 million discount which is included in the balance above.

(7)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $0.2 million discount which is included in the balance above.

(8)	Payable in monthly installments of principal and interest based on a 12-year amortization with the final payment due at maturity. The Company acquired this mortgage note during 2009 and recorded the note at its fair value, resulting in a $1.0 million discount which is included in the balance above.

(9)	Payable in monthly installments of principal and interest based on a 30-year amortization with a 7-year initial term (maturity 12/01/16) and the option to extend the initial term for two, one-year floating rate extension terms.

(10)	The contractual interest rates ranged from 5.00% to 7.625% at March 31, 2010.

(11)	Number of mortgage notes payable outstanding at March 31, 2010.

(12)	MOB-Medical office building; ASC-Ambulatory care/surgery; SOP-Specialty outpatient; OTH-Other.
Long-Term Debt Maturities
          Future maturities of the Company’s notes and bonds payable as of March 31, 2010 were as follows:

			Total
	Principal	Net Accretion/	Notes and
(Dollars in thousands)	Maturities	Amortization (2)	Bonds Payable	%
2010	$1,791	$(751)	$1,040	0.1%
2011	280,759	(1,261)	279,498	27.0%
2012 (1)	49,701	(1,433)	48,268	4.7%
2013	2,884	(1,519)	1,365	0.1%
2014	267,811	(1,497)	266,314	25.7%
2015 and thereafter	441,842	(3,268)	438,574	42.4%

	$1,044,788	$(9,729)	$1,035,059	100.0%

(1)	Includes $47.0 million outstanding on the Unsecured Credit Facility.

(2)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2011, Senior Notes due 2014, and Senior Notes due 2017 and discount accretion related to five mortgage notes payable.

Note 5. Other Assets
     Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, and receivables. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	March 31,	December 31,
(Dollars in millions)	2010	2009

Straight-line rent receivables	$25.8	$25.2
Prepaid assets	24.1	24.7
Above-market intangible assets, net	12.1	12.0
Deferred financing costs, net	11.1	12.1
Accounts receivable	7.3	9.0
Notes receivable	3.8	3.3
Goodwill	3.5	3.5
Investment in joint venture — cost method	1.3	1.3
Customer relationship intangible assets, net	1.2	1.2
Allowance for uncollectible accounts	(2.9)	(3.7)
Other	1.2	0.9

	$88.5	$89.5

Equity investment in joint ventures
     At March 31, 2010 and December 31, 2009, the Company had an investment in one unconsolidated joint venture, which the Company accounts for under the cost method. The joint venture, which invests in real estate properties, is included in other assets on the Company’s Condensed Consolidated Balance Sheet, and the related distributions received are included in interest and other income, net on the Company’s Condensed Consolidated Statements of Income.
     The table below details the Company’s investment in its unconsolidated joint ventures.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Net joint venture investments, beginning of period	$1,266	$2,784
Equity in losses recognized during the period	—	(2)
Acquisition of remaining equity interest in a joint venture	—	(1,700)
Additional investment in a joint venture	—	184

Net joint venture investments, end of period	$1,266	$1,266

Note 6. Commitments and Contingencies
Construction in Progress
     As of March 31, 2010, the Company had two medical office buildings under construction with estimated completion dates in the second quarter of 2010 and the third quarter of 2011. The table below details the Company’s construction in progress and land held for development as of March 31, 2010. The information included in the table below represents management’s estimates and expectations at March 31, 2010 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	March 31,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2010	Funding	Investment
(Dollars in thousands)
Under construction:
Hawaii	2Q 2010	MOB	1	133,000	$72,514	$13,486	$86,000
Washington	3Q 2011	MOB	1	206,000	17,876	74,324	92,200

Land held for development:
Texas			—		9,184
Texas			—		8,117

			2	339,000	$107,691	$87,810	$178,200

(1)	MOB-Medical office building.
Other Construction
     The Company had first-generation tenant improvement budgeted amounts remaining as of March 31, 2010 of approximately $29.6 million related to properties that were developed by the Company.
Legal Proceedings
     The Company and two affiliates, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc. are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs allege that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and seek a refund of such overpayments. Plaintiffs have not specified their damages in the complaint, but based on written discovery responses, the Company estimates the plaintiffs are seeking up to $2.0 million, plus pre-judgment and post-judgment interest. The two leases were terminated by agreement with the plaintiffs in 2003. The Company denies that it is liable to the plaintiffs for any refund of rent paid and will continue to defend the case vigorously. A trial date has not yet been set.
     The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position or results of operations.
Note 7. Stockholders’ Equity
     The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to the non-controlling interests:

			Accumulated
		Additional	Other	Cumulative		Total	Non-
(Dollars in thousands,	Common	Paid-In	Comprehensive	Net	Cumulative	Stockholders’	controlling	Total
except per share data)	Stock	Capital	Loss	Income	Dividends	Equity	Interests	Equity

Balance at Dec. 31, 2009	$606	$1,520,893	$(4,593)	$787,965	$(1,518,105)	$786,766	$3,382	$790,148
Issuance of common stock	7	15,037	—	—	—	15,044	—	15,044
Stock-based compensation	1	753	—	—	—	754	—	754
Net income	—	—	—	4,594	—	4,594	64	4,658
Other comprehensive income	—	—	—	—	—	—	—	—

Comprehensive income								4,658
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(18,417)	(18,417)	—	(18,417)
Distributions to noncontrolling interests	—	—	—	—	—	—	(129)	(129)
Proceeds from noncontrolling interests	—	—	—	—	—	—	633	633

Balance at Mar. 31, 2010	$614	$1,536,683	$(4,593)	$792,559	$(1,536,522)	$788,741	$3,950	$792,691

Common Stock

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2010	2009
Balance, beginning of period	60,614,931	59,246,284
Issuance of stock	706,880	1,244,914
Restricted stock-based awards, net of forfeitures	76,731	123,733

Balance, end of period	61,398,542	60,614,931

At-The-Market Equity Offering Program
     In February 2010, the Company entered into a sales agreement with an investment bank to sell up to 5,000,000 shares of its common stock through an at-the-market equity offering program. This sales agreement superseded the sales agreement signed with the investment bank in 2008. The Company may sell shares of its common stock from time to time through the at-the-market equity offering program under which the investment bank will act as agent and/or principal.
     In the first quarter of 2010, the Company sold 698,700 shares of common stock through its at-the-market equity offering program, generating approximately $14.9 million in net proceeds.
     In the second quarter of 2010, through May 10, 2010, the date of this filing, the Company has sold an additional 1,615,500 shares of common stock, generating approximately $38.4 million in net proceeds.
     The proceeds from these sales are generally used to fund the Company’s development activities and are temporarily used to repay balances outstanding under the Unsecured Credit Facility.
Common Stock Dividends
     During the first quarter of 2010, the Company declared and paid a quarterly common stock dividend in the amount of $0.30 per share.
     In May 2010, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on June 3, 2010 to stockholders of record on May 20, 2010.

Earnings per share
     The table below sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2010	2009

Weighted average Common Shares
Weighted average Common Shares outstanding	61,266,352	59,294,999
Unvested restricted stock	(1,304,897)	(1,164,425)

Weighted average Common Shares Outstanding — Basic	59,961,455	58,130,574

Weighted average Common Shares — Basic	59,961,455	58,130,574
Dilutive effect of restricted stock	940,597	647,429
Dilutive effect of employee stock purchase plan	67,678	69,381

Weighted average Common Shares Outstanding — Diluted	60,969,730	58,847,384

Net income
Income from continuing operations	$1,147	$7,536
Noncontrolling interests’ share in earnings	(64)	(15)

Income from continuing operations attributable to common stockholders	1,083	7,521
Discontinued operations	3,511	13,344

Net income attributable to common stockholders	$4,594	$20,865

Basic Earnings Per Common Share
Income from continuing operations	$0.02	$0.13
Discontinued operations	0.06	0.23

Net income attributable to common stockholders	$0.08	$0.36

Diluted Earnings Per Common Share
Income from continuing operations	$0.02	$0.13
Discontinued operations	0.06	0.22

Net income attributable to common stockholders	$0.08	$0.35

Incentive Plans
     The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include restricted stock issued to employees and the Company’s directors and options granted to employees pursuant to its employee stock purchase plan.
     On May 4, 2010, the Company adopted a restricted stock program for non-employee directors under its 2007 Employees Stock Incentive Plan (the “2007 Plan”). The program sets forth terms and provisions for restricted stock grants made to non-employee directors under the 2007 Plan. No additional shares were authorized for issuance as a result of the adoption of this program nor were any new classes of participants added to the 2007 Plan. Consistent with prior policy, the annual restricted stock grant to each non-employee director is expected to be equal to $76,000.
     Under the Company’s employee stock purchase plan, in January of each year each eligible employee is able to purchase up to $25,000 of Common Stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the employee stock purchase plan expire if not exercised 27 months after each such option’s date of grant. The Company recorded approximately $194,000 to general and administrative expenses during the first quarter of 2010 relating to the annual grant of options to its employees under the employee stock purchase plan. On April 1, 2010, 136,536 options that had not been exercised expired.
     A summary of the activity under the employee stock purchase plan for the three months ended March 31, 2010 and 2009 is included in the table below.

	Three Months Ended
	March 31,
	2010	2009

Outstanding and exercisable, beginning of period	335,608	250,868
Granted	256,080	219,184
Exercised	(3,368)	(3,848)
Forfeited	(11,660)	(5,171)

Outstanding and exercisable, end of period	576,660	461,033

Note 8. Defined Benefit Pension Plans
     The Company has an Executive Retirement Plan under which three of the Company’s founding officers may receive certain benefits upon retirement. The plan is unfunded, and benefits will be paid from earnings of the Company. In 2008, the Company froze the maximum annual benefits payable under the Executive Retirement Plan at $896,000 which resulted in a curtailment of benefits for the Company’s chief executive officer. In consideration of the curtailment and as partial settlement of benefits, the Company made a one-time cash payment of $2.3 million to its chief executive officer in January 2009. As of March 31, 2010, only the Company’s chief executive officer was eligible to retire under the Executive Retirement Plan.
     The Company also had a retirement plan for its non-employee directors which was terminated in November 2009. As a result, accumulated benefits due, aggregating approximately $2.6 million, will be paid out in lump sum to each non-employee director in November 2010, or earlier upon retirement.
     Net periodic benefit cost recorded related to the Company’s pension plans for the three months ended March 31, 2010 and 2009 is detailed in the following table.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Service costs	$13	$77
Interest costs	242	234
Effect of settlement	—	171
Amortization of net gain/loss	187	1,017

Total recognized in net periodic benefit cost	$442	$1,499

Note 9. Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Property operating agreement guaranty revenue	$1,892	$2,654
Interest income on notes receivable	173	125
Management fee income	45	45
Replacement rent	7	625
Other	53	60

	$2,170	$3,509

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
     The following table reconciles the Company’s consolidated net income to taxable income for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Net income attributable to common stockholders	$4,594	$20,865
Reconciling items to taxable income:
Depreciation and amortization	5,052	4,360
Gain/loss on disposition of depreciable assets	6,275	5,589
Straight-line rent	(481)	(240)
Receivable allowances	(655)	489
Stock-based compensation	1,175	1,541
Other	725	1,503

Taxable income (1)	$16,685	$34,107

Dividends paid	$18,417	$22,829

(1)	Before REIT dividend paid deduction.
State Income Taxes
     State income tax expense and state income tax payments for the three months ended March 31, 2010 and 2009 are detailed in the table below.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

State income tax expense:
Texas gross margins tax	$111	$116
Other	48	42

Total state income tax expense	$159	$158

State income tax payments, net of refunds	$(6)	$53

     The Texas gross margins tax is a tax on gross receipts from operations in Texas. It is the Company’s understanding that the Securities and Exchange Commission views this tax as an income tax. As such, the Company has disclosed the gross margins tax in the table above.
Note 11. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of March 31, 2010 and December 31, 2009 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated either based on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	value	value	value	value

Notes and bonds payable	$1,035.1	$1,092.4	$1,046.4	$1,088.6
Mortgage notes receivable	$22.6	$21.8	$31.0	$30.8
Notes receivable, net of allowances	$3.8	$3.8	$3.3	$3.3
Note 12. Subsequent Event
     On May 1 and 2, 2010, the greater middle Tennessee area experienced a series of severe storms resulting in widespread flooding and property damage. Based on assessments as of May 10, 2010, the date of this filing, the Company does not believe any of its properties in the affected areas sustained any structural damage.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Disclosure Regarding Forward-Looking Statements
     This report and other materials Healthcare Realty Trust Incorporated (the “Company”) has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that could significantly affect the Company’s current plans and expectations and future financial condition and results.
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
     For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2009.
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
Executive Overview
     During the first quarter of 2010, the Company acquired a 68,534 square foot medical office building in Iowa through a joint venture for $13.8 million and disposed of five properties in Virginia for approximately $19.2 million in net proceeds. Also, during the first quarter of 2010, construction on two medical office buildings continued with aggregate budgets of approximately $178.2 million.
     The first quarter of 2010 was also the first period that reflects a full quarter of interest expense following the issuance of the unsecured senior notes due 2017 (the “Senior Notes due 2017”), $80 million of mortgage debt entered into during the fourth quarter of 2009, and the effectiveness of the Company’s unsecured credit facility (the “Unsecured Credit Facility”) on September 30, 2009.
     At March 31, 2010, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 46.0%, with no significant maturities until 2011. The Company had borrowings outstanding under the Unsecured Credit Facility totaling $47.0 million at March 31, 2010, with a capacity remaining under its financial covenants of $503.0 million.

Trends and Matters Impacting Operating Results
     Management monitors factors and trends important to the Company and the REIT industry in order to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, below are some of the factors and trends that management believes may impact future operations of the Company.
Cost of Capital
     During 2009, the Company refinanced its Unsecured Credit Facility and repaid most of the outstanding balance on the facility with proceeds from the issuance of the Senior Notes due 2017 and $80.0 million of mortgage debt. These three new debt instruments bear interest at rates that are higher than the Company’s previous borrowing rates as a result of increases in the market rates for such financings. As such, the additional interest expense incurred will have a negative impact on the Company’s net income attributable to common stockholders, funds from operations, and cash flows.
Acquisitions
     During the first quarter of 2010, the Company acquired, through a consolidated joint venture, a 68,534 square foot medical office building in Iowa for $13.8 million.
Dispositions
     During the first quarter of 2010, pursuant to purchase options exercised by an operator, the Company disposed of five medical office buildings in Virginia for approximately $19.2 million in net proceeds and $0.8 million in lease termination fees.
Development Activity
     At March 31, 2010, the Company had two construction projects underway. The Company expects completion of the core and shell of one of the projects, with a budget totaling approximately $86.0 million, during the second quarter of 2010 and expects completion of the second project with a budget of approximately $92.2 million during the third quarter of 2011.
     In addition to the projects currently under construction, the Company continues to finance the development of a six-facility outpatient campus with a budget totaling approximately $72.0 million. At March 31, 2010, the Company had funded $56.4 million towards the project. Construction of the remaining two buildings has not yet begun, but the Company expects to fund the remaining $15.6 million during 2010 and 2011. The Company, through its consolidated joint venture, acquired three of the buildings and the fourth building was sold to a third party during 2009. The Company’s consolidated joint venture will have an option to purchase the two remaining buildings at a fair value market price upon completion and full occupancy.
Expiring Leases
     Master leases on seven of the Company’s properties will expire during 2010. The Company has extended the master lease on one of these properties. For the remaining six properties, the Company expects that it will not renew the master leases but will assume all sub-tenant leases in the buildings and will manage the operations of those buildings.
     The Company also has 331 leases in its multi-tenanted buildings set to expire during 2010, with each tenant lessee occupying an average of approximately 3,088 square feet. Management expects that the majority of the leases will renew at favorable rates.

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
     FFO for the three months ended March 31, 2010 was impacted unfavorably by higher interest expense recognized due to the refinancing of the Unsecured Credit Facility, the issuance of the Senior Notes due 2017, and $80.0 million of mortgage debt entered into during the third and fourth quarters of 2009. As a result, interest expense for the three months ended March 31, 2010 as compared to the same period in 2009 was approximately $6.3 million higher, or $0.10 per diluted common share. Also, FFO for the three months ended March 31, 2009 was impacted favorably by a re-measurement gain of $2.7 million, or $0.05 per diluted common share, recognized in connection with the acquisition of the remaining interests in a joint venture during the first quarter of 2009.
     The table below reconciles FFO to net income for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2010	2009

Net Income Attributable to Common Stockholders	$4,594	$20,865

Gain on sales of real estate properties	(2,696)	(12,609)
Real estate depreciation and amortization	17,333	16,883

Total adjustments	14,637	4,274

Funds from Operations	$19,231	$25,139

Funds from Operations per Common Share — Basic	$0.32	$0.43

Funds from Operations per Common Share — Diluted	$0.32	$0.43

Weighted Average Common Shares Outstanding — Basic	59,961,455	58,130,574

Weighted Average Common Shares Outstanding — Diluted	60,969,730	58,847,384

Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Income from continuing operations and net income attributable to common stockholders for the three months ended March 31, 2010 compared to the same period in 2009 was significantly impacted by higher interest expense resulting from the Company’s debt financing activities in the third and fourth quarters of 2009 and the gains on sales of real estate properties recognized in the first quarter of 2009.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2010	2009	$	%

REVENUES
Master lease rent	$15,022	$14,808	$214	1.4%
Property operating	46,146	42,905	3,241	7.6%
Straight-line rent	584	382	202	52.9%
Mortgage interest	638	489	149	30.5%
Other operating	2,170	3,509	(1,339)	-38.2%

	64,560	62,093	2,467	4.0%

EXPENSES
General and administrative	4,731	6,966	(2,235)	-32.1%
Property operating	24,675	23,358	1,317	5.6%
Bad debt, net	(199)	435	(634)	-145.7%
Depreciation	16,591	15,162	1,429	9.4%
Amortization	1,301	1,481	(180)	-12.2%

	47,099	47,402	(303)	-0.6%

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(480)	—	(480)	—
Re-measurement gain of equity interest upon acquisition	—	2,701	(2,701)	-100.0%
Interest expense	(16,310)	(10,010)	(6,300)	62.9%
Interest and other income, net	476	154	322	209.1%

	(16,314)	(7,155)	(9,159)	128.0%

INCOME FROM CONTINUING OPERATIONS	1,147	7,536	(6,389)	-84.8%

DISCONTINUED OPERATIONS
Income from discontinued operations	815	757	58	7.7%
Impairment	—	(22)	22	-100.0%
Gain on sales of real estate properties	2,696	12,609	(9,913)	-78.6%

INCOME FROM DISCONTINUED OPERATIONS	3,511	13,344	(9,833)	-73.7%

NET INCOME	4,658	20,880	(16,222)	-77.7%

Less: Net income attributable to noncontrolling interests	(64)	(15)	(49)	326.7%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,594	$20,865	$(16,271)	-78.0%

EARNINGS PER COMMON SHARE
Net income attributable to common stockholders — Basic	$0.08	$0.36	$(0.28)	-77.8%

Net income attributable to common stockholders — Diluted	$0.08	$0.35	$(0.27)	-77.1%

     Total revenues from continuing operations for the three months ended March 31, 2010 increased $2.5 million, or 4.0%, compared to the same period in 2009, mainly for the reasons discussed below:
     • Master lease rental income increased $0.2 million, or 1.4%. Master lease rental income increased approximately $0.9 million as a result of the Company’s 2009 acquisitions. The Company also recognized master lease income of $0.4 million related to a new master lease agreement executed during 2009 on a property whose income was previously reported in property operating income. These increases to master lease rent were partially offset by a reduction of approximately $1.0 million related to properties whose master leases had expired and the Company began recognizing the underlying tenant rents in property operating income.
     • Property operating income increased $3.2 million, or 7.6%, due mainly to the recognition of additional revenue of approximately $1.4 million resulting from the Company’s 2009 real estate acquisitions. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $0.9 million in additional property operating income in the first quarter of 2010 compared to the same period in 2009. The remaining increase of approximately $1.5 million resulted mainly from new leasing activity and annual rent increases. These increases in property operating income were partially offset by a $0.6 million decrease to property operating income related to a property whose gross revenues were previously reported in property operating income, but are now reported in master lease income upon consummation of a new master lease agreement with the tenant.
     • Straight-line rent increased $0.2 million, or 52.9%, due mainly to leases subject to straight-lining from properties acquired during 2009.
     • Other operating income decreased $1.3 million, or 38.2%, due mainly to a decrease in property operating agreement guaranty income of approximately $0.7 million resulting from the expiration of agreements relating to five properties. Other operating income for first quarter of 2010 was also lower by approximately $0.6 million of replacement rent received by the Company in 2009 pursuant to an agreement with an operator that expired on June 30, 2009.
     Total expenses for the three months ended March 31, 2010 decreased $0.3 million, or 0.6%, compared to the same period in 2009, mainly for the reasons discussed below:
     • General and administrative expenses decreased $2.2 million, or 32.1%, due mainly to expense of approximately $1.0 million recognized in the first quarter of 2009 related to the payment of a partial pension settlement, a decrease in pension and deferred compensation expenses recognized of approximately $0.7 million and an overall decrease in professional fees of approximately $0.4 million.
     • Property operating expense increased $1.3 million, or 5.6%, due mainly to the recognition of additional first quarter of 2010 expenses of approximately $0.5 million from the Company’s 2009 real estate acquisitions. Also, properties previously under construction that commenced operations during 2009 resulted in approximately $0.6 million in additional property operating expenses in 2010 compared to 2009. Property operating expense also increased approximately $0.6 million for the first quarter of 2010 due to properties whose master leases expired, and the Company began incurring the underlying operating expenses of the buildings. These increases to expense were partially offset by overall decreases in property taxes of approximately $0.3 million and the execution of a master lease agreement in the fourth quarter of 2009 related to a property previously managed by the Company whose expenses were previously reported in property operating expense, resulting in a $0.1 million decrease to property operating income from 2009 to 2010.
     • Bad debt expense decreased $0.6 million primarily due to the subsequent reversal of bad debt expense and related reserve on a tenant receivable, which was adjusted in the first quarter of 2010.
     • Depreciation expense increased $1.4 million, or 9.4%, due mainly to approximately $0.5 million in additional depreciation recognized in the first quarter of 2010 compared to 2009 related to the Company’s 2009 real estate acquisitions and $0.4 million related to properties previously under construction that commenced operations during 2009. The remainder of the increase of approximately $0.5 million was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.
     • Amortization expense decreased $0.2 million, or 12.2%, due mainly to a decrease in amortization of approximately $0.4 million on lease intangibles acquired generally as part of the Company’s 2003 and 2004 real estate acquisitions which are becoming fully amortized, partially offset by additional amortization of approximately $0.2 million recognized on lease intangibles acquired related to the Company’s 2009 real estate acquisitions.
     Other income (expense) for the three months ended March 31, 2010 changed unfavorably by $9.2 million, or 128.0%, compared to the same period in 2009 mainly due to an increase in interest expense associated with Senior Notes due 2017 of approximately $4.8 million and interest on the mortgage debt entered into during 2009 of approximately $1.4 million. Also, during the first quarter of 2009, the Company recognized a $2.7 million gain related to the valuation and re-measurement of the Company’s equity interest in a joint venture in connection with the acquisition of the remaining equity interests in the joint venture, and in 2010, the Company recognized a loss on the early extinguishment of debt of approximately $0.5 million.
     Income from discontinued operations totaled $3.5 million and $13.3 million, respectively, for the three months ended March 31, 2010 and 2009, which includes the results of operations and gains on sale related to assets classified as held for sale or disposed of as of March 31, 2010. The Company disposed of five properties during the first quarter of 2010, with one property remaining in held for sale at March 31, 2010.
Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under the Unsecured Credit Facility, or from other private debt or equity offerings. For the three months ended March 31, 2010, the Company generated approximately $28.3 million in cash from operations and used approximately $23.1 million in total cash in investing and financing activities, including dividend payments, as detailed in the Company’s Condensed Consolidated Statements of Cash Flows.
Cost of Capital
     On September 30, 2009, the Company amended and restated its Unsecured Credit Facility. During the fourth quarter of 2009, the Company repaid most of the outstanding balance on the Unsecured Credit Facility with proceeds from the issuance of $300.0 million of Senior Notes due 2017 and $80.0 million of mortgage debt. The cost of the Company’s short-term borrowings increased upon refinancing of the Unsecured Credit Facility. The variable rate of the facility increased from 0.90% over LIBOR with a 0.20% facility fee to 2.80% over LIBOR (currently) with a 0.40% facility fee. Also, the Senior Notes due 2017, issued on December 4, 2009, bear interest at a fixed rate of 6.50% per annum and the mortgage debt due 2016, entered into on November 25, 2009, bears interest at a fixed rate of 7.25%.
     The additional interest expense that the Company will incur related to the new debt will have a negative impact on its future consolidated net income attributable to common stockholders, funds from operations, and cash flows.
Contractual Obligations
     The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of March 31, 2010, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2010 through 2011 are included in the table below. At March 31, 2010, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	2010	2011	Total

Long-term debt obligations, including interest (1)	$57,582	$335,057	$392,639
Operating lease commitments (2)	3,170	4,290	7,460
Construction in progress (3)	35,902	29,215	65,117
Tenant improvements (4)	—	—	—
Construction loan obligation (5)	1,232	—	1,232
Pension obligations (6)	2,581	—	2,581

Total contractual obligations	$100,467	$368,562	$469,029

(1)	Includes estimated interest due on total debt other than on the Unsecured Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements.

(2)	Includes primarily two corporate office lease payments and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes cash flow projections for the remainder of 2010 and 2011 related to the construction of two buildings. A portion of the remaining commitments is designated for tenant improvements that will generally be funded after the core and shell of the building is substantially completed.

(4)	The Company has various remaining first-generation tenant improvements budgeted as of March 31, 2010 totaling approximately $29.6 million related to properties that were developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company has not included these budgeted amounts in the table above.

(5)	The Company’s remaining commitment at March 31, 2010 related to two construction loans.

(6)	At December 31, 2009, the last measurement date, one employee, the Company’s chief executive officer, was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.9 million as of December 31, 2009. In 2008, the Company froze the maximum annual benefit payable under the Executive Retirement Plan at $896,000, which resulted in a reduction of the benefits payable to the Company’s chief executive officer. In consideration of the curtailment and as a partial settlement of the plan, the Company made a one-time cash payment of $2.3 million to its chief executive officer in early 2009. Because the Company’s chief executive officer has no present intention to retire, the Company has not projected when the retirement benefits would be paid in this table. At March 31, 2010, the Company had recorded a $16.5 million liability, included in other liabilities, related to its pension plan obligations. In addition, in November 2009, the Company terminated its Retirement Plan for Outside Directors. As a result, lump sum payments totaling approximately $2.6 million will be paid in November 2010, or earlier upon retirement, to the outside directors that participated in the plan, which are included in the table above.
     As of March 31, 2010, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 46.0%, and its earnings (from continuing operations) covered fixed charges at a ratio of 0.94 to 1.0 for the three months ended March 31, 2010. Also, the Company had no significant debt maturities until 2011 at March 31, 2010. At March 31, 2010, the Company had $47.0 million outstanding under the Unsecured Credit Facility, with a weighted average interest rate of approximately 3.04%, and had borrowing capacity remaining, under its financial covenants, of approximately $503.0 million.
     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth (as defined in the agreement) and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2010, the Company was in compliance with the financial covenant provisions under its various debt instruments.
     The Company’s senior debt is rated Baa3, BBB-, and BBB by Moody’s Investors Service, Standard and Poor’s, and Fitch Ratings, respectively.
Security Deposits and Letters of Credit
     As of March 31, 2010, the Company had approximately $6.3 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Other Development Activity
     In addition to the projects currently under construction, the Company continues to finance the development of a six-facility outpatient campus with a budget totaling approximately $72.0 million. At March 31, 2010, the Company had funded $56.4 million towards the project. Construction of the remaining two buildings has not yet begun, but the Company expects to fund the remaining $15.6 million during 2010 and 2011. The Company, through its consolidated joint venture, acquired three of the buildings and the fourth building was sold to a third party during 2009. The Company’s consolidated joint venture will have an option to purchase the two remaining buildings at a fair value market price upon completion and full occupancy.
At-The-Market Equity Offering Program
     In February 2010, the Company entered into a sales agreement with an investment bank to sell up to 5,000,000 shares of its common stock through an at-the-market equity offering program. This sales agreement superseded the sales agreement signed with the investment bank in 2008. The Company may sell shares of its common stock from time to time through the at-the-market equity offering program under which the investment bank will act as agent and/or principal.
     In the first quarter of 2010, the Company sold 698,700 shares of common stock through its at-the-market equity offering program, generating approximately $14.9 million in net proceeds.
     In the second quarter of 2010, through May 10, 2010, the date of this filing, the Company has sold an additional 1,615,500 shares of common stock, generating approximately $38.4 million in net proceeds.
     The proceeds from these sales are generally used to fund the Company’s development activities and are temporarily used to repay balances outstanding under the Unsecured Credit Facility.

Dividends
     The Company expects to pay quarterly dividends of $0.30 per common share during 2010. During the first quarter of 2010, the Company’s Board of Directors declared and paid a common stock cash dividend for the three months ended December 31, 2009 of $0.30 per share, and on May 4, 2010, declared a common stock cash dividend for the three months ended March 31, 2010 of $0.30 per share, payable on June 3, 2010. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.
Liquidity
     Net cash provided by operating activities was $28.3 million and $27.5 million for the three months ended March 31, 2010 and 2009, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors. The Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 20 years and have annual rate increases based generally on consumer price indices.
     The Company plans to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, with cash flows from operations, borrowings under the Unsecured Credit Facility, proceeds from sales of real estate investments, proceeds from debt borrowings, or additional capital market financings. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will continue to be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
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
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2010, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
     The Company and two affiliates, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc. are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs allege that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and seek a refund of such overpayments. Plaintiffs have not specified their damages in the complaint, but based on written discovery responses, the Company estimates plaintiffs are seeking up to $2.0 million, plus pre-judgment and post-judgment interest. The two leases were terminated by agreement with the plaintiffs in 2003. The Company denies that it is liable to the plaintiffs for any refund of rent paid and will continue to defend the case vigorously. A trial date has not yet been set.
     The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A.	Risk Factors.
     In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results.

Item 6.	Exhibits.

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 4.7	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.8	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto) (5)

Exhibit 10.1	Healthcare Realty Trust Incorporated 2010 Restricted Stock Implementation for Non-Employee Directors, dated as of May 4, 2010 (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Executive Vice President and Chief Financial Officer

Date: May 10, 2010

Exhibit	Description Exhibit Index
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 4.7	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.8	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto) (5)

Exhibit 10.1	Healthcare Realty Trust Incorporated 2010 Restricted Stock Implementation for Non-Employee Directors, dated as of May 4, 2010 (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.