Form 10-Q
period 2010-06-30
HEALTHCARE REALTY TRUST INC
filed 2010-08-09
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
Yes ☐ No ☑
As of July 31, 2010, 63,640,783 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2010

Page
Part I — Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Income	2
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

Part II — Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	33

Signature	35
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS

Real estate properties:
Land	$136,776	$135,495
Buildings, improvements and lease intangibles	2,000,784	1,977,264
Personal property	18,057	17,509
Construction in progress	125,021	95,059

	2,280,638	2,225,327
Less accumulated depreciation	(468,476)	(433,634)

Total real estate properties, net	1,812,162	1,791,693

Cash and cash equivalents	4,455	5,851

Mortgage notes receivable	23,423	31,008

Assets held for sale and discontinued operations, net	1,049	17,745

Other assets, net	89,360	89,467

Total assets	$1,930,449	$1,935,764

LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,007,725	$1,046,422

Accounts payable and accrued liabilities	53,879	55,043

Liabilities of discontinued operations	737	251

Other liabilities	43,082	43,900

Total liabilities	1,105,423	1,145,616

Commitments and contingencies

Equity:

Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 63,291,020 and 60,614,931 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	633	606

Additional paid-in capital	1,581,572	1,520,893

Accumulated other comprehensive loss	(4,628)	(4,593)

Cumulative net income attributable to common stockholders	799,033	787,965

Cumulative dividends	(1,555,475)	(1,518,105)

Total stockholders’ equity	821,135	786,766

Noncontrolling interests	3,891	3,382

Total equity	825,026	790,148

Total liabilities and equity	$1,930,449	$1,935,764

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three Months Ended June 30, 2010 and 2009
(Dollars in thousands, except per share data)
(Unaudited)

	2010	2009
REVENUES
Master lease rent	$14,752	$14,023
Property operating	47,350	45,866
Straight-line rent	733	345
Mortgage interest	469	978
Other operating	2,102	3,006

	65,406	64,218

EXPENSES
General and administrative	3,545	5,329
Property operating	24,710	23,566
Bad debt, net	(258)	127
Depreciation	16,817	15,418
Amortization	1,332	1,346

	46,146	45,786

OTHER INCOME (EXPENSE)
Interest expense	(15,569)	(9,985)
Interest and other income, net	1,356	228

	(14,213)	(9,757)

INCOME FROM CONTINUING OPERATIONS	5,047	8,675

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(58)	696
Gain on sales of real estate properties	1,525	7,443

INCOME FROM DISCONTINUED OPERATIONS	1,467	8,139

NET INCOME	6,514	16,814

Less: Net income attributable to noncontrolling interests	(40)	(62)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,474	$16,752

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.08	$0.15
Discontinued operations	0.03	0.14

Net income attributable to common stockholders	$0.11	$0.29

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.08	$0.15
Discontinued operations	0.02	0.13

Net income attributable to common stockholders	$0.10	$0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	61,340,739	58,128,489

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	62,382,409	58,899,618

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.300	$0.385

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands, except per share data)
(Unaudited)

	2010	2009
REVENUES
Master lease rent	$29,683	$28,742
Property operating	93,496	88,771
Straight-line rent	1,315	715
Mortgage interest	1,107	1,468
Other operating	4,272	6,515

	129,873	126,211

EXPENSES
General and administrative	8,276	12,295
Property operating	49,381	46,919
Bad debt, net	(457)	562
Depreciation	33,387	30,559
Amortization	2,633	2,827

	93,220	93,162

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(480)	—
Re-measurement gain of equity interest upon acquisition	—	2,701
Interest expense	(31,880)	(19,996)
Interest and other income, net	1,793	383

	(30,567)	(16,912)

INCOME FROM CONTINUING OPERATIONS	6,086	16,137

DISCONTINUED OPERATIONS
Income from discontinued operations	866	1,528
Impairment	—	(22)
Gain on sales of real estate properties	4,221	20,051

INCOME FROM DISCONTINUED OPERATIONS	5,087	21,557

NET INCOME	11,173	37,694

Less: Net income attributable to noncontrolling interests	(105)	(77)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,068	$37,617

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.10	$0.28
Discontinued operations	0.08	0.37

Net income attributable to common stockholders	$0.18	$0.65

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.10	$0.27
Discontinued operations	0.08	0.37

Net income attributable to common stockholders	$0.18	$0.64

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	60,654,907	58,153,637

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	61,690,322	58,897,895

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.600	$0.770

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income	$11,173	$37,694
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,924	35,218
Stock-based compensation	1,320	2,301
Straight-line rent receivable	(1,319)	(672)
Straight-line rent liability	206	224
Gain on sales of real estate properties	(4,221)	(20,051)
Loss on extinguishment of debt	480	—
Re-measurement gain of equity interest upon acquisition	—	(2,701)
Impairment	—	22
Provision for bad debt, net	(457)	566
State income taxes paid, net of refunds	(491)	(569)
Payment of partial pension settlement	(342)	(2,300)
Changes in operating assets and liabilities:
Other assets	(162)	134
Accounts payable and accrued liabilities	5,678	(3,200)
Other liabilities	(248)	(872)

Net cash provided by operating activities	49,541	45,794

INVESTING ACTIVITIES
Acquisition and development of real estate properties	(54,057)	(61,791)
Funding of mortgages and notes receivable	(2,890)	(8,816)
Investments in unconsolidated joint venture	—	(149)
Proceeds from sales of real estate	23,623	82,878
Proceeds from mortgages and notes receivable repayments	69	98

Net cash provided by (used in) investing activities	(33,255)	12,220

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facilities	(30,000)	9,000
Repayments on notes and bonds payable	(1,111)	(21,569)
Repurchase of notes payable	(8,556)	—
Quarterly dividends paid	(37,370)	(45,678)
Proceeds from issuance of common stock	59,469	348
Capital contributions received from noncontrolling interests	670	529
Distributions to noncontrolling interest holders	(249)	(75)
Equity issuance costs	(20)	—
Debt issuance costs	(515)	—

Net cash used in financing activities	(17,682)	(57,445)

Increase (decrease) in cash and cash equivalents	(1,396)	569
Cash and cash equivalents, beginning of period	5,851	4,138

Cash and cash equivalents, end of period	$4,455	$4,707

Supplemental Cash Flow Information:
Interest paid	$24,458	$24,221
Capitalized interest	$5,050	$4,613
Invoices accrued for construction, tenant improvement and other capitalized costs	$9,913	$13,892
Mortgage notes payable assumed upon acquisition of a joint venture interest (adjusted to fair value)	$—	$11,716
Mortgage note payable disposed of upon sale of joint venture interest	$—	$5,425
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
     Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.3 billion in 206 real estate properties and mortgages as of June 30, 2010, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 201 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 28 states, totaling approximately 12.6 million square feet. As of June 30, 2010, the Company provided property management services to approximately 8.8 million square feet nationwide.
Principles of Consolidation
     The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, partnerships, and joint ventures where the Company controls the operating activities. The Company has an investment in an unconsolidated joint venture that is included in other assets with its related income recognized in other income (expense) on the Company’s Condensed Consolidated Financial Statements. The Company also consolidates two joint ventures, with the same joint venture partner, in which it has a controlling interest. Included in the Company’s Condensed Consolidated Financial Statements related to these two consolidated joint ventures was approximately $101.4 million in real estate investments, including notes receivable from the noncontrolling interest holder, at June 30, 2010. The Company reports non-controlling interests as equity and reports the related net income attributable to the non-controlling interests as part of consolidated net income in its Condensed Consolidated Financial Statements.
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
Segment Reporting
     The Company owns, acquires, manages, finances, and develops outpatient, healthcare-related properties. The Company is managed as one operating segment, rather than multiple operating segments, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single segment.
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
Revenue Recognition
General
     The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must be met before a company may recognize revenue, including: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset); the price has been fixed or is determinable; and collectibility is reasonably assured. Income received but not yet earned is deferred until such time it is earned. Deferred revenue is included in other liabilities on the Company’s Condensed Consolidated Balance Sheets.
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
Rental Income
     Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company’s lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index. The Company’s multi-tenant office lease arrangements also generally allow for operating expense recoveries which the Company calculates and bills to its tenants. Rental income from properties under master lease arrangements with tenants is included in master lease rent, and rental income from properties with multi-tenant office lease arrangements is included in property operating income on the Company’s Condensed Consolidated Statements of Income.
Interest Income
     Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortization period specific to each note.
Property Operating Income
     As of June 30, 2010, the Company had eight real estate properties subject to property operating agreements that obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to the Company for the shortfall under the terms of these agreements. The Company recognizes any shortfall income in other operating income on the Company’s Condensed Consolidated Statements of Income.
Accumulated Other Comprehensive Loss
     A company must include certain items in comprehensive income (loss), such as foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains or losses on available-for-sale securities. The Company’s accumulated other comprehensive loss includes pension liability adjustments, which are generally recognized in the fourth quarter of each year. Also, during the second quarter of 2010, the Company recorded a $35,000 adjustment to record the effect of the settlement with one non-employee director who retired in May 2010.
Income Taxes
     The Company intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for federal income taxes. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders and meet other requirements to continue to qualify as a REIT.
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
     The Company also had a pension plan under which the Company’s non-employee directors would receive retirement benefits upon normal retirement (defined to be when the director reached age 65 and had completed at least five years of service or when the director reached age 60 and had completed at least 15 years of service). The Company terminated the pension plan for these directors in November 2009. As a result, the Company will make lump sum payments in November 2010, or earlier upon retirement, to each director who participated in the plan. In May 2010, one non-employee director retired and received a final settlement payment of approximately $0.3 million representing her accumulated pension benefit. The accumulated pension benefits due to the remaining seven non-employee directors total approximately $2.2 million at June 30, 2010.
Operating Leases
     As described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company is obligated under operating lease agreements consisting primarily of its corporate office lease and various ground leases related to the Company’s real estate investments where the Company is the lessee.
Discontinued Operations and Assets Held for Sale
     The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Income. A company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets classified as held for sale on the Company’s Condensed Consolidated Balance Sheets are reported at the lower of their carrying amount or their estimated fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Company’s Condensed Consolidated Statements of Income.
Land Held for Development
     Land held for development, which is included in construction in progress on the Company’s Condensed Consolidated Balance Sheets, includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. See Note 6 for a detail of the Company’s land held for development.

Fair Value Measurements
     Fair value is defined as the exit price, which is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. In calculating fair value, a company must maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.
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
     The Company also capitalizes direct construction and development costs to all consolidated real estate properties that are under construction and substantive activities are ongoing to prepare the asset for its intended use. The Company considers a building as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred.

Note 2. Real Estate and Mortgage Notes Receivable Investments
     The Company had investments of approximately $2.3 billion in 206 real estate properties and mortgage notes receivable as of June 30, 2010, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 201 owned real estate properties, excluding assets classified as held for sale, are located in 28 states and comprise approximately 12.6 million total square feet. The table below details the Company’s investments.

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%

Owned properties:
Master leases
Medical office	11	$100,229	4.3%	548	4.3%
Physician clinics	16	123,724	5.4%	705	5.6%
Ambulatory care/surgery	5	33,351	1.4%	133	1.1%
Specialty outpatient	2	4,852	0.2%	23	0.2%
Specialty inpatient	13	234,628	10.2%	916	7.3%
Other	9	35,847	1.6%	372	2.9%

	56	532,631	23.1%	2,697	21.4%

Property operating agreements
Medical office	8	83,986	3.6%	625	5.0%

	8	83,986	3.6%	625	5.0%

Multi-tenanted with occupancy leases
Medical office	103	1,254,798	54.5%	7,247	57.4%
Medical office — stabilization in progress	8	168,325	7.3%	823	6.5%
Medical office — construction in progress	4	106,749	4.6%	538	4.3%
Physician clinics	15	50,850	2.2%	327	2.6%
Ambulatory care/surgery	4	34,972	1.5%	212	1.7%
Specialty outpatient	2	5,221	0.2%	22	0.2%
Other	1	10,101	0.5%	126	0.9%

	137	1,631,016	70.8%	9,295	73.6%

Land held for development	—	18,272	0.8%	—	—
Corporate property	—	14,733	0.6%	—	—

	—	33,005	1.4%	—	—

Total owned properties	201	2,280,638	98.9%	12,617	100.0%

Mortgage loans:
Medical office	2	6,621	0.3%	—	—
Physician clinics	2	16,802	0.7%	—	—

	4	23,423	1.0%	—	—

Unconsolidated joint venture:
Other	1	1,266	0.1%	—	—

	1	1,266	0.1%	—	—

Total real estate investments	206	$2,305,327	100.0%	12,617	100.0%

Note 3. Acquisitions and Dispositions
Asset Acquisitions
     In February 2010, the Company acquired, through a consolidated joint venture, a 68,534 square foot medical office building in Iowa for $13.8 million from the joint venture’s non-controlling interest holder. The Company had provided $9.9 million in mortgage financing on the building prior to acquisition by the joint venture. Upon acquisition, this mortgage financing was refinanced with a permanent mortgage note payable to the Company which is eliminated in consolidation.
     In June 2010, the Company began funding a $2.7 million loan to provide partial funding for the construction of a $3.2 million medical office building in Iowa by its consolidated joint venture partner. At June 30, 2010, the Company had funded approximately $2.3 million of the loan. The Company anticipates that the loan balance will be repaid in full during 2010 upon completion of construction.
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
     In April 2010, the Company sold a 14,563 square foot specialty outpatient facility in Florida in which the Company had an aggregate net investment of approximately $2.4 million. The Company received approximately $4.0 million in net cash proceeds and recognized a gain on sale of approximately $1.5 million, net of closing costs.
Discontinued Operations and Assets Held for Sale
     The tables below detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Income and in assets and liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheets. At June 30, 2010 and December 31, 2009, the Company had one and six properties, respectively, classified as held for sale. Five of the properties held for sale at December 31, 2009 were sold in January 2010.

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Balance Sheet data (as of the period ended):
Land	$587	$3,374
Buildings, improvements and lease intangibles	1,021	22,178

	1,608	25,552
Accumulated depreciation	(708)	(8,697)

Assets held for sale, net	900	16,855

Other assets, net (including receivables)	149	890

Assets of discontinued operations, net	149	890

Assets held for sale and discontinued operations, net	$1,049	$17,745

Accounts payable and accrued liabilities	$10	$—
Other liabilities	727	251

Liabilities of discontinued operations	$737	$251

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Statements of Income data (for the period ended):
Revenues
Master lease rent	$15	$1,153	$1,003	$2,735
Property operating	—	2	—	828
Straight-line rent	1	(26)	4	(43)
Other operating	—	—	—	216

	16	1,129	1,007	3,736

Expenses
Property operating	69	76	157	718
Other operating	—	9	—	—
Bad debt, net	—	2	—	4
Depreciation	7	288	28	901

	76	375	185	1,623

Other Income (Expense)
Interest expense	—	(58)	—	(584)
Interest and other income, net	2	—	44	(1)

	2	(58)	44	(585)

Discontinued Operations
Income (loss) from discontinued operations	(58)	696	866	1,528
Impairment	—	—	—	(22)
Gain on sales of real estate properties	1,525	7,443	4,221	20,051

Income from Discontinued Operations	$1,467	$8,139	$5,087	$21,557

Income from Discontinued Operations per common share — basic	$0.03	$0.14	$0.08	$0.37

Income from Discontinued Operations per common share — diluted	$0.02	$0.13	$0.08	$0.37

Note 4. Notes and Bonds Payable
     The table below details the Company’s notes and bonds payable as of June 30, 2010 and December 31, 2009.

	June 30,	Dec. 31,	Maturity	Contractual	Principal	Interest
(Dollars in thousands)	2010	2009	Dates	Interest Rates	Payments	Payments

Unsecured Credit Facility due 2012	$20,000	$50,000	9/12	LIBOR + 2.80%	At maturity	Quarterly
Senior Notes due 2011, including premium	278,441	286,655	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	264,158	264,090	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017, net of discount	298,102	297,988	1/17	6.500%	At maturity	Semi-Annual
Mortgage notes payable, net of discounts	147,024	147,689	5/15-10/30	5.00%-7.625%	Monthly	Monthly

	$1,007,725	$1,046,422

     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth (as defined in the agreement) and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2010, the Company was in compliance with the financial covenant provisions under its various debt instruments.
Unsecured Credit Facility due 2012
     On September 30, 2009, the Company entered into an amended and restated $550.0 million unsecured credit facility (the “Unsecured Credit Facility”) that matures on September 30, 2012 with a syndicate of 16 lenders. Amounts outstanding under the Unsecured Credit Facility bear interest at a rate equal to (x) LIBOR or the base rate (defined as the highest of (i) the Federal Funds Rate plus 0.5%; (ii) the Bank of America prime rate and (iii) LIBOR) plus (y) a margin ranging from 2.15% to 3.20% (currently 2.80%) for LIBOR-based loans and 0.90% to 1.95% for base rate loans (currently 1.55%), based upon the Company’s unsecured debt ratings. In addition, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee is 0.40% per annum, unless the Company’s credit rating falls below a BBB-/Baa3, at which point the facility fee would be 0.50%. At June 30, 2010, the Company had $20.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 3.15% and had borrowing capacity remaining, under its financial covenants, of approximately $530.0 million.
Senior Notes due 2011
     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125% per annum, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. The original discount is combined with the premium resulting from the termination of interest rate swaps in 2006 that were entered into to offset changes in the fair value of $125.0 million of the notes. The net premium is combined with the principal balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets and is being amortized against interest expense over the remaining term of the notes. Also, during 2010 and 2008, the Company repurchased $8.1 million and $13.7 million, respectively, of the Senior Notes due 2011 and amortized a pro-rata portion of the premium. The Company recognized an expense of approximately $0.5 million related to its 2010 repurchases, which will be offset by interest savings over the remaining term of the Senior Notes due 2011. At June 30, 2010, the Senior Notes due 2011 yielded an effective interest rate of 7.896%. The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Senior Notes due 2011 face value	$278,221	$286,300
Unamortized net gain (net of discount)	220	355

Senior Notes due 2011 carrying amount	$278,441	$286,655

Senior Notes due 2014
     In 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125% per annum, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding an effective interest rate of 5.19% per annum. During 2008, the Company repurchased approximately $35.3 million of the Senior Notes due 2014 and amortized a pro-rata portion of the discount. At June 30, 2010, the Senior Notes due 2014 yielded an effective interest rate of 5.190%. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(579)	(647)

Senior Notes due 2014 carrying amount	$264,158	$264,090

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

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,898)	(2,012)

Senior Notes due 2017 carrying amount	$298,102	$297,988

Mortgage Notes Payable
     The following table details the Company’s mortgage notes payable, with related collateral, at June 30, 2010.

						Investment in
		Effective		Number		Collateral at	Balance at
	Original	Interest	Maturity	of Notes		June 30,	June 30,	Dec. 31,
(Dollars in millions)	Balance	Rate (10)	Date	Payable (11)	Collateral (12)	2010	2010	2009

Life Insurance Co. (1)	$4.7	7.765%	1/17	1	MOB	$11.4	$2.4	$2.5
Commercial Bank (2)	1.8	5.550%	10/30	1	OTH	7.8	1.7	1.7
Life Insurance Co. (3)	15.1	5.490%	1/16	1	MOB	32.5	13.7	13.9
Commercial Bank (4)	17.4	6.480%	5/15	1	MOB	19.9	14.4	14.4
Commercial Bank (5)	12.0	6.110%	7/15	1	2 MOBs	19.5	9.7	9.7
Commercial Bank (6)	15.2	7.650%	7/20	1	MOB	20.2	12.8	12.8
Life Insurance Co. (7)	1.5	6.810%	7/16	1	SOP	2.2	1.1	1.2
Commercial Bank (8)	12.8	6.430%	2/21	1	MOB	20.5	11.6	11.6
Investment Fund (9)	80.0	7.250%	12/16	1	15 MOBs	153.4	79.6	79.9

				9		$287.4	$147.0	$147.7

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(3)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.7 million discount which is included in the balance above.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.1 million discount which is included in the balance above.

(6)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.4 million discount which is included in the balance above.

(7)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $0.2 million discount which is included in the balance above.

(8)	Payable in monthly installments of principal and interest based on a 12-year amortization with the final payment due at maturity. The Company acquired this mortgage note during 2009 and recorded the note at its fair value, resulting in a $1.0 million discount which is included in the balance above.

(9)	Payable in monthly installments of principal and interest based on a 30-year amortization with a 7-year initial term (maturity 12/01/16) and the option to extend the initial term for two, one-year floating rate extension terms.

(10)	The contractual interest rates ranged from 5.00% to 7.625% at June 30, 2010.

(11)	Number of mortgage notes payable outstanding at June 30, 2010.

(12)	MOB-Medical office building; SOP-Specialty outpatient; OTH-Other.
Long-Term Debt Maturities
     Future maturities of the Company’s notes and bonds payable as of June 30, 2010 were as follows:

			Total
	Principal	Net Accretion/	Notes and
(Dollars in thousands)	Maturities	Amortization (2)	Bonds Payable	%

2010 (remaining)	$1,204	$(497)	$707	0.1%
2011	280,759	(1,262)	279,497	27.7%
2012 (1)	22,701	(1,433)	21,268	2.1%
2013	2,884	(1,519)	1,365	0.1%
2014	267,811	(1,497)	266,314	26.4%
2015 and thereafter	441,842	(3,268)	438,574	43.5%

	$1,017,201	$(9,476)	$1,007,725	100.0%

(1)	Includes $20.0 million outstanding on the Unsecured Credit Facility.

(2)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2011, Senior Notes due 2014, and Senior Notes due 2017 and discount accretion related to five mortgage notes payable.

Note 5. Other Assets
     Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, and receivables. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	June 30,	December 31,
(Dollars in millions)	2010	2009

Straight-line rent receivables	$26.4	$25.2
Prepaid assets	24.8	24.7
Above-market intangible assets, net	12.0	12.0
Deferred financing costs, net	10.2	12.1
Accounts receivable	6.2	9.0
Notes receivable	3.8	3.3
Goodwill	3.5	3.5
Investment in joint venture — cost method	1.3	1.3
Customer relationship intangible assets, net	1.2	1.2
Allowance for uncollectible accounts	(2.6)	(3.7)
Other	2.6	0.9

	$89.4	$89.5

Equity investment in joint ventures
     At June 30, 2010 and December 31, 2009, the Company had an investment in one unconsolidated joint venture, which the Company accounts for under the cost method since the Company does not exert significant influence. The joint venture, which invests in real estate properties, is included in other assets on the Company’s Condensed Consolidated Balance Sheets, and the related distributions received are included in interest and other income, net on the Company’s Condensed Consolidated Statements of Income.
     The table below details the Company’s investment in its unconsolidated joint ventures.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Net joint venture investments, beginning of period	$1,266	$1,082	$1,266	$2,784
Equity in losses recognized during the period	—	—	—	(2)
Acquisition of remaining equity interest in a joint venture	—	—	—	(1,700)
Additional investment in a joint venture	—	149	—	149

Net joint venture investments, end of period	$1,266	$1,231	$1,266	$1,231

Note 6. Commitments and Contingencies
Construction in Progress
     As of June 30, 2010, the Company had four medical office buildings under construction with an estimated completion date for one of the buildings in the third quarter of 2010 and the remaining three properties in the third quarter of 2011. The table below details the Company’s construction in progress and land held for development as of June 30, 2010. The information included in the table below represents management’s estimates and expectations at June 30, 2010 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.
     In June 2010, the Company entered into another joint venture with its existing joint venture partner that will develop two medical office buildings and a parking garage in Colorado with a budget totaling $54.9 million, which is included in the four properties in construction in progress. The Company, as the managing member with a 98.75% ownership interest, consolidates the joint venture. The developer of the project holds the remaining 1.25% non-controlling interest in the joint venture.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	June 30,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2010	Funding	Investment

(Dollars in thousands)
Under construction:
Hawaii	3Q 2010	MOB	1	133,000	$77,478	$8,522	$86,000
Washington	3Q 2011	MOB	1	206,000	25,564	66,636	92,200
Colorado	3Q 2011	MOB	2	199,000	3,707	51,193	54,900

Land held for development:
Texas					10,155
Texas					8,117

			4	538,000	$125,021	$126,351	$233,100

(1)	MOB-Medical office building.
Other Construction
     The Company had first-generation tenant improvement budgeted amounts remaining as of June 30, 2010 of approximately $28.1 million related to properties that were developed by the Company.
Legal Proceedings
     The Company and two affiliates, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs allege that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and seek a refund of such overpayments. Plaintiffs have not specified their damages in the complaint, but based on written discovery responses, the Company estimates the plaintiffs are seeking up to $2.0 million, plus pre- and post-judgment interest. The two leases were terminated by agreement with the plaintiffs in 2003. The Company denies that it is liable to the plaintiffs for any refund of rent paid and will continue to defend the case vigorously. A trial is scheduled for April 2011.
     The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Note 7. Stockholders’ Equity
     The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the Company, and equity attributable to non-controlling interests:

			Accumulated
		Additional	Other	Cumulative		Total	Non-
(Dollars in thousands,	Common	Paid-In	Comprehensive	Net	Cumulative	Stockholders’	controlling	Total
except per share data)	Stock	Capital	Loss	Income	Dividends	Equity	Interests	Equity

Balance at Dec. 31, 2009	$606	$1,520,893	$(4,593)	$787,965	$(1,518,105)	$786,766	$3,382	$790,148
Issuance of common stock	26	59,360	—	—	—	59,386	—	59,386
Stock-based compensation	1	1,319	—	—	—	1,320	—	1,320
Net income	—	—	—	11,068	—	11,068	105	11,173
Other comprehensive income	—	—	(35)	—	—	(35)	—	(35)

Comprehensive income								11,138
Dividends to common stockholders ($0.60 per share)	—	—	—	—	(37,370)	(37,370)	—	(37,370)
Distributions to noncontrolling interests	—	—	—	—	—	—	(266)	(266)
Proceeds from noncontrolling interests	—	—	—	—	—	—	670	670

Balance at June 30, 2010	$633	$1,581,572	$(4,628)	$799,033	$(1,555,475)	$821,135	$3,891	$825,026

Common Stock
     The following table provides a reconciliation of the beginning and ending common stock outstanding for the six months ended June 30, 2010 and year ended December 31, 2009:

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2010	2009
Balance, beginning of period	60,614,931	59,246,284
Issuance of stock	2,574,486	1,244,914
Restricted stock-based awards, net of forfeitures	101,603	123,733

Balance, end of period	63,291,020	60,614,931

At-The-Market Equity Offering Program
     The Company has in place an at-the-market equity offering program with an investment bank under which the Company sells shares of its common stock from time to time. At June 30, 2010, the Company had approximately 3.1 million shares available for issuance under the program.
     During the first six months ended June 30, 2010, the Company sold 2,559,200 shares of common stock through its at-the-market equity offering program, generating approximately $59.2 million in net proceeds. Subsequent to June 30, 2010, the Company sold an additional 412,000 shares of common stock, generating approximately $9.5 million in net proceeds.
     The proceeds from these sales are generally used to fund the Company’s development activities and are used to repay balances outstanding under the Unsecured Credit Facility.
Common Stock Dividends
     During the first and second quarters of 2010, the Company declared and paid in each quarter a common stock dividend in the amount of $0.30 per share.
     In August 2010, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on September 2, 2010 to stockholders of record on August 19, 2010.
Earnings Per Share
     The table below sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Weighted average Common Shares
Weighted average Common Shares outstanding	62,648,117	59,311,222	61,961,051	59,327,266
Unvested restricted stock	(1,307,378)	(1,182,733)	(1,306,144)	(1,173,629)

Weighted average Common Shares Outstanding — Basic	61,340,739	58,128,489	60,654,907	58,153,637

Weighted average Common Shares — Basic	61,340,739	58,128,489	60,654,907	58,153,637
Dilutive effect of restricted stock	975,990	714,667	958,973	681,373
Dilutive effect of employee stock purchase plan	65,680	56,462	76,442	62,885

Weighted average Common Shares Outstanding — Diluted	62,382,409	58,899,618	61,690,322	58,897,895

Net income
Income from continuing operations	$5,047	$8,675	$6,086	$16,137
Noncontrolling interests’ share in earnings	(40)	(62)	(105)	(77)

Income from continuing operations attributable to common shareholders	5,007	8,613	5,981	16,060
Discontinued operations	1,467	8,139	5,087	21,557

Net income attributable to common stockholders	$6,474	$16,752	$11,068	$37,617

Basic Earnings Per Common Share
Income from continuing operations	$0.08	$0.15	$0.10	$0.28
Discontinued operations	0.03	0.14	0.08	0.37

Net income attributable to common stockholders	$0.11	$0.29	$0.18	$0.65

Diluted Earnings Per Common Share
Income from continuing operations	$0.08	$0.15	$0.10	$0.27
Discontinued operations	0.02	0.13	0.08	0.37

Net income attributable to common stockholders	$0.10	$0.28	$0.18	$0.64

Incentive Plans
     The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include restricted stock issued to employees and the Company’s directors and options granted to employees pursuant to its employee stock purchase plan. In May 2010, an annual restricted stock grant was made to each non-employee director equal to a market value of approximately $76,000.
     Under the Company’s employee stock purchase plan, in January of each year each eligible employee is given an option to purchase up to $25,000 of Common Stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the employee stock purchase plan expire if not exercised 27 months after each such option’s date of grant. During the first quarter of 2010, the Company recorded approximately $0.2 million to general and administrative expenses relating to the annual grant of options to its employees under the employee stock purchase plan. On April 1, 2010, 136,536 employee stock options that had not been exercised expired.
     A summary of the activity under the employee stock purchase plan for the three and six months ended June 30, 2010 and 2009 is included in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Outstanding and exercisable, beginning of period	576,660	461,033	335,608	250,868
Granted	—	—	256,080	219,184
Exercised	(2,074)	(1,539)	(5,442)	(5,387)
Forfeited	(7,819)	(6,131)	(19,479)	(11,302)
Expired	(136,536)	(82,609)	(136,536)	(82,609)

Outstanding and exercisable, end of period	430,231	370,754	430,231	370,754

Note 8. Defined Benefit Pension Plans
     The Company has a retirement plan (the “Executive Retirement Plan”) under which three of the Company’s founding officers may receive certain benefits upon retirement. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable under the Executive Retirement Plan have been frozen at $896,000, subject to cost-of-living adjustments, which resulted in a curtailment of benefits for the Company’s chief executive officer. In consideration of the curtailment and as partial settlement of benefits, the Company made a one-time cash payment of $2.3 million to its chief executive officer in January 2009. As of June 30, 2010, only the Company’s chief executive officer was eligible to retire under the Executive Retirement Plan.
     The Company’s retirement plan for its non-employee directors was terminated in November 2009. As a result, the Company will make lump sum payments in November 2010, or earlier upon retirement, to each director who participated in the plan. In May 2010, one non-employee director retired and received payment of approximately $0.3 million representing her accumulated pension benefit. The accumulated pension benefits due to the remaining seven non-employee directors total approximately $2.2 million.
     Net periodic benefit cost recorded related to the Company’s pension plans for the three and six months ended June 30, 2010 and 2009 is detailed in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Service costs	$13	$77	$26	$154
Interest costs	229	234	471	467
Effect of settlement	(35)	—	(35)	1,017
Amortization of net gain/loss	145	171	332	343

Total recognized in net periodic benefit cost	$352	$482	$794	$1,981

Note 9. Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Income generally includes guaranty revenue recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Property operating agreement guaranty revenue	$1,819	$2,156	$3,710	$4,810
Interest income on notes receivable	205	122	378	247
Management fee income	46	37	90	82
Replacement rent	—	641	8	1,266
Other	32	50	86	110

	$2,102	$3,006	$4,272	$6,515

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
     The following table reconciles the Company’s consolidated net income to taxable income for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Net income attributable to common stockholders	$6,474	$16,752	$11,068	$37,617
Reconciling items to taxable income:
Depreciation and amortization	5,088	5,143	10,140	9,502
Gain/loss on disposition of depreciable assets	809	3,494	7,084	9,083
Straight-line rent	(631)	(208)	(1,112)	(448)
Receivable allowances	61	195	(594)	684
Stock-based compensation	184	2,282	1,359	5,662
Other	(1,787)	(3,043)	(1,062)	(3,378)

Taxable income (1)	$10,198	$24,615	$26,883	$58,722

Dividends paid	$18,953	$22,849	$37,370	$45,678

(1)	Before REIT dividend paid deduction.
State Income Taxes
     State income tax expense and state income tax payments for the three and six months ended June 30, 2010 and 2009 are detailed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

State income tax expense:
Texas gross margin tax	$117	$112	$228	$221
Other	48	29	96	70

Total state income tax expense	$165	$141	$324	$291

State income tax payments, net of refunds	$497	$503	$491	$569

     The Texas gross margin tax is a tax on gross receipts from operations in Texas. It is the Company’s understanding that the Securities and Exchange Commission views this tax as an income tax. As such, the Company has disclosed the gross margin tax in the table above.
Note 11. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of June 30, 2010 and December 31, 2009 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated either based on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	value	value	value	value

Notes and bonds payable	$1,007.7	$1,083.9	$1,046.4	$1,088.6
Mortgage notes receivable	$23.4	$22.4	$31.0	$30.8
Notes receivable, net of allowances	$3.8	$3.8	$3.3	$3.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Disclosure Regarding Forward-Looking Statements
     This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 that could significantly affect the Company’s current plans and expectations and future financial condition and results.
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
Executive Overview
     The Company has seen some improvements in investment opportunities across the country. Hospitals appear to be implementing previously shelved plans for expansion, albeit at a measured pace, and the Company is working on several on-campus development opportunities related to such expansions. In addition, the Company is seeing numerous acquisition opportunities, some of which are hospital sales of MOBs and others involving third-parties or developers monetizing their holdings.
     Interest expense for the Company has increased significantly in 2010. In the third quarter of 2009, the Company amended and restated its Unsecured Credit Facility and then, subsequently, in the fourth quarter of 2009 repaid most of the outstanding balance on the Unsecured Credit Facility with proceeds from the issuance of $300.0 million of Senior Notes due 2017 and $80.0 million of mortgage debt due December 2016. The variable rate of the Unsecured Credit Facility increased to 2.80% over LIBOR with a 0.40% facility fee from 0.90% over LIBOR with a 0.20% facility fee (rate at June 30, 2010 was 3.15%). Also contributing to the higher interest expense are the Senior Notes due 2017 that bears interest at a fixed rate of 6.50% per annum and the mortgage debt due December 2016 that bears interest at a fixed rate of 7.25%. This additional interest expense has resulted in lower consolidated net income attributable to common stockholders, funds from operations, and cash flows compared to the prior year.
     At June 30, 2010, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 44.4% and its borrowings outstanding under the Unsecured Credit Facility totaled $20.0 million with a capacity remaining under its financial covenants of approximately $530.0 million.

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
Interest Expense
     During 2009, the Company refinanced its Unsecured Credit Facility and repaid most of the outstanding balance on the facility with proceeds from the issuance of the Senior Notes due 2017 and $80.0 million of mortgage debt due December 2016. These three new debt instruments bear interest at rates that are higher than the Company’s previous borrowing rates as a result of increases in the market rates for such financings. As such, the additional interest expense incurred negatively impacts the Company’s net income attributable to common stockholders, funds from operations, and cash flows.
Acquisitions
     During the first quarter of 2010, the Company acquired, through a consolidated joint venture, a 68,534 square foot medical office building in Iowa for $13.8 million.
Dispositions
     During the first quarter of 2010, the Company disposed of five medical office buildings in Virginia for approximately $19.2 million in net proceeds and $0.8 million in lease termination fees.
     During the second quarter of 2010, the Company disposed of one specialty outpatient facility in Florida for approximately $4.0 million in net proceeds.
Development Activity
     At June 30, 2010, the Company had four construction projects underway. The Company expects completion of the core and shell of one of the projects, with a budget totaling approximately $86.0 million, during the third quarter of 2010 and expects completion of the remaining three projects with aggregate budgets of approximately $147.1 million during the third quarter of 2011.
     In addition to the projects currently under construction, the Company continues to finance the development of a six-facility outpatient campus with a budget totaling approximately $72.0 million. At June 30, 2010, the Company had funded $56.4 million towards the project. Four of the buildings have been constructed. The Company, through its consolidated joint venture, acquired three of the completed buildings and the fourth building was sold to a third party. Construction of the remaining two buildings has not yet begun, but the Company expects to fund the remaining $15.6 million during 2010 and 2011. The consolidated joint venture will have an option to purchase the two remaining buildings at a fair market value price upon completion and full occupancy.
Expiring Leases
     Master leases on seven of the Company’s properties expire in 2010. The Company has extended the master lease on one of these properties. The Company expects that it will not renew the master leases for the remaining six properties but will assume all sub-tenant leases in the buildings and manage the operations of those buildings.
     The Company has 331 leases in its multi-tenanted buildings that expire in 2010, with each tenant lessee occupying an average of approximately 3,088 square feet. As of June 30, 2010, of the 188 leases that had expired, approximately 82% had renewed or expressed an intention to renew their leases. Management expects that the majority of the 143 leases remaining that had not expired at June 30, 2010 will be renewed.
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
     FFO for the three and six months ended June 30, 2010 was impacted unfavorably by higher interest expense recognized due to the debt refinancings that occurred during the latter half of 2009. As a result, interest expense for the three and six months ended June 30, 2010 compared to the same periods in 2009 was approximately $6.2 million higher, or $0.10 per diluted common share, and $12.5 million higher, or $0.20 per diluted common share, respectively. Conversely, FFO for the three and six months ended June 30, 2010 was positively impacted from approximately $1.2 million, or $0.02 per diluted common share, of proceeds received from the settlement of disputes with former tenants. Also, FFO for the six months ended June 30, 2009 included a re-measurement gain of $2.7 million, or $0.05 per diluted common share, recognized in connection with the acquisition of the remaining interests in a joint venture.
     The table below reconciles FFO to net income attributable to common stockholders for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Net Income Attributable to Common Stockholders	$6,474	$16,752	$11,068	$37,617

Gain on sales of real estate properties	(1,525)	(7,443)	(4,221)	(20,051)
Real estate depreciation and amortization	17,435	16,703	34,768	33,585

Total adjustments	15,910	9,260	30,547	13,534

Funds from Operations	$22,384	$26,012	$41,615	$51,151

Funds from Operations per Common Share — Basic	$0.36	$0.45	$0.69	$0.88

Funds from Operations per Common Share — Diluted	$0.36	$0.44	$0.67	$0.87

Weighted Average Common Shares Outstanding — Basic	61,340,739	58,128,489	60,654,907	58,153,637

Weighted Average Common Shares Outstanding — Diluted	62,382,409	58,899,618	61,690,322	58,897,895

Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Income from continuing operations for the three months ended June 30, 2010 was $5.0 million, compared to $8.7 million for the same period in 2009. Net income attributable to common stockholders for the three months ended June 30, 2010 was $6.5 million, or $0.11 per basic common share ($0.10 per diluted common share), compared to $16.8 million, or $0.29 per basic common share ($0.28 per diluted common share), for the same period in 2009.

	Three Months Ended
	June 30,		Change
(Dollars in thousands, except per share data)	2010	2009	$	%

REVENUES
Master lease rent	$14,752	$14,023	$729	5.2%
Property operating	47,350	45,866	1,484	3.2%
Straight-line rent	733	345	388	112.5%
Mortgage interest	469	978	(509)	-52.0%
Other operating	2,102	3,006	(904)	-30.1%

	65,406	64,218	1,188	1.8%

EXPENSES
General and administrative	3,545	5,329	(1,784)	-33.5%
Property operating	24,710	23,566	1,144	4.9%
Bad debt, net	(258)	127	(385)	-303.1%
Depreciation	16,817	15,418	1,399	9.1%
Amortization	1,332	1,346	(14)	-1.0%

	46,146	45,786	360	0.8%

OTHER INCOME (EXPENSE)
Interest expense	(15,569)	(9,985)	(5,584)	55.9%
Interest and other income, net	1,356	228	1,128	494.7%

	(14,213)	(9,757)	(4,456)	45.7%

INCOME FROM CONTINUING OPERATIONS	5,047	8,675	(3,628)	-41.8%

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(58)	696	(754)	-108.3%
Gain on sales of real estate properties	1,525	7,443	(5,918)	-79.5%

INCOME FROM DISCONTINUED OPERATIONS	1,467	8,139	(6,672)	-82.0%

NET INCOME	6,514	16,814	(10,300)	-61.3%

Less: Net income attributable to noncontrolling interests	(40)	(62)	22	-35.5%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,474	$16,752	$(10,278)	-61.4%

EARNINGS PER COMMON SHARE
Net income attributable to common stockholders — Basic	$0.11	$0.29	$(0.18)	-62.1%

Net income attributable to common stockholders — Diluted	$0.10	$0.28	$(0.18)	-64.3%

     Total revenues from continuing operations for the three months ended June 30, 2010 increased $1.2 million, or 1.8%, compared to the same period in 2009, mainly for the reasons discussed below:
     • Master lease rental income increased $0.7 million, or 5.2%. Master lease rental income increased approximately $0.9 million as a result of the Company’s 2009 acquisitions. The Company also recognized master lease income of $0.4 million related to a new master lease agreement executed during 2009 on a property whose income was previously reported in property operating income. These increases to master lease rent were partially offset by a reduction of approximately $0.5 million related to properties whose master leases had expired and the Company began recognizing the underlying tenant rents in property operating income.
     • Property operating income increased $1.5 million, or 3.2%, due mainly to the recognition of additional revenue of approximately $1.7 million resulting from the Company’s 2009 and 2010 real estate acquisitions and approximately $0.2 million resulting from properties that were previously under construction that commenced operations during 2009. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in an approximate $0.1 million in additional property operating income in the second quarter of 2010 compared to the same period in 2009. These increases in property operating income were partially offset by a $0.6 million decrease to property operating income related to a property whose gross revenues were previously reported in property operating income, but are now reported in master lease income upon execution of a new master lease agreement with the tenant.
     • Straight-line rent increased $0.4 million from 2009 to 2010 due to the straight-line rent recognized on leases subject to straight-lining from properties acquired in 2009 and 2010 totaling approximately $0.1 million, as well as additional straight-line rent recognized on leases with contractual rent increases totaling approximately $0.3 million.
     • Mortgage interest income decreased $0.5 million, or 52.0%, from 2009 to 2010 due mainly to the refinancing of a mortgage note upon the acquisition of the secured property by the Company’s consolidated joint venture.
     • Other operating income decreased $0.9 million, or 30.1%, due mainly to a decrease in property operating guaranty income of approximately $0.2 million resulting from the expiration of an agreement on one property. Also, the three months ended June 30, 2009 included $0.6 million of replacement rent pursuant to an agreement with an operator that expired on June 30, 2009.
     Total expenses for the three months ended June 30, 2010 increased $0.4 million, or 0.8%, compared to the same period in 2009, mainly for the reasons discussed below:
     • General and administrative expenses decreased $1.8 million, or 33.5%, due mainly to a decrease of approximately $0.8 million in expense resulting from a change in the named executive officer benefit arrangements upon retirement. Also, pension and deferred compensation expenses decreased by approximately $0.6 million due mainly to the Company’s chief executive officer’s deferred compensation awards becoming fully amortized.
     • Property operating expense increased $1.1 million, or 4.9%, due mainly to the recognition of additional expenses of approximately $0.6 million resulting from the Company’s 2009 and 2010 real estate acquisitions. Also, properties previously under construction that commenced operations during 2009 resulted in approximately $0.4 million in additional property operating expenses in 2010 compared to 2009. Property operating expense also increased approximately $0.2 million due to properties whose master leases expired, and the Company began incurring the underlying operating expenses of the buildings. These increases were partially offset by a $0.1 million decrease to property operating income resulting from the execution of a master lease agreement in the fourth quarter of 2009 on a property previously managed by the Company whose expenses were previously reported in property operating expense.
     • Bad debt expense decreased $0.4 million due mainly to collections received in 2010 for receivables previously reserved.
     • Depreciation expense increased $1.4 million, or 9.1%, due mainly to approximately $0.5 million in additional depreciation recognized related to the Company’s 2009 and 2010 real estate acquisitions and $0.4 million related to properties previously under construction that commenced operations during 2009. The remaining $0.5 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.
     Other income (expense) for the three months ended June 30, 2010 changed unfavorably by $4.5 million, or 45.7%, compared to the same period in 2009. Interest expense increased approximately $5.0 million due to the issuance of the

Senior Notes due 2017 and $1.5 million due to the mortgage debt incurred in December 2009. These increases were offset partially by a decrease in interest expense of approximately $0.4 million resulting mainly from a lower principal balance on the Unsecured Credit Facility due 2012, as well as increased capitalized interest of approximately $0.4 million. Also, during the second quarter of 2010, the Company received proceeds of approximately $1.2 million relating to the settlement of disputes with former tenants.
     Income from discontinued operations totaled $1.5 million and $8.1 million, respectively, for the three months ended June 30, 2010 and 2009, which includes the results of operations and gains on sale related to assets classified as held for sale or disposed of as of June 30, 2010. The Company disposed of one property during the second quarter of 2010, with one property remaining in held for sale at June 30, 2010.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Income from continuing operations for the six months ended June 30, 2010 was $6.1 million, compared to $16.1 million for the same period in 2009. Net income attributable to common stockholders for the six months ended June 30, 2010 was $11.1 million, or $0.18 per basic common share ($0.18 per diluted common share), compared to $37.7 million, or $0.65 per basic common share ($0.64 per diluted common share), for the same period in 2009.

	Six Months Ended
	June 30,		Change
(Dollars in thousands, except per share data)	2010	2009	$	%

REVENUES
Master lease rent	$29,683	$28,742	$941	3.3%
Property operating	93,496	88,771	4,725	5.3%
Straight-line rent	1,315	715	600	83.9%
Mortgage interest	1,107	1,468	(361)	-24.6%
Other operating	4,272	6,515	(2,243)	-34.4%

	129,873	126,211	3,662	2.9%

EXPENSES
General and administrative	8,276	12,295	(4,019)	-32.7%
Property operating	49,381	46,919	2,462	5.2%
Bad debt, net	(457)	562	(1,019)	-181.3%
Depreciation	33,387	30,559	2,828	9.3%
Amortization	2,633	2,827	(194)	-6.9%

	93,220	93,162	58	0.1%

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(480)	—	(480)	—
Re-measurement gain of equity interest upon acquisition	—	2,701	(2,701)	-100.0%
Interest expense	(31,880)	(19,996)	(11,884)	59.4%
Interest and other income, net	1,793	383	1,410	368.1%

	(30,567)	(16,912)	(13,655)	80.7%

INCOME FROM CONTINUING OPERATIONS	6,086	16,137	(10,051)	-62.3%

DISCONTINUED OPERATIONS
Income from discontinued operations	866	1,528	(662)	-43.3%
Impairment	—	(22)	22	-100.0%
Gain on sales of real estate properties	4,221	20,051	(15,830)	-78.9%

INCOME FROM DISCONTINUED OPERATIONS	5,087	21,557	(16,470)	-76.4%

NET INCOME	11,173	37,694	(26,521)	-70.4%

Less: Net income attributable to noncontrolling interests	(105)	(77)	(28)	36.4%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,068	$37,617	$(26,549)	-70.6%

EARNINGS PER COMMON SHARE
Net income attributable to common stockholders — Basic	$0.18	$0.65	$(0.47)	-72.3%

Net income attributable to common stockholders — Diluted	$0.18	$0.64	$(0.46)	-71.9%

     Total revenues from continuing operations for the six months ended June 30, 2010 increased $3.7 million, or 2.9%, compared to the same period in 2009, mainly for the reasons discussed below:
     • Master lease income increased $0.9 million, or 3.3%. Master lease rental income increased approximately $1.8 million as a result of the Company’s 2009 and 2010 real estate acquisitions. The Company also recognized master lease income of $0.9 million related to a new master lease agreement executed during 2009 on a property whose income was previously reported in property operating income, as well as approximately $0.5 million recognized due to annual rent and additional rent increases. These increases were offset partially by a decrease in master lease income of approximately $2.1 million from properties whose master leases had expired and the Company began recognizing the underlying tenant rents in property operating income during 2009.
     • Property operating income increased $4.7 million, or 5.3%, due mainly to the recognition of additional revenue of approximately $3.2 million resulting from the Company’s 2009 and 2010 real estate acquisitions. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $0.9 million in additional property operating income in 2010 compared to 2009, with the remainder of the increase of approximately $1.8 million mainly resulting from new leasing activity and annual rent increases. These increases in property operating income were partially offset by a $1.2 million decrease related to a property whose gross revenues were previously reported in property operating income, but are now reported in master lease income upon consummation of a master lease agreement with the tenant.
     • Straight-line rent increased $0.6 million due mainly to the straight-line rent recognized on leases subject to straight-lining from properties acquired in 2009 and 2010 totaling approximately $0.2 million, as well as additional straight-line rent recognized on leases with contractual rent increases totaling approximately $0.3 million.
     • Mortgage interest decreased $0.4 million, or 24.6%, due mainly to the refinancing of a mortgage note upon acquisition of the secured property by the Company’s consolidated joint venture.
     • Other operating income decreased $2.2 million, or 34.4%, due mainly to a decrease in property operating guaranty income of approximately $0.9 million mainly resulting from the expiration of agreements relating to five properties. Also, the six months ended June 30, 2009 included $1.3 million of replacement rent pursuant to an agreement with an operator that expired on June 30, 2009.
     Total expenses for the six months ended June 30, 2010 increased $0.1 million, or 0.1%, compared to the same period in 2009, mainly for the reasons discussed below:
     • General and administrative expenses decreased $4.0 million, or 32.7%. Approximately $2.0 million of the decrease resulted from a change in the named executive officer benefit arrangements upon retirement. Also, deferred compensation expense decreased by approximately $1.0 million due mainly to the Company’s chief executive officer’s awards becoming fully amortized. Further, certain general and administrative expenses incurred related to recent acquisitions of real estate properties totaling approximately $0.9 million were classified to the operating expenses of those properties.
     • Property operating expense increased $2.5 million, or 5.2%, due mainly to the recognition of additional expenses of approximately $1.0 million resulting from the Company’s 2009 and 2010 real estate acquisitions. Also, properties previously under construction that commenced operations during 2009 resulted in approximately $1.2 million in additional property operating expenses in 2010 compared to 2009. Property operating expense also increased approximately $1.0 million due to properties whose master leases expired, and the Company began incurring the underlying operating expenses of the buildings. These amounts were partially offset by a reduction in legal fees of approximately $0.7 million and a reduction in utilities and maintenance and repair of $0.9 million. Further, certain general and administrative expenses incurred related to recent acquisitions of real estate properties totaling approximately $0.8 million were classified to the operating expenses of those properties.
     • Bad debt expense decreased $1.0 million due mainly to collections received in 2010 for a receivable that was previously reserved of approximately $0.4 million and reversal of a tenant receivable and related reserve of approximately $0.5 million. The remaining decrease relates mainly to various reserves recorded in 2009 totaling approximately $0.2 million.
     • Depreciation expense increased $2.8 million, or 9.3%, due mainly to approximately $1.0 million in additional depreciation recognized from the Company’s 2009 and 2010 real estate acquisitions and $0.8 million related to properties previously under construction that commenced operations during 2009. The remaining $1.0 million increase was mainly due to additional depreciation expense recognized related to various building and tenant improvement expenditures.
     Other income (expense) for the six months ended June 30, 2010 decreased unfavorably by $13.7 million, or 80.7%, compared to the same period in 2009, mainly for the reasons discussed below:

     • The Company recognized a $0.5 million loss on the early extinguishment of debt relating to the repurchases of the Senior Notes due 2011 during 2010.
     • The Company recognized a $2.7 million gain related to the valuation and re-measurement of the Company’s equity interest in a joint venture in connection with the Company’s acquisition of the remaining equity interests in the joint venture in 2009.
     • Interest expense increased $11.9 million, or 59.4%. Interest expense increased approximately $10.0 million due to the issuance of the Senior Notes due 2017 and approximately $3.0 million due to the mortgage debt entered into in December 2009. These increases were offset partially by a decrease in interest expense of approximately $0.5 million resulting mainly from a lower principal balance and interest rate on the Unsecured Credit Facility due 2012, $0.2 million due to the early extinguishment of a portion of the Senior Notes due 2011, as well as an increase in capitalized interest of approximately $0.4 million.
     • During 2010, the Company received proceeds of approximately $1.2 million relating to the settlement of disputes with former tenants.
     Income from discontinued operations totaled $5.1 million and $21.6 million, respectively, for the six months ended June 30, 2010 and 2009, which includes the results of operations, gains on sale, and impairment charges related to assets classified as held for sale or disposed of as of June 30, 2010. The Company disposed of six properties during the first six months of 2010, with one property remaining in held for sale at June 30, 2010.
Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under the Unsecured Credit Facility, or from other private debt or equity offerings. For the three months ended June 30, 2010, the Company generated approximately $49.5 million in cash from operations and used approximately $50.9 million in total cash in investing and financing activities, including dividend payments, as detailed in the Company’s Condensed Consolidated Statements of Cash Flows.
Interest Expense
     Interest expense for the Company has increased significantly in 2010. In the third quarter of 2009, the Company amended and restated its Unsecured Credit Facility and then in the fourth quarter of 2009 repaid most of the outstanding balance on the Unsecured Credit Facility with proceeds from the issuance of $300.0 million of Senior Notes due 2017 and $80.0 million of mortgage debt due December 2016. The variable rate of the Unsecured Credit Facility increased to 2.80% over LIBOR with a 0.40% facility fee from 0.90% over LIBOR with a 0.20% facility fee (rate at June 30, 2010 was 3.15%). Also contributing to the higher interest expense are the Senior Notes due 2017 that bears interest at a fixed rate of 6.50% per annum and the mortgage debt due December 2016 that bears interest at a fixed rate of 7.25%.
Contractual Obligations
     The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of June 30, 2010, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2010 through 2011 are included in the table below. At June 30, 2010, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	2010	2011	Total

Long-term debt obligations, including interest (1)	$35,647	$335,057	$370,704
Operating lease commitments (2)	2,149	5,214	7,363
Construction in progress (3)	35,431	61,237	96,668
Tenant improvements (4)	—	—	—
Construction loan obligation (5)	432	—	432
Pension obligations (6)	2,240	—	2,240

Total contractual obligations	$75,899	$401,508	$477,407

(1)	Includes estimated interest due on total debt other than on the Unsecured Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements.

(2)	Includes primarily two corporate office leases and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes cash flow projections for the remainder of 2010 and 2011 related to the construction of four buildings. The table above does not include budgeted amounts designated for tenant improvements which the Company is not obligated to fund until tenant leases are executed.

(4)	The Company has various remaining first-generation tenant improvements budgeted as of June 30, 2010 totaling approximately $28.1 million related to properties that were developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company has not included these budgeted amounts in the table above.

(5)	The Company’s remaining commitment at June 30, 2010 related to two construction loans.

(6)	In November 2009, the Company terminated its Retirement Plan for Outside Directors and will pay to each director in the plan a lump sum payment totaling each director’s accumulated pension benefit. In May 2010, one non-employee director retired and received approximately $0.3 million in pension benefits. The accumulated pension benefits for the remaining non-employee directors will be paid in November 2010, aggregating approximately $2.2 million which is reflected in the table above. Also, at December 31, 2009, the last measurement date, one employee, the Company’s chief executive officer, was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.9 million as of December 31, 2009. However, because the Company’s chief executive officer has no present intention to retire, the Company has not projected when the retirement benefits would be paid to the officer in this table. At June 30, 2010, the Company had recorded a $16.6 million liability, included in other liabilities, related to its pension plan obligations.
     As of June 30, 2010, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 44.4%, and its earnings (from continuing operations) covered fixed charges at a ratio of 1.03 to 1.00 for the six months ended June 30, 2010. At June 30, 2010, the Company had $20.0 million outstanding under the Unsecured Credit Facility, with a weighted average interest rate of approximately 3.15%, and had borrowing capacity remaining, under its financial covenants, of approximately $530.0 million.
     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth (as defined in the agreements) and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2010, the Company was in compliance with the financial covenant provisions under its various debt instruments.
Security Deposits and Letters of Credit
     As of June 30, 2010, the Company had approximately $6.6 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Other Development Activity
     In addition to the projects currently under construction, the Company continues to finance the development of a six-facility outpatient campus with a budget totaling approximately $72.0 million. At June 30, 2010, the Company had funded $56.4 million towards the project. Four of the buildings have been constructed. The Company, through its consolidated joint venture, acquired three of the completed buildings and the fourth building was sold to a third party. Construction of the remaining two buildings has not yet begun, but the Company expects to fund the remaining $15.6 million during 2010 and 2011. The consolidated joint venture will have an option to purchase the two remaining buildings at a fair market value price upon completion and full occupancy.
At-The-Market Equity Offering Program

     The Company has in place an at-the-market equity offering program with an investment bank under which the Company sells shares of its common stock from time to time. At June 30, 2010, the Company had approximately 3.1 million shares available for issuance under the program.
     During the first six months ended June 30, 2010, the Company sold 2,559,200 shares of common stock through its at-the-market equity offering program, generating approximately $59.2 million in net proceeds. Subsequent to June 30, 2010, the Company sold an additional 412,000 shares of common stock, generating approximately $9.5 million in net proceeds.
     The proceeds from these sales are generally used to fund the Company’s development activities and are used to repay balances outstanding under the Unsecured Credit Facility.
Dividends
     The Company has paid and expects to continue to pay quarterly dividends of $0.30 per common share during 2010. On August 3, 2010, the Company’s Board of Directors declared a common stock cash dividend for the three months ended June 30, 2010 of $0.30 per share, payable on September 2, 2010. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.
Liquidity
     Net cash provided by operating activities was $49.5 million and $45.8 million for the six months ended June 30, 2010 and 2009, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors. The Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 20 years and have annual rate increases based generally on consumer price indices.
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
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended June 30, 2010, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
     The Company and two affiliates, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs allege that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and seek a refund of such overpayments. Plaintiffs have not specified their damages in the complaint, but based on written discovery responses, the Company estimates the plaintiffs are seeking up to $2.0 million, plus pre- and post-judgment interest. The two leases were terminated by agreement with the plaintiffs in 2003. The Company denies that it is liable to the plaintiffs for any refund of rent paid and will continue to defend the case vigorously. A trial is scheduled for April 2011.
     The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors.
     In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 6.	Exhibits.

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 4.7	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.8	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto) (5)

Exhibit 10.1	Amendment No. 1, dated as of May 12, 2010, to the Amended and Restated Credit Agreement, dated as of September 30, 2009 by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named therein (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Executive Vice President and Chief Financial Officer

Date: August 9, 2010

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.3	First Supplemental Indenture, dated as of May 15, 2001, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly First Union National Bank, as Trustee) (3)

Exhibit 4.4	Form of 8.125% Senior Note Due 2011 (3)

Exhibit 4.5	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (4)

Exhibit 4.6	Form of 5.125% Senior Note Due 2014 (4)

Exhibit 4.7	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.8	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto) (5)

Exhibit 10.1	Amendment No. 1, dated as of May 12, 2010, to the Amended and Restated Credit Agreement, dated as of September 30, 2009 by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named therein (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.