Form 10-Q
period 2010-09-30
HEALTHCARE REALTY TRUST INC
filed 2010-11-08
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
Yes ☐ No ☑
As of October 31, 2010, 64,426,375 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS

Real estate properties:
Land	$148,356	$135,495
Buildings, improvements and lease intangibles	2,172,818	1,977,264
Personal property	17,974	17,509
Construction in progress	58,070	95,059

	2,397,218	2,225,327
Less accumulated depreciation	(474,120)	(433,634)

Total real estate properties, net	1,923,098	1,791,693

Cash and cash equivalents	11,177	5,851

Mortgage notes receivable	27,134	31,008

Assets held for sale and discontinued operations, net	17,592	17,745

Other assets, net	90,862	89,467

Total assets	$2,069,863	$1,935,764

LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,138,200	$1,046,422

Accounts payable and accrued liabilities	61,400	55,043

Liabilities of discontinued operations	1,229	251

Other liabilities	46,025	43,900

Total liabilities	1,246,854	1,145,616

Commitments and contingencies

Equity:

Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 64,149,158 and 60,614,931 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	641	606

Additional paid-in capital	1,602,078	1,520,893

Accumulated other comprehensive loss	(4,628)	(4,593)

Cumulative net income attributable to common stockholders	795,785	787,965

Cumulative dividends	(1,574,586)	(1,518,105)

Total stockholders’ equity	819,290	786,766

Noncontrolling interests	3,719	3,382

Total equity	823,009	790,148

Total liabilities and equity	$2,069,863	$1,935,764

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three Months Ended September 30, 2010 and 2009
(Dollars in thousands, except per share data)
(Unaudited)

	2010	2009
REVENUES
Master lease rent	$14,054	$13,833
Property operating	47,714	45,024
Straight-line rent	626	704
Mortgage interest	601	658
Other operating	2,128	2,110

	65,123	62,329

EXPENSES
General and administrative	4,243	5,107
Property operating	26,671	23,537
Bad debt, net	39	(133)
Depreciation	17,115	15,499
Amortization	1,237	1,236

	49,305	45,246

OTHER INCOME (EXPENSE)
Interest expense	(15,923)	(9,535)
Interest and other income, net	187	292

	(15,736)	(9,243)

INCOME FROM CONTINUING OPERATIONS	82	7,840

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(121)	1,115
Impairments	(7,361)	—
Gain on sales of real estate properties	4,092	84

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(3,390)	1,199

NET INCOME (LOSS)	(3,308)	9,039

Less: Net loss attributable to noncontrolling interests	60	65

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,248)	$9,104

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.00	$0.13
Discontinued operations	(0.05)	0.03

Net income (loss) attributable to common stockholders	$(0.05)	$0.16

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.00	$0.13
Discontinued operations	(0.05)	0.02

Net income (loss) attributable to common stockholders	$(0.05)	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	62,369,773	58,174,482

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	63,424,706	59,064,066

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.300	$0.385

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands, except per share data)
(Unaudited)

	2010	2009
REVENUES
Master lease rent	$43,309	$41,609
Property operating	140,000	132,825
Straight-line rent	1,952	1,452
Mortgage interest	1,708	2,126
Other operating	6,399	8,623

	193,368	186,635

EXPENSES
General and administrative	12,513	17,397
Property operating	75,089	69,518
Bad debt, net	(438)	425
Depreciation	50,000	45,556
Amortization	3,869	4,063

	141,033	136,959

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(480)	—
Re-measurement gain of equity interest upon acquisition	—	2,701
Interest expense	(47,803)	(29,531)
Interest and other income, net	1,800	675

	(46,483)	(26,155)

INCOME FROM CONTINUING OPERATIONS	5,852	23,521

DISCONTINUED OPERATIONS
Income from discontinued operations	1,060	3,098
Impairments	(7,361)	(22)
Gain on sales of real estate properties	8,313	20,136

INCOME FROM DISCONTINUED OPERATIONS	2,012	23,212

NET INCOME	7,864	46,733

Less: Net income attributable to noncontrolling interests	(44)	(12)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,820	$46,721

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.10	$0.40
Discontinued operations	0.03	0.40

Net income attributable to common stockholders	$0.13	$0.80

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.10	$0.40
Discontinued operations	0.03	0.39

Net income attributable to common stockholders	$0.13	$0.79

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	61,232,810	58,150,024

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	62,269,413	58,950,870

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.900	$1.155

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income	$7,864	$46,733
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,484	52,889
Stock-based compensation	1,845	3,286
Straight-line rent receivable	(1,923)	(1,348)
Straight-line rent liability	309	336
Gain on sales of real estate properties	(8,313)	(20,136)
Loss on extinguishment of debt	480	—
Re-measurement gain of equity interest upon acquisition	—	(2,701)
Impairments	7,361	22
Provision for bad debt, net	(418)	429
State income taxes paid, net of refunds	(503)	(662)
Payment of partial pension settlement	(342)	(2,300)
Changes in operating assets and liabilities:
Other assets	(6,923)	(1,003)
Accounts payable and accrued liabilities	9,861	11,984
Other liabilities	2,193	(5,148)

Net cash provided by operating activities	68,975	82,381

INVESTING ACTIVITIES
Acquisition and development of real estate properties	(183,653)	(99,253)
Funding of mortgages and notes receivable	(13,921)	(13,183)
Investments in unconsolidated joint venture	—	(184)
Proceeds from sales of real estate	33,321	83,441
Proceeds from mortgages and notes receivable repayments	7,385	205

Net cash used in investing activities	(156,868)	(28,974)

FINANCING ACTIVITIES
Net borrowings on unsecured credit facilities	81,000	44,000
Repayments on notes and bonds payable	(1,759)	(22,640)
Repurchase of notes payable	(8,556)	—
Quarterly dividends paid	(56,481)	(68,530)
Proceeds from issuance of common stock	79,467	534
Common stock redemptions	—	(8)
Capital contributions received from noncontrolling interests	686	1,771
Distributions to noncontrolling interest holders	(399)	(191)
Equity issuance costs	(23)	—
Debt issuance and assumption costs	(716)	(7,393)

Net cash provided by (used in) financing activities	93,219	(52,457)

Increase in cash and cash equivalents	5,326	950
Cash and cash equivalents, beginning of period	5,851	4,138

Cash and cash equivalents, end of period	$11,177	$5,088

Supplemental Cash Flow Information:
Interest paid	$40,048	$26,953
Capitalized interest	$7,729	$7,260
Invoices accrued for construction, tenant improvement and other capitalized costs	$11,914	$15,891
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$19,880	$11,716
Mortgage note payable disposed of upon sale of joint venture interest	$—	$5,425
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2009, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
     Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.4 billion in 209 real estate properties and mortgages as of September 30, 2010, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 202 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 28 states, totaling approximately 13.0 million square feet. As of September 30, 2010, the Company provided property management services to approximately 9.0 million square feet nationwide.
Principles of Consolidation
     The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, partnerships, and joint ventures where the Company controls the operating activities. The Company consolidates two joint ventures, with the same joint venture partner, in which it has a controlling interest. Included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2010 was approximately $106.2 million in real estate investments, including construction notes receivable from the noncontrolling interest holder related to these two consolidated joint ventures. The Company reports noncontrolling interests as equity and reports the related net income (loss) attributable to the noncontrolling interests as part of consolidated net income in its Condensed Consolidated Financial Statements. The Company also has an investment in an unconsolidated joint venture that is included in other assets with its related income recognized in other income (expense) on the Company’s Condensed Consolidated Financial Statements.
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
Revenue Recognition
General
     The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must be met before a company may recognize revenue, including: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset); the price has been fixed or is determinable; and collectability is reasonably assured. Income received but not yet earned is deferred until such time it is earned. Deferred revenue is included in other liabilities on the Company’s Condensed Consolidated Balance Sheets.
     The Company derives most of its revenues from its real estate and mortgage notes receivable portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsors or borrowers. These contractual arrangements generally fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in master lease rent, property operating income, or mortgage interest income on the Company’s Condensed Consolidated Statements of Operations, based on the type of contractual agreement.
Rental Income
     Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company’s lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index. The Company’s multi-tenant office lease arrangements also generally allow for operating expense recoveries which the Company calculates and bills to its tenants. Rental income from properties under master lease arrangements with tenants is included in master lease rent, and rental income from properties with multi-tenant office lease arrangements is included in property operating income on the Company’s Condensed Consolidated Statements of Operations.
Interest Income
     Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortization period specific to each note. Loan origination fees received are deferred and are recognized to mortgage interest income over the estimated life of the loan.
Property Operating Income
     As of September 30, 2010, the Company had eight real estate properties subject to property operating agreements that obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to the Company for the shortfall under the terms of these agreements. The Company recognizes any shortfall income in other operating income on the Company’s Condensed Consolidated Statements of Operations.
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
     The Company must pay certain state income taxes which are generally included in general and administrative expense on the Company’s Condensed Consolidated Statements of Operations.
     The Company classifies interest and penalties related to uncertain tax positions, if any, in its Condensed Consolidated Financial Statements as a component of general and administrative expense.
Incentive Plans
     The Company has various outstanding employee and non-employee stock-based awards, including restricted stock issued under its incentive plans, and options granted to employees pursuant to its employee stock purchase plan. The Company recognizes compensation expense for these awards based on the grant date fair value of the awards ratably over the requisite service period.
Accounting for Defined Benefit Pension Plans
     The Company has a pension plan under which three employees may receive benefits upon retirement and the completion of five years of service with the Company. The plan is unfunded and benefits will be paid from earnings of the Company. The Company recognizes pension expense on an accrual basis over an estimated service period. The Company calculates pension expense and the corresponding liability annually on the measurement date (December 31) which requires certain assumptions, such as a discount rate and the recognition of actuarial gains and losses.
     The Company also had a pension plan under which the Company’s non-employee directors would receive retirement benefits upon normal retirement (defined to be when the director reached age 65 and had completed at least five years of service or when the director reached age 60 and had completed at least 15 years of service). The Company terminated the pension plan for these directors in November 2009. As a result, in late November 2010, the Company will make lump sum payments, totaling approximately $2.2 million, which represent the non-employee directors’ aggregate accumulated pension benefits payable. A former non-employee director, who retired from the Board in May 2010, received payment upon retirement of approximately $0.3 million.
Operating Leases
     As described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company is obligated under operating lease agreements consisting primarily of its corporate office lease and various ground leases related to the Company’s real estate investments where the Company is the lessee.
Discontinued Operations and Assets Held for Sale
     The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Operations. A company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets classified as held for sale on the Company’s Condensed Consolidated Balance Sheets are reported at the lower of their carrying amount or their estimated fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale or anticipated sale of such properties are characterized as impairment losses relating to discontinued operations in the Company’s Condensed Consolidated Statements of Operations. See Note 3 for a detail of the Company’s assets held for sale and discontinued operations.
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
     In connection with its acquisitions of real estate assets during 2010, the Company assumed two mortgage notes payable. The valuation of the mortgage notes payable was determined using level two inputs. Levels 2 and 3 were used to fair value the assets classified as held for sale during the third quarter of 2010, which is discussed in more detail in Note 3.
Real Estate Properties
     Real estate properties are recorded at fair value at the acquisition date. The fair value of real estate properties acquired is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property based upon estimated fair values at the time of acquisition.
     The Company also capitalizes direct construction and development costs, including interest, to all consolidated real estate properties that are under construction and substantive activities are ongoing to prepare the asset for its intended use. The Company considers a building as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred.

Note 2. Real Estate and Mortgage Notes Receivable Investments
     The Company had investments of approximately $2.4 billion in 209 real estate properties and mortgage notes receivable as of September 30, 2010, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 202 owned real estate properties, excluding assets classified as held for sale, are located in 28 states and comprise approximately 13.0 million total square feet. The table below details the Company’s investments.

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%

Owned properties:
Master leases
Medical office	11	$100,228	4.1%	548	4.2%
Physician clinics	13	106,016	4.4%	585	4.5%
Ambulatory care/surgery	4	27,225	1.1%	108	0.8%
Specialty outpatient	2	4,852	0.2%	23	0.2%
Specialty inpatient	13	234,680	9.6%	916	7.1%
Other	9	35,933	1.5%	372	2.9%

	52	508,934	20.9%	2,552	19.7%

Property operating agreements
Medical office	8	83,999	3.5%	624	4.8%

	8	83,999	3.5%	624	4.8%

Multi-tenanted with occupancy leases
Medical office	110	1,388,550	57.2%	7,791	60.1%
Medical office — stabilization in progress	9	249,487	10.3%	951	7.3%
Medical office — construction in progress	3	39,798	1.7%	405	3.1%
Physician clinics	14	45,842	1.9%	296	2.3%
Ambulatory care/surgery	4	35,083	1.4%	212	1.6%
Specialty outpatient	1	2,297	0.1%	10	0.1%
Other	1	10,141	0.4%	126	1.0%

	142	1,771,198	73.0%	9,791	75.5%

Land held for development	—	18,272	0.8%	—	—
Corporate property	—	14,815	0.6%	—	—

	—	33,087	1.4%	—	—

Total owned properties	202	2,397,218	98.8%	12,967	100.0%

Mortgage loans:
Medical office	3	4,975	0.2%	—	—
Physician clinics	2	16,793	0.7%	—	—
Specialty inpatient	1	5,366	0.2%	—	—

	6	27,134	1.1%	—	—

Unconsolidated joint venture:
Other	1	1,266	0.1%	—	—

	1	1,266	0.1%	—	—

Total real estate investments	209	$2,425,618	100.0%	12,967	100.0%

Note 3. Acquisitions and Dispositions
Asset Acquisitions
     During the first nine months of 2010, the Company completed the following real estate acquisitions:
•	During the first quarter, the Company acquired, through a consolidated joint venture, a 68,534 square foot, on-campus medical office building in Iowa for a purchase price of $13.8 million from the joint venture’s noncontrolling interest holder. The Company had provided $9.9 million in mortgage financing on the building prior to acquisition by the joint venture. Upon acquisition, this mortgage was refinanced with a permanent mortgage note payable to the Company which is eliminated in consolidation.

•	During the third quarter, the Company acquired:
o	a 73,331 square foot medical office building in Ohio, adjacent to a 287-bed acute-care hospital, for a purchase price of $14.5 million. The Company assumed a $4.2 million mortgage note payable with this acquisition, which has a fixed interest rate of 5.53% and matures in 2018. The building is 100% leased, with lease expirations through 2017;
o	a 134,032 square foot, on-campus medical office building in Indiana for a purchase price of $23.3 million, including a $0.3 million prepaid ground lease payment. The building is 100% leased, with lease expirations through 2020;
o	two adjacent medical office buildings in Colorado, aggregating 112,155 square feet, for a purchase price of $30.0 million. In the aggregate, the buildings are 89% leased, with lease expirations through 2020. The Company assumed a mortgage note payable related to one of the buildings totaling $15.7 million ($15.2 million with a $0.5 million fair value adjustment) which bears an effective interest rate of 6.55% and matures in 2013; and
o	four medical office buildings, adjacent to two separate acute-care hospitals, in Texas for a purchase price of $69.5 million. The portfolio includes 272,671 square feet of on-campus medical office buildings and is approximately 98% leased, with lease expirations through 2022. The Company plans to acquire from the same seller an additional 29,000 square foot building, adjacent to one of the other buildings, during the fourth quarter of 2010 for approximately $6.9 million.
     On November 3, 2010, the Company executed a purchase and sale agreement to acquire an 80,000 square foot, on-campus medical office building in Colorado for approximately $19 million. The building is over 90% leased and the Company expects to acquire the building during the fourth quarter of 2010, subject to the completion of normal and customary due diligence procedures.
     During the first nine months of 2010, the Company funded the following mortgage notes receivable:
•	During the first quarter, the Company began funding a loan towards the construction of a $3.2 million medical office building in Iowa by its joint venture partner. The Company had funded $2.3 million of the loan before it was repaid in full by the borrower in the third quarter of 2010.

•	During the third quarter, the Company:
o	began funding a $40.0 million loan for the construction of a 48-bed general acute-care hospital in South Dakota by its joint venture partner. At September 30, 2010, the Company had funded approximately $5.9 million of the loan. The Company received an origination fee of $0.6 million in conjunction with this loan that will be amortized to mortgage interest income over the term of the loan. As of September 30, 2010, the Company had recognized $0.1 million of the loan origination in mortgage interest income on the Company’s Condensed Consolidated Statements of Operations. Should the health system elect to lease rather than acquire the property upon completion, one of the Company’s consolidated joint ventures will acquire the hospital at cost;
o	began funding a $12.4 million loan for the construction of a medical office building in Texas. As of September 30, 2010, the Company had funded $0.6 million of the loan. The Company has the option to acquire the medical office building from the developer twelve months after the building is completed in mid-2011; and
o	entered into two mortgage notes receivable totaling $18.4 million with its joint venture partner to fund construction of two medical office buildings in Iowa as part of the development of a six-facility outpatient campus. As of September 30, 2010, the Company had funded $4.4 million on the notes and expects to fund the remaining $14.0 million through 2012. The Company, through one of its consolidated joint ventures, will have an option to purchase the two buildings at a fair market value price upon completion and full occupancy. Concurrently upon funding the two mortgage notes, an existing mortgage note receivable totaling $4.3 million was repaid by the joint venture partner. The other four buildings on the campus have been completed.
     The following table summarizes the Company’s year-to-date acquisitions and financings through September 30, 2010.

				Mortgage	Mortgage
		Cash		Note	Notes Payable		Square
(dollars in millions)	Date Acquired	Consideration	Real Estate	Financing	Assumed	Other	Footage

Real estate acquisitions (1)
Iowa	03/26/2010	$2.9	$14.7	$(9.9)	$—	$(1.9)	68,534
Ohio	08/13/2010	10.3	14.5	—	(4.2)	—	73,331
Indiana	08/27/2010	23.6	23.3	—	—	0.3	134,032
Colorado (2)	08/31/2010	14.8	31.0	—	(15.7)	(0.5)	112,155
Texas	09/23/2010	69.0	69.5	—	—	(0.5)	272,671

		120.6	153.0	(9.9)	(19.9)	(2.6)	660,723

Mortgage note financing
Iowa (3)	01/26/2010	2.3	—	2.3	—	—	—
Texas	07/01/2010	0.6	—	0.6	—	—	—
South Dakota	07/26/2010	5.3	—	5.3	—	—	—
Iowa	08/30/2010	4.4	—	4.4	—	—	—

		12.6	—	12.6	—	—	—

		$133.2	$153.0	$2.7	$(19.9)	$(2.6)	660,723

(1)	The Company expensed $0.6 million and $0.7 million, respectively, in transaction costs during the three and nine months ended September 30, 2010 related to these acquisitions.

(2)	The mortgage note payable assumed in the Colorado acquisition includes a fair value adjustment of $0.5 million.

(3)	This mortgage note was repaid during the third quarter of 2010.
Asset Dispositions and Potential Dispositions
     During the first quarter of 2010, the Company disposed of five properties in Virginia that were previously classified as held for sale and in which the Company had an aggregate net investment of approximately $16.0 million. The Company received approximately $19.2 million in net proceeds and $0.8 million in lease termination fees. The Company recognized a gain on sale of approximately $2.7 million, net of straight-line rent receivables written-off.
     During the second quarter of 2010, the Company sold a 14,563 square foot specialty outpatient facility in Florida in which the Company had an aggregate net investment of approximately $2.4 million. The Company received approximately $4.0 million in net cash proceeds and recognized a gain on sale of approximately $1.5 million, net of straight-line rent receivables written-off.
     During the third quarter of 2010, the Company sold a 25,000 square foot ambulatory surgery center in Florida in which the Company had an aggregate net investment of approximately $5.0 million. The Company received approximately $9.7 million in net cash proceeds and recognized a gain on sale of approximately $4.1 million, net of straight-line rent receivables written-off.
     On October 27, 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana from the Company pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the properties was approximately $8.2 million at September 30, 2010, and revenues recognized for the three and nine months ended September 30, 2010 was approximately $0.7 million and $2.0 million, respectively. The Company expects the transaction to close during the third quarter of 2011 with an aggregate purchase price of approximately $17.3 million, resulting in a net gain of approximately $9.1 million.
Discontinued Operations and Assets Held for Sale
     During the third quarter of 2010, the Company sold one property in Florida, as discussed in the preceding paragraph, and reclassified six properties located in five states to held for sale. In the aggregate, the Company’s gross investment in the six properties was approximately $28.1 million ($16.3 million, net) at September 30, 2010 with an aggregate square footage of approximately 214,000 feet. In conjunction with management’s decision to sell, the Company tested each of the six properties for impairment and determined that impairment charges totaling $7.4 million, or $0.12 per basic and diluted common share, were warranted. A company must record an impairment charge on a property held for sale if its carrying value exceeds its estimated fair value less costs to sell. Fair value amounts used to calculate impairment were based on sale prices in executed purchase and sale agreements on two properties, estimated sales prices with potential buyers on two properties, and on broker estimates of fair value on two properties. In October 2010, one of the six properties classified as held for sale, an 11,963 square foot specialty outpatient facility, was sold for $1.1 million.
     The tables below detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Operations and in assets and liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheets. At September 30, 2010 and December 31, 2009, the Company had seven and six properties, respectively, classified as held for sale. Five of the properties held for sale at December 31, 2009 were sold in January 2010 and one remains classified as held for sale.

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Balance Sheet data (as of the period ended):
Land	$8,025	$3,374
Buildings, improvements and lease intangibles	21,466	22,178
Personal property	214	—

	29,705	25,552
Accumulated depreciation	(12,475)	(8,697)

Assets held for sale, net	17,230	16,855

Other assets, net (including receivables)	362	890

Assets of discontinued operations, net	362	890

Assets held for sale and discontinued operations, net	$17,592	$17,745

Accounts payable and accrued liabilities	$368	$—
Other liabilities	861	251

Liabilities of discontinued operations	$1,229	$251

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Statements of Operations data (for the period ended):
Revenues
Master lease rent	$162	$1,139	$1,594	$4,841
Property operating	584	614	1,794	2,412
Straight-line rent	(21)	(28)	(29)	(104)
Other operating	—	1	1	218

	725	1,726	3,360	7,367

Expenses
General and administrative	2	—	8	6
Property operating	590	461	1,713	2,117
Bad debt, net	—	(24)	20	(16)
Depreciation	252	407	782	1,810

	844	844	2,523	3,917

Other Income (Expense)
Interest expense	—	(52)	—	(636)
Interest and other income, net	(2)	285	223	284

	(2)	233	223	(352)

Discontinued Operations
Income (loss) from discontinued operations	(121)	1,115	1,060	3,098
Impairments	(7,361)	—	(7,361)	(22)
Gain on sales of real estate properties	4,092	84	8,313	20,136

Income (Loss) from Discontinued Operations	$(3,390)	$1,199	$2,012	$23,212

Income (Loss) from Discontinued Operations per common share — basic	$(0.05)	$0.03	$0.03	$0.40

Income (Loss) from Discontinued Operations per common share — diluted	$(0.05)	$0.02	$0.03	$0.39

Note 4. Notes and Bonds Payable
     The table below details the Company’s notes and bonds payable as of September 30, 2010 and December 31, 2009.

	Sept. 30,	Dec. 31,	Maturity	Contractual	Principal	Interest
(Dollars in thousands)	2010	2009	Dates	Interest Rates	Payments	Payments

Unsecured Credit Facility due 2012	$131,000	$50,000	9/12	LIBOR + 2.80%	At maturity	Quarterly
Senior Notes due 2011, including premium	278,376	286,655	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	264,192	264,090	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017, net of discount	298,160	297,988	1/17	6.500%	At maturity	Semi-Annual
Mortgage notes payable, net of discounts and including premium	166,472	147,689	4/13-10/30	5.000%-7.625%	Monthly	Monthly

	$1,138,200	$1,046,422

     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2010, the Company was in compliance with the financial covenant provisions under its various debt instruments.
Unsecured Credit Facility due 2012
     On September 30, 2009, the Company entered into an amended and restated $550.0 million unsecured credit facility (the “Unsecured Credit Facility”) that matures on September 30, 2012 with a syndicate of 16 lenders. Amounts outstanding under the Unsecured Credit Facility bear interest at a rate equal to (x) LIBOR or the base rate (defined as the highest of (i) the Federal Funds Rate plus 0.5%; (ii) the Bank of America prime rate and (iii) LIBOR) plus (y) a margin ranging from 2.15% to 3.20% (currently 2.80%) for LIBOR-based loans and 0.90% to 1.95% for base rate loans (currently 1.55%), based upon the Company’s unsecured debt ratings. In addition, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee is 0.40% per annum, unless the Company’s credit rating falls below a BBB-/Baa3, at which point the facility fee would be 0.50%. At September 30, 2010, the Company had $131.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 3.06% and had borrowing capacity remaining, under its financial covenants, of approximately $419.0 million.
Senior Notes due 2011
     In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125% per annum, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. The original discount is combined with the premium resulting from the termination of interest rate swaps in 2006 that were entered into to offset changes in the fair value of $125.0 million of the notes. The net premium is combined with the principal balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets and is being amortized against interest expense over the remaining term of the notes. Also, during 2010, the Company repurchased $8.1 million and previously had repurchased $13.7 million of the Senior Notes due 2011, amortizing a pro-rata portion of the premium upon such repurchases. The Company recognized an expense of approximately $0.5 million related to its 2010 repurchases, which will be offset by interest savings over the remaining term of the Senior Notes due 2011. At September 30, 2010, the Senior Notes due 2011 yielded an effective interest rate of 7.896%. The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Condensed Consolidated Balance Sheets.

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Senior Notes due 2011 face value	$278,221	$286,300
Unamortized net gain (net of discount)	155	355

Senior Notes due 2011 carrying amount	$278,376	$286,655

Senior Notes due 2014
     In 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125% per annum, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, yielding an effective interest rate of 5.19% per annum. In previous years, the Company had repurchased approximately $35.3 million of the Senior Notes due 2014, amortizing a pro-rata portion of the discount upon such repurchases. At September 30, 2010, the Senior Notes due 2014 yielded an effective interest rate of 5.190%. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets.

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(545)	(647)

Senior Notes due 2014 carrying amount	$264,192	$264,090

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

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,840)	(2,012)

Senior Notes due 2017 carrying amount	$298,160	$297,988

Mortgage Notes Payable
     The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Condensed Consolidated Balance Sheets.

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Mortgage Notes payable principal balance	$173,013	$155,355
Unaccreted discount, net	(6,541)	(7,666)

Mortgage Notes payable carrying amount	$166,472	$147,689

     The following table further details the Company’s mortgage notes payable, with related collateral, at September 30, 2010.

						Investment in
		Effective		Number		Collateral at	Balance at
	Original	Interest	Maturity	of Notes at		September 30,	Sep. 30,	Dec. 31,
(Dollars in millions)	Balance	Rate (12)	Date	Sept. 30, 2010	Collateral (13)	2010	2010	2009

Life Insurance Co. (1)	$4.7	7.765%	1/17	1	MOB	$11.4	$2.3	$2.5
Commercial Bank (2)	1.8	5.550%	10/30	1	OTH	7.9	1.7	1.7
Life Insurance Co. (3)	15.1	5.490%	1/16	1	MOB	32.5	13.6	13.9
Commercial Bank (4)	17.4	6.480%	5/15	1	MOB	19.9	14.5	14.4
Commercial Bank (5)	12.0	6.110%	7/15	1	2 MOBs	19.5	9.7	9.7
Commercial Bank (6)	15.2	7.650%	7/20	1	MOB	20.1	12.8	12.8
Life Insurance Co. (7)	1.5	6.810%	7/16	1	SOP	2.2	1.2	1.2
Commercial Bank (8)	12.9	6.430%	2/21	1	MOB	20.6	11.5	11.6
Investment Fund (9)	80.0	7.250%	12/16	1	15 MOBs	153.8	79.4	79.9
Life Insurance Co. (10)	7.0	5.530%	1/18	1	MOB	14.5	4.1	—
Investment Co. (11)	15.9	6.550%	4/13	1	MOB	23.3	15.7	—
						-
				11		$325.7	$166.5	$147.7

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(3)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.7 million discount which is included in the balance above.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.1 million discount which is included in the balance above.

(6)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $2.4 million discount which is included in the balance above.

(7)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during 2008 and recorded the note at its fair value, resulting in a $0.2 million discount which is included in the balance above.

(8)	Payable in monthly installments of principal and interest based on a 12-year amortization with the final payment due at maturity. The Company acquired this mortgage note during 2009 and recorded the note at its fair value, resulting in a $1.0 million discount which is included in the balance above.

(9)	Payable in monthly installments of principal and interest based on a 30-year amortization with a 7-year initial term (maturity 12/01/16) and the option to extend the initial term for two, one-year floating rate extension terms.

(10)	Payable in monthly installments of principal and interest based on a 15-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during the third quarter 2010.

(11)	Payable in monthly installments of principal and interest based on a 30-year amortization with the option to extend for three-years at a fixed rate of 6.75%. The Company acquired this mortgage note in an acquisition during the third quarter 2010 and recorded the note at its fair value, resulting in a $0.5 million premium which is included in the balance above.

(12)	The contractual interest rates ranged from 5.00% to 7.625% at September 30, 2010.

(13)	MOB-Medical office building; SOP-Specialty outpatient; OTH-Other.
Long-Term Debt Maturities
     Future maturities of the Company’s notes and bonds payable as of September 30, 2010 were:

			Total
	Principal	Net Accretion/	Notes and
(Dollars in thousands)	Maturities	Amortization (2)	Bonds Payable	%

2010 (remaining)	$757	$(212)	$545	0.1%
2011	281,434	(1,089)	280,345	24.6%
2012 (1)	134,415	(1,253)	133,162	11.7%
2013	18,203	(1,451)	16,752	1.5%
2014	268,374	(1,497)	266,877	23.4%
2015 and thereafter	443,788	(3,269)	440,519	38.7%

	$1,146,971	$(8,771)	$1,138,200	100.0%

(1)	Includes $131.0 million outstanding on the Unsecured Credit Facility.

(2)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2011, Senior Notes due 2014, Senior Notes due 2017 and six mortgage notes payable.
Note 5. Other Assets
     Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, and receivables. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	September 30,	December 31,
(Dollars in millions)	2010	2009

Straight-line rent receivables	$26.5	$25.2
Prepaid assets	27.7	24.7
Above-market intangible assets, net	12.4	12.0
Deferred financing costs, net	9.5	12.1
Accounts receivable	4.7	9.0
Notes receivable	3.9	3.3
Goodwill	3.5	3.5
Investment in joint venture — cost method	1.3	1.3
Customer relationship intangible assets, net	1.2	1.2
Allowance for uncollectible accounts	(1.2)	(3.7)
Other	1.4	0.9

	$90.9	$89.5

Equity investment in joint ventures
     At September 30, 2010, the Company had an investment in one unconsolidated joint venture, which the Company accounts for under the cost method since the Company does not exert significant influence. The joint venture, which invests in real estate properties, is included in other assets on the Company’s Condensed Consolidated Balance Sheets, and the related distributions received are included in interest and other income, net on the Company’s Condensed Consolidated Statements of Operations.
     The table below details the Company’s investment in its unconsolidated joint ventures.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Net joint venture investments, beginning of period	$1,266	$1,231	$1,266	$2,784
Equity in losses recognized during the period	—	—	—	(2)
Acquisition of remaining equity interest in a joint venture	—	—	—	(1,700)
Additional investment in a joint venture	—	35	—	184

Net joint venture investments, end of period	$1,266	$1,266	$1,266	$1,266

Note 6. Commitments and Contingencies
Construction in Progress
     As of September 30, 2010, the Company had three medical office buildings under construction with estimated completion dates in the third quarter 2011. The table below details the Company’s construction in progress and land held for development as of September 30, 2010. The information included in the table below represents management’s estimates and expectations at September 30, 2010 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	Sept. 30,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2010	Funding	Investment

(Dollars in thousands)
Under construction:
Washington	3Q 2011	MOB	1	206,000	$35,027	$57,173	$92,200
Colorado (2)	3Q 2011	MOB	2	199,000	4,771	50,129	54,900

Land held for development:
Texas					10,155
Texas					8,117

			3	405,000	$58,070	$107,302	$147,100

(1)	MOB-Medical office building.

(2)	Project with the Company’s joint venture partner. The Company is the managing member with a 98.75% ownership interest and consolidates the joint venture. The developer holds the remaining 1.25% of noncontrolling interest in the joint venture.
Other Construction
     In addition to the projects currently under construction, the Company has remaining funding commitments totaling $59.9 million as of September 30, 2010 on four construction loans. The Company expects these commitments will be funded through 2012.
     The Company also had first-generation tenant improvement budgeted amounts remaining as of September 30, 2010 of approximately $33.7 million related to properties that were previously developed by the Company.

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
Note 7. Stockholders’ Equity
     The following table provides a reconciliation of equity attributable to the Company and to noncontrolling interests:

			Accumulated
		Additional	Other	Cumulative		Total	Non
(Dollars in thousands,	Common	Paid-In	Comprehensive	Net	Cumulative	Stockholders’	controlling	Total
except per share data)	Stock	Capital	Loss	Income	Dividends	Equity	Interests	Equity

Balance at Dec. 31, 2009	$606	$1,520,893	$(4,593)	$787,965	$(1,518,105)	$786,766	$3,382	$790,148
Issuance of common stock	34	79,341	—	—	—	79,375	—	79,375
Stock-based compensation	1	1,844	—	—	—	1,845	—	1,845
Net income	—	—	—	7,820	—	7,820	44	7,864
Other comprehensive loss	—	—	(35)	—	—	(35)	—	(35)

Comprehensive income								7,829
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(56,481)	(56,481)	—	(56,481)
Distributions to noncontrolling interests	—	—	—	—	—	—	(393)	(393)
Proceeds from noncontrolling interests	—	—	—	—	—	—	686	686

Balance at Sept. 30, 2010	$641	$1,602,078	$(4,628)	$795,785	$(1,574,586)	$819,290	$3,719	$823,009

Common Stock
     The following table provides a reconciliation of the beginning and ending common stock outstanding for the nine months ended September 30, 2010 and year ended December 31, 2009:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2010	2009
Balance, beginning of period	60,614,931	59,246,284
Issuance of common stock	3,432,624	1,244,914
Restricted stock-based awards, net of forfeitures	101,603	123,733

Balance, end of period	64,149,158	60,614,931

At-The-Market Equity Offering Program
     The Company has in place an at-the-market equity offering program with an investment bank under which the Company sells shares of its common stock from time to time. At September 30, 2010, the Company had approximately 2.3 million shares available for issuance under the program.
     During the nine months ended September 30, 2010, the Company sold 3,411,200 shares of common stock through its at-the-market equity offering program, generating approximately $79.0 million in net proceeds. Subsequent to September 30, 2010, the Company sold an additional 302,000 shares of common stock, generating approximately $7.2 million in net proceeds.
     The proceeds from these sales are generally used to fund the Company’s development activities and are used to repay balances outstanding under the Unsecured Credit Facility.
Common Stock Dividends
     During the first nine months of 2010, the Company declared and paid in each quarter a common stock dividend in the amount of $0.30 per share.
     On November 2, 2010, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on December 2, 2010 to stockholders of record on November 18, 2010.
Earnings (Loss) Per Share
     The table below sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	63,681,224	59,357,280	62,540,743	59,326,743
Unvested restricted stock	(1,311,451)	(1,182,798)	(1,307,933)	(1,176,719)

Weighted average Common Shares Outstanding — Basic	62,369,773	58,174,482	61,232,810	58,150,024

Weighted average Common Shares — Basic	62,369,773	58,174,482	61,232,810	58,150,024
Dilutive effect of restricted stock	993,051	836,013	970,737	741,099
Dilutive effect of employee stock purchase plan	61,882	53,571	65,866	59,747

Weighted average Common Shares Outstanding — Diluted	63,424,706	59,064,066	62,269,413	58,950,870

Net income
Income from continuing operations	$82	$7,840	$5,852	$23,521
Noncontrolling interests’ share in (earnings) loss	60	65	(44)	(12)

Income from continuing operations attributable to common shareholders	142	7,905	5,808	23,509
Discontinued operations	(3,390)	1,199	2,012	23,212

Net income (loss) attributable to common stockholders	$(3,248)	$9,104	$7,820	$46,721

Basic Earnings (Loss) Per Common Share
Income from continuing operations	$0.00	$0.13	$0.10	$0.40
Discontinued operations	(0.05)	0.03	0.03	0.40

Net income (loss) attributable to common stockholders	$(0.05)	$0.16	$0.13	$0.80

Diluted Earnings (Loss) Per Common Share
Income from continuing operations	$0.00	$0.13	$0.10	$0.40
Discontinued operations	(0.05)	0.02	0.03	0.39

Net income (loss) attributable to common stockholders	$(0.05)	$0.15	$0.13	$0.79

Incentive Plans
     The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include restricted stock issued to employees and the Company’s directors and options granted to employees pursuant to its employee stock purchase plan.
     A summary of the activity under the incentive plans for the three and nine months ended September 30, 2010 and 2009 is included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock-based awards, beginning of period	1,311,451	1,179,009	1,224,779	1,111,728
Granted	—	—	107,620	85,090
Vested	—	(1,727)	(20,948)	(19,536)

Stock-based awards, end of period	1,311,451	1,177,282	1,311,451	1,177,282

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
     A summary of the activity under the employee stock purchase plan for the three and nine months ended September 30, 2010 and 2009 is included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Outstanding and exercisable, beginning of period	430,231	370,754	335,608	250,868
Granted	—	—	256,080	219,184
Exercised	(1,724)	(1,199)	(7,166)	(6,586)
Forfeited	(25,013)	(18,505)	(44,492)	(29,807)
Expired	—	—	(136,536)	(82,609)

Outstanding and exercisable, end of period	403,494	351,050	403,494	351,050

Note 8. Defined Benefit Pension Plans
     The Company has a retirement plan (the “Executive Retirement Plan”) under which three of the Company’s founding officers may receive certain benefits upon retirement. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable under the Executive Retirement Plan have been frozen at $896,000, subject to cost-of-living adjustments, which resulted in a curtailment of benefits for the Company’s chief executive officer. In consideration of the curtailment and as partial settlement of benefits, the Company made a one-time cash payment of $2.3 million to its chief executive officer in January 2009. As of September 30, 2010, only the Company’s chief executive officer was eligible to retire under the Executive Retirement Plan.
     The Company’s retirement plan for its non-employee directors was terminated in November 2009. As a result, in late November 2010, the Company will make lump sum payments, totaling approximately $2.2 million, which represent the non-employee directors’ aggregate accumulated pension benefits payable. A former non-employee director, who retired from the Board in May 2010, received payment upon retirement of approximately $0.3 million.
     Net periodic benefit cost recorded related to the Company’s pension plans for the three and nine months ended September 30, 2010 and 2009 is detailed in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Service costs	$13	$77	$39	$231
Interest costs	253	234	724	701
Effect of settlement	—	—	(35)	1,017
Amortization of net gain/loss	159	171	491	514

Total recognized in net periodic benefit cost	$425	$482	$1,219	$2,463

Note 9. Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Operations generally includes guaranty revenue recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Property operating agreement guaranty revenue	$1,823	$1,827	$5,533	$6,637
Interest income on notes receivable	222	178	600	423
Management fee income	35	45	126	127
Replacement rent	—	16	7	1,282
Other	48	44	133	154

	$2,128	$2,110	$6,399	$8,623

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
     The following table reconciles the Company’s consolidated net income to taxable income for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Net income (loss) attributable to common stockholders	$(3,248)	$9,104	$7,820	$46,721
Reconciling items to taxable income:
Depreciation and amortization	4,898	4,115	15,038	13,618
Gain on disposition of depreciable assets	1	3,168	7,085	12,251
Straight-line rent	(502)	(564)	(1,614)	(1,012)
Receivable allowances	(2,806)	(81)	(3,400)	603
Stock-based compensation	1,502	2,238	2,861	7,899
Other	8,093	(5,488)	7,031	(8,867)

Taxable income (1)	$7,938	$12,492	$34,821	$71,213

Dividends paid	$19,111	$22,852	$56,481	$68,530

(1)	Before REIT dividend paid deduction.
State Income Taxes
     State income tax expense and state income tax payments for the three and nine months ended September 30, 2010 and 2009 are detailed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

State income tax expense:
Texas gross margin tax	$146	$204	$374	$425
Other	(1)	(83)	95	(12)

Total state income tax expense	$145	$121	$469	$413

State income tax payments, net of refunds	$12	$93	$503	$662

     The Texas gross margin tax is a tax on gross receipts from operations in Texas. It is the Company’s understanding that the Securities and Exchange Commission views this tax as an income tax. As such, the Company has disclosed the gross margin tax in the table above.
Note 11. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of September 30, 2010 and December 31, 2009 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated either based on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	value	value	value	value

Notes and bonds payable	$1,138.2	$1,221.3	$1,046.4	$1,088.6
Mortgage notes receivable	$27.1	$27.3	$31.0	$30.8
Notes receivable, net of allowances	$3.9	$3.9	$3.3	$3.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     The Company’s revenues are primarily derived from rentals on its healthcare real estate properties. The Company incurs operating and administrative expenses, including compensation, office rent and other related occupancy costs, as well as various expenses incurred in connection with managing its existing portfolio and acquiring additional properties. The Company also incurs interest expense on its various debt instruments and depreciation and amortization expense on its real estate portfolio.
     The Company’s real estate portfolio is diversified by facility type, geography, tenant and payor mix which helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks, and changes in clinical practice and reimbursement patterns.
Executive Overview
     The Company has seen improvement in investment opportunities across the country. Hospitals appear to be implementing previously shelved plans for expansion, albeit at a measured pace, and the Company is working on several on-campus development opportunities related to such expansions. In addition, the Company acquired or funded $165.6 million in real estate properties and mortgage notes during the third quarter of 2010 and is seeing numerous other acquisition opportunities, some of which are hospital sales of medical office buildings and others involving third-parties or developers monetizing their holdings.
     Income from continuing operations, net income (loss) attributable to common stockholders, funds from operations and cash flows have been negatively impacted this year compared to the prior year mainly as a result of two factors:
•	Interest expense increased significantly in 2010 as a result of refinancings during 2009.
•	In the third quarter of 2010, the Company sold one property and decided to sell six other properties. Based on its decision to sell, the Company recorded non-cash impairment charges totaling $7.4 million.
     At September 30, 2010, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 47.0% and its borrowings outstanding under the Unsecured Credit Facility totaled $131.0 million with a capacity remaining under its financial covenants of approximately $419.0 million.

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
Interest Expense
     During 2009, the Company amended and restated its Unsecured Credit Facility and then, subsequently, in the fourth quarter of 2009 repaid most of the outstanding balance on the Unsecured Credit Facility with proceeds from the issuance of $300.0 million of Senior Notes due 2017 and $80.0 million of mortgage debt due December 2016. The variable rate of the Unsecured Credit Facility increased to 2.80% over LIBOR with a 0.40% facility fee from 0.90% over LIBOR with a 0.20% facility fee (rate at September 30, 2010 was 3.06%). Also contributing to the higher interest expense are the Senior Notes due 2017 that bear interest at a fixed rate of 6.50% per annum and the mortgage debt due December 2016 that bears interest at a fixed rate of 7.25%. As such, the additional interest expense incurred negatively impacts the Company’s net income (loss) attributable to common stockholders, funds from operations, and cash flows.
Acquisitions
     During the first nine months of 2010, the Company acquired $153.0 million in real estate properties and funded $12.6 million in mortgage notes receivable. The lease revenue and interest income from these acquisitions and notes are expected to positively impact the Company’s net income (loss) from continuing operations and cash flows in future periods.
Dispositions and Impairments
     During the first nine months of 2010, the Company disposed of seven properties in Virginia and Florida for approximately $32.9 million in net proceeds and $0.8 million in lease termination fees. The Company had a net investment in the properties of approximately $23.4 million and recognized gains on sale of approximately $8.3 million, net of closing costs and the write-off of straight-line rent receivables.
     The Company also decided to sell six other properties during the third quarter of 2010 and classified them as held for sale. Based on management’s decision to sell, the Company recorded impairment charges on the six properties totaling $7.4 million.
Development Activity
     At September 30, 2010, the Company had funded $39.8 million related to the construction of three medical office buildings underway with budgets totaling approximately $147.1 million. The Company expects completion of the core and shell of the projects during the third quarter of 2011.
     In addition to the projects currently under construction, the Company has remaining funding commitments totaling $59.9 million as of September 30, 2010 on four construction loans. The Company expects these commitments will be funded through 2012.
Expiring Leases
     Master leases on seven of the Company’s properties expired in 2010. One of the master leases was extended until February 2012. The Company has assumed all sub-tenant leases in the remaining buildings and is managing the operations of those buildings.
     During 2010, the Company has 331 leases in its multi-tenanted buildings expiring, each occupying an average of approximately 3,088 square feet. As of September 30, 2010, 270 of the 331 leases had expired. Approximately 79% of the tenants with expired leases have renewed, have expressed an intention to renew, or continue to occupy their leased space. Management expects that a majority of the leases remaining that had not expired at September 30, 2010 will be renewed.
     During the third quarter of 2010, occupancy in the Company’s stabilized portfolio decreased slightly to 87% as a result of master lease expirations. The Company plans to release these assets as multi-tenanted medical office facilities. Occupancy throughout the remainder of the portfolio remained stable during the quarter.
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
     FFO for the three and nine months ended September 30, 2010 was impacted unfavorably compared to prior periods due to several items. The more significant items were:
•	increased interest expense for the three and nine months ended September 30, 2010 compared to the same periods in 2009 of approximately $6.7 million, or $0.11 per diluted common share, and $19.2 million, or $0.31 per diluted common share, respectively, due to the 2009 debt refinancings;
•	impairment charges recorded during the third quarter of 2010 totaling $7.4 million or $0.12 per diluted common share on the six properties classified to held for sale; and
•	a re-measurement gain of $2.7 million, or $0.05 per diluted common share, recognized during the nine months ended September 30, 2009 in connection with the acquisition of the remaining interests in a joint venture.
     The table below reconciles FFO to net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Net Income (Loss) Attributable to Common Stockholders	$(3,248)	$9,104	$7,820	$46,721

Gain on sales of real estate properties	(4,092)	(84)	(8,313)	(20,136)
Real estate depreciation and amortization	18,075	16,801	52,843	50,387

Total adjustments	13,983	16,717	44,530	30,251

Funds from Operations	$10,735	$25,821	$52,350	$76,972

Funds from Operations per Common Share — Basic	$0.17	$0.44	$0.85	$1.32

Funds from Operations per Common Share — Diluted	$0.17	$0.44	$0.84	$1.31

Weighted Average Common Shares Outstanding — Basic	62,369,773	58,174,482	61,232,810	58,150,024

Weighted Average Common Shares Outstanding — Diluted	63,424,706	59,064,066	62,269,413	58,950,870

Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Income from continuing operations for the three months ended September 30, 2010 was $0.1 million, compared to $7.8 million for the same period in 2009. Net loss attributable to common stockholders for the three months ended September 30, 2010 was $3.2 million, or $0.05 per basic and diluted common share, compared to net income attributable to common stockholders of $9.1 million, or $0.16 per basic common share ($0.15 per diluted common share), for the same period in 2009.

	Three Months Ended
	September 30,		Change
(Dollars in thousands, except per share data)	2010	2009	$	%

REVENUES
Master lease rent	$14,054	$13,833	$221	1.6%
Property operating	47,714	45,024	2,690	6.0%
Straight-line rent	626	704	(78)	-11.1%
Mortgage interest	601	658	(57)	-8.7%
Other operating	2,128	2,110	18	0.9%

	65,123	62,329	2,794	4.5%

EXPENSES
General and administrative	4,243	5,107	(864)	-16.9%
Property operating	26,671	23,537	3,134	13.3%
Bad debt, net	39	(133)	172	-129.3%
Depreciation	17,115	15,499	1,616	10.4%
Amortization	1,237	1,236	1	0.1%

	49,305	45,246	4,059	9.0%

OTHER INCOME (EXPENSE)
Interest expense	(15,923)	(9,535)	(6,388)	-67.0%
Interest and other income, net	187	292	(105)	-36.0%

	(15,736)	(9,243)	(6,493)	70.2%

INCOME FROM CONTINUING OPERATIONS	82	7,840	(7,758)	-99.0%

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(121)	1,115	(1,236)	-110.9%
Impairments	(7,361)	—	(7,361)	—
Gain on sales of real estate properties	4,092	84	4,008	4,771.4%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(3,390)	1,199	(4,589)	-382.7%

NET INCOME (LOSS)	(3,308)	9,039	(12,347)	-136.6%

Less: Net loss attributable to noncontrolling interests	60	65	(5)	-7.7%

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,248)	$9,104	$(12,352)	-135.7%

EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders — Basic	$(0.05)	$0.16	$(0.21)	-131.3%

Net income (loss) attributable to common stockholders — Diluted	$(0.05)	$0.15	$(0.20)	-133.3%

     Total revenues from continuing operations for the three months ended September 30, 2010 increased $2.8 million, or 4.5%, compared to the same period in 2009, mainly for the reasons discussed below:
     • Master lease rental income increased $0.2 million, or 1.6%. Master lease rental income increased approximately $0.5 million as a result of the Company’s 2009 acquisitions. The Company also recognized master lease income of $0.4 million related to a new master lease agreement executed during 2009 on a property whose income was previously reported in property operating income, with the remaining $0.2 million increase related mainly to annual contractual rent increases. These increases to master lease rent were partially offset by a reduction of approximately $0.8 million related to properties whose master leases had expired and the Company began recognizing the underlying tenant rents in property operating income.
     • Property operating income increased $2.7 million, or 6.0%, due mainly to the recognition of additional revenue of approximately $2.8 million from the Company’s 2009 and 2010 real estate acquisitions and approximately $0.3 million from properties that were previously under construction that commenced operations during 2009. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in an approximate

$0.3 million in additional property operating income in the third quarter of 2010 compared to the same period in 2009. These increases in property operating income were partially offset by a $0.6 million decrease to property operating income related to a property whose gross revenues were previously reported in property operating income, but are now reported in master lease income upon execution of a new master lease agreement with the tenant.
     Total expenses for the three months ended September 30, 2010 increased $4.1 million, or 9.0%, compared to the same period in 2009, mainly for the reasons discussed below:
     • General and administrative expenses decreased $0.9 million, or 16.9%, due mainly to a $0.5 million reduction in expense related to pension and deferred compensation and a $0.5 million reduction related to certain general and administrative expenses from recent acquisitions that were classified to property operating expense.
     • Property operating expense increased $3.1 million, or 13.3%, due mainly to the recognition of additional expenses of approximately $1.1 million from the Company’s 2009 and 2010 real estate acquisitions and $0.5 million from properties that were previously under construction that commenced operations during 2009. Property operating expense also increased approximately $0.3 million for properties whose master leases expired, and the Company began incurring the underlying operating expenses of the buildings. Further, utilities increased approximately $0.4 million, property taxes increased approximately $0.4 million, payroll increased approximately $0.2 million and certain general and administrative expenses increased relating to recent real estate acquisitions totaling $0.4 million that were classified to property operating expenses. These increases were partially offset by a $0.2 million decrease from the execution of a master lease agreement in the fourth quarter of 2009 on a property whose expenses were previously reported in property operating expense.
     • Depreciation expense increased $1.6 million, or 10.4%, due mainly to approximately $0.6 million in additional depreciation recognized related to the Company’s 2009 and 2010 real estate acquisitions and $0.6 million related to properties previously under construction that commenced operations during 2009. The remaining $0.4 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.
     Other income (expense) for the three months ended September 30, 2010 changed unfavorably by $6.5 million, or 70.2%, compared to the same period in 2009 due mainly to an increase in interest expense of approximately $5.0 million relating to the issuance of the Senior Notes due 2017 and $1.5 million relating to the mortgage debt incurred in December 2009.
     Loss from discontinued operations totaled $3.4 million and income from discontinued operations totaled $1.2 million, respectively, for the three months ended September 30, 2010 and 2009, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of September 30, 2010.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Income from continuing operations for the nine months ended September 30, 2010 was $5.9 million, compared to $23.5 million for the same period in 2009. Net income attributable to common stockholders for the nine months ended September 30, 2010 was $7.8 million, or $0.13 per basic and diluted common share, compared to $46.7 million, or $0.80 per basic common share ($0.79 per diluted common share), for the same period in 2009.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands, except per share data)	2010	2009	$	%

REVENUES
Master lease rent	$43,309	$41,609	$1,700	4.1%
Property operating	140,000	132,825	7,175	5.4%
Straight-line rent	1,952	1,452	500	34.4%
Mortgage interest	1,708	2,126	(418)	-19.7%
Other operating	6,399	8,623	(2,224)	-25.8%

	193,368	186,635	6,733	3.6%

EXPENSES
General and administrative	12,513	17,397	(4,884)	-28.1%
Property operating	75,089	69,518	5,571	8.0%
Bad debt, net	(438)	425	(863)	-203.1%
Depreciation	50,000	45,556	4,444	9.8%
Amortization	3,869	4,063	(194)	-4.8%

	141,033	136,959	4,074	3.0%

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(480)	—	(480)	—
Re-measurement gain of equity interest upon acquisition	—	2,701	(2,701)	-100.0%
Interest expense	(47,803)	(29,531)	(18,272)	61.9%
Interest and other income, net	1,800	675	1,125	166.7%

	(46,483)	(26,155)	(20,328)	77.7%

INCOME FROM CONTINUING OPERATIONS	5,852	23,521	(17,669)	-75.1%

DISCONTINUED OPERATIONS
Income from discontinued operations	1,060	3,098	(2,038)	-65.8%
Impairments	(7,361)	(22)	(7,339)	33,359.1%
Gain on sales of real estate properties	8,313	20,136	(11,823)	-58.7%

INCOME FROM DISCONTINUED OPERATIONS	2,012	23,212	(21,200)	-91.3%

NET INCOME	7,864	46,733	(38,869)	-83.2%

Less: Net income attributable to noncontrolling interests	(44)	(12)	(32)	266.7%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,820	$46,721	$(38,901)	-83.3%

EARNINGS PER COMMON SHARE
Net income attributable to common stockholders — Basic	$0.13	$0.80	$(0.67)	-83.8%

Net income attributable to common stockholders — Diluted	$0.13	$0.79	$(0.66)	-83.5%

     Total revenues from continuing operations for the nine months ended September 30, 2010 increased $6.7 million, or 3.6%, compared to the same period in 2009, mainly for the reasons discussed below:
     • Master lease income increased $1.7 million, or 4.1%. Master lease rental income increased approximately $2.2 million as a result of the Company’s 2009 real estate acquisitions. The Company also recognized master lease income of $1.3 million related to a new master lease agreement executed during 2009 on a property whose income was previously reported in property operating income. These increases were offset partially by a decrease in master lease income of approximately $2.0 million from properties whose master leases had expired and the Company began recognizing the underlying tenant rents in property operating income.
     • Property operating income increased $7.2 million, or 5.4%, due mainly to the recognition of additional revenue of approximately $6.0 million from the Company’s 2009 and 2010 real estate acquisitions and approximately $0.5 million from properties that were previously under construction that commenced operations in 2009. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $1.0 million in additional property operating income in 2010 compared to 2009, with the remaining increase of approximately $1.5 million mainly resulting from new leasing activity and annual rent increases. These increases in property operating income were partially offset by a $1.8 million decrease from a property whose gross revenues were previously reported in property operating income, but are now reported in master lease income upon consummation of a master lease agreement with the tenant.
     • Straight-line rent increased $0.5 million, or 34.4%, due mainly to the straight-line rent recognized on leases subject to straight-lining from properties acquired in 2009 and 2010 totaling approximately $0.4 million, as well as additional straight-line rent recognized on leases with contractual rent increases totaling approximately $0.2 million.
     • Mortgage interest decreased $0.4 million, or 19.7%, due mainly to the refinancing of a mortgage note upon acquisition of the secured property by the Company’s consolidated joint venture.
     • Other operating income decreased $2.2 million, or 25.8%, due mainly to a decrease in property operating guaranty income of approximately $0.9 million mainly from the expiration of five property operating agreements. Also, the nine months ended September 30, 2009 included $1.3 million of replacement rent pursuant to an agreement with an operator that expired on June 30, 2009.
     Total expenses for the nine months ended September 30, 2010 increased $4.1 million, or 3.0%, compared to the same period in 2009, mainly for the reasons discussed below:
     • General and administrative expenses decreased $4.9 million, or 28.1%. Approximately $2.5 million of the decrease resulted from a change in the named executive officer benefit arrangements upon retirement. Also, deferred compensation expense decreased by approximately $1.3 million due to certain of the Company’s chief executive officer’s awards becoming fully amortized. Further, certain general and administrative expenses incurred mainly related to recent acquisitions of real estate properties totaling approximately $1.3 million were classified to the operating expenses of those properties.
     • Property operating expense increased $5.6 million, or 8.0%, due mainly to additional expenses of approximately $2.3 million from the Company’s 2009 and 2010 real estate acquisitions. Also, properties previously under construction that commenced operations during 2009 resulted in approximately $1.7 million in additional property operating expenses in 2010 compared to 2009. Property operating expense also increased approximately $1.1 million from properties whose master leases expired, and the Company began incurring the underlying operating expenses of the buildings. Further, certain general and administrative expenses incurred mainly related to recent real estate acquisitions and conversions totaling approximately $1.2 million were classified to property operating expense. These amounts were partially offset by a reduction in legal fees of approximately $0.4 million and a reduction in utilities and maintenance and repair of $0.4 million.
     • Bad debt expense decreased $0.9 million due mainly to collections received in 2010 for a receivable that was previously reserved of approximately $0.4 million and reversal of a tenant receivable and related reserve of approximately $0.5 million.
     • Depreciation expense increased $4.4 million, or 9.8%, due mainly to approximately $1.6 million in additional depreciation recognized from the Company’s 2009 and 2010 real estate acquisitions and $1.4 million related to properties previously under construction that commenced operations during 2009. The remaining $1.4 million increase was mainly due to additional depreciation expense recognized related to various building and tenant improvement expenditures.
     Other income (expense) for the nine months ended September 30, 2010 changed unfavorably by $20.3 million, or 77.7%, compared to the same period in 2009, mainly for the reasons discussed below:
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
     • Interest expense increased $18.3 million, or 61.9%. Interest expense increased approximately $15.0 million due to the issuance of the Senior Notes due 2017 and approximately $4.4 million due to the mortgage debt entered into in December 2009. These increases were offset partially by a decrease in interest expense of approximately $0.3 million resulting mainly from a lower principal balance and interest rate on the Unsecured Credit Facility due 2012 and an increase in capitalized interest of approximately $0.5 million.
     • Included in interest and other income, net are proceeds of approximately $1.1 million received during 2010 relating to the settlement of disputes with former tenants.
     Income from discontinued operations totaled $2.0 million and $23.2 million, respectively, for the nine months ended September 30, 2010 and 2009, which includes the results of operations, impairments, and gains on sale related to assets classified as held for sale or disposed of as of September 30, 2010.
Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under the Unsecured Credit Facility, or from other private debt or equity offerings. For the nine months ended September 30, 2010, the Company generated approximately $69.0 million in cash from operations and used approximately $63.6 million, net in total cash in investing and financing activities, including dividend payments, as detailed in the Company’s Condensed Consolidated Statements of Cash Flows. At September 30, 2010, the Company also had remaining borrowing capacity on its Unsecured Credit Facility of approximately $419.0 million.
Contractual Obligations
     The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of September 30, 2010, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2010 through 2011 are included in the table below. At September 30, 2010, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	2010	2011	Total

Long-term debt obligations, including interest (1)	$21,368	$335,887	$357,255
Operating lease commitments (2)	1,063	5,214	6,277
Construction in progress (3)	17,842	61,237	79,079
Tenant improvements (4)	—	—	—
Construction loan obligation (5)	8,313	41,829	50,142
Pension obligations (6)	2,240	—	2,240
Purchase obligation (7)	2,147	—	2,147

Total contractual obligations	$52,973	$444,167	$497,140

(1)	Includes estimated interest due on total debt other than on the Unsecured Credit Facility. The Company’s Senior Notes due 2011, in which the Company had approximately $278.2 million outstanding at September 30, 2010, are due on May 1, 2011. Note 4 to the Company’s Condensed Consolidated Financial Statements provides more detail on the Company’s notes and bonds payable.

(2)	Includes primarily two corporate office leases and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes cash flow projections for the remainder of 2010 and 2011 related to the construction of three buildings. The table above does not include budgeted amounts designated for tenant improvements which the Company is not obligated to fund until tenant leases are executed.

(4)	The Company has various remaining first-generation tenant improvements budgeted as of September 30, 2010 totaling approximately $33.7 million related to properties that were developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company has not included these budgeted amounts in the table above.

(5)	The Company’s remaining funding commitment as of September 30, 2010 on four construction loans. The Company expects these commitments will be funded through 2012.

(6)	In November 2009, the Company terminated its Retirement Plan for Outside Directors and will pay to each director in the plan a lump sum payment totaling each director’s accumulated pension benefit. In May 2010, a former non-employee director retired and received approximately $0.3 million in pension benefits. The accumulated pension benefits for the remaining non-employee directors will be paid in late November 2010, aggregating approximately $2.2 million which is reflected in the table above. Also, at December 31, 2009, the last measurement date, one employee, the Company’s chief executive officer, was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.9 million as of December 31, 2009. However, because the Company’s chief executive officer has no present intention to retire, the Company has not projected when the retirement benefits would be paid to the officer in this table. At September 30, 2010, the Company had recorded a $17.0 million liability, included in other liabilities, related to its pension plan obligations.

(7)	The Company expects to complete the acquisition of a 29,000 square foot building in Texas during the fourth quarter of 2010 for a purchase price of approximately $6.9 million, including the assumption of debt of $4.4 million. The Company expects to pay cash consideration of approximately $2.1 million for the acquisition, net of $0.3 million previously deposited in escrow.
     As of September 30, 2010, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 47.0%, and its earnings (from continuing operations) covered fixed charges at a ratio of 0.97 to 1.00 for the nine months ended September 30, 2010. At September 30, 2010, the Company had $131.0 million outstanding under the Unsecured Credit Facility, with a weighted average interest rate of approximately 3.06%, and had borrowing capacity remaining, under its financial covenants, of approximately $419.0 million.
     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2010, the Company was in compliance with the financial covenant provisions under its various debt instruments.
Interest Expense
     Interest expense for the Company has increased significantly in 2010. In the third quarter of 2009, the Company amended and restated its Unsecured Credit Facility and then in the fourth quarter of 2009 repaid most of the outstanding balance on the Unsecured Credit Facility with proceeds from the issuance of $300.0 million of Senior Notes due 2017 and $80.0 million of mortgage debt due December 2016. The variable rate of the Unsecured Credit Facility increased to 2.80% over LIBOR with a 0.40% facility fee from 0.90% over LIBOR with a 0.20% facility fee (rate at September 30, 2010 was 3.06%). Also contributing to the higher interest expense are the Senior Notes due 2017 that bears interest at a fixed rate of 6.50% per annum and the mortgage debt due December 2016 that bears interest at a fixed rate of 7.25%.
     The Company’s 8.125% Senior Notes due 2011 mature on May 1, 2011. The Company expects to repay the Senior Notes due 2011 from the issuance of new debt or equity or from available amounts under the Company’s Unsecured Credit Facility, at a lower cost of capital.

Security Deposits and Letters of Credit
     As of September 30, 2010, the Company had approximately $6.9 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Potential Acquisition
     On November 3, 2010, the Company executed a purchase and sale agreement to acquire an 80,000 square foot, on-campus medical office building in Colorado for approximately $19 million. The building is over 90% leased and the Company expects to acquire the building during the fourth quarter of 2010, subject to the completion of normal and customary due diligence procedures.
Other Development Activity
     In addition to the projects currently under construction, the Company has remaining funding commitments totaling $59.9 million as of September 30, 2010 on four construction loans. The Company expects these commitments will be funded through 2012.
At-The-Market Equity Offering Program
     The Company has in place an at-the-market equity offering program with an investment bank under which the Company sells shares of its common stock from time to time. At September 30, 2010, the Company had approximately 2.3 million shares available for issuance under the program.
     During the nine months ended September 30, 2010, the Company sold 3,411,200 shares of common stock through its at-the-market equity offering program, generating approximately $79.0 million in net proceeds. Subsequent to September 30, 2010, the Company sold an additional 302,000 shares of common stock, generating approximately $7.2 million in net proceeds.
     The proceeds from these sales are generally used to fund the Company’s development activities and are used to repay balances outstanding under the Unsecured Credit Facility.
Dividends
     The Company has paid and expects to continue to pay quarterly dividends of $0.30 per common share during 2010. On November 2, 2010, the Company’s Board of Directors declared a common stock cash dividend for the three months ended September 30, 2010 of $0.30 per share, payable on December 2, 2010. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.
Liquidity
     Net cash provided by operating activities was $69.0 million and $82.4 million for the nine months ended September 30, 2010 and 2009, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors. The Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 20 years and have annual rate increases based generally on consumer price indices.
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
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended September 30, 2010, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
Date: November 8, 2010

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