Form 10-K
period 2010-12-31
HEALTHCARE REALTY TRUST INC
filed 2011-02-22
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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
(615) 269-8175
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☑
     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b -2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2010) of the Registrant held by non-affiliates on June 30, 2010 was approximately $1,353,691,371.
     As of January 31, 2011, 67,205,129 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2011 are incorporated by reference into Part III of this Report.

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
     Real Estate Properties
          As of December 31, 2010, the Company’s real estate property investments, excluding assets held for sale and including an investment in one unconsolidated joint venture, are shown in the table below:

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%

Owned properties:
Master leases
Medical office	11	$100,242	3.8%	548	4.1%
Physician clinics	13	106,209	4.1%	602	4.6%
Surgical facilities	5	70,631	2.7%	226	1.7%
Specialty outpatient	2	4,852	0.2%	23	0.1%
Inpatient rehab	11	178,639	6.8%	734	5.6%
Other	4	31,726	1.2%	284	2.0%

	46	492,299	18.8%	2,417	18.1%

Property operating agreements
Medical office	8	84,061	3.2%	624	4.7%

	8	84,061	3.2%	624	4.7%

Multi-tenanted with occupancy leases
Medical office	114	1,460,397	56.0%	8,057	60.8%
Medical office - stabilization in progress	9	253,833	9.7%	951	7.2%
Medical office - construction in progress	3	59,490	2.3%	405	3.1%
Physician clinics	14	46,015	1.8%	296	2.2%
Surgical facilities	5	127,224	4.8%	368	2.7%
Specialty outpatient	1	2,433	0.1%	10	0.1%
Other	1	10,141	0.4%	126	1.1%

	147	1,959,533	75.1%	10,213	77.2%

Land held for development	—	20,772	0.8%	—	—
Corporate property	—	14,940	0.6%	—	—

	—	35,712	1.4%	—	—

Total owned properties	201	2,571,605	98.5%	13,254	100.0%

Mortgage loans:
Medical office	5	10,934	0.4%	—	—
Physician clinics	1	14,920	0.6%	—	—
Surgical facilities	1	10,745	0.4%	—	—

	7	36,599	1.4%	—	—
Unconsolidated joint venture:
Other	1	1,266	0.1%	—	—

	1	1,266	0.1%	—	—

Total real estate investments	209	$2,609,470	100.0%	13,254	100.0%

          The Company provided property management services for 137 healthcare-related properties nationwide, totaling approximately 9.2 million square feet at December 31, 2010. The Company’s portfolio of properties is focused predominantly on the medical office and outpatient sector of the healthcare industry and is diversified by tenant, geographic location and facility type.
          The following table details occupancy of the Company’s owned properties by facility type as of December 31, 2010 and 2009.

	Investment (1)	Percentage of	Occupancy (1)
	(in thousands)	Square Feet (1)	2010	2009
Medical office buildings	$1,958,023	79.9%	86%	88%
Physician clinics	152,224	6.8%	83%	92%
Inpatient rehab	178,639	5.6%	95%	100%
Surgical facilities	197,855	4.4%	88%	90%
Specialty outpatient	7,285	0.2%	100%	63%
Other	41,867	3.1%	80%	95%

Total	$2,535,893	100.0%	87%	90%

(1)	The investment and percentage of square feet columns include all owned real estate properties. The occupancy columns represent the percentage of total rentable square feet leased (including month-to-month and holdover leases), excluding nine properties in stabilization, 11 and six properties classified as held for sale and three and two properties in construction in progress as of December 31, 2010 and 2009, respectively. Properties under financial support or master lease agreements are included at 100% occupancy. Upon expiration of these agreements, occupancy reflects underlying tenant leases in the building.
          As of December 31, 2010, the weighted average remaining years to maturity pursuant to the Company’s long-term master leases, financial support agreements, and multi-tenanted occupancy leases was approximately 4.9 years, with expirations through 2029. The table below details the Company’s lease maturities as of December 31, 2010, excluding 11 properties classified as held for sale.

	Annualized
	Minimum			Average
Expiration	Rents (1)	Number of	Percentage	Square Feet
Year	(in thousands)	Leases	of Revenues	Per Lease
2011	$29,986	326	13.3%	3,604
2012	29,675	294	13.2%	4,133
2013	33,358	268	14.8%	4,823
2014	35,395	287	15.7%	5,144
2015	19,020	192	8.5%	4,720
2016	11,272	61	5.0%	7,129
2017	17,844	68	7.9%	13,598
2018	11,567	78	5.1%	7,412
2019	5,541	28	2.5%	6,846
2020	7,937	30	3.5%	12,061
Thereafter	23,475	56	10.5%	17,394

(1)	Represents the annualized minimum rents on leases in-place as of December 31, 2010, excluding the impact of potential lease renewals, future step-ups in rent, sponsor support payments under financial support agreements and straight-line rent.
     Mortgage Notes Receivable
          The Company had seven mortgage notes receivable outstanding as of December 31, 2010 and four mortgage notes receivable as of December 31, 2009 with aggregate principal balances totaling $36.6 million and $31.0 million, respectively. Five of the mortgage notes outstanding at December 31, 2010 were construction loans and at December 31, 2009 one was a construction loan. All of the loans were secured by existing buildings or buildings currently under development. See Note 3 to the Consolidated Financial Statements for more information.

Business Strategy
          Healthcare Realty’s strategy is to own and operate medical office and other medical-related facilities that produce stable and growing rental income. Additionally, the Company provides a broad spectrum of services needed to own, develop, lease, finance and manage its portfolio of healthcare properties.
          The Company focuses its portfolio on outpatient-related facilities located on or near the campuses of large acute care hospitals and associated with leading health systems because management views these facilities as stable, lower-risk real estate investments. According to the Centers for Medicare & Medicaid Services, the nation’s overall healthcare spending in 2009 was $2.5 trillion, representing 17.6% of the nation’s gross domestic product (“GDP”). Total healthcare spending is expected to grow and could reach an estimated 19.6% of GDP by 2019. Historically, more than half of the nation’s healthcare spending has been received by hospitals and outpatient-related facility tenants. In addition to the consistent growth in demand for outpatient services, management believes that the Company’s diversity of tenants, which includes physicians of nearly two-dozen physician specialties, as well as surgery, imaging, and diagnostic centers, lowers the Company’s overall financial and operational risk.
          The Company plans to continue to meet its liquidity needs, including funding additional investments in 2011, paying dividends, repaying maturing debt and funding other debt service, with available cash on hand, cash flows from operations, borrowings under the $550 million unsecured credit facility due 2012 (the “Unsecured Credit Facility”), proceeds from mortgage notes receivable repayments, proceeds from sales of real estate investments, or additional capital market financings, including the Company’s at-the-market equity offering program, or other debt or equity offerings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 and “Risk Factors” in Item 1A of this report for more discussion concerning the Company’s liquidity and capital resources.
Acquisitions and Dispositions
     Acquisition Activity
          During 2010, the Company acquired approximately $311.5 million in real estate assets and funded $24.4 million in mortgage notes receivable. These acquisitions and mortgage notes were funded with borrowings on the Unsecured Credit Facility, proceeds from $400 million in senior notes due 2021 issued in December 2010 (the “Senior Notes due 2021”), proceeds from real estate dispositions and mortgage note repayments, proceeds from the Company’s at-the-market equity offering program, and from the assumption of existing mortgage debt related to certain acquired properties. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.
     Dispositions and Impairments
          During 2010, the Company disposed of nine real estate properties for approximately $34.5 million in net proceeds, received $0.8 million in lease termination fees, and recognized approximately $8.4 million in gains from the sale of the properties. Also, three mortgage notes receivable totaling approximately $8.5 million were repaid. Proceeds from these dispositions were used to repay amounts due under the Unsecured Credit Facility, to fund additional real estate investments, and for general corporate purposes. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.
          During 2010, the Company also recorded impairment charges of approximately $7.5 million on properties sold during the year or held for sale at December 31, 2010.
     2011 Acquisition
          In January 2011, the Company originated with Ladco a $40.0 million mortgage loan that is secured by a multi-tenanted office building located in Iowa that was 94% leased at the time the mortgage was originated. The mortgage loan requires interest only payments through maturity, has a stated fixed interest rate and matures in January 2014.
     2011 Dispositions
          In January 2011, the Company disposed of a medical office building located in Maryland that was previously classified as held for sale and in which the Company had a $3.5 million net investment at December 31, 2010. The Company received approximately $3.4 million in net proceeds, net of expenses incurred at the time of the closing.
          In February 2011, the Company disposed of a physician clinic located in Florida that was previously classified as held for sale and in which the Company had a $3.1 million net investment at December 31, 2010. The Company received approximately $3.1 million in consideration on the sale.

     2011 Potential Dispositions
          During 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which were classified as held for sale upon receiving notice of the purchase option exercise, was approximately $8.2 million at December 31, 2010. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in a net gain of approximately $9.1 million. The Company expects the sale to occur during the third quarter of 2011.
Purchase Options
          In addition to the six skilled nursing facilities in Michigan and Indiana discussed above, the Company had $91.3 million in real estate properties at December 31, 2010 that were subject to exercisable purchase options that had not been exercised. On a probability-weighted basis, the Company estimates that less than one-third of these options might be exercised in the future. Purchase options on two properties in which the Company had an aggregate gross investment of approximately $35.5 million at December 31, 2010 become exercisable during 2011 and 2012. The Company does not believe it can reasonably estimate the probability that these purchase options will be exercised in the future.
Construction in Progress and Other Commitments
          As of December 31, 2010, the Company had three medical office buildings under construction in Washington and Colorado with aggregate budgets of $147.1 million and estimated completion dates in the third quarter of 2011. At December 31, 2010, the Company had $59.5 million invested in these construction projects. The Company also has four parcels of land totaling $20.8 million in land held for future development that are included in construction in progress on the Company’s Consolidated Balance Sheet. See Note 14 to the Consolidated Financial Statements for more details on the Company’s construction in progress at December 31, 2010.
          The Company also had approximately $32.3 million in various first-generation tenant improvement budgeted amounts remaining as of December 31, 2010 related to properties that were developed by the Company.
          Further, as of December 31, 2010, the Company had remaining funding commitments totaling $54.6 million on five construction loans that the Company expects will be funded during 2011 and 2012.
Contractual Obligations
          As of December 31, 2010, the Company had long-term contractual obligations of approximately $2.3 billion, consisting primarily of $1.9 billion of long-term debt obligations (including related interest). For a more detailed description of these contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations,” in Item 7 of this report.
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
          The financial performance of all of the Company’s properties is subject to competition from similar properties. The extent to which the Company’s properties are utilized depends upon several factors, including the number of physicians using or referring patients to the healthcare facility, healthcare employment, competitive systems of healthcare delivery, and the area’s population, size and composition. Private, federal and state payment programs and other laws and regulations may also have an effect on the utilization of the properties. Virtually all of the Company’s properties operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.
Government Regulation
          The facilities owned by the Company are required to comply with extensive regulation at the federal, state, and local levels. These laws and regulations establish, among other things, requirements for state licensure and criteria to participate in government-sponsored reimbursement programs, such as the Medicare and Medicaid programs. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a facility of its license or ability to participate in government-sponsored reimbursement programs due to certification deficiencies or program exclusion resulting from violations of law would have a material adverse effect on facility revenues and could adversely affect healthcare provider tenants’ ability to make payments to the Company.
          The facilities owned by the Company are also subject to federal laws that are intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Law, False Claims Act, and Health Insurance Portability and Accountability Act of 1996. Although the Company is not a healthcare provider or in a position to refer patients or order services reimbursable by the federal government, violations of these and similar laws would have a material adverse effect on facility revenues and could adversely affect healthcare provider tenants’ abilities to make payments to the Company. The Company’s leases require the lessees to comply with all applicable laws.
          The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. Government healthcare spending has increased over time; however, changes from year to year in reimbursement methodology, rates and other regulatory requirements have resulted in a challenging operating environment for healthcare providers. Spending on government reimbursement programs is expected to continue to rise significantly over the next 20 years, particularly as the government seeks to expand public insurance programs for the uninsured and senior populations.
          In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) was signed into law to provide for comprehensive reform of the United States healthcare system and extend health insurance benefits to the uninsured population, with the potential to alleviate high uncompensated care expense to healthcare providers. However, the law also increases regulatory scrutiny of providers by federal and state administrative authorities, lowers their annual increase in Medicare payment rates, and will gradually implement significant cost-saving measures to lower the growth of healthcare spending, while also requiring improved access and quality of care, thus presenting the industry and its individual participants with uncertainty. The Health Reform Law has been ruled unconstitutional in whole or in part by certain federal district courts, and the degree to which it is implemented, if at all, will ultimately be decided by the United States Supreme Court. These varied reforms could affect the economic performance of some or all of the Company’s tenants and clients. The Company cannot predict the degree to which these changes may affect the economic performance of the Company, positively or negatively.
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
Legislative Developments
          Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation currently under consideration or recently enacted include:
•	the Health Reform Law;

•	proposals to repeal the Health Reform law in whole or in part;

•	quality control, cost containment, and payment system refinements for Medicaid, Medicare and other public funding, such as expansion of pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•	reform of the Medicare physician fee-for-service reimbursement formula that dictates annual updates in payment rates for physician services, including significant reductions in the sustainable growth rate; however, Congress is expected to continue its annual practice of extending physician payment rates or providing an increase for the fiscal year 2012;

•	significant cuts to state Medicaid payment rates and benefits due to mounting state budgetary pressures;

•	prohibitions on additional types of contractual relationships between physicians and the healthcare facilities and providers to which they refer, and related information-collection activities;

•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;

•	heightened health information technology standards for healthcare providers;

•	increased scrutiny of medical errors and conditions acquired inside health facilities;

•	patient and drug safety initiatives;

•	re-importation of pharmaceuticals;

•	pharmaceutical drug pricing and compliance activities under Medicare part D;

•	tax law changes affecting non-profit providers;

•	immigration reform and related healthcare mandates;

•	modifications to increase requirements for facility accessibility by persons with disabilities; and

•	facility requirements related to earthquakes and other disasters, including structural retrofitting.
          The Company cannot predict whether any proposals will be fully implemented, adopted, repealed, or amended, or what effect, whether positive or negative, such proposals would have on the Company’s business.
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
Employees
          As of December 31, 2010, the Company employed 240 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
Federal Income Tax Information
          The Company is and intends to remain qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company’s net income attributable to common stockholders will not be subject to federal taxation to the extent that it is distributed as dividends to stockholders. Distributions to the Company’s stockholders generally will be includable in their income; however, dividends distributed that are in excess of current and/or accumulated earnings and profits will be treated for tax purposes as a return of capital to the extent of a stockholder’s basis and will reduce the basis of the stockholder’s shares.
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
          If the Company were to cease to qualify as a REIT, and the statutory relief provisions were found not to apply, the Company’s income that it distributed to stockholders would be subject to the “double taxation” on earnings (once at the corporate level and again at the stockholder level) that generally results from an investment in the equity securities of a corporation. The distributions would then qualify for the reduced dividend rates created by the Jobs and Growth Tax Relief Reconciliation Act of 2003. However, the reduced dividend rates are scheduled to expire for taxable years beginning after December 31, 2012. Failure to maintain qualification as a REIT would force the Company to significantly reduce its distributions and possibly incur substantial indebtedness or liquidate substantial investments in order to pay the resulting corporate taxes. In addition, the Company, once having obtained REIT status and having thereafter lost such status, would not be eligible to re-elect REIT status for the four subsequent taxable years, unless its failure to maintain its qualification was due to reasonable cause and not willful neglect and certain other requirements were satisfied. In order to elect again to be taxed as a REIT, just as with its original election, the Company would be required to distribute all of its earnings and profits accumulated in any non-REIT taxable year.

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
          The Company is and expects to continue performing third-party management services, and may also perform third-party development services. If the gross income to the Company from this or any other activity producing disqualified income for purposes of the 95% or 75% gross income tests approaches a level that could potentially cause the Company to fail to satisfy these tests, the Company intends to take such corrective action as may be necessary to avoid failing to satisfy the 95% or 75% gross income tests.
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
     Asset Tests
          At the close of each quarter of its taxable year, the Company must also satisfy four tests relating to the nature of its assets.
•	At least 75% of the value of the Company’s total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates), cash, cash items and government securities.

•	Not more than 25% of the Company’s total assets may be represented by securities other than those includable in the 75% asset class.

•	Not more than 25% of the Company’s total assets may be represented by securities of one or more TRS.

•	Of the investments included in the 25% asset class, except for TRS, (i) the value of any one issuer’s securities owned by the Company may not exceed 5% of the value of the Company’s total assets, (ii) the Company may not own more than 10% of any one issuer’s outstanding voting securities and (iii) the Company may not hold securities having a value of more than 10% of the total value of the outstanding securities of any one issuer. Securities issued by affiliated qualified REIT subsidiaries (“QRS”), which are corporations wholly owned by the Company, either directly or indirectly, that are not TRS, are not subject to the 25% of total assets limit, the 5% of total assets limit or the 10% of a single issuer’s voting securities limit or the 10% of a single issuer’s value limit. Additionally, “straight debt” and certain other exceptions are not “securities” for purposes of the 10% of a single issuer’s value test. The existence of QRS are ignored, and the assets, income, gain, loss and other attributes of the QRS are treated as being owned or generated by the Company, for federal income tax purposes. The Company currently has 65 subsidiaries and other affiliates that it employs in the conduct of its business.
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
     Distribution Requirement
          In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount equal to or greater than the excess of (a) the sum of (i) 90% of the Company’s “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and the Company’s net capital gain) and (ii) 90% of the net income (after tax on such income), if any, from foreclosure property, over (b) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its “real estate investment trust taxable income,” it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make “required distributions” to its stockholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company’s distributions for 2010 were adequate to satisfy its distribution requirement.
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
          Subject to a safe harbor exception for annual sales of up to seven properties (or properties with a basis of up to 10% of the REIT’s assets) that have been held for at least two years, gain from sales of property held for sale to customers in the ordinary course of business is subject to a 100% tax. The simultaneous exercise of options to acquire leased property that may be granted to certain tenants or other events could result in sales of properties by the Company that exceed this safe harbor. However, the Company believes that in such event, it will not have held such properties for sale to customers in the ordinary course of business.

     Depreciation of Properties
          For federal income tax purposes, the Company’s real property is being depreciated over 31.5, 39 or 40 years, using the straight-line method of depreciation and its personal property over various periods utilizing accelerated and straight-line methods of depreciation.
     Failure to Qualify as a REIT
          If the Company was to fail to qualify for federal income tax purposes as a REIT in any taxable year, and the relief provisions were found not to apply, the Company would be subject to tax on its taxable income at regular corporate rates (plus any applicable alternative minimum tax). Distributions to stockholders in any year in which the Company failed to qualify would not be deductible by the Company nor would they be required to be made. In such event, to the extent of current and/or accumulated earnings and profits, all distributions to stockholders would be taxable as qualified dividend income, including, presumably, subject to the 15% maximum rate on dividends created by the Jobs and Growth Tax Relief Reconciliation Act of 2003, and, subject to certain limitations in the Code, eligible for the 70% dividends received deduction for corporations that are REIT stockholders. However, this reduced rate for dividend income is set to expire for taxable years beginning after December 31, 2012. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company’s incurring substantial indebtedness (to the extent borrowings were feasible) or liquidating substantial investments in order to pay the resulting taxes.
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
          Under “wash sale” rules applicable to certain dispositions of interests in “domestically controlled REITs,” a Non-U.S. Stockholder could be subject to taxation under FIRPTA on the disposition of stock of the Company if certain conditions are met. If the Company is a “domestically controlled REIT,” a Non-U.S. Stockholder will be treated as having disposed of USRPI, if such Non-U.S. Stockholder disposes of an interest in the Company in an “applicable wash sale transaction.” An “applicable wash sale transaction” is any transaction in which a Non-U.S. Stockholder avoids receiving a distribution from a REIT by (i) disposing of an interest in a “domestically controlled REIT” during the 30-day period preceding a distribution, any portion of which distribution would have been treated as gain from the sale of a USRPI if it had been received by the Non-U.S. Stockholder and (ii) acquiring, or entering into a contract or option to acquire, a substantially identical interest in the REIT during the 61-day period beginning the first day of the 30-day period preceding the distribution. The wash sale rule does not apply to a Non-U.S. Stockholder who actually receives the distribution from the Company or, so long as the Company is publicly traded, to any Non-U.S. Stockholder holding greater than 5% of the outstanding stock of the Company at any time during the one-year period ending on the date of the distribution.
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
     Other Legislation
          The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the maximum individual tax rate for long-term capital gains generally from 20% to 15% (for sales occurring after May 6, 2003 through December 31, 2008) and for dividends generally from 38.6% to 15% (for tax years from 2003 through 2008). These provisions have been extended through the 2012 tax year. Without future congressional action, the maximum tax rate on long-term capital gains will return to 20% in 2013, and the maximum rate on dividends will move to 39.6% in 2013. Because a REIT is not generally subject to federal income tax on the portion of its REIT taxable income or capital gains distributed to its stockholders, distributions of dividends by a REIT are generally not eligible for the 15% tax rate on dividends. As a result, the Company’s ordinary REIT dividends will continue to be taxed at the higher tax rates (currently, a maximum of 35%) applicable to ordinary income.
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
          Under the Regulations, a “publicly-offered security” is a security that is (i) freely transferable, (ii) part of a class of securities that is widely held and (iii) either (a) part of a class of securities that is registered under section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), or (b) sold to a Plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) and the class of securities of which such security is a part of is registered under the Securities Act within 120 days (or such longer period allowed by the Securities and Exchange Commission (“SEC”)) after the end of the fiscal year of the issuer during which the offering of such securities to the public occurred. Whether a security is considered “freely transferable” depends on the facts and circumstances of each case. Generally, if the security is part of an offering in which the minimum investment is $10,000 or less, any restriction on or prohibition against any transfer or assignment of such security for the purposes of preventing a termination or reclassification of the entity for federal or state tax purposes will not of itself prevent the security from being considered freely transferable. A class of securities is considered “widely held” if it is a class of securities that is owned by 100 or more investors independent of the issuer and of one another.
          Management believes that the stock of the Company will meet the criteria of the publicly offered securities exception to the look-through rule in that the stock of the Company is freely transferable, the minimum investment is less than $10,000 and the only restrictions upon its transfer are those required under federal income tax laws to maintain the Company’s status as a REIT. Second, stock of the Company is held by 100 or more investors and at least 100 or more of these investors are independent of the Company and of one another. Third, the stock of the Company has been and will be part of offerings of securities to the public pursuant to an effective registration statement under the Securities Exchange Act and will be registered under the Securities Exchange Act within 120 days after the end of the fiscal year of the Company during which an offering of such securities to the public occurs. Accordingly, management believes that if a Plan purchases stock of the Company, the Company’s assets should not be deemed to be Plan assets and, therefore, that any person who exercises authority or control with respect to the Company’s assets should not be treated as a Plan fiduciary for purposes of the prohibited transaction rules of ERISA and Section 4975 to the Code.
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
ITEM 1A. RISK FACTORS
          The following are some of the risks and uncertainties that could negatively affect the Company’s financial condition, results of operations, business and prospects. These risks, as well as the risks described in Item 1 under the headings “Competition,” “Government Regulation,” “Legislative Developments,” “Environmental Matters,” and “Federal Income Tax Information” and in Item 7 under the heading “Disclosure Regarding Forward-Looking Statements” should be carefully considered before making an investment decision regarding the Company. The risks and uncertainties described below are not the only ones facing the Company, and there may be additional risks that the Company does not presently know of or that the Company currently considers not likely to have a significant impact. If any of the events underlying the following risks actually occurred, the Company’s business, financial condition and operating results could suffer, and the trading price of its common stock could decline.

The Company has recently incurred additional debt obligations and leverage may remain at higher levels.
          As of December 31, 2010, the Company had approximately $1.4 billion of outstanding indebtedness. The Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] increased from 46.5% at December 31, 2009 to 51.7% at December 31, 2010. Covenants under the Unsecured Credit Facility and the indenture governing the Company’s senior notes permit the Company to incur substantial additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flow from operations to the payment of indebtedness, thereby reducing the funds available to implement the Company’s business strategy and to make distributions to stockholders. A high level of indebtedness could also:
•	Potentially limit the Company’s ability to adjust rapidly to changing market conditions in the event of a downturn in general economic conditions or in the real estate and/or healthcare industries;

•	Potentially impair the Company’s ability to obtain additional financing for its business strategy; and

•	Potentially downgrade the rating of the Company’s debt securities by one or more rating agencies, which would increase the costs of borrowing under the Unsecured Credit Facility and the cost of issuance of new debt securities, among other things.
          In addition, from time to time the Company mortgages properties to secure payment of indebtedness. If the Company is unable to meet its mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could have a material adverse effect on the Company’s financial condition and results of operations.
The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings could have an adverse effect on the Company’s ability to meet its debt payments, make dividend payments to stockholders or engage in acquisition and development activity.
          A REIT is required by IRS regulations to make dividend distributions, thereby retaining less of its capital for growth. As a result, a REIT typically grows through steady investments of new capital in real estate assets. Presently, the Company has sufficient capital availability. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. Changes in the Company’s debt ratings could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities. In recent years, the capital and credit markets have experienced volatility and at times have limited the availability of funds. The Company’s ability to access the capital and credit markets may be limited by these or other factors, which could have an impact on its ability to refinance maturing debt, fund dividend payments and operations, acquire healthcare properties and complete construction projects. If the Company is unable to refinance or extend principal payments due at maturity of its various debt instruments, its cash flow may not be sufficient to repay maturing debt and, consequently, make dividend payments to stockholders. If the Company defaults in paying any of its debts or honoring its debt covenants, it could experience cross-defaults among debt instruments, the debts could be accelerated and the Company could be forced to liquidate assets for less than the values it would otherwise receive.
The Company is exposed to increases in interest rates, which could adversely impact its ability to refinance existing debt, sell assets or engage in acquisition and development activity.
          The Company receives a significant portion of its revenues by leasing its assets under long-term leases in which the rental rate is generally fixed, subject to annual rent escalators. A significant portion of the Company’s debt may be from time to time subject to floating rates, based on LIBOR or other indices. The generally fixed nature of revenues and the variable rate of certain debt obligations create interest rate risk for the Company. Increases in interest rates could make the financing of any acquisition or investment activity more costly. Rising interest rates could limit the Company’s ability to refinance existing debt when it matures or cause the Company to pay higher rates upon refinancing. An increase in interest rates also could have the effect of reducing the amounts that third parties might be willing to pay for real estate assets, which could limit the Company’s ability to sell assets at times when it might be advantageous to do so.
The Company may be required to sell certain properties to tenants or sponsors whose leases or financial support agreements provide for options to purchase. The Company may not be able to reinvest the proceeds from sale at rates of return equal to the return received on the properties sold.
          At December 31, 2010, the Company had approximately $91.3 million in real estate properties, or 3.5% of the Company real estate property investments, that are subject to exercisable purchase options held by lessees or financial support agreement sponsors that had not been exercised. Other properties have purchase options that will become exercisable in the future. The exercise of these purchase options exposes the Company to reinvestment risk. Certain properties subject to purchase options are producing returns above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the proceeds of sale at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and a corresponding material adverse effect on the Company’s business and financial condition, the Company’s ability to make distributions to its stockholders, and the market price of its common stock.
The Company is subject to risks associated with the development of properties.
          The Company is subject to certain risks associated with the development of properties including the following:
•	The construction of properties generally requires various government and other approvals that may not be received when expected, or at all, which could delay or preclude commencement of construction;

•	Development opportunities that the Company pursued but later abandoned could result in the expensing of pursuit costs, which could impact the Company’s results of operations;

•	Construction costs could exceed original estimates, which could impact the building’s profitability to the Company;

•	Operating expenses could be higher than forecasted;

•	Time required to initiate and complete the construction of a property and lease up a completed development property may be greater than originally anticipated, thereby adversely affecting the Company’s cash flow and liquidity;

•	Occupancy rates and rents of a completed development property may not be sufficient to make the property profitable to the Company; and

•	Favorable capital sources to fund the Company’s development activities may not be available when needed.
From time to time the Company may make material acquisitions and developments that may involve the expenditure of significant funds and may be unsuccessful in operating new and existing real estate properties.
          The Company regularly pursues potential transactions to acquire or develop additional assets in order to grow stockholder value and believes that there are currently numerous acquisition and development opportunities for the Company to invest in additional medical office and other outpatient-related facilities. Future acquisitions could require the Company to issue equity securities, incur debt, contingent liabilities or amortize expenses related to other intangible assets, any of which could adversely impact the Company’s financial condition or results of operations. In addition, equity or debt financing required for such acquisitions may not be available at times or at favorable rates.
          The Company’s acquired, developed and existing real estate properties may not perform in accordance with management’s expectations because of many factors including the following:
•	The Company’s purchase price for acquired facilities may be based upon a series of market or building-specific judgments which may be incorrect;

•	The costs of any maintenance or improvements for properties might exceed budgeted costs;

•	The Company may incur unexpected costs in the acquisition, construction or maintenance of real estate assets that could impact its expected returns on such assets; and

•	Leasing of real estate properties may not occur within expected timeframes or at expected rental rates.
          Further, the Company can give no assurance that acquisition and development opportunities that will meet management’s investment criteria will be available when needed or anticipated.
The Company may incur impairment charges on its real estate properties or other assets.
          The Company performs an annual impairment review on its real estate properties in the third quarter of every fiscal year. In addition, the Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. At some future date, the Company may determine that an impairment has occurred in the value of one or more of its real estate properties or other assets. In such an event, the Company may be required to recognize an impairment loss which could have a material adverse effect on the Company’s financial condition and results of operations.
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
The Company’s business operations may not generate the cash needed to service debt or fund planned capital expenditures.
          The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures will depend on its ability to generate cash in the future. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable the Company to pay its indebtedness or to fund other liquidity needs.
The Company’s revenues depend on the ability of its tenants and sponsors under its leases and financial support agreements to generate sufficient income from their operations to make loan, rent and support payments to the Company.
          The Company’s revenues are subject to the financial strength of its tenants and sponsors. The Company has no operational control over the business of these tenants and sponsors who face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints. The slowdown in the economy, decline in the availability of financing from the capital markets, and changes in healthcare regulations have affected, or may in the future adversely affect, the businesses of the Company’s tenants and sponsors to varying degrees. Such conditions may further impact such tenants’ and sponsors’ abilities to meet their obligations to the Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants and sponsors. In turn, these conditions could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income attributable to common stockholders and equity, and reduce cash flows from operations.
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
Many of the Company’s properties are held under long-term ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties.
          The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit physician tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures to attract new tenants, then the Company’s business, financial condition and results of operations would be adversely affected.
          A portion of the Company’s leases will mature over the course of any year. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If it is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected, or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.
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
Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments.
          The healthcare service industry may be affected by the following:
•	Regulatory and government reimbursement uncertainty resulting from the Health Reform Law;

•	Federal and state government focus on reducing deficits while also providing more public health benefits to address the expanding uninsured and senior populations and the forthcoming insolvency of the Medicare Trust Fund Part A;

•	Reductions in the growth of Medicare and Medicaid payment rates, to be offset, in whole or in part, by higher revenue from an increase in the insured population;

•	Pressure from private and governmental payors on healthcare providers to contain costs while increasing patients’ access to quality healthcare services;

•	Trends in the method of delivery of healthcare services;

•	Competition among healthcare providers;

•	Reimbursement rates from government and commercial payors, high uncompensated care expense and limited admissions growth pressuring operating profit margins in an uncertain economy;

•	Investment losses;

•	Availability of capital;

•	Credit downgrades;

•	Liability insurance expense; and

•	Scrutiny and formal investigations by federal and state authorities.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          In addition to the properties described under Item 1, “Business,” in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space for its headquarters. The Company’s headquarters, located in offices at 3310 West End Avenue in Nashville, Tennessee, are leased from an unrelated third party. The Company amended its current lease agreement during 2010 which extended the expiration date through October 31, 2020, provided amended base rental payments through the expiration date, reset the base year for operating expense reimbursements, and provided the Company with a right of first offer to purchase the building in which the Company is headquartered if the current landlord were to decide to sell the property. The amended lease covers approximately 30,934 square feet of rented space with base rent escalations of approximately 3.25% annually, with an additional base rental increase possible in the fifth year depending on changes in CPI. The Company’s base rent for 2010 was approximately $671,783.

ITEM 3. LEGAL PROCEEDINGS
          Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs allege that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and seek a refund of such overpayments. Plaintiffs have not specified their damages in the complaint, but based on written discovery responses, the Company estimates the plaintiffs are seeking up to $2.0 million, plus pre- and post-judgment interest. The two leases were terminated by agreement with the plaintiffs in 2003. The Company denies that it is liable to the plaintiffs for any refund of rent paid and will continue to defend the case vigorously. A trial is scheduled for April 2011.
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
          No matter was submitted to a vote of stockholders during the fourth quarter of 2010.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” As of December 31, 2010, there were approximately 1,219 stockholders of record. The following table sets forth the high and low sales prices per share of common stock and the dividend declared and paid per share of common stock related to the periods indicated.

			Dividends Declared
2010	High	Low	and Paid per Share
First Quarter	$24.57	$19.61	$0.300
Second Quarter	25.24	20.47	0.300
Third Quarter	24.69	21.36	0.300
Fourth Quarter (Payable on March 3, 2011)	25.00	20.06	0.300

2009
First Quarter	$23.59	$12.06	$0.385
Second Quarter	18.35	13.93	0.385
Third Quarter	23.26	15.78	0.385
Fourth Quarter	22.77	19.75	0.300
          Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations, cash flows, and to make accretive new investments.
Equity Compensation Plan Information
          The following table provides information as of December 31, 2010 about the Company’s common stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2007 Employees Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in the
Plan Category	and Rights (1)	and Rights (1)	First Column)
Equity compensation plans approved by security holders	392,517	—	1,578,063
Equity compensation plans not approved by security holders	—	—	—

Total	392,517	—	1,578,063

(1)	The Company’s outstanding rights relate only to its 2000 Employee Stock Purchase Plan. The Company is unable to ascertain with specificity the number of securities to be used upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

ITEM 6. SELECTED FINANCIAL DATA
          The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements of the Company:

	Years Ended December 31,
(Dollars in thousands except per share data)	2010	2009 (1)	2008 (1)	2007 (1) (2)	2006 (1)
Statement of Income Data:
Total revenues	$258,394	$246,838	$206,394	$190,191	$190,895
Total expenses	$190,602	$182,368	$155,488	$136,096	$133,978
Other income (expense)	$(63,771)	$(39,280)	$(35,586)	$(46,849)	$(49,749)

Income from continuing operations	$4,021	$25,190	$15,320	$7,246	$7,168
Discontinued operations	$4,226	$25,958	$26,440	$52,834	$32,628

Net income	$8,247	$51,148	$41,760	$60,080	$39,796
Less: Net income attributable to noncontrolling interests	$(47)	$(57)	$(68)	$(18)	$(77)

Net income attributable to common stockholders	$8,200	$51,091	$41,692	$60,062	$39,719

Per Share Data:
Basic earnings per common share:
Income from continuing operations	$0.06	$0.43	$0.30	$0.15	$0.15
Discontinued operations	$0.07	$0.45	$0.51	$1.11	$0.70

Net income attributable to common stockholders	$0.13	$0.88	$0.81	$1.26	$0.85

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.43	$0.29	$0.15	$0.15
Discontinued operations	$0.07	$0.44	$0.50	$1.09	$0.69

Net income attributable to common stockholders	$0.13	$0.87	$0.79	$1.24	$0.84

Weighted average common shares outstanding — Basic	61,722,786	58,199,592	51,547,279	47,536,133	46,527,857

Weighted average common shares outstanding — Diluted	62,770,826	59,047,314	52,564,944	48,291,330	47,498,937

Balance Sheet Data (as of the end of the period):
Real estate properties, net	$2,086,964	$1,791,693	$1,634,364	$1,351,173	$1,554,620
Mortgage notes receivable	$36,599	$31,008	$59,001	$30,117	$73,856
Assets held for sale and discontinued operations, net	$23,915	$17,745	$90,233	$15,639	$—
Total assets	$2,357,309	$1,935,764	$1,864,780	$1,495,492	$1,736,603
Notes and bonds payable	$1,407,855	$1,046,422	$940,186	$785,289	$849,982
Total stockholders’ equity	$839,010	$786,766	$794,820	$631,995	$825,672
Noncontrolling interests	$3,730	$3,382	$1,427	$—	$—
Total equity	$842,740	$790,148	$796,247	$631,995	$825,672

Other Data:
Funds from operations — Basic and Diluted (3)	$71,573	$97,882	$85,437	$73,156	$101,106
Funds from operations per common share - Basic (3)	$1.16	$1.68	$1.66	$1.54	$2.17
Funds from operations per common share - Diluted (3)	$1.14	$1.66	$1.63	$1.51	$2.13
Quarterly dividends declared and paid per common share	$1.20	$1.54	$1.54	$2.09	$2.64
Special dividend declared and paid per common share	$—	$—	$—	$4.75	$—

(1)	The years ended December 31, 2009, 2008, 2007 and 2006 are restated to conform to the discontinued operations presentation for 2010. See Note 5 to the Consolidated Financial Statements for more information on the Company’s discontinued operations at December 31, 2010.

(2)	The Company completed the sale of its senior living assets in 2007 and paid a $4.75 per share special dividend with a portion of the proceeds.

(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of funds from operations (“FFO”), including why the Company presents FFO and a reconciliation of net income attributable to common stockholders to FFO.

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
          Such risks and uncertainties include, among other things, the following:
•	The Company has recently incurred additional debt obligations and leverage may remain at higher levels;

•	The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings;

•	The Company is exposed to increases in interest rates, which could adversely impact its ability to refinance existing debt, sell assets or engage in acquisition and development activity;

•	The Company may be required to sell certain properties to tenants or sponsors who hold purchase options and may not be able to reinvest the proceeds at comparable rates of return;

•	The Company is subject to risks associated with the development of properties;

•	From time to time, the Company may make material acquisitions and developments that could involve the expenditure of significant funds and may be unsuccessful in operating new and existing real estate properties;

•	The Company may incur impairment charges on its assets;

•	The Company’s long-term master leases and financial support agreements may expire and not be extended;

•	Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s financial condition and results of operations;

•	The Company’s business operations may not generate the cash needed to service debt or fund planned capital expenditures;

•	The Company’s revenues depend on the ability of its tenants and sponsors under its leases and financial support agreements to generate sufficient income from their operations to make loan, rent and support payments to the Company;

•	If a tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, the Company would have to obtain another tenant for the affected facility;

•	Many of the Company’s properties are held under long-term ground leases containing provisions that may limit the Company’s ability to lease, sell, or finance these properties;

•	If the Company is unable to re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures to attract new tenants, then the Company’s business, financial condition and results of operations would be adversely affected;

•	Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adapted to other uses;

•	The market price of the Company’s stock may be affected adversely by changes in the Company’s dividend policy;

•	Adverse trends in the healthcare services industry may negatively affect the Company’s lease revenues and the value of its investments;

•	The Company is exposed to risks associated with entering new geographic markets;

•	The Company may experience uninsured or underinsured losses related to casualty or liability;

•	Failure to maintain its status as a REIT could cause the Company to reduce its dividends dramatically; and

•	The ability and willingness of the Company’s lenders to make their funding commitments to the Company.
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
          The Company’s real estate portfolio, diversified by facility type, geography and tenancy, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks and changes in clinical practice and reimbursement patterns.
     Executive Overview
          The Company acquired or funded $335.9 million in real estate properties and mortgage notes during 2010. Management continues to see investment opportunities across the country, some of which involve healthcare systems seeking outside capital and expertise and others involving third-parties or developers monetizing their holdings or seeking a capital partner.
          Income from continuing operations, net income attributable to common stockholders, funds from operations and cash flows were negatively impacted in 2010 compared to the prior year mainly due to two factors:
•	Interest expense from continuing operations increased $22.6 million in 2010 compared to 2009. The property acquisitions in late 2008 were initially funded with the Company’s unsecured credit facility due 2012 (the “Unsecured Credit Facility”) that bore interest at a low, variable rate. However, in the latter part of 2009, the Company completed several capital financing transactions, including the renewal of the Unsecured Credit Facility that contributed to higher interest expense in 2010. Also, in December 2010, the Company issued $400 million in new 5.75% senior notes (the “Senior Notes due 2021”). The Company used a portion of the proceeds from the Senior Notes due 2021 to repay the outstanding balance on the Unsecured Credit Facility and created capacity for the repayment of the $278.2 million of senior notes due 2011 (the “Senior Notes due 2011”). Until such time that the Senior Notes due 2011 are repaid, the Company’s operating results will reflect interest expense on both senior note issuances.

•	The Company recorded non-cash impairment charges totaling $7.5 million in 2010 relating to properties sold or held for sale. Also, gains recognized from the sale of properties were $8.4 million in 2010 compared to $20.1 million in 2009.
          At December 31, 2010, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 51.7%. At December 31, 2010, the Company had $113.3 million in cash and had full capacity available on its $550.0 million Unsecured Credit Facility.

Trends and Matters Impacting Operating Results
          Management monitors factors and trends important to the Company and REIT industry in order to gauge the potential impact on the operations of the Company. Discussed below are some of the factors and trends that management believes may impact future operations of the Company.
      Interest Expense
          In December 2010, the Company issued the Senior Notes due 2021 bearing interest at 5.75%. The proceeds from the offering were used to repay the outstanding balance on the Unsecured Credit Facility, to fund acquisitions and to provide advanced funding for the repayment of the Senior Notes due 2011. The Company’s results of operations will temporarily be negatively impacted by the interest paid on the Senior Notes due 2011 until they are repaid.
          As disclosed in more detail in Note 9 to the Consolidated Financial Statements, the Company intends to redeem the 8.125% Senior Notes due 2011 on March 28, 2011. Upon redemption, the Company will be required to pay an aggregate of $289.4 million to the holders of the notes consisting of: a) outstanding principal, b) accrued but unpaid interest and c) a “make-whole amount” per the provisions of the indenture, which is approximately equal to the interest that would otherwise be due through the stated maturity date. The Company will use available cash on hand and the Unsecured Credit Facility to fund the redemption of the notes and expects to record a one-time charge of approximately $1.9 million in the first quarter of 2011 for early extinguishment of debt. As a result of the redemption, all interest expense for 2011 related to these notes will be recognized in the first quarter of 2011.
      Acquisition Activity
          During 2010, the Company acquired approximately $311.5 million in real estate assets and funded $24.4 million in mortgage notes receivable. These acquisitions and mortgage notes were funded with borrowings on the Unsecured Credit Facility, proceeds from the Senior Notes due 2021, proceeds from real estate dispositions and mortgage note repayments, proceeds from the Company’s at-the-market equity offering program, and from the assumption of existing mortgage debt related to certain acquired properties. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.
      Development Activity
          One medical office building in Hawaii with a budget of approximately $86.0 million commenced operations during 2010. The building is currently in stabilization, which generally takes two to three years.
          During 2010, the Company began construction of two medical office buildings in Colorado with aggregate budgets totaling approximately $54.9 million and continued construction on a third medical office building in Washington with a budget of approximately $92.2 million. The Company expects completion of the core and shell of these buildings during the third quarter of 2011.
          The Company’s ability to complete and stabilize these facilities in a given period of time will impact the Company’s results of operations and cash flows. More favorable completion dates, stabilization periods and rental rates will result in improved results of operations and cash flows, while lagging completion dates, stabilization periods and rental rates will result in less favorable results of operations and cash flows. The Company’s disclosures regarding projections or estimates of completion dates and leasing may not reflect actual results. See Note 14 to the Consolidated Financial Statements for more information on the Company’s development activities.
          In addition to the projects currently under construction, the Company has remaining funding commitments totaling $54.6 million as of December 31, 2010 on five construction loans. The Company expects that these remaining commitments will be funded during 2011 and 2012.
      Dispositions and Impairments
          During 2010, the Company disposed of nine real estate properties for approximately $34.5 million in net proceeds, received $0.8 million in lease termination fees, and recognized approximately $8.4 million in gains from the sale of the properties. Also, three mortgage notes receivable totaling approximately $8.5 million were repaid. Proceeds from these dispositions were used to repay amounts due under the Unsecured Credit Facility, to fund additional real estate investments, and for general corporate purposes. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.
          During 2010, the Company also recorded impairment charges of approximately $7.5 million on properties sold during the year or held for sale at December 31, 2010.

      2011 Acquisition
          In January 2011, the Company originated with Ladco a $40.0 million mortgage loan that is secured by a multi-tenanted office building located in Iowa that was 94% leased at the time the mortgage was originated. The mortgage loan requires interest only payments through maturity, has a stated fixed interest rate and matures in January 2014.
      2011 Dispositions
          In January 2011, the Company disposed of a medical office building located in Maryland that was previously classified as held for sale and in which the Company had a $3.5 million net investment at December 31, 2010. The Company received approximately $3.4 million in net proceeds, net of expenses incurred at the time of the closing.
          In February 2011, the Company disposed of a physician clinic located in Florida that was previously classified as held for sale and in which the Company had a $3.1 million net investment at December 31, 2010. The Company received approximately $3.1 million in consideration on the sale.
      2011 Potential Dispositions
          During 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which were classified as held for sale upon receiving notice of the purchase option exercise, was approximately $8.2 million at December 31, 2010. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in a net gain of approximately $9.1 million. The Company expects the sale to occur during the third quarter of 2011.
      Purchase Options
          As discussed in “Liquidity and Capital Resources,” certain of the Company’s leases include purchase option provisions, which if exercised, could require the Company to sell a property to a lessee or operator, which could have a negative impact on the Company’s future results of operations and cash flows.
      Expiring Leases
          Master leases on three of the Company’s properties that were set to expire during 2011 have been renewed. Leases on three other master-leased properties are set to expire during 2011. The Company expects that it will not renew the three remaining master leases but will assume any tenant leases in the buildings and manage the operations of those buildings.
          The Company also has 320 leases in its multi-tenanted buildings that will expire during 2011, with each occupying an average of approximately 2,723 square feet. Approximately 81% of these leases are located in on-campus buildings, which traditionally have a higher probability of renewal. The 2011 expirations are widely distributed throughout the portfolio and are not concentrated with one tenant, health system or location.
          The Company expects there could be a short-term negative impact to its results of operations from leases that are not renewed but anticipates that over time it will be able to re-lease the properties or increase tenant rents to offset any short-term decline in revenue.
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
          The comparability of FFO for the three years ended December 31, 2010 was affected by the various acquisitions and dispositions of the Company’s real estate portfolio and the results of operations of the portfolio from period to period, as well as from the commencement of operations of properties that were previously under construction. Other items also impacted the comparability of FFO between the three years as discussed below and in Results of Operations:
•	Interest expense, including interest expense from discontinued operations, increased $22.0 million, or $0.35 per diluted common share in 2010 compared to 2009 due to debt financings;

•	Impairment charges totaling $7.5 million, or $0.12 per diluted common share, were recorded in 2010 relating to five properties classified to held for sale and one property sold during the year. Impairment charges totaling $2.5 million, or $0.05 per diluted common share, were recorded in 2008 relating to properties sold or held for sale and certain patient receivables assigned to the Company as part of a lease termination and debt restructuring;

•	A re-measurement gain totaling $2.7 million, or $0.05 per diluted common share, was recognized in 2009 in connection with the acquisition of the remaining interests in a joint venture; and

•	A net gain of approximately $4.1 million, or $0.08 per diluted common share, was recognized in 2008 and a net loss of approximately $0.5 million, or $0.01 per diluted common share, was recognized in 2010 from the repurchase of a portion of the Senior Notes due 2011 and the senior notes due 2014 (the “Senior Notes due 2014”).
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
          The table below reconciles net income attributable to common stockholders to FFO for the three years ended December 31, 2010.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
Net income attributable to common stockholders	$8,200	$51,091	$41,692

Gain on sales of real estate properties	(8,352)	(20,136)	(10,227)
Real estate depreciation and amortization	71,725	66,927	53,972

Total adjustments	63,373	46,791	43,745

Funds from Operations — Basic and Diluted	$71,573	$97,882	$85,437

Funds from Operations per Common Share — Basic	$1.16	$1.68	$1.66

Funds from Operations per Common Share — Diluted	$1.14	$1.66	$1.63

Weighted Average Common Shares Outstanding — Basic	61,722,786	58,199,592	51,547,279

Weighted Average Common Shares Outstanding — Diluted	62,770,826	59,047,314	52,564,944

Results of Operations
2010 Compared to 2009
          The Company’s results of operations for 2010 compared to 2009 were most significantly impacted by higher interest expense in 2010 resulting from financing activities that occurred in late 2009 and 2010. The results of operations were also impacted by impairments and gains on sales related to properties sold or classified as held for sale, which are included in discontinued operations.

			Change
(Dollars in thousands, except per share data)	2010	2009	$	%
REVENUES
Master lease rent	$54,659	$53,340	$1,319	2.5%
Property operating	190,205	177,849	12,356	6.9%
Straight-line rent	2,509	2,052	457	22.3%
Mortgage interest	2,377	2,646	(269)	(10.2)%
Other operating	8,644	10,951	(2,307)	(21.1)%

	258,394	246,838	11,556	4.7%

EXPENSES
General and administrative	16,894	22,478	(5,584)	(24.8)%
Property operating	101,355	93,249	8,106	8.7%
Bad debt, net	(429)	535	(964)	(180.2)%
Depreciation	67,440	60,847	6,593	10.8%
Amortization	5,342	5,259	83	1.6%

	190,602	182,368	8,234	4.5%

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(480)	—	(480)	—
Re-measurement gain of equity interest upon acquisition	—	2,701	(2,701)	(100.0)%
Interest expense	(65,710)	(43,080)	(22,630)	(52.5)%
Interest and other income, net	2,419	1,099	1,320	120.1%

	(63,771)	(39,280)	(24,491)	62.3%

INCOME FROM CONTINUING OPERATIONS	4,021	25,190	(21,169)	(84.0)%

DISCONTINUED OPERATIONS
Income from discontinued operations	3,385	5,844	(2,459)	(42.1)%
Impairments	(7,511)	(22)	(7,489)	34,040.9%
Gain on sales of real estate properties	8,352	20,136	(11,784)	(58.5)%

INCOME FROM DISCONTINUED OPERATIONS	4,226	25,958	(21,732)	(83.7)%

NET INCOME	8,247	51,148	(42,901)	(83.9)%

Less: Net income attributable to noncontrolling interests	(47)	(57)	10	(17.5)%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,200	$51,091	$(42,891)	(84.0)%

EARNINGS PER COMMON SHARE
Net income attributable to common stockholders — Basic	$0.13	$0.88	$(0.75)	(85.2)%

Net income attributable to common stockholders — Diluted	$0.13	$0.87	$(0.74)	(85.1)%

          Total revenues from continuing operations for the twelve months ended December 31, 2010 increased $11.6 million, or 4.7%, compared to the same period in 2009, mainly for the reasons discussed below:
          • Master lease rental income increased $1.3 million, or 2.5%. Master lease rental income increased approximately $2.3 million as a result of the timing of the Company’s 2009 acquisitions. The Company also recognized master lease income of $1.6 million related to a new master lease agreement executed during 2009 on a property whose income was previously reported in property operating income and recognized a $1.2 million increase in annual contractual rent increases. These increases to master lease rent were partially offset by a reduction of approximately $3.5 million related to 13 properties whose master leases expired during 2009 and 2010. The Company began recognizing the underlying tenant rents, generally in property operating income, for the underlying tenant leased space and is in the process of locating new tenants for any unoccupied space.
          • Property operating income increased $12.4 million, or 6.9%, due mainly to the recognition of additional revenue of approximately $11.5 million from the Company’s 2009 and 2010 real estate acquisitions and approximately $0.8 million from properties that were previously under construction that commenced operations during 2009. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $0.6 million in additional property operating income in 2010. Annual contractual rent increases, rent increases related to lease renewals and new leases executed with various tenants resulted in an additional $1.7 million of income in 2010. These increases in property operating income were partially offset by a $2.1 million decrease related to a property whose revenues were previously reported in property operating income, but are now reported in master lease income upon execution of a new master lease agreement with the tenant.
          • Straight-line rent increased $0.5 million, or 22.3%, due mainly to recognition of straight-line rental revenue on new leases from the Company’s 2009 and 2010 real estate acquisitions.
          • Other operating income decreased $2.3 million, or 21.1%, due mainly to the expiration of five property operating agreements totaling approximately $0.8 million and the expiration of an agreement with one operator in 2009 which provided to the Company replacement rent totaling approximately $1.3 million.
          Total expenses for the twelve months ended December 31, 2010 increased $8.2 million, or 4.5%, compared to the same period in 2009, mainly for the reasons discussed below:
          • General and administrative expenses decreased $5.6 million, or 24.8%. A $3.6 million reduction resulted from changes in benefits upon retirement for the named executive officers and an additional $1.9 million reduction related to certain general and administrative expenses from recent acquisitions that were classified to property operating expense.
          • Property operating expense increased $8.1 million, or 8.7%, due mainly to the recognition of additional expenses of approximately $4.2 million from the Company’s 2009 and 2010 real estate acquisitions and $2.4 million from properties that were previously under construction that commenced operations during 2009 and 2010. Property operating expense also increased approximately $1.3 million for properties whose master leases expired, and the Company began incurring the underlying operating expenses of the buildings. Further, certain additional general and administrative expenses allocated to recent real estate acquisitions totaling approximately $1.9 million were classified to property operating expense. These increases were partially offset by a decrease in legal fees and property taxes of approximately $1.2 million. Also, expenses of approximately $0.5 million that were recognized in 2009 related to a property were not recognized in 2010 due to the execution of a master lease agreement in the fourth quarter of 2009.
          • Bad debt expense decreased $1.0 million due mainly to collections or reversals of reserves that were previously included in bad debt expense.
          • Depreciation expense increased $6.6 million, or 10.8%, due mainly to additional depreciation recognized of approximately $2.7 million related to the Company’s real estate acquisitions in 2009 and 2010 and approximately $2.1 million related to properties previously under construction that commenced operations in 2009. The remaining $1.8 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.
          Other income (expense) for the twelve months ended December 31, 2010 changed unfavorably by $24.5 million, or 62.3%, compared to the same period in 2009 mainly due to the reasons below:
          • The Company recognized a $0.5 million loss on the early extinguishment of debt in 2010 relating to the repurchase of a portion of the Senior Notes due 2011.
          • The Company recognized a $2.7 million gain in 2009 related to the valuation and re-measurement of the Company’s equity interest in a joint venture in connection with the Company’s acquisition of the remaining equity interest in the joint venture.
          • Interest expense increased $22.6 million, or 52.5%, from 2009 to 2010. The increase is mainly attributable to interest of approximately $18.5 million on the Senior Notes due 2017 issued in December 2009, interest of approximately $5.3 million on $80 million of mortgage debt entered into in December 2009, and interest of approximately $1.2 million on the Senior Notes due 2021 issued in December 2010. These increases were partially offset by decreases in interest of approximately $1.6 million from a lower average principal balance on the Unsecured Credit Facility, $0.6 million from the repurchases of a portion of the Senior Notes due 2011 and 2014 and $0.3 million from an increase in capitalized interest on development properties.
          Income from discontinued operations totaled $4.2 million and $26.0 million, respectively, for the twelve months ended December 31, 2010 and 2009, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of December 31, 2010. The Company disposed of nine properties in 2010 and seven properties in 2009 and had 11 properties classified as held for sale at December 31, 2010.

2009 Compared to 2008
          The Company’s income from continuing operations and net income attributable to common stockholders for 2009 compared to 2008 was significantly impacted by the Company’s acquisitions of real estate properties in the latter half of 2008 of approximately $337.1 million and in 2009 of approximately $106.4 million. The acquisitions of the real estate properties were temporarily funded at a relatively low interest rate on the Unsecured Credit Facility until the Company completed its capital financing transactions in the latter part of 2009.

			Change
(Dollars in thousands, except per share data)	2009	2008	$	%
REVENUES
Master lease rent	$53,340	$52,472	$868	1.7%
Property operating	177,849	134,746	43,103	32.0%
Straight-line rent	2,052	717	1,335	186.2%
Mortgage interest	2,646	2,207	439	19.9%
Other operating	10,951	16,252	(5,301)	(32.6)%

	246,838	206,394	40,444	19.6%

EXPENSES
General and administrative	22,478	23,514	(1,036)	(4.4)%
Property operating	93,249	79,732	13,517	17.0%
Impairment of long-lived assets	—	1,600	(1,600)	(100.0)%
Bad debt, net	535	1,252	(717)	(57.3)%
Depreciation	60,847	46,541	14,306	30.7%
Amortization	5,259	2,849	2,410	84.6%

	182,368	155,488	26,880	17.3%

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	—	4,102	(4,102)	(100.0)%
Re-measurement gain of equity interest upon acquisition	2,701	—	2,701	—
Interest expense	(43,080)	(42,126)	(954)	2.3%
Interest and other income, net	1,099	2,438	(1,339)	(54.9)%

	(39,280)	(35,586)	(3,694)	10.4%

INCOME FROM CONTINUING OPERATIONS	25,190	15,320	9,870	64.4%

DISCONTINUED OPERATIONS
Income from discontinued operations	5,844	17,483	(11,639)	(66.6)%
Impairments	(22)	(886)	864	(97.5)%
Gain on sales of real estate properties	20,136	9,843	10,293	104.6%

INCOME FROM DISCONTINUED OPERATIONS	25,958	26,440	(482)	(1.8)%

NET INCOME	51,148	41,760	9,388	22.5%

Less: Net income attributable to noncontrolling interests	(57)	(68)	11	(16.2)%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$51,091	$41,692	$9,399	22.5%

EARNINGS PER COMMON SHARE
Net income attributable to common stockholders — Basic	$0.88	$0.81	$0.07	8.6%

Net income attributable to common stockholders — Diluted	$0.87	$0.79	$0.08	10.1%

          Total revenues from continuing operations for the twelve months ended 2009 increased $40.4 million, or 19.6%, compared to the same period in 2008, mainly for the reasons discussed below:
          • Master lease income increased $0.9 million, or 1.7%, from 2008 to 2009. Master lease income increased approximately $2.7 million related to 2009 acquisitions and a $2.2 million increase related mainly to annual contractual rental increases. Partially offsetting this increase, master lease income decreased $4.0 million from properties whose master leases had expired and the Company began recognizing the underlying tenant rents in property operating income.
          • Property operating income increased $43.1 million, or 32.0%, from 2008 to 2009. The Company’s acquisitions of real estate properties during 2009 and 2008 resulted in additional property operating income in 2009 compared to 2008 of approximately $36.4 million. Also, properties previously under construction that commenced operations during 2008 and 2009 resulted in approximately $1.4 million in additional property operating income from 2008 to 2009, and for properties, whose master leases had expired, the Company began recognizing the underlying tenant rents totaling approximately $3.1 million. The remaining increase of approximately $2.2 million was mainly related to annual contractual rent increases, rental increases related to lease renewals and new leases executed with various tenants.
          • Straight-line rent increased $1.3 million, or 186.2%, from 2008 to 2009. Additional straight-line rent recognized on leases subject to straight-lining from properties acquired in 2008 and 2009 was approximately $2.6 million, partially offset by reduction in straight-line rent on leases with contractual rent increases of approximately $1.1 million.
          • Mortgage interest increased $0.4 million, or 19.9%, from 2008 to 2009 due mainly to additional fundings on construction mortgage notes.
          • Other operating income decreased $5.3 million, or 32.6%, from 2008 to 2009. The decrease is due primarily to the expirations in 2008 and 2009 of five property operating agreements totaling approximately $3.7 million with one operator and the expiration of replacement rent received from an operator of approximately $1.2 million.
          Total expenses for the twelve months ended 2009 increased $26.9 million, or 17.3%, compared to the same period in 2008, mainly for the reasons discussed below:
          • General and administrative expenses decreased $1.0 million, or 4.4%, from 2008 to 2009. This decrease was mainly attributable to lower pension costs in 2009 of approximately $1.5 million, net of additional pension expense recorded in 2009 related to the partial settlement of an officer’s pension benefit, and a decrease in acquisition and development costs of approximately $0.7 million. These amounts were partially offset by an increase in other compensation related items of approximately $1.3 million. See Note 11 to the Consolidated Financial Statements for more details on the Company’s pension plans.
          • Property operating expense increased $13.5 million, or 17.0%, from 2008 to 2009. The Company’s real estate acquisitions during 2008 and 2009 resulted in additional property operating expense in 2009 of approximately $13.7 million. Also, the Company recognized additional expense in 2009 of approximately $2.1 million related to properties that were previously under construction and commenced operations during 2008 and 2009 and approximately $1.6 million related to properties whose master leases have expired and the Company began incurring underlying operating expenses. Partially offsetting these increases were reductions in legal expenses of approximately $3.1 million in 2009 compared to 2008 and in real estate taxes of approximately $0.8 million.
          • An impairment charge totaling $1.6 million was recognized in 2008 on patient accounts receivable assigned to the Company as part of a lease termination and debt restructuring in late 2005 related to a physician clinic owned by the Company.
          • Bad debt expense decreased $0.7 million from 2008 to 2009 mainly due to a reserve recorded by the Company in 2008 related to additional rental income due from an operator on four properties.
          • Depreciation expense increased $14.3 million, or 30.7%, from 2008 to 2009 mainly due to increases of approximately $9.8 million related to the Company’s real estate acquisitions, approximately $1.6 million related to the commencement of operations during 2008 and 2009 of buildings that were previously under construction, as well as approximately $2.9 million related to additional building and tenant improvement expenditures during 2008 and 2009.
          • Amortization expense increased $2.4 million, or 84.6% from 2008 to 2009, mainly due to the amortization of lease intangibles associated with properties acquired during 2008 and 2009, partially offset by a decrease in amortization of lease intangibles becoming fully amortized on properties acquired during 2003 and 2004.
          Other income (expense) for the twelve months ended December 31, 2009 changed unfavorably by $3.7 million, or 10.4%, compared to the same period in 2008, mainly for the reasons discussed below:
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
          • Interest expense increased $1.0 million, or 2.3%, from 2008 to 2009. The increase was mainly attributable to additional interest expense of approximately $3.8 million related to mortgage notes payable assumed in the 2008 and 2009 real estate acquisitions, a higher average outstanding balance on the unsecured credit facility of approximately $0.4 million, as well as interest incurred on the Senior Notes due 2017 of approximately $1.5 million and interest on $80 million of mortgage debt entered into during 2009 of approximately $0.6 million. These amounts are partially offset by interest savings of approximately $1.9 million related to the repurchases of the Senior Notes due 2011 and 2014 in 2008, as well as an increase in capitalized interest of approximately $3.4 million on development projects during 2009.
          • Interest and other income decreased $1.3 million, or 54.9%, from 2008 to 2009. The decrease is primarily a result of additional equity income recognized in 2008 of approximately $1.0 million related to a joint venture investment that the Company accounted for under the equity method until it acquired the remaining interests in the joint venture in 2009, at which time the Company began to consolidate the accounts of the joint venture.
          Income from discontinued operations totaled $26.0 million and $26.4 million, respectively, for the twelve months ended December 31, 2009 and 2008, which includes the results of operations, impairments, and net gains and impairments related to property disposals and properties classified as held for sale. The Company disposed of seven properties in 2009 and seven properties and two parcels of land in 2008. Six properties were classified as held for sale at December 31, 2009. Income from discontinued operations for 2008 also included a $7.2 million fee received from an operator to terminate its financial support agreement with the Company in connection with the disposition of the property.
Liquidity and Capital Resources
          The Company derives most of its revenues from its real estate property and mortgage portfolio based on contractual arrangements with its tenants, sponsors and borrowers. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under the Unsecured Credit Facility, or from other private debt or equity offerings. For the twelve months ended December 31, 2010, the Company generated approximately $80.8 million in cash from operations and generated approximately $26.6 million in net cash from investing and financing activities as detailed in the Company’s Consolidated Statements of Cash Flows.
     Interest Expense
          In December 2010, the Company issued the Senior Notes due 2021 bearing interest at 5.75%. The proceeds from the offering were used to repay the outstanding balance on the Unsecured Credit Facility, to fund acquisitions and to provide advanced funding for the repayment of the Senior Notes due 2011. The Company’s results of operations will temporarily be negatively impacted by the interest paid on the Senior Notes due 2011 until they are repaid.
          As disclosed in more detail in Note 9 to the Consolidated Financial Statements, the Company intends to redeem the 8.125% Senior Notes due 2011 on March 28, 2011. Upon redemption, the Company will be required to pay an aggregate of $289.4 million to the holders of the notes consisting of outstanding principal, accrued but unpaid interest and a “make-whole amount” per the provisions of the indenture, which is approximately equal to the interest that would otherwise be due through the stated maturity date. The Company will use available cash on hand and the Unsecured Credit Facility to fund the redemption of the notes and expects to record a one-time charge of approximately $1.9 million in the first quarter of 2011 for early extinguishment of debt. As a result of the redemption, all interest expense for 2011 related to these notes will be recognized in the first quarter of 2011.
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

     Contractual Obligations
          The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments at December 31, 2010, including interest payments due where applicable. At December 31, 2010, the Company had no long-term capital lease or purchase obligations.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$1,902,040	$350,821	$155,441	$411,360	$984,418
Operating lease commitments (2)	277,659	5,139	8,633	8,867	255,020
Construction in progress (3)	96,853	78,278	14,105	4,470	—
Tenant improvements (4)	—	—	—	—	—
Pension obligations (5)	—	—	—	—	—
Construction loan obligation (6)	54,607	44,708	9,899	—	—

Total contractual obligations	$2,331,159	$478,946	$188,078	$424,697	$1,239,438

(1)	The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility. Excluded from the table above are the premium on the Senior Notes due 2011 of $0.1 million, the discount on the Senior Notes due 2014 of $0.5 million, the discount on the Senior Notes due 2017 of $1.8 million, and the discount on the Senior Notes due 2021 of $3.2 million which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2010. Also excluded from the table above are discounts and premiums on six mortgage notes payable, totaling approximately $6.4 million. The Company’s long-term debt principal obligations are presented in more detail in the table below.

				Contractual
	Principal Balance	Principal Balance		Interest Rates at
(In thousands)	at Dec. 31, 2010	at Dec. 31, 2009	Maturity Date	December 31, 2010	Principal Payments	Interest Payments
Unsecured Credit Facility due 2012	$—	$50.0	9/12	LIBOR + 2.80%	At maturity	Quarterly
Senior Notes due 2011	278.2	286.3	5/11	8.125%	At maturity	Semi-Annual
Senior Notes due 2014	264.7	264.7	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017	300.0	300.0	1/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021	400.0	—	1/21	5.750%	At maturity	Semi-Annual
Mortgage Notes Payable	176.7	155.4	4/13-10/30	5.000%-7.765%	Monthly	Monthly

	$1,419.6	$1,056.4

(2)	Includes primarily the corporate office and ground leases, with expiration dates through 2101, related to various real estate investments for which the Company is currently making payments. Also, 2011 includes an obligation of approximately $0.9 million related to connecting one of the Company’s buildings with an adjacent hospital.

(3)	Includes cash flow projections related to the construction of three buildings, a portion of which relates to tenant improvements that will generally be funded after the core and shell of the building is completed. This amount includes $9.2 million of invoices that were accrued and included in the construction in progress on the Company’s Consolidated Balance Sheet as of December 31, 2010.

(4)	The Company has various first-generation tenant improvements budgeted amounts remaining as of December 31, 2010 of approximately $32.3 million related to properties developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company cannot predict when or if these amounts will be expended and, therefore, has not included estimated fundings in the table above.

(5)	At December 31, 2010, one employee, the Company’s chief executive officer, was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.9 million as of December 31, 2010. Because the Company does not know when its chief executive officer will retire, it has not projected when the retirement benefits would be paid in the table above. At December 31, 2010, the Company had recorded a $15.5 million liability, included in other liabilities, related to its pension plan obligations.

(6)	Includes the Company’s remaining funding commitment on five construction mortgage loans as of December 31, 2010.

          The Company has a $550.0 million Unsecured Credit Facility with a syndicate of 16 lenders. Loans outstanding under the Unsecured Credit Facility bear interest at a rate equal to (x) LIBOR or the base rate (defined as the highest of (i) the Federal Funds Rate plus 0.5%; (ii) the Bank of America prime rate and (iii) LIBOR) plus (y) a margin ranging from 2.15% to 3.20% (2.80% at December 31, 2010) for LIBOR-based loans and 0.90% to 1.95% (1.55% at December 31, 2010) for base rate loans, based upon the Company’s unsecured debt ratings. In addition, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee is 0.40% per annum, unless the Company’s credit rating falls below a BBB-/Baa3, at which point the facility fee would be 0.50%. As of December 31, 2010, the Company had no outstanding borrowings on its Unsecured Credit Facility, its only variable rate debt. Also, at December 31, 2010, 80.1% of the Company’s debt balances were due after 2011. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements.
          For the year ended December 31, 2010, the Company’s stockholders’ equity totaled approximately $839.0 million and its leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 51.7%. Also, at December 31, 2010, the Company’s earnings from continuing operations were insufficient to cover its fixed charges by approximately $6.3 million, with a ratio of 0.92 to 1.00. This fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale (see Note 5 to the Consolidated Financial Statements), as well as other income from discontinued operations. Also, in December 2010, the Company issued $400 million of its Senior Notes due 2021. A portion of the proceeds from this issuance will be used to repay the Senior Notes due 2011 which are due in May 2011. Until such time that the Senior Notes due 2011 are repaid, the Company is recognizing interest expense on both senior notes, resulting in a lower fixed charge ratio. The Company plans to redeem the Senior Notes due 2011 on March 28, 2011.
          As of December 31, 2010, the Company was in compliance with its financial covenant provisions under its various debt instruments.
     At-The-Market Equity Offering Program
          Since December 31, 2008, the Company has had in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. During 2010, the Company sold 5,258,700 shares of common stock under this program at prices ranging from $20.23 per share to $25.16 per share, generating approximately $117.7 million in net proceeds, and during 2009 sold 1,201,600 shares of common stock at prices ranging from $21.62 per share to $22.50 per share, generating approximately $25.7 million in net proceeds.
          During January 2011, the Company sold an additional 1,056,678 shares of common stock under this program for net proceeds totaling approximately $21.6 million, resulting in 2,383,322 authorized shares remaining to be sold under the program.
     Security Deposits and Letters of Credit
          As of December 31, 2010, the Company held approximately $6.5 million in letters of credit, security deposits, and capital replacement reserves for the benefit of the Company in the event the obligated lessee or borrower fails to perform under the terms of its respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
     Acquisition Activity
          During 2010, the Company acquired approximately $311.5 million in real estate assets and funded $24.4 million in mortgage notes receivable. These acquisitions and mortgage notes were funded with borrowings on the Unsecured Credit Facility, proceeds from the Senior Notes due 2021, proceeds from real estate dispositions and mortgage note repayments, proceeds from the Company’s at-the-market equity offering program, and from the assumption of existing mortgage debt related to certain acquired properties. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.
     Dispositions and Impairments
          During 2010, the Company disposed of nine real estate properties for approximately $34.5 million in net proceeds, received $0.8 million in lease termination fees, and recognized approximately $8.4 million in gains from the sale of the properties. Also, three mortgage notes receivable totaling approximately $8.5 million were repaid. Proceeds from these dispositions were used to repay amounts due under the Unsecured Credit Facility, to fund additional real estate investments, and for general corporate purposes. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.
          During 2010, the Company also recorded impairment charges of approximately $7.5 million on properties sold during the year or held for sale at December 31, 2010.

     2011 Acquisition
          In January 2011, the Company originated with Ladco a $40.0 million mortgage loan that is secured by a multi-tenanted office building located in Iowa that was 94% leased at the time the mortgage was originated. The mortgage loan requires interest only payments through maturity, has a stated fixed interest rate and matures in January 2014.
     2011 Dispositions
          In January 2011, the Company disposed of a medical office building located in Maryland that was previously classified as held for sale and in which the Company had a $3.5 million net investment at December 31, 2010. The Company received approximately $3.4 million in net proceeds, net of expenses incurred at the time of the closing.
     In February 2011, the Company disposed of a physician clinic located in Florida that was previously classified as held for sale and in which the Company had a $3.1 million net investment at December 31, 2010. The Company received approximately $3.1 million in consideration on the sale.
     2011 Potential Dispositions
          During 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which were classified as held for sale upon receiving notice of the purchase option exercise, was approximately $8.2 million at December 31, 2010. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in a net gain of approximately $9.1 million. The Company expects the sale to occur during the third quarter of 2011.
     Purchase Options
          In addition to the six skilled nursing facilities in Michigan and Indiana discussed above, the Company had $91.3 million in real estate properties at December 31, 2010 that were subject to exercisable purchase options that had not been exercised. On a probability-weighted basis, the Company estimates that less than one-third of these options might be exercised in the future. Purchase options on two properties in which the Company had an aggregate gross investment of approximately $35.5 million at December 31, 2010 become exercisable during 2011 and 2012. The Company does not believe it can reasonably estimate the probability that these purchase options will be exercised in the future.
     Construction in Progress and Other Commitments
          As of December 31, 2010, the Company had three medical office buildings under construction in Washington and Colorado with aggregate budgets of $147.1 million and estimated completion dates in the third quarter of 2011. At December 31, 2010, the Company had $59.5 million invested in these construction projects. The Company also has four parcels of land totaling $20.8 million in land held for future development that are included in construction in progress on the Company’s Consolidated Balance Sheet. See Note 14 to the Consolidated Financial Statements for more details on the Company’s construction in progress at December 31, 2010.
          The Company also had approximately $32.3 million in various first-generation tenant improvement budgeted amounts remaining as of December 31, 2010 related to properties that were developed by the Company.
          Further, as of December 31, 2010, the Company had remaining funding commitments totaling $54.6 million on five construction loans that the Company expects will be funded during 2011 and 2012.
          The Company intends to fund these commitments with available cash on hand, cash flows from operations, proceeds from the Unsecured Credit Facility, proceeds from the sale of real estate properties, proceeds from repayments of mortgage notes receivable, proceeds from secured debt, capital market financings, including the Company’s at-the-market equity offering program, or private debt or equity offerings.
     Operating Leases
          As of December 31, 2010, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 45 real estate investments, excluding leases the Company has prepaid. These operating leases have expiration dates through 2101. Rental expense relating to the operating leases for the years ended December 31, 2010, 2009 and 2008 was $4.0 million, $3.8 million, and $3.3 million, respectively.

     Dividends
          The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT. Common stock cash dividends paid during or related to 2010 are shown in the table below:

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid/*Payable
4th Quarter 2009	$0.30	February 2, 2010	February 18, 2010	March 4, 2010
1st Quarter 2010	$0.30	May 4, 2010	May 20, 2010	June 3, 2010
2nd Quarter 2010	$0.30	August 3, 2010	August 19, 2010	September 2, 2010
3rd Quarter 2010	$0.30	November 2, 2010	November 18, 2010	December 2, 2010
4th Quarter 2010	$0.30	February 1, 2011	February 17, 2011	* March 3, 2011
          The ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.
     Liquidity
          Net cash provided by operating activities was $80.8 million, $103.2 million and $105.3 million for 2010, 2009 and 2008, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
          The Company plans to continue to meet its liquidity needs, including funding additional investments in 2011, paying dividends, repaying maturing debt and funding other debt service, with available cash on hand, cash flows from operations, borrowings under the Unsecured Credit Facility (full capacity available at December 31, 2010), proceeds from mortgage notes receivable repayments, proceeds from sales of real estate investments, or additional capital market financings, including the Company’s at-the-market equity offering program, or other debt or equity offerings. The Company also had unencumbered real estate assets with a cost of approximately $2.3 billion at December 31, 2010, which could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
          The Company has some exposure to variable interest rates and its stock price has been impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 15 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
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
          At December 31, 2010, all of the Company’s debt totaling $1.4 billion bore interest at fixed rates. Additionally, $36.0 million of the Company’s mortgage notes and other notes receivable bore interest at fixed rates.

          The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

Impact on Earnings and Cash Flows
	Outstanding		Assuming 10%	Assuming 10%
	Principal Balance	Calculated Annual	Increase in Market	Decrease in Market
(Dollars in thousands)	As of 12/31/10	Interest (1)	Interest Rates	Interest Rates
Variable Rate Receivables:
Mortgage Notes Receivable	$4,371	$284	$1	$(1)

		Fair Value
			Assuming 10%	Assuming 10%
	Carrying Value at		Increase in Market	Decrease in Market	December 31, 2009
(Dollars in thousands)	December 31, 2010	December 31, 2010	Interest Rates	Interest Rates	(2)
Fixed Rate Debt:
Senior Notes due 2011, including premium	$278,311	$286,856	$286,835	$286,875	$307,568
Senior Notes due 2014, net of discount	264,227	282,824	281,757	283,930	282,883
Senior Notes due 2017, net of discount	298,218	320,539	316,490	324,697	297,988
Senior Notes due 2021, net of discount	396,812	396,812	386,173	408,670	—
Mortgage Notes Payable	170,287	173,190	169,831	177,526	150,115

	$1,407,855	$1,460,221	$1,441,086	$1,481,698	$1,038,554

Fixed Rate Receivables:
Mortgage Notes Receivable	$32,228	$31,521	$30,586	$32,488	$26,485
Other Notes Receivable	3,821	3,803	3,776	3,829	3,276

	$36,049	$35,324	$34,362	$36,317	$29,761

(1)	Annual interest on the variable rate receivables was calculated using a constant principal balance and the December 31, 2010 market rate of 6.50%. The increase or decrease in market interest rate is based on the variable LIBOR portion of the interest rate which is 0.26% as of December 31, 2010.

(2)	Fair values as of December 31, 2009 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.
     Off-Balance Sheet Arrangements
          The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Application of Critical Accounting Policies to Accounting Estimates
          The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and the rules and regulations of the SEC. In preparing the Consolidated Financial Statements, management is required to exercise judgment and make assumptions that impact the carrying amount of assets and liabilities and the reported amounts of revenues and expenses reflected in the Consolidated Financial Statements.
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

     Valuation of Long-Lived and Intangible Assets and Goodwill
          The Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. Important factors that could cause management to review for impairment include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment those assets subject to purchase options and those impacted by casualties, such as hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property. The Company recorded impairment charges totaling $7.5 million, $22,000 and $2.5 million, respectively, for the years ended December 31, 2010, 2009 and 2008 related to real estate properties and other long-lived assets. The impairment charges in 2010 included $1.0 million related to one property sold in 2010 and $6.5 million related to five properties classified as held for sale in 2010, reducing the Company’s carrying values on the properties to the estimated fair values of the properties less costs to sell. The impairment charge in 2009 was recorded in connection with the sale of a property in Washington. The impairment charges in 2008 included $1.6 million related to a long-lived asset, $0.1 million related to two properties sold in 2008, and $0.8 million related to two properties classified as held for sale in 2008, reducing the Company’s carrying values on the properties to the estimated fair values of the properties less costs to sell.
          The Company also performs an annual goodwill impairment review. The Company’s reviews are performed as of December 31 of each year. The Company’s 2010 and 2009 reviews indicated that no impairment had occurred with the respect to the Company’s $3.5 million goodwill asset.
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
          As of December 31, 2010 and 2009, the Company had capitalized pursuit costs totaling $1.1 million and $2.2 million, respectively, and had provided reserves against its capitalized pursuit costs of $1.0 million and $2.1 million, respectively.
     Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
          As of December 31, 2010, the Company had investments of approximately $2.4 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
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
          Payments on the Company’s accounts receivable are normally collected within 30 days of billing. When receivables remain uncollected, management must decide whether it believes the receivable is collectible and whether to provide an allowance for all or a portion of these receivables. Unlike a financial institution with a large volume of homogeneous retail receivables such as credit card loans or automobile loans that have a predictable loss pattern over time, the Company’s receivable losses have historically been infrequent, and are tied to a unique or specific event. The Company’s allowance for doubtful accounts is generally based on specific identification and is recorded for a specific receivable amount once determined that such an allowance is needed.
          The Company also evaluates collectability of its mortgage notes and notes receivable. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. The Company did not record any provisions for doubtful accounts on its mortgage notes or notes receivable during the three years ended December 31, 2010.

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
Nashville, Tennessee
          We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Realty Trust Incorporated at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
          Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 22, 2011

Consolidated
BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2010	2009
ASSETS
Real estate properties:
Land	$163,020	$135,495
Buildings, improvements and lease intangibles	2,310,404	1,977,264
Personal property	17,919	17,509
Construction in progress	80,262	95,059

	2,571,605	2,225,327
Less accumulated depreciation	(484,641)	(433,634)

Total real estate properties, net	2,086,964	1,791,693
Cash and cash equivalents	113,321	5,851
Mortgage notes receivable	36,599	31,008
Assets held for sale and discontinued operations, net	23,915	17,745
Other assets, net	96,510	89,467

Total assets	$2,357,309	$1,935,764

LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,407,855	$1,046,422
Accounts payable and accrued liabilities	62,652	55,043
Liabilities of discontinued operations	423	251
Other liabilities	43,639	43,900

Total liabilities	1,514,569	1,145,616
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 66,071,424 and 60,614,931 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	661	606
Additional paid-in capital	1,641,379	1,520,893
Accumulated other comprehensive loss	(5,269)	(4,593)
Cumulative net income attributable to common stockholders	796,165	787,965
Cumulative dividends	(1,593,926)	(1,518,105)

Total stockholders’ equity	839,010	786,766
Noncontrolling interests	3,730	3,382

Total equity	842,740	790,148

Total liabilities and equity	$2,357,309	$1,935,764

See accompanying notes.

Consolidated
STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
REVENUES
Master lease rent	$54,659	$53,340	$52,472
Property operating	190,205	177,849	134,746
Straight-line rent	2,509	2,052	717
Mortgage interest	2,377	2,646	2,207
Other operating	8,644	10,951	16,252

	258,394	246,838	206,394

EXPENSES
General and administrative	16,894	22,478	23,514
Property operating	101,355	93,249	79,732
Impairment of long-lived assets	—	—	1,600
Bad debt, net	(429)	535	1,252
Depreciation	67,440	60,847	46,541
Amortization	5,342	5,259	2,849

	190,602	182,368	155,488

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	(480)	—	4,102
Re-measurement gain of equity interest upon acquisition	—	2,701	—
Interest expense	(65,710)	(43,080)	(42,126)
Interest and other income, net	2,419	1,099	2,438

	(63,771)	(39,280)	(35,586)

INCOME FROM CONTINUING OPERATIONS	4,021	25,190	15,320

DISCONTINUED OPERATIONS
Income from discontinued operations	3,385	5,844	17,483
Impairments	(7,511)	(22)	(886)
Gain on sales of real estate properties	8,352	20,136	9,843

INCOME FROM DISCONTINUED OPERATIONS	4,226	25,958	26,440

NET INCOME	8,247	51,148	41,760

Less: Net income attributable to noncontrolling interests	(47)	(57)	(68)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,200	$51,091	$41,692

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.06	$0.43	$0.30
Discontinued operations	0.07	0.45	0.51

Net income attributable to common stockholders	$0.13	$0.88	$0.81

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.06	$0.43	$0.29
Discontinued operations	0.07	0.44	0.50

Net income attributable to common stockholders	$0.13	$0.87	$0.79

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	61,722,786	58,199,592	51,547,279

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	62,770,826	59,047,314	52,564,944

See accompanying notes.

Consolidated
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other	Cumulative		Total	Non-
	Preferred	Common	Paid-In	Comprehensive	Net	Cumulative	Stockholders’	controlling	Total
(Dollars in thousands, except per share data)	Stock	Stock	Capital	Loss	Income	Dividends	Equity	Interests	Equity
Balance at December 31, 2007	$—	$507	$1,286,071	$(4,346)	$695,182	$(1,345,419)	$631,995	$—	$631,995

Issuance of stock, net of costs	—	83	201,968	—	—	—	202,051	—	202,051
Common stock redemption	—	—	(282)	—	—	—	(282)	—	(282)
Stock-based compensation	—	2	2,778	—	—	—	2,780	—	2,780
Net income	—	—	—	—	41,692	—	41,692	68	41,760
Other comprehensive loss	—	—	—	(2,115)	—		(2,115)	—	(2,115)

Comprehensive income	—								39,645
Dividends to common stockholders ($1.54 per share)	—	—	—	—	—	(81,301)	(81,301)	—	(81,301)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(110)	(110)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	1,469	1,469

Balance at December 31, 2008	—	592	1,490,535	(6,461)	736,874	(1,426,720)	794,820	1,427	796,247

Issuance of stock, net of costs	—	13	26,656	—	—	—	26,669	—	26,669
Common stock redemption	—	—	(8)	—	—	—	(8)	—	(8)
Stock-based compensation	—	1	3,710	—	—	—	3,711	—	3,711
Net income	—	—	—	—	51,091	—	51,091	57	51,148
Other comprehensive income	—	—	—	1,868	—	—	1,868	—	1,868

Comprehensive income	—								53,016
Dividends to common stockholders ($1.54 per share)	—	—	—	—	—	(91,385)	(91,385)	—	(91,385)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(330)	(330)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	2,228	2,228

Balance at December 31, 2009	—	606	1,520,893	(4,593)	787,965	(1,518,105)	786,766	3,382	790,148

Issuance of stock, net of costs	—	53	118,077	—	—	—	118,130	—	118,130
Stock-based compensation	—	2	2,409	—	—	—	2,411	—	2,411
Net income	—	—	—	—	8,200	—	8,200	47	8,247
Other comprehensive loss	—	—	—	(676)	—	—	(676)	—	(676)

Comprehensive income	—						—		7,571
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(75,821)	(75,821)	—	(75,821)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(467)	(467)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	768	768

Balance at December 31, 2010	$—	$661	$1,641,379	$(5,269)	$796,165	$(1,593,926)	$839,010	$3,730	$842,740

See accompanying notes.

Consolidated
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
OPERATING ACTIVITIES
Net income	$8,247	$51,148	$41,760
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77,894	70,921	54,748
Stock-based compensation	2,411	3,711	2,780
Straight-line rent receivable	(2,472)	(1,925)	(643)
Straight-line rent liability	92	444	423
Gain on sales of real estate properties	(8,352)	(20,136)	(9,843)
Gain on sales of land	—	—	(384)
(Gain) loss on extinguishment of debt	480	—	(4,102)
Re-measurement gain of equity interest upon acquisition	—	(2,701)	—
Impairments	7,511	22	2,486
Equity in (income) losses from unconsolidated joint ventures	—	2	(1,021)
Provision for bad debt, net	(409)	517	1,904
State income taxes paid, net of refunds	(533)	(674)	(612)
Payment of partial pension settlement	(2,582)	(2,300)	—
Changes in operating assets and liabilities:
Other assets	(9,137)	(1,017)	6,794
Accounts payable and accrued liabilities	6,367	5,127	3,097
Other liabilities	1,318	75	7,864

Net cash provided by operating activities	80,835	103,214	105,251

INVESTING ACTIVITIES
Acquisition and development of real estate properties	(369,034)	(170,520)	(383,702)
Funding of mortgages and notes receivable	(25,109)	(23,391)	(36,970)
Investments in unconsolidated joint venture	—	(184)	—
Distributions from unconsolidated joint ventures	—	—	882
Partial redemption of preferred equity investment in an unconsolidated joint venture	—	—	5,546
Proceeds from sales of real estate	34,512	83,441	37,133
Proceeds from mortgages and notes receivable repayments	9,201	12,893	8,236

Net cash used in investing activities	(350,430)	(97,761)	(368,875)

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facilities	(50,000)	(279,000)	193,000
Borrowings on notes and bonds payable	396,800	377,969	—
Repayments on notes and bonds payable	(2,516)	(28,433)	(3,813)
Repurchase of notes payable	(8,556)	—	(45,460)
Quarterly dividends paid	(75,821)	(91,385)	(81,301)
Proceeds from issuance of common stock	118,235	26,467	197,255
Common stock redemptions	—	(8)	(282)
Capital contributions received from noncontrolling interests	633	2,228	1,469
Distributions to noncontrolling interest holders	(481)	(282)	(110)
Credit facility amendment and extension fees	—	—	(1,126)
Equity issuance costs	(30)	(3)	(389)
Debt issuance and assumption costs	(1,199)	(11,293)	—

Net cash provided by (used in) financing activities	377,065	(3,740)	259,243

Increase (decrease) in cash and cash equivalents	107,470	1,713	(4,381)
Cash and cash equivalents, beginning of year	5,851	4,138	8,519

Cash and cash equivalents, end of year	$113,321	$5,851	$4,138

Supplemental Cash Flow Information:
Interest paid	$62,274	$50,052	$49,997
Capitalized interest	$10,315	$10,087	$6,679
Invoices accrued for construction, tenant improvement and other capitalized costs	$13,555	$16,266	$12,500
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$24,268	$11,716	$50,825
Mortgage note payable disposed of upon sale of joint venture interest	$—	$5,425	$—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     Business Overview
          Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of December 31, 2010, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture, the Company had investments of approximately $2.6 billion in 209 real estate properties and mortgages. The Company’s 201 owned real estate properties, excluding assets classified as held for sale, are located in 28 states, totaling approximately 13.3 million square feet. In addition, the Company provided property management services to approximately 9.2 million square feet nationwide. Square footage disclosures in this Annual Report on Form 10-K are unaudited.
     Principles of Consolidation
          The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures and partnerships where the Company controls the operating activities.
          The Company consolidates two joint ventures with the same joint venture partner, Ladco MPF I, LLC, in which it has a controlling interest. The Company also does business with Ladco MPF I, LLC and its affiliates (“Ladco”) that are not part of the joint ventures. The Company’s Consolidated Financial Statements at December 31, 2010 included approximately $102.1 million in real estate investments, including mortgage notes receivable, related to these consolidated joint ventures. Information on these joint ventures is as follows:
•	The Company holds an 80% interest in the HR Ladco Holdings, LLC joint venture, formed during 2008. This joint venture owned $87.6 million and $72.9 million in real estate properties as of December 31, 2010 and 2009, respectively. A substantial number of properties held in this joint venture were developed by Ladco with the Company providing construction financing. Upon the properties’ completion and stabilization, the joint venture had the option to acquire the properties. The Company’s construction financings were converted to its equity contribution with additional mortgage financing (eliminated in consolidation) provided by the Company. As of December 31, 2010, the Company had funded $15.9 million of the total $60.6 million in funding commitments under four construction loans to Ladco for projects under development. Ladco is responsible for asset and property management services for which it receives a fee from the revenues of the joint venture.

•	The Company also holds a 98.75% interest in the Lakewood MOB, LLC joint venture, formed during 2010 that is currently developing two medical office buildings and a parking garage in Colorado for $54.9 million. As of December 31, 2010, the Company has funded $14.5 million for the medical office buildings and garage, which are expected to be completed during 2011. Ladco is developing the properties and will be responsible for asset and property management services upon completion. The joint venture agreement allows Ladco to expand its ownership to a maximum of 5% via a cash contribution.
          The Company reports noncontrolling interests in subsidiaries as equity and the related net income attributable to the noncontrolling interests as part of consolidated net income in its financial statements.
          The Company has other mortgage and notes receivable with Ladco that are not part of these joint ventures.
          The Company also had an investment in one unconsolidated joint venture at December 31, 2010 and 2009 and an investment in two unconsolidated joint ventures at December 31, 2008. The Company’s investment in its unconsolidated joint ventures is included in other assets and the related equity income is recognized in other income (expense) on the Company’s Consolidated Financial Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Segment Reporting
          The Company owns, acquires, manages, finances and develops outpatient healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single segment.
     Reclassifications
          Certain reclassifications for discontinued operations have been made to the Consolidated Financial Statements for the years ended December 31, 2009 and 2008 to conform to the 2010 presentation. The operating results for assets classified as held for sale as of December 31, 2010 or sold during 2010 have been reclassified from continuing operations to discontinued operations on the Consolidated Financial Statements for the years ended December 31, 2009 and 2008.
     Real Estate Properties
          Real estate properties are recorded at cost. Cost at the time of the acquisition is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property based upon estimated fair values at the time of acquisition. The Company’s gross real estate assets, on a book-basis, totaled approximately $2.6 billion and $2.3 billion, respectively, as of December 31, 2010 and 2009.
          Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2010, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	15.0 years
Buildings and improvements	1.3 to 39 years
Lease intangibles (including ground lease intangibles)	2.6 to 93.1 years
Personal property	3.0 to 15.8 years
     Land Held for Development
          Included in construction in progress (“CIP”) on the Company’s Consolidated Balance Sheets are four parcels of land held for future development. As of December 31, 2010 and 2009, the Company’s investment in land held for development totaled approximately $20.8 million and $17.3 million, respectively.
     Accounting for Acquisitions of Real Estate Properties with In-Place Leases
          When a building is acquired with in-place leases, the cost of the acquisition must be allocated between the tangible real estate assets and the intangible real estate assets related to in-place leases based on their estimated fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The values related to above- or below-market in-place lease intangibles are amortized to rental income where the Company is the lessor, are amortized to property operating expense where the Company is the lessee, and are amortized over the average remaining term of the leases upon acquisition. The values of at-market in-place leases and other intangible assets, such as customer relationship assets, are amortized and reflected in amortization expense in the Company’s Consolidated Statements of Income.
          The Company’s approach to estimating the value of in-place leases is a multi-step process.
•	First, the Company considers whether any of the in-place lease rental rates are above- or below-market. An asset (if the actual rental rate is above-market) or a liability (if the actual rental rate is below-market) is calculated and recorded in an amount equal to the present value of the future cash flows that represent the difference between the actual lease rate and the average market rate.
•	Second, the Company estimates an absorption period assuming the building is vacant and must be leased up to the actual level of occupancy when acquired. During that absorption period the owner would incur direct costs, such as tenant improvements, and would suffer lost rental income. Likewise, the owner would have acquired a measurable asset in that, assuming the building was vacant, certain fixed costs would be avoided because the actual in-place lessees would reimburse a certain portion of fixed costs through expense reimbursements during the absorption period. All of these assets (tenant improvement costs avoided, rental income lost, and fixed costs recovered through in-place lessee reimbursements) are estimated and recorded in amounts equal to the present value of future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	Third, the Company estimates the value of the building “as if vacant.” The Company uses the same absorption period and occupancy assumptions used in step two, adding to those the future cash flows expected in a fully occupied building. The net present value of these future cash flows, discounted at a market rate of return, becomes the estimated “as if vacant” value of the building.

•	Fourth, the actual purchase price is allocated based on the various asset fair values described above. The building and tenant improvement components of the purchase price are depreciated over the estimated useful life of the building or the average remaining term of the in-places leases. The above- or below-market rental rate assets or liabilities are amortized to rental income or property operating expense over the remaining term of the leases. The at-market, in-place leases are amortized to amortization expense over the average remaining term of the leases, customer relationship assets are amortized to amortization expense over terms applicable to each acquisition, and any goodwill recorded would be reviewed for impairment at least annually.
          See Note 8 for more details on the Company’s intangible assets as of December 31, 2010 and 2009.
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
          In connection with its acquisition of real estate assets during 2010 and 2009, the Company assumed mortgage notes payable. The valuation of the mortgage notes payable was determined using level two inputs. Levels 2 and 3 were used to determine the fair value of the assets classified as held for sale at December 31, 2010, which is discussed in more detail in Note 6.
     Cash and Cash Equivalents
          Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. At December 31, 2010, the Company had $99.0 million invested in a short-term money market fund, bearing interest at 0.18% and with a weighted average maturity of assets in the fund of 46 days at December 31, 2010. The cash in the money market fund was generated from a portion of the proceeds from the Senior Notes due 2021 issued in late December 2010. The Company expects to use these funds to repay the Senior Notes due 2011 or for other general corporate purposes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          Mortgage Notes and Notes Receivable
          The Company had seven mortgage notes receivable outstanding as of December 31, 2010 and four mortgage notes receivable as of December 31, 2009 with aggregate principal balances totaling $36.6 million and $31.0 million, respectively. The weighted average maturity of the notes was approximately 3.9 years and 4.7 years, respectively, with interest rates ranging from 6.5% to 11.0% and 6.2% to 8.5%, respectively, as of December 31, 2010 and 2009.
          The Company also had notes receivable outstanding as of December 31, 2010 and 2009 of approximately $3.8 million and $3.3 million, respectively. Interest rates on the notes were fixed, ranging from 8.0% to 11.6% with maturity dates ranging from 2011 through 2016 as of December 31, 2010 and 2009.
          Management believes that its mortgage notes and notes receivable outstanding as of December 31, 2010 and 2009 were collectible, and therefore, did not record any allowances or reserves related to its notes during 2010 or 2009. The Company evaluates collectibility of its mortgage notes and notes receivable and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. If a mortgage loan or note receivable becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. As of December 31, 2010 and 2009, there were no recorded investments in mortgage notes or notes receivable that were either on non-accrual status or were past due more than ninety days and continued to accrue interest. Also, as of December 31, 2010, the Company did not hold any of its mortgage notes or notes receivable available for sale.
     Goodwill and Other Intangible Assets
          Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.
          Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and deferred financing costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized over the term of the related credit facility or other debt instrument under the straight-line method, which approximates amortization under the effective interest method. Goodwill is not amortized but is evaluated annually on December 31 for impairment. The 2010 and 2009 impairment evaluations each indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 8 for more detail on the Company’s intangible assets.
     Contingent Liabilities
          From time to time, the Company may be subject to loss contingencies arising from legal proceedings, which are discussed in Note 14. Additionally, while the Company maintains comprehensive liability and property insurance with respect to each of its properties, the Company may be exposed to unforeseen losses related to uninsured or underinsured damages.
          The Company continually monitors any matters that may present a contingent liability, and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as necessary in view of changes in available information. Liabilities for contingencies are first recorded when a loss is determined to be both probable and can be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reasonably estimated. Changes in estimates regarding the exposure to a contingent loss are reflected as adjustments to the related liability in the periods when they occur.
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
     Accounting for Defined Benefit Pension Plans
          The Company has a pension plan under which certain designated officers may receive retirement benefits upon retirement and the completion of five years of service with the Company. The plan is unfunded and benefits will be paid from earnings of the Company. The Company recognizes pension expense on an accrual basis over an estimated service period. The Company calculates pension expense and the corresponding liability annually on the measurement date (December 31) which requires certain assumptions, such as a discount rate and the recognition of actuarial gains and losses.
          The Company historically has also had a pension plan for its non-employee outside directors (the “Outside Director Plan”). The Company terminated the Outside Director Plan in November 2009 and paid to each outside director who participated in the plan a lump-sum payment, which aggregated to approximately $2.6 million, during 2010 in full settlement of the directors’ benefits payable under the Outside Director Plan. See Note 11 for further discussion.
     Incentive Plans
          The Company has various employee stock-based awards outstanding. These awards include common stock issued to employees pursuant to the 2007 Employees Stock Incentive Plan and its predecessor plan (the “Incentive Plan”), the Optional Deferral Plan and the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). See Note 12 for details on the Company’s stock-based awards. The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of common shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months.
          The Company accounts for awards to its employees based on fair value, using the Black-Scholes model, and generally recognizes expense over the award’s vesting period, net of estimated forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options when they are granted in the first quarter of each year. In each of the first quarters of 2010, 2009 and 2008, the Company recognized in general and administrative expenses approximately $0.2 million, $0.3 million and $0.2 million of compensation expense, respectively, related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.
     Accumulated Other Comprehensive Loss
          Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains or losses on available-for-sale securities. The Company’s accumulated other comprehensive loss includes the cumulative pension liability adjustments, which are generally recognized in the fourth quarter of each year.
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
          Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was $17.3 million and $18.4 million, respectively, at December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Rental Income
          Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. Rental income from properties under a master lease arrangement with the tenant is included in master lease rental income and rental income from properties under various tenant lease arrangements, including operating expense recoveries, is included in property operating income on the Company’s Consolidated Statements of Income. Included in income from continuing operations were operating expense recoveries of approximately $23.0 million, $20.8 million and $10.3 million, respectively, for the years ended December 31, 2010, 2009 and 2008.
          Additional rent, generally defined in most lease agreements as the cumulative increase in a Consumer Price Index (“CPI”) from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Included in income from continuing operations was additional rental income, net of reserves, of approximately $2.3 million, $2.5 million and $1.7 million, respectively, for the years ended December 31, 2010, 2009 and 2008.
          Mortgage Interest Income
          Interest income on the Company’s mortgage notes receivable is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. Interest rates on five of its mortgage notes receivable outstanding as of December 31, 2010 were fixed and interest rates on two notes were variable. The Company amortizes any fees paid related to its mortgage notes receivable to mortgage interest income over the term of the loan on a straight-line basis.
     Other Operating Income
          Other operating income on the Company’s Consolidated Statements of Income generally includes shortfall income recognized under its property operating agreements, interest income on notes receivable, replacement rent from an operator, management fee income, and prepayment penalty income.
          Applicable to eight of the Company’s 201 owned real estate properties as of December 31, 2010, property operating agreements between the Company and sponsoring health systems contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company will calculate and accrue any shortfalls as income that the sponsor is responsible to pay to the Company under the terms of the property operating agreement.
          The Company also receives management fees related to property management services it provides to third parties. Management fees related to the Company’s owned properties are eliminated in consolidation. Management fees are generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month.
          Other operating income for the years ended December 31, 2010, 2009 and 2008 is detailed in the table below:

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008

Property lease guaranty revenue	$7.5	$8.2	$12.8
Interest income on notes receivable	0.8	0.6	0.6
Management fee income	0.2	0.2	0.2
Replacement rent	—	1.3	2.5
Other	0.1	0.7	0.2

	$8.6	$11.0	$16.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expense. No such amounts were recognized during the three years ended December 31, 2010.
          Federal tax returns for the years 2007, 2008 and 2009 are currently subject to examination by taxing authorities.
     State Income Taxes
          The Company must pay certain state income taxes and the provisions are generally included in general and administrative expense on the Company’s Consolidated Statements of Income. See Note 15 for further discussion.
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
          In the Company’s Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, income related to properties sold or held for sale as of December 31, 2010 was included in discontinued operations for each of the three years totaling approximately $4.2 million, $26.0 million, and $26.4 million, respectively.
          Assets held for sale at December 31, 2010 and 2009 included 11 and six properties, respectively.
     Earnings per Share
          Basic earnings per common share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of common stock. Diluted earnings per common share is calculated using weighted average shares outstanding plus the dilutive effect of the outstanding stock options from the Employee Stock Purchase Plan and restricted shares of common stock, using the treasury stock method and the average stock price during the period. See Note 13 for the calculations of earnings per share.
     New Accounting Pronouncements
          Accounting Standards Update 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (“ASU 2010-20”), issued in July 2010, became effective for the Company as of December 31, 2010. ASU 2010-20 requires new qualitative and quantitative disclosures in the notes to the financial statements relating to a Company’s financing receivables, such as a rollforward of the allowance for credit losses, credit quality information, impaired loan information, modification information and nonaccrual and past due information. The adoption of ASU 2010-20 did not have a material impact on the Company’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Property Investments
     The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities, as well as for the acquisition of existing properties. The Company had investments of approximately $2.6 billion in 209 real estate properties and mortgage notes receivable as of December 31, 2010, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The following table summarizes the Company’s investments.

			Buildings,
			Improvements,
	Number of		Lease Intangibles	Personal		Accumulated
(Dollars in thousands)	Facilities (1)	Land	and CIP	Property	Total	Depreciation
Medical Office:
California	7	$15,903	$81,487	$106	$97,496	$(31,865)
Florida	14	9,152	127,336	171	136,659	(49,110)
Hawaii	3	8,314	98,057	42	106,413	(7,526)
North Carolina	14	28	142,845	91	142,964	(12,780)
Tennessee	18	6,177	159,691	165	166,033	(46,052)
Texas	37	40,521	548,384	1,111	590,016	(87,534)
Washington	5	2,200	102,309	1	104,510	(4,553)
Other states	47	38,305	575,248	379	613,932	(91,430)

	145	120,600	1,835,357	2,066	1,958,023	(330,850)
Physician Clinics:
Florida	7	9,732	40,674	2	50,408	(14,630)
Virginia	3	1,623	29,169	127	30,919	(10,846)
Other states	17	5,091	65,544	262	70,897	(17,783)

	27	16,446	135,387	391	152,224	(43,259)
Surgical Facilities:
Indiana	1	1,071	42,335	—	43,406	(4,885)
Texas	4	11,334	123,396	83	134,813	(15,889)
Other states	5	5,219	14,399	18	19,636	(7,053)

	10	17,624	180,130	101	197,855	(27,827)
Specialty Outpatient:
Alabama	1	—	2,698	—	2,698	(1,042)
Iowa	1	180	1,974	—	2,154	(175)
Virginia	1	80	2,353	—	2,433	(881)

	3	260	7,025	—	7,285	(2,098)
Inpatient Rehab:
Pennsylvania	6	1,214	112,653	—	113,867	(40,651)
Texas	2	1,623	17,713	—	19,336	(6,927)
Other states	3	3,641	41,795	—	45,436	(9,649)

	11	6,478	172,161	—	178,639	(57,227)
Other:
California	1	—	12,688	—	12,688	(5,329)
Virginia	2	1,178	10,629	5	11,812	(4,314)
Other states	2	434	16,517	416	17,367	(6,322)

	5	1,612	39,834	421	41,867	(15,965)
Land Held for Development	—	—	20,772	—	20,772	(13)
Corporate Property	—	—	—	14,940	14,940	(7,402)

Total owned properties	201	163,020	2,390,666	17,919	2,571,605	(484,641)

Mortgage notes receivable	7	—	—	—	36,599	—
Unconsolidated joint venture investment	1	—	—	—	1,266	—

Total real estate investments	209	$163,020	$2,390,666	$17,919	$2,609,470	$(484,641)

(1)	Includes three properties under construction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Real Estate Leases and Mortgage Notes Receivable
     Real Estate Leases
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
          Future minimum lease payments under the non-cancelable operating leases and guaranteed amounts due to the Company under property operating agreements as of December 31, 2010 are as follows (in thousands):

2011	$221,731
2012	195,620
2013	167,041
2014	136,291
2015	108,167
2016 and thereafter	436,239

$1,265,089

     Customer Concentrations
          The Company’s real estate portfolio is leased to a diverse tenant base. The Company did not have any customers that accounted for 10% or more of the Company’s revenues, including revenues from discontinued operations, for the years ended December 31, 2010 and 2009, and had only one customer that accounted for 10% or more of the Company’s revenues for the year ended December 31, 2008 (HealthSouth at 11%).
     Purchase Option Provisions
          Certain of the Company’s leases include purchase option provisions. The provisions vary from lease to lease but generally allow the lessee to purchase the property covered by the lease at the greater of fair market value or an amount equal to the Company’s gross investment. As of December 31, 2010, the Company had a gross investment of approximately $91.3 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, that had not been exercised.
     Mortgage Notes Receivable
          The Company had seven mortgage notes receivable outstanding as of December 31, 2010 and four mortgage notes receivable as of December 31, 2009 with aggregate principal balances totaling $36.6 million and $31.0 million, respectively. Five of the mortgage notes outstanding at December 31, 2010 were construction loans and one outstanding at December 31, 2009 was a construction loan. Also, five of the Company’s seven mortgage notes receivable, having an aggregate principal balance of $19.6 million or 54% of the Company’s outstanding loan balances at December 31, 2010, were with Ladco. All of the loans were secured by existing buildings or buildings currently under development.
4. Acquisitions and Dispositions and Mortgage Repayments
     2010 Real Estate and Mortgage Note Acquisitions
          During 2010, the Company acquired the following properties:
•	a 68,534 square foot medical office building in Iowa was acquired by the HR Ladco Holdings, LLC joint venture for a total purchase price of approximately $13.8 million. The building was 100% leased at the time of the acquisition with lease expirations through 2017. The Company had provided $9.9 million in mortgage financing on the building prior to the acquisition by the joint venture. Upon acquisition, the mortgage note was refinanced with a permanent mortgage note payable to the Company, which is eliminated in consolidation;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	a 73,331 square foot medical office building in Ohio, adjacent to a 287-bed acute-care hospital, for a purchase price of approximately $14.5 million. The Company assumed a $4.2 million mortgage note payable with this acquisition, which has a fixed interest rate of 5.53% and matures in 2018. The building was 100% leased at the time of the acquisition, with lease expirations through 2017;

•	a 134,032 square foot, on-campus medical office building in Indiana for a purchase price of $23.3 million, including a $0.3 million prepaid ground lease payment. The building was 100% leased at the time of the acquisition, with lease expirations through 2020;

•	two adjacent medical office buildings in Colorado, aggregating 112,155 square feet, for a purchase price of $30.0 million. In the aggregate, the buildings were 89% leased at the time of the acquisition, with lease expirations through 2020. The Company assumed a mortgage note payable related to one of the buildings totaling $15.7 million ($15.2 million with a $0.5 million fair value adjustment) which bears a contractual interest rate of 6.75% and matures in 2013;

•	five medical office buildings, either on or adjacent to two acute-care hospitals, in Texas for a purchase price of $76.4 million. The portfolio includes 302,094 square feet and was approximately 98% leased at the time of the acquisitions, with lease expirations through 2022. The Company assumed a mortgage note payable related to one of the buildings totaling $4.4 million which bears a contractual interest rate of 5.25% and matures in 2015;

•	an 80,125 square foot, on-campus medical office building in Colorado for a purchase price of $19.4 million. The building was 94% leased at the time of the acquisition, with lease expirations through 2021; and

•	two medical office buildings, a 68-bed surgical facility, and two parcels of unimproved land in Texas for a purchase price of $133.5 million. The buildings included an aggregate of approximately 311,710 square feet, including 155,465 square feet in the two medical office buildings, and were 85% leased at the time of the acquisition and with lease expirations through 2027. The properties are located on 23 acres of land, including 4.3 undeveloped acres, providing room for additional expansion.
     Also, during 2010, the Company:
•	began funding in January 2010 a $2.7 million loan for the construction of a medical office building in Iowa by Ladco. The Company had funded $2.3 million when it was repaid in August 2010;

•	began funding in July 2010 to Ladco a $40.0 million loan for the construction of a 48-bed surgical facility in South Dakota. At December 31, 2010, the Company had funded approximately $11.2 million of the loan and expects to fund the remaining $28.8 million in 2011 and 2012. The Company received an origination fee of $0.6 million in conjunction with this loan that will be amortized to mortgage interest income over the term of the loan. As of December 31, 2010, the Company had amortized $0.2 million of the loan origination fee to mortgage interest. At completion, the surgical facility will be operated by Sanford Health under a long-term lease with an option to purchase the facility. Should Sanford Health elect to lease the surgical facility rather than acquire it upon completion, the HR Ladco Holdings, LLC joint venture has the option to acquire the property;

•	began funding in August 2010 a $12.4 million loan for the construction of a medical office building in Texas. At December 31, 2010, the Company had funded $2.5 million of the loan and expects to fund the remaining $9.9 million in 2011. The Company has the option to acquire the medical office building from the developer 12 months after the building is completed, which is expected to occur by mid-2011;

•	began funding two mortgage notes receivable in August 2010 totaling $18.4 million to Ladco for the construction of two medical office buildings in Iowa as part of the development of a six-facility outpatient campus. As of December 31, 2010, the Company had funded $4.4 million of the notes and expects to fund the remaining $14.0 million during 2011 and 2012. The Company’s joint venture, HR Ladco Holdings, LLC, will have an option to purchase the two buildings at a fair market value price upon completion and full occupancy. Concurrently, and in conjunction with entering into the two mortgage notes, an existing mortgage note receivable due to the Company totaling $4.3 million was repaid by Ladco Properties XVIII, LLC;

•	began funding in October 2010 a $2.1 million loan for the construction of a medical office building in Iowa by Ladco. At December 31, 2010, the Company had funded $0.3 million of the loan and expects to fund the remaining $1.8 million during 2011; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	funded in November 2010 a $3.7 million loan to Ladco which was secured by a medical office building located in Iowa.
A summary of the Company’s 2010 acquisitions and financings follows:

	Dates			Mortgage	Mortgage
	Acquired/Initial	Cash	Real	Note	Notes Payable		Square
(Dollars in millions)	Fundings	Consideration	Estate	Fundings	Assumed	Other	Footage

Real estate acquisitions (1)
Iowa (2)	3/26/10	$2.9	$14.7	$—	$—	$(11.8)	68,534
Ohio	8/13/10	10.3	14.5	—	(4.2)	—	73,331
Indiana	8/27/10	23.5	23.3	—	—	0.2	134,032
Colorado (3)	8/31/10	14.8	31.0	—	(15.7)	(0.5)	112,155
Texas	9/23/10, 12/29/10	71.6	75.8	—	(4.4)	0.2	302,094
Colorado	12/17/10	19.1	18.4	—	—	0.7	80,125
Texas	12/29/10	134.0	133.8	—	—	0.2	311,710

		276.2	311.5	—	(24.3)	(11.0)	1,081,981

Mortgage note financings (4)
Iowa (5)	1/27/10	2.3	—	2.3	—	—	—
South Dakota	7/26/10	10.6	—	11.2	—	(0.6)	—
Texas	8/02/10	2.5	—	2.5	—	—	—
Iowa	8/27/10	4.4	—	4.4	—	—	—
Iowa	10/29/10	0.3	—	0.3	—	—	—
Iowa	11/23/10	3.7	—	3.7	—	—	—

		23.8	—	24.4	—	(0.6)	—

Total 2010 acquisitions and financings		$300.0	$311.5	$24.4	$(24.3)	$(11.6)	1,081,981

(1)	The Company expensed $1.2 million in transaction costs during 2010 related to these acquisitions.

(2)	The Other column includes a $9.9 million mortgage note receivable that was repaid upon acquisition of the property.

(3)	The mortgage note payable assumed amount includes a fair value adjustment of $0.5 million.

(4)	Amounts in table include fundings through December 31, 2010.

(5)	This mortgage note was acquired and subsequently repaid during 2010.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions as of the acquisition date:

	Estimated	Estimated
	Fair Value	Useful Life
	(In millions)	(In years)
Buildings	$291.4	29.0 - 37.0
Prepaid ground lease	0.3	75.0
Mortgage notes payable assumed, including fair value adjustment	(24.3)	—
Mortgage notes payable repayments	(9.9)	—
Accounts receivable and other assets assumed	1.4	—
Accounts payable, accrued liabilities and other liabilities assumed	(3.4)	—
Prorated rent, net of expenses paid	0.4	—
Intangibles:
At-market lease intangibles	20.1	3.0 - 16.4
Above-market lease intangibles	1.1	4.6 - 9.1
Below-market lease intangibles	(1.4)	5.3 - 9.3
Below-market ground lease intangibles	0.5	75.0

Total intangibles	20.3	115.84

	$276.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2009 Real Estate and Mortgage Note Acquisitions
During 2009, the Company acquired the following properties:
•	the remaining 50% equity interest in a joint venture (Unico 2006 MOB), which owned a 62,246 square foot on-campus medical office building in Oregon, for approximately $4.4 million in cash consideration. The building was approximately 97% occupied at the time of the acquisition with lease maturities through 2025. In connection with the acquisition, the Company assumed an outstanding mortgage note payable held by the joint venture totaling $12.8 million ($11.7 million including a $1.1 million fair value adjustment) which bears an effective interest rate of 6.43% and matures in 2021. Prior to the acquisition, the Company had a 50% equity investment in the joint venture totaling approximately $1.7 million which it accounted for under the equity method. In connection with the acquisition, the Company re-measured its previously held equity interest at the acquisition-date fair value and recognized a gain on the re-measurement of approximately $2.7 million which was recognized as income;

•	a 51,903 square foot specialty inpatient facility in Arizona for a purchase price of approximately $15.5 million. The building was 100% occupied at the time of the acquisition by one tenant whose lease expires in 2024;

•	a medical office building with 146,097 square feet in Indiana for a purchase price of approximately $25.8 million. The building was 100% occupied at the time of the acquisition with lease expiration dates ranging from 2011 to 2021;

•	four medical office buildings in Iowa, aggregating 155,189 square feet, were acquired by the Company’s consolidated joint venture, HR Ladco Holdings, LLC, in which the Company has an 80% controlling interest, for a total purchase price of approximately $44.6 million. All four buildings were 100% leased at the time of the acquisition with lease expirations ranging from 2010 through 2029. Three of the buildings were constructed by Ladco, and the construction was funded by the Company through a construction loan. Upon the acquisition of the buildings by the joint venture, $30.8 million of the Company’s construction loan was converted to a permanent mortgage note payable to the Company, which is eliminated in consolidation, with the remaining balance of the construction loan of $5.0 million added to the Company’s equity investment in the joint venture; and

•	a mortgage note receivable was originated for $9.9 million in connection with a medical office building in Iowa.
A summary of the Company’s 2009 acquisitions follows:

				Mortgage	Mortgage
	Dates	Cash	Real	Note	Notes Payable		Square
(Dollars in millions)	Acquired	Consideration	Estate	Financing	Assumed	Other	Footage
Real estate acquisitions
Oregon (1)	1/16/09	$4.4	$20.5	$—	$(11.7)	$(4.4)	62,246
Arizona	10/20/09	16.0	16.0	—	—	—	51,903
Indiana	12/18/09	28.2	26.0	—	—	2.2	146,097
Iowa	2/23/09, 7/16/09	6.8	43.9	(35.7)	—	(1.4)	155,189
	7/23/09, 12/8/09

		55.4	106.4	(35.7)	(11.7)	(3.6)	415,435

Mortgage note financings
Iowa	12/30/09	9.9	—	9.9	—	—	—

Total 2009 acquisitions and financings		$65.3	$106.4	$(25.8)	$(11.7)	$(3.6)	415,435

(1)	The mortgage notes payable assumed in the Oregon acquisition reflects a fair value adjustment of $1.1 million recorded by the Company upon acquisition.
     The Company assigned $8.2 million to real estate lease intangible assets, net of ground lease intangible liabilities, related to its 2009 acquisitions with amortization periods ranging from 7.3 years to 75 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     2010 Real Estate Dispositions and Mortgage Repayments
During 2010, the Company disposed of the following properties:
•	five medical office buildings in Virginia in which the Company had an aggregate gross investment of approximately $23.9 million ($16.0 million, net) were sold pursuant to purchase options in its leases with one operator. The Company received approximately $19.6 million in net proceeds and $0.8 million in lease termination fees. The Company recognized a gain on sale of approximately $2.7 million, net of receivables collected and straight-line rent receivables written off;

•	a 14,563 square foot specialty outpatient facility in Florida in which the Company had a gross investment of $3.4 million ($2.4 million, net) was sold for approximately $4.0 million in net proceeds. The Company recognized a gain on sale of $1.5 million, net of straight-line rent receivables written off;

•	a 25,000 square foot ambulatory surgery center in Florida in which the Company had an aggregate gross investment of $6.1 million ($5.0 million, net) was sold for approximately $9.7 million in net proceeds. The Company recognized a gain on sale of $4.1 million, net of straight-line rent receivables written off;

•	an 11,963 square foot specialty outpatient facility in Arkansas in which the Company had a gross investment of approximately $2.1 million ($1.0 million, net) was sold for approximately $1.0 million in net proceeds. The Company recognized an immaterial gain on the disposition; and

•	a 15,474 square foot physician clinic in Georgia in which the Company had a gross investment of approximately $1.6 million ($0.9 million, net) was sold for approximately $0.2 million in net proceeds. The Company also received $0.7 million in insurance proceeds to repair flood damage to the building. The Company recorded an immaterial gain on the disposition.
Also, during 2010, three mortgage notes receivable totaling approximately $8.5 million were repaid.

A summary of the Company’s 2010 dispositions follows:

		Net Real	Other	Mortgage
	Net	Estate	(Including	Notes		Square
(Dollars in millions)	Proceeds	Investment	Receivables)	Receivable	Gain	Footage

Real estate dispositions
Virginia	$19.6	$16.0	$0.9	$—	$2.7	222,045
Florida	4.0	2.4	0.1	—	1.5	14,563
Florida	9.7	5.0	0.6	—	4.1	25,000
Arkansas	1.0	1.0	(0.1)	—	0.1	11,963
Georgia	0.2	0.9	(0.7)	—	—	15,474

	34.5	25.3	0.8	—	8.4	289,045

Mortgage note repayments	8.5	—	—	8.5	—	—

Total 2010 dispositions and repayments	$43.0	$25.3	$0.8	$8.5	$8.4	289,045

     2009 Real Estate Dispositions and Mortgage Repayments
During 2009, the Company disposed of the following properties:
•	an 11,538 square foot medical office building in Florida in which the Company had a total gross investment of approximately $1.4 million ($1.0 million, net) was sold for approximately $1.4 million in net proceeds, and the Company recognized a $0.4 million net gain on the sale;

•	a 139,647 square foot medical office building in Wyoming to the sponsor for $21.4 million. During 2008, the Company received a $2.4 million deposit from the sponsor on the sale and received a $7.2 million termination fee from the sponsor in accordance with its financial support agreement with the Company. In 2009, the Company received the remaining consideration of approximately $19.0 million (plus $0.2 million of interest). The Company had an aggregate investment of approximately $20.0 million ($15.8 million, net) in the medical office building and recognized a gain on sale of approximately $5.6 million;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	the Company’s membership interests in an entity which owns an 86,942 square foot medical office building in Washington. The Company acquired the entity in December 2008 and had an aggregate and net investment of approximately $10.7 million. The Company received approximately $5.3 million in net proceeds, and the purchaser assumed the mortgage note secured by the property of approximately $5.4 million. The Company recognized an insignificant impairment charge on the disposition related to closing costs;

•	a 198,064 square foot medical office building in Nevada in which the Company had a gross investment of approximately $46.8 million ($32.7 million, net) was sold for approximately $38.0 million in net proceeds, and the Company concurrently paid off a $19.5 million mortgage note secured by the property. The Company recognized a gain on sale of approximately $6.5 million, net of liabilities of $1.2 million;

•	a 113,555 square foot specialty inpatient facility in Michigan in which the Company had a gross investment of approximately $13.9 million ($10.8 million, net) was sold for approximately $18.5 million in net proceeds, and the Company recognized a gain on sale of approximately $7.5 million, net of liabilities of $0.2 million;

•	a 10,255 square foot ambulatory surgery center in Florida in which the Company had a gross investment of approximately $3.4 million ($2.0 million, net) was sold for approximately $0.5 million in net cash proceeds and title to a land parcel adjoining another medical office building owned by the Company valued at $1.5 million. The Company recognized no gain on the transaction; and

•	an 8,243 square foot physician clinic in Virginia in which the Company had a gross investment of approximately $0.7 million ($0.5 million, net) was sold for approximately $0.6 million in net proceeds, and the Company recognized a gain on sale of approximately $0.1 million.
          During 2009, one mortgage note receivable totaling approximately $12.6 million was repaid. This mortgage note, which provided financing for the construction of a building in Iowa, was repaid upon acquisition of the building by a third party.
          A summary of the Company’s 2009 dispositions follows:

		Net Real	Other	Mortgage
	Net	Estate	(Including	Note	Gain/	Square
(Dollars in millions)	Proceeds	Investment	Receivables)	Receivable	(Loss)	Footage

Real estate dispositions
Florida	$1.4	$1.0	$—	$—	$0.4	11,538
Wyoming (1)	21.4	15.8	—	—	5.6	139,647
Washington	5.3	10.7	(5.4)	—	—	86,942
Nevada	38.0	32.7	(1.2)	—	6.5	198,064
Michigan	18.5	10.8	0.2	—	7.5	113,555
Florida	0.5	0.5	—	—	—	10,255
Virginia	0.6	0.5	—	—	0.1	8,243

	85.7	72.0	(6.4)	—	20.1	568,244

Mortgage note repayments	12.6	—	—	12.6	—	—

Total 2009 dispositions and repayments	$98.3	$72.0	$(6.4)	$12.6	$20.1	568,244

(1)	Net proceeds include $2.4 million in proceeds received in 2008 as a deposit for the Wyoming property sale.
     2011 Acquisition
          In January 2011, the Company originated with Ladco a $40.0 million mortgage loan that is secured by a multi-tenanted office building located in Iowa that was 94% leased at the time the mortgage was originated. The mortgage loan requires interest only payments through maturity, has a stated fixed interest rate and matures in January 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     2011 Dispositions
          In January 2011, the Company disposed of a medical office building located in Maryland that was previously classified as held for sale and in which the Company had a $3.5 million net investment at December 31, 2010. The Company received approximately $3.4 million in net proceeds, net of expenses incurred at the time of the closing.
          In February 2011, the Company disposed of a physician clinic located in Florida that was previously classified as held for sale and in which the Company had a $3.1 million net investment at December 31, 2010. The Company received approximately $3.1 million in consideration on the sale.
     2011 Potential Dispositions
          During 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which were classified as held for sale upon receiving notice of the purchase option exercise, was approximately $8.2 million at December 31, 2010. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in a net gain of approximately $9.1 million. The Company expects the sale to occur during the third quarter of 2011.
5. Discontinued Operations
          Assets and liabilities of properties sold or to be sold are classified as held for sale, to the extent not sold, on the Company’s Consolidated Balance Sheets, and the results of operations of such properties are included in discontinued operations on the Company’s Consolidated Statements of Income for all periods presented. Properties classified as held for sale at December 31, 2010 include the properties discussed in “2011 Potential Dispositions” in Note 4, as well as five other properties the Company had decided to sell.
          The tables below reflect the assets and liabilities of the properties classified as held for sale and discontinued operations as of December 31, 2010 and the results of operations of the properties included in discontinued operations on the Company’s Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

	December 31,
(Dollars in thousands)	2010	2009
Balance Sheet data (as of the period ended):
Land	$7,099	$3,374
Buildings, improvements and lease intangibles	35,424	22,178
Personal property	429	—

	42,952	25,552
Accumulated depreciation	(19,447)	(8,697)

Assets held for sale, net	23,505	16,855

Other assets, net (including receivables)	410	890

Assets of discontinued operations, net	410	890

Assets held for sale and discontinued operations, net	$23,915	$17,745

Accounts payable and accrued liabilities	$229	$—
Other liabilities	194	251

Liabilities of discontinued operations	$423	$251

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
Statements of Income data (for the period ended):
Revenues (1)
Master lease rent	$4,230	$8,551	$12,488
Property operating	2,307	3,003	9,998
Straight-line rent	(37)	(127)	(74)
Other operating	1	223	8,017

	6,501	11,650	30,429

Expenses (2)
General and administrative	12	14	(27)
Property operating	2,231	2,862	6,394
Other operating	(135)	—	—
Bad debt, net	20	(18)	652
Depreciation	1,211	2,640	3,919
Amortization	—	—	25

	3,339	5,498	10,963

Other Income (Expense) (3)
Interest expense	—	(667)	(2,009)
Interest and other income, net	223	359	26

	223	(308)	(1,983)

Income from Discontinued Operations	3,385	5,844	17,483

Impairments (4)	(7,511)	(22)	(886)
Gain on sales of real estate properties (5)	8,352	20,136	9,843

Income from Discontinued Operations	$4,226	$25,958	$26,440

Income from Discontinued Operations per common share — basic	$0.07	$0.45	$0.51

Income from Discontinued Operations per common share — diluted	$0.07	$0.44	$0.50

(1)	Total revenues for the years ended December 31, 2010, 2009 and 2008 included $1.6 million, $6.9 million and $25.8 million (including a $7.2 million fee received from an operator to terminate its financial support agreement with the Company), respectively, related to properties sold; and $4.9 million, $4.8 million and $4.6 million, respectively, related to 11 properties held for sale at December 31, 2010.

(2)	Total expenses for the years ended December 31, 2010, 2009 and 2008 included $0.4 million, $2.4 million and $7.8 million, respectively, related to properties sold; and $2.9 million, $3.1 million and $3.2 million, respectively, related to 11 properties held for sale at December 31, 2010.

(3)	Other income (expense) for the year ended December 31, 2010 included income of $0.2 million related to properties held for sale and the years ended December 31, 2009 and 2008 included net expenses of $0.3 million and $2.0 million, respectively, related to properties sold.

(4)	Impairments for the year ended December 31, 2010 included $1.0 million related to one property sold and $6.5 million related to five properties held for sale; December 31, 2009 included approximately $22,000 related to one property sold; and December 31, 2008 included $0.6 million related to one property held for sale and $0.3 million related to three properties sold.

(5)	Gain on sales of real estate properties for the years ended December 31, 2010, 2009 and 2008 included gains on the sale of eight, six and six properties, respectively.
6. Impairment Charges
          A Company must assess the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or there is a change in circumstances, such as the sale of a property or the decision to sell a property, that indicate that the recorded value might not be fully recoverable. An asset is impaired when undiscounted cash flows expected to be generated by the asset are less than the carrying value of the asset.
          The Company recorded impairment charges on properties sold or classified as held for sale, which are included in discontinued operations, for the years ended December 31, 2010, 2009 and 2008 totaling $7.5 million, $22,000 and $0.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company also recorded an impairment charge, which is included in continuing operations, for the year ended December 31, 2008 of $1.6 million related to changes in management’s estimate of fair value and collectibility of patient receivables assigned to the Company in late 2005, resulting from a lease termination and debt restructuring of a physician clinic owned by the Company.
          Both level 2 and level 3 fair value techniques were used to derive these impairment charges. Executed purchase and sale agreements, since they are binding agreements, are categorized as level 2. Brokerage estimates, letters of intent, or unexecuted purchase and sale agreements are considered to be level 3 as they are nonbinding in nature.
7. Other Assets
          Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, and receivables. Items included in other assets on the Company’s Consolidated Balance Sheets as of December 31, 2010 and 2009 are detailed in the table below.

	December 31,
(Dollars in millions)	2010	2009
Prepaid assets	$27.9	$24.7
Straight-line rent receivables	27.0	25.2
Above-market intangible assets, net	13.4	12.0
Deferred financing costs, net	12.0	12.1
Accounts receivable	6.1	9.0
Notes receivable	3.8	3.3
Goodwill	3.5	3.5
Equity investment in joint venture — cost method	1.3	1.3
Customer relationship intangible assets, net	1.2	1.2
Allowance for uncollectible accounts	(1.2)	(3.7)
Other	1.5	0.9

	$96.5	$89.5

     Equity Investments in Joint Ventures
          At December 31, 2010 and 2009, the Company had an investment in an unconsolidated joint venture, which had investments in real estate properties. In January 2009, the Company acquired the remaining membership interest in one of its joint ventures previously accounted for under the equity method. The Company accounts for its remaining joint venture investment under the cost method. The Company recognized income related to the joint venture accounted for under the cost method of approximately $0.1 million, $0.3 million and $0.7 million, respectively, for the years ended December 31, 2010, 2009 and 2008. The Company’s net investments in the joint ventures are included in other assets on the Company’s Consolidated Balance Sheets, and the related income or loss is included in interest and other income, net on the Company’s Consolidated Statements of Income. The table below details the Company’s investments in its unconsolidated joint ventures.

	December 31,
(Dollars in thousands)	2010	2009	2008
Net joint venture investments, beginning of year	$1,266	$2,784	$18,356
Equity in income (losses) recognized during the year	—	(2)	1,021
Acquisition of remaining equity interest in a joint venture	—	(1,700)	(10,165)
Partial redemption of preferred equity investment in an unconsolidated joint venture	—	—	(5,546)
Additional investment in a joint venture	—	184	—
Distributions received during the year	—	—	(882)

Net joint venture investments, end of year	$1,266	$1,266	$2,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Intangible Assets and Liabilities
          The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, deferred financing costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2010 and 2009 consisted of the following:

	Gross		Accumulated
	Balance at		Amortization		Weighted
	December 31,		at December 31,		Avg. Life	Balance Sheet
(Dollars in millions)	2010	2009	2010	2009	(Years)	Classification
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets
Deferred financing costs	20.7	17.1	8.7	5.0	5.3	Other assets
Above-market lease intangibles	14.6	12.8	1.2	0.8	58.4	Other assets
Customer relationship intangibles	1.4	1.4	0.2	0.2	32.6	Other assets
Below-market lease intangibles	(8.8)	(7.2)	(2.9)	(1.8)	11.5	Other liabilities
At-market lease intangibles	93.0	72.9	49.0	43.7	8.4	Real estate properties

	$124.4	$100.5	$56.2	$47.9	18.6

          Amortization of the Company’s intangible assets and liabilities, in place as of December 31, 2010, is expected to be approximately $9.9 million, $9.0 million, $6.4 million, $5.9 million, and $4.8 million, respectively, for the years ended December 31, 2011 through 2015.
9. Notes and Bonds Payable
          The table below details the Company’s notes and bonds payable.

	December 31,
(Dollars in thousands)	2010	2009
Unsecured Credit Facility due 2012	$—	$50,000
Senior Notes due 2011, including premium	278,311	286,655
Senior Notes due 2014, net of discount	264,227	264,090
Senior Notes due 2017, net of discount	298,218	297,988
Senior Notes due 2021, net of discount	396,812	—
Mortgage notes payable, net of discount and including premiums	170,287	147,689

	$1,407,855	$1,046,422

          The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At December 31, 2010, the Company was in compliance with its financial covenant provisions under its various debt instruments.
     Unsecured Credit Facility due 2012
          On September 30, 2009, the Company entered into an amended and restated $550.0 million unsecured credit facility (the “Unsecured Credit Facility”) with a syndicate of 16 lenders that matures on September 30, 2012. Amounts outstanding under the Unsecured Credit Facility bear interest at a rate equal to (x) LIBOR or the base rate (defined as the highest of (i) the Federal Funds Rate plus 0.5%; (ii) the Bank of America prime rate and (iii) LIBOR) plus (y) a margin ranging from 2.15% to 3.20% (2.80% at December 31, 2010) for LIBOR-based loans and 0.90% to 1.95% (1.55% at December 31, 2010) for base rate loans, based upon the Company’s unsecured debt ratings. In addition, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee is 0.40% per annum, unless the Company’s credit rating falls below a BBB-/Baa3, at which point the facility fee would be 0.50%. At December 31, 2009, the Company had $50.0 million outstanding under the facility with a weighted average interest rate of approximately 3.03% At December 31, 2010, the Company had no borrowings outstanding under the facility and had borrowing capacity remaining, under its financial covenants, of approximately $550.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Senior Notes due 2011
          In 2001, the Company publicly issued $300.0 million of unsecured senior notes due 2011 (the “Senior Notes due 2011”). The Senior Notes due 2011 bear interest at 8.125%, payable semi-annually on May 1 and November 1, and are due on May 1, 2011, unless redeemed earlier by the Company. The Company repurchased $13.7 million during 2008 and $8.1 million during 2010 of the Senior Notes due 2011. The notes were originally issued at a discount of approximately $1.5 million, which yielded an 8.202% interest rate per annum upon issuance. The original discount is combined with the premium resulting from the termination of interest rate swaps in 2006 that were entered into to offset changes in the fair value of $125.0 million of the notes. The net premium is combined with the principal balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheets and is being amortized against interest expense over the remaining term of the notes yielding an effective interest rate on the notes of 7.896%. For each of the years ended December 31, 2010, 2009 and 2008, the Company amortized approximately $0.3 million, $0.2 million and $0.2 million, respectively, of the net premium which is included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2011 on the Company’s Consolidated Balance Sheets as of December 31, 2010 and 2009.

	December 31,
(Dollars in thousands)	2010	2009
Senior Notes due 2011 face value	$278,221	$286,300
Unamortized net gain (net of discount)	90	355

Senior Notes due 2011 carrying amount	$278,311	$286,655

          On February 17, 2011, the Company’s Board of Directors approved the redemption prior to maturity of all of the outstanding Senior Notes Due 2011. The terms of the notes and the related indenture require the Company to pay upon redemption an aggregate of $289.4 million to the holders of the notes consisting of: a) $278.2 million in outstanding principal; b) $9.3 million in interest accrued but not yet paid as of the redemption date; and c) $1.9 million in accordance with the “make-whole” provisions of the indenture, which is approximately equal to the interest that would otherwise be due through the stated maturity date. A formal notice of redemption is being sent separately to the affected holders of the Senior Notes Due 2011 in accordance with the terms of the indenture. The Company intends to redeem these notes on March 28, 2011. The Company will use cash on hand and the Unsecured Credit Facility to fund the redemption and expects to record a one-time charge of approximately $1.9 million in the first quarter of 2011 for early extinguishment of debt. As a result of the redemption, all interest expense for 2011 related to these notes will be recognized in the first quarter of 2011.
     Senior Notes due 2014
          In 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. During 2008, the Company repurchased approximately $35.3 million of the Senior Notes due 2014. The notes were issued at a discount of approximately $1.5 million, which yielded a 5.19% interest rate per annum upon issuance. For each of the years ended December 31, 2010, 2009 and 2008, the Company amortized approximately $0.1 million of the discount which is included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Consolidated Balance Sheets as of December 31, 2010 and 2009.

	December 31,
(Dollars in thousands)	2010	2009
Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(510)	(647)

Senior Notes due 2014 carrying amount	$264,227	$264,090

     Senior Notes due 2011 and 2014 Repurchases
          During 2010, the Company repurchased $8.1 million of the Senior Notes due 2011, amortized a pro-rata portion of the premium related to the notes and recognized a net loss of $0.5 million. During 2008, the Company repurchased $13.7 million of the Senior Notes due 2011 and $35.3 million of the Senior Notes due 2014, amortized a pro-rata portion of the premium or discount related to the notes and recognized a net gain of $4.1 million. The Company may elect, from time to time, to repurchase and retire its notes when market conditions are appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Senior Notes due 2017
          On December 4, 2009, the Company publicly issued $300.0 million of unsecured senior notes due 2017 (the “Senior Notes due 2017”). The Senior Notes due 2017 bear interest at 6.50%, payable semi-annually on January 17 and July 17, and are due on January 17, 2017, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.0 million, which yielded a 6.618% interest rate per annum upon issuance. For each of the years ended December 31, 2010 and 2009, the Company amortized approximately $0.2 million and $19,000, respectively, of the discount which is included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2017 on the Company’s Consolidated Balance Sheets as of December 31, 2010.

	December 31,
(Dollars in thousands)	2010	2009
Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,782)	(2,012)

Senior Notes due 2017 carrying amount	$298,218	$297,988

     Senior Notes due 2021
          On December 13, 2010, the Company publicly issued $400.0 million of unsecured senior notes due 2021 (the “Senior Notes due 2021”). The Senior Notes due 2021 bear interest at 5.75%, payable semi-annually on January 15 and July 15, beginning July 15, 2011, and are due on January 15, 2021, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $3.2 million, which yielded a 5.855% interest rate per annum upon issuance. For the year ended December 31, 2010, the Company amortized approximately $12,000 of the discount which is included in interest expense on the Company’s Consolidated Statement of Income. The following table reconciles the balance of the Senior Notes due 2021 on the Company’s Consolidated Balance Sheet as of December 31, 2010.

December 31,
(Dollars in thousands)	2010
Senior Notes due 2021 face value	$400,000
Unaccreted discount	(3,188)

Senior Notes due 2021 carrying amount	$396,812

     Mortgage Notes Payable
          The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets.

	December 31,
(Dollars in thousands)	2010	2009
Mortgage notes payable principal balance	$176,638	$155,355
Unaccreted discount, net	(6,351)	(7,666)

Mortgage notes payable carrying amount	$170,287	$147,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table details the Company’s mortgage notes payable, with related collateral.

						Investment in
		Effective		Number		Collateral at	Balance at
	Original	Interest	Maturity	of Notes		December 31,	December 31,
(Dollars in millions)	Balance	Rate (13)	Date	Payable (14)	Collateral (15)	2010	2010	2009
Life Insurance Co. (1)	$4.7	7.765%	1/17	1	MOB	$11.4	$2.2	$2.5
Commercial Bank (2)	1.8	5.550%	10/30	1	OTH	7.9	1.7	1.7
Life Insurance Co. (3)	15.1	5.490%	1/16	1	MOB	32.5	13.5	13.9
Commercial Bank (4)	17.4	6.480%	5/15	1	MOB	19.9	14.5	14.4
Commercial Bank (5)	12.0	6.110%	7/15	1	2 MOBs	19.5	9.7	9.7
Commercial Bank (6)	15.2	7.650%	7/20	1	MOB	20.1	12.8	12.8
Life Insurance Co. (7)	1.5	6.810%	7/16	1	SOP	2.2	1.2	1.2
Commercial Bank (8)	12.9	6.430%	2/21	1	MOB	20.6	11.5	11.6
Investment Fund (9)	80.0	7.250%	12/16	1	15 MOBs	153.9	79.2	79.9
Life Insurance Co. (10)	7.0	5.530%	1/18	1	MOB	14.5	4.0	—
Investment Co. (11)	15.9	6.550%	4/13	1	MOB	23.3	15.6	—
Investment Co. (12)	4.6	5.250%	9/15	1	MOB	6.9	4.4	—

				12		$332.7	$170.3	$147.7

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(3)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company recorded a $2.7 million discount on this note upon acquisition which is included in the balance above.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company recorded a $2.1 million discount on this note upon acquisition which is included in the balance above.

(6)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity. The Company recorded a $2.4 million discount on this note upon acquisition which is included in the balance above.

(7)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The Company recorded a $0.2 million discount on this note upon acquisition which is included in the balance above.

(8)	Payable in monthly installments of principal and interest based on a 12-year amortization with the final payment due at maturity. The Company recorded a $1.0 million discount on this note upon acquisition which is included in the balance above.

(9)	Payable in monthly installments of principal and interest based on a 30-year amortization with a 7-year initial term (maturity 12/01/16) and the option to extend the initial term for two, one-year floating rate extension terms.

(10)	Payable in monthly installments of principal and interest based on a 15-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during the third quarter 2010.

(11)	Payable in monthly installments of principal and interest based on a 30-year amortization with the option to extend for three years at a fixed rate of 6.75%. The Company recorded a $0.5 million premium on this note upon acquisition which is included in the balance above.

(12)	Payable in monthly installments of principal and interest with a balloon payment of $4.0 million due at maturity.

(13)	The contractual interest rates for the nine outstanding mortgage notes ranged from 5.00% to 7.625% at December 31, 2010.

(14)	Number of mortgage notes payable outstanding at December 31, 2010.

(15)	MOB-Medical office building; SOP-Specialty outpatient; OTH-Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Long-Term Debt Information
          Future maturities of the Company’s notes and bonds payable as of December 31, 2010 were as follows:

	Principal	Net Accretion/	Notes and
(Dollars in thousands)	Maturities	Amortization (1)	Bonds Payable	%
2011	$281,502	$(1,331)	$280,171	19.9%
2012	3,491	(1,508)	1,983	0.2%
2013	18,284	(1,738)	16,546	1.2%
2014	268,460	(1,785)	266,675	18.9%
2015	32,632	(1,443)	31,189	2.2%
2016 and thereafter	815,227	(3,936)	811,291	57.6%

	$1,419,596	$(11,741)	$1,407,855	100.0%

(1)	Includes discount and premium amortization related to the Company’s Senior Notes due 2011, Senior Notes due 2014, Senior Notes due 2017, Senior Notes due 2021, and six mortgage notes payable.
10. Stockholders’ Equity
     Common Stock
          The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2010 as follows:

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	60,614,931	59,246,284	50,691,331
Issuance of stock	5,287,098	1,244,914	8,373,014
Restricted stock-based awards, net of forfeitures	169,395	123,733	181,939

Balance, end of year	66,071,424	60,614,931	59,246,284

     At-The-Market Equity Offering Program
          Since December 31, 2008, the Company has had in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. During 2010, the Company sold 5,258,700 shares of common stock under this program at prices ranging from $20.23 per share to $25.16 per share, generating approximately $117.7 million in net proceeds, and during 2009 sold 1,201,600 shares of common stock at prices ranging from $21.62 per share to $22.50 per share, generating approximately $25.7 million in net proceeds.
          During January 2011, the Company sold an additional 1,056,678 shares of common stock under this program for net proceeds totaling approximately $21.6 million, resulting in 2,383,322 authorized shares remaining to be sold under the program.
     Dividends Declared
          During 2010, the Company declared and paid quarterly common stock dividends in the amounts of $0.30 per share.
          On February 1, 2011, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on March 3, 2011 to stockholders of record on February 17, 2011.
     Authorization to Repurchase Common Stock
          In 2006, the Company’s Board of Directors authorized management to repurchase up to 3,000,000 shares of the Company’s common stock. As of December 31, 2010, the Company had not repurchased any shares under this authorization. The Company may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.
     Accumulated Other Comprehensive Loss
          During the year ended December 31, 2010, the Company recorded a $0.7 million increase to future benefit obligations related to its pension plans, resulting in an increase to other liabilities, with an offset to accumulated other comprehensive loss which is included in stockholders’ equity on the Company’s Consolidated Balance Sheet. The future benefit obligation reflects an overall reduction, resulting in a decrease to other liabilities, due to the settlement and payout of benefits in 2010, totaling approximately $2.6 million, to the outside directors upon termination in late 2009 of the retirement plan for the directors. For the year ended December 31, 2009, the Company recorded $1.9 million reduction to future benefit obligations related to its pension plans, resulting in a decrease to other liabilities, with an offset to accumulated other comprehensive loss, included in stockholders’ equity, on the Company’s Consolidated Balance Sheet. The reduction to the benefit obligation is primarily due to the one-time cash payment of $2.3 million in January 2009 to its chief executive officer resulting from the curtailment and partial settlement of his future pension benefit.
11. Benefit Plans
     Executive Retirement Plan
          The Company has an Executive Retirement Plan, under which certain officers designated by the Compensation Committee of the Board of Directors may receive upon normal retirement (defined to be when the officer reaches age 65 and has completed five years of service with the Company) an amount equal to 60% of the officer’s final average earnings (defined as the average of the executive’s highest three years’ earnings) plus 6% of final average earnings multiplied by the years of service after age 60 (but not more than five years), less 100% of certain other retirement benefits received by the officer to be paid either in lump sum or in monthly installments over a period not to exceed the greater of the life of the retired officer or his surviving spouse.
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
          At December 31, 2010, only the Company’s chief executive officer was eligible to retire under the plan. Upon retirement, the chief executive officer will be paid in annual installments of approximately $0.9 million, increasing annually based on CPI. The Company also has one other officer to whom it is currently making benefit payments of approximately $84,000 per year that retired under the plan.
          Also, in November 2008, an officer and participant in the Executive Retirement Plan voluntarily resigned from employment. The officer was eligible to receive a lump-sum distribution of earned benefits under this plan of approximately $4.5 million. The Company granted the officer an equivalent number of shares of common stock in satisfaction of this pension benefit, resulting in a curtailment and partial settlement of the plan. The Company also recognized $1.1 million in additional compensation expense, a component of general and administrative expense, related to the settlement of the officer’s pension benefit. See Note 12.
     Retirement Plan for Outside Directors
          In November 2009, the Company terminated the Outside Director Plan. During 2010, the Company paid to each outside director who participated in the plan a lump sum payment, which aggregated to approximately $2.6 million, in full settlement of the directors’ benefits payable under the Outside Director Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Retirement Plan Information
          Net periodic benefit cost for both the Executive Retirement Plan and the Outside Director Plan (the “Plans”) for the three years in the period ended December 31, 2010 is comprised of the following:

(Dollars in thousands)	2010	2009	2008
Service cost	$51	$286	$1,288
Interest cost	933	926	1,190
Effect of settlement	(243)	1,005	1,143
Amortization of net gain/loss	671	669	758

	$1,412	$2,886	$4,379
Net loss (gain) recognized in other comprehensive income	676	(1,868)	2,115

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$2,088	$1,018	$6,494

          The Company estimates that approximately $0.9 million of the net loss recognized in accumulated other comprehensive loss will be amortized to expense in 2011.
          The Plans are unfunded, and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations as of December 31, 2010 and 2009.

(Dollars in thousands)	2010	2009
Benefit obligation at beginning of year	$16,122	$17,488
Service cost	51	286
Interest cost	933	926
Benefits paid	(2,666)	(2,384)
Curtailment gain	—	(14)
Settlement (gain) loss	(243)	1,005
Actuarial (gain) loss, net	1,348	(1,185)

Benefit obligation at end of year	$15,545	$16,122

          Amounts recognized in the Consolidated Balance Sheets are as follows:

(Dollars in thousands)	2010	2009
Net liabilities included in accrued liabilities	$(10,276)	$(11,529)
Amounts recognized in accumulated other comprehensive loss	(5,269)	(4,593)
          The Company assumed discount rates of 5.5% for 2010 and 6.0% for 2009 and 2008 and compensation increases of 2.7% for 2010, 2009 and 2008 related to the Plans to measure the year-end benefit obligations and the earnings effects for the subsequent year related to the Plans.
12. Stock and Other Incentive Plans
     2007 Employees Stock Incentive Plan
          The Incentive Plan authorizes the Company to issue 2,390,272 shares of common stock to its employees and directors. The Incentive Plan will continue until terminated by the Company’s Board of Directors. As of December 31, 2010, 2009 and 2008, the Company had issued, net of forfeitures, a total of 1,091,007, 921,612 and 822,706 shares, respectively, under the Incentive Plan for compensation-related awards to employees and directors, with a total of 1,299,265, 1,468,660 and 1,567,566 authorized shares, respectively, remaining which had not been issued. Under the Incentive Plan’s predecessor plans, 329,404 shares were forfeited during 2008. Restricted shares issued under the Incentive Plan are generally subject to fixed vesting periods varying from three to 10 years beginning on the date of issue. If an employee voluntarily terminates employment with the Company before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the employee has the right to receive dividends and the right to vote the shares. Compensation expense recognized during the years ended December 31, 2010, 2009 and 2008 from the amortization of the value of restricted shares issued to employees was $1.6 million, $2.9 million and $3.7 million, respectively.
          In the fourth quarters of 2010, 2009 and 2008, the Company released performance-based awards to 30, 30 and 31, respectively, of its officers under the Incentive Plan totaling approximately $1.4 million, $0.9 million and $3.3 million, respectively, which were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
granted in the form of restricted shares totaling approximately 67,800 shares, 39,500 shares and 130,400 shares, respectively. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately six years. The Company expects the issuance of the 67,800 restricted shares in 2010 will increase amortization expense in 2011 by approximately $0.3 million.
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
          The Incentive Plan also authorizes the Company’s Compensation Committee of its Board of Directors to grant restricted stock units or other performance awards to eligible employees. Such awards, if issued, will also be subject to restrictions and other conditions as determined appropriate by the Compensation Committee. Grantees of restricted stock units will not have stockholder voting rights and will not receive dividend payments. The award of performance units does not create any stockholder rights. Upon satisfaction of certain performance targets as determined by the Compensation Committee, payment of the performance units may be made in cash, shares of common stock, or a combination of cash and common stock, at the option of the Compensation Committee. As of December 31, 2010, the Company had not granted any restricted stock units or other performance awards under the Incentive Plan.
          The Company also, beginning in 2009, began issuing shares to its non-employee directors under the Incentive Plan. Previously, the Company issued shares to its directors under the 1995 Restricted Stock Plan for Non-Employee Directors (the “1995 Directors’ Plan”) but all shares authorized for issuance have been issued. The directors’ stock issued generally has a three-year vesting period and is subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2010, 2009 and 2008, the Company issued 25,392, 36,688, and 16,000 shares, respectively, to its non-employee directors through the Incentive Plan or the 1995 Directors’ Plan. For 2010, 2009 and 2008, compensation expense resulting from the amortization of the value of these shares was $0.6 million, $0.5 million, and $0.5 million, respectively.
     Non-Employee Directors’ Stock Plan
          The 1995 Restricted Stock Plan for Non-Employee Directors (the “1995 Directors’ Plan”) authorizes the Company to issue 100,000 shares to its directors. As of December 31, 2009, the Company had issued all shares authorized under the plan and had issued 75,173 shares as of December 31, 2008 pursuant to the 1995 Directors’ Plan. As of December 31, 2008, a total of 24,827 authorized shares had not been issued. Upon issuance of all authorized shares under the 1995 Directors’ Plan, a portion of the directors’ 2009 restricted stock grant was issued under the Incentive Plan. Beginning in 2010, all shares granted to the directors will be issued under the Incentive Plan. For 2010, 2009 and 2008, compensation expense resulting from the amortization of the value of these shares was $0.6 million, $0.5 million, and $0.5 million, respectively.
          A summary of the activity under the Incentive Plan, and its predecessor plan, and the 1995 Directors’ Plan and related information for the three years in the period ended December 31, 2010 follows:

	2010	2009	2008
Stock-based awards, beginning of year	1,224,779	1,111,728	1,289,646
Granted	175,412	124,587	812,654
Vested	(20,948)	(11,536)	(657,888)
Forfeited	—	—	(332,684)

Stock-based awards, end of year	1,379,243	1,224,779	1,111,728

Weighted-average grant date fair value of:
Stock-based awards, beginning of year	$25.16	$25.71	$25.12
Stock-based awards granted during the year	$21.19	$21.01	$18.18
Stock-based awards vested during the year	$22.60	$32.80	$16.54
Stock-based awards forfeited during the year	$—	$—	$24.06
Stock-based awards, end of year	$24.71	$25.16	$25.71
Grant date fair value of shares granted during the year	$3,600,160	$2,617,678	$14,773,448
          The vesting periods for the restricted shares granted during 2010 ranged from three to eight years with a weighted-average amortization period remaining at December 31, 2010 of approximately 6.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          During 2010, 2009 and 2008, the Company withheld 520 shares, 854 shares and 10,935 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to restricted stock that vested. Also, during 2010, 6,586 restricted shares vested upon the retirement of a member of the board of directors.
     401(k) Plan
          The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.3 million for each of the three years ended December 31, 2010.
     Dividend Reinvestment Plan
          The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2010, the Company had 467,520 shares issued under the plan of which 19,267 shares were issued in 2010, 33,511 shares were issued in 2009 and 24,970 shares were issued in 2008.
     Employee Stock Purchase Plan
          In January 2000, the Company adopted the Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of common stock. As of December 31, 2010, 2009 and 2008, the Company had a total of 278,978, 344,838 and 439,382 shares authorized under the Employee Stock Purchase Plan, respectively, which had not been issued or optioned. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option (the “Exercise Date”). The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. Cash received from employees upon exercising options under the Employee Stock Purchase Plan was $0.2 million for each of the three years ended December 31, 2010.
          A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2010 is as follows:

	2010	2009	2008
Outstanding, beginning of year	335,608	250,868	179,603
Granted	256,080	219,184	194,832
Exercised	(9,131)	(9,803)	(10,948)
Forfeited	(53,504)	(42,032)	(38,325)
Expired	(136,536)	(82,609)	(74,294)

Outstanding and exercisable, end of year	392,517	335,608	250,868

Weighted-average exercise price of:
Options outstanding, beginning of year	$18.24	$19.96	$21.58
Options granted during the year	$18.24	$19.96	$21.58
Options exercised during the year	$18.19	$15.43	$21.24
Options forfeited during the year	$18.69	$16.87	$21.02
Options expired during the year	$19.80	$12.74	$20.20
Options outstanding, end of year	$17.99	$18.24	$19.96

Weighted-average fair value of options granted during the year (calculated as of the grant date)	$8.07	$7.75	$5.82

Intrinsic value of options exercised during the year	$29,037	$31,566	$38,537

Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$1,248,204	$1,080,658	$883,055

Exercise prices of options outstanding (calculated as of December 31)	$17.99	$18.24	$19.96

Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2010	2009	2008
Risk-free interest rates	1.14%	0.76%	3.05%
Expected dividend yields	5.68%	6.05%	5.92%
Expected life (in years)	1.50	1.50	1.43
Expected volatility	69.5%	58.2%	26.2%
Expected forfeiture rates	91%	84%	82%
13. Earnings Per Share
          The table below sets forth the computation of basic and diluted earnings per Common share for the three years in the period ended December 31, 2010.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
Weighted Average Common Shares
Weighted average Common Shares outstanding	63,038,663	59,385,018	52,846,988
Unvested restricted stock	(1,315,877)	(1,185,426)	(1,299,709)

Weighted average Common Shares — Basic	61,722,786	58,199,592	51,547,279

Weighted average Common Shares — Basic	61,722,786	58,199,592	51,547,279
Dilutive effect of restricted stock	979,260	790,291	973,353
Dilutive effect of employee stock purchase plan	68,780	57,431	44,312

Weighted average Common Shares — Diluted	62,770,826	59,047,314	52,564,944

Net Income
Income from continuing operations	$4,021	$25,190	$15,320
Noncontrolling interests’ share in earnings	(47)	(57)	(68)

Income from continuing operations attributable to common stockholders	3,974	25,133	15,252
Discontinued operations	4,226	25,958	26,440

Net income attributable to common stockholders	$8,200	$51,091	$41,692

Basic Earnings Per Common Share
Income from continuing operations	$0.06	$0.43	$0.30
Discontinued operations	0.07	0.45	0.51

Net income attributable to common stockholders	$0.13	$0.88	$0.81

Diluted Earnings Per Common Share
Income from continuing operations	$0.06	$0.43	$0.29
Discontinued operations	0.07	0.44	0.50

Net income attributable to common stockholders	$0.13	$0.87	$0.79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Commitments and Contingencies
     Construction in Progress
          During 2010, one building located in Hawaii that was previously under construction commenced operations. The Company is in the process of leasing this building and anticipates an aggregate investment of approximately $86.0 million upon completion of tenant improvements.
          As of December 31, 2010, the Company had three medical office buildings under construction with estimated completion dates in the third quarter of 2011. The table below details the Company’s construction in progress and land held for development at December 31, 2010. The information included in the table below represents management’s estimates and expectations at December 31, 2010 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results.

	Estimated				CIP at	Estimated	Estimated
	Completion	Property		Approximate	Dec. 31,	Remaining	Total
State	Date	Type (1)	Properties	Square Feet	2010	Fundings	Investment
(Dollars in thousands)
Under construction:
Washington	3Q 2011	MOB	1	206,000	$44,997	$47,203	$92,200
Colorado	3Q 2011	MOB	2	199,000	14,493	40,407	54,900

Land held for development:
Texas					20,772

			3	405,000	$80,262	$87,610	$147,100

(1)	MOB-Medical office building
     Other Construction
          The Company had approximately $32.3 million in various first-generation tenant improvement budgeted amounts remaining as of December 31, 2010 related to properties that were developed by the Company.
          Further, as of December 31, 2010, the Company had remaining funding commitments totaling $54.6 million on five construction loans. The Company expects the remaining commitments on the loans will be funded during 2011 and 2012.
     Operating Leases
          As of December 31, 2010, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 45 real estate investments with expiration dates through 2101. The Company’s corporate office lease covers approximately 30,934 square feet of rented space and expires on October 31, 2020. Annual base rent on the corporate office lease increases approximately 3.25% annually with an additional base rental increase possible in the fifth year depending on changes in CPI. The Company’s ground leases generally increase annually based on increases in CPI. Rental expense relating to the operating leases for the years ended December 31, 2010, 2009 and 2008 was $4.0 million, $3.8 million and $3.3 million, respectively. The Company has prepaid certain of its ground leases which represented approximately $0.3 million, $0.3 million and $0.2 million, respectively, of the Company’s rental expense for the years ended December 31, 2010, 2009 and 2008. The Company’s future minimum lease payments for its operating leases, excluding leases that the Company has prepaid and leases in which an operator pays or fully reimburses the Company, as of December 31, 2010 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011	$4,264
2012	4,309
2013	4,323
2014	4,399
2015	4,468
2016 and thereafter	255,021

$276,784

     Legal Proceedings
          Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs allege that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and seek a refund of such overpayments. Plaintiffs have not specified their damages in the complaint, but based on written discovery responses, the Company estimates the plaintiffs are seeking up to $2.0 million, plus pre- and post-judgment interest. The two leases were terminated by agreement with the plaintiffs in 2003. The Company denies that it is liable to the plaintiffs for any refund of rent paid and will continue to defend the case vigorously. A trial is scheduled for April 2011.
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
          On a tax-basis, the Company’s gross real estate assets totaled approximately $2.5 billion, $2.1 billion, and $2.0 billion, respectively, for the three years ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table reconciles the Company’s consolidated net income attributable to common stockholders to taxable income for the three years ended December 31, 2010:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Net income attributable to common stockholders	$8,200	$51,091	$41,692
Reconciling items to taxable income:
Depreciation and amortization	19,603	17,196	12,667
Gain or loss on disposition of depreciable assets	6,916	8,549	(3,762)
Straight-line rent	(1,520)	(1,623)	528
Receivable allowances	(3,652)	523	2,713
Stock-based compensation	1,977	9,323	7,651
Other	4,752	(4,104)	(5,206)

	28,076	29,864	14,591

Taxable income (1)	$36,276	$80,955	$56,283

Dividends paid	$75,821	$91,385	$81,301

(1)	Before REIT dividend paid deduction.
     Characterization of Distributions (unaudited)
          Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2010.
          For the three years ended December 31, 2010, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2010		2009		2008
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.40	33.8%	$0.90	58.7%	$1.05	68.4%
Return of capital	0.56	46.4%	0.16	10.1%	0.41	26.5%
Unrecaptured section 1250 gain	0.24	19.8%	0.48	31.2%	0.08	5.1%

Common stock distributions	$1.20	100.0%	$1.54	100.0%	$1.54	100.0%

     State Income Taxes
          The Company must pay certain state income taxes, which are included in general and administrative expense on the Company’s Consolidated Statements of Income.
          Certain states have implemented new state tax laws in the past few years that have impacted the Company. The state of Texas implemented in 2007 a gross margins tax on gross receipts from operations in Texas at 1%, less a 30% deduction for expenses. The Company understands that the Securities and Exchange Commission views this gross margins tax as an income tax. As such, the Company has disclosed the gross margins tax in the table below. The State of Michigan signed into law in 2008 the Michigan Business Tax Act (“MBTA”), which replaced the Michigan single business tax with a combined business income tax and modified gross receipts tax. The enactment of the MBTA resulted in the creation of a deferred tax liability for the Company which at the end of December 31, 2010 totaled $0.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          State income tax expense and state income tax payments for the three years ended December 31, 2010 are detailed in the table below:

(Dollars in thousands)	2010	2009	2008
State income tax expense:
Texas gross margins tax (1)	$528	$464	$686
Michigan gross receipts deferred tax liability	(90)	45	—
Other	116	57	123

Total state income tax expense	$554	$566	$809

State income tax payments, net of refunds and collections	$533	$674	$612

(1)	In the table above, income tax expense for 2009 and 2008 includes $0.1 million and $0.3 million, respectively, that was recorded to the gain on sale of real estate properties sold, which is included in discontinued operations rather than general and administrative expenses on the Company’s Consolidated Statements of Income.
16. Fair Value of Financial Instruments
          The carrying amounts of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value as of December 31, 2010 and 2009 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses as of December 31, 2010 and 2009, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of the mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value
Notes and bonds payable	$1,407.9	$1,460.2	$1,046.4	$1,088.6
Mortgage notes receivable	$36.6	$35.9	$31.0	$30.8
Notes receivable, net of allowances	$3.8	$3.8	$3.3	$3.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Selected Quarterly Financial Data (unaudited)
          Quarterly financial information for the years ended December 31, 2010 and 2009 is summarized below. The results of operations have been restated, as applicable, to show the effect of reclassifying properties sold or to be sold as discontinued operations.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2010
Revenues from continuing operations	$62,995	$63,932	$64,465	$67,002

Income (loss) from continuing operations	$433	$4,280	$(447)	$(245)
Discontinued operations	4,225	2,234	(2,860)	627

Net income (loss)	4,658	6,514	(3,307)	382
Less: (Income) loss from noncontrolling interests	(64)	(40)	59	(2)

Net income (loss) attributable to common stockholders	$4,594	$6,474	$(3,248)	$380

Basic earnings (loss) per common share
Income (loss) from continuing operations	$0.01	$0.07	$(0.01)	$0.00
Discontinued operations	0.07	0.04	(0.04)	0.01

Net income (loss) attributable to common stockholders	$0.08	$0.11	$(0.05)	$0.01

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$0.01	$0.07	$(0.01)	$0.00
Discontinued operations	0.07	0.03	(0.04)	0.01

Net income (loss) attributable to common stockholders	$0.08	$0.10	$(0.05)	$0.01

2009
Revenues from continuing operations	$60,390	$62,634	$61,688	$62,126

Income from continuing operations	$6,736	$7,919	$7,328	$3,207
Discontinued operations	14,144	8,895	1,711	1,208

Net income	20,880	16,814	9,039	4,415
Less: (Income) loss from noncontrolling interests	(15)	(62)	65	(45)

Net income attributable to common stockholders	$20,865	$16,752	$9,104	$4,370

Basic earnings per common share
Income from continuing operations	$0.12	$0.14	$0.13	$0.05
Discontinued operations	0.24	0.15	0.03	0.02

Net income attributable to common stockholders	$0.36	$0.29	$0.16	$0.07

Diluted earnings per common share
Income from continuing operations	$0.11	$0.13	$0.12	$0.05
Discontinued operations	0.24	0.15	0.03	0.02

Net income attributable to common stockholders	$0.35	$0.28	$0.15	$0.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act.
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
          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
          We have audited Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthcare Realty Trust Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
          In our opinion, Healthcare Realty Trust Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 22, 2011

ITEM 9B.	OTHER INFORMATION
          None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
          Information with respect to directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2011 under the caption “Election of Directors,” is incorporated herein by reference.
Executive Officers
          The executive officers of the Company are:

Name	Age	Position
David R. Emery	66	Chairman of the Board & Chief Executive Officer
Scott W. Holmes	56	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	44	Executive Vice President & General Counsel
B. Douglas Whitman, II	42	Executive Vice President — Corporate Finance
Todd J. Meredith	36	Executive Vice President — Investments
          Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for nearly 40 years.
          Mr. Holmes has served as the Chief Financial Officer since January 1, 2003 and was the Senior Vice President — Financial Reporting (principal accounting officer) from October 1998 until January 1, 2003. Mr. Holmes is a Certified Public Accountant. Prior to joining the Company, he was with Ernst & Young LLP for more than 13 years. His extensive audit and financial reporting experience included healthcare and real estate companies in addition to public companies in other industries. Mr. Holmes has previously served in a management capacity with two other public companies.
          Mr. Bryant became the Company’s General Counsel on November 1, 2003. From April 22, 2002 until November 1, 2003, Mr. Bryant was Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bryant was a shareholder with the law firm of Baker Donelson Bearman & Caldwell in Nashville, Tennessee.
          Mr. Whitman joined the Company in 1998 and became the Executive Vice President — Corporate Finance on February 17, 2011 and is responsible for all aspects of the Company’s financing activities, including capital raises, debt compliance, banking relationships and investor relations. Previously, Mr. Whitman served as the Company’s Chief Operating Officer from March 1, 2007 until February 17, 2011. Prior to joining the Company, Mr. Whitman worked for the University of Michigan Health System and HCA Inc.
          Mr. Meredith was appointed Executive Vice President — Investments on February 17, 2011 and is responsible for overseeing the Company’s investment activities, including the acquisition, financing and development of medical office and other primarily outpatient medical facilities. From 2006 through February 2011, he led the Company’s development activities as a Senior Vice President. Prior to joining the Company in 2001, Mr. Meredith worked in investment banking and corporate finance, most recently with Robert W. Baird & Co.
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
          Information with respect to compliance with Section 16(a) of the Securities Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2011 under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
          There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2011 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.
Audit Committee
          Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial expert is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2011 under the caption “Committee Membership,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
          Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2011 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2011 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
          Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2011 under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance — Independence of Directors,” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2011 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
(1) Financial Statements:
          The following financial statements of Healthcare Realty Trust Incorporated are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.
•	Consolidated Balance Sheets — December 31, 2010 and 2009.

•	Consolidated Statements of Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.
•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.
•	Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules:

Schedule II	— Valuation and Qualifying Accounts at December 31, 2010	89
Schedule III	— Real Estate and Accumulated Depreciation at December 31, 2010	90
Schedule IV	— Mortgage Loans on Real Estate at December 31, 2010	91
          All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.
(3) Exhibits:
Exhibit Index

Exhibit
Number		Description of Exhibits
1.1	—	Controlled Equity Offering Sales Agreement, dated as of January 11, 2011, between the Company and Cantor Fitzgerald & Co. (1)

1.2	—	Sales Agreement, dated as of January 11, 2011, between the Company and Credit Agricole Securities (USA) Inc. (1)

1.3	—	Controlled Equity Offering Sales Agreement, dated as of February 22, 2010, between the Company and Cantor Fitzgerald & Co. (2)

1.4	—	Controlled Equity Offering Sales Agreement, dated as of December 31, 2008, between the Company and Cantor Fitzgerald & Co. This agreement was terminated on February 19, 2010 and superseded by Exhibit 1.2 hereto. (3)

1.5	—	Underwriting Agreement, dated as of December 8, 2010, by and among the Company and Barclays Capital Inc. and UBS Securities LLC, as representatives of the several underwriters named herein. (4)

3.1	—	Second Articles of Amendment and Restatement of the Company. (5)

3.2	—	Amended and Restated Bylaws of the Company. (6)

4.1	—	Specimen stock certificate. (5)

4.2	—	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as Trustee (as successor to the trustee named therein). (7)

4.3	—	First Supplemental Indenture, dated as of May 15, 2001, by the Company to Regions Bank, as Trustee (as successor to the trustee named therein). (7)

4.4	—	Form of 8.125% Senior Note Due 2011. (7)

4.5	—	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to Regions Bank, as Trustee (as successor to the trustee named therein). (8)

4.6	—	Form of 5.125% Senior Note Due 2014. (8)

4.7	—	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank as Trustee. (9)

4.8	—	Form of 6.50% Senior Note due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto). (9)

4.9	—	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank as Trustee. (4)

4.10	—	Form of 5.750% Senior Note due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.9 thereto). (4)

10.1	—	1995 Restricted Stock Plan for Non-Employee Directors of the Company. (10)

10.2	—	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company. (3)

10.3	—	Second Amended and Restated Executive Retirement Plan. (3)

10.4	—	Amended and Restated Retirement Plan for Outside Directors. (3)

10.5	—	2000 Employee Stock Purchase Plan. (11)

10.6	—	Dividend Reinvestment Plan, as Amended. (12)

10.7	—	Amended and Restated Employment Agreement by and between David R. Emery and the Company. (13)

10.8	—	Employment Agreement by and between John M. Bryant, Jr. and the Company. (14)

10.9	—	Employment Agreement by and between Scott W. Holmes and the Company. (15)

10.10	—	Employment Agreement by and between B. Douglas Whitman, II and the Company. (16)

Exhibit
Number		Description of Exhibits
10.11	—	Amended and Restated Credit Agreement, dated as of September 30, 2009, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named herein. (17)

10.12	—	Amendment No. 1, dated as of May 12, 2010, to the Amended and Restated Credit Agreement, dated as of September 30, 2009, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders named therein. (18)

10.13	—	2007 Employees Stock Incentive Plan. (19)

10.14	—	The Company’s Long-Term Incentive Program. (20)

10.15	—	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan. (21)

10.16	—	Purchase and sale agreement, dated December 29, 2010, between the Company and Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, and Medland L.P. (filed herewith)

11	—	Statement re: computation of per share earnings (contained in Note 13 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 in Item 8 to this Annual Report on Form 10-K).

21	—	Subsidiaries of the Registrant. (filed herewith)

23	—	Consent of BDO USA, LLP, independent registered public accounting firm. (filed herewith)

31.1	—	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	—	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS	—	XBRL Instance Document. (furnished herewith)

101.SCH	—	XBRL Taxonomy Extension Schema Document. (furnished herewith)

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. (furnished herewith)

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. (furnished herewith)

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. (furnished herewith)

(1)	Filed as an exhibit to the Company’s Form 8-K filed January 11, 2011 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-K filed February 22, 2010 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company’s Form 10-K filed March 1, 2007 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2009 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2010 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Company’s Form 8-K filed May 21, 2007 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Company’s Form 8-K filed December 14, 2007 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007 and hereby incorporated by reference.
Executive Compensation Plans and Arrangements
     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:
1.	1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.1)

2.	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.2)

3.	Second Amended and Restated Executive Retirement Plan (filed as Exhibit 10.3)

4.	Amended and Restated Retirement Plan for Outside Directors (filed as Exhibit 10.4)

5.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.5)

6.	Amended and Restated Employment Agreement by and between David R. Emery and the Company (filed as Exhibit 10.7)

7.	Employment Agreement by and between John M. Bryant, Jr. and the Company (filed as Exhibit 10.8)

8.	Employment Agreement by and between Scott W. Holmes and the Company (filed as Exhibit 10.9)

9.	Employment Agreement by and between B. Douglas Whitman, II and the Company (filed as Exhibit 10.10)

10.	2007 Employees Stock Incentive Plan (filed as Exhibit 10.13)

11.	The Company’s Long-Term Incentive Program (filed as Exhibit 10.14)

12.	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan (filed as Exhibit 10.15)

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 22, 2011.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ David R. Emery
David R. Emery
Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery	Chairman of the Board and Chief Executive	February 22, 2011

David R. Emery	Officer (Principal Executive Officer)

/s/ Scott W. Holmes	Executive Vice President and Chief Financial	February 22, 2011

Scott W. Holmes	Officer (Principal Financial Officer)

/s/ David L. Travis	Senior Vice President and Chief Accounting	February 22, 2011

David L. Travis	Officer (Principal Accounting Officer)

/s/ Errol L. Biggs, Ph.D.	Director	February 22, 2011

Errol L. Biggs, Ph.D.

/s/ Charles Raymond Fernandez, M.D.	Director	February 22, 2011

Charles Raymond Fernandez, M.D.

/s/ Batey M. Gresham, Jr.	Director	February 22, 2011

Batey M. Gresham, Jr.

/s/ Edwin B. Morris, III	Director	February 22, 2011

Edwin B. Morris, III

/s/ John Knox Singleton	Director	February 22, 2011

John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 22, 2011

Bruce D. Sullivan

/s/ Roger O. West	Director	February 22, 2011

Roger O. West

/s/ Dan S. Wilford	Director	February 22, 2011

Dan S. Wilford

Schedule II — Valuation and Qualifying Accounts at December 31, 2010
(Dollars in thousands)

	Balance at	Additions		Uncollectible	Balance at
	Beginning	Charged to Costs	Charged to Other	Accounts	End
Description	of Period	and Expenses	Accounts	Written-off	of Period
2010 Accounts and notes receivable allowance	$3,674	$(409)	$—	$2,080	$1,185

	$3,674	$(409)	$—	$2,080	$1,185

2009 Accounts and notes receivable allowance	$3,323	$517	$—	$166	$3,674

	$3,323	$517	$—	$166	$3,674

2008 Accounts and notes receivable allowance	$1,499	$1,904	$—	$80	$3,323
Preferred stock investment reserve	1,000	—	—	1,000	—

	$2,499	$1,904	$—	$1,080	$3,323

Schedule III — Real Estate and Accumulated Depreciation at December 31, 2010

						Buildings, Improvements,
			Land			Lease Intangibles and CIP
				Cost Capitalized			Cost Capitalized				(1) (4)
				Subsequent to			Subsequent to			(1) (3) (4)	Accumulated	(5)	Date
Property Type	Number of Properties	State	Initial Investment	Acquisition	Total	Initial Investment	Acquisition	Total	Personal Property	Total Assets	Depreciation	Encumbrances	Acquired	Date Constructed
Medical Office	148	AL, AZ, CA, CO, DC, FL, GA, HI, IA, IL, IN, KS, LA, MD, MI, MO, MS, NC, NV, OH, OR, PA, SC, TN, TX, VA, WA	$124,032	$1,996	$126,028	$1,673,602	$176,223	$1,849,825	$2,277	$1,978,130	$339,214	$167,462	1993-2010	1905 — 2010 3 Under Const. (2)

Physician Clinics	29	AL, AZ, CA, FL, GA, IA, IN, MA, TX, VA	17,379	449	17,828	133,672	6,281	139,953	394	158,175	45,620	—	1993-2008	1968-2003

Surgical Facilities	10	CA, GA, IL, IN, MO, NV, TX	17,181	443	17,624	174,861	5,269	180,130	101	197,855	27,827	—	1993-2010	1985-2006

Specialty Outpatient	3	AL, IA, VA	—	260	260	6,773	252	7,025	—	7,285	2,098	1,146	1998-2008	1993-2006

Inpatient Rehab	11	AL, AZ, FL, PA, TN, TX	6,328	150	6,478	172,051	110	172,161	—	178,639	57,227	—	1994-2009	1983-2009

Other	11	AL, CA, TN, VA	1,828	73	1,901	49,011	7,213	56,224	636	58,761	24,687	1,679	1993-2007	1967-1995

Total Real Estate	212		166,748	3,371	170,119	2,209,970	195,348	2,405,318	3,408	2,578,845	496,673	170,287
Land Held for Development	—		—	—	—	20,772	—	20,772	—	20,772	13	—

Corporate Property	—		—	—	—	—	—	—	14,940	14,940	7,402	—

Total Properties	212		$166,748	$3,371	$170,119	$2,230,742	$195,348	$2,426,090	$18,348	$2,614,557	$504,088	$170,287

(1)	Includes 11 assets held for sale at December 31, 2010 of approximately $43.0 million (gross) and accumulated depreciation of $19.5 million; six assets at December 31, 2009 of $25.6 million (gross) and accumulated depreciation of $8.7 million; and twelve assets at December 31, 2008 of $119.1 million (gross) and accumulated depreciation of $29.9 million.

(2)	Development at December 31, 2010.

(3)	Total assets at December 31, 2010 have an estimated aggregate total cost of $2.5 billion for federal income tax purposes.

(4)	Depreciation is provided for on a straight-line basis on buildings and improvements over 1.3 to 39.0 years, lease intangibles over 2.6 to 93.1 years, personal property over 3.0 to 15.8 years, and land improvements over 15.0 years.

(5)	Includes discounts and premiums totaling $6.4 million as of December 31, 2010.

(6)	A reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2010, 2009 and 2008 follows:

	Year to Date		Year to Date		Year to Date
	Ending 12/31/10 (1)		Ending 12/31/09 (1)		Ending 12/31/08 (1)
	Total	Accumulated	Total	Accumulated	Total	Accumulated
(Dollars in thousands)	Property	Depreciation	Property	Depreciation	Property	Depreciation
Beginning Balance	$2,250,879	$442,331	$2,120,853	$397,265	$1,722,491	$355,919
Additions during the period:
Real Estate	337,223	72,825	141,579	67,680	362,073	52,451
Corporate Property	316	740	284	784	320	651
Construction in Progress	63,301	—	85,120	—	74,085	—
Retirement/dispositions:
Real Estate	(37,155)	(11,801)	(96,954)	(23,395)	(38,103)	(11,746)
Corporate Property	(7)	(7)	(3)	(3)	(13)	(10)

Ending Balance	$2,614,557	$504,088	$2,250,879	$442,331	$2,120,853	$397,265

Schedule IV — Mortgage Loans on Real Estate at December 31, 2010
(Dollars in thousands)

				Periodic	Original
	Interest		Maturity	Payment	Face	Carrying
Description	Rate		Date	Terms	Amount	Amount	Balloon

Mortgage Notes Receivables:
Physician clinic facility located in California	8.30%		05/12/2016	(1)	$14,920	$14,920	$13,895	(2)
Medical office building in Iowa	8.00%		12/01/2020	(3)	3,700	3,700	3,230	(3)

Construction Loans:
Surgical facility in South Dakota	7.00%		05/01/2012	(4)	40,000	10,746	11,175	(5)
Medical office building in Iowa	6.50	% (6)	05/31/2012	(4)	4,392	1,136	1,136
Medical office building in Iowa	6.50	% (6)	02/29/2012	(4)	14,045	3,234	3,234
Medical office building in Iowa	11.00%		03/31/2012	(4)	2,136	377	377
Medical office building in Texas	7.50	% (7)	08/01/2012	(8)	12,444	2,486	2,486

Total Mortgage Notes Receivable						$36,599

(1)	Interest only until May 12, 2011, then principal and interest amortized monthly based on a 25-year amortization schedule.

(2)	Prepayment of all or part of the principal, with premium, may be made after May 12, 2008. The balloon amount above represents the principal amount due at maturity.

(3)	Interest only until maturity. However, the borrower must pay an amount sufficient to reduce the principal sum of the note to $3.2 million on the earlier of 270 days after the date of the Note, which is November 23, 2010, or on the date any third party acquires any interest in the borrower or property.

(4)	Interest only until maturity. Principal payments may be made during term without penalty with remaining principal balance due at maturity.

(5)	The carrying amount is net of an unamortized loan origination fee of $0.4 million at December 31, 2010 that is being amortized through the maturity of the loan.

(6)	The interest rate is the greater of 6.00% plus LIBOR or 6.50%.

(7)	The interest rate is 7.50% per annum through the construction completion date and is 8.10% thereafter.

(8)	The initial maturity date is 365 days after the construction completion date. If the payee has not exercised its purchase option and the maker exercises the extension option, the loan will be due on the second anniversary of the initial maturity date. Prepayments may be made at any time after the initial maturity date.

(9)	A rollforward of Mortgage loans on real estate for the three years ended December 31, 2010 follows:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Balance at beginning of period	$31,008	$59,001	$30,117

Additions during period:
New or acquired mortgages	24,440	9,900	7,996
Amortization of loan origination fee (5)	153	—	—
Increased funding on existing mortgages	—	10,616	28,974

	24,593	20,516	36,970

Deductions during period:
Scheduled principal payments	(27)	(26)	(29)
Principal repayments and reductions (10)	(9,075)	(12,747)	(8,057)
Principal reductions due to acquisitions (11)	(9,900)	(35,736)	—

	(19,002)	(48,509)	(8,086)

Balance at end of period	$36,599	$31,008	$59,001

(10)	Principal repayments for the years ended December 31, 2010, 2009 and 2008 include unscheduled principal reductions on mortgage notes of $1.9 million, $0.1 million and $5.6 million, respectively.

(11)	A consolidated joint venture, in which the Company owns an 80% controlling interest, purchased three medical office buildings in 2009 and one medical office building in 2010 which are located in Iowa. Ladco constructed the medical office buildings which were financed by the Company through a construction loan. Upon acquisition of the buildings by the Company’s consolidated joint venture, the construction loan was partially converted to additional equity investment by the Company in the joint venture with the balance remaining converting to a permanent mortgage note payable to the Company by the consolidated joint venture, which is eliminated in consolidation in the Company’s Consolidated Financial Statements.

(12)	Total mortgages at December 31, 2010 have an aggregate total cost of $36.6 million for federal income tax purposes.