Form 10-Q
period 2011-03-31
HEALTHCARE REALTY TRUST INC
filed 2011-05-09
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
As of April 30, 2011, 72,742,110 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2011

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$163,598	$163,020
Buildings, improvements and lease intangibles	2,317,702	2,310,404
Personal property	18,073	17,919
Construction in progress	98,590	80,262

	2,597,963	2,571,605
Less accumulated depreciation	(505,784)	(484,641)

Total real estate properties, net	2,092,179	2,086,964

Cash and cash equivalents	3,007	113,321

Mortgage notes receivable	88,171	36,599

Assets held for sale and discontinued operations, net	16,694	23,915

Other assets, net	96,661	96,510

Total assets	$2,296,712	$2,357,309

LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,293,086	$1,407,855

Accounts payable and accrued liabilities	55,822	62,652

Liabilities of discontinued operations	145	423

Other liabilities	45,212	43,639

Total liabilities	1,394,265	1,514,569

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 70,265,262 and 66,071,424 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	703	661

Additional paid-in capital	1,730,808	1,641,379

Accumulated other comprehensive loss	(5,269)	(5,269)

Cumulative net income attributable to common stockholders	790,376	796,165

Cumulative dividends	(1,614,171)	(1,593,926)

Total stockholders’ equity	902,447	839,010

Noncontrolling interests	—	3,730

Total equity	902,447	842,740

Total liabilities and equity	$2,296,712	$2,357,309

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2010, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands, except per share data)
(Unaudited)

	2011	2010
REVENUES
Master lease rent	$15,019	$14,059
Property operating	52,353	45,531
Straight-line rent	1,286	600
Mortgage interest	1,649	638
Other operating	2,305	2,169

	72,612	62,997

EXPENSES
General and administrative	5,781	4,728
Property operating	28,095	24,199
Bad debt, net	180	(199)
Depreciation	18,895	16,203
Amortization	1,770	1,301

	54,721	46,232

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(1,986)	(480)
Interest expense	(22,274)	(16,311)
Interest and other income, net	228	437

	(24,032)	(16,354)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,141)	411

DISCONTINUED OPERATIONS
Income from discontinued operations	490	1,551
Impairment	(147)	—
Gain on sales of real estate properties	36	2,696

INCOME FROM DISCONTINUED OPERATIONS	379	4,247

NET INCOME (LOSS)	(5,762)	4,658

Less: Net income attributable to noncontrolling interests	(27)	(64)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,789)	$4,594

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.09)	$0.01
Discontinued operations	—	0.07

Net income (loss) attributable to common stockholders	$(0.09)	$0.08

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.09)	$0.01
Discontinued operations	—	0.07

Net income (loss) attributable to common stockholders	$(0.09)	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	66,151,426	59,961,455

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	66,151,426	60,969,730

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2010, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(5,762)	$4,658
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	21,855	18,848
Stock-based compensation	941	754
Straight-line rent receivable	(1,286)	(584)
Straight-line rent liability	97	103
Gain on sales of real estate properties	(36)	(2,696)
Loss on extinguishment of debt	1,986	480
Impairment	147	—
Provision for bad debt, net	195	(199)
Changes in operating assets and liabilities:
Other assets	(3,721)	488
Accounts payable and accrued liabilities	(6,418)	5,052
Other liabilities	1,676	1,433

Net cash provided by operating activities	9,674	28,337

INVESTING ACTIVITIES
Acquisition and development of real estate properties	(25,537)	(25,268)
Funding of mortgages and notes receivable	(48,780)	(2,090)
Proceeds from sales of real estate	3,775	19,588
Proceeds from mortgages and notes receivable repayments	18	36

Net cash used in investing activities	(70,524)	(7,734)

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	164,000	(3,000)
Repayments on notes and bonds payable	(806)	(524)
Repurchase of notes payable	(280,201)	(8,556)
Quarterly dividends paid	(20,245)	(18,417)
Proceeds from issuance of common stock	90,073	15,044
Common stock redemptions	(51)	—
Capital contributions received from noncontrolling interests	—	633
Distributions to noncontrolling interest holders	(226)	(115)
Purchase of noncontrolling interests	(1,591)	—
Equity issuance costs	(61)	—
Debt issuance costs	(356)	(474)

Net cash used in financing activities	(49,464)	(15,409)

Increase (decrease) in cash and cash equivalents	(110,314)	5,194
Cash and cash equivalents, beginning of year	113,321	5,851

Cash and cash equivalents, end of year	$3,007	$11,045

Supplemental Cash Flow Information:
Interest paid	$22,374	$3,238
Capitalized interest	$1,969	$2,197
Company-financed real estate property sales	$2,700	$—
Invoices accrued for construction, tenant improvement and other capitalized costs	$13,223	$15,052
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2010, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
     Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.7 billion in 213 real estate properties and mortgages as of March 31, 2011, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 202 owned real estate properties, excluding assets classified as held for sale, are comprised of six facility types, located in 28 states, totaling approximately 13.3 million square feet. As of March 31, 2011, the Company provided property management services to approximately 9.2 million square feet nationwide.
Principles of Consolidation
     The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures, and partnerships where the Company controls the operating activities. During the first quarter of 2011, the Company purchased the remaining noncontrolling interest in its two consolidated joint ventures: (1) HR Ladco Holdings, LLC in which the Company held an 80% interest and (2) Lakewood MOB, LLC in which the Company held a 98.75% interest. The noncontrolling interest holder in both joint ventures was Ladco MPF I, LLC. Prior to the purchase, the noncontrolling interests were reported as equity and the related net income (loss) attributable to the noncontrolling interests as part of consolidated net income in the Company’s Condensed Consolidated Financial Statements. The Company’s investment in its one unconsolidated joint venture, which is carried at cost, is included in other assets with its related income recognized in other income (expense) in the Company’s Condensed Consolidated Financial Statements.
     The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation.
     This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2011 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends and uncertainties.
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

Notes to Condensed Consolidated Financial Statements-Continued
Reclassifications
     Certain amounts in the Company’s Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale, and related liabilities, have been reclassified in the Company’s Condensed Consolidated Balance Sheets, and the operating results of those assets have been reclassified from continuing to discontinued operations for all periods presented. The Company also reclassified one property from discontinued operations to continuing operations as discussed in Note 3.
Revenue Recognition
General
     The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must be met before a company may recognize revenue, including: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset); the price has been fixed or is determinable; and collectability is reasonably assured. Income received but not yet earned is deferred until such time it is earned. Deferred revenue is included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.
     The Company derives most of its revenues from its real estate and mortgage notes receivable portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsors or borrowers. These contractual arrangements generally fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in master lease rent, property operating income, or mortgage interest income in the Company’s Condensed Consolidated Statements of Operations, based on the type of contractual agreement.
Rental Income
     Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company’s lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index. The Company’s multi-tenant office lease arrangements also generally allow for operating expense recoveries which the Company calculates and bills to its tenants. Rental income from properties under master lease arrangements with tenants is included in master lease rent and rental income from properties with multi-tenant office lease arrangements is included in property operating income in the Company’s Condensed Consolidated Statements of Operations.
Interest Income
     Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortization period specific to each note. Loan origination fees received are deferred and are recognized in mortgage interest income over the estimated life of the loan.
Property Operating Income
     The Company has eight real estate properties subject to property operating agreements that obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to the Company for the shortfall under the terms of these agreements. The Company recognizes any shortfall income in other operating income in the Company’s Condensed Consolidated Statements of Operations.
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

Notes to Condensed Consolidated Financial Statements-Continued
distribute at least 90% per annum of its REIT taxable income to its stockholders and meet other requirements to continue to qualify as a REIT.
     The Company must pay certain state income taxes which are generally included in general and administrative expense in the Company’s Condensed Consolidated Statements of Operations.
     The Company classifies interest and penalties related to uncertain tax positions, if any, in its Condensed Consolidated Financial Statements as a component of general and administrative expense.
Incentive Plans
     The Company has various outstanding employee and non-employee stock-based awards, including restricted stock issued under its incentive plans, and options granted to employees pursuant to its employee stock purchase plan (the “Employee Stock Purchase Plan”). The Company recognizes compensation expense for these awards based on the grant date fair value of the awards ratably over the requisite service period.
Accounting for Defined Benefit Pension Plans
     The Company has a retirement plan (the “Executive Retirement Plan”) under which three of the Company’s founding officers may receive certain benefits upon retirement. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable under the Executive Retirement Plan have been frozen at $896,000, subject to cost-of-living adjustments. The Company recognizes pension expense on an accrual basis over an estimated service period. The Company calculates pension expense and the corresponding liability annually on the measurement date (December 31) which requires certain assumptions, such as a discount rate and the recognition of actuarial gains and losses.
     The Company also had a pension plan under which the Company’s non-employee directors would receive certain retirement benefits. That plan was terminated in 2009 and during 2010 lump sum payments were made to those directors who participated in the plan. See Note 8 for further discussion.
Operating Leases
     As described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company is obligated under operating lease agreements consisting primarily of its corporate office lease and various ground leases related to the Company’s real estate investments where the Company is the lessee.
Discontinued Operations and Assets Held for Sale
     The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Operations. A company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets classified as held for sale in the Company’s Condensed Consolidated Balance Sheets are reported at the lower of their carrying amount or their estimated fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale or anticipated sale of such properties are characterized as impairment losses relating to discontinued operations in the Company’s Condensed Consolidated Statements of Operations. See Note 3 for a detail of the Company’s assets held for sale and discontinued operations.
Land Held for Development
     Land held for development, which is included in construction in progress in the Company’s Condensed Consolidated Balance Sheets, includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities.

Notes to Condensed Consolidated Financial Statements-Continued
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
Mortgage Loans
     Loans receivable may be classified as held-for-investment or held-for-sale based on a lender’s intent and ability to hold the loans. Loans held-for-investment are carried at amortized cost and are reduced by valuation allowances for estimated credit losses as necessary. Loans held-for-sale are carried at the lower of cost or fair value. All of the Company’s loans receivable are classified as held-for-investment.
Allowance for Doubtful Accounts and Credit Losses
     Management monitors the aging and collectibility of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant or sponsor is noted, management investigates and determines the reason(s) for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectibility are: the type of contractual arrangement under which the receivable was recorded (e.g., a triple net lease, a gross lease, a sponsor guaranty agreement, or some other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company records a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance.

Notes to Condensed Consolidated Financial Statements-Continued
     The Company also evaluates collectibility of its mortgage notes and notes receivable and records an allowance on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. If a mortgage loan or note receivable becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms.
Note 2. Real Estate and Mortgage Notes Receivable Investments
     The Company had investments of approximately $2.7 billion in 213 real estate properties and mortgage notes receivable as of March 31, 2011, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 202 owned real estate properties, excluding assets classified as held for sale, are located in 28 states and comprise approximately 13.3 million total square feet. The table below details the Company’s investments.

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%

Owned properties:
Master leases
Medical office	11	$100,242	3.5%	548	4.1%
Physician clinics	13	106,063	3.9%	602	4.6%
Surgical facilities	6	162,631	6.1%	382	2.9%
Specialty outpatient	2	4,852	0.2%	23	0.1%
Inpatient rehab	11	178,755	6.7%	735	5.5%
Other	4	31,726	1.2%	284	2.1%

	47	584,269	21.6%	2,574	19.3%

Property operating agreements
Medical office	8	84,062	3.1%	624	4.7%

	8	84,062	3.1%	624	4.7%

Multi-tenanted with occupancy leases
Medical office	115	1,487,288	55.4%	8,196	61.8%
Medical office — stabilization in progress	8	233,366	8.7%	808	6.1%
Medical office — construction in progress	3	77,818	2.9%	405	3.1%
Physician clinics	14	46,295	1.7%	296	2.2%
Surgical facilities	4	35,303	1.3%	212	1.6%
Specialty outpatient	1	2,562	0.1%	10	0.1%
Other	2	11,210	0.4%	144	1.1%

	147	1,893,842	70.5%	10,071	76.0%

Land held for development	—	20,772	0.8%	—	—
Corporate property	—	15,018	0.6%	—	—

	—	35,790	1.4%	—	—

Total owned properties	202	2,597,963	96.6%	13,269	100.0%

Mortgage loans:
Medical office	6	14,702	0.5%	—	—
Physician clinics	2	17,620	0.7%	—	—
Surgical facilities	1	15,849	0.6%	—	—
Other	1	40,000	1.5%	—	—

	10	88,171	3.3%	—	—
Unconsolidated joint venture:
Other	1	1,266	0.1%	—	—

	1	1,266	0.1%	—	—

Total real estate investments	213	$2,687,400	100.0%	13,269	100.0%

Notes to Condensed Consolidated Financial Statements-Continued
Mortgage loans
     A summary of the Company’s mortgage loans is shown in the table below:

	March 31, 2011			December 31, 2010
	Principal	Unamortized		Principal	Unamortized
(Dollars in thousands)	Balance	Fees	Total	Balance	Fees	Total

Construction mortgage loans	$27,189	$338	$26,851	$18,409	$430	$17,979

Other mortgage loans	61,320	—	61,320	18,620	—	18,620

	$88,509	$338	$88,171	$37,029	$430	$36,599

     All of the Company’s mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loans are carried at amortized cost. At March 31, 2011, the Company has not recorded any allowances for loan losses on its mortgage loan portfolio and has not placed any of its loans on non-accrual status.
Note 3. Acquisitions and Dispositions
Asset Acquisitions
     In March 2011, the Company purchased from the noncontrolling interest holder the remaining 20% equity interest in its HR Ladco Holdings, LLC joint venture and the remaining 1.25% equity interest in its Lakewood MOB, LLC joint venture, for a total aggregate purchase price of $5.1 million. The book value of the noncontrolling interests prior to the equity purchase was $3.6 million. Concurrent with these purchases, the noncontrolling interest holder repaid a loan receivable to the Company totaling $3.5 million. The loan receivable had been secured by the noncontrolling joint venture interests. The Company had previously consolidated these joint ventures in its financial statements. HR Ladco Holdings, LLC owns nine 100% leased outpatient facilities located in Iowa with an aggregate investment of approximately $87.6 million that aggregate approximately 369,000 square feet. Lakewood MOB, LLC is constructing two medical office buildings and a parking garage located in Colorado with an aggregate budget of approximately $54.9 million.
     Also, during the first quarter of 2011, the Company originated the following mortgage notes receivable:
•	a $40.0 million mortgage loan that is secured by a multi-tenanted office building located in Iowa that was 94% leased at the time the mortgage was originated. The mortgage loan requires interest only payments through maturity, has a stated fixed interest rate of 7.7% and matures in January 2014.
•	a $2.7 million mortgage note receivable with the purchaser in conjunction with the disposal of a physician clinic located in Florida as discussed below. The loan has a stated fixed interest rate of 7.0% and matures in March 2016.
•	a $3.7 million loan for the construction of a medical office building located in Missouri. The loan has a stated interest rate of 11.0% and matures in 2012. The Company had funded $0.5 million on the loan as of March 31, 2011.
     Further, during the first quarter of 2011, the Company funded approximately $8.3 million on existing construction mortgage loans.
     The following table details the Company’s acquisitions for the three months ended March 31, 2011.

Notes to Condensed Consolidated Financial Statements-Continued

			Note	Mortgage
	Date	Cash	Receivable	Note	Noncontrolling
(dollars in millions)	Acquired	Consideration	Repayment	Financing	interests	APIC	Other

Purchase of noncontrolling interests
Lakewood MOB, LLC	03/15/2011	$0.5	$—	$—	$0.2	$—	0.3
HR Ladco Holdings, LLC	03/31/2011	0.8	(3.5)		3.4	1.5	(0.6)

		1.3	(3.5)	—	3.6	1.5	(0.3)
Mortgage note financing
Iowa	01/03/2011	40.0	—	40.0	—	—	—
Florida	02/03/2011	2.7	—	2.7	—	—	—
Missouri	03/24/2011	0.5	—	0.5	—	—	—

		43.2	—	43.2	—	—	—

		$44.5	$(3.5)	$43.2	$3.6	$1.5	(0.3)

Asset Dispositions
     During the first quarter of 2011, the Company disposed of the following properties:
•	a 35,761 square foot medical office building in Maryland in which the Company had a net investment of approximately $3.5 million. The Company received approximately $3.4 million in net proceeds and recorded a $0.1 million impairment charge on the disposal.
•	a 28,861 square foot physician clinic in Florida in which the Company had a net investment of approximately $3.1 million. The Company received approximately $0.4 million in net cash proceeds, originated a $2.7 million mortgage note receivable with the purchaser as discussed above, and recognized an immaterial gain on the disposition.
     The following table details the Company’s dispositions for the three months ended March 31, 2011.

		Net Real	Mortgage
		Estate	Note	Gain/	Square
(dollars in millions)	Net Proceeds	Investment	Receivable	(Loss)	Footage

Real estate dispositions
Maryland	$3.4	$3.5	$—	$(0.1)	35,761
Florida	0.4	3.1	(2.7)	—	28,861

Total dispositions	$3.8	$6.6	$(2.7)	$(0.1)	64,622

Potential Dispositions
     In the fourth quarter of 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which are classified as held for sale, was approximately $8.2 million at March 31, 2011. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in an expected net gain of approximately $9.1 million. The Company expects the sale to close during the third quarter of 2011.
Discontinued Operations and Assets Held for Sale
     During the first quarter of 2011, the Company sold one property in Florida and one property in Maryland and reclassified one property located in Tennessee that was previously classified as held for sale to held for use upon execution of a long-term lease. The Company’s gross investment in the Tennessee property was approximately $1.1 million ($0.5 million, net) at March 31, 2011.
     The tables below detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Operations and in assets and liabilities of discontinued operations on the

Notes to Condensed Consolidated Financial Statements-Continued
Company’s Condensed Consolidated Balance Sheets. At March 31, 2011 and December 31, 2010, the Company had eight and 11 properties, respectively, classified as held for sale, including the six properties discussed above in “Potential Dispositions.” Of the 11 properties classified as held for sale at December 31, 2010, two of the properties were sold and one was reclassified to held for use during the first quarter of 2011.

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Balance Sheet data (as of the period ended):
Land	$4,766	$7,099
Buildings, improvements and lease intangibles	27,115	35,424
Personal property	425	429

	32,306	42,952
Accumulated depreciation	(15,883)	(19,447)

Assets held for sale, net	16,423	23,505

Other assets, net (including receivables)	271	410

Assets of discontinued operations, net	271	410

Assets held for sale and discontinued operations, net	$16,694	$23,915

Accounts payable and accrued liabilities	$61	$229
Other liabilities	84	194

Liabilities of discontinued operations	$145	$423

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010

Statements of Operations data (for the period ended):
Revenues
Master lease rent	$668	$1,861
Property operating	240	615
Straight-line rent	—	(16)

	908	2,460

Expenses
General and administrative	1	2
Property operating	402	561
Bad debt, net	15	—
Depreciation	—	388

	418	951

Other Income (Expense)
Interest and other income, net	—	42

	—	42

Discontinued Operations
Income from discontinued operations	490	1,551
Impairment	(147)	—
Gain on sales of real estate properties	36	2,696

Income from Discontinued Operations	$379	$4,247

Income from Discontinued Operations per Common Share — Basic	$—	$0.07

Income from Discontinued Operations per Common Share — Diluted	$—	$0.07

Notes to Condensed Consolidated Financial Statements-Continued
Note 4. Notes and Bonds Payable
     The table below details the Company’s notes and bonds payable as of March 31, 2011 and December 31, 2010.

	Mar. 31,	Dec. 31,	Maturity	Contractual	Principal	Interest
(Dollars in thousands)	2011	2010	Dates	Interest Rates	Payments	Payments

Unsecured Credit Facility due 2012	$164,000	$—	9/12	LIBOR + 2.80%	At maturity	Quarterly
Senior Notes due 2011, including premium	—	278,311	—	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	264,262	264,227	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017, net of discount	298,279	298,218	1/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021, net of discount	396,870	396,812	1/21	5.750%	At maturity	Semi-Annual
Mortgage notes payable, net of discount and including premiums	169,675	170,287	4/13-10/30	5.000%-7.625%	Monthly	Monthly

	$1,293,086	$1,407,855

     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2011, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
Unsecured Credit Facility due 2012
     On September 30, 2009, the Company entered into an amended and restated $550.0 million unsecured credit facility (the “Unsecured Credit Facility”) with a syndicate of 16 lenders that matures on September 30, 2012. Amounts outstanding under the Unsecured Credit Facility bear interest at a rate equal to (x) LIBOR or the base rate (defined as the highest of (i) the Federal Funds Rate plus 0.5%; (ii) the Bank of America prime rate and (iii) LIBOR) plus (y) a margin ranging from 2.15% to 3.20% (2.80% at March 31, 2011) for LIBOR-based loans and 0.90% to 1.95% for base rate loans (1.55% at March 31, 2011), based upon the Company’s unsecured debt ratings. In addition, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee is 0.40% per annum, unless the Company’s credit rating falls below a BBB-/Baa3, at which point the facility fee would be 0.50%. At March 31, 2011, the Company had $164.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 3.05% and had borrowing capacity remaining, under its financial covenants, of approximately $386.0 million.
Senior Notes due 2011
     On March 28, 2011, the Company redeemed its unsecured senior notes due 2011 (the “Senior Notes due 2011”) at a redemption price equal to an aggregate of $289.4 million, consisting of outstanding principal of $278.2 million, accrued interest as of the redemption date of $9.2 million, and a “make-whole” amount of approximately $2.0 million for the early extinguishment of the debt, which was approximately equal to the interest that would have been paid between the redemption date and the maturity date. The Senior Notes due 2011, issued in 2001, bore interest at 8.125% per annum, payable semi-annually on May 1 and November 1, and were due to mature on May 1, 2011. The unamortized net gain on these notes was written off upon redemption.
Senior Notes due 2014
     In 2004, the Company issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”) that bear interest at 5.125% per annum, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The Senior Notes due 2014 were issued at a discount of approximately $1.5 million, yielding an effective interest rate of 5.19% per annum. In previous years, the Company repurchased approximately $35.3 million of the Senior Notes due 2014 and amortized a pro-rata portion of the discount upon such repurchases. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements-Continued

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(475)	(510)

Senior Notes due 2014 carrying amount	$264,262	$264,227

Senior Notes due 2017
     In 2009, the Company issued $300.0 million of unsecured senior notes due 2017 (the “Senior Notes due 2017”) that bear interest at 6.50% per annum, payable semi-annually on January 17 and July 17, and are due on January 17, 2017, unless redeemed earlier by the Company. The Senior Notes due 2017 were issued at a discount of approximately $2.0 million, yielding an effective interest rate of 6.618% per annum. For the quarter ended March 31, 2011, the Company amortized approximately $0.1 million of the discount which is included in interest expense on the Company’s Consolidated Statements of Operations. The following table reconciles the balance of the Senior Notes due 2017 on the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,721)	(1,782)

Senior Notes due 2017 carrying amount	$298,279	$298,218

Senior Notes due 2021
     In December 2010, the Company issued $400.0 million of unsecured senior notes due 2021 (the “Senior Notes due 2021”) that bear interest at 5.75%, payable semi-annually on January 15 and July 15, beginning July 15, 2011, and are due on January 15, 2021, unless redeemed earlier by the Company. The Senior Notes due 2021 were issued at a discount of approximately $3.2 million, which yielded a 5.855% interest rate per annum upon issuance. For the quarter ended March 31, 2011, the Company amortized approximately $0.1 million of the discount which is included in interest expense on the Company’s Consolidated Statements of Operations. The following table reconciles the balance of the Senior Notes due 2021 on the Company’s Consolidated Balance Sheet as of March 31, 2011.

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(3,130)	(3,188)

Senior Notes due 2021 carrying amount	$396,870	$396,812

Mortgage Notes Payable
     The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Mortgage notes payable principal balance	$175,832	$176,638
Unaccreted discount, net	(6,157)	(6,351)

Mortgage notes payable carrying amount	$169,675	$170,287

Notes to Condensed Consolidated Financial Statements-Continued
     The following table further details the Company’s mortgage notes payable, with related collateral, at March 31, 2011.

					Investment in
		Effective			Collateral at	Balance at
	Original	Interest	Maturity		March 31,	Mar. 31,	Dec. 31,
(Dollars in millions)	Balance	Rate (13)	Date	Collateral (14)	2011	2011	2010

Life Insurance Co. (1)	$4.7	7.765%	1/17	MOB	$11.5	$2.2	$2.2
Commercial Bank (2)	1.8	5.550%	10/30	OTH	7.9	1.7	1.7
Life Insurance Co. (3)	15.1	5.490%	1/16	MOB	32.6	13.4	13.5
Commercial Bank (4)	17.4	6.480%	5/15	MOB	19.9	14.5	14.5
Commercial Bank (5)	12.0	6.110%	7/15	2 MOBs	19.4	9.7	9.7
Commercial Bank (6)	15.2	7.650%	7/20	MOB	20.2	12.8	12.8
Life Insurance Co. (7)	1.5	6.810%	7/16	SOP	2.2	1.1	1.2
Commercial Bank (8)	12.9	6.430%	2/21	MOB	20.6	11.5	11.5
Investment Fund (9)	80.0	7.250%	12/16	15 MOBs	154.0	79.0	79.2
Life Insurance Co. (10)	7.0	5.530%	1/18	MOB	14.5	3.9	4.0
Investment Co. (11)	15.9	6.550%	4/13	MOB	23.3	15.5	15.6
Investment Co. (12)	4.6	5.250%	9/15	MOB	6.9	4.4	4.4

					$333.0	$169.7	$170.3

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(3)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company recorded a $2.7 million discount on this note upon acquisition which is included in the balance above.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The Company recorded a $2.1 million discount on this note upon acquisition which is included in the balance above.

(6)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity. The Company recorded a $2.4 million discount on this note upon acquisition which is included in the balance above.

(7)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The Company recorded a $0.2 million discount on this note upon acquisition which is included in the balance above.

(8)	Payable in monthly installments of principal and interest based on a 12-year amortization with the final payment due at maturity. The Company recorded a $1.0 million discount on this note upon acquisition which is included in the balance above.

(9)	Payable in monthly installments of principal and interest based on a 30-year amortization with a 7-year initial term (maturity 12/01/16) and the option to extend the initial term for two, one-year floating rate extension terms.

(10)	Payable in monthly installments of principal and interest based on a 15-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during the third quarter 2010.

(11)	Payable in monthly installments of principal and interest based on a 30-year amortization with the option to extend for three years at a fixed rate of 6.75%. The Company recorded a $0.5 million premium on this note upon acquisition which is included in the balance above.

(12)	Payable in monthly installments of principal and interest with a balloon payment of $4.0 million due at maturity.

(13)	The contractual interest rates ranged from 5.00% to 7.625% at March 31, 2011.

(14)	MOB-Medical office building; SOP-Specialty outpatient; OTH-Other.
Long-Term Debt Maturities
     Future maturities of the Company’s notes and bonds payable as of March 31, 2011 were:

	Principal	Net Accretion/	Notes and
(Dollars in thousands)	Maturities	Amortization (1)	Bonds Payable	%

2011 (remaining)	$2,475	$(1,073)	$1,402	0.1%
2012	167,491	(1,508)	165,983	12.8%
2013	18,284	(1,738)	16,546	1.3%
2014	268,460	(1,785)	266,675	20.6%
2015	32,632	(1,443)	31,189	2.4%
2016 and thereafter	815,227	(3,936)	811,291	62.8%

	$1,304,569	$(11,483)	$1,293,086	100.0%

(1)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2014, Senior Notes due 2017, Senior Notes due 2021 and six mortgage notes payable.

Notes to Condensed Consolidated Financial Statements-Continued
Note 5. Other Assets
     Other assets consist primarily of straight-line rent receivables, prepaid assets, intangible assets and receivables. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	March 31,	December 31,
(Dollars in millions)	2011	2010

Prepaid assets	$29.9	$27.9
Straight-line rent receivables	28.3	27.0
Above-market intangible assets, net	13.3	13.4
Deferred financing costs, net	11.0	12.0
Accounts receivable	7.6	6.1
Goodwill	3.5	3.5
Equity investment in joint venture — cost method	1.3	1.3
Customer relationship intangible assets, net	1.2	1.2
Notes receivable	0.3	3.8
Allowance for uncollectible accounts	(1.3)	(1.2)
Other	1.6	1.5

	$96.7	$96.5

Equity investment in joint venture
     At March 31, 2011, the Company had an investment in one unconsolidated joint venture, which the Company accounts for under the cost method since the Company does not exert significant influence. The joint venture, which invests in real estate properties, is included in other assets on the Company’s Condensed Consolidated Balance Sheets, and the related distributions received are included in interest and other income, net on the Company’s Condensed Consolidated Statements of Operations.
Note 6. Commitments and Contingencies
Construction in Progress
     As of March 31, 2011, the Company had three medical office buildings under construction with estimated completion dates in the third quarter of 2011 for two of the buildings and in the first quarter 2012 for the third building. The table below details the Company’s construction in progress and land held for development as of March 31, 2011. The information included in the table below represents management’s estimates and expectations at March 31, 2011 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	March 31,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2011	Funding	Investment

(Dollars in thousands)

Under construction:
Washington	3Q 2011	MOB	1	206,000	$54,581	$37,619	$92,200
Colorado	3Q 2011	MOB	1	101,907	12,184	15,925	28,109
Colorado	1Q 2012	MOB	1	97,093	11,053	15,738	26,791

Land held for development:
Texas			—	—	20,772	—	—

			3	405,000	$98,590	$69,282	$147,100

(1)	MOB-Medical office building.

Notes to Condensed Consolidated Financial Statements-Continued
Other Construction
     The Company had approximately $29.8 million in various first-generation tenant improvement budgeted amounts remaining as of March 31, 2011 related to properties that were developed by the Company.
     As of March 31, 2011, the Company had remaining funding commitments totaling $49.6 million on six construction loans. The Company expects that the remaining commitments on the loans will be funded during the remainder of 2011 and 2012.
Legal Proceedings
     Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs allege that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and seek a refund of such overpayments. Plaintiffs are seeking up to $2.0 million, plus pre- and post-judgment interest and attorneys’ fees. The two leases were terminated by agreement in 2003. The Company denies that it is liable to the plaintiffs for any refund of rent paid and will continue to defend the case vigorously. A trial had been scheduled for April 18, 2011, but has since been continued on the plaintiffs’ motion. No new trial date has been scheduled.
     The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Note 7. Stockholders’ Equity
     The following table provides a reconciliation of total equity:

			Accumulated
		Additional	Other	Cumulative		Total	Non
(Dollars in thousands,	Common	Paid-In	Comprehensive	Net	Cumulative	Stockholders’	controlling	Total
except per share data)	Stock	Capital	Loss	Income	Dividends	Equity	Interests	Equity

Balance at Dec. 31, 2010	$661	$1,641,379	$(5,269)	$796,165	$(1,593,926)	$839,010	$3,730	$842,740
Issuance of common stock	41	90,009	—	—	—	90,050	—	90,050
Common stock redemption	—	(51)	—	—	—	(51)	—	(51)
Stock-based compensation	1	940	—	—	—	941	—	941
Net income (loss)	—	—	—	(5,789)	—	(5,789)	27	(5,762)
Other comprehensive loss	—	—	—	—	—	—	—	—

Comprehensive income								(5,762)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(20,245)	(20,245)	—	(20,245)
Distributions to noncontrolling interests	—	—	—	—	—	—	(247)	(247)
Proceeds from noncontrolling interests	—	—	—	—	—	—	76	76
Redemption of noncontrolling interest in consolidated joint ventures	—	(1,469)	—	—	—	(1,469)	(3,586)	(5,055)

Balance at March 31, 2011	$703	$1,730,808	$(5,269)	$790,376	$(1,614,171)	$902,447	$—	$902,447

Notes to Condensed Consolidated Financial Statements-Continued
Common Stock
     The following table provides a reconciliation of the beginning and ending common stock outstanding for the three months ended March 31, 2011 and the year ended December 31, 2010:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2011	2010
Balance, beginning of period	66,071,424	60,614,931
Issuance of common stock	4,128,163	5,287,098
Restricted stock-based awards, net of forfeitures	65,675	169,395

Balance, end of period	70,265,262	66,071,424

At-The-Market Equity Offering Program
     Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. During the three months ended March 31, 2011, the Company sold 4,120,000 shares of common stock under this program at prices ranging from $20.34 per share to $23.63 per share, generating approximately $89.9 million in net proceeds.
     Between March 31, 2011 and May 4, 2011, the Company sold 2,925,400 shares of common stock, generating approximately $66.0 million in net proceeds, resulting in 1,394,600 authorized shares remaining to be sold under the program.
Common Stock Dividends
     During the first three months of 2011, the Company declared and paid a common stock dividend in the amount of $0.30 per share.
     On May 3, 2011, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on June 2, 2011 to stockholders of record on May 19, 2011.
Earnings (Loss) Per Common Share
     The table below sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2011 and 2010.

Notes to Condensed Consolidated Financial Statements-Continued

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	67,591,152	61,266,352
Unvested restricted stock	(1,439,726)	(1,304,897)

Weighted average Common Shares Outstanding — Basic	66,151,426	59,961,455

Weighted average Common Shares — Basic	66,151,426	59,961,455
Dilutive effect of restricted stock	—	940,597
Dilutive effect of employee stock purchase plan	—	67,678

Weighted average Common Shares Outstanding — Diluted	66,151,426	60,969,730

Net income (loss)
Income (loss) from continuing operations	$(6,141)	$411
Noncontrolling interests’ share in net income	(27)	(64)

Income from continuing operations attributable to common shareholders	(6,168)	347
Discontinued operations	379	4,247

Net income (loss) attributable to common stockholders	$(5,789)	$4,594

Basic Earnings (Loss) Per Common Share
Income from continuing operations	$(0.09)	$0.01
Discontinued operations	—	0.07

Net income (loss) attributable to common stockholders	$(0.09)	$0.08

Diluted Earnings (Loss) Per Common Share
Income from continuing operations	$(0.09)	$0.01
Discontinued operations	—	0.07

Net income (loss) attributable to common stockholders	$(0.09)	$0.08

     Restricted stock totaling 1,023,174 shares and options under the Employee Stock Purchase Plan to purchase the Company’s stock totaling 89,917 shares were excluded from the calculation of diluted loss per common share for the three months ended March 31, 2011 because the effect was anti-dilutive due to the net loss from continuing operations incurred during the period.
Incentive Plans
     The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include restricted stock issued to employees and the Company’s directors and options granted to employees pursuant to its Employee Stock Purchase Plan.
     A summary of the activity under the incentive plans for the three months ended March 31, 2011 and 2010 is included in the table below.

	Three Months Ended
	March 31,
	2011	2010

Stock-based awards, beginning of period	1,379,243	1,224,779
Granted	79,169	76,731
Vested	(10,675)	(2,362)
Forfeited	(10,926)	—

Stock-based awards, end of period	1,436,811	1,299,148

Notes to Condensed Consolidated Financial Statements-Continued
     Under the Company’s Employee Stock Purchase Plan, in January of each year each eligible employee is granted an option to purchase up to $25,000 of Common Stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised within 27 months after each such option’s date of grant. The Company recorded approximately $0.2 million to general and administrative expenses during the first quarter of 2011 relating to the annual grant of options to its employees under the Employee Stock Purchase Plan. On April 1, 2011, options to purchase 166,207 shares of Common Stock expired that had not been exercised.
     A summary of the activity under the Employee Stock Purchase Plan for the three months ended March 31, 2011 and 2010 is included in the table below.

	Three Months Ended
	March 31,
	2011	2010

Outstanding and exercisable, beginning of period	392,517	335,608
Granted	261,960	256,080
Exercised	(4,591)	(3,368)
Forfeited	(23,406)	(11,660)

Outstanding and exercisable, end of period	626,480	576,660

Note 8. Defined Benefit Pension Plans
     The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable under the Executive Retirement Plan have been frozen at $896,000, subject to cost-of-living adjustments. As of March 31, 2011, only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.
     The Company’s retirement plan for its non-employee directors was terminated in November 2009. During 2010, the Company made lump sum payments to the plan participants, totaling approximately $2.6 million, which represented the non-employee directors’ aggregate accumulated pension benefits payable.
     Net periodic benefit cost recorded related to the Company’s pension plans for the three months ended March 31, 2011 and 2010 is detailed in the following table.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Service costs	$17	$13
Interest costs	214	242
Amortization of net gain/loss	232	187

Total recognized in net periodic benefit cost	$463	$442

Note 9. Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Operations generally includes guaranty revenue recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

Notes to Condensed Consolidated Financial Statements-Continued

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Property operating agreement guaranty revenue	$1,975	$1,892
Interest income on notes receivable	240	172
Management fee income	38	45
Other	52	60

	$2,305	$2,169

Note 10. Taxable Income (Loss)
Taxable Income (Loss)
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
     Earnings and profits, the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income (loss) attributable to common stockholders and taxable income (loss) because of different depreciation recovery periods and methods, and other items.
     The following table reconciles the Company’s consolidated net income (loss) attributable to common stockholders to taxable income (loss) for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Net income (loss) attributable to common stockholders	$(5,789)	$4,594
Reconciling items to taxable income:
Depreciation and amortization	5,325	5,052
Gain or loss on disposition of depreciable assets	(2,176)	6,275
Straight-line rent	(1,140)	(481)
Receivable allowances	396	(655)
Stock-based compensation	1,386	1,175
Other	1,089	725

Taxable income (loss) (1)	$(909)	$16,685

Dividends paid	$20,245	$18,417

(1)	Before REIT dividend paid deduction.

Notes to Condensed Consolidated Financial Statements-Continued
State Income Taxes
     State income tax expense and state income tax payments for the three months ended March 31, 2011 and 2010 are detailed in the table below.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

State income tax expense:
Texas gross margin tax	$119	$111
Other	44	48

Total state income tax expense	$163	$159

State income tax payments, net of refunds	$23	$(6)

     The Texas gross margin tax is a tax on gross receipts from operations in Texas. The Company understands that the Securities and Exchange Commission views this tax as an income tax. As such, the Company has disclosed the Texas gross margin tax in the table above. The Company does not necessarily agree with the Securities and Exchange Commission’s position concerning the Texas gross margin tax.
Note 11. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of March 31, 2011 and December 31, 2010 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated either based on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	value	value	value	value

Notes and bonds payable	$1,293.1	$1,335.0	$1,407.9	$1,460.2
Mortgage notes receivable	$88.2	$86.6	$36.6	$35.9
Notes receivable, net of allowances	$0.3	$0.3	$3.8	$3.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Disclosure Regarding Forward-Looking Statements
     This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that could significantly affect the Company’s current plans and expectations and future financial condition and results.
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
     For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2010.
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
Executive Overview
     The Company has seen improvement in investment opportunities across the country. Hospitals appear to be implementing previously shelved plans for expansion, albeit at a measured pace. The Company is working on several on-campus development and acquisition opportunities, some of which are hospital sales of medical office buildings and others involving third-parties or developers monetizing their holdings. During the first quarter of 2011, the Company funded $18.3 million related to the construction of three medical office buildings with aggregate budgets of approximately $147.1 million. In addition, the Company funded $43.2 million in mortgage notes during the first quarter of 2011.
     At March 31, 2011, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 48.1% and its borrowings outstanding under the Unsecured Credit Facility totaled $164.0 million with a capacity remaining under its financial covenants of approximately $386.0 million.

Trends and Matters Impacting Operating Results
     Management monitors factors and trends important to the Company and the REIT industry in order to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, below are some of the factors and trends that management believes may impact future operations of the Company.
Interest Expense
     The $400.0 million Senior Notes due 2021 bear interest at 5.75%, payable semi-annually on January 15 and July 15, beginning July 15, 2011, and are due on January 15, 2021, unless redeemed earlier by the Company. The proceeds from the offering were used to repay the outstanding balance on the Unsecured Credit Facility, to fund acquisitions, and to provide advanced funding for the redemption of the Senior Notes due 2011.
     On March 28, 2011, the Company redeemed all of its outstanding 8.125% Senior Notes due May 1, 2011 using cash on hand and its unsecured credit facility to fund the redemption. The notes were redeemed at a price equal to an aggregate of $289.4 million, consisting of: a) $278.2 million in outstanding principal; b) $9.2 million in interest accrued but not yet paid as of the redemption date; and c) a “make-whole amount” of $2.0 million in accordance with the indenture, which was approximately equal to the interest that would have been paid between the redemption date and the maturity date.
     The additional interest expense incurred during the first quarter of 2011 from the issuance of the Senior Notes due 2021 and the charge recorded upon the redemption of the Senior Notes due 2011 negatively impacted the Company’s net income (loss) attributable to common stockholders, funds from operations, and cash flows.
Acquisitions
     During the first quarter of 2011, the Company acquired the remaining 20% noncontrolling equity interest in the HR Ladco Holdings, LLC joint venture and the remaining 1.25% noncontrolling equity interest in the Lakewood MOB, LLC joint venture, for a total purchase price of $5.1 million. Concurrent with these purchases, the noncontrolling interest holder repaid a loan receivable to the Company totaling $3.5 million. The loan receivable had been secured by the noncontrolling interests.
     Also, during the first quarter of 2011, the Company funded $43.2 million in mortgage notes receivable with stated interest rates ranging from 7.0% to 11.0%. Further, in the first quarter of 2011, the Company funded $8.3 million on existing construction mortgage notes.
     See Note 3 to the Condensed Consolidated Financial Statements for more information on these acquisitions.
Dispositions
     During the first quarter of 2011, the Company disposed of a medical office building and a physician clinic in which the Company had an aggregate net investment of approximately $6.6 million. Net cash proceeds from these dispositions were used to repay outstanding balances on the Unsecured Credit Facility. See Note 3 to the Condensed Consolidated Financial Statements for more details on these dispositions.
Potential Dispositions
     In the fourth quarter of 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which are classified as held for sale, was approximately $8.2 million at March 31, 2011. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in an expected net gain of approximately $9.1 million. The Company expects the sale to close during the third quarter of 2011.

Development Activity
     At March 31, 2011, the Company had funded $77.8 million related to the construction of three medical office buildings underway with budgets totaling approximately $147.1 million. The Company expects completion of the core and shell for two of these buildings during the third quarter of 2011 and for the third building during the first quarter of 2012.
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
     The Company had approximately $29.8 million in various first-generation tenant improvement budgeted amounts remaining as of March 31, 2011 related to properties that were developed by the Company.
     As of March 31, 2011, the Company had remaining funding commitments totaling $49.6 million on six construction loans. The Company expects that the remaining commitments on the loans will be funded during the remainder of 2011 and 2012.
Expiring Leases and Financial Support Agreements
     Master leases on three of the Company’s properties that were set to expire during 2011 have been renewed. Leases on three other master-leased properties are expected to expire during 2011, and the Company expects that it will not renew these leases, but will assume any tenant leases in the buildings and manage the operations of the buildings.
     The Company also has 320 leases in its multi-tenanted buildings expiring during 2011, with an average size of approximately 2,723 square feet. Approximately 81% of these leases are located in on-campus buildings, which traditionally have a higher probability of renewal. Also, the 2011 expirations are widely distributed throughout the portfolio and are not concentrated with one tenant, health system or location. Of the 69 leases that had expired as of March 31, 2011, nearly all of the tenants had renewed, had expressed an intention to renew, or continued to occupy their leased space in a holdover lease arrangement.
     Financial support arrangements on two of the Company’s properties in New Orleans will expire in September 2011. Quarterly payments under this support arrangement are approximately $0.5 million. The Company’s total investment in the two buildings was approximately $11.8 million ($6.7 million, net) at March 31, 2011. The buildings, which aggregate approximately 136,155 square feet, are adjacent to the former Methodist Hospital in East New Orleans which has remained closed since Hurricane Katrina struck in August 2005. The City of New Orleans purchased the hospital and formed a partnership with a health system to open and operate the hospital in the future, which the Company expects will provide additional occupancy in the buildings.
     The Company expects that there could be a short-term negative impact to its results of operations from leases and financial support arrangements that are not renewed, but anticipates that over time it will be able to re-lease the properties or increase tenant rents to offset any short-term decline in revenue.
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
     FFO for the three months ended March 31, 2011 was impacted unfavorably compared to prior periods due mainly to the following items:
•	increased interest expense for the three months ended March 31, 2011 compared to the same period in 2010 of approximately $6.0 million, or $0.09 per diluted common share, due primarily to the issuance of the Senior Notes due 2021; and
•	a loss on extinguishment of debt of $2.0 million recognized during the three months ended March 31, 2011, or $0.03 per diluted common share, related to the redemption of the Senior Notes due 2011. A loss on extinguishment of debt of $0.5 million, or $0.01 per diluted common share, was also recognized during the three months ended March 31, 2010 related to the repurchase of a portion of the Senior Notes due 2011.
     The table below reconciles FFO to net income (loss) attributable to common stockholders for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010

Net Income (Loss) Attributable to Common Stockholders	$(5,789)	$4,594

Gain on sales of real estate properties	(36)	(2,696)
Real estate depreciation and amortization	20,054	17,333

Total adjustments	20,018	14,637

Funds from Operations	$14,229	$19,231

Funds from Operations per Common Share — Basic	$0.22	$0.32

Funds from Operations per Common Share — Diluted	$0.21	$0.32

Weighted Average Common Shares Outstanding — Basic	66,151,426	59,961,455

Weighted Average Common Shares Outstanding — Diluted	67,264,517	60,969,730

Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     The Company’s results of operations for the three months ended March 31, 2011 compared to the same period in 2010 were significantly impacted by higher interest expense, a loss recognized due to the redemption of the Senior Notes due 2011, and gains on sales of real estate properties recognized during 2010.

	Three Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2011	2010	$	%

REVENUES
Master lease rent	$15,019	$14,059	$960	6.8%
Property operating	52,353	45,531	6,822	15.0%
Straight-line rent	1,286	600	686	114.3%
Mortgage interest	1,649	638	1,011	158.5%
Other operating	2,305	2,169	136	6.3%

	72,612	62,997	9,615	15.3%

EXPENSES
General and administrative	5,781	4,728	1,053	22.3%
Property operating	28,095	24,199	3,896	16.1%
Bad debt, net	180	(199)	379	-190.5%
Depreciation	18,895	16,203	2,692	16.6%
Amortization	1,770	1,301	469	36.0%

	54,721	46,232	8,489	18.4%

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(1,986)	(480)	(1,506)	313.8%
Interest expense	(22,274)	(16,311)	(5,963)	-36.6%
Interest and other income, net	228	437	(209)	-47.8%

	(24,032)	(16,354)	(7,678)	46.9%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,141)	411	(6,552)	-1594.2%

DISCONTINUED OPERATIONS
Income from discontinued operations	490	1,551	(1,061)	-68.4%
Impairment	(147)	—	(147)	—
Gain on sales of real estate properties	36	2,696	(2,660)	-98.7%

INCOME FROM DISCONTINUED OPERATIONS	379	4,247	(3,868)	-91.1%

NET INCOME (LOSS)	(5,762)	4,658	(10,420)	-223.7%

Less: Net income attributable to noncontrolling interests	(27)	(64)	37	-57.8%

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,789)	$4,594	$(10,383)	-226.0%

EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders — Basic	$(0.09)	$0.08	$(0.17)	-212.5%

Net income (loss) attributable to common stockholders — Diluted	$(0.09)	$0.08	$(0.17)	-212.5%

     Total revenues from continuing operations for the three months ended March 31, 2011 increased $9.6 million, or 15.3%, compared to the same period in 2010, mainly for the reasons discussed below:
     • Master lease rental income increased $1.0 million, or 6.8%. Master lease rental income increased approximately $1.7 million as a result of the Company’s 2010 acquisitions and increased approximately $0.3 million mainly from annual contractual rent increases. These increases to master lease rent were partially offset by a reduction of approximately $0.7 million related to properties whose master leases had expired and the Company began recognizing the underlying tenant rents.
     • Property operating income increased $6.8 million, or 15.0%, due mainly to approximately $6.5 million of increased revenues related to the Company’s 2010 real estate acquisitions. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $0.3 million in additional property operating income in the first quarter of 2011 compared to the same period in 2010.
     • Straight-line rent increased $0.7 million, or 114.3%, due mainly to new leases requiring straight-line rent related to the Company’s 2010 real estate acquisitions.
     • Mortgage interest increased $1.0 million, or 158.5%, due mainly to fundings on three new mortgage notes resulting in approximately $0.8 million of interest income with the remaining increase generally related to additional fundings on construction loans.
     Total expenses for the three months ended March 31, 2011 increased $8.5 million, or 18.4%, compared to the same period in 2010, mainly for the reasons discussed below:
     • General and administrative expenses increased $1.1 million, or 22.3%, due mainly to a $0.8 million increase in salary and deferred compensation expense and a $0.2 million increase in travel expense.
     • Property operating expense increased $3.9 million, or 16.1%, due mainly to the recognition of additional expenses totaling approximately $2.7 million related to the Company’s 2010 real estate acquisitions and $0.3 million from properties that were previously under construction that commenced operations during 2010. Property operating expense also increased approximately $0.2 million for properties whose master leases expired and the Company began incurring the underlying operating expenses of the buildings. Also, utilities expense increased approximately $0.2 million and general maintenance and repair expenses increased totaling $0.3 million.
     • Depreciation expense increased $2.7 million, or 16.6%, due mainly to approximately $1.9 million in additional depreciation recognized related to the Company’s 2010 real estate acquisitions and $0.5 million related to properties previously under construction that commenced operations during 2010. The remaining $0.3 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.
     • Amortization expense increased $0.5 million, or 36.0%, due mainly to additional amortization expense related to the Company’s 2010 acquisitions totaling approximately $0.8 million, partially offset by a decrease in amortization related to certain intangibles becoming fully amortized.
     Other income (expense) for the three months ended March 31, 2011 changed unfavorably by $7.7 million, or 46.9%, compared to the same period in 2010 due mainly to an increase in interest expense of approximately $6.0 million relating mainly to the issuance of the Senior Notes due 2021 in late 2010 and a $2.0 million loss on extinguishment of debt relating to the redemption of the Senior Notes due 2011 in March 2011.
     Income from discontinued operations totaled $0.4 million and $4.2 million, respectively, for the three months ended March 31, 2011 and 2010, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of March 31, 2011.
Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under the Unsecured Credit Facility, or from other private debt or equity offerings. For the three months ended March 31, 2011, the Company generated approximately $9.7 million in cash from operations and used approximately $120.0 million in total cash in investing and financing activities, including dividend payments, as detailed in the Company’s Condensed Consolidated Statements of Cash Flows. Dividends paid during the first quarter of 2011 were funded from cash flows from operations and from the Company’s Unsecured Credit Facility as cash flows from operations were not adequate to fully fund the dividend due in part to the unusually large interest expense in the first quarter. For the remainder of 2011, the Company expects quarterly interest expense and, therefore, cash flows to return to levels that will be adequate to fund dividends at the current rate. At March 31, 2011, the Company also had remaining borrowing capacity on its Unsecured Credit Facility of approximately $386.0 million.
Contractual Obligations
     The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of March 31, 2011, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2011 through 2012 are included in the table below. At March 31, 2011, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	2011	2012	Total

Long-term debt obligations, including interest (1)	$47,852	$234,758	$282,610
Operating lease commitments (2)	4,083	4,335	8,418
Construction in progress (3)	61,874	9,832	71,706
Tenant improvements (4)	—	—	—
Construction loan obligation (5)	38,789	10,774	49,563
Pension obligations (6)	—	—	—

Total contractual obligations	$152,598	$259,699	$412,297

(1)	Includes estimated interest due on total debt other than on the Unsecured Credit Facility. Note 4 to the Company’s Condensed Consolidated Financial Statements provides more detail on the Company’s notes and bonds payable.

(2)	Includes primarily the corporate office lease and ground leases related to various properties for which the Company is currently making payments.

(3)	Includes cash flow projections for the remainder of 2011 and 2012 related to the construction of three buildings. The table above does not include budgeted amounts designated for tenant improvements which the Company is not obligated to fund until tenant leases are executed.

(4)	The Company has various first-generation tenant improvements budgeted amounts remaining as of March 31, 2011 of approximately $29.8 million related to properties developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company cannot predict when or if these amounts will be expended and, therefore, has not included estimated fundings in the table above.

(5)	The Company’s remaining funding commitment as of March 31, 2011 on six construction loans. The Company expects these commitments will be funded through 2012.

(6)	At December 31, 2010, the last measurement date, one employee, the Company’s chief executive officer, was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.9 million as of December 31, 2010. However, because the Company’s chief executive officer has no present intention to retire, the Company has not projected when the retirement benefits would be paid to the officer in this table. At March 31, 2011, the Company had recorded a $16.0 million liability, included in other liabilities, related to its pension plan obligations.
     As of March 31, 2011, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 48.1%. Also, at March 31, 2011, the Company had $164.0 million outstanding under the Unsecured Credit Facility, with a weighted average interest rate of approximately 3.05%, and had borrowing capacity remaining, under its financial covenants, of approximately $386.0 million.
     The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations. In accordance with this definition, the Company’s earnings from continuing operations for the three months ended March 31, 2011 were insufficient to cover its fixed charges by approximately $8.1 million, with a ratio of 0.67 to 1.00. However, the Company’s fixed charge ratio calculated in accordance with its covenant ratios included in its Unsecured Credit Facility was in excess of 2.0 times.
     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2011, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
Interest Expense
     The $400.0 million Senior Notes due 2021 bear interest at 5.75%, payable semi-annually on January 15 and July 15, beginning July 15, 2011, and are due on January 15, 2021, unless redeemed earlier by the Company. The proceeds from the offering were used to repay the outstanding balance on the Unsecured Credit Facility, to fund acquisitions, and to provide advanced funding for the redemption of the Senior Notes due 2011.
     On March 28, 2011, the Company redeemed all of its outstanding 8.125% Senior Notes due May 1, 2011 using cash on hand and its unsecured credit facility to fund the redemption. The notes were redeemed at a price equal to an aggregate of $289.4 million, consisting of: a) $278.2 million in outstanding principal; b) $9.2 million in interest accrued but not yet paid as of the redemption date; and c) a “make-whole amount” of $2.0 million in accordance with the indenture, which was approximately equal to the interest that would have been paid between the redemption date and the maturity date.
     The additional interest expense incurred during the first quarter of 2011 from the issuance of the Senior Notes due 2021 and the charge recorded upon the redemption of the Senior Notes due 2011 negatively impacted the Company’s net income (loss) attributable to common stockholders, funds from operations, and cash flows.
Security Deposits and Letters of Credit
     As of March 31, 2011, the Company had approximately $6.2 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Development Activity
     At March 31, 2011, the Company had funded $77.8 million related to the construction of three medical office buildings underway with budgets totaling approximately $147.1 million. The Company expects completion of the core and shell for two of these buildings during the third quarter of 2011 and for the third building during the first quarter of 2012.
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
     The Company had approximately $29.8 million in various first-generation tenant improvement budgeted amounts remaining as of March 31, 2011 related to properties that were developed by the Company.
     As of March 31, 2011, the Company had remaining funding commitments totaling $49.6 million on six construction loans. The Company expects that the remaining commitments on the loans will be funded during the remainder of 2011 and 2012.
At-The-Market Equity Offering Program
     Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. During the three months ended March 31, 2011, the Company sold 4,120,000 shares of common stock under this program at prices ranging from $20.34 per share to $23.63 per share, generating approximately $89.9 million in net proceeds.
     Between March 31, 2011 and May 4, 2011, the Company sold 2,925,400 shares of common stock, generating approximately $66.0 million in net proceeds, resulting in 1,394,600 authorized shares remaining to be sold under the program.

     The proceeds from these sales are generally used to fund the Company’s development activities and repay balances outstanding under the Unsecured Credit Facility.
Dividends
     The Company expects to pay quarterly dividends of $0.30 per common share during 2011. On May 3, 2011, the Company’s Board of Directors declared a common stock cash dividend for the three months ended March 31, 2011 of $0.30 per share, payable on June 2, 2011. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.
Liquidity
     Net cash provided by operating activities was $9.7 million and $28.3 million for the three months ended March 31, 2011 and 2010, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors. The Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 20 years and have annual rate increases based generally on consumer price indices. Also, as discussed above, the Company’s results of operations and cash flows were significantly impacted in the first quarter of 2011 compared to 2010 due to additional interest expense from the issuance of $400 million of its Senior Notes due 2021 in December 2010. A portion of the proceeds from this issuance were used to redeem the Senior Notes due 2011 on March 28, 2011 which were due in May 2011. As such, during the first quarter, the Company recognized interest expense on both debt issuances. Also, as a result of the redemption of the Senior Notes due 2011, all accrued interest through the redemption date of March 28, 2011 was paid rather than on May 1, 2011 when it was contractually due.
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
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2011, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
     Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs allege that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and seek a refund of such overpayments. Plaintiffs are seeking up to $2.0 million, plus pre- and post-judgment interest and attorneys’ fees. The two leases were terminated by agreement in 2003. The Company denies that it is liable to the plaintiffs for any refund of rent paid and will continue to defend the case vigorously. A trial had been scheduled for April 18, 2011, but has since been continued on the plaintiffs’ motion. No new trial date has been scheduled.
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
     In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 5.	Other Information.
     On May 6, 2011, the Company entered into a new employment agreement with Todd J. Meredith, who has been serving as the Company’s Executive Vice President — Investments since February 17, 2011. The terms of Mr. Meredith’s employment agreement are substantially similar to the terms of the employment agreements for the Company’s other executive officers, with the exception of David R. Emery. Mr. Meredith’s employment agreement with the Company has a one-year term that is automatically extended on January 1 of each year for an additional year. If Mr. Meredith’s employment agreement is terminated for any reason other than for cause or upon his voluntary termination, he is entitled to receive his unpaid salary, earned bonus, accelerated vesting of unvested stock awards, vested deferred compensation and other benefits through the date of termination. In addition, if a termination “not for cause” occurs, Mr. Meredith will receive as severance compensation his base salary for a period of 18 months following the date of termination and an amount equal to twice his average annual bonus during the two years immediately preceding his termination.
     If a “change-in-control” (as defined in the employment agreement) occurs, Mr. Meredith may terminate his agreement and receive his accrued base salary and other benefits described above through the termination date, an amount equal to 1.5 times his base salary through the remaining term of the agreement, and an amount equal to two times his average annual bonus during the two years immediately preceding the termination.
     The Company may terminate Mr. Meredith’s agreement for “cause,” which is defined to include material, substantial and willful dishonesty towards, fraud upon, or deliberate injury or attempted injury to, the Company or the officer’s material, substantial and willful breach of the employment agreement which has resulted in material injury to the Company. In the event of Mr. Meredith’s termination for cause, he shall receive all accrued salary, earned bonus compensation, vested deferred compensation (other than plan benefits which will be payable in accordance with the applicable plan), and other benefits through the date of termination, but shall receive no other severance benefits.

     Mr. Meredith’s agreement may also be terminated if he dies or becomes disabled and his disability continues for a period of 12 consecutive months. In the event of termination of the employment agreement because of his death or disability, Mr. Meredith (or his estate) shall receive his unpaid salary, earned bonus, accelerated vesting of unvested stock awards, vested deferred compensation (other than plan benefits which will be paid in accordance with the applicable plan) and other benefits through the date of termination, but no additional severance except that, if he becomes disabled, the Company will maintain his insurance benefits for the remaining term of his employment agreement.
     The Company has agreed to indemnify Mr. Meredith for certain liabilities arising from actions taken within the scope of his employment. The employment agreement contains restrictive covenants pursuant to which Mr. Meredith has agreed not to compete with the Company during the period of employment and any period following termination of his employment during which he is receiving severance payments.

Item 6.	Exhibits.

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (3)

Exhibit 4.3	Form of 5.125% Senior Note Due 2014 (3)

Exhibit 4.4	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (4)

Exhibit 4.5	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto) (4)

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.7	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.9 thereto) (5)

Exhibit 10.1	Employment Agreement by and between Todd J. Meredith and the Company (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Executive Vice President and Chief Financial Officer

Date: May 9, 2011

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (3)

Exhibit 4.3	Form of 5.125% Senior Note Due 2014 (3)

Exhibit 4.4	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (4)

Exhibit 4.5	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto) (4)

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.7	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.9 thereto) (5)

Exhibit 10.1	Employment Agreement by and between Todd J. Meredith and the Company (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.