Form 10-Q
period 2011-06-30
HEALTHCARE REALTY TRUST INC
filed 2011-08-08
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
Yes ☐            No ☑
     As of July 31, 2011, 77,829,189 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2011

Page
Part I — Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Controls and Procedures	39
Part II — Other Information
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 6. Exhibits	41
Signature	42
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$165,759	$163,020
Buildings, improvements and lease intangibles	2,326,632	2,310,404
Personal property	18,116	17,919
Construction in progress	104,741	80,262

	2,615,248	2,571,605
Less accumulated depreciation	(486,572)	(484,641)

Total real estate properties, net	2,128,676	2,086,964

Cash and cash equivalents	17,776	113,321

Mortgage notes receivable	122,603	36,599

Assets held for sale and discontinued operations, net	16,485	23,915

Other assets, net	100,641	96,510

Total assets	$2,386,181	$2,357,309

LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,251,629	$1,407,855

Accounts payable and accrued liabilities	66,768	62,652

Liabilities of discontinued operations	215	423

Other liabilities	50,741	43,639

Total liabilities	1,369,353	1,514,569

Commitments and contingencies

Equity:

Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 76,467,850 and 66,071,424 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	765	661

Additional paid-in capital	1,865,441	1,641,379

Accumulated other comprehensive loss	(5,269)	(5,269)

Cumulative net income attributable to common stockholders	792,387	796,165

Cumulative dividends	(1,636,496)	(1,593,926)

Total stockholders’ equity	1,016,828	839,010

Noncontrolling interests	—	3,730

Total equity	1,016,828	842,740

Total liabilities and equity	$2,386,181	$2,357,309

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2010, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2011 and 2010
(Dollars in thousands, except per share data)
(Unaudited)

	2011	2010
REVENUES
Master lease rent	$14,434	$13,879
Property operating	53,849	46,760
Straight-line rent	1,110	725
Mortgage interest	1,825	469
Other operating	2,054	2,102

	73,272	63,935

EXPENSES
General and administrative	5,158	3,542
Property operating	28,477	24,237
Bad debt, net	93	(279)
Depreciation	19,120	16,450
Amortization	1,770	1,332

	54,618	45,282

OTHER INCOME (EXPENSE)
Interest expense	(17,344)	(15,570)
Interest and other income, net	203	1,176

	(17,141)	(14,394)

INCOME FROM CONTINUING OPERATIONS	1,513	4,259

DISCONTINUED OPERATIONS
Income from discontinued operations	498	730
Gain on sales of real estate properties	—	1,525

INCOME FROM DISCONTINUED OPERATIONS	498	2,255

NET INCOME	2,011	6,514

Less: Net income attributable to noncontrolling interests	—	(40)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,011	$6,474

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.02	$0.07
Discontinued operations	0.01	0.04

Net income attributable to common stockholders	$0.03	$0.11

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.02	$0.07
Discontinued operations	0.01	0.03

Net income attributable to common stockholders	$0.03	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	72,035,154	61,340,739

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	73,149,232	62,382,409

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2010, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands, except per share data)
(Unaudited)

	2011	2010
REVENUES
Master lease rent	$29,452	$27,938
Property operating	106,203	92,290
Straight-line rent	2,396	1,326
Mortgage interest	3,474	1,107
Other operating	4,358	4,272

	145,883	126,933

EXPENSES
General and administrative	10,939	8,270
Property operating	56,572	48,435
Bad debt, net	272	(478)
Depreciation	38,015	32,654
Amortization	3,540	2,633

	109,338	91,514

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(1,986)	(480)
Interest expense	(39,618)	(31,880)
Interest and other income, net	431	1,612

	(41,173)	(30,748)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,628)	4,671

DISCONTINUED OPERATIONS
Income from discontinued operations	988	2,281
Impairment	(147)	—
Gain on sales of real estate properties	36	4,221

INCOME FROM DISCONTINUED OPERATIONS	877	6,502

NET INCOME (LOSS)	(3,751)	11,173

Less: Net income attributable to noncontrolling interests	(27)	(105)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,778)	$11,068

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.07)	$0.08
Discontinued operations	0.02	0.10

Net income (loss) attributable to common stockholders	$(0.05)	$0.18

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.07)	$0.08
Discontinued operations	0.02	0.10

Net income (loss) attributable to common stockholders	$(0.05)	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	69,109,543	60,654,907

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	69,109,543	61,690,322

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.60	$0.60

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2010, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(3,751)	$11,173
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	43,919	37,924
Stock-based compensation	1,602	1,320
Straight-line rent receivable	(2,395)	(1,319)
Straight-line rent liability	246	206
Gain on sales of real estate properties	(36)	(4,221)
Loss on extinguishment of debt	1,986	480
Impairment	147	—
Provision for bad debt, net	287	(457)
Payment of partial pension settlement	—	(342)
Changes in operating assets and liabilities:
Other assets	(5,376)	(162)
Accounts payable and accrued liabilities	2,649	5,187
Other liabilities	7,217	(248)

Net cash provided by operating activities	46,495	49,541

INVESTING ACTIVITIES
Acquisition and development of real estate properties	(83,111)	(54,057)
Funding of mortgages and notes receivable	(83,141)	(2,890)
Proceeds from sales of real estate	3,775	23,623
Proceeds from mortgages and notes receivable repayments	58	69

Net cash used in investing activities	(162,419)	(33,255)

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	123,000	(30,000)
Repayments on notes and bonds payable	(1,616)	(1,111)
Repurchase of notes payable	(280,201)	(8,556)
Dividends paid	(42,570)	(37,370)
Proceeds from issuance of common stock	224,045	59,449
Common stock redemptions	(51)	—
Capital contributions received from noncontrolling interests	—	670
Distributions to noncontrolling interest holders	(281)	(249)
Purchase of noncontrolling interests	(1,591)	—
Debt issuance costs	(356)	(515)

Net cash provided by (used in) financing activities	20,379	(17,682)

Decrease in cash and cash equivalents	(95,545)	(1,396)
Cash and cash equivalents, beginning of year	113,321	5,851

Cash and cash equivalents, end of year	$17,776	$4,455

Supplemental Cash Flow Information:
Interest paid	$33,437	$24,458
Capitalized interest	$4,194	$5,050
Company-financed real estate property sales	$2,700	$—
Invoices accrued for construction, tenant improvement and other capitalized costs	$15,001	$9,913
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2010, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Business Overview
     Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.7 billion in 216 real estate properties and mortgages as of June 30, 2011, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 203 owned real estate properties, excluding assets classified as held for sale, are comprised of three facility types, located in 28 states, totaling approximately 13.4 million square feet. As of June 30, 2011, the Company provided property management services to approximately 9.2 million square feet nationwide.
Principles of Consolidation
     The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures, and partnerships where the Company controls the operating activities.
     In accordance with Accounting Standards Codification (“ASC”) No. 810, “Consolidation,” the Company must evaluate each contractual relationship to determine whether or not it creates a variable interest entity (“VIE”). The Company had three construction mortgage loans aggregating approximately $45.9 million at June 30, 2011 in which each borrower has been identified as a VIE. At June 30, 2011, the Company had determined that it was not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the entities’ economic performance nor does it have the obligation to absorb the losses of, or receive the benefit from, the entities. Accordingly, the Company does not consolidate the underlying projects. The Company’s maximum loss exposure loss related to these VIEs at June 30, 2011 equals the Company’s related aggregate loan investment.
     During the first quarter of 2011, the Company purchased the remaining noncontrolling interest in its two consolidated joint ventures: (1) HR Ladco Holdings, LLC in which the Company held an 80% interest and (2) Lakewood MOB, LLC in which the Company held a 98.75% interest. The noncontrolling interest holder in both joint ventures was Ladco MPF I, LLC (“Ladco”). Prior to the purchase, the noncontrolling interests were reported as equity and the related net income (loss) attributable to the noncontrolling interests as part of consolidated net income in the Company’s Condensed Consolidated Financial Statements. The Company’s investment in its one unconsolidated joint venture, which is carried at cost, is included in other assets with its related income recognized in other income (expense) in the Company’s Condensed Consolidated Financial Statements.
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

Notes to Condensed Consolidated Financial Statements-Continued
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
Accounting for Defined Benefit Pension Plans
     The Company has a retirement plan (the “Executive Retirement Plan”) under which three of the Company’s founding officers may receive certain benefits upon retirement. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan have been frozen at $896,000, subject to cost-of-living adjustments. The Company recognizes pension expense on an accrual basis over an estimated service period. The Company calculates pension expense and the corresponding liability annually on the measurement date (December 31) which requires certain assumptions, such as a discount rate and the recognition of actuarial gains and losses.
     The Company also had a pension plan under which the Company’s non-employee directors would receive certain retirement benefits. That plan was terminated in 2009 and during 2010 lump sum payments totaling $2.6 million were made to those directors who participated in the plan.
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

Notes to Condensed Consolidated Financial Statements-Continued
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
     Periodically, the Company will eliminate fully-depreciated real estate lease intangible assets that were initially recorded as part of the Company’s real estate acquisition accounting against accumulated depreciation. During the second quarter of 2011, the Company eliminated approximately $40.0 million of its fully amortized real estate lease intangibles against accumulated depreciation.
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

Notes to Condensed Consolidated Financial Statements-Continued
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
     The Company also evaluates collectibility of its mortgage notes and notes receivable and records an allowance on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. If a mortgage loan or note receivable becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for either on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company’s expectation of future collectability.
New Pronouncements
     In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires companies to retrospectively present comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the current option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 also will require companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU 2011-05 will be effective for the Company on January 1, 2012 although early adoption is permitted. The adoption of ASU 2011-05 will not have a material impact on the Company’s results of operations or financial position.
Note 2. Real Estate and Mortgage Notes Receivable Investments
     The Company had investments of approximately $2.7 billion in 216 real estate properties and mortgage notes receivable as of June 30, 2011, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 203 owned real estate properties, excluding assets classified as held for sale, are located in 28 states and comprise approximately 13.4 million total square feet. The table below details the Company’s investments.

Notes to Condensed Consolidated Financial Statements-Continued

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%

Owned properties:
Master leases
Medical office/outpatient	27	$220,777	7.9%	1,204	9.0%
Inpatient	14	328,788	12.0%	1,072	7.9%
Other	2	9,545	0.3%	92	0.7%

	43	559,110	20.2%	2,368	17.6%

Property operating agreements
Medical office/outpatient	8	83,065	3.0%	624	4.7%

	8	83,065	3.0%	624	4.7%

Multi-tenanted with occupancy leases
Medical office/outpatient	139	1,598,621	58.5%	8,954	66.9%
Medical office/outpatient - stabilization in progress	8	235,026	8.6%	808	6.0%
Other	2	19,648	0.7%	256	1.9%

	149	1,853,295	67.8%	10,018	74.8%
Construction in progress
Medical office/outpatient	3	83,968	3.1%	378	2.9%
Land held for development	—	20,773	0.8%	—	—

	3	104,741	3.9%	378	2.9%

Corporate property	—	15,037	0.5%	—	—

Total owned properties	203	2,615,248	95.4%	13,388	100.0%

Mortgage loans:
Medical office/outpatient	9	49,714	1.8%
Inpatient	2	32,889	1.2%
Other	1	40,000	1.5%

	12	122,603	4.5%
Unconsolidated joint venture:
Other	1	1,266	0.1%

	1	1,266	0.1%

Total real estate investments	216	$2,739,117	100.0%

Mortgage loans
     A summary of the Company’s mortgage loans is shown in the table below:

	June 30, 2011			December 31, 2010
	Principal	Unamortized		Principal	Unamortized
(Dollars in thousands)	Balance	Fees	Total	Balance	Fees	Total

Construction mortgage loans	$61,551	$246	$61,305	$18,409	$430	$17,979

Other mortgage loans	61,298	—	61,298	18,620	—	18,620

	$122,849	$246	$122,603	$37,029	$430	$36,599

     All of the Company’s mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loans are carried at amortized cost. At June 30, 2011, the Company has recorded allowances on interest receivables totaling $0.2 million on two construction mortgage notes receivable with principal balances totaling $4.4 million as of June 30, 2011 and has placed those mortgages on non-accrual status. Also, at June 30, 2011, approximately $72.9 million, or 59.5%, and $24.0 million, or 19.6%, respectively, of the

Notes to Condensed Consolidated Financial Statements-Continued
Company’s mortgage notes receivable were due from affiliates of Ladco and United Trust Fund which is developing the two build-to-suit facilities affiliated with Mercy Health.
Note 3. Acquisitions and Dispositions
Real Estate Acquisitions
     On June 29, 2011, the Company entered into an agreement to purchase a portfolio of eight outpatient buildings in Virginia from affiliates of Woolfolk Medical Group, LLC for an aggregate purchase price of approximately $160.7 million, including the assumption of debt of approximately $58.4 million. Concurrent with the acquisitions, the Company will also prepay ground rent of approximately $12.8 million. Bon Secours Health System (“BSHS”) and its affiliates lease approximately 40% of the total square footage of the portfolio. BSHS is a not-for-profit, “A-” rated, health system, based in Marriottsville, Maryland, that generates $2.8 billion in revenue and operates 18 acute care hospitals with approximately 2,938 beds throughout 15 markets in seven states. The seven properties on BSHS hospital campuses and the one off-campus property comprise 595,000 square feet and were approximately 96% leased at June 30, 2011. On June 30, 2011, the Company acquired one of the eight buildings for cash consideration of approximately $34.8 million, including prepaid ground rent of approximately $2.9 million, and also made earnest money deposits totaling approximately $2.4 million for the remaining seven buildings. The Company expects that the acquisitions of the remaining buildings, for additional cash consideration of approximately $78.5 million, will occur in a series of closings through the end of the third quarter of 2011, subject to customary closing conditions.
     The Company has expensed a total of approximately $0.9 million in project costs related to the acquisition of this portfolio, including approximately $0.3 million and $0.6 million, respectively, expensed during the three and six months ended June 30, 2011. The purchase price allocation reflected in the Company’s Condensed Consolidated Financial Statements for the building acquired on June 30, 2011 is preliminary and is pending information necessary to complete the valuation of real estate and intangible assets, which may result in a change from the initial estimate. The Company expects that the allocation of the purchase price will be finalized during the third quarter of 2011.
Mortgage Note Financings
     On June 30, 2011, the Company entered into two construction mortgage loans to fund the development of two build-to-suit facilities affiliated with Mercy Health. The two projects include a 200,000 square foot medical office building in Oklahoma with a construction budget of approximately $91.2 million and a 186,000 square foot orthopedic surgical facility in Missouri with a construction budget of approximately $111.4 million. The loans have stated interest rates of 6.75% and are scheduled to mature upon substantial completion which is estimated to be in the latter half of 2013. The Company has agreed to acquire the facilities upon substantial completion of construction at a price equal to the amount outstanding under the mortgage notes. The facilities are leased by affiliates of Mercy Health under 14-year absolute net leases with options to purchase the buildings contingent on certain provisions in the lease agreements. Mercy Health, based in St. Louis, Missouri is the eighth largest Catholic healthcare system in the U.S., has a net worth of more than $2 billion, and maintains a “AA-” credit rating. Mercy Health operates 26 acute care hospitals and two heart hospitals in a seven-state area. On June 30, 2011, the Company funded approximately $24.0 million toward the development of the two facilities, with the remaining $178.6 million expected to be funded over a 28-month period.
     During the first quarter of 2011, the Company originated the following mortgage notes receivable:
•	a $40.0 million mortgage loan that is secured by a multi-tenanted office building located in Iowa that was 94% leased at the time the mortgage was originated. The mortgage loan requires interest only payments through maturity, has a stated fixed interest rate of 7.7% and matures in January 2014;
•	a $2.7 million mortgage note receivable with the purchaser in conjunction with the disposal of a medical office building located in Florida as discussed below. The loan has a stated fixed interest rate of 7.0% and matures in March 2016; and
•	a $3.7 million loan for the construction of a medical office building located in Missouri. The loan has a stated interest rate of 11.0% and matures in 2012. The Company had funded $1.4 million on the loan as of June 30, 2011.
     Also, during the three and six months ended June 30, 2011, the Company funded approximately $10.4 million and $17.8 million, respectively, on existing construction mortgage loans.

Notes to Condensed Consolidated Financial Statements-Continued
Purchase of Noncontrolling Interests
     In March 2011, the Company purchased from the noncontrolling interest holder the remaining 20% equity interest in its HR Ladco Holdings, LLC joint venture and the remaining 1.25% equity interest in its Lakewood MOB, LLC joint venture, for a total aggregate purchase price of $5.1 million. The book value of the noncontrolling interests prior to the equity purchase was $3.6 million. Concurrent with these purchases, the noncontrolling interest holder repaid a loan receivable to the Company totaling $3.5 million. The loan receivable had been secured by the noncontrolling joint venture interests. The Company had previously consolidated these joint ventures in its financial statements. HR Ladco Holdings, LLC at March 31, 2011 owned nine 100% leased outpatient facilities located in Iowa with an aggregate investment of approximately $87.6 million and 369,000 square feet. Lakewood MOB, LLC is constructing two medical office buildings and a parking garage located in Colorado with an aggregate budget of approximately $54.9 million.
     The following table details the Company’s acquisitions for the six months ended June 30, 2011.

				Note Receivable	Mortgage Note	Noncontrolling
(Dollars in millions)	Date Acquired	Cash Consideration	Real Estate	Repayment	Financing	interests	APIC	Other	Square Footage

Real estate acquisitions
Virginia	06/30/2011	$34.8	$32.0	$—	$—	$—	$—	$2.8	142,000
Purchase of noncontrolling interests
Lakewood MOB, LLC	03/15/2011	$0.5	$—	$—	$—	$0.2	$—	$0.3	—
HR Ladco Holdings, LLC	03/31/2011	0.8	—	(3.5)	—	3.4	1.5	(0.6)	—

		1.3	—	(3.5)	—	3.6	1.5	(0.3)	—
Mortgage note financings (1)
Iowa	01/03/2011	40.0	—	—	40.0	—	—	—	—
Florida	02/03/2011	2.7	—	—	2.7	—	—	—	—
Missouri	03/24/2011	1.4	—	—	1.4	—	—	—	—
Missouri	06/30/2011	11.0	—	—	11.0	—	—	—	—
Oklahoma	06/30/2011	13.0	—	—	13.0	—	—	—	—

		68.1	—	—	68.1	—	—	—	—

		$104.2	$32.0	$(3.5)	$68.1	$3.6	$1.5	$2.5	142,000

(1)	Amounts in table include fundings through June 30, 2011.
Asset Dispositions
     During the first quarter of 2011, the Company disposed of the following properties:
•	a 35,761 square foot medical office building in Maryland in which the Company had a net investment of approximately $3.5 million. The Company received approximately $3.4 million in net proceeds and recorded a $0.1 million impairment charge on the disposal.
•	a 28,861 square foot physician clinic in Florida in which the Company had a net investment of approximately $3.1 million. The Company received approximately $0.4 million in net cash proceeds, originated a $2.7 million mortgage note receivable with the purchaser as discussed above, and recognized an immaterial gain on the disposition.

Notes to Condensed Consolidated Financial Statements-Continued
     The following table details the Company’s dispositions for the three and six months ended June 30, 2011.

			Net Real Estate	Mortgage Note	Gain/
(Dollars in millions)	Date Disposed	Net Proceeds	Investment	Receivable	(Loss)	Square Footage

Real estate dispositions
Maryland	01/19/2011	$3.4	$3.5	$—	$(0.1)	35,761
Florida	02/03/2011	0.4	3.1	(2.7)	—	28,861

Total dispositions		$3.8	$6.6	$(2.7)	$(0.1)	64,622

Potential Dispositions
     In the fourth quarter of 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which are classified as held for sale, was approximately $8.2 million at June 30, 2011. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in an expected net gain of approximately $9.1 million. The Company expects the sale to close during the third quarter of 2011.
Discontinued Operations and Assets Held for Sale
     During the first quarter of 2011, the Company sold one property in Florida and one property in Maryland and reclassified one property located in Tennessee that was previously classified as held for sale to held for use upon execution of a long-term lease. The Company’s gross investment in the Tennessee property was approximately $1.1 million ($0.5 million, net) at June 30, 2011.
     The tables below detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Operations and in assets and liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheets. At June 30, 2011 and December 31, 2010, the Company had eight and 11 properties, respectively, classified as held for sale, including the six properties discussed above in “Potential Dispositions.” Of the 11 properties classified as held for sale at December 31, 2010, two of the properties were sold and one was reclassified to held for use during the first quarter of 2011.

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Balance Sheet data (as of the period ended):
Land	$4,766	$7,099
Buildings, improvements and lease intangibles	27,117	35,424
Personal property	425	429

	32,308	42,952
Accumulated depreciation	(15,883)	(19,447)

Assets held for sale, net	16,425	23,505

Other assets, net (including receivables)	60	410

Assets of discontinued operations, net	60	410

Assets held for sale and discontinued operations, net	$16,485	$23,915

Accounts payable and accrued liabilities	$107	$229
Other liabilities	108	194

Liabilities of discontinued operations	$215	$423

Notes to Condensed Consolidated Financial Statements-Continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010

Statements of Operations data (for the period ended):
Revenues
Master lease rent	$669	$888	$1,337	$2,749
Property operating	135	592	375	1,206
Straight-line rent	(1)	9	(1)	(7)
Other operating	—	—	—	1

	803	1,489	1,711	3,949

Expenses
General and administrative	2	4	3	6
Property operating	303	543	705	1,104
Bad debt, net	—	21	15	21
Depreciation	—	374	—	761

	305	942	723	1,892

Other Income (Expense)
Interest and other income, net	—	183	—	224

	—	183	—	224

Discontinued Operations
Income from discontinued operations	498	730	988	2,281
Impairment	—	—	(147)	—
Gain on sales of real estate properties	—	1,525	36	4,221

Income from Discontinued Operations	$498	$2,255	$877	$6,502

Income from Discontinued Operations per Common Share — Basic	$0.01	$0.04	$0.02	$0.10

Income from Discontinued Operations per Common Share — Diluted	$0.01	$0.03	$0.02	$0.10

Note 4. Notes and Bonds Payable
     The table below details the Company’s notes and bonds payable as of June 30, 2011 and December 31, 2010.

	June 30,	Dec. 31,	Maturity	Contractual	Principal	Interest
(Dollars in thousands)	2011	2010	Dates	Interest Rates	Payments	Payments

Unsecured Credit Facility due 2012	$123,000	$—	9/12	LIBOR + 2.80%	At maturity	Quarterly
Senior Notes due 2011, including premium	—	278,311	—	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	264,298	264,227	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017, net of discount	298,340	298,218	1/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021, net of discount	396,930	396,812	1/21	5.750%	At maturity	Semi-Annual
Mortgage notes payable, net of discount and including premiums	169,061	170,287	4/13-10/30	5.000%-7.625%	Monthly	Monthly

	$1,251,629	$1,407,855

     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2011, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
Unsecured Credit Facility due 2012
     In 2009, the Company entered into an amended and restated $550.0 million unsecured credit facility (the “Unsecured Credit Facility”) with a syndicate of 16 lenders that matures on September 30, 2012. Amounts outstanding under the Unsecured Credit Facility bear interest at a rate equal to (x) LIBOR or the base rate (defined as the highest of (i) the Federal Funds Rate plus 0.5%; (ii) the Bank of America prime rate and (iii) LIBOR) plus (y) a margin ranging from

Notes to Condensed Consolidated Financial Statements-Continued
2.15% to 3.20% (2.80% at June 30, 2011) for LIBOR-based loans and 0.90% to 1.95% for base rate loans (1.55% at June 30, 2011), based upon the Company’s unsecured debt ratings. In addition, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee is 0.40% per annum, unless the Company’s credit rating falls below a BBB-/Baa3, at which point the facility fee would be 0.50%. At June 30, 2011, the Company had $123.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 2.99% and had borrowing capacity remaining, under its financial covenants, of approximately $427.0 million.
Senior Notes due 2011
     On March 28, 2011, the Company redeemed its unsecured senior notes due 2011 (the “Senior Notes due 2011”) at a redemption price equal to an aggregate of $289.4 million, consisting of outstanding principal of $278.2 million, accrued interest as of the redemption date of $9.2 million, and a “make-whole” amount of approximately $2.0 million for the early extinguishment of the debt, which was approximately equal to the interest that would have been paid between the redemption date and the maturity date. The Senior Notes due 2011, issued in 2001, bore interest at 8.125% per annum, payable semi-annually on May 1 and November 1, and were due to mature on May 1, 2011. The unamortized net gain on these notes was fully amortized upon redemption.
Senior Notes due 2014
     In 2004, the Company issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”) that bear interest at 5.125% per annum, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The Senior Notes due 2014 were issued at a discount of approximately $1.5 million, yielding an effective interest rate of 5.19% per annum. In previous years, the Company repurchased approximately $35.3 million of the Senior Notes due 2014 and amortized a pro-rata portion of the discount upon the repurchases. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(439)	(510)

Senior Notes due 2014 carrying amount	$264,298	$264,227

Senior Notes due 2017
     In 2009, the Company issued $300.0 million of unsecured senior notes due 2017 (the “Senior Notes due 2017”) that bear interest at 6.50% per annum, payable semi-annually on January 17 and July 17, and are due on January 17, 2017, unless redeemed earlier by the Company. The Senior Notes due 2017 were issued at a discount of approximately $2.0 million, yielding an effective interest rate of 6.618% per annum. For the quarter ended June 30, 2011, the Company amortized approximately $0.1 million of the discount which is included in interest expense on the Company’s Condensed Consolidated Statements of Operations. The following table reconciles the balance of the Senior Notes due 2017 on the Company’s Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,660)	(1,782)

Senior Notes due 2017 carrying amount	$298,340	$298,218

Senior Notes due 2021
     In December 2010, the Company issued $400.0 million of unsecured senior notes due 2021 (the “Senior Notes due 2021”) that bear interest at 5.75%, payable semi-annually on January 15 and July 15, beginning July 15, 2011, and are due on January 15, 2021, unless redeemed earlier by the Company. The Senior Notes due 2021 were issued at a discount of approximately $3.2 million, which yielded a 5.855% interest rate per annum upon issuance. For the quarter ended June 30, 2011, the Company amortized approximately $0.1 million of the discount which is included in interest expense on the Company’s Condensed Consolidated Statements of Operations. The following table reconciles the balance of the Senior Notes due 2021 on the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements-Continued

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(3,070)	(3,188)

Senior Notes due 2021 carrying amount	$396,930	$396,812

Mortgage Notes Payable
     The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Mortgage notes payable principal balance	$175,023	$176,638
Unaccreted discount, net of premium	(5,962)	(6,351)

Mortgage notes payable carrying amount	$169,061	$170,287

Notes to Condensed Consolidated Financial Statements-Continued
     The following table further details the Company’s mortgage notes payable, with related collateral, at June 30, 2011.

					Investment in
		Effective			Collateral at	Balance at
	Original	Interest	Maturity		June 30,	June 30,	Dec. 31,
(Dollars in millions)	Balance	Rate (13)	Date	Collateral (14)	2011	2011	2010

Life Insurance Co. (1)	$4.7	7.765%	1/17	MOB	$11.5	$2.1	$2.2
Commercial Bank (2)	1.8	5.550%	10/30	OTH	7.9	1.7	1.7
Life Insurance Co. (3)	15.1	5.490%	1/16	MOB	32.7	13.3	13.5
Commercial Bank (4)	17.4	6.480%	5/15	MOB	19.9	14.5	14.5
Commercial Bank (5)	12.0	6.110%	7/15	2 MOBs	19.4	9.8	9.7
Commercial Bank (6)	15.2	7.650%	7/20	MOB	20.2	12.8	12.8
Life Insurance Co. (7)	1.5	6.810%	7/16	MOB	2.2	1.1	1.2
Commercial Bank (8)	12.9	6.430%	2/21	MOB	20.5	11.4	11.5
Investment Fund (9)	80.0	7.250%	12/16	15 MOBs	154.0	78.8	79.2
Life Insurance Co. (10)	7.0	5.530%	1/18	MOB	14.5	3.8	4.0
Investment Co. (11)	15.9	6.550%	4/13	MOB	23.3	15.4	15.6
Investment Co. (12)	4.6	5.250%	9/15	MOB	6.9	4.4	4.4

					$333.0	$169.1	$170.3

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.

(2)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.

(3)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.

(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The unaccreted portion of the $2.7 million discount recorded on this note upon acquisition is included in the balance above.

(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The unaccreted portion of the $2.1 million discount recorded on this note upon acquisition is included in the balance above.

(6)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity. The unaccreted portion of the $2.4 million discount recorded on this note upon acquisition is included in the balance above.

(7)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The unaccreted portion of the $0.2 million discount recorded on this note upon acquisition is included in the balance above.

(8)	Payable in monthly installments of principal and interest based on a 12-year amortization with the final payment due at maturity. The unaccreted portion of the $1.0 million discount recorded on this note upon acquisition is included in the balance above.

(9)	Payable in monthly installments of principal and interest based on a 30-year amortization with a 7-year initial term (maturity 12/01/16) and the option to extend the initial term for two, one-year floating rate extension terms.

(10)	Payable in monthly installments of principal and interest based on a 15-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during the third quarter 2010.

(11)	Payable in monthly installments of principal and interest based on a 30-year amortization with the option to extend for three years at a fixed rate of 6.75%. The unamortized portion of the $0.5 million premium recorded on this note upon acquisition is included in the balance above.

(12)	Payable in monthly installments of principal and interest with a balloon payment of $4.0 million due at maturity.

(13)	The contractual interest rates ranged from 5.00% to 7.625% at June 30, 2011.

(14)	MOB-Medical office building; OTH-Other.

Notes to Condensed Consolidated Financial Statements-Continued
Long-Term Debt Maturities
     Future maturities of the Company’s notes and bonds payable as of June 30, 2011 were:

	Principal	Net Accretion/	Notes and
(Dollars in thousands)	Maturities	Amortization (1)	Bonds Payable	%

2011 (remaining)	$1,665	$(720)	$945	0.1%
2012 (2)	126,491	(1,508)	124,983	10.0%
2013	18,284	(1,738)	16,546	1.3%
2014	268,460	(1,786)	266,674	21.3%
2015	32,632	(1,443)	31,189	2.5%
2016 and thereafter	815,228	(3,936)	811,292	64.8%

	$1,262,760	$(11,131)	$1,251,629	100.0%

(1)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2014, Senior Notes due 2017, Senior Notes due 2021 and six mortgage notes payable.

(2)	Includes $123.0 million outstanding on the Company’s Unsecured Credit Facility.
Note 5. Other Assets
     Other assets consist primarily of prepaid assets, straight-line rent receivables, intangible assets and receivables. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	June 30,	December 31,
(Dollars in millions)	2011	2010

Prepaid assets	$31.3	$27.9
Straight-line rent receivables	29.5	27.0
Above-market intangible assets, net	13.2	13.4
Deferred financing costs, net	10.0	12.0
Accounts receivable	6.3	6.1
Goodwill	3.5	3.5
Equity investment in joint venture — cost method	1.3	1.3
Customer relationship intangible assets, net	1.1	1.2
Notes receivable	0.3	3.8
Allowance for uncollectible accounts	(1.3)	(1.2)
Other	5.4	1.5

	$100.6	$96.5

Equity investment in joint venture
     At June 30, 2011, the Company had an investment in one unconsolidated joint venture, which the Company accounts for under the cost method since the Company does not exert significant influence. The joint venture, which invests in real estate properties, is included in other assets on the Company’s Condensed Consolidated Balance Sheets, and the related distributions received are included in interest and other income, net on the Company’s Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements-Continued
Note 6. Commitments and Contingencies
Construction in Progress
     As of June 30, 2011, the Company had three medical office buildings under construction with estimated completion dates ranging from the fourth quarter of 2011 to the first quarter of 2012. During the second quarter of 2011, construction of a parking garage associated with the two medical office buildings under construction in Colorado was substantially completed totaling approximately $10.6 million and was placed into service. The table below details the Company’s construction in progress and land held for development as of June 30, 2011. The information included in the table below represents management’s estimates and expectations at June 30, 2011 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

	Estimated	Property			CIP at	Estimated	Estimated
	Completion	Type		Approximate	June 30,	Remaining	Total
State	Date	(1)	Properties	Square Feet	2011	Funding	Investment
(Dollars in thousands)
Under construction:
Washington	4Q 2011	MOB	1	191,051	$63,175	$29,025	$92,200
Colorado	4Q 2011	MOB	1	96,093	10,982	11,676	22,658
Colorado	1Q 2012	MOB	1	90,579	9,811	11,786	21,597

Land held for development:
Texas			—	—	20,773	—	—

			3	377,723	$104,741	$52,487	$136,455

(1)	MOB-Medical office building.
Other Construction
     The Company had approximately $29.3 million in various first-generation tenant improvement budgeted amounts remaining as of June 30, 2011 related to properties that were developed by the Company.
     In late June 2011, the Company became aware of the financial instability of the general contractor on a development project in South Dakota being funded by the Company under a construction mortgage loan to an affiliate of the general contractor. As a result, the Company took control of the project in July 2011, engaged an unrelated third-party contractor and will continue to fund the ongoing development. The Company has identified unpaid subcontractors and advanced billings by the previous general contractor that may result in duplicative payments needed to complete the project of up to $4.3 million. The Company has a variable interest in the borrower of the mortgage loan and has concluded that it became the primary beneficiary of the VIE upon the change in control in July 2011. Therefore, the Company will begin consolidating the construction project in July 2011, resulting in a reclassification of the project to construction in progress from a mortgage note receivable. Upon consolidating the construction project, the Company will be required to record the project at fair value. To the extent the fair value of the construction related assets differs from the amount drawn on the mortgage note, the Company would be required to record a loss or gain. The project is 100% leased to an AA- rated health system and the lease commences upon completion of the construction. The fair value recorded by the Company will not impact the Company’s expectations that the project will generate a yield within historic ranges for investments of this type.
     In addition, the same general contractor served in the same capacity on the two wholly-owned medical office buildings in Colorado included in construction in progress. In July 2011, the Company also engaged an unrelated third-party contractor to oversee the remaining construction of the two projects. The Company has identified approximately $0.9 million of advanced contractor billings and is currently assessing whether all funds advanced were appropriately applied to work invoiced subsequent to the advance. The Company has not yet concluded whether duplicative payments will be needed to complete the projects which, if occurs, would result in a loss. The Company expects these projects will generate a positive yield within historical ranges for similar projects.
     The Company had remaining funding commitments totaling $217.8 million on eight construction loans as of June 30, 2011, including commitments on the South Dakota construction loan discussed above. The Company expects that the remaining commitments on the loans will be funded during the remainder of 2011 through 2013.
Legal Proceedings
     Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., were defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs alleged that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and sought a refund of such overpayments. Plaintiffs were seeking up to $2.0 million, plus pre- and post-judgment interest and attorneys’ fees. The two leases were terminated by agreement in 2003. The Company denied that it was liable to the plaintiffs and filed a motion for summary judgment seeking dismissal of the case. The court granted

Notes to Condensed Consolidated Financial Statements-Continued
the Company’s motion for summary judgment at a hearing on June 3, 2011 and the case was dismissed with prejudice by order entered on July 20, 2011. The plaintiffs may appeal the dismissal of the case by filing a notice of appeal with the Tennessee Court of Appeals on or before August 19, 2011.
     The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Note 7. Stockholders’ Equity
     The following table provides a reconciliation of total equity:

			Accumulated
		Additional	Other	Cumulative		Total	Non
(Dollars in thousands,	Common	Paid-In	Comprehensive	Net	Cumulative	Stockholders’	controlling	Total
except per share data)	Stock	Capital	Loss	Income	Dividends	Equity	Interests	Equity

Balance at Dec. 31, 2010	$661	$1,641,379	$(5,269)	$796,165	$(1,593,926)	$839,010	$3,730	$842,740
Issuance of common stock	103	223,981	—	—	—	224,084	—	224,084
Common stock redemption	—	(51)	—	—	—	(51)	—	(51)
Stock-based compensation	1	1,601	—	—	—	1,602	—	1,602
Net income (loss)	—	—	—	(3,778)	—	(3,778)	27	(3,751)
Other comprehensive loss	—	—	—	—	—	—	—	—

Comprehensive loss								(3,751)
Dividends to common stockholders ($0.60 per share)	—	—	—	—	(42,570)	(42,570)	—	(42,570)
Distributions to noncontrolling interests	—	—	—	—	—	—	(247)	(247)
Proceeds from noncontrolling interests	—	—	—	—	—	—	76	76
Purchase of noncontrolling interest in consolidated joint ventures	—	(1,469)	—	—	—	(1,469)	(3,586)	(5,055)

Balance at June 30, 2011	$765	$1,865,441	$(5,269)	$792,387	$(1,636,496)	$1,016,828	$—	$1,016,828

Notes to Condensed Consolidated Financial Statements-Continued
Common Stock
     The following table provides a reconciliation of the beginning and ending common stock outstanding for the six months ended June 30, 2011 and the year ended December 31, 2010:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2011	2010
Balance, beginning of period	66,071,424	60,614,931
Issuance of common stock	10,303,351	5,287,098
Restricted stock-based awards, net of forfeitures	93,075	169,395

Balance, end of period	76,467,850	66,071,424

At-The-Market Equity Offering Program
     Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. During the six months ended June 30, 2011, the Company sold 10,287,800 shares of common stock under this program at prices ranging from $20.27 per share to $23.63 per share, generating approximately $223.9 million in net proceeds.
     Between June 30, 2011 and August 8, 2011, the Company sold 1,360,900 shares of common stock, generating approximately $27.7 million in net proceeds, resulting in 2,791,300 authorized shares remaining to be sold under the program.
Common Stock Dividends
     During the first six months of 2011, the Company declared and paid common stock dividends aggregating $0.60 per share.
     On August 2, 2011, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on September 1, 2011 to stockholders of record on August 18, 2011.
Earnings (Loss) Per Common Share
     The table below sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2011 and 2010.

Notes to Condensed Consolidated Financial Statements-Continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	73,476,473	62,648,117	70,550,070	61,961,051
Unvested restricted stock	(1,441,319)	(1,307,378)	(1,440,527)	(1,306,144)

Weighted average Common Shares Outstanding — Basic	72,035,154	61,340,739	69,109,543	60,654,907

Weighted average Common Shares — Basic	72,035,154	61,340,739	69,109,543	60,654,907
Dilutive effect of restricted stock	1,045,698	975,990	—	958,973
Dilutive effect of employee stock purchase plan	68,380	65,680	—	76,442

Weighted average Common Shares Outstanding — Diluted	73,149,232	62,382,409	69,109,543	61,690,322

Net income (loss)
Income (loss) from continuing operations	$1,513	$4,259	$(4,628)	$4,671
Noncontrolling interests’ share in net income	—	(40)	(27)	(105)

Income (loss) from continuing operations attributable to common shareholders	1,513	4,219	(4,655)	4,566
Discontinued operations	498	2,255	877	6,502

Net income (loss) attributable to common stockholders	$2,011	$6,474	$(3,778)	$11,068

Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.02	$0.07	$(0.07)	$0.08
Discontinued operations	0.01	0.04	0.02	0.10

Net income (loss) attributable to common stockholders	$0.03	$0.11	$(0.05)	$0.18

Diluted Earnings (Loss) Per Common Share
Income from continuing operations	$0.02	$0.07	$(0.07)	$0.08
Discontinued operations	0.01	0.03	0.02	0.10

Net income (loss) attributable to common stockholders	$0.03	$0.10	$(0.05)	$0.18

     The dilutive effect of restricted stock totaling 1,034,520 shares and options under the Employee Stock Purchase Plan to purchase the Company’s stock totaling 81,935 shares were excluded from the calculation of diluted loss per common share for the six months ended June 30, 2011 because the effect was anti-dilutive due to the net loss from continuing operations incurred during the period.
Incentive Plans
     The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include restricted stock issued to employees and the Company’s directors and options granted to employees pursuant to its Employee Stock Purchase Plan. In May 2011, an annual restricted stock grant was made to each non-employee director equal to a market value of approximately $76,000.

Notes to Condensed Consolidated Financial Statements-Continued
     A summary of the activity under the incentive plans for the three and six months ended June 30, 2011 and 2010 is included in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock-based awards, beginning of period	1,436,811	1,299,148	1,379,243	1,224,779
Granted	27,400	30,889	106,569	107,620
Vested	(16,000)	(18,586)	(26,675)	(20,948)
Forfeited	—	—	(10,926)	—

Stock-based awards, end of period	1,448,211	1,311,451	1,448,211	1,311,451

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
     A summary of the activity under the Employee Stock Purchase Plan for the six months ended June 30, 2011 and 2010 is included in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Outstanding and exercisable, beginning of period	626,480	576,660	392,517	335,608
Granted	—	—	261,960	256,080
Exercised	(2,654)	(2,074)	(7,245)	(5,442)
Forfeited	(9,376)	(7,819)	(32,782)	(19,479)
Expired	(166,207)	(136,536)	(166,207)	(136,536)

Outstanding and exercisable, end of period	448,243	430,231	448,243	430,231

Note 8. Defined Benefit Pension Plans
     The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan have been frozen at $896,000, subject to cost-of-living adjustments. As of June 30, 2011 only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.
     Net periodic benefit cost recorded related to the Company’s pension plans for the three and six months ended June 30, 2011 and 2010 is detailed in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Service costs	$17	$13	$34	$26
Interest costs	212	229	426	471
Amortization of net gain/loss	232	145	464	332
Effect of settlement	—	(35)	—	(35)

Total recognized in net periodic benefit cost	$461	$352	$924	$794

Notes to Condensed Consolidated Financial Statements-Continued
Note 9. Other Operating Income
     Other operating income on the Company’s Condensed Consolidated Statements of Operations generally includes guaranty revenue recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Property operating agreement guaranty revenue	$1,824	$1,819	$3,799	$3,710
Interest income on notes receivable	140	205	379	378
Management fee income	38	46	76	90
Other	52	32	104	94

	$2,054	$2,102	$4,358	$4,272

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
     Earnings and profits, the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income (loss) attributable to common stockholders and taxable income because of different depreciation recovery periods and methods, and other items.
     The following table reconciles the Company’s consolidated net income (loss) attributable to common stockholders to taxable income for the three and six months ended June 30, 2011 and 2010.

Notes to Condensed Consolidated Financial Statements-Continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Net income (loss) attributable to common stockholders	$2,011	$6,474	$(3,778)	$11,068
Reconciling items to taxable income:
Depreciation and amortization	4,194	5,088	9,519	10,140
Gain or loss on disposition of depreciable assets	78	809	(2,098)	7,084
Straight-line rent	(1,009)	(631)	(2,149)	(1,112)
Receivable allowances	324	61	720	(594)
Stock-based compensation	1,298	184	2,684	1,359
Other	5,955	(1,787)	7,044	(1,062)

Taxable income (1)	$12,851	$10,198	$11,942	$26,883

Dividends paid	$22,325	$18,953	$42,570	$37,370

(1)	Before REIT dividend paid deduction.
State Income Taxes
     State income tax expense and state income tax payments for the three and six months ended June 30, 2011 and 2010 are detailed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

State income tax expense:
Texas gross margin tax	$108	$117	$227	$228
Other	(126)	48	(83)	96

Total state income tax expense	$(18)	$165	$144	$324

State income tax payments, net of refunds	$481	$497	$503	$491

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
     On May 25, 2011, the Michigan Business Tax was replaced with a flat corporate income tax effective for January 1, 2012. Management believes that the new tax will incorporate the dividends paid deduction and thus is expected to eliminate its tax liability in Michigan effective for 2012. Additionally, this legislation repeals the tax associated with the Company’s deferred tax liability previously recorded, resulting in a reduction of state income tax expense reflected in the table above of approximately $0.2 million in the second quarter of 2011.
Note 11. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of June 30, 2011 and December 31, 2010 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated either based on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at June 30, 2011 and December 31, 2010.

Notes to Condensed Consolidated Financial Statements-Continued

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	value	value	value	value

Notes and bonds payable	$1,251.6	$1,323.0	$1,407.9	$1,460.2
Mortgage notes receivable	$122.6	$117.6	$36.6	$35.9
Notes receivable, net of allowances	$0.3	$0.3	$3.8	$3.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     The Company’s real estate portfolio, diversified by geography and tenancy, helps mitigate its exposure to fluctuating economic conditions, tenant and sponsor credit risks and changes in clinical practice and reimbursement patterns.
Executive Overview
     In addition to the transactions disclosed below, the Company is working on other development and acquisition opportunities, some of which are hospital sales of medical office buildings and others involving third-parties or developers monetizing their holdings. Also, during the second quarter of 2011, the Company funded $16.8 million related to its construction projects, $24.0 million in new mortgage notes and $10.4 million on existing mortgage notes.
     At June 30, 2011, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 45.6% and its borrowings outstanding under the Unsecured Credit Facility totaled $123.0 million with a capacity remaining under its financial covenants of approximately $427.0 million.
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

Acquisitions
     The Company entered into an agreement on June 29, 2011 to acquire eight medical office buildings in Virginia for an aggregate purchase price of approximately $160.7 million, including the assumption of debt of approximately $58.4 million. The Company acquired one of the buildings for cash consideration of approximately $34.8 million, including prepaid ground rent of approximately $2.9 million, on June 30, 2011 and expects to acquire the remaining seven buildings in a series of closings during the third quarter of 2011. Also, during the first six months of 2011, the Company funded $68.1 million in mortgage notes receivable with interest rates ranging from 6.75% to 11.0% and funded approximately $17.8 million on existing construction mortgage loans.
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
Dispositions
     During the first quarter of 2011, the Company disposed of two medical office buildings in which the Company had an aggregate net investment of approximately $6.6 million. Net cash proceeds from these dispositions were used to repay outstanding balances on the Unsecured Credit Facility. See Note 3 to the Condensed Consolidated Financial Statements for more details on these dispositions.
Potential Dispositions
     In the fourth quarter of 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which are classified as held for sale, was approximately $8.2 million at June 30, 2011. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in an expected net gain of approximately $9.1 million. The Company expects the sale to close during the third quarter of 2011.
Development Activity
     At June 30, 2011, the Company had funded $104.7 million related to the construction of three medical office buildings with budgets totaling approximately $136.5 million. The Company expects completion of the core and shell of the three buildings ranging from the fourth quarter of 2011 to the first quarter of 2012.
     The Company had approximately $29.3 million in various first-generation tenant improvement budgeted amounts remaining as of June 30, 2011 related to properties that were developed by the Company.
     In late June 2011, the Company became aware of the financial instability of the general contractor on a development project in South Dakota being funded by the Company under a construction mortgage loan to an affiliate of the general contractor. As a result, the Company took control of the project in July 2011, engaged an unrelated third-party contractor and will continue to fund the ongoing development. The Company has identified unpaid subcontractors and advanced billings by the previous general contractor that may result in duplicative payments needed to complete the project of up to $4.3 million. The Company has a variable interest in the borrower of the mortgage loan and has concluded that it became the primary beneficiary of the VIE upon the change in control in July 2011. Therefore, the Company will begin consolidating the construction project in July 2011, resulting in a reclassification of the project to construction in progress from a mortgage note receivable. Upon consolidating the construction project, the Company will be required to record the project at fair value. To the extent the fair value of the construction related assets differs from the amount drawn on the mortgage note, the Company would be required to record a loss or gain. The project is 100% leased to an AA- rated health system and the lease commences upon completion of the construction. The fair value recorded by the Company will not impact the Company’s expectations that the project will generate a yield within historic ranges for investments of this type.
     In addition, the same general contractor served in the same capacity on the two wholly-owned medical office buildings in Colorado included in construction in progress. In July 2011, the Company also engaged an unrelated third-party contractor to oversee the remaining construction of the two projects. The Company has identified approximately $0.9 million of advanced contractor billings and is currently assessing whether all funds advanced were appropriately applied to work invoiced subsequent to the advance. The Company has not yet concluded whether duplicative payments will be needed to complete the projects which, if occurs, would result in a loss. The Company expects these projects will generate a positive yield within historical ranges for similar projects.
     The Company had remaining funding commitments totaling $217.8 million on eight construction loans as of June 30, 2011, including commitments on the South Dakota construction loan discussed above. The Company expects that the remaining commitments on the loans will be funded during the remainder of 2011 through 2013.
Expiring Leases and Financial Support Agreements
     Master leases on three of the Company’s properties that were set to expire during 2011 have been renewed. Leases on three other master-leased properties are expected to expire during 2011, and the Company expects that it will not renew these leases, but will assume any tenant leases in the buildings and manage the operations of the buildings.
     During 2011, a total of 320 leases in the Company’s multi-tenanted buildings are subject to expiration, with an average size of approximately 2,723 square feet. Approximately 81% of these leases are located in on-campus buildings, which traditionally have a higher probability of renewal. Also, the 2011 expirations are widely distributed throughout the portfolio and are not concentrated with one tenant, health system or location. Of the 157 leases that expired during the six months ended June 30, 2011, nearly all of the tenants had renewed, had expressed an intention to renew, or continued to occupy their leased space in a holdover lease arrangement.
     Financial support payments totaling approximately $0.5 million per quarter on two of the Company’s properties in New Orleans will expire in September 2011. The Company’s total investment in the two buildings was approximately $10.8 million ($6.5 million, net) at June 30, 2011. The buildings, which aggregate approximately 136,155 square feet, are adjacent to the former Methodist Hospital in East New Orleans which has remained closed since Hurricane Katrina struck in

August 2005. The City of New Orleans purchased the hospital and formed a partnership with a health system to open and operate the hospital in the future, which the Company expects will provide additional occupancy in the buildings.
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
     FFO for the three and six months ended June 30, 2011 was impacted unfavorably compared to prior periods due to several items. The more significant items were:
•	increased interest expense for the three and six months ended June 30, 2011 compared to the same periods in 2010 of approximately $1.8 million, or $0.02 per diluted common share, and $7.7 million, or $0.11 per diluted common share, respectively, due primarily to the issuance of the Senior Notes due 2021 in the fourth quarter of 2010;
•	a decrease in other income for the three and six months ended June 30, 2011 due to proceeds received in the second quarter of 2010 from the settlement of disputes with former tenants of approximately $1.2 million, or $0.02 per diluted common share;
•	a loss on extinguishment of debt of $2.0 million, or $0.03 per diluted common share, recognized during the first quarter of 2011, related to the redemption of the Senior Notes due 2011; and
•	a loss on extinguishment of debt of $0.5 million, or $0.01 per diluted common share, was recognized during the first quarter of 2010 related to the repurchase of a portion of the Senior Notes due 2011.

     The table below reconciles FFO to net income (loss) attributable to common stockholders for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010

Net Income (Loss) Attributable to Common Stockholders	$2,011	$6,474	$(3,778)	$11,068

Gain on sales of real estate properties	—	(1,525)	(36)	(4,221)
Real estate depreciation and amortization	20,410	17,435	40,464	34,768

Total adjustments	20,410	15,910	40,428	30,547

Funds from Operations	$22,421	$22,384	$36,650	$41,615

Funds from Operations per Common Share — Basic	$0.31	$0.36	$0.53	$0.69

Funds from Operations per Common Share — Diluted	$0.31	$0.36	$0.52	$0.67

Weighted Average Common Shares Outstanding — Basic	72,035,154	61,340,739	69,109,543	60,654,907

Weighted Average Common Shares Outstanding — Diluted	73,149,232	62,382,409	70,225,998	61,690,322

Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     The Company’s results of operations for the three months ended June 30, 2011 compared to the same period in 2010 were significantly impacted by higher interest expense and gains on sales of real estate properties recognized during 2010.

	Three Months Ended
	June 30,		Change
(Dollars in thousands, except per share data)	2011	2010	$	%

REVENUES
Master lease rent	$14,434	$13,879	$555	4.0%
Property operating	53,849	46,760	7,089	15.2%
Straight-line rent	1,110	725	385	53.1%
Mortgage interest	1,825	469	1,356	289.1%
Other operating	2,054	2,102	(48)	-2.3%

	73,272	63,935	9,337	14.6%

EXPENSES
General and administrative	5,158	3,542	1,616	45.6%
Property operating	28,477	24,237	4,240	17.5%
Bad debt, net	93	(279)	372	133.3%
Depreciation	19,120	16,450	2,670	16.2%
Amortization	1,770	1,332	438	32.9%

	54,618	45,282	9,336	20.6%

OTHER INCOME (EXPENSE)
Interest expense	(17,344)	(15,570)	(1,774)	11.4%
Interest and other income, net	203	1,176	(973)	-82.7%

	(17,141)	(14,394)	(2,747)	19.1%

INCOME FROM CONTINUING OPERATIONS	1,513	4,259	(2,746)	-64.5%

DISCONTINUED OPERATIONS
Income from discontinued operations	498	730	(232)	-31.8%
Gain on sales of real estate properties	—	1,525	(1,525)	-100.0%

INCOME FROM DISCONTINUED OPERATIONS	498	2,255	(1,757)	-77.9%

NET INCOME	2,011	6,514	(4,503)	-69.1%

Less: Net income attributable to noncontrolling interests	—	(40)	40	-100.0%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,011	$6,474	$(4,463)	-68.9%

EARNINGS PER COMMON SHARE
Net income attributable to common stockholders — Basic	$0.03	$0.11	$(0.08)	-72.7%

Net income attributable to common stockholders — Diluted	$0.03	$0.10	$(0.07)	-70.0%

     Total revenues from continuing operations for the three months ended June 30, 2011 increased $9.3 million, or 14.6%, compared to the same period in 2010, mainly for the reasons discussed below:
     • Master lease rental income increased $0.6 million, or 4.0%. Master lease rental income increased approximately $1.7 million as a result of the Company’s 2010 acquisitions and increased approximately $0.1 million mainly from contractual rent increases. These increases to master lease rent were partially offset by a reduction of approximately $0.9 million related to properties whose master leases had expired and the Company began recognizing the underlying tenant rents and a reduction of approximately $0.3 million from the expiration of replacement rent from an operator.
     • Property operating income increased $7.1 million, or 15.2%, due mainly to the recognition of additional revenue of approximately $6.0 million from the Company’s 2010 and 2011 real estate acquisitions and approximately $0.1 million from properties that were previously under construction that commenced operations during 2010. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $0.7 million in additional property operating income in the second quarter of 2011 compared to the same period in 2010.
     • Mortgage interest increased $1.4 million, or 289.1%, due mainly to interest earned on fundings of new and existing mortgage notes.
     Total expenses for the three months ended June 30, 2011 increased $9.3 million, or 20.6%, compared to the same period in 2010, mainly for the reasons discussed below:
     • General and administrative expenses increased $1.6 million, or 45.6%. Approximately $0.5 million of the increase resulted from a one-time reversal recorded in 2010 related to a change in the named executive officer benefit arrangements upon retirement. Also, compensation related costs increased approximately $0.5 million and additional project costs of approximately $0.6 million.
     • Property operating expense increased $4.2 million, or 17.5%, due mainly to the recognition of additional expenses totaling approximately $2.5 million related to the Company’s 2010 and 2011 real estate acquisitions and $0.4 million from properties that were previously under construction that commenced operations during 2010. Property operating expense also increased approximately $0.3 million for properties whose master leases expired and the Company began incurring the underlying operating expenses of the buildings, increased $0.2 million related to increased utilities expense and increased $0.6 million related to higher general maintenance and repair expense.
     • Depreciation expense increased $2.7 million, or 16.2%, due mainly to approximately $1.8 million in additional depreciation recognized related to the Company’s 2010 real estate acquisitions and $0.5 million related to properties previously under construction that commenced operations during 2010. The remaining $0.4 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.
     Other income (expense) for the three months ended June 30, 2011 changed unfavorably by $2.7 million, or 19.1%, compared to the same period in 2010 due mainly to an increase in interest expense of approximately $1.8 million relating mainly to the issuance of the Senior Notes due 2021 in late 2010, net of the repayment of the Senior Notes due 2011 in March 2011, and a $1.0 million cash settlement received from a former tenant in the second quarter of 2010.
     Income from discontinued operations totaled $0.5 million and $2.3 million, respectively, for the three months ended June 30, 2011 and 2010, which includes the results of operations and gains on sale related to assets classified as held for sale or disposed of as of June 30, 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     The Company’s results of operations for the six months ended June 30, 2011 compared to the same period in 2010 were significantly impacted by higher interest expense, losses recognized related to the Senior Notes due 2011, and results of operations and gains on real estate properties sold during 2010.

	Six Months Ended
	June 30,		Change
(Dollars in thousands, except per share data)	2011	2010	$	%

REVENUES
Master lease rent	$29,452	$27,938	$1,514	5.4%
Property operating	106,203	92,290	13,913	15.1%
Straight-line rent	2,396	1,326	1,070	80.7%
Mortgage interest	3,474	1,107	2,367	213.8%
Other operating	4,358	4,272	86	2.0%

	145,883	126,933	18,950	14.9%

EXPENSES
General and administrative	10,939	8,270	2,669	32.3%
Property operating	56,572	48,435	8,137	16.8%
Bad debt, net	272	(478)	750	156.9%
Depreciation	38,015	32,654	5,361	16.4%
Amortization	3,540	2,633	907	34.4%

	109,338	91,514	17,824	19.5%

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(1,986)	(480)	(1,506)	313.8%
Interest expense	(39,618)	(31,880)	(7,738)	24.3%
Interest and other income, net	431	1,612	(1,181)	-73.3%

	(41,173)	(30,748)	(10,425)	33.9%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,628)	4,671	(9,299)	-199.1%

DISCONTINUED OPERATIONS
Income from discontinued operations	988	2,281	(1,293)	-56.7%
Impairment	(147)	—	(147)	—
Gain on sales of real estate properties	36	4,221	(4,185)	-99.1%

INCOME FROM DISCONTINUED OPERATIONS	877	6,502	(5,625)	-86.5%

NET INCOME (LOSS)	(3,751)	11,173	(14,924)	-133.6%

Less: Net income attributable to noncontrolling interests	(27)	(105)	78	-74.3%

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,778)	$11,068	$(14,846)	-134.1%

EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders — Basic	$(0.05)	$0.18	$(0.23)	-127.8%

Net income (loss) attributable to common stockholders — Diluted	$(0.05)	$0.18	$(0.23)	-127.8%

     Total revenues from continuing operations for the six months ended June 30, 2011 increased $19.0 million, or 14.9%, compared to the same period in 2010, mainly for the reasons discussed below:
     • Master lease income increased $1.5 million, or 5.4%. Master lease rental income increased approximately $3.3 million as a result of the Company’s 2010 real estate acquisitions. These increases were partially offset by a decrease in master lease income of approximately $1.8 million from properties whose master leases had expired and the Company began recognizing the underlying tenant rents in property operating income.
     • Property operating income increased $13.9 million, or 15.1%, due mainly to the recognition of additional revenue of approximately $12.5 million from the Company’s 2010 and 2011 real estate acquisitions and approximately $0.1 million from properties that were previously under construction that commenced operations during 2010. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $1.0 million in additional property operating income in 2011 compared to 2010, with the remaining increase of approximately $0.3 million mainly resulting from new leasing activity and contractual rent increases.
     • Straight-line rent increased $1.1 million, or 80.7%, due mainly to straight-line rent recognized on leases subject to straight-lining from properties acquired in 2010 and 2011 totaling approximately $1.4 million, partially offset by a reduction in straight-line rent recognized on leases with contractual rent increases totaling approximately $0.3 million.
     • Mortgage interest increased $2.4 million, or 213.8%, due mainly to interest earned on the funding of new and existing mortgage notes of approximately $2.8 million, partially offset by a reduction in interest of approximately $0.5 million from the repayment of notes.
     Total expenses for the six months ended June 30, 2011 increased $17.8 million, or 19.5%, compared to the same period in 2010, mainly for the reasons discussed below:
     • General and administrative expenses increased $2.7 million, or 32.3%. Approximately $1.6 million of the increase related to compensation-related expenses and approximately $0.5 million resulted from a one-time reversal in 2010 due to a change in the named executive officer benefit arrangements upon retirement. Also, project costs increased by approximately $0.6 million, legal fees increased approximately $0.1 million and travel costs increased approximately $0.4 million. These increases were partially offset by certain general and administrative expenses incurred mainly related to acquisitions of real estate properties and conversions totaling approximately $0.8 million which were classified to the operating expenses of those properties.
     • Property operating expense increased $8.1 million, or 16.8%, due mainly to additional expenses of approximately $5.2 million from the Company’s 2010 and 2011 real estate acquisitions. Also, properties previously under construction that commenced operations during 2010 resulted in approximately $0.7 million in additional property operating expenses in 2011 compared to 2010. Property operating expense also increased approximately $0.7 million from properties whose master leases expired, and the Company began incurring the underlying operating expenses of the buildings. Further, certain general and administrative expenses incurred related to real estate acquisitions and conversions totaling approximately $0.8 million were classified to property operating expense. In addition, general maintenance and repair costs increased property operating expense by approximately $0.9 million.
     • Bad debt expense increased $0.8 million due mainly to collections received in 2010 for a receivable that was previously reserved of approximately $0.6 million and reversal of a tenant receivable and related reserve in 2010 of approximately $0.2 million.
     • Depreciation expense increased $5.4 million, or 16.4%, due mainly to approximately $3.7 million in additional depreciation recognized from the Company’s 2010 and 2011 real estate acquisitions and $0.9 million related to properties previously under construction that commenced operations during 2010. Additionally, various building and tenant improvement expenditures increased depreciation expense approximately $0.7 million.
     • Amortization expense increased $0.9 million, or 34.4%, due mainly to additional amortization expense related to the Company’s 2010 acquisitions totaling approximately $1.6 million, partially offset by a decrease in amortization of approximately $0.7 million related to certain intangibles becoming fully amortized.

     Other income (expense) for the six months ended June 30, 2011 changed unfavorably by $10.4 million, or 33.9%, compared to the same period in 2010, mainly for the reasons discussed below:
     • The Company recognized a $2.0 million loss on the early extinguishment of the Senior Notes due 2011 in the first quarter of 2011 and a $0.5 million loss on the early extinguishment of debt related to partial repurchases of the Senior Notes due 2011 during 2010.
     • Interest expense increased $7.7 million, or 24.3%. Interest expense increased approximately $11.8 million due to the issuance of the Senior Notes due 2021 in December 2010, increased approximately $0.7 million due to the mortgage notes assumed as part of the real estate acquisitions in 2010, increased approximately $0.9 million related to reduction in capitalized interest and increased approximately $0.5 million due to a higher weighted average balance on the Credit Facility due 2012. These increases were partially offset by a decrease in interest expense of approximately $6.0 million resulting mainly from the repayment in the first quarter of 2011 of the Senior Notes due 2011.
     • Interest and other income, net for 2010 included proceeds of approximately $1.1 million related to the cash settlement of disputes with former tenants.
     Income from discontinued operations totaled $0.9 million and $6.5 million, respectively, for the six months ended June 30, 2011 and 2010, which includes the results of operations, impairments, and gains on sale related to assets classified as held for sale or disposed of as of June 30, 2011.
Liquidity and Capital Resources
     The Company derives most of its revenues from its real estate property portfolio based on contractual arrangements with its tenants and sponsors. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under the Unsecured Credit Facility, or from other private debt or equity offerings. For the six months ended June 30, 2011, the Company generated approximately $46.5 million in cash from operations and used approximately $142.0 million in total cash in investing and financing activities, including dividend payments of approximately $42.6 million, as detailed in the Company’s Condensed Consolidated Statements of Cash Flows.
Contractual Obligations
     The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of June 30, 2011, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2011 through 2012 are included in the table below. At June 30, 2011, the Company had no long-term capital lease obligations.

(Dollars in thousands)	2011	2012	Total

Long-term debt obligations, including interest (1)	$37,423	$193,758	$231,181
Operating lease commitments (2)	2,140	4,335	6,475
Construction in progress (3)	42,978	4,391	47,369
Tenant improvements (4)	—	—	—
Construction loan obligations (5)	55,283	102,736	158,019
Pension obligations (6)	—	—	—
Purchase obligations (7)	78,520	—	78,520

Total contractual obligations	$216,344	$305,220	$521,564

(1)	Includes estimated interest due on total debt other than on the Unsecured Credit Facility. Note 4 to the Company’s Condensed Consolidated Financial Statements provides more detail on the Company’s notes and bonds payable.

(2)	Includes primarily the corporate office lease and ground leases related to various properties for which the Company is currently making payments.

(3)	The table above includes cash flow projections for the remainder of 2011 and 2012 related to the construction of the three buildings currently in construction in progress but does not include budgeted amounts on those projects that are designated for tenant improvements which the Company is not obligated to fund until tenant leases are executed.

(4)	The Company has various first-generation tenant improvement budgeted amounts remaining as of June 30, 2011 of approximately $29.3 million related to properties developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company cannot predict when or if these amounts will be expended and, therefore, has not included estimated fundings in the table above.

(5)	The Company’s remaining funding commitment as of June 30, 2011 on eight construction loans. Not included in the table above is an additional $59.8 million that the Company expects will be funded in 2013 on two of the construction loans.

(6)	At December 31, 2010, the last measurement date, one employee, the Company’s chief executive officer, was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.9 million as of December 31, 2010. However, because the Company’s chief executive officer has no present intention to retire, the Company has not projected when the retirement benefits would be paid to the officer in this table. At June 30, 2011, the Company had recorded a $16.4 million liability, included in other liabilities, related to its pension plan obligations.

(7)	As described in Note 3 to the Condensed Consolidated Financial Statements, on June 29, 2011, the Company entered into an agreement to purchase a portfolio of eight outpatient buildings in Virginia for an aggregate purchase price of approximately $160.7 million, including the assumption of debt of approximately $58.4 million. Concurrent with the acquisitions, the Company will also prepay ground rent of approximately $12.8 million. The Company acquired one of the properties on June 30, 2011. The amount in the table above reflects the expected cash consideration to purchase the remaining buildings.
     As of June 30, 2011, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 45.6%. Also, at June 30, 2011, the Company had $123.0 million outstanding under the Unsecured Credit Facility, with a weighted average interest rate of approximately 2.99%, and had borrowing capacity remaining, under its financial covenants, of approximately $427.0 million.
     The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations. In accordance with this definition, the Company’s earnings from continuing operations for the six months ended June 30, 2011 were insufficient to cover its fixed charges by approximately $8.8 million, with a ratio of 0.80 to 1.00. However, the Company’s earnings calculated in accordance with its covenant ratios under its Unsecured Credit Facility, which is based on a rolling four quarter calculation, covered its fixed charges by 2.0 times.
     The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2011, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
Security Deposits and Letters of Credit
     As of June 30, 2011, the Company had approximately $6.4 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Development Activity
     At June 30, 2011, the Company had funded $104.7 million related to the construction of three medical office buildings with budgets totaling approximately $136.5 million. The Company expects completion of the core and shell of the three buildings ranging from the fourth quarter of 2011 to the first quarter of 2012.
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
     The Company had approximately $29.3 million in various first-generation tenant improvement budgeted amounts remaining as of June 30, 2011 related to properties that were developed by the Company.

At-The-Market Equity Offering Program
     Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. During the six months ended June 30, 2011, the Company sold 10,287,800 shares of common stock under this program at prices ranging from $20.27 per share to $23.63 per share, generating approximately $223.9 million in net proceeds.
     Between June 30, 2011 and August 8, 2011, the Company sold 1,360,900 shares of common stock, generating approximately $27.7 million in net proceeds, resulting in 2,791,300 authorized shares remaining to be sold under the program.
     The proceeds from these sales were generally used to fund the Company’s development activities, redeem the 8.125% Senior Note due 2011 and repay balances outstanding under the Unsecured Credit Facility.
Dividends
     The Company expects to pay quarterly dividends of $0.30 per common share during 2011. On August 2, 2011, the Company’s Board of Directors declared a common stock cash dividend for the three months ended June 30, 2011 of $0.30 per share, payable on September 1, 2011 to shareholders of record on August 18, 2011. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.
Liquidity
     Net cash provided by operating activities was $46.5 million and $49.5 million for the six months ended June 30, 2011 and 2010, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors. The Company’s leases, which provide its main source of income and cash flow, are generally fixed in nature, have terms of approximately one to 20 years and have annual rate increases based generally on consumer price indices.
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
New Accounting Pronouncements
     See Note 1 to the Condensed Consolidated Financial Statements for the impact of a new accounting standard. The adoption of the new standard will not have a material impact on the Company’s results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
     The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended June 30, 2011, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
     Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., were defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs alleged that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and sought a refund of such overpayments. Plaintiffs were seeking up to $2.0 million, plus pre- and post-judgment interest and attorneys’ fees. The two leases were terminated by agreement in 2003. The Company denied that it was liable to the plaintiffs and filed a motion for summary judgment seeking dismissal of the case. The court granted the Company’s motion for summary judgment at a hearing on June 3, 2011 and the case was dismissed with prejudice by order entered on July 20, 2011. The plaintiffs may appeal the dismissal of the case by filing a notice of appeal with the Tennessee Court of Appeals on or before August 19, 2011.
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

Item 6.	Exhibits.

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (3)

Exhibit 4.3	Form of 5.125% Senior Note Due 2014 (3)

Exhibit 4.4	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (4)

Exhibit 4.5	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto) (4)

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.7	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.9 thereto) (5)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED
By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Executive Vice President and Chief Financial Officer

Date: August 8, 2011

Exhibit Index

Exhibit	Description

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (3)

Exhibit 4.3	Form of 5.125% Senior Note Due 2014 (3)

Exhibit 4.4	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (4)

Exhibit 4.5	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto) (4)

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.7	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.9 thereto) (5)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.