Form 10-Q
period 2011-09-30
HEALTHCARE REALTY TRUST INC
filed 2011-11-01
CIK 899749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2011, 77,838,388 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED

FORM 10-Q

September 30, 2011

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Healthcare Realty Trust Incorporated

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS

Real estate properties:
Land	$164,768	$163,020
Buildings, improvements and lease intangibles	2,432,968	2,310,404
Personal property	17,516	17,919
Construction in progress	155,489	80,262

	2,770,741	2,571,605
Less accumulated depreciation	(506,344)	(484,641)

Total real estate properties, net	2,264,397	2,086,964

Cash and cash equivalents	4,054	113,321

Mortgage notes receivable	94,588	36,599

Assets held for sale and discontinued operations, net	16,519	23,915

Other assets, net	108,015	96,510

Total assets	$2,487,573	$2,357,309

LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,349,882	$1,407,855

Accounts payable and accrued liabilities	65,202	62,652

Liabilities of discontinued operations	249	423

Other liabilities	49,662	43,639

Total liabilities	1,464,995	1,514,569

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 77,839,098 and 66,071,424 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	779	661

Additional paid-in capital	1,893,878	1,641,379

Accumulated other comprehensive loss	(5,269)	(5,269)

Cumulative net income attributable to common stockholders	793,034	796,165

Cumulative dividends	(1,659,844)	(1,593,926)

Total stockholders’ equity	1,022,578	839,010

Noncontrolling interests	—	3,730

Total equity	1,022,578	842,740

Total liabilities and equity	$2,487,573	$2,357,309

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2011 and 2010

(Dollars in thousands, except per share data)

(Unaudited)

	2011	2010
REVENUES
Master lease rent	$14,049	$13,303
Property operating	57,078	47,716
Straight-line rent	1,109	639
Mortgage interest	1,776	601
Other operating	2,067	2,128

	76,079	64,387

EXPENSES
General and administrative	5,530	4,243
Property operating	30,851	26,681
Impairment	—	1,259
Bad debt, net	(353)	39
Depreciation	19,959	16,975
Amortization	2,214	1,237

	58,201	50,434

OTHER INCOME (EXPENSE)
Interest expense	(17,928)	(15,923)
Interest and other income, net	205	187

	(17,723)	(15,736)

INCOME (LOSS) FROM CONTINUING OPERATIONS	155	(1,783)

DISCONTINUED OPERATIONS
Income from discontinued operations	690	485
Impairments	(1,551)	(6,102)
Gain on sales of real estate properties	1,357	4,092

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	496	(1,525)

NET INCOME (LOSS)	651	(3,308)

Less: Net (income) loss attributable to noncontrolling interests	(4)	60

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$647	$(3,248)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$—	$(0.03)
Discontinued operations	0.01	(0.02)

Net income (loss) attributable to common stockholders	$0.01	$(0.05)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$—	$(0.03)
Discontinued operations	0.01	(0.02)

Net income (loss) attributable to common stockholders	$0.01	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	76,139,055	62,369,773

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	77,177,114	62,369,773

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2011 and 2010

(Dollars in thousands, except per share data)

(Unaudited)

	2011	2010
REVENUES
Master lease rent	$43,312	$41,056
Property operating	163,280	140,008
Straight-line rent	3,536	1,989
Mortgage interest	5,250	1,708
Other operating	6,425	6,399

	221,803	191,160

EXPENSES
General and administrative	16,469	12,513
Property operating	87,423	75,116
Impairment	—	1,259
Bad debt, net	(80)	(438)
Depreciation	57,928	49,582
Amortization	5,753	3,869

	167,493	141,901

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(1,986)	(480)
Interest expense	(57,546)	(47,803)
Interest and other income, net	636	1,799

	(58,896)	(46,484)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,586)	2,775

DISCONTINUED OPERATIONS
Income from discontinued operations	1,791	2,878
Impairments	(1,698)	(6,102)
Gain on sales of real estate properties	1,393	8,313

INCOME FROM DISCONTINUED OPERATIONS	1,486	5,089

NET INCOME (LOSS)	(3,100)	7,864

Less: Net income attributable to noncontrolling interests	(31)	(44)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,131)	$7,820

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.06)	$0.05
Discontinued operations	0.02	0.08

Net income (loss) attributable to common stockholders	$(0.04)	$0.13

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.06)	$0.05
Discontinued operations	0.02	0.08

Net income (loss) attributable to common stockholders	$(0.04)	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	71,478,463	61,232,810

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	71,478,463	62,269,413

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.90	$0.90

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Dollars in thousands)

(Unaudited)

	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(3,100)	$7,864
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	67,384	57,484
Stock-based compensation	2,272	1,845
Straight-line rent receivable	(3,493)	(1,923)
Straight-line rent liability	369	309
Gain on sales of real estate properties	(1,393)	(8,313)
Loss on extinguishment of debt	1,986	480
Impairments	1,698	7,361
Provision for bad debt, net	(65)	(418)
Payment of partial pension settlement	—	(342)
Changes in operating assets and liabilities:
Other assets	(4,532)	(6,923)
Accounts payable and accrued liabilities	(1,380)	9,358
Other liabilities	7,500	2,193

Net cash provided by operating activities	67,246	68,975

INVESTING ACTIVITIES
Acquisition and development of real estate properties	(179,851)	(183,653)
Funding of mortgages and notes receivable	(91,978)	(13,921)
Proceeds from sales of real estate	4,993	33,321
Proceeds from mortgages and notes receivable repayments	14,988	7,385

Net cash used in investing activities	(251,848)	(156,868)

FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	175,000	81,000
Repayments on notes and bonds payable	(2,537)	(1,759)
Repurchase of notes payable	(280,201)	(8,556)
Dividends paid	(65,918)	(56,481)
Proceeds from issuance of common stock	251,836	79,444
Common stock redemptions	(51)	—
Capital contributions received from noncontrolling interests	—	686
Distributions to noncontrolling interest holders	(281)	(399)
Purchase of noncontrolling interests	(1,591)	—
Debt issuance and assumption costs	(922)	(716)

Net cash provided by financing activities	75,335	93,219

Increase (decrease) in cash and cash equivalents	(109,267)	5,326
Cash and cash equivalents, beginning of period	113,321	5,851

Cash and cash equivalents, end of period	$4,054	$11,177

Supplemental Cash Flow Information:
Interest paid	$61,253	$40,048
Capitalized interest	$6,402	$7,729
Company-financed real estate property sales	$2,700	$—
Invoices accrued for construction, tenant improvement and other capitalized costs	$17,075	$11,914
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$46,832	$—
Mortgage note payable disposed of upon sale of joint venture interest	$—	$19,880
Elimination of mortgage note upon consolidation of VIE	$21,939	$—

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview

Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.9 billion in 219 real estate properties and mortgages as of September 30, 2011, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 208 owned real estate properties, excluding assets classified as held for sale, are comprised of three facility types, located in 29 states, totaling approximately 13.9 million square feet. As of September 30, 2011, the Company provided property management services to approximately 10.0 million square feet nationwide.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures, partnerships and variable interest entities (“VIE”) where the Company controls the operating activities.

In accordance with consolidations accounting standards, the Company must evaluate each contractual relationship to determine whether or not it creates a VIE. Furthermore, the Company must evaluate each VIE to determine whether or not it is the primary beneficiary, resulting in consolidation of the VIE. A primary beneficiary has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and has the obligation to absorb the losses of, or receive the benefits from, the entity. During the third quarter of 2011, the Company concluded that it had become the primary beneficiary of a VIE in which the Company held a variable interest through one of its construction mortgage loans when the Company began overseeing and managing the construction project. As a result of its conclusion, the Company consolidated the VIE (borrower) which held the mortgage note payable to the Company. Upon consolidation, the Company eliminated the VIE’s mortgage note payable and interest against the Company’s mortgage note receivable and interest and reclassified the costs incurred on the project to construction in progress at fair value, which the Company determined to approximate the carrying value of the mortgage note plus accrued but unpaid construction-related invoices. The mortgage note receivable/payable eliminated on the Company’s Condensed Consolidated Financial Statements was approximately $28.4 million at September 30, 2011 and the construction in progress asset (including accrued invoices) totaled approximately $32.7 million at September 30, 2011. The creditors of the VIE (borrower) have no recourse against the general credit of the Company.

The Company also concluded that it had two other construction mortgage loans aggregating approximately $31.0 million at September 30, 2011 in which each borrower has been identified as a VIE, but the Company had determined that it was not the primary beneficiary. The Company’s maximum exposure to loss related to these two unconsolidated VIEs at September 30, 2011 equaled the Company’s related aggregate loan investment.

During the first quarter of 2011, the Company purchased the remaining noncontrolling equity interest in its two consolidated joint ventures. The noncontrolling interest holder in both joint ventures was an affiliate of Ladco Development Inc. Prior to the purchase, the noncontrolling interests were reported as equity and the related net income (loss) attributable to the noncontrolling interests as part of consolidated net income in the Company’s Condensed Consolidated Financial Statements. The Company’s investment in its one unconsolidated joint venture, which is carried at cost, is included in other assets with its related income recognized in other income (expense) in the Company’s Condensed Consolidated Financial Statements.

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

Notes to Condensed Consolidated Financial Statements-Continued

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

Segment Reporting

The Company owns, acquires, manages, finances, and develops outpatient and other healthcare-related properties. The Company is managed as one operating segment, rather than multiple operating segments, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single segment.

Reclassifications

Certain amounts in the Company’s Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale, and related liabilities, have been reclassified in the Company’s Condensed Consolidated Balance Sheets, and the operating results of those assets have been reclassified from continuing to discontinued operations for all periods presented. The Company also reclassified one property from discontinued operations to continuing operations in the first quarter of 2011 as discussed in Note 3. The related impairment on this property recorded in the third quarter of 2010 was also reclassified from discontinued operations to continuing operations.

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

Property Operating Income

At September 30, 2011, the Company had eight real estate properties subject to property operating agreements that obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to the Company for the shortfall under the terms of these agreements. The Company recognizes any shortfall income in other operating income in the Company’s Condensed Consolidated Statements of Operations. Property operating agreement payments totaling approximately $0.5 million per quarter on two of the Company’s properties in New Orleans expired on September 30, 2011.

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

Income Taxes

The Company intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for federal income taxes. The Company must distribute at least 90% of its REIT taxable income per annum to its stockholders and meet other requirements to continue to qualify as a REIT.

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

The Company also had a pension plan under which the Company’s non-employee directors would receive certain retirement benefits. That plan was terminated and lump sum payments totaling $2.6 million were made during 2010 ($0.3 million in the second quarter of 2010 and $2.3 million in the fourth quarter of 2010) to those directors who participated in the plan.

Notes to Condensed Consolidated Financial Statements-Continued

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

In connection with the sale of a medical office building in the third quarter of 2011, the Company recorded an impairment charge based on the contractual sales price, a level one input.

Real Estate Properties

Real estate properties are recorded at cost or fair value, if acquired. Cost or fair value at the time of acquisition is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property.

Periodically, the Company will eliminate fully-depreciated assets that are no longer in use against the respective accumulated depreciation balances. During the second quarter of 2011, the Company eliminated approximately $40.0 million of fully amortized real estate lease intangibles that were initially recorded as part of certain real estate acquisitions against the respective accumulated depreciation balances. Also, during the third quarter of 2011, the Company eliminated approximately $1.1 million of personal property and equipment against the respective accumulated depreciation balances.

Notes to Condensed Consolidated Financial Statements-Continued

The Company also capitalizes direct construction and development costs, including interest, to all consolidated real estate properties that are under construction and substantive activities are ongoing to prepare the asset for its intended use. The Company considers a building as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Development costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred.

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

The Company also evaluates collectibility of its mortgage notes and notes receivable and records an allowance on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. If a mortgage loan or note receivable becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for either on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company’s expectation of future collectibility.

New Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This standard simplifies the process a company must go through to test goodwill for impairment. Companies will have an option to first assess qualitative factors of a reporting unit being tested before having to assess quantitative factors. If a company believes no impairment exists based on qualitative factors, then it will no longer be required to perform the two-step quantitative impairment test. The standard will be effective for the Company on January 1, 2012 although early adoption is permitted. The adoption will not have a material impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This standard requires companies to retrospectively present comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the current option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity. The standard will be effective for the Company on January 1, 2012 although early adoption is permitted. The adoption of will not have a material impact on the Company’s results of operations or financial position.

Notes to Condensed Consolidated Financial Statements-Continued

Note 2. Real Estate and Mortgage Notes Receivable Investments

The Company had investments of approximately $2.9 billion in 219 real estate properties and mortgage notes receivable as of September 30, 2011, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The Company’s 208 owned real estate properties, excluding assets classified as held for sale, are located in 29 states and comprise approximately 13.9 million total square feet. The table below details the Company’s investments.

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%
Owned properties:
Master leases
Medical office/outpatient	24	$211,882	7.4%	1,167	8.4%
Inpatient	14	329,924	11.5%	1,072	7.7%
Other	2	9,545	0.3%	91	0.7%

	40	551,351	19.2%	2,330	16.8%

Property operating agreements
Medical office/outpatient	8	83,089	2.9%	624	4.5%

	8	83,089	2.9%	624	4.5%

Multi-tenanted with occupancy leases
Medical office/outpatient	145	1,709,708	59.7%	9,308	66.9%
Medical office/outpatient - stabilization in progress	8	237,192	8.3%	808	5.8%
Other	2	19,648	0.7%	256	1.8%

	155	1,966,548	68.7%	10,372	74.5%

Construction in progress
Medical office/outpatient	4	101,970	3.6%	474	3.4%
Inpatient	1	32,746	1.1%	114	0.8%
Land held for development	—	20,773	0.7%	—	—

	5	155,489	5.4%	588	4.2%

Corporate property	—	14,264	0.5%	—	—

Total owned properties	208	2,770,741	96.7%	13,914	100.0%

Mortgage notes receivable:
Medical office/outpatient	8	39,611	1.4%
Inpatient	1	14,977	0.5%
Other	1	40,000	1.4%

	10	94,588	3.3%
Unconsolidated joint venture:
Other	1	1,266	—%

	1	1,266	—%

Total real estate investments	219	$2,866,595	100.0%

Mortgage Notes Receivable

All of the Company’s mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loans are carried at amortized cost. A summary of the Company’s mortgage notes receivable is shown in the table below:

Notes to Condensed Consolidated Financial Statements-Continued

	September 30, 2011			December 31, 2010
(Dollars in thousands)	Principal Balance	Unamortized Fees	Total	Principal Balance	Unamortized Fees	Total
Construction mortgage notes	$48,202	$—	$48,202	$18,409	$430	$17,979

Other mortgage loans	46,386	—	46,386	18,620	—	18,620

	$94,588	$—	$94,588	$37,029	$430	$36,599

As of September 30, 2011, approximately $51.8 million, or 54.7%, of the Company’s mortgage notes receivable were due from affiliates of Ladco. Except as otherwise described below, Ladco was performing under each of these loans in accordance with the respective loan agreements as of September 30, 2011. At September 30, 2011, the Company had two construction mortgage notes receivable with principal balances totaling $4.4 million on nonaccrual status with recorded allowances on the interest receivables totaling approximately $0.3 million. In October 2011, the Company took ownership of the two parcels of land that secured these two construction mortgage loans and plans to eventually construct outpatient facilities on the two sites. On October 21, 2011, a Ladco-affiliated construction mortgage note with $2.2 million outstanding at September 30, 2011 was repaid in full by the borrower with proceeds from the sale of the property securing the loan. Also, on October 21, 2011, another Ladco-affiliated property securing a $3.7 million mortgage loan was sold and the mortgage was assumed by the buyer. As part of the assignment of the note, the buyer made a $0.5 million principal payment on the note.

As of September 30, 2011, approximately $31.0 million, or 32.8%, of the Company’s mortgage notes receivable were due from affiliates of the United Trust Fund, which is developing two build-to-suit facilities that are fully leased to Mercy Health, as described in Note 3 below.

Note 3. Acquisitions and Dispositions

Real Estate Acquisitions

On October 26, 2011, the Company acquired the final two outpatient buildings in the Richmond, Virginia portfolio transaction from affiliates of Woolfolk Medical Group, LLC. These two buildings comprise 73,325 square feet and were acquired for approximately $19.7 million, including the assumption of debt with principal balances of approximately $7.2 million and the prepayment of ground rent of approximately $1.8 million. The two buildings were 100% leased at the time of closing.

Five of the seven property acquisitions in the portfolio were completed by the end of the third quarter of 2011. These five properties comprise approximately 475,000 square feet and were approximately 95% leased at September 30, 2011.

The aggregate purchase price for the seven-building portfolio was approximately $161.8 million, including the assumption of debt with principal balances of $52.5 million and the prepayment of ground rent of approximately $12.8 million. Upon acquisition, Bon Secours Health System (“BSHS”) and its affiliates leased approximately 35% of the total square footage of the portfolio. BSHS is a not-for-profit, “A-” rated, health system, based in Marriottsville, Maryland, that generated $2.8 billion in revenue and operated 18 acute care hospitals with approximately 2,938 beds throughout 15 markets in seven states as of December 31, 2010.

The portfolio, as previously announced by the Company, originally included eight outpatient buildings. The Company elected not to purchase the eighth building, which was the only off-campus building in the portfolio.

During the three and nine months ended September 30, 2011, the Company expensed approximately $0.4 million and $1.1 million in project costs related to the acquisition of this portfolio, with an additional $0.3 million expensed in previous periods. The table below details the preliminary purchase price allocation of the five properties acquired as of September 30, 2011.

Notes to Condensed Consolidated Financial Statements-Continued

	Estimated Fair Value (1)	Estimated Useful Life
	(In millions)	(In years)
Buildings	$122.8	26.0-33.0
Prepaid ground leases	11.0	93.3-93.5
Mortgage notes payable assumed, including fair value adjustments	(46.8)	—
Accounts receivable and other assets acquired	0.3	—
Accounts payable, accrued liabilities and other liabilities assumed	(0.5)	—
Prorated rent, net of expenses paid	0.4	—
Intangibles:
At-market lease intangibles	9.2	2.4-5.0
Above-market lease intangibles	0.3	0.9-4.7
Below-market lease intangibles	(0.1)	2.7-6.3

Total intangibles	9.4

Total cash consideration	$96.6

(1)	The purchase price allocation reflected in the table above is preliminary and certain amounts could change at a later date if new or better information is received.

Mortgage Note Financings

In the second quarter of 2011, the Company advanced $24.0 million to begin funding the development of two build-to-suit facilities, affiliated with Mercy Health, with an aggregate budget of approximately $202.6 million. The two projects include a 200,000 square foot medical office building in Oklahoma with a construction budget of approximately $91.2 million and a 186,000 square foot orthopedic surgical facility in Missouri with a construction budget of approximately $111.4 million. The loans have stated interest rates of 6.75% and are scheduled to mature upon substantial completion, which is estimated to be in the latter half of 2013. The Company has agreed to acquire the facilities upon substantial completion of construction at a price equal to the amount outstanding under the mortgage notes. The facilities are leased by affiliates of Mercy Health under 14-year absolute net leases with options to purchase the buildings contingent on certain provisions in the lease agreements. Mercy Health, based in St. Louis, Missouri, is the eighth largest Catholic healthcare system in the U.S., has a net worth of more than $2 billion, and maintains a “AA-” credit rating. Mercy Health operates 26 acute care hospitals and two heart hospitals in a seven-state area.

In the first quarter of 2011, the Company originated the following mortgage notes receivable:

•

a $40.0 million mortgage loan that is secured by a multi-tenanted office building located in Iowa that was 94% leased at the time the mortgage was originated. The mortgage loan requires interest only payments through maturity, has a stated fixed interest rate of 7.7% and matures in January 2014;

•

a $2.7 million mortgage note receivable with the purchaser in conjunction with the disposal of a medical office building located in Florida as discussed in “Asset Dispositions” below. The loan has a stated fixed interest rate of 7.0% and matures in March 2016; and

•

a $3.7 million loan for the construction of a medical office building located in Missouri. The loan has a stated interest rate of 11.0% and matures in 2012. The Company had funded $2.2 million on the loan as of September 30, 2011. This loan was repaid on October 21, 2011.

In addition to the amounts discussed above, the Company funded approximately $8.1 million and $18.7 million, respectively, on construction mortgage loans during the three and nine months ended September 30, 2011.

Purchase of Noncontrolling Interests

During the first quarter of 2011, the Company purchased from Ladco the remaining noncontrolling equity interests in two consolidated joint ventures for a total aggregate purchase price of $5.1 million. The book value of the noncontrolling interests prior to the equity purchase was $3.6 million. Concurrent with these purchases, the noncontrolling interest holder repaid a loan due to the Company totaling $3.5 million that had been secured by the noncontrolling joint venture equity interests. The Company had previously consolidated these joint ventures in its financial statements. One of the joint

Notes to Condensed Consolidated Financial Statements-Continued

ventures owns nine 100% leased outpatient facilities located in Iowa with an aggregate investment of approximately $87.6 million and 369,000 square feet. The second joint venture is constructing two medical office buildings and a parking garage located in Colorado with an aggregate budget of approximately $54.9 million.

The following table details the Company’s acquisitions for the nine months ended September 30, 2011:

(Dollars in millions)	Date Acquired	Cash Consideration	Real Estate	Note Receivable Repayment	Mortgage Note Financing	Mortgage Notes Payable Assumed	Non- controlling interests	APIC	Other	Square Footage
Real estate acquisitions
Virginia	06/30/2011	$34.8	$31.9	$—	$—	$—	$—	$—	$2.9	142,015
Virginia (1)	08/04/2011	16.2	26.4	—	—	(12.5)	—	—	2.3	87,816
Virginia (1)	08/04/2011	28.3	43.8	—	—	(19.0)	—	—	3.5	142,855
Virginia (1)	08/30/2011	8.6	14.6	—	—	(7.5)	—	—	1.5	59,240
Virginia (1)	09/30/2011	8.7	15.3	—	—	(7.8)	—	—	1.2	42,957

		96.6	132.0	—	—	(46.8)	—	—	11.4	474,883

Purchase of noncontrolling interests		1.3	—	(3.5)	—	—	3.6	1.5	(0.3)	—

Mortgage note financings (2)
Iowa	01/03/2011	40.0	—	—	40.0	—	—	—	—	—
Florida	02/03/2011	2.7	—	—	2.7	—	—	—	—	—
Missouri (3)(4)	03/24/2011	2.2	—	—	2.2	—	—	—	—	—
Missouri (4)	06/30/2011	15.0	—	—	15.0	—	—	—	—	—
Oklahoma (4)	06/30/2011	16.1	—	—	16.1	—	—	—	—	—

		76.0	—	—	76.0	—	—	—	—	—

		$173.9	$132.0	$(3.5)	$76.0	$(46.8)	$3.6	$1.5	$11.1	474,883

(1)	The mortgage notes payable assumed in these acquisitions reflect fair value adjustments totaling $1.6 million recorded by the Company upon acquisition.
(2)	Amounts in table include fundings through September 30, 2011.
(3)	The loan was repaid in full on October 21, 2011.
(4)	These are construction mortgage notes and the amounts in the table include amounts funded since the acquisition date.

Notes to Condensed Consolidated Financial Statements-Continued

Asset Dispositions

During the third quarter of 2011, the Company disposed of the following:

•

a 16,256 square foot medical office building in Florida in which the Company had an aggregate net investment of approximately $2.8 million. The Company received approximately $1.2 million in net cash proceeds and recognized a $1.6 million impairment on the disposition; and

•

a mortgage note receivable totaling approximately $14.9 million was repaid. Upon repayment, the Company recognized a gain of $1.4 million that had been deferred from the original sale of the building in 2006.

During the first quarter of 2011, the Company disposed of the following:

•

a 35,761 square foot medical office building in Maryland in which the Company had a net investment of approximately $3.5 million. The Company received approximately $3.4 million in net proceeds and recorded a $0.1 million impairment charge on the disposal; and

•

a 28,861 square foot physician clinic in Florida in which the Company had a net investment of approximately $3.1 million. The Company received approximately $0.4 million in net cash proceeds and financed the remainder of the sale with a $2.7 million mortgage note receivable as discussed above in Real Estate Acquisitions.

The following table details the Company’s dispositions for the nine months ended September 30, 2011:

(Dollars in millions)	Date Disposed	Net Proceeds	Net Real Estate Investment	Mortgage Note Receivable	Gain/ Impairment	Square Footage
Real estate dispositions
Maryland	01/19/2011	$3.4	$3.5	$—	$(0.1)	35,761
Florida	02/03/2011	0.4	3.1	(2.7)	—	28,861
Florida	08/09/2011	1.2	2.8	—	(1.6)	16,256

		5.0	9.4	(2.7)	(1.7)	80,878
Mortgage note repayments		14.9	—	14.9	1.4	—

Total dispositions and repayments		$19.9	$9.4	$12.2	$(0.3)	80,878

Potential Dispositions

In the fourth quarter of 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which are classified as held for sale, was approximately $8.2 million at September 30, 2011 and the aggregate contractual rent on the facilities is approximately $0.7 million per quarter. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in an expected net aggregate gain of approximately $9.1 million. The Company previously reported that it expected the sales to close during the third quarter of 2011; however, the Company now expects that these sales will close in 2012.

Discontinued Operations and Assets Held for Sale

During the first quarter of 2011, the Company sold one property in Florida and one property in Maryland and reclassified one property located in Tennessee that was previously classified as held for sale to held for use upon execution of a long-term lease. The Company’s gross investment in the Tennessee property was approximately $1.1 million ($0.5 million, net) at September 30, 2011. During the third quarter of 2011, the Company sold one property in Florida that was not previously classified as held for sale.

The tables below detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Operations and in assets and liabilities of discontinued operations on the

Notes to Condensed Consolidated Financial Statements-Continued

Company’s Condensed Consolidated Balance Sheets. At September 30, 2011 and December 31, 2010, the Company had eight and 11 properties, respectively, classified as held for sale, including the six properties discussed above in “Potential Dispositions.” Of the 11 properties classified as held for sale at December 31, 2010, two of the properties were sold and one was reclassified to held for use during the first quarter of 2011.

(Dollars in thousands)	September 30, 2011	December 31, 2010
Balance Sheet data (as of the period ended):
Land	$4,766	$7,099
Buildings, improvements and lease intangibles	27,119	35,424
Personal property	427	429

	32,312	42,952
Accumulated depreciation	(15,883)	(19,447)

Assets held for sale, net	16,429	23,505

Other assets, net (including receivables)	90	410

Assets of discontinued operations, net	90	410

Assets held for sale and discontinued operations, net	$16,519	$23,915

Accounts payable and accrued liabilities	$138	$229
Other liabilities	111	194

Liabilities of discontinued operations	$249	$423

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Statements of Operations data (for the period ended):
Revenues
Master lease rent	$823	$913	$2,350	$3,846
Property operating	145	581	519	1,787
Straight-line rent	(11)	(34)	(43)	(66)
Other operating	—	—	—	1

	957	1,460	2,826	5,568

Expenses
General and administrative	1	2	4	8
Property operating	249	581	954	1,686
Bad debt, net	1	—	15	20
Depreciation	16	391	62	1,199

	267	974	1,035	2,913

Other Income (Expense)
Interest and other income, net	—	(1)	—	223

	—	(1)	—	223

Discontinued Operations
Income from discontinued operations	690	485	1,791	2,878
Impairments	(1,551)	(6,102)	(1,698)	(6,102)
Gain on sales of real estate properties	1,357	4,092	1,393	8,313

Income (Loss) from Discontinued Operations	$496	$(1,525)	$1,486	$5,089

Income (Loss) from Discontinued Operations per Common Share - Basic	$0.01	$(0.02)	$0.02	$0.08

Income (Loss) from Discontinued Operations per Common Share - Diluted	$0.01	$(0.02)	$0.02	$0.08

Notes to Condensed Consolidated Financial Statements-Continued

Note 4. Notes and Bonds Payable

The table below details the Company’s notes and bonds payable as of September 30, 2011 and December 31, 2010.

(Dollars in thousands)	Sept. 30, 2011	Dec. 31, 2010	Maturity Dates	Contractual Interest Rates	Principal Payments	Interest Payments
Unsecured Credit Facility due 2012	$175,000	$—	9/12	LIBOR + 2.80%	At maturity	Quarterly
Senior Notes due 2011, including premium	—	278,311	—	8.125%	At maturity	Semi-Annual
Senior Notes due 2014, net of discount	264,334	264,227	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017, net of discount	298,402	298,218	1/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021, net of discount	396,991	396,812	1/21	5.750%	At maturity	Semi-Annual
Mortgage notes payable, net of discount and including premiums	215,155	170,287	4/13-10/30	5.000%-7.625%	Monthly	Monthly

	$1,349,882	$1,407,855

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2011, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Unsecured Credit Facility due 2012

On October 14, 2011, the Company’s $550.0 million unsecured credit facility due 2012 (the “Unsecured Credit Facility due 2012”) was repaid with proceeds from the Company’s new $700.0 million unsecured credit facility due 2015 (the “Unsecured Credit Facility”). Amounts outstanding under the Unsecured Credit Facility due 2012 bore interest at a rate equal to LIBOR plus 2.80% at September 30, 2011. In addition, the Company paid a facility fee of 0.40% per annum on the aggregate amount of commitments. At September 30, 2011, the Company had $175.0 million outstanding under the Unsecured Credit Facility due 2012 with a weighted average interest rate of approximately 3.03% and a borrowing capacity remaining, under its financial covenants, of approximately $375.0 million.

Unsecured Credit Facility due 2015

On October 14, 2011, the Company entered into a $700.0 million Unsecured Credit Facility with a syndicate of 17 lenders that matures on October 14, 2015. The Company has the option to extend the maturity of the Unsecured Credit Facility for one additional year for an extension fee of 0.20% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus the applicable margin rate (defined as a range of 1.075% to 1.900% depending on the Company’s unsecured debt ratings, currently 1.50%). In addition, the Company pays a 0.35% facility fee per annum on the aggregate amount of commitments. The facility fee ranges from 0.175% per annum to 0.45% per annum, based on the Company’s unsecured debt ratings. At October 15, 2011, the Company had $187.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.74% and a remaining borrowing capacity of approximately $513.0 million.

In conjunction with the closing of the Unsecured Credit Facility in October 2011, the Company will expense in the fourth quarter of 2011 approximately $0.4 million of unamortized deferred financing costs related to the Unsecured Credit Facility due 2012 with the remaining $2.2 million of deferred costs related to the prior credit facility amortized through the maturity date of the new Unsecured Credit Facility.

Notes to Condensed Consolidated Financial Statements-Continued

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

(Dollars in thousands)	September 30, 2011	December 31, 2010
Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(403)	(510)

Senior Notes due 2014 carrying amount	$264,334	$264,227

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

(Dollars in thousands)	September 30, 2011	December 31, 2010
Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,598)	(1,782)

Senior Notes due 2017 carrying amount	$298,402	$298,218

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

(Dollars in thousands)	September 30, 2011	December 31, 2010
Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(3,009)	(3,188)

Senior Notes due 2021 carrying amount	$396,991	$396,812

Notes to Condensed Consolidated Financial Statements-Continued

Mortgage Notes Payable

The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Condensed Consolidated Balance Sheets.

(Dollars in thousands)	September 30, 2011	December 31, 2010
Mortgage notes payable principal balance	$219,381	$176,638
Unaccreted discount, net of premium	(4,226)	(6,351)

Mortgage notes payable carrying amount	$215,155	$170,287

Notes to Condensed Consolidated Financial Statements-Continued

The following table further details the Company’s mortgage notes payable, with related collateral, at September 30, 2011.

(Dollars in millions)	Original Balance	Effective Interest Rate (17)	Maturity Date	Collateral (18)	Investment in Collateral at September 30, 2011	Balance at
						Sept. 30, 2011	Dec. 31, 2010

Life Insurance Co. (1)	$4.7	7.765%	1/17	MOB	$11.6	$2.0	$2.2
Commercial Bank (2)	1.8	5.550%	10/30	OTH	7.9	1.6	1.7
Life Insurance Co. (3)	15.1	5.490%	1/16	MOB	32.7	13.2	13.5
Commercial Bank (4)	17.4	6.480%	5/15	MOB	19.9	14.5	14.5
Commercial Bank (5)	12.0	6.110%	7/15	2 MOBs	19.4	9.8	9.7
Commercial Bank (6)	15.2	7.650%	7/20	MOB	20.2	12.8	12.8
Life Insurance Co. (7)	1.5	6.810%	7/16	MOB	2.2	1.1	1.2
Commercial Bank (8)	12.9	6.430%	2/21	MOB	20.5	11.4	11.5
Investment Fund (9)	80.0	7.250%	12/16	15 MOBs	154.7	78.6	79.2
Life Insurance Co. (10)	7.0	5.530%	1/18	MOB	14.5	3.7	4.0
Investment Co. (11)	15.9	6.550%	4/13	MOB	23.3	15.4	15.6
Investment Co. (12)	4.6	5.250%	9/15	MOB	6.9	4.3	4.4
Life Insurance Co. (13)	13.9	4.700%	1/16	MOB	26.4	12.5	—
Life Insurance Co. (14)	21.5	4.700%	8/15	MOB	43.8	19.0	—
Insurance Co. (15)	7.3	5.100%	12/18	MOB	14.6	7.5	—
Commercial Bank (16)	8.1	4.540%	8/16	MOB	15.3	7.8	—

					$433.9	$215.2	$170.3

(1)	Payable in monthly installments of principal and interest based on a 20-year amortization with the final payment due at maturity.
(2)	Payable in monthly installments of principal and interest based on a 27-year amortization with the final payment due at maturity.
(3)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity.
(4)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The unaccreted portion of the $2.7 million discount recorded on this note upon acquisition is included in the balance above.
(5)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The unaccreted portion of the $2.1 million discount recorded on this note upon acquisition is included in the balance above.
(6)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity. The unaccreted portion of the $2.4 million discount recorded on this note upon acquisition is included in the balance above.
(7)	Payable in monthly installments of principal and interest based on a 9-year amortization with the final payment due at maturity. The unaccreted portion of the $0.2 million discount recorded on this note upon acquisition is included in the balance above.
(8)	Payable in monthly installments of principal and interest based on a 12-year amortization with the final payment due at maturity. The unaccreted portion of the $1.0 million discount recorded on this note upon acquisition is included in the balance above.
(9)	Payable in monthly installments of principal and interest based on a 30-year amortization with a 7-year initial term (maturity 12/01/16) and the option to extend the initial term for two, one-year floating rate extension terms.
(10)	Payable in monthly installments of principal and interest based on a 15-year amortization with the final payment due at maturity. The Company acquired this mortgage note in an acquisition during the third quarter 2010.
(11)	Payable in monthly installments of principal and interest based on a 30-year amortization with the option to extend for three years at a fixed rate of 6.75%. The unamortized portion of the $0.5 million premium recorded on this note upon acquisition is included in the balance above.
(12)	Payable in monthly installments of principal and interest with a balloon payment of $4.0 million due at maturity.
(13)	Payable in monthly installments of principal and interest based on a 25-year amortization with the final payment due at maturity. The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above. The Company assumed this mortgage note in an acquisition during the third quarter 2011.
(14)	Payable in monthly installments of principal and interest based on a 25-year amortization with the final payment due at maturity. The unamortized portion of the $0.4 million premium recorded on this note upon acquisition is included in the balance above. The Company assumed this mortgage note in an acquisition during the third quarter 2011.
(15)	Payable in monthly installments of principal and interest based on a 25-year amortization with the final payment due at maturity. The unamortized portion of the $0.6 million premium recorded on this note upon acquisition is included in the balance above. The Company assumed this mortgage note in an acquisition during the third quarter 2011.
(16)	Payable in monthly installments of principal and interest based on a 10-year amortization with the final payment due at maturity. The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above. The Company assumed this mortgage note in an acquisition during the third quarter 2011.
(17)	The contractual interest rates ranged from 5.00% to 7.625% at September 30, 2011.
(18)	MOB-Medical office building; OTH-Other.

Notes to Condensed Consolidated Financial Statements-Continued

Long-Term Debt Maturities

Future contractual maturities of the Company’s notes and bonds payable as of September 30, 2011 were:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Notes and Bonds Payable	%
2011 (remaining)	$1,130	$(283)	$847	0.1%
2012 (2)	179,721	(1,148)	178,573	13.2%
2013	19,540	(1,392)	18,148	1.3%
2014	269,692	(1,522)	268,170	19.9%
2015	49,775	(1,216)	48,559	3.6%
2016 and thereafter	839,260	(3,675)	835,585	61.9%

	$1,359,118	$(9,236)	$1,349,882	100.0%

(1)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2014, Senior Notes due 2017, Senior Notes due 2021 and ten mortgage notes payable.
(2)	Includes $175.0 million outstanding on the Company’s Unsecured Credit Facility due 2012 which was repaid on October 14, 2011 with proceeds from the Unsecured Credit Facility that matures in October 2015.

Note 5. Other Assets

Other assets consist primarily of prepaid assets, straight-line rent receivables, intangible assets and receivables. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

(Dollars in millions)	September 30, 2011	December 31, 2010
Prepaid assets	$42.0	$27.9
Straight-line rent receivables	30.5	27.0
Above-market intangible assets, net	13.4	13.4
Deferred financing costs, net	9.6	12.0
Accounts receivable	5.4	6.1
Goodwill	3.5	3.5
Equity investment in joint venture - cost method	1.3	1.3
Customer relationship intangible assets, net	1.1	1.2
Notes receivable	0.3	3.8
Allowance for uncollectible accounts	(0.8)	(1.2)
Other	1.7	1.5

	$108.0	$96.5

Equity Investment in Joint Venture

At September 30, 2011, the Company had an investment in one unconsolidated joint venture, which the Company accounts for under the cost method since the Company does not exert significant influence. The joint venture, which invests in real estate properties, is included in other assets on the Company’s Condensed Consolidated Balance Sheets, and the related distributions received are included in interest and other income, net on the Company’s Condensed Consolidated Statements of Operations.

Note 6. Commitments and Contingencies

Development Activity

The Company had several ongoing development projects at September 30, 2011 with aggregate project budgets totaling approximately $668.2 million, including five construction projects, seven construction mortgage loans and eight properties in the process of stabilization subsequent to construction as detailed in the table below.

Notes to Condensed Consolidated Financial Statements-Continued

(Dollars in thousands)	Number of Properties	Amount Funded During Three Months Ended Sept. 30, 2011	Total Amount Funded Through Sept. 30, 2011	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction in progress	5	$28,809	$134,716	$63,424	$198,140	587,758
Mortgage construction loans	7	8,836	48,202	177,097	225,299	489,931
Stabilization in progress	8	2,166	237,192	7,608	244,800	808,140
Land held for development	—	—	20,773	—	—	—

Total	20	$39,811	$440,883	$248,129	$668,239	1,885,829

Construction in Progress

As of September 30, 2011, the Company had four medical office buildings and one inpatient facility under construction with estimated completion dates ranging from the fourth quarter of 2011 to the third quarter of 2012. In July 2011, the Company initiated development of a 96,433 square foot, on-campus medical office building and parking garage with significant pre-leasing in The Woodlands, Texas for an estimated total budget of approximately $18.1 million and an estimated completion date in the third quarter of 2012. This building is adjacent to a medical office building that the Company purchased in late 2010 as part of a five building portfolio. Also, in July 2011, the Company took control of a construction project in South Dakota and began consolidating the construction in progress that the Company was funding through a mortgage note agreement. The total budget for the South Dakota project is approximately $43.6 million with an estimated completion date of March 31, 2012. The South Dakota building is 100% leased to a AA- rated health system, with the lease commencing upon completion. The lease also provides the tenant with an option to purchase the project at completion. Further, in October 2011, a medical office building in Washington, with an estimated total budget of $92.2 million, was substantially completed and placed into service.

The table below details the Company’s construction in progress and land held for development as of September 30, 2011. The information included in the table below represents management’s estimates and expectations at September 30, 2011, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

State	Estimated Completion Date	Property Type (1)	Properties	Approximate Square Feet	CIP at September 30, 2011	Estimated Remaining Funding	Estimated Total Investment
(Dollars in thousands)

Under construction:
Washington (2)	4Q 2011	MOB	1	191,051	$69,932	$22,268	$92,200
Colorado	4Q 2011	MOB	1	96,093	14,173	8,485	22,658
Colorado	1Q 2012	MOB	1	90,579	12,883	8,714	21,597
South Dakota	1Q 2012	Inpatient	1	113,602	32,746	10,854	43,600
Texas	3Q 2012	MOB	1	96,433	4,982	13,103	18,085

Land held for development:
Texas					20,773

			5	587,758	$155,489	$63,424	$198,140

(1)	MOB-Medical office building.
(2)	Substantially completed construction in October 2011.

Construction Mortgage Loans

The Company expects that the remaining funding commitments totaling $177.1 million on the seven construction loans at September 30, 2011, of which $171.6 million related to the two mortgage notes affiliated with Mercy Health, will be funded through 2013.

Notes to Condensed Consolidated Financial Statements-Continued

Stabilization in Progress

At September 30, 2011, the Company had eight properties that it had previously developed that are in the process of stabilization. In the aggregate, the properties were approximately 33% leased and 19% occupied at September 30, 2011, with tenant improvement activities occurring in suites that were leased but not yet occupied by the tenants. The Company’s remaining funding commitments on these properties at September 30, 2011 related to tenant improvements. Because these properties are not stabilized, they generated a net operating loss of approximately $0.9 million and $2.7 million, respectively, for the three and nine months ended September 30, 2011. Also, one of the properties in stabilization, with an investment of approximately $85.7 million as of September 30, 2011, has been open and in service for twelve months as of August 2011. Accordingly, the Company ceased capitalizing interest which resulted in higher interest expense in the third quarter of 2011 of approximately $0.7 million as compared to the second quarter of 2011. Additionally, the Company expects that interest expense in the fourth quarter of 2011 will be approximately $0.4 million higher as compared to the third quarter of 2011 from not capitalizing interest on the project.

Other Construction Matters

In late June 2011, the Company became aware of the financial instability of the general contractor on a development project in South Dakota with Ladco that the Company was funding under a construction mortgage loan to an affiliate of the general contractor. The building under construction is 100% leased to a AA- rated health system, with the lease commencing upon completion. The lease also provides the tenant with an option to purchase the project at completion. In July 2011, the Company exercised its rights as lender to take control of the project, engaged an unrelated third-party contractor and has continued to fund the development. The Company has a variable interest in the borrower (VIE) and upon the change in control in July 2011, the Company concluded that it was the primary beneficiary of the VIE. Therefore, the Company began consolidating the VIE in July 2011, which resulted in a reclassification of the project from a mortgage note receivable to construction in progress on the Company’s Condensed Consolidated Financial Statements. Upon consolidation, the Company was also required to record the construction project at fair value, which the Company determined to approximate the carrying value of its mortgage note receivable plus accrued but unpaid construction-related invoices.

Ladco also served as developer on two wholly-owned medical office buildings that are being constructed by the Company. During the third quarter, the Company engaged an unrelated third-party contractor when it became aware of the financial instability of the general contractor, an affiliate of Ladco. The Company continues to fund the construction of these two projects, which are included in construction in progress on the Company’s Condensed Consolidated Balance Sheets.

The Company does not expect an adverse financial impact from the consolidation of the South Dakota construction project or from the transitions to the new contractor.

Legal Proceedings

Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., were defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs alleged that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and sought a refund of such overpayments. Plaintiffs were seeking up to $2.0 million, plus pre- and post-judgment interest and attorneys’ fees. The two leases were terminated by agreement in 2003. The Company denied that it was liable to the plaintiffs and filed a motion for summary judgment seeking dismissal of the case. The court granted the Company’s motion for summary judgment and the case was dismissed with prejudice by order entered on July 20, 2011. On August 11, 2011, the plaintiffs filed a notice of appeal with the Tennessee Court of Appeals. No schedule for briefing or oral arguments has yet been established. The Company believes the trial court’s dismissal of the case should be affirmed but can provide no assurance as to the outcome of the appeal.

The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Notes to Condensed Consolidated Financial Statements-Continued

Note 7. Stockholders’ Equity

The following table provides a reconciliation of total equity:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non controlling Interests	Total Equity
Balance at Dec. 31, 2010	$661	$1,641,379	$(5,269)	$796,165	$(1,593,926)	$839,010	$3,730	$842,740
Issuance of common stock	117	251,748	—	—	—	251,865	—	251,865
Common stock redemption	—	(51)	—	—	—	(51)	—	(51)
Stock-based compensation	1	2,271	—	—	—	2,272	—	2,272
Net income (loss)	—	—	—	(3,131)	—	(3,131)	31	(3,100)
Other comprehensive loss	—	—	—	—	—	—	—	—

Comprehensive loss								(3,100)
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(65,918)	(65,918)	—	(65,918)
Distributions to noncontrolling interests	—	—	—	—	—	—	(251)	(251)
Proceeds from noncontrolling interests	—	—	—	—	—	—	76	76
Purchase of noncontrolling interest in consolidated joint ventures	—	(1,469)	—	—	—	(1,469)	(3,586)	(5,055)

Balance at September 30, 2011	$779	$1,893,878	$(5,269)	$793,034	$(1,659,844)	$1,022,578	$—	$1,022,578

Common Stock

The following table provides a reconciliation of the beginning and ending common stock outstanding for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Balance, beginning of period	66,071,424	60,614,931
Issuance of common stock	11,674,599	5,287,098
Restricted stock-based awards, net of forfeitures	93,075	169,395

Balance, end of period	77,839,098	66,071,424

At-The-Market Equity Offering Program

Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. During the nine months ended September 30, 2011, the Company sold 11,648,700 shares of common stock under this program at prices ranging from $20.27 to $23.63 per share, generating approximately $251.6 million in net proceeds. No shares have been sold under this program since July 31, 2011, with 2,791,300 authorized shares remaining to be sold under the current sales agreements.

Common Stock Dividends

During the first nine months of 2011, the Company declared and paid common stock dividends aggregating $0.90 per share.

On November 1, 2011, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on December 1, 2011 to stockholders of record on November 17, 2011.

Notes to Condensed Consolidated Financial Statements-Continued

Earnings (Loss) Per Common Share

The table below sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	77,570,090	63,681,224	72,915,791	62,540,743
Unvested restricted stock	(1,431,035)	(1,311,451)	(1,437,328)	(1,307,933)

Weighted average Common Shares Outstanding - Basic	76,139,055	62,369,773	71,478,463	61,232,810

Weighted average Common Shares - Basic	76,139,055	62,369,773	71,478,463	61,232,810
Dilutive effect of restricted stock	971,887	—	—	970,737
Dilutive effect of employee stock purchase plan	66,172	—	—	65,866

Weighted average Common Shares Outstanding - Diluted	77,177,114	62,369,773	71,478,463	62,269,413

Net income (Loss)
Income (loss) from continuing operations	$155	$(1,783)	$(4,586)	$2,775
Noncontrolling interests’ share in net income	(4)	60	(31)	(44)

Income (loss) from continuing operations attributable to common shareholders	151	(1,723)	(4,617)	2,731
Discontinued operations	496	(1,525)	1,486	5,089

Net income (loss) attributable to common stockholders	$647	$(3,248)	$(3,131)	$7,820

Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$—	$(0.03)	$(0.06)	$0.05
Discontinued operations	0.01	(0.02)	0.02	0.08

Net income (loss) attributable to common stockholders	$0.01	$(0.05)	$(0.04)	$0.13

Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$—	$(0.03)	$(0.06)	$0.05
Discontinued operations	0.01	(0.02)	0.02	0.08

Net income (loss) attributable to common stockholders	$0.01	$(0.05)	$(0.04)	$0.13

The dilutive effect of restricted stock totaling 1,015,470 and 993,051 shares, respectively, and options under the Employee Stock Purchase Plan to purchase the Company’s stock totaling 76,622 shares and 61,882 shares, respectively, were excluded from the calculation of diluted loss per common share for the nine months ended September 30, 2011 and the three months ended September 30, 2010 because the effect was anti-dilutive due to the net loss from continuing operations incurred during those periods.

Incentive Plans

The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include restricted stock issued to employees and the Company’s directors and options granted to employees pursuant to its Employee Stock Purchase Plan.

A summary of the activity under the incentive plans for the three and nine months ended September 30, 2011 and 2010 is included in the table below.

Notes to Condensed Consolidated Financial Statements-Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based awards, beginning of period	1,448,211	1,311,451	1,379,243	1,224,779
Granted	—	—	106,569	107,620
Vested	(2,200)	—	(28,875)	(20,948)
Forfeited	—	—	(10,926)	—

Stock-based awards, end of period	1,446,011	1,311,451	1,446,011	1,311,451

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

A summary of the activity under the Employee Stock Purchase Plan for the nine months ended September 30, 2011 and 2010 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Outstanding and exercisable, beginning of period	448,243	430,231	392,517	335,608
Granted	—	—	261,960	256,080
Exercised	(5,230)	(1,724)	(12,475)	(7,166)
Forfeited	(11,703)	(25,013)	(44,485)	(44,492)
Expired	—	—	(166,207)	(136,536)

Outstanding and exercisable, end of period	431,310	403,494	431,310	403,494

Note 8. Defined Benefit Pension Plans

The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan have been frozen at $896,000, subject to cost-of-living adjustments. As of September 30, 2011 only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.

Net periodic benefit cost recorded related to the Company’s pension plans for the three and nine months ended September 30, 2011 and 2010 is detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Service costs	$17	$13	$51	$39
Interest costs	218	253	644	724
Amortization of net gain/loss	232	159	696	491
Effect of settlement	—	—	—	(35)

Total recognized in net periodic benefit cost	$467	$425	$1,391	$1,219

Note 9. Other Operating Income

Other operating income on the Company’s Condensed Consolidated Statements of Operations generally includes guaranty revenue recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

Notes to Condensed Consolidated Financial Statements-Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Property operating agreement guaranty revenue	$1,841	$1,823	$5,640	$5,533
Interest income on notes receivable	138	223	518	600
Management fee income	38	36	115	127
Other	50	46	152	139

	$2,067	$2,128	$6,425	$6,399

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

The following table reconciles the Company’s consolidated net income (loss) attributable to common stockholders to taxable income for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income (loss) attributable to common stockholders	$647	$(3,248)	$(3,131)	$7,820
Reconciling items to taxable income:
Depreciation and amortization	6,187	4,898	15,706	15,038
Gain or loss on disposition of depreciable assets	(562)	1	(2,660)	7,085
Straight-line rent	(975)	(502)	(3,124)	(1,614)
Receivable allowances	(465)	(2,806)	255	(3,400)
Stock-based compensation	1,727	1,502	4,411	2,861
Other	(1,968)	8,093	5,076	7,031

Taxable income (1)	$4,591	$7,938	$16,533	$34,821

Dividends paid	$23,348	$19,111	$65,918	$56,481

(1)	Before REIT dividend paid deduction.

Notes to Condensed Consolidated Financial Statements-Continued

State Income Taxes

State income tax expense and payments for the three and nine months ended September 30, 2011 and 2010 are detailed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
State income tax expense:
Texas gross margin tax	$116	$146	$342	$374
Other	54	(1)	(28)	95

Total state income tax expense	$170	$145	$314	$469

State income tax payments, net of refunds	$25	$12	$528	$503

The Texas gross margin tax is a tax on gross receipts from operations in Texas. The Company understands that the Securities and Exchange Commission views this tax as an income tax. As such, the Company has disclosed the Texas gross margin tax in the table above. The Company does not necessarily agree with the Securities and Exchange Commission’s position concerning the Texas gross margin tax.

In the second quarter of 2011, the Michigan Business Tax was replaced with a flat corporate income tax effective for January 1, 2012. Management believes that the new tax will incorporate the dividends paid deduction and thus is expected to eliminate its tax liability in Michigan effective for 2012. Additionally, this legislation repeals the tax associated with the Company’s deferred tax liability previously recorded, which resulted in a $0.2 million reduction of state income tax expense recognized in general and administrative expenses during the second quarter of 2011.

Note 11. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of September 30, 2011 and December 31, 2010 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated either based on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(Dollars in millions)	Carrying value	Fair value	Carrying value	Fair value
Notes and bonds payable	$1,349.9	$1,466.2	$1,407.9	$1,460.2
Mortgage notes receivable	$94.6	$92.6	$36.6	$35.9
Notes receivable, net of allowances	$0.3	$0.3	$3.8	$3.8

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

Business Overview

Healthcare Realty’s strategy is to own and operate medical office and other medical-related facilities that produce stable and growing rental income. Additionally, the Company provides a broad spectrum of services to own, develop, lease, finance and manage its portfolio of healthcare properties. The Company focuses its portfolio on outpatient-related facilities located on or near the campuses of large acute care hospitals and associated with leading health systems because management views these facilities as stable, lower-risk real estate investments. The Company’s diversity of geography and tenants, which includes physicians of two-dozen physician specialties, as well as surgery, imaging, and diagnostic centers, helps mitigate exposure to credit risk, changes in tenant clinical practice, reimbursement levels, and fluctuating economic conditions.

Substantially all of the Company’s revenues are derived from operating lease rentals on its real estate properties and interest earned on outstanding notes receivable. These sources of revenue represent the Company’s primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, general and administrative costs such as compensation and office rent, as well as other expenses incurred in connection with managing its existing portfolio and acquiring additional properties. To the extent additional investments are not funded by these sources, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from its Unsecured Credit Facility.

Executive Overview

During the third quarter of 2011, the Company acquired $100.1 million in real estate properties, funded $28.8 million related to its construction projects, and funded $8.8 million in existing mortgage notes which are described in more detail below.

At September 30, 2011, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 47.0% and its borrowings outstanding under the Unsecured Credit Facility due 2012 totaled $175.0 million with a capacity remaining under its financial covenants of approximately $375.0 million.

On October 14, 2011, the Unsecured Credit Facility due 2012 was replaced with a new $700 million unsecured credit facility due 2015 (the “Unsecured Credit Facility”). The new Unsecured Credit Facility is currently priced approximately 135 basis points lower than the previous facility, which would result in over $2 million in reduced interest payments per annum, based on the outstanding balance at September 30, 2011. At October 15, 2011, the Company had $187.0 million outstanding under the Unsecured Credit Facility, with a weighted average interest rate of approximately 1.74% and a remaining borrowing capacity of approximately $513.0 million. The additional capacity on the Unsecured Credit Facility, at more favorable rates, also provides the Company with more flexibility in funding its acquisition and development activities.

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

Acquisitions

On October 26, 2011, the Company completed the acquisition of the final two buildings in a seven outpatient building portfolio in Virginia for an aggregate purchase price of approximately $161.8 million, including the assumption of debt of approximately $52.5 million and the prepayment of ground rent of approximately $12.8 million. As of September 30, 2011, the Company had acquired five of the buildings for cash consideration of approximately $96.6 million, including prepaid ground rent of approximately $11.0 million and the assumption of debt of approximately $45.3 million.

During the first quarter of 2011, the Company acquired from Ladco the remaining noncontrolling equity interest in its two consolidated joint ventures for a total purchase price of $5.1 million. Concurrent with these purchases, the noncontrolling interest holder repaid a loan receivable to the Company totaling $3.5 million. The loan receivable had been secured by the noncontrolling interests.

During the first nine months of 2011, the Company funded $76.0 million in mortgage notes receivable with interest rates ranging from 6.75% to 11.00% and funded approximately $18.7 million on existing construction mortgage loans.

The cash outlays for these acquisitions and mortgage notes were funded primarily from proceeds from the Company’s at-the-market equity offering program, proceeds from borrowings under the unsecured credit facilities, and proceeds from the disposition of real estate assets. See Note 3 to the Condensed Consolidated Financial Statements for more information on these acquisitions.

Dispositions

During the first nine months of 2011, the Company disposed of three medical office buildings in which the Company had an aggregate net investment of approximately $9.4 million. Net cash proceeds from these dispositions were used to repay outstanding balances on the Unsecured Credit Facility due 2012. See Note 3 to the Condensed Consolidated Financial Statements for more details on these dispositions.

Potential Dispositions

In the fourth quarter of 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which are classified as held for sale, was approximately $8.2 million at September 30, 2011 and the aggregate contractual rent on the facilities is approximately $0.7 million per quarter. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in an expected net aggregate gain of approximately $9.1 million. The Company previously reported that it expected the sales to close during the third quarter of 2011; however, the Company now expects that these sales will close in 2012.

Additionally, the Company expects to redeploy cash from other property sales and mortgage repayments into new investments. To the extent revenues related to these property sales or mortgage repayments exceed revenues from these new investments, the Company’s results of operations and cash flows could be adversely affected.

Development Activity

The Company had several ongoing development projects at September 30, 2011 with aggregate project budgets totaling approximately $668.2 million, including five construction projects, seven construction mortgage loans and eight properties in the process of stabilization subsequent to construction as detailed in the table below.

(Dollars in thousands)	Number of Properties	Amount Funded During Three Months Ended Sept. 30, 2011	Total Amount Funded Through Sept. 30, 2011	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction in progress	5	$28,809	$134,716	$63,424	$198,140	587,758
Mortgage construction loans	7	8,836	48,202	177,097	225,299	489,931
Stabilization in progress	8	2,166	237,192	7,608	244,800	808,140
Land held for development	—	—	20,773	—	—	—

Total	20	$39,811	$440,883	$248,129	$668,239	1,885,829

As of September 30, 2011, the Company had four medical office buildings and one inpatient facility under construction with estimated completion dates ranging from the fourth quarter of 2011 to the third quarter of 2012. One of the four medical office buildings, with an estimated budget of $92.2 million, was substantially completed in October 2011 and placed into service. Earlier completion dates, shorter stabilization periods and higher rental rates will result in improved results of operations and cash flows, while lagging completion dates, longer stabilization periods and lower rental rates will result in less favorable results of operations and cash flows.

The Company expects that the remaining funding commitments totaling $177.1 million on the seven construction loans at September 30, 2011, of which $171.6 million related to the two mortgage notes affiliated with Mercy Health, will be funded during the remainder of 2011 through 2013.

At September 30, 2011, the Company had eight properties that it had previously developed that are in the process of stabilization. In the aggregate, the properties were approximately 33% leased and 19% occupied at September 30, 2011, with tenant improvement activities occurring in suites that were leased but not yet occupied by the tenants. The Company’s remaining funding commitments on these properties at September 30, 2011 related to tenant improvements. Because these properties are not stabilized, they generated a net operating loss of approximately $0.9 million and $2.7 million, respectively, for the three and nine months ended September 30, 2011. Also, one of the properties in stabilization, with an investment of approximately $85.7 million as of September 30, 2011, has been open and in service for twelve months as of August 2011. Accordingly, the Company ceased capitalizing interest which resulted in higher interest expense in the third quarter of 2011 of approximately $0.7 million as compared to the second quarter of 2011. Additionally, the Company expects that interest expense in the fourth quarter of 2011 will be approximately $0.4 million higher as compared to the third quarter 2011 from not capitalizing interest on the project.

At-The-Market Equity Offering Program

Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. During the nine months ended September 30, 2011, the Company sold 11,648,700 shares of common stock under this program at prices ranging from $20.27 per share to $23.63 per share, generating approximately $251.6 million in net proceeds. No shares have been sold under this program since July 31, 2011, with 2,791,300 authorized shares remaining to be sold under the current sales agreements.

The proceeds from these sales were generally used to fund the Company’s investment activities, redeem the 8.125% Senior Notes due 2011 and repay balances outstanding under the Unsecured Credit Facility due 2012.

New Unsecured Credit Facility

On October 14, 2011, the Company replaced the Unsecured Credit Facility due 2012 with a new $700 million Unsecured Credit Facility that matures in October 2015 and may be extended for one additional year at the Company’s option. The new Unsecured Credit Facility is currently priced approximately 135 basis points lower than the previous facility, which would result in over $2 million in reduced interest payments per annum, based on the outstanding balance at September 30, 2011.

Expiring Leases and Financial Support Agreements

Master leases on five of the Company’s properties expired during the first nine months of 2011. Three of the tenants renewed their leases, and, on the remaining two buildings, the Company assumed the subtenant leases and management of the properties’ operations. The aggregate net operating income on the five buildings is expected to be approximately $0.8 million per quarter lower than under the previous master leases. In addition to these five properties, one other master leased property, whose lease was set to expire during the fourth quarter of 2011, was sold in the third quarter of 2011, as discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements.

Five master leases, relating to single tenant properties, are scheduled to expire during 2012 as follows:

•

During the third quarter of 2011, a lease on one 48,000 square foot property was extended for 10 years. The terms of the 10 year extension, which begins upon expiration of the current lease in June 2012, includes a lease rate reduction of approximately $28,000 per month, with annual lease rate increases;

•

An agreement has been reached but not executed on an 81,000 square foot property whose master lease expires in August 2012. The amended lease will extend the maturity of the lease for an additional 10 years and will include a lease rate reduction of approximately $51,000 per month upon execution of the amended lease with lease rate increases every three years;

•

An agreement has been reached but not executed on a 12,000 square foot property whose master lease expires in February 2012. The amended lease will extend the maturity of the lease for an additional two years at the same lease rate with annual lease rate increases; and

•

Negotiations are on-going relating to the renewal of the remaining two master leased properties. One property is 14,000 square feet with a lease that matures in July 2012 and the other property is 110,000 square feet with a lease that matures in July 2012.

Financial support payments totaling approximately $0.5 million per quarter on two of the Company’s properties in New Orleans expired on September 30, 2011. This concludes the series of payments totaling $8.6 million received by the Company since Hurricane Katrina struck in August 2005. The Company’s total investment in the two buildings was approximately $10.8 million ($6.3 million, net) at September 30, 2011. The buildings, which aggregate approximately 136,155 square feet, are adjacent to the former Methodist Hospital in East New Orleans which has remained closed since Hurricane Katrina struck in August 2005. The City of New Orleans purchased the hospital and formed a partnership with a health system to open and operate the hospital in the future, which the Company expects will provide additional occupancy in the buildings.

The Company generally expects 15-20% of the leases in the multi-tenanted portfolio to expire each year. During the first nine months of 2011, 238 of the leases in the Company’s multi-tenanted buildings expired. Approximately 88% of these leases were renewed or the tenants continue to occupy the space. In the aggregate, the Company expects that the operations on these multi-tenanted properties will not be significantly impacted by these expirations.

Ladco

Regarding its relationship with Ladco, the Company has terminated all contractual relationships with Ladco, other than as a lender, and all property management, leasing, administration, and accounting functions have been transitioned from Ladco to the Company. As of September 30, 2011, the Company had six mortgage notes with outstanding principal balances of approximately $51.8 million remaining with Ladco, excluding the mortgage note receivable related to the construction in progress consolidated by the Company during the third quarter as discussed in Notes 1 and 6 of the Company’s Condensed Consolidated Financial Statements. In October 2011, the Company took ownership of two land parcels in Des Moines, Iowa which secured approximately $4.4 million in mortgage notes. These land parcels will be consolidated by the Company in the fourth quarter and classified as land held for development on the Company’s Condensed Consolidated Balance Sheet. Further, on October 21, 2011, a Ladco-affiliated construction mortgage note with $2.2 million outstanding at September 30, 2011 was repaid in full by the borrower with proceeds from the sale of the property securing the loan. Also, on October 21, 2011, another Ladco-affiliated property securing a $3.7 million mortgage loan was sold and the mortgage was assigned to the buyer. As part of the assignment of the note, the buyer made a $0.5 million principal payment on the note.

As discussed in more detail in Note 6 to the Company’s Condensed Consolidated Financial Statements, the Company took control of a construction project with Ladco under a mortgage loan arrangement when the Company became aware of the financial instability of the general contractor, an affiliate of Ladco. The Company engaged an unrelated third-party contractor and began consolidating the project during the third quarter of 2011. The building under construction is 100% leased to a AA- rated health system, with the lease commencing upon completion. The lease also provides the tenant with an option to purchase the project at completion.

Ladco also served as developer on two wholly-owned medical office buildings that are being constructed by the Company. During the third quarter of 2011, the Company engaged an unrelated third-party contractor when it became aware of the financial instability of the general contractor, an affiliate of Ladco. The Company continues to fund the construction of these two projects, which are included in construction in progress on the Company’s Consolidated Balance Sheets.

The Company does not expect an adverse financial impact from the consolidation of the South Dakota construction project or from the transitions to the new contractor.

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

Management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, and gains from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.

The comparability of FFO for the three and nine months ended September 30, 2011 to the same periods in 2010 was affected by the various acquisitions and dispositions of the Company’s real estate portfolio and the results of operations of the portfolio from period to period. Other items that impacted the comparability of FFO are discussed below:

•

impairment charges recognized for the three and nine months ended September 30, 2011 totaled $1.6 million and $1.7 million, respectively, or $0.02 per diluted share, related to two properties sold during 2011, compared to impairment charges totaling $7.4 million, or $0.12 per diluted share, recognized for the three and nine months ended September 30, 2010 related to a property sold and a property classified as held for sale during 2010;

•

increased interest expense for the three and nine months ended September 30, 2011 compared to the same period in 2010 of approximately $2.0 million, or $0.03 per diluted common share, and $9.7 million, or $0.13 per diluted common share, respectively, due primarily to the issuance of the Senior Notes due 2021 in the fourth quarter of 2010;

•

a decrease in interest and other income, net for the nine months ended September 30, 2011 compared to the same period in 2010 due to proceeds received in the second quarter of 2010 from the settlement of disputes with former tenants of approximately $1.2 million, or $0.02 per diluted common share;

•

losses on the extinguishment of debt of approximately $2.0 million, or $0.03 per diluted common share, recognized during the nine months ended September 30, 2011, compared to $0.5 million, or $0.01 per diluted common share, recognized during the nine months ended September 30, 2010 from the redemption of the Senior Notes due 2011 during the first quarter of 2011 and the partial redemption of the Senior Notes due 2011 during 2010; and

•

the effect of issuing common shares under the at-the-market equity offering program resulted in a reduction of FFO per share for 2011 compared to 2010. The Company issued 1,360,900 and 11,648,700 common shares, respectively, under the at-the-market equity offering program for the three and nine months ended September 30, 2011 and issued 852,000 and 3,411,200 common shares, respectively, under the at-the-market equity offering program for the three and nine months ended September 30, 2010. The Company also issued 1,847,500 common shares under the at-the-market equity offering program in the fourth quarter of 2010.

The table below reconciles FFO to net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Net Income (Loss) Attributable to Common Stockholders	$647	$(3,248)	$(3,131)	$7,820

Gain on sales of real estate properties	(1,357)	(4,092)	(1,393)	(8,313)
Real estate depreciation and amortization	21,709	18,075	62,173	52,843

Total adjustments	20,352	13,983	60,780	44,530

Funds from Operations	$20,999	$10,735	$57,649	$52,350

Funds from Operations per Common Share - Basic	$0.28	$0.17	$0.81	$0.85

Funds from Operations per Common Share - Diluted	$0.27	$0.17	$0.79	$0.84

Weighted Average Common Shares Outstanding - Basic	76,139,055	62,369,773	71,478,463	61,232,810

Weighted Average Common Shares Outstanding - Diluted	77,177,114	63,424,706	72,570,555	62,269,413

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The Company’s results of operations for the three months ended September 30, 2011 compared to the same period in 2010 were significantly impacted by acquisitions, dispositions and impairments of properties, as well as higher interest expense.

	Three Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2011	2010	$	%
REVENUES
Master lease rent	$14,049	$13,303	$746	5.6%
Property operating	57,078	47,716	9,362	19.6%
Straight-line rent	1,109	639	470	73.6%
Mortgage interest	1,776	601	1,175	195.5%
Other operating	2,067	2,128	(61)	-2.9%

	76,079	64,387	11,692	18.2%

EXPENSES
General and administrative	5,530	4,243	1,287	30.3%
Property operating	30,851	26,681	4,170	15.6%
Impairment	—	1,259	(1,259)	-100.0%
Bad debt, net	(353)	39	(392)	-1005.1%
Depreciation	19,959	16,975	2,984	17.6%
Amortization	2,214	1,237	977	79.0%

	58,201	50,434	7,767	15.4%

OTHER INCOME (EXPENSE)
Interest expense	(17,928)	(15,923)	(2,005)	-12.6%
Interest and other income, net	205	187	18	9.6%

	(17,723)	(15,736)	(1,987)	12.6%

INCOME (LOSS) FROM CONTINUING OPERATIONS	155	(1,783)	1,938	108.7%

DISCONTINUED OPERATIONS
Income from discontinued operations	690	485	205	42.3%
Impairments	(1,551)	(6,102)	4,551	-74.6%
Gain on sales of real estate properties	1,357	4,092	(2,735)	-66.8%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	496	(1,525)	2,021	132.5%

NET INCOME (LOSS)	651	(3,308)	3,959	119.7%

Less: Net (income) loss attributable to noncontrolling interests	(4)	60	(64)	-106.7%

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$647	$(3,248)	$3,895	119.9%

EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders - Basic	$0.01	$(0.05)	$0.06	120.0%

Net income (loss) attributable to common stockholders - Diluted	$0.01	$(0.05)	$0.06	120.0%

Total revenues from continuing operations for the three months ended September 30, 2011 increased $11.7 million, or 18.2%, compared to the same period in 2010, mainly for the reasons discussed below:

•

Master lease rental income increased $0.7 million, or 5.6%. Master lease rental income increased approximately $1.7 million as a result of the Company’s 2010 acquisitions and approximately $0.3 million from contractual rent increases. These increases were partially offset by reductions of approximately $0.7 million related to properties whose master leases had expired and the Company began recognizing the underlying tenant rents and approximately $0.5 million from the expiration of replacement rent from an operator.

•

Property operating income increased $9.4 million, or 19.6%, due mainly to the recognition of additional revenue of approximately $8.0 million from the Company’s 2010 and 2011 real estate acquisitions and approximately $0.1 million from properties that were previously under construction that commenced operations during 2010. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $0.4 million in additional income in 2011 compared to 2010, with the remainder of the increase of approximately $0.9 million resulting mainly from new leasing activity and annual rent increases.

•	Straight-line rent increased $0.5 million, or 73.6%, due mainly to leases subject to straight-lining on properties acquired in 2010 and 2011.

•	Mortgage interest increased $1.2 million, or 195.5%, due mainly to interest earned on new mortgage notes and additional fundings on existing mortgage notes.

Total expenses for the three months ended September 30, 2011 increased $7.8 million, or 15.4%, compared to the same period in 2010, mainly for the reasons discussed below:

•	General and administrative expenses increased $1.3 million, or 30.3%, due mainly to additional compensation costs of approximately $0.7 million and project costs of approximately $0.5 million.

•

Property operating expense increased $4.2 million, or 15.6%, due mainly to the recognition of additional expenses totaling approximately $3.8 million related to the Company’s 2010 and 2011 real estate acquisitions and $0.4 million from properties that were previously under construction that commenced operations during 2010.

•	An impairment charge totaling $1.3 million was recognized in 2010 related to one property that was classified as held for sale and subsequently reclassified to held for use.

•

Depreciation expense increased $3.0 million, or 17.6%, due mainly to approximately $2.3 million in additional depreciation recognized related to the Company’s 2010 and 2011 real estate acquisitions and $0.2 million related to properties previously under construction that commenced operations during 2010. The remaining $0.5 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.

•	Amortization expense increased $1.0 million, or 79.0%, due mainly to lease intangibles of properties acquired in 2010 and 2011.

Other income (expense) for the three months ended September 30, 2011 changed unfavorably by $2.0 million, or 12.6%, compared to the same period in 2010 due to an increase in interest expense relating mainly to the issuance of the Senior Notes due 2021 in December 2010 and additional interest related to debt assumed as part of the Company’s 2011 acquisitions, offset partially by a reduction of interest expense in 2011 from the repayment of the Senior Notes due 2011 in March 2011.

Income from discontinued operations for the three months ended September 30, 2011 totaled $0.5 million compared to a loss from discontinued operations for the three months ended September 30, 2010 of $1.5 million, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of September 30, 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The Company’s results of operations for the nine months ended September 30, 2011 compared to the same period in 2010 were significantly impacted by acquisitions, dispositions and impairments of properties during the period, higher interest expense, and losses recognized related to the redemption of the Senior Notes due 2011.

	Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2011	2010	$	%
REVENUES
Master lease rent	$43,312	$41,056	$2,256	5.5%
Property operating	163,280	140,008	23,272	16.6%
Straight-line rent	3,536	1,989	1,547	77.8%
Mortgage interest	5,250	1,708	3,542	207.4%
Other operating	6,425	6,399	26	0.4%

	221,803	191,160	30,643	16.0%

EXPENSES
General and administrative	16,469	12,513	3,956	31.6%
Property operating	87,423	75,116	12,307	16.4%
Impairment	—	1,259	(1,259)	-100.0%
Bad debt, net	(80)	(438)	358	81.7%
Depreciation	57,928	49,582	8,346	16.8%
Amortization	5,753	3,869	1,884	48.7%

	167,493	141,901	25,592	18.0%

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(1,986)	(480)	(1,506)	313.8%
Interest expense	(57,546)	(47,803)	(9,743)	20.4%
Interest and other income, net	636	1,799	(1,163)	-64.6%

	(58,896)	(46,484)	(12,412)	26.7%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,586)	2,775	(7,361)	-265.3%

DISCONTINUED OPERATIONS
Income from discontinued operations	1,791	2,878	(1,087)	-37.8%
Impairments	(1,698)	(6,102)	4,404	72.2%
Gain on sales of real estate properties	1,393	8,313	(6,920)	-83.2%

INCOME FROM DISCONTINUED OPERATIONS	1,486	5,089	(3,603)	-70.8%

NET INCOME (LOSS)	(3,100)	7,864	(10,964)	-139.4%

Less: Net income attributable to noncontrolling interests	(31)	(44)	13	-29.5%

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,131)	$7,820	$(10,951)	-140.0%

EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders - Basic	$(0.04)	$0.13	$(0.17)	-130.8%

Net income (loss) attributable to common stockholders - Diluted	$(0.04)	$0.13	$(0.17)	-130.8%

Total revenues from continuing operations for the nine months ended September 30, 2011 increased $30.6 million, or 16.0%, compared to the same period in 2010, mainly for the reasons discussed below:

•

Master lease income increased $2.3 million, or 5.5%. Master lease rental income increased approximately $5.0 million as a result of the Company’s 2010 acquisitions and increased approximately $0.7 million from contractual rent increases. These increases to master lease rent were partially offset by reductions of approximately $2.7 million related to properties whose master leases had expired and the Company began recognizing the underlying tenant rents and approximately $0.7 million from the expiration of replacement rent from an operator.

•

Property operating income increased $23.3 million, or 16.6%, due mainly to the recognition of additional revenue of approximately $20.5 million from the Company’s 2010 and 2011 real estate acquisitions and approximately $0.2 million from properties that were previously under construction that commenced operations during 2010. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $1.4 million in additional property operating income in 2011 compared to 2010, with the remainder of the increase of approximately $1.2 million mainly resulting from new leasing activity and annual rent increases.

•

Straight-line rent increased $1.5 million, or 77.8%, due mainly to straight-line rent recognized on leases subject to straight-lining from properties acquired in 2010 and 2011 of approximately $2.0 million, partially offset by a decrease in straight-line rent due to leases that are recognizing straight-line rent expense of $0.5 million.

•

Mortgage interest increased $3.5 million, or 207.4%, due mainly to interest earned on new mortgage notes and additional fundings on existing mortgage notes of approximately $4.3 million, partially offset by a reduction in interest of approximately $0.8 million from the repayment of mortgage notes.

Total expenses for the nine months ended September 30, 2011 increased $25.6 million, or 18.0%, compared to the same period in 2010, mainly for the reasons discussed below:

•

General and administrative expenses increased $4.0 million, or 31.6%. Compensation-related costs increased approximately $2.1 million, travel costs increased approximately $0.6 million and pursuit costs increased approximately $0.9 million. Also, expenses for 2011 compared to 2010 increased due to a one-time reversal of expense recorded in 2010 of approximately $0.5 million relating to a change in the named executive officer benefit arrangement upon retirement.

•

Property operating expense increased $12.3 million, or 16.4%, due mainly to the recognition of additional expenses totaling approximately $9.3 million related to the Company’s 2010 and 2011 real estate acquisitions and $1.1 million from properties that were previously under construction that commenced operations during 2010. Property operating expense also increased approximately $0.5 million for properties whose master leases expired and the Company began incurring the underlying operating expenses of the buildings, increased approximately $0.6 million related to higher general maintenance and repair expense and increased approximately $0.5 million due to higher utility expenses.

•	An impairment charge totaling $1.3 million was recognized in 2010 related to one property that was classified as held for sale and subsequently reclassified to held for use.

•

Depreciation expense increased $8.3 million, or 16.8%, due mainly to approximately $6.0 million in additional depreciation recognized related to the Company’s 2010 and 2011 real estate acquisitions and $1.2 million related to properties previously under construction that commenced operations during 2010. The remaining $1.1 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.

•

Amortization expense increased $1.9 million, or 48.7%, due mainly to additional amortization expense recognized related to lease intangibles acquired with the Company’s 2010 and 2011 real estate acquisitions.

Other income (expense) for the nine months ended September 30, 2011 changed unfavorably by $12.4 million, or 26.7%, compared to the same period in 2010, mainly for the reasons discussed below:

•

The Company recognized a $2.0 million loss from the early extinguishment of the Senior Notes due 2011 in March 2011 and recognized a $0.5 million loss from the early extinguishment of a portion of the Senior Notes due 2011 in 2010.

•	Interest expense increased $9.7 million, or 20.4%, due to the following:

•	approximately $17.7 million from the issuance of the Senior Notes due 2021 in December 2010;

•	approximately $1.3 million from the mortgage notes assumed as part of the real estate acquisitions in 2010 and 2011;

•	approximately $1.3 million from a reduction in capitalized interest; and

•	approximately $1.2 million due to a higher weighted average balance on the Unsecured Credit Facility due 2012; offset by

•	a decrease of approximately $11.6 million due mainly to the redemption of the Senior Notes due 2011 in March 2011.

•

Interest and other income, net decreased approximately $1.2 million, or 64.6%, due mainly to proceeds received in 2010 of approximately $1.1 million related to the cash settlement of disputes with former tenants.

Income from discontinued operations totaled $1.5 million and $5.1 million, respectively, for the nine months ended September 30, 2011 and 2010, which includes the results of operations, impairments, and gains on sale related to assets classified as held for sale or disposed of as of September 30, 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s primary sources of cash include rent and interest receipts from its real estate and mortgage portfolio based on contractual arrangements with its tenants and sponsors, borrowings under its credit facilities, proceeds from the sales of real estate properties or the repayments of mortgage notes receivable or proceeds from public or private debt or equity offerings, including the at-the-market equity offering program. The Company’s primary uses of cash include dividend distributions, debt service payments, including principal and interest, real estate investments, including acquisitions and construction advances, as well as property operating and general and administrative expenses. These sources and uses of cash are detailed in the table below, as well as in the Company’s Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended		Change
(Dollars in thousands)	Sept. 30, 2011	Sept. 30, 2010	$	%
Cash and cash equivalents, beginning of period	$113,321	$5,851	$107,470	1836.8%
Cash provided by operating activities	67,246	68,975	(1,729)	-2.5%
Cash used in investing activities	(251,848)	(156,868)	(94,980)	60.5%
Cash provided by financing activities	75,335	93,219	(17,884)	-19.2%

Cash and cash equivalents, end of period	$4,054	$11,177	$(7,123)	-63.7%

Operating Activities

Cash flows provided by operating activities remained fairly consistent for the nine months ended September 30, 2011 compared to the same period in 2010 with a slight decrease from $69.0 million in 2010 to $67.2 million in 2011. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices.

Investing Activities

Cash flows used in investing activities increased during the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to the origination and funding of mortgage notes receivables.

Financing Activities

Cash flows provided by financing activities decreased during the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to the redemption of the Senior Notes due 2011.

Contractual Obligations

The Company monitors its contractual obligations to ensure funds are available to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of September 30, 2011, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2011 through 2012 are included in the table below. At September 30, 2011, the Company had no purchase or long-term capital lease obligations.

(Dollars in thousands)	2011	2012	Total
Long-term debt obligations, including interest (1)	$11,004	$248,367	$259,371
Operating lease commitments (2)	1,072	4,335	5,407
Construction in progress (3)	42,533	17,746	60,279
Tenant improvements (4)	—	—	—
Construction loan obligations (5)	24,464	92,837	117,301
Pension obligations (6)	—	—	—

Total contractual obligations	$79,073	$363,285	$442,358

(1)	Includes estimated interest due on total debt other than on the Unsecured Credit Facility due 2012. Note 4 to the Company’s Condensed Consolidated Financial Statements provides more detail on the Company’s notes and bonds payable.
(2)	Includes primarily the corporate office lease and ground leases related to various properties for which the Company is currently making payments.
(3)	The table above includes cash flow projections for the remainder of 2011 and 2012 related to the construction of the five buildings currently in construction in progress but does not include budgeted amounts on those projects that are designated for tenant improvements which the Company is not obligated to fund until tenant leases are executed.
(4)	The Company has various first-generation tenant improvement budgeted amounts remaining as of September 30, 2011 of approximately $27.7 million related to properties developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company cannot predict when or if these amounts will be expended and, therefore, has not included estimated fundings in the table above.
(5)	The Company’s remaining funding commitment as of September 30, 2011 on seven construction loans. Not included in the table above is an additional $59.8 million that the Company expects will be funded in 2013 on two of the construction loans.
(6)	At December 31, 2010, the last measurement date, one employee, the Company’s chief executive officer, was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.9 million as of December 31, 2010. However, because the Company’s chief executive officer has no present intention to retire, the Company has not projected when the retirement benefits would be paid to the officer in this table. At September 30, 2011, the Company had recorded a $16.9 million liability, included in other liabilities, related to its pension plan obligations.

As of September 30, 2011, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 47.0%. The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations. In accordance with this definition, the Company’s earnings from continuing operations for the nine months ended September 30, 2011 were insufficient to cover its fixed charges by approximately $11.0 million, with a ratio of 0.83 to 1.00. However, the Company’s earnings calculated in accordance with its fixed charge covenant ratio under its Unsecured Credit Facility due 2012, which is based on a rolling four quarter calculation, covered its fixed charges by 2.0 times.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2011, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

New Unsecured Credit Facility

On October 14, 2011, the Company replaced its Unsecured Credit Facility due 2012 with a new $700 million Unsecured Credit Facility that matures in October 2015. The new Unsecured Credit Facility is currently priced approximately 135 basis points lower than the previous facility, which would result in over $2 million in reduced interest payments per annum, based on the outstanding balance at September 30, 2011. At October 15, 2011, the Company had $187.0 million outstanding under the Unsecured Credit Facility, with a weighted average interest rate of approximately 1.74% and a remaining borrowing capacity of approximately $513.0 million.

Security Deposits and Letters of Credit

As of September 30, 2011, the Company had approximately $6.5 million in letters of credit, security deposits, debt service reserves or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.

Development Activity

The Company had several ongoing development projects at September 30, 2011, including five construction projects, seven mortgage construction loans and eight properties in the process of stabilization subsequent to construction. A summary of these development projects is detailed in the table below.

(Dollars in thousands)	Number of Properties	Amount Funded During Three Months Ended Sept. 30, 2011	Total Amount Funded Through Sept. 30, 2011	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction in progress	5	$28,809	$134,716	$63,424	$198,140	587,758
Mortgage construction loans	7	8,836	48,202	177,097	225,299	489,931
Stabilization in progress	8	2,166	237,192	7,608	244,800	808,140
Land held for development	—	—	20,773	—	—	—

Total	20	$39,811	$440,883	$248,129	$668,239	1,885,829

As of September 30, 2011, the Company had four medical office buildings and one inpatient facility under construction with estimated completion dates ranging from the fourth quarter of 2011 to the third quarter of 2012. One of the four medical office buildings, with an estimated budget of $92.2 million, was substantially completed in October 2011 and placed into service. Earlier completion dates, shorter stabilization periods and higher rental rates will result in improved results of operations and cash flows, while lagging completion dates, longer stabilization periods and lower rental rates will result in less favorable results of operations and cash flows.

The Company expects that the remaining funding commitments totaling $177.1 million on the seven construction loans at September 30, 2011, of which $171.6 million related to the two mortgage notes affiliated with Mercy Health, will be funded during the remainder of 2011 through 2013.

At September 30, 2011, the Company had eight properties that it had previously developed that are in the process of stabilization. In the aggregate, the properties were approximately 33% leased and 19% occupied at September 30, 2011, with tenant improvement activities occurring in suites that were leased but not yet occupied by the tenants. The Company’s remaining funding commitments on these properties at September 30, 2011 related to tenant improvements. Because these properties are not stabilized, they generated a net operating loss of approximately $0.9 million and $2.7 million, respectively, for the three and nine months ended September 30, 2011. Also, one of the properties in stabilization, with an investment of approximately $85.7 million as of September 30, 2011, has been open and in service for twelve months as of August 2011. Accordingly, the Company ceased capitalizing interest which resulted in higher interest expense in the third quarter of 2011 of approximately $0.7 million as compared to the second quarter of 2011. Additionally, the Company expects that interest expense in the fourth quarter of 2011 will be approximately $0.4 million higher as compared to the third quarter of 2011 from not capitalizing interest on the project.

At-The-Market Equity Offering Program

Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. During the nine months ended September 30, 2011, the Company sold 11,648,700 shares of common stock under this program at prices ranging from $20.27 per share to $23.63 per share, generating approximately $251.6 million in net proceeds. No shares have been sold under this program since July 31, 2011, with 2,791,300 authorized shares remaining to be sold under the current sales agreements.

The proceeds from these sales were generally used to fund the Company’s investment activities, redeem the 8.125% Senior Notes due 2011 and repay balances outstanding under the Unsecured Credit Facility due 2012.

Dividends

The Company paid quarterly dividends during the first nine months of 2011 of $0.30 per share per quarter. On November 1, 2011, the Company’s Board of Directors declared a common stock cash dividend for the three months ended September 30, 2011 of $0.30 per share, payable on December 1, 2011 to shareholders of record on November 17, 2011. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.

Liquidity

Net cash provided by operating activities was $67.2 million and $69.0 million for the nine months ended September 30, 2011 and 2010, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors. The Company’s leases, which provide its main source of income and cash flow have terms of approximately one to 20 years and generally have annual fixed rate increases or annual increases based on consumer price indices.

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

Impact of Inflation

Inflation has not significantly affected the Company’s earnings due to the moderate inflation rate in recent years and the fact that approximately 75% of the Company’s leases and property operating agreements require tenants and sponsors to pay all or some portion of the increases in operating expenses, thereby reducing the Company’s risk of the adverse effects of inflation. In addition, inflation has the effect of increasing gross revenue the Company is to receive under the terms of certain leases and property operating agreements. Leases and property operating agreements vary in the remaining terms of obligations, further reducing the Company’s risk of any adverse effects of inflation. Interest payable under the Unsecured Credit Facility is calculated at a variable rate; therefore, the amount of interest payable under the Unsecured Credit Facility is influenced by changes in short-term rates, which tend to be sensitive to inflation. During periods where interest rate increases outpace inflation, the Company’s operating results should be negatively impacted. Conversely, when increases in inflation outpace increases in interest rates, the Company’s operating results should be positively impacted.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements for the impact of new accounting standards. The adoption of these new standards will not have a material impact on the Company’s results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended September 30, 2011, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December  31, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., were defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs, in the Circuit Court of Davidson County, Tennessee. The plaintiffs alleged that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and sought a refund of such overpayments. Plaintiffs were seeking up to $2.0 million, plus pre- and post-judgment interest and attorneys’ fees. The two leases were terminated by agreement in 2003. The Company denied that it was liable to the plaintiffs and filed a motion for summary judgment seeking dismissal of the case. The court granted the Company’s motion for summary judgment and the case was dismissed with prejudice by order entered on July 20, 2011. On August 11, 2011, the plaintiffs filed a notice of appeal with the Tennessee Court of Appeals. No schedule for briefing or oral arguments has yet been established. The Company believes the trial court’s dismissal of the case should be affirmed but can provide no assurance as to the outcome of the appeal.

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

Item 6. Exhibits.

Exhibit	Description

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (3)

Exhibit 4.3	Form of 5.125% Senior Note Due 2014 (3)

Exhibit 4.4	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (4)

Exhibit 4.5	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto) (4)

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.7	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto) (5)

Exhibit 10.1	Credit Agreement, dated as of October 14, 2011, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders named therein (6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.
(6)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2011 and hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Executive Vice President and Chief Financial Officer

Date: November 1, 2011

Exhibit Index

Exhibit	Description

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (1)

Exhibit 4.2	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (3)

Exhibit 4.3	Form of 5.125% Senior Note Due 2014 (3)

Exhibit 4.4	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (4)

Exhibit 4.5	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto) (4)

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.7	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto) (5)

Exhibit 10.1	Credit Agreement, dated as of October 14, 2011, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders named therein (6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.
(6)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2011 and hereby incorporated by reference.