Form 10-Q/A
period 2011-09-30
HEALTHCARE REALTY TRUST INC
filed 2011-11-15
CIK 899749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 1, 2011 (the “Form 10-Q”), is to furnish the Interactive Data Files on Exhibit 101. No other changes have been made to the Form 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.

Item 6.  Exhibits.

Exhibit	Description

Exhibit 3.1*	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2 *	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1*	Specimen Stock Certificate (1)

Exhibit 4.2*	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (3)

Exhibit 4.3*	Form of 5.125% Senior Note Due 2014 (3)

Exhibit 4.4*	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (4)

Exhibit 4.5*	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto) (4)

Exhibit 4.6*	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.7*	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.9 thereto) (5)

Exhibit 10.1*	Credit Agreement, dated as of October 14, 2011, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders named therein (6)

Exhibit 11*	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1*	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2*	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.
(6)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2011 and hereby incorporated by reference.
*	These exhibits were previously included or incorporated by reference in the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 1, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

Date: November 15, 2011	By:	/s/ SCOTT W. HOLMES
Scott W. Holmes
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1*	Second Articles of Amendment and Restatement of the Company (1)

Exhibit 3.2 *	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1*	Specimen Stock Certificate (1)

Exhibit 4.2*	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee) (3)

Exhibit 4.3*	Form of 5.125% Senior Note Due 2014 (3)

Exhibit 4.4*	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee (4)

Exhibit 4.5*	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto) (4)

Exhibit 4.6*	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee (5)

Exhibit 4.7*	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.9 thereto) (5)

Exhibit 10.1*	Credit Agreement, dated as of October 14, 2011, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders named therein (6)

Exhibit 11*	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

Exhibit 31.1*	Certification of the Chief Executive Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2*	Certification of the Chief Financial Officer of Healthcare Realty Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.
(6)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2011 and hereby incorporated by reference.
*	These exhibits were previously included or incorporated by reference in the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 1, 2011.