Form 10-K
period 2011-12-31
HEALTHCARE REALTY TRUST INC
filed 2012-02-22
CIK 899749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2011) of the Registrant held by non-affiliates on June 30, 2011 was approximately $1,539,898,933.

As of January 31, 2012, 77,945,225 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2012 are incorporated by reference into Part III of this Report.

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

Real Estate Properties

As of December 31, 2011, the Company’s real estate property investments, excluding assets held for sale and including an investment in one unconsolidated joint venture, are shown in the table below. The Company’s real estate property investments by geographic area are shown in Note 2 to the Consolidated Financial Statements.

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%
Owned properties:
Multi-tenanted with occupancy leases
Medical office/outpatient	143	$1,728,610	59.9%	9,363	68.4%
Medical office - stabilization in progress	10	333,370	11.5%	1,095	8.0%
Other	2	19,691	0.7%	256	1.8%

	155	2,081,671	72.1%	10,714	78.2%
Master leases
Medical office/outpatient	21	188,115	6.5%	1,009	7.4%
Inpatient	14	335,746	11.7%	1,072	7.9%
Other	2	9,545	0.3%	91	0.7%

	37	533,406	18.5%	2,172	16.0%
Property operating agreements
Medical office/outpatient	6	72,538	2.5%	488	3.6%

	6	72,538	2.5%	488	3.6%
Construction in progress
Medical office/outpatient	2	23,178	0.8%	187	1.4%
Inpatient (1)	1	37,974	1.3%	114	0.8%
Land held for development	—	25,176	0.9%	—	—%

	3	86,328	3.0%	301	2.2%
Corporate property	—	14,675	0.5%	—	—%

	—	14,675	0.5%	—	—%

Total owned properties	201	2,788,618	96.6%	13,675	100.0%

Mortgage loans:
Medical office/outpatient	5	36,822	1.3%	—	—
Inpatient	1	20,559	0.7%	—	—
Other	1	40,000	1.4%	—	—

	7	97,381	3.4%	—	—

Unconsolidated joint venture:
Other	1	1,266	—%	—	—

	1	1,266	—%	—	—

Total real estate investments	209	$2,887,265	100.0%	13,675	100.0%

(1)	Includes one project in South Dakota that is a consolidated variable interest entity. See Note 4 to the Consolidated Financial Statements.

The following table details occupancy of the Company’s owned properties by facility type as of December 31, 2011 and 2010.

	Investment at Dec. 31, 2011 (1)	Percentage of	Occupancy (1)
	(in thousands)	Square Feet (1)	2011	2010
Medical office/outpatient	$2,345,811	88.8%	86%	86%
Inpatient	373,720	8.7%	100%	96%
Other	29,236	2.5%	76%	76%

Total	$2,748,767	100.0%	87%	87%

(1)	The investment and percentage of square feet columns include all owned real estate properties. The occupancy columns represent the percentage of total rentable square feet leased (including month-to-month and holdover leases), excluding 10 and 9 properties, respectively, in stabilization, 15 and 11 properties, respectively, classified as held for sale and three properties in construction in progress as of December 31, 2011 and 2010. Properties under financial support or master lease agreements are included at 100% occupancy. Upon expiration of these agreements, occupancy reflects underlying tenant leases in the building.

As of December 31, 2011, the weighted average remaining years to maturity pursuant to the Company’s long-term master leases, financial support agreements, and multi-tenanted occupancy leases were approximately 6.9 years, with expirations through 2029. The table below details the Company’s lease maturities as of December 31, 2011, excluding 15 properties classified as held for sale.

	Annualized Minimum	Number of Leases		Average
Expiration	Rents (1)	Multi-Tenanted	Master Leased	Percentage	Total
Year	(in thousands)	Properties	Properties	of Revenues	Square Feet
2012	$36,083	451	3	14.6%	1,480,717
2013	37,555	306	4	15.3%	1,399,989
2014	42,662	368	5	17.3%	1,715,197
2015	24,531	224	—	10.0%	1,028,778
2016	23,508	188	6	9.6%	919,638
2017	17,540	69	5	7.1%	819,114
2018	13,318	93	—	5.4%	622,952
2019	6,107	30	1	2.5%	214,214
2020	9,578	34	—	3.9%	334,253
2021	7,353	32	3	3.0%	352,011
Thereafter	27,751	44	10	11.3%	1,114,539

(1)	Represents the annualized minimum rents on leases in-place as of December 31, 2011, excluding the impact of potential lease renewals, future step-ups in rent, sponsor support payments under financial support agreements and straight-line rent.

The Company provided property management services for 150 healthcare-related properties nationwide, totaling approximately 10.3 million square feet at December 31, 2011. The Company’s portfolio of properties is focused predominantly on the medical office and outpatient sector of the healthcare industry and is diversified by geographic location, tenant and facility type.

Mortgage Notes Receivable

All of the Company’s mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loans are carried at amortized cost. Also, all of the Company’s mortgage notes receivable are secured by existing buildings or buildings under construction.

A summary of the Company’s mortgage notes receivable is shown in the table below:

(Dollars in thousands)	Balance at December 31, 2011	Balance at December 31, 2010
Construction mortgage notes (1)	$51,471	$17,979
Other mortgage notes	45,910	18,620

	$97,381	$36,599

(1)	Balance at December 31, 2010 includes unamortized fees of approximately $0.4 million.

Business Strategy

Healthcare Realty’s strategy is to own and operate medical office and other medical-related facilities that produce stable and growing rental income. Additionally, the Company provides a broad spectrum of services needed to own, develop, lease, finance and manage its portfolio of healthcare properties.

The Company focuses its portfolio on outpatient-related facilities located on or near the campuses of large acute care hospitals and associated with leading health systems because management views these facilities as stable, lower-risk real estate investments. According to the Centers for Medicare & Medicaid Services, the nation’s overall healthcare spending in 2010 was $2.6 trillion, representing 17.9% of the nation’s gross domestic product (“GDP”). Total healthcare spending is expected to grow and could reach an estimated 19.8% of GDP by 2020. Historically, more than half of the nation’s healthcare spending has been received by hospitals, physicians and other outpatient-related facility tenants. In addition to the consistent growth in demand for outpatient services, management believes that the Company’s diversity of tenants, which includes physicians of nearly two-dozen physician specialties, as well as surgery, imaging, and diagnostic centers, lowers the Company’s overall financial and operational risk.

The Company plans to continue to meet its liquidity needs, including funding investments in 2012, paying dividends, repaying maturing debt and funding other debt service, with available cash on hand, cash flows from operations, borrowings under its $700 million unsecured credit facility due 2015 (the “Unsecured Credit Facility”), proceeds from mortgage notes receivable repayments, proceeds from sales of real estate investments, or additional public capital market transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 and “Risk Factors” in Item 1A of this report for more discussion concerning the Company’s liquidity and capital resources.

Acquisitions and Dispositions

2011 Acquisitions

During 2011, the Company acquired approximately $155.7 million in real estate assets and funded $85.5 million in mortgage notes receivable. These acquisitions and mortgage notes were funded with borrowings on the unsecured credit facilities, proceeds from the Senior Notes due 2021 issued in December 2010, proceeds from real estate dispositions and mortgage note repayments, proceeds from the Company’s at-the-market equity offering program, and from the assumption of existing mortgage debt related to certain acquired properties. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.

2011 Dispositions

During 2011, the Company disposed of five real estate properties for approximately $19.6 million in net proceeds and recognized approximately $5.7 million in gains and approximately $1.7 million in impairments from the sale of the properties. Also, two mortgage notes receivable totaling approximately $17.2 million were repaid. Upon repayment of one of the mortgage notes receivables, the Company recognized a gain of $1.4 million that had been deferred from the original sale of the building to the borrower in 2006. Proceeds from these dispositions were used to repay amounts due under the Company’s unsecured credit facilities, to fund additional real estate investments, and for general corporate purposes. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.

2012 Acquisitions

In January 2012, the Company purchased a 58,295 square foot medical office building in South Dakota for $15.0 million. The property is 100% leased under a single absolute net lease with an affiliate of “AA-” rated Sanford Health, with a parent guarantee, and the lease expires in 2022. The property is connected to a new Sanford Health acute care hospital that is currently under construction.

In February 2012, the Company purchased a 23,312 square foot medical office building in North Carolina for $6.4 million. The property is 100% leased by two tenants, and the leases expire in 2019.

2012 Dispositions

In January 2012, the Company disposed of two medical office buildings located in Texas that were classified as held for sale and in which the Company had a $2.5 million net investment at December 31, 2011. The Company received approximately $3.4 million in consideration including a seller-financed $3.0 million mortgage note receivable.

In January 2012, the Company disposed of a medical office building located in Florida that was classified as held for sale and in which the Company had a $3.1 million net investment at December 31, 2011. The Company received approximately $7.2 million in proceeds, net of expenses incurred at the time of closing.

In January 2012, an inpatient facility under construction in South Dakota that was being funded by the Company through a mortgage note was sold. As a result, the Company’s mortgage note was repaid in full. The Company began consolidating the variable interest entity that owned the ongoing construction project in the third quarter of 2011 when the Company concluded it was the primary beneficiary of the entity, resulting in the elimination of the construction mortgage loan in the Consolidated Financial Statements. The balance in the construction project at December 31, 2011 was approximately $38.0 million. Amounts outstanding on the mortgage note receivable totaled approximately $34.9 million at December 31, 2011. The Company does not anticipate a material gain or loss in connection with the deconsolidation of the project.

Potential Dispositions

In the fourth quarter of 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which were classified as held for sale upon receiving notice of the purchase option exercise, was approximately $8.2 million at December 31, 2011, and the aggregate contractual rent on the facilities is approximately $0.7 million per quarter. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in an expected aggregate net gain of approximately $9.1 million. The Company expects the sales will close in 2012.

During the fourth quarter of 2011, management decided to sell seven properties in the Company’s portfolio. In connection with its planned disposal of these properties, the Company determined that the carrying value for four of these properties would not likely be fully recoverable upon sale. Accordingly, the Company recorded an aggregate impairment charge on these properties of approximately $4.7 million, reducing the aggregate net investment in the properties to approximately $6.7 million. Of the seven properties identified for disposal, four of the properties are located in Texas and three are located in Florida. Three of the seven properties were sold during January 2012, and the remaining four, two of which are under contract, are expected to be sold during 2012.

The Company may from time to time sell additional properties and redeploy cash from the property sales and mortgage repayments into investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these investments, the Company’s results of operations and cash flows could be adversely affected.

Purchase Options

In addition to the six skilled nursing facilities in Michigan and Indiana discussed above, the Company had $108.9 million in real estate properties at December 31, 2011 that were subject to exercisable purchase options that had not been exercised. On a probability-weighted basis, the Company estimates that less than one-third of these options might ever be exercised in the future. Purchase options on four properties in which the Company had an aggregate gross investment of approximately $68.7 million at December 31, 2011 become exercisable during 2012 and 2013. The Company does not believe it can reasonably estimate at this time the probability that these purchase options will be exercised in the future.

Development Activity

The Company had several development projects ongoing at December 31, 2011, including three construction projects, four construction mortgage loans and 10 properties in the process of stabilization subsequent to construction. See Note 14 to the Consolidated Financial Statements for more detail on these projects.

(Dollars in thousands)	Number of Properties	Amount Funded During Twelve Months Ended Dec. 31, 2011	Total Amount Funded Through Dec. 31, 2011	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction in progress (1)	3	$57,547	$61,152	$22,130	$83,282	300,614
Construction mortgage loans	4	48,609	51,472	165,722	217,194	473,431
Stabilization in progress	10	53,550	333,370	26,288	359,658	1,095,284
Land held for development	—	4,403	25,176	—	—	—

Total	17	$164,109	$471,170	$214,140	$660,134	1,869,329

(1)	Includes one construction mortgage loan that the Company was consolidating under consolidation accounting principles. The building under construction was sold by the owner in January 2012.

Contractual Obligations

As of December 31, 2011, the Company had long-term contractual obligations of approximately $2.3 billion, consisting primarily of $1.8 billion of long-term debt obligations (including related interest). For a more detailed description of these contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations,” in Item 7 of this report.

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

The financial performance of all of the Company’s properties is subject to competition from similar properties. The extent to which the Company’s properties are utilized depends upon several factors, including the number of physicians using or referring patients to the healthcare facility, healthcare employment, competitive systems of healthcare delivery, and the area’s population, size and composition. Private, federal and state health insurance programs and other laws and regulations may also have an effect on the utilization of the properties. Virtually all of the Company’s properties operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

Government Regulation

The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation at the federal, state, and local levels, including laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Law, False Claims Act, and Health Insurance Portability and Accountability Act of 1996. These laws and regulations establish, among other things, requirements for state licensure and criteria to participate in government-sponsored reimbursement programs, such as the Medicare and Medicaid programs. The Company’s leases generally require the tenant to comply with all applicable laws relating to the tenant’s use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs would have a material adverse effect on its ability to make lease payments and could impact facility revenues to the Company.

The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. Government healthcare spending has increased over time; however, changes from year to year in reimbursement methodology, rates and other regulatory requirements have resulted in a challenging operating environment for healthcare providers. Aggregate spending on government reimbursement programs for healthcare services is expected to continue to rise significantly over the next 20 years with the anticipated expansion of public insurance programs for the uninsured and senior populations. However, the profitability of providing care to the rising number of Medicare and Medicaid patients may decline, which could adversely affect tenants’ ability to make lease payments to the Company.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) were signed into law to provide for comprehensive reform of the United States healthcare system and extend health insurance benefits to the uninsured population, with the potential to alleviate high uncompensated care expense to healthcare providers. However, the law also increases regulatory scrutiny of providers by federal and state administrative authorities; lowers annual increases in Medicare payment rates prior to expanding coverage to the uninsured; and will gradually implement significant cost-saving measures to lower the growth of healthcare spending, while also requiring improved access and quality of care, thus presenting the industry and its individual participants with uncertainty. The Health Reform Law has been ruled both constitutional and unconstitutional in whole or in part by certain federal district courts and courts of appeal. The degree to which it is implemented, if at all, will ultimately be decided by the United States Supreme Court, which is expected to issue a decision on the constitutionality of the Health Reform Law in 2012. These varied reforms could affect the economic performance of some or all of the Company’s tenants and borrowers. The Company cannot predict the degree to which these changes may affect the economic performance of the Company, positively or negatively.

In November 2011, the Joint Select Committee on Deficit Reduction, created pursuant to the Budget Control Act of 2011, announced that it was unable to reach agreement on $1.2 trillion in deficit reduction measures. The bipartisan Joint Select Committee had been tasked with agreeing upon the deficit reduction measures in order to avoid automatic $1.2 trillion across-the-board cuts, including automatic cuts of up to 2% for Medicare and other federal healthcare programs. If implemented, these reductions could result in lower reimbursement rates that may affect the economic performance of some or all of the Company’s tenants.

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

Legislative Developments

Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation currently under consideration or recently enacted include:

•	the Health Reform Law;

•	proposals to repeal the Health Reform Law in whole or in part;

•	proposals by individual states to opt out of the Health Reform Law in whole or in part;

•

cost-saving measures by federal and state governments to reduce budget deficits and lower Medicare and Medicaid spending growth, including federal budget-wide cuts of 2% currently planned for January 2013;

•

quality control, cost containment, and payment system refinements for Medicaid, Medicare and other public funding, such as expansion of pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•

reform of the Medicare physician fee-for-service reimbursement formula that dictates annual updates in Medicare payment rates for physician services, including significant reductions in the sustainable growth rate. Congress is considering legislation to continue its practice of extending or increasing physician payment rates, whether through a short-term fix or a more long-term solution;

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

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property (such as the Company) may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, under, or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and injuries to persons and adjacent property). Most, if not all, of these laws, ordinances and regulations contain stringent enforcement provisions including, but not limited to, the authority to impose substantial administrative, civil, and criminal fines and penalties upon violators. Such laws often impose liability, without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances, and may be imposed on the owner in connection with the activities of a tenant or operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or lease such property or to borrow using such property as collateral. A property can also be negatively impacted either through physical contamination, or by virtue of an adverse effect on value, from contamination that has or may have emanated from other properties.

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

Employees

As of December 31, 2011, the Company employed 260 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.

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

For purposes of determining whether the five or fewer test (but not the share ownership test) is met, any stock held by a qualified trust (generally pension plans, profit-sharing plans and other employee retirement trusts) is, generally, treated as held directly by the trust’s beneficiaries in proportion to their actuarial interests in the trust and not as held by the trust.

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

•

Second, at least 95% of the Company’s gross income (excluding gross income from certain sales of property held as inventory or primarily for sale in the ordinary course of business) must be derived from: dividends; interest; “rents from real property”; gain (excluding gross income from certain sales of property held as inventory or primarily for sale in the ordinary course of business) from the sale or other disposition of, and certain other gross income related to, real property (including interests in real property and in mortgages on real property); and gain from the sale or other disposition of stock and securities.

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

•

Of the investments included in the 25% asset class, except for TRS, (i) the value of any one issuer’s securities owned by the Company may not exceed 5% of the value of the Company’s total assets, (ii) the Company may not own more than 10% of any one issuer’s outstanding voting securities and (iii) the Company may not hold securities having a value of more than 10% of the total value of the outstanding securities of any one issuer. Securities issued by affiliated qualified REIT subsidiaries (“QRS”), which are corporations wholly owned by the Company, either directly or indirectly, that are not TRS, are not subject to the 25% of total assets limit, the 5% of total assets limit or the 10% of a single issuer’s voting securities limit or the 10% of a single issuer’s value limit. Additionally, “straight debt” and certain other exceptions are not “securities” for purposes of the 10% of a single issuer’s value test. The existence of QRS are ignored, and the assets, income, gain, loss and other attributes of the QRS are treated as being owned or generated by the Company, for federal income tax purposes. The Company currently has 76 subsidiaries and other affiliates that it employs in the conduct of its business.

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

Distribution Requirement

In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount equal to or greater than the excess of (a) the sum of (i) 90% of the Company’s “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and the Company’s net capital gain) and (ii) 90% of the net income (after tax on such income), if any, from foreclosure property, over (b) the sum of certain non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). These requirements may be waived by the IRS if the Company establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax described below. To the extent that the Company does not distribute all of its net long-term capital gain and all of its “real estate investment trust taxable income,” it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make “required distributions” to its stockholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year and paid during the following January will be treated as having been paid and received on December 31 of such earlier year. The Company’s distributions for 2011 were adequate to satisfy its distribution requirement.

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

Failure to Qualify as a REIT

If the Company was to fail to qualify for federal income tax purposes as a REIT in any taxable year, and the relief provisions were found not to apply, the Company would be subject to tax on its taxable income at regular corporate rates (plus any applicable alternative minimum tax). Distributions to stockholders in any year in which the Company failed to qualify would not be deductible by the Company nor would they be required to be made. In such event, to the extent of current and/or accumulated earnings and profits, all distributions to stockholders would be taxable as qualified dividend income, including, presumably, subject to the 15% maximum rate on dividends created by the Jobs and Growth Tax Relief Reconciliation Act of 2003, and, subject to certain limitations in the Code, eligible for the 70% dividends received deduction for corporations that are REIT stockholders. However, this reduced rate for qualified dividend income is set to expire for taxable years beginning after December 31, 2012. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company’s incurring substantial indebtedness (to the extent borrowings were feasible) or liquidating substantial investments in order to pay the resulting taxes.

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

Capital Gain Dividends

As long as the Company continues to qualify as a REIT, distributions made by the Company after December 31, 2005, that are attributable to gain from the sale or exchange by the Company of any USRPI will not be treated as effectively connected with the conduct of a trade or business in the United States. Instead, such distributions will be treated as REIT dividends that are not capital gains and will not be subject to the branch profits tax as long as the Non-U.S. Stockholder does not hold greater than 5% of the stock of the Company at any time during the one-year period ending on the date of the distribution. Non-U.S. Stockholders who hold more than 5% of the stock of the Company will be treated as if such gains were effectively connected with the conduct of a trade or business in the United States and generally subject to the same capital gains rates applicable to U.S. stockholders but, unless a reduced treaty rate applies, will be subject to withholding at the rate of 35% of the gross distribution. If the 35% withholding exceeds the actual tax due, the Non-U.S. Stockholder may file a claim for a refund with the IRS. In addition, corporate Non-U.S. Stockholders may also be subject to the 30% branch profits tax.

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

Capital gains not subject to FIRPTA will nonetheless be taxable in the United States to a Non-U.S. Stockholder in two cases:

•

if the Non-U.S. Stockholder’s investment in the stock of the Company is effectively connected with a U.S. trade or business conducted by such Non-U.S. Stockholder, the Non-U.S. Stockholder will be subject to the same treatment as a U.S. stockholder with respect to such gain; or

•

if the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, the nonresident alien individual will be subject to the same treatment as a U.S. Stockholder with respect to such gain.

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

Committee Charters

The Board of Directors has an Audit Committee, Compensation Committee, Corporate Governance Committee and Executive Committee. The Board of Directors has adopted written charters for each committee, except for the Executive Committee, which are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any stockholder who requests a copy.

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

The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future.

As of December 31, 2011, the Company had approximately $1.4 billion of outstanding indebtedness. The Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was 47.8% at December 31, 2011. Covenants under the Unsecured Credit Facility and the indenture governing the Company’s senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flow from operations to the payment of indebtedness, thereby reducing the funds available to implement the Company’s business strategy and to make distributions to stockholders. A high level of indebtedness could also:

•	potentially limit the Company’s ability to adjust rapidly to changing market conditions in the event of a downturn in general economic conditions or in the real estate and/or healthcare industries;

•	potentially impair the Company’s ability to obtain additional debt financing or require potentially dilutive equity to fund obligations and carry out its business strategy; and

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

Owning real estate and indirect interests in real estate is subject to inherent risks.

The Company’s operating performance and the value of its real estate assets are subject to the risk that if its properties do not generate revenues sufficient to meet its operating expenses, including debt service, the Company’s cash flow and ability to pay dividends to shareholders will be adversely affected.

The Company may decide or may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sale at rates of return equal to the return received on the properties sold.

At December 31, 2011, the Company had approximately $108.9 million in real estate properties, or 3.9% of the Company’s real estate property investments, that were subject to exercisable purchase options held by lessees or financial support agreement sponsors that had not been exercised. Other properties have purchase options that will become exercisable in the future. The exercise of these purchase options exposes the Company to reinvestment risk. Certain properties subject to purchase options are producing returns above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the proceeds of sale at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and a corresponding material adverse effect on the Company’s business and financial condition, the Company’s ability to make distributions to its stockholders, and the market price of its common stock.

The Company’s real estate investments are illiquid and the Company may not be able to sell properties strategically targeted for disposition.

Because real estate investments are relatively illiquid, the Company’s ability to adjust its portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including debt service (if any), real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result in reduced earnings and could have an adverse effect on the Company’s financial condition. In addition, the Company may not be able to sell properties targeted for disposition, including properties held for sale, due to adverse market conditions. This may negatively affect, among other things, the Company’s ability to sell properties on favorable terms, execute its operating strategy, repay debt or pay dividends.

The Company is subject to risks associated with the development of properties.

As of December 31, 2011, the Company had approximately $471.2 million invested in construction in progress, construction mortgage loans, stabilization in progress and land held for development. The Company’s estimated remaining funding obligations on the projects in construction in progress, construction mortgage loans and stabilization in progress was approximately $214.1 million at December 31, 2011. The Company is subject to certain risks associated with the development of properties including the following:

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

•

Time required to initiate and complete the construction of a property and to lease up a completed development property may be greater than originally anticipated, thereby adversely affecting the Company’s cash flow and liquidity;

•	Occupancy rates and rents of a completed development property may not be sufficient to make the property profitable to the Company; and

•	Favorable capital sources to fund the Company’s development activities may not be available when needed.

From time to time the Company may make material acquisitions and developments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations.

The Company regularly pursues potential transactions to acquire or develop additional assets in order to grow stockholder value. Future acquisitions could require the Company to issue equity securities, incur debt or other contingent liabilities or amortize expenses related to other intangible assets, any of which could adversely impact the Company’s financial condition or results of operations. In addition, equity or debt financing required for such acquisitions may not be available at favorable times or rates.

The Company’s acquired, developed and existing real estate properties may not perform in accordance with management’s expectations because of many factors including the following:

•	The Company’s purchase price for acquired facilities may be based upon a series of market or building-specific judgments which may be incorrect;

•	The costs of any maintenance or improvements for properties might exceed budgeted costs;

•	The Company may incur unexpected costs in the acquisition, construction or maintenance of real estate assets that could impact its expected returns on such assets; and

•	Leasing of real estate properties may not occur within expected time frames or at expected rental rates.

Further, the Company can give no assurance that acquisition and development opportunities that meet management’s investment criteria will be available when needed or anticipated.

The Company may incur impairment charges on its real estate properties or other assets.

The Company performs an annual impairment review on its real estate properties in the third quarter of every fiscal year. In addition, the Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. The decision to sell a property also requires the Company to assess the potential for impairment. At some future date, the Company may determine that an impairment has occurred in the value of one or more of its real estate properties or other assets. In such an event, the Company may be required to recognize an impairment loss which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s expiring long-term master leases may not be extended.

Long-term master leases that are expiring may not be extended. To the extent these properties have vacancies or subleases at lower rates upon expiration, income may decline if the Company is not able to re-let the properties at rental rates that are as high as the former rates. The Company has three properties under master lease agreements that will expire during 2012 which had an aggregate net operating income of approximately $2.0 million during 2011.

Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s financial condition and results of operations.

The terms of the Unsecured Credit Facility, the indentures governing the Company’s outstanding senior notes and other debt instruments that the Company may enter into in the future are subject to customary financial and operational covenants. These provisions include, among other things: a limitation on the incurrence of additional indebtedness; limitations on mergers, investments, acquisitions, redemptions of capital stock, transactions with affiliates; and maintenance of specified financial ratios. The Company’s continued ability to incur debt and operate its business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit the Company’s operational flexibility, as well as defaults resulting from a breach of any of these covenants in its debt instruments, could have a material adverse effect on the Company’s financial condition and results of operations.

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

As of December 31, 2011, the Company had 105 properties, representing an aggregate net investment of approximately $1.3 billion that were held under long-term ground leases. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit physician tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures to attract new tenants, then the Company’s business, financial condition and results of operations would be adversely affected.

A portion of the Company’s leases will mature over the course of any year. For more specific information concerning the Company’s expiring leases, see “Expiring Leases” on page 31 of this Annual Report on Form 10-K. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If it is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected, or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

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

A change to the Company’s current dividend payment may have an adverse effect on the market price of the Company’s stock.

The ability of the Company to pay dividends is dependent upon its ability to maintain funds from operations and cash flow, to make accretive new investments and to access capital. There can be no assurance that the Company will continue to pay dividends at current amounts, or at all. A failure to maintain dividend payments at current levels could result in a reduction of the market price of the Company’s stock.

Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments.

The healthcare service industry may be affected by the following:

•	trends in the method of delivery of healthcare services;

•	competition among healthcare providers;

•

lower increases in reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;

•	availability of capital;

•	credit downgrades;

•	liability insurance expense;

•	regulatory and government reimbursement uncertainty resulting from the Health Reform Law;

•

health reform initiatives to address healthcare costs through expanded pay-for-performance criteria, value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•

federal and state government plans to reduce budget deficits by lowering healthcare provider Medicare and Medicaid payment rates, while requiring increased patient access to care, but prior to expanding public benefits to the uninsured and senior populations;

•

congressional efforts to reform the Medicare physician fee-for-service formula that dictates annual updates in payment rates for physician services, including significant reductions in the sustainable growth rate, whether through a short-term fix or a more long-term solution;

•	scrutiny and formal investigations by federal and state authorities;

•	prohibitions on additional types of contractual relationships between physicians and the healthcare facilities and providers to which they refer, and related information-collection activities;

•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;

•	increased regulation to limit medical errors and conditions acquired inside health facilities and improve patient safety;

•	heightened health information technology standards for healthcare providers;

•	potential tax law changes affecting non-profit providers; and

•	enhanced facility requirements related to accessibility by persons with disabilities, as well as structural retrofitting for earthquakes and other disasters.

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

In addition to the properties described under Item 1, “Business,” in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from an unrelated third party for its headquarters, which are located at 3310 West End Avenue in Nashville, Tennessee. The Company’s office lease, which expires on October 31, 2020, covers approximately 30,934 square feet of rented space with base rental escalations of approximately 3.25% annually and an additional base rental increase possible beginning in 2015 conditioned on changes in CPI. The lease also provides the Company with a right of first offer to purchase the building if the current landlord were to decide to sell the property. The Company’s base rent for 2011 was approximately $0.7 million.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” As of December 31, 2011, there were approximately 1,273 stockholders of record. The following table sets forth the high and low sales prices per share of common stock and the dividend declared and paid per share of common stock related to the periods indicated.

	High	Low	Dividends Declared and Paid per Share
2011
First Quarter	$23.73	$20.24	$0.30
Second Quarter	23.53	19.92	0.30
Third Quarter	21.29	13.83	0.30
Fourth Quarter (Payable on March 1, 2012)	19.39	16.04	0.30

2010
First Quarter	$24.57	$19.61	$0.30
Second Quarter	25.24	20.47	0.30
Third Quarter	24.69	21.36	0.30
Fourth Quarter	25.00	20.06	0.30

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations, cash flows, and to make accretive new investments.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about the Company’s common stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2007 Employees Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	425,196	—	1,440,416

Equity compensation plans not approved by security holders	—	—	—

Total	425,196	—	1,440,416

(1)	The Company’s outstanding rights relate only to its 2000 Employee Stock Purchase Plan. The Company is unable to ascertain with specificity the number of securities to be used upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements of the Company:

	Years Ended December 31,
(Dollars in thousands except per share data)	2011	2010 (1)	2009 (1)	2008 (1)	2007 (1) (2)
Statement of Operations Data:
Total revenues	$296,649	$255,674	$242,801	$201,933	$185,788
Total expenses	$222,502	$189,799	$180,186	$153,180	$133,942
Other income (expense)	$(77,204)	$(63,787)	$(39,351)	$(35,586)	$(46,850)

Income (loss) from continuing operations	$(3,057)	$2,088	$23,264	$13,167	$4,996
Discontinued operations	$2,873	$6,159	$27,884	$28,593	$55,084

Net income (loss)	$(184)	$8,247	$51,148	$41,760	$60,080
Less: Net income attributable to noncontrolling interests	$(30)	$(47)	$(57)	$(68)	$(18)

Net income (loss) attributable to common stockholders	$(214)	$8,200	$51,091	$41,692	$60,062

Per Share Data:
Basic earnings per common share:
Income (loss) from continuing operations	$(0.04)	$0.03	$0.40	$0.26	$0.10
Discontinued operations	$0.04	$0.10	$0.48	$0.55	$1.16

Net income (loss) attributable to common stockholders	$0.00	$0.13	$0.88	$0.81	$1.26

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.04)	$0.03	$0.39	$0.25	$0.10
Discontinued operations	$0.04	$0.10	$0.48	$0.54	$1.14

Net income (loss) attributable to common stockholders	$0.00	$0.13	$0.87	$0.79	$1.24

Weighted average common shares outstanding - Basic	72,720,147	61,722,786	58,199,592	51,547,279	47,536,133

Weighted average common shares outstanding - Diluted	72,720,147	62,770,826	59,047,314	52,564,944	48,291,330

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$2,788,618	$2,571,605	$2,225,327	$2,001,724	$1,696,630
Real estate properties, net	$2,271,871	$2,086,964	$1,791,693	$1,634,364	$1,351,173
Mortgage notes receivable	$97,381	$36,599	$31,008	$59,001	$30,117
Assets held for sale and discontinued
operations, net	$28,650	$23,915	$17,745	$90,233	$15,639
Total assets	$2,521,022	$2,357,309	$1,935,764	$1,864,780	$1,495,492
Notes and bonds payable	$1,393,537	$1,407,855	$1,046,422	$940,186	$785,289
Total equity	$1,004,806	$842,740	$790,148	$796,247	$631,995
Other Data:
Funds from operations - Basic and Diluted (3)	$84,682	$79,084	$97,904	$86,323	$80,244
Funds from operations per common share - Basic (3)	$1.16	$1.28	$1.68	$1.67	$1.69
Funds from operations per common share - Diluted (3)	$1.15	$1.26	$1.66	$1.64	$1.66
Cash flows from operations	$105,032	$80,835	$103,214	$105,251	$90,938
Quarterly dividends paid	$89,270	$75,821	$91,385	$81,301	$101,137
Quarterly dividends declared and paid per common share	$1.20	$1.20	$1.54	$1.54	$2.09
Special dividend declared and paid per common share	$—	$—	$—	$—	$4.75

(1)	The years ended December 31, 2010, 2009, 2008 and 2007 are restated to conform to the discontinued operations presentation for 2011. See Note 5 to the Consolidated Financial Statements for more information on the Company’s discontinued operations at December 31, 2011.
(2)	The Company completed the sale of its senior living assets in 2007 and paid a $4.75 per share special dividend with a portion of the proceeds.

(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for a discussion of funds from operations (“FFO”), including why the Company presents FFO and a reconciliation of net income attributable to common stockholders to FFO. FFO and FFO per share for 2010, 2009, 2008, and 2007 have been restated to add back impairments of real estate assets to net income attributable to common stockholders in calculating FFO as discussed in more detail in MD&A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This report and other materials Healthcare Realty has filed or may file with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company’s current plans and expectations and future financial condition and results.

Such risks and uncertainties include, among other things, the following:

•	The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future;

•

The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings could have an adverse effect on the Company’s ability to meet its debt payments, make dividend payments to stockholders or engage in acquisition and development activity;

•	The Company’s business operations may not generate the cash needed to service debt or fund planned capital expenditures;

•	Owning real estate and indirect interests in real estate is subject to inherent risks;

•

The Company may decide or may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sale at rates of return equal to the return received on the properties sold;

•	The Company’s real estate investments are illiquid and the Company may not be able to sell properties consistent with its operating strategy;

•	The Company is subject to risks associated with the development of properties;

•	From time to time, the Company may make material acquisitions and developments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations;

•	The Company may incur impairment charges on its real estate properties or other assets;

•	The Company’s long-term master leases and financial support agreements may expire and not be extended;

•	Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s financial condition and results of operations;

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

•	Many of the Company’s properties are held under long-term ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties;

•

If the Company is unable to re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures to attract new tenants, then the Company’s business, financial condition and results of operations would be adversely affected;

•	Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adapted to other uses;

•	A change to the Company’s current dividend payment may have an adverse effect on the market price of the Company’s stock;

•	Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the value of its investments;

•	The Company is exposed to risks associated with entering new geographic markets;

•	The Company may experience uninsured or underinsured losses related to casualty or liability;

•	Failure to maintain its status as a REIT, even in one taxable year, could cause the Company to reduce its dividends dramatically; and

•	If lenders under the Unsecured Credit Facility fail to meet their funding commitments, the Company’s financial position would be negatively impacted.

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

Overview

Business Overview

Healthcare Realty’s strategy is to own and operate medical office and other medical-related facilities that produce stable and growing rental income. Additionally, the Company provides a broad spectrum of services to develop, lease, finance and manage its portfolio of healthcare properties. The Company focuses its portfolio on outpatient-related facilities located on or near the campuses of large acute care hospitals and associated with leading health systems because management views these facilities as stable, lower-risk real estate investments. The Company’s diversity of geography and tenants, which includes nearly two-dozen physician specialties, as well as surgery, imaging, and diagnostic centers, helps mitigate exposure to credit risk, changes in tenant clinical practice, reimbursement levels, and fluctuating economic conditions.

Substantially all of the Company’s revenues are derived from operating lease rentals on its real estate properties and interest earned on outstanding notes receivable. These sources of revenue represent the Company’s primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, general and administrative costs such as compensation and office rent, as well as other expenses incurred in connection with managing its existing portfolio and acquiring additional properties. To the extent additional investments are not funded by these sources, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from its unsecured credit facility due 2015 (the “Unsecured Credit Facility”).

Executive Overview

During 2011, the Company acquired $155.7 million in real estate properties, acquired or originated $85.5 million in mortgage loans, funded $79.4 million related to its construction projects and funded $19.2 million in existing mortgage loans. Management continues to see investment opportunities across the country, some of which involve healthcare systems seeking outside capital and expertise and others involving third-parties or developers monetizing their holdings or seeking a capital partner. The Company generally expects to see a capitalization rate of 6.5% to 8.5% on new single asset investments. However, capitalization rates can vary greatly due to a variety of factors, including growth prospects, age of the asset, occupancy, location, affiliation with health systems and other factors. In addition, assets that are part of a portfolio will generally result in lower capitalization rates.

The results of operations for 2011 as compared to 2010 were negatively impacted by interest expense which increased $10.3 million in 2011 compared to 2010. In advance of the May 2011 repayment of its outstanding $278.2 million of senior notes (the “Senior Notes due 2011”), the Company took advantage of the low interest rate environment in December 2010 to issue $400 million in 5.75% Senior Notes due 2021 which were used to repay the outstanding balance on the unsecured credit facility due 2012 and pre-fund the repayment of the Senior Notes due 2011. As a result of this opportunistic issuance of the Senior Notes due 2021, the Company effectively paid approximately four months of interest on both the Senior Notes due 2021 and the Senior Notes due 2011 during 2011 that otherwise would not have been paid.

At December 31, 2011, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 47.8% and its borrowings outstanding under the Unsecured Credit Facility totaled $212.0 million with a capacity remaining under its financial covenants of approximately $488.0 million.

Trends and Matters Impacting Operating Results

Management monitors factors and trends important to the Company and REIT industry in order to gauge the potential impact on the operations of the Company. Discussed below are some of the factors and trends that management believes may impact future operations of the Company.

2011 Acquisitions

During 2011, the Company acquired approximately $155.7 million in real estate assets and funded $85.5 million in mortgage notes receivable. These acquisitions and mortgage notes were funded with borrowings on the unsecured credit facilities, proceeds from the Senior Notes due 2021 issued in December 2010, proceeds from real estate dispositions and mortgage note repayments, proceeds from the Company’s at-the-market equity offering program, and from the assumption of existing mortgage debt related to certain acquired properties. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.

Development Activity

The Company had several development projects ongoing at December 31, 2011, including three construction projects, four construction mortgage loans and 10 properties in the process of stabilization subsequent to construction. See Note 14 to the Consolidated Financial Statements for more detail on these projects.

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

Beyond the current commitments, the Company has no new development starts planned. However, the Company is regularly in discussions with health systems, developers and others that could lead to attractive development opportunities. The Company will consider these projects in light of existing obligations, the acquisition environment, capital availability and cost, and other factors.

Dispositions and Impairments

During 2011, the Company disposed of five real estate properties for approximately $19.6 million in net proceeds and recognized approximately $5.7 million in gains and approximately $1.7 million in impairments from the sale of the properties. Also, two mortgage notes receivable totaling approximately $17.2 million were repaid. Upon repayment of one of the mortgage notes receivables, the Company recognized a gain of $1.4 million that had been deferred from the original sale of the building to the borrower in 2006. Proceeds from these dispositions were used to repay amounts due under the Company’s unsecured credit facilities, to fund additional real estate investments, and for general corporate purposes. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.

In addition to the $1.7 million in impairments recorded during 2011 from the sales of properties, the Company recorded an additional $5.0 million in impairments related to properties placed into held for sale during 2011.

2012 Acquisitions

In January 2012, the Company purchased a 58,295 square foot medical office building in South Dakota for $15.0 million. The property is 100% leased under a single absolute net lease with an affiliate of “AA-” rated Sanford Health, with a parent guarantee, and the lease expires in 2022. The property is connected to a new Sanford Health acute care hospital that is currently under construction.

In February 2012, the Company purchased a 23,312 square foot medical office building in North Carolina for $6.4 million. The property is 100% leased by two tenants, and the leases expire in 2019.

2012 Dispositions

In January 2012, the Company disposed of two medical office buildings located in Texas that were classified as held for sale and in which the Company had a $2.5 million net investment at December 31, 2011. The Company received approximately $3.4 million in consideration including a seller-financed $3.0 million mortgage note receivable.

In January 2012, the Company disposed of a medical office building located in Florida that was classified as held for sale and in which the Company had a $3.1 million net investment at December 31, 2011. The Company received approximately $7.2 million in proceeds, net of expenses incurred at the time of closing.

In January 2012, an inpatient facility under construction in South Dakota that was being funded by the Company through a mortgage note was sold. As a result, the Company’s mortgage note was repaid in full. The Company began consolidating the variable interest entity that owned the ongoing construction project in the third quarter of 2011 when the Company concluded it was the primary beneficiary of the entity, resulting in the elimination of the construction mortgage loan in the Consolidated Financial Statements. The balance in the construction project at December 31, 2011 was approximately $38.0 million. Amounts outstanding on the mortgage note receivable totaled approximately $34.9 million at December 31, 2011. The Company does not anticipate a material gain or loss in connection with the deconsolidation of the project.

Potential Dispositions

In the fourth quarter of 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which were classified as held for sale upon receiving notice of the purchase option exercise, was approximately $8.2 million at December 31, 2011, and the aggregate contractual rent on the facilities is approximately $0.7 million per quarter. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in an expected aggregate net gain of approximately $9.1 million. The Company expects the sales will close in 2012.

During the fourth quarter of 2011, management decided to sell seven properties in the Company’s portfolio. In connection with its planned disposal of these properties, the Company determined that the carrying value for four of these properties would not likely be fully recoverable upon sale. Accordingly, the Company recorded an aggregate impairment charge on these properties of approximately $4.7 million, reducing the aggregate net investment in the properties to approximately $6.7 million. Of the seven properties identified for disposal, four of the properties are located in Texas and three are located in Florida. Three of the seven properties were sold during January 2012, and the remaining four, two of which are under contract, are expected to be sold during 2012.

The Company may from time to time sell additional properties and redeploy cash from the property sales and mortgage repayments into investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these investments, the Company’s results of operations and cash flows could be adversely affected.

Purchase Options

As discussed in “Liquidity and Capital Resources,” certain of the Company’s leases include purchase option provisions, which if exercised, could require the Company to sell a property to a lessee or operator, which could have a negative impact on the Company’s future results of operations and cash flows.

Leasing Trends

Expiring Leases

Overall, the Company expects approximately 15%-20% of the leases in its multi-tenanted portfolio will expire each year. During 2011, 320 of the leases in the Company’s multi-tenanted buildings expired of which approximately 89% were renewed or the tenants continue to occupy the space. An additional 369 leases in the Company’s multi-tenanted portfolio will expire during 2012. Approximately 85% of the leases expiring in 2012 are located in buildings on hospital campuses. The 2012 expirations are distributed throughout the portfolio and are not concentrated with any one tenant, health system or location.

Master leases on five of the Company’s properties expired during 2011. Three of the tenants renewed their leases, and the Company assumed the subtenant leases and management of the other two properties’ operations. The aggregate net operating income on the five buildings is expected to be approximately $0.9 million per quarter lower than under the previous master leases. In addition to these five properties, one other master-leased property, whose lease was set to expire during the year, was sold.

Master leases on three, single-tenanted properties are scheduled to expire during 2012. An agreement (in principle) has been reached but not executed on one of the properties whose master lease expires in February 2012. The terms of the amended lease on this 12,000 square foot property will extend the expiration of the lease for an additional two years at the same lease rate with annual increases in the lease rate. Negotiations are on-going relating to the renewal of the remaining two master-leased properties. The properties include a 13,500 square foot property with a lease expiration in July 2012 and a 110,000 square foot property with a lease expiration in July 2012.

Financial support payments totaling approximately $0.5 million per quarter expired on September 30, 2011 on two of the Company’s properties in New Orleans. Since Hurricane Katrina struck in August 2005, the Company received a series of payments totaling $8.6 million under the financial support agreements. The Company’s total investment in the two buildings was approximately $11.0 million ($6.2 million, net) at December 31, 2011. The buildings, which aggregate approximately 136,155 square feet, are adjacent to the former Methodist Hospital in East New Orleans which has remained closed since Hurricane Katrina. The City of New Orleans purchased the hospital and formed a partnership with a health system to open and operate the hospital in the future, which the Company expects will provide additional occupancy in the buildings.

Lease Renewal Rates

Due to the non-fungible nature and high occupancy of the Company’s principal asset type – on-campus, medical office buildings – the Company continues to see positive re-leasing spreads across its portfolio. For newly executed leases in 2011, the quarterly weighted average rent increases ranged from 1.7% to 2.5%. The Company has seen these positive leasing spreads every quarter for several years and has been able to increase rents throughout the economic downturn.

Tenant Improvements

In most markets, subject to the terms of the lease, the Company may provide a tenant improvement allowance in the lease rental rate for the purpose of refurbishing or renovating second generation tenant space. Shorter-term leases (one to two years) generally do not involve a tenant improvement allowance. Where a tenant improvement allowance is offered, the typical allowance is approximately $1.00 per square foot per year of term. Tenant improvement allowances for first generation tenant space are approximately $40.00 to $50.00 per square foot.

If tenants spend more than the allowance, the Company generally offers the tenant the option to either amortize the overage over the lease term, with interest, or reimburse the overage to the Company in a lump sum. In either case, such overage reimbursements are amortized by the Company as rent over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company’s Statement of Operations and totaled approximately $0.5 million in 2011. The tenant overage amount amortized to rent in 2011 totaled approximately $2.9 million.

Leasing Commissions

The Company manages the majority of its real estate portfolio and handles most of its leasing in-house. In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company’s properties or prospective tenants. Where the Company does pay leasing commissions, the commission will generally equate to 4%-6% of the gross lease value for new leases. In 2011, the Company paid approximately $2.0 million in leasing commissions, which will be amortized to rent over the term of the lease.

Rent Concessions

Rent concessions are sometimes used to help induce a potential tenant or renewing tenant to lease space in the Company’s properties. In most cases, rent concessions are only offered with respect to currently vacant space. Concessions generally take the form of deferred rent. Such concessions, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Some markets have experienced softening in rates as general office and retail landlords seek medical tenants to help solve their vacancy issues. Driven also by reimbursement uncertainty and the introduction of tenant-representative real estate brokers, in recent quarters the Company has seen increased interest in rent concessions from its existing and prospective tenants. Rent concessions on the multi-tenant and stabilizing portfolio totaled approximately $1.3 million in 2011 and $0.6 million in 2010.

Discontinued Operations

As discussed in more detail in Note 1 to the Consolidated Financial Statements, a company must present the results of operations of real estate assets disposed of or held for sale as discontinued operations. Therefore, the results of operations from such assets are classified as discontinued operations for the current period, and all prior periods presented are restated to conform to the current period presentation. Readers of the Company’s Consolidated Financial Statements should be aware that each future disposal will result in a change to the presentation of the Company’s operations in the historical Consolidated Statements of Operations as previously filed. Such reclassifications to the Consolidated Statements of Operations will have no impact on previously reported net income attributable to common stockholders.

Other Items Impacting Operations

Several events that occurred in the fourth quarter of 2011 or will occur in the first quarter of 2012 may impact the Company’s operations and financial results in 2012:

•

The Company typically has higher general and administrative costs in the first quarter of every year as a result of the publication of its annual report and proxy. In addition, the Company records an expense related to the grant of employee stock purchase plan options every January. These items will likely increase general and administrative expenses by approximately $0.5 million in the first quarter.

•

Renewals of three master leases during the fourth quarter of 2011 were executed at slightly lower base lease rates. The impact of these renewals will initially lower master lease income and straight line rent by approximately $0.2 million per quarter.

•

In December 2011, the Company sold two properties in Massachusetts for $14.6 million and recorded a gain of $5.7 million. The sale of these two properties will reduce master lease income by nearly $0.4 million per quarter.

•

The Company’s utility costs are a large component of property operating expense and can vary widely quarter to quarter depending on weather conditions in areas where the Company owns and manages properties. For 2011, the average utility expense per quarter for the properties included in the Company’s same store analysis was approximately $5.1 million. Because of milder temperatures experienced throughout much of the country in the fourth quarter, the Company’s utility expense for those same properties was only $4.6 million. The Company cannot predict if these weather conditions will continue, so property operating expense in the first quarter of 2012 may be higher than the previous quarter’s results.

•

Fourth quarter 2011 results included partially reserved revenue that was recovered through a settlement with a former tenant. The settlement totaling approximately $0.4 million increased property operating income by approximately $0.3 million and reduced bad debt expense by approximately $0.1 million in the fourth quarter of 2011.

At-The-Market Equity Offering Program

Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The Company has not sold any shares under this program since July 2011. The following table details the shares sold under this program.

			Net
	Shares	Sales Price	Proceeds
Year	Sold	Per Share	(in millions)
2011	11,648,700	$20.27 - $23.63	$251.6
2010	5,258,700	$20.23 - $25.16	$117.7
2009	1,201,600	$21.62 - $22.50	$25.7

Unsecured Credit Facility

During the fourth quarter of 2011, the Company entered into a $700 million Unsecured Credit Facility that replaced its $550 million unsecured credit facility. The new facility matures in October 2015 and may be extended for one additional year at the Company’s option. The Unsecured Credit Facility is currently priced at 150 basis points over 30-day LIBOR on outstanding borrowings, with a 35 basis point annual facility fee on the total amount of commitments.

Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” The SEC indicated in 2003 that impairment charges (losses) could not be added back to net income attributable to common stockholders in calculating FFO. However, in late October 2011, NAREIT issued an alert indicating that the SEC staff recently advised NAREIT that it currently takes no position on the matter of whether impairment charges should be added back to net income to compute FFO, and NAREIT affirmed its original definition of FFO. For 2011, the Company is following the NAREIT definition to exclude impairment charges and has restated all prior periods to exclude impairment charges in calculating FFO and FFO per share to agree with the 2011 presentation.

The comparability of FFO for the year ended December 31, 2011 compared to 2010 was affected by the various acquisitions and dispositions of the Company’s real estate portfolio and the results of operations of the portfolio from period to period, as well as from the commencement of operations of properties that were previously under construction. Also, interest expense increased $10.3 million, or $0.14 per diluted common share, in 2011 compared to 2010 largely due to interest incurred from the issuance in December 2010 of the $400 million of Senior Notes due 2021 whose proceeds were partially used to pre-fund the redemption of the Senior Notes due 2011. The Company incurred interest on both senior note issuances for effectively four months of 2011. Other items that impacted the comparability of FFO are discussed below in Results of Operations.

Management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with generally accepted accounting principles (“GAAP”) assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.

The table below reconciles net income attributable to common stockholders to FFO for the three years ended December 31, 2011.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009
Net income (loss) attributable to common stockholders	$(214)	$8,200	$51,091
Gain on sales of real estate properties	(7,035)	(8,352)	(20,136)
Impairments	6,697	7,511	22
Real estate depreciation and amortization	85,234	71,725	66,927

Total adjustments	84,896	70,884	46,813

Funds from Operations - Basic and Diluted	$84,682	$79,084	$97,904

Funds from Operations per Common Share - Basic	$1.16	$1.28	$1.68

Funds from Operations per Common Share - Diluted	$1.15	$1.26	$1.66

Weighted Average Common Shares Outstanding - Basic	72,720,147	61,722,786	58,199,592

Weighted Average Common Shares Outstanding - Diluted	73,807,041	62,770,826	59,047,314

Results of Operations

2011 Compared to 2010

The Company’s results of operations for 2011 compared to 2010 were significantly impacted by higher interest expense in 2011 resulting from financing activities that occurred in late 2010 and 2011. Other items impacting the results of operations for 2011 are discussed below.

			Change
(Dollars in thousands, except per share data)	2011	2010	$	%
REVENUES
Master lease rent	$54,930	$52,262	$2,668	5.1%
Property operating	222,039	189,778	32,261	17.0%
Straight-line rent	4,771	2,627	2,144	81.6%
Mortgage interest	6,973	2,377	4,596	193.4%
Other operating	7,936	8,630	(694)	(8.0)%

	296,649	255,674	40,975	16.0%

EXPENSES
General and administrative	20,991	16,891	4,100	24.3%
Property operating	115,415	100,314	15,101	15.1%
Impairment	—	1,259	(1,259)	(100.0)%
Bad debt, net	(249)	(431)	182	(42.2)%
Depreciation	78,088	66,393	11,695	17.6%
Amortization	8,257	5,373	2,884	53.7%

	222,502	189,799	32,703	17.2%

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(1,986)	(480)	(1,506)	313.8%
Interest expense	(76,038)	(65,710)	(10,328)	15.7%
Interest and other income, net	820	2,403	(1,583)	(65.9)%

	(77,204)	(63,787)	(13,417)	21.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,057)	2,088	(5,145)	(246.4)%

DISCONTINUED OPERATIONS
Income from discontinued operations	2,535	4,059	(1,524)	(37.5)%
Impairments	(6,697)	(6,252)	(445)	7.1%
Gain on sales of real estate properties	7,035	8,352	(1,317)	(15.8)%

INCOME FROM DISCONTINUED OPERATIONS	2,873	6,159	(3,286)	(53.4)%

NET INCOME (LOSS)	(184)	8,247	(8,431)	(102.2)%
Less: Net income attributable to noncontrolling interests	(30)	(47)	17	(36.2)%

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(214)	$8,200	$(8,414)	(102.6)%

EARNINGS PER COMMON SHARE
Net income (loss) attributable to common stockholders - Basic	$0.00	$0.13	$(0.13)	(100.0)%

Net income (loss) attributable to common stockholders - Diluted	$0.00	$0.13	$(0.13)	(100.0)%

Total revenues from continuing operations increased mainly for the reasons discussed below:

• Master lease rental income increased approximately $6.8 million as a result of the acquisition of a 156,245 square foot building in Texas in December 2010. Also, the Company recognized additional income totaling approximately $0.8 million from annual contractual rent increases. These increases were partially offset by the expiration of an agreement with one operator in 2011 which provided to the Company replacement rent totaling approximately $1.2 million and a reduction of approximately $3.5 million related to nine properties whose master leases expired during 2010 and 2011. The Company began recognizing the underlying tenant rents in property operating income, for the underlying tenant leased space and is in the process of locating new tenants for any unoccupied space.

• Property operating income increased due mainly to the recognition of additional revenue of approximately $27.2 million from the Company’s 2010 and 2011 real estate acquisitions and approximately $0.4 million from properties that were previously under construction that commenced operations during 2010 and 2011. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $2.1 million in additional property operating income in 2011. Annual contractual rent increases, rent increases related to lease renewals and new leases executed with various tenants resulted in an additional $2.6 million of income in 2011.

• Straight-line rent increased due mainly to recognition of straight-line rental revenue on new leases from the Company’s 2010 and 2011 real estate acquisitions.

• Mortgage interest income increased due mainly to interest earned on new and existing mortgage notes.

• Other operating income decreased due mainly to the expiration of support payments under two property operating agreements on two properties in New Orleans totaling approximately $0.5 million.

Total expenses increased mainly for the reasons discussed below:

• General and administrative expenses increased for several reasons. Approximately $2.6 million of the increase was due to compensation-related expenses, approximately $0.5 million resulted from a one-time reversal in 2010 from a change in the named executive officer benefit arrangements upon retirement and approximately $0.5 million related to an increase in pension expense. The Company also incurred expenses related to potential acquisitions and developments of approximately $1.2 million and incurred additional professional fees of approximately $0.6 million. These increases are partially offset by certain general and administrative expenses allocated to the operations of recently acquired real estate properties totaling approximately $1.5 million.

• Property operating expense increased due mainly to the recognition of additional expenses totaling approximately $10.9 million from the Company’s 2010 and 2011 real estate acquisitions and $1.6 million from properties that were previously under construction that commenced operations during 2010 and 2011. Property operating expense also increased approximately $0.7 million for properties whose master leases expired, and the Company began incurring the underlying operating expenses of the buildings. Also, certain additional general and administrative expenses were allocated to the operations of recently acquired real estate buildings totaling approximately $1.5 million, and there was an overall increase of approximately $0.3 million in utility expense in 2011 compared to 2010.

• Impairment for 2010 includes a charge related to a building that the Company had classified as held for sale in 2010 and had recorded an impairment to reduce the carrying value of the building to its estimated fair market value less costs to sell. However, during 2011, the Company entered into a long-term lease on the building and reclassified it to held for use, resulting in a reclassification of the 2010 impairment charge from discontinued operations to continuing operations.

• Depreciation expense increased due mainly to additional depreciation recognized of approximately $8.0 million related to the Company’s real estate acquisitions in 2010 and 2011 and approximately $1.8 million related to properties previously under construction that commenced operations in 2010 and 2011. The remaining $1.9 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvements.

• Amortization expense increased due mainly to additional amortization of approximately $3.8 million due from the additional lease intangibles related to the Company’s real estate acquisitions in 2011, partially offset by certain intangibles becoming fully amortized totaling approximately $0.9 million.

Other income (expense) changed unfavorably mainly due to the reasons below:

• The Company recognized an additional $1.5 million loss on extinguishment of debt in 2011 compared to 2010. In 2011, the Company recognized a $2.0 million loss from the redemption of the Senior Notes due 2011 in March 2011 and in 2010 the Company recognized a $0.5 million loss relating to certain repurchases on the open market of the Senior Notes due 2011.

• Interest expense increased mainly due to interest incurred of approximately $22.4 million on the Senior Notes due 2021 issued in December 2010, a decrease in capitalized interest on development projects of approximately $1.8 million, interest expense incurred totaling approximately $1.9 million related to mortgage notes assumed as a part of the Company’s 2011 acquisitions and additional interest expense of approximately $1.6 million due to a higher weighted average principal balance on the Unsecured Credit Facility. These increases were partially offset by a decrease in interest of approximately $17.3 million from the redemption of the Senior Notes due 2011.

• Interest and other income, net decreased primarily due to cash settlements received from former tenants in 2010.

Income from discontinued operations totaled $2.9 million and $6.2 million, respectively, for the twelve months ended December 31, 2011 and 2010, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of December 31, 2011. The Company disposed of five properties in 2011 and disposed of nine properties in 2010 with 15 properties remaining that are classified as held for sale at December 31, 2011.

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

			Change
(Dollars in thousands, except per share data)	2010	2009	$	%
REVENUES
Master lease rent	$52,262	$50,719	$1,543	3.0%
Property operating	189,778	176,375	13,403	7.6%
Straight-line rent	2,627	2,135	492	23.0%
Mortgage interest	2,377	2,646	(269)	(10.2)%
Other operating	8,630	10,926	(2,296)	(21.0)%

	255,674	242,801	12,873	5.3%

EXPENSES
General and administrative	16,891	22,467	(5,576)	(24.8)%
Property operating	100,314	92,100	8,214	8.9%
Impairment	1,259	—	1,259	—
Bad debt, net	(431)	535	(966)	(180.6)%
Depreciation	66,393	59,794	6,599	11.0%
Amortization	5,373	5,290	83	1.6%

	189,799	180,186	9,613	5.3%

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(480)	—	(480)	—
Re-measurement gain of equity interest upon acquisition	—	2,701	(2,701)	(100.0)%
Interest expense	(65,710)	(43,080)	(22,630)	52.5%
Interest and other income, net	2,403	1,028	1,375	133.8%

	(63,787)	(39,351)	(24,436)	62.1%

INCOME FROM CONTINUING OPERATIONS	2,088	23,264	(21,176)	(91.0)%

DISCONTINUED OPERATIONS
Income from discontinued operations	4,059	7,770	(3,711)	(47.8)%
Impairments	(6,252)	(22)	(6,230)	28,318.2%
Gain on sales of real estate properties	8,352	20,136	(11,784)	(58.5)%

INCOME FROM DISCONTINUED OPERATIONS	6,159	27,884	(21,725)	(77.9)%

NET INCOME	8,247	51,148	(42,901)	(83.9)%
Less: Net income attributable to noncontrolling interests	(47)	(57)	10	(17.5)%

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,200	$51,091	$(42,891)	(84.0)%

EARNINGS PER COMMON SHARE
Net income attributable to common stockholders - Basic	$0.13	$0.88	$(0.75)	(85.2)%

Net income attributable to common stockholders - Diluted	$0.13	$0.87	$(0.74)	(85.1)%

Total revenues from continuing operations increased mainly for the reasons discussed below:

• Master lease rental income increased approximately $2.3 million as a result of the timing of the Company’s 2009 acquisitions. The Company also recognized master lease income of $1.6 million related to a new master lease agreement executed during 2009 on a property whose income was previously reported in property operating income and recognized a $1.1 million increase in annual contractual rent increases. These increases to master lease rent were partially offset by a reduction of approximately $3.2 million related to eight properties whose master leases expired during 2009 and 2010. The Company began recognizing the underlying tenant rents, generally in property operating income, for the underlying tenant leased space and is in the process of locating new tenants for any unoccupied space.

• Property operating income increased due mainly to the recognition of additional revenue of approximately $11.5 million from the Company’s 2009 and 2010 real estate acquisitions and approximately $0.8 million from properties that were previously under construction that commenced operations during 2009. Also, the Company began recognizing the underlying tenant rental income on properties whose master leases had expired, resulting in approximately $0.7 million in additional property operating income in 2010. Annual contractual rent increases, rent increases related to lease renewals and new leases executed with various tenants resulted in an additional $2.5 million of income in 2010. These increases in property operating income were partially offset by a $2.1 million decrease related to a property whose revenues were previously reported in property operating income, but are now reported in master lease income upon execution of a new master lease agreement with the tenant.

• Straight-line rent increased due mainly to recognition of straight-line rental revenue on new leases from the Company’s 2009 and 2010 real estate acquisitions.

• Other operating income decreased due mainly to the expiration of five property operating agreements totaling approximately $0.8 million and the expiration of an agreement with one operator in 2009 which provided to the Company replacement rent totaling approximately $1.3 million.

Total expenses increased due mainly to the reasons discussed below:

• General and administrative expenses decreased due mainly to a $3.6 million reduction in expense resulting from changes in benefits upon retirement for the named executive officers and a $1.9 million reduction in expense related to certain general and administrative expenses from recent acquisitions that were classified to property operating expense.

• Property operating expense increased due mainly to the recognition of additional expenses of approximately $4.3 million from the Company’s 2009 and 2010 real estate acquisitions and $2.6 million from properties that were previously under construction that commenced operations during 2009 and 2010. Property operating expense also increased approximately $1.5 million for properties whose master leases expired, and the Company began incurring the underlying operating expenses of the buildings. Further, certain additional general and administrative expenses allocated to recent real estate acquisitions totaling approximately $1.3 million were classified to property operating expense. These increases were partially offset by a decrease in legal fees and property taxes of approximately $1.2 million. Also, expenses of approximately $0.5 million that were recognized in 2009 related to a property were not recognized in 2010 due to the execution of a master lease agreement in the fourth quarter of 2009.

• An impairment charge was recorded in 2010 related to a building that the Company had classified as held for sale to reduce the carrying value of the building to its estimated fair market value less costs to sell. During 2011, the Company entered into a long-term lease on the building and reclassified it to held for use, resulting in a reclassification of the 2010 impairment charge from discontinued operations to continuing operations.

• Bad debt expense decreased due mainly to the collections or the reversals of previously reserved accounts receivable.

• Depreciation expense increased due mainly to additional depreciation recognized of approximately $2.7 million related to the Company’s real estate acquisitions in 2009 and 2010 and approximately $2.1 million related to properties previously under construction that commenced operations in 2009. The remaining $1.8 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvements.

Other income (expense) changed unfavorably mainly due to the reasons below:

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

• Interest expense increased mainly due to additional interest of approximately $18.5 million on the Senior Notes due 2017 issued in December 2009, interest of approximately $5.3 million on $80 million of mortgage debt entered into in December 2009, and interest of approximately $1.2 million on the Senior Notes due 2021 issued in December 2010. These increases were partially offset by decreases in interest of approximately $1.6 million from a lower average principal balance on the unsecured credit facility, $0.6 million from the repurchases of a portion of the Senior Notes due 2011 and 2014 and $0.3 million from an increase in capitalized interest on development properties.

Income from discontinued operations totaled $6.2 million and $27.9 million, respectively, for the twelve months ended December 31, 2010 and 2009, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of December 31, 2010. The Company disposed of nine properties in 2010 and disposed of seven properties in 2009 with 15 properties remaining that are classified as held for sale, as restated to agree to the 2011 discontinued operations presentation.

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

Sources and Uses of Cash

The Company’s primary sources of cash include rent and interest receipts from its real estate and mortgage portfolio based on contractual arrangements with its tenants, sponsors, and borrowers, borrowings under its credit facilities, proceeds from the sales of real estate properties or the repayments of mortgage notes receivable or proceeds from public or private debt or equity offerings. The Company’s primary uses of cash include dividend distributions, debt service payments, including principal and interest, real estate investments, including acquisitions and construction advances, as well as property operating and general and administrative expenses. These sources and uses of cash are detailed in the table below, as well as in the Company’s Consolidated Statements of Cash Flows.

	December 31,		Change
(Dollars in thousands)	2011	2010	$	%
Cash and cash equivalents, beginning of period	$113,321	$5,851	$107,470	1,836.8%
Cash provided by operating activities	105,032	80,835	24,197	29.9%
Cash used in investing activities	(294,668)	(350,430)	55,762	(15.9)%
Cash provided by financing activities	81,053	377,065	(296,012)	(78.5)%

Cash and cash equivalents, end of period	$4,738	$113,321	$(108,583)	(95.8)%

Operating Activities

Cash flows provided by operating activities increased from $80.8 million in 2010 to $105.0 million in 2011. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices.

Investing Activities

Cash flows used in investing activities decreased during the year ended December 31, 2011 compared to the same period in 2010 primarily due to a decrease in the volume of real estate acquisition and development activities.

Financing Activities

Cash flows provided by financing activities decreased during the year ended December 31, 2011 compared to the same period in 2010 primarily due to the redemption of the Senior Notes due 2011 during 2011, while the Company issued $400 million of Senior Notes due 2021 during 2010.

Contractual Obligations

The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments at December 31, 2011. At December 31, 2011, the Company had no long-term capital lease or purchase obligations.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$1,827,367	$75,169	$427,170	$471,824	$853,204
Operating lease commitments (2)	274,637	4,366	8,834	9,106	252,331
Construction in progress (3)	24,488	24,488	—	—	—
Tenant improvements (4)	—	—	—	—	—
Pension obligations (5)	—	—	—	—	—
Construction loan obligation (6)	165,722	84,642	81,080	—	—

Total contractual obligations	$2,292,214	$188,665	$517,084	$480,930	$1,105,535

(1)	The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility whose balance and interest rate may fluctuate from day to day. Excluded from the table above are the discount on the Senior Notes due 2014 of $0.4 million, the discount on the Senior Notes due 2017 of $1.5 million, the discount on the Senior Notes due 2021 of $2.9 million, and the discounts and premiums on 13 mortgage notes payable totaling approximately $3.7 million which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2011. The Company’s long-term debt principal obligations are presented in more detail in the table below.

(In millions)	Principal Balance at Dec. 31, 2011	Principal Balance at Dec. 31, 2010	Maturity Date	Contractual Interest Rates at December 31, 2010	Principal Payments	Interest Payments
Unsecured Credit Facility	$212.0	$—	10/15	LIBOR + 1.50%	At maturity	Quarterly
Senior Notes due 2011	—	278.2	—	8.125%	At maturity	Semi-Annual
Senior Notes due 2014	264.7	264.7	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017	300.0	300.0	1/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021	400.0	400.0	1/21	5.750%	At maturity	Semi-Annual
Mortgage notes payable	225.4	176.7	4/13-10/30	5.000%-7.625%	Monthly	Monthly

	$1,402.1	$1,419.6

(2)	Includes primarily the corporate office and ground leases, with expiration dates through 2101, related to various real estate investments for which the Company is currently making payments.
(3)	Includes cash flow projections related to the construction of three buildings, a portion of which relates to tenant improvements that will generally be funded after the core and shell of the building is completed. This amount includes $5.8 million of invoices that were accrued and included in the construction in progress on the Company’s Consolidated Balance Sheet as of December 31, 2011.
(4)	The Company has various first-generation tenant improvements budgeted amounts remaining as of December 31, 2011 of approximately $40.8 million related to properties developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company cannot predict when or if these amounts will be expended and, therefore, has not included estimated fundings in the table above.
(5)	At December 31, 2011, only the Company’s chief executive officer was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.0 million as of December 31, 2011. Because the Company does not know when its chief executive officer will retire, it has not projected when the retirement benefits would be paid in the table above. At December 31, 2011, the Company had recorded a $15.4 million liability, included in other liabilities, related to its pension plan obligations.
(6)	Includes the Company’s remaining funding commitment on four construction mortgage loans as of December 31, 2011.

The Company has a $700.0 million Unsecured Credit Facility with a syndicate of 17 lenders. Loans outstanding under the Unsecured Credit Facility bear interest at LIBOR plus the applicable margin rate (defined as a range of 1.075% to 1.900% depending on the Company’s unsecured debt ratings, currently 1.5%). In addition, the Company pays a 0.35% facility fee per annum on the aggregate amount of commitments. The facility fee ranges from 0.175% per annum to 0.45% per annum, based on the Company’s unsecured debt ratings. At December 31, 2011, the Company had $212.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.78% and a remaining borrowing capacity of approximately $488.0 million. The Unsecured Credit Facility contains certain representations, warranties, and financial and other covenants customary in such loan agreements.

As of December 31, 2011, 98.2% of the Company’s debt balances were due after 2013. Also, for the year ended December 31, 2011, the Company’s stockholders’ equity totaled approximately $1.0 billion and its leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 47.8%. The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations (see Note 5 to the Consolidated Financial Statements). In accordance with this definition, the Company’s earnings from continuing operations at December 31, 2011 were insufficient to cover its fixed charges by approximately $11.6 million, with a ratio of 0.87 to 1.00. However, the Company’s earnings calculated in accordance with its fixed charge covenant ratio under its Unsecured Credit Facility, which is based on a rolling four quarter calculation, covered its fixed charges 2.1 times.

The Company’s debt instruments contain various covenants, restrictions and events of default. These provisions include, among others: a limitation on the incurrence of additional indebtedness; limitations on mergers, investments, acquisitions, redemptions of capital stock, transactions with affiliates; and maintenance of specified financial ratios. As of December 31, 2011, the Company was in compliance with all of the financial covenant provisions under its various debt agreements.

The Company plans to manage its capital structure to maintain compliance with its debt covenants consistent with its current profile. Downgrades in terms of ratings by the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on consolidated results of operations, liquidity and/or financial condition.

At-The-Market Equity Offering Program

Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The Company has not sold any shares under this program since July 2011. The following table details the shares sold under this program.

	Shares	Sales Price	Net Proceeds
Year	Sold	Per Share	(in millions)
2011	11,648,700	$20.27 - $23.63	$251.6
2010	5,258,700	$20.23 - $25.16	$117.7
2009	1,201,600	$21.62 - $22.50	$25.7

The Company used the net proceeds from the at-the-market equity offering program for general corporate purposes, including the acquisition and development of healthcare facilities, funding of mortgage loans and the repayment of debt.

Security Deposits and Letters of Credit

As of December 31, 2011, the Company held approximately $6.7 million in letters of credit, security deposits, and capital replacement reserves for the benefit of the Company in the event the obligated lessee or borrower fails to perform under the terms of its respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.

2011 Acquisitions

During 2011, the Company acquired approximately $155.7 million in real estate assets and funded $85.5 million in mortgage notes receivable. These acquisitions and mortgage notes were funded with borrowings on the unsecured credit facilities, proceeds from the Senior Notes due 2021 issued in December 2010, proceeds from real estate dispositions and mortgage note repayments, proceeds from the Company’s at-the-market equity offering program, and from the assumption of existing mortgage debt related to certain acquired properties. See Note 4 to the Consolidated Financial Statements for more information on these acquisitions.

2011 Dispositions

During 2011, the Company disposed of five real estate properties for approximately $19.6 million in net proceeds and recognized approximately $5.7 million in gains and approximately $1.7 million in impairments from the sale of the properties. Also, two mortgage notes receivable totaling approximately $17.2 million were repaid. Upon repayment of one of the mortgage notes receivables, the Company recognized a gain of $1.4 million that had been deferred from the original sale of the building to the borrower in 2006. Proceeds from these dispositions were used to repay amounts due under the Company’s unsecured credit facilities, to fund additional real estate investments, and for general corporate purposes. See Note 4 to the Consolidated Financial Statements for more information on these dispositions.

2012 Acquisitions

In January 2012, the Company purchased a 58,295 square foot medical office building in South Dakota for $15.0 million. The property is 100% leased under a single absolute net lease with an affiliate of “AA-” rated Sanford Health, with a parent guarantee, and the lease expires in 2022. The property is connected to a new Sanford Health acute care hospital that is currently under construction.

In February 2012, the Company purchased a 23,312 square foot medical office building in North Carolina for $6.4 million. The property is 100% leased by two tenants, and the leases expire in 2019.

2012 Dispositions

In January 2012, the Company disposed of two medical office buildings located in Texas that were classified as held for sale and in which the Company had a $2.5 million net investment at December 31, 2011. The Company received approximately $3.4 million in consideration including a seller-financed $3.0 million mortgage note receivable.

In January 2012, the Company disposed of a medical office building located in Florida that was classified as held for sale and in which the Company had a $3.1 million net investment at December 31, 2011. The Company received approximately $7.2 million in proceeds, net of expenses incurred at the time of closing.

In January 2012, an inpatient facility under construction in South Dakota that was being funded by the Company through a mortgage note was sold. As a result, the Company’s mortgage note was repaid in full. The Company began consolidating the variable interest entity that owned the ongoing construction project in the third quarter of 2011 when the Company concluded it was the primary beneficiary of the entity, resulting in the elimination of the construction mortgage loan in the Consolidated Financial Statements. The balance in the construction project at December 31, 2011 was approximately $38.0 million. Amounts outstanding on the mortgage note receivable totaled approximately $34.9 million at December 31, 2011. The Company does not anticipate a material gain or loss in connection with the deconsolidation of the project.

Potential Dispositions

In the fourth quarter of 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which were classified as held for sale upon receiving notice of the purchase option exercise, was approximately $8.2 million at December 31, 2011, and the aggregate contractual rent on the facilities is approximately $0.7 million per quarter. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in an expected aggregate net gain of approximately $9.1 million. The Company expects the sales will close in 2012.

During the fourth quarter of 2011, management decided to sell seven properties in the Company’s portfolio. In connection with its planned disposal of these properties, the Company determined that the carrying value for four of these properties would not likely be fully recoverable upon sale. Accordingly, the Company recorded an aggregate impairment charge on these properties of approximately $4.7 million, reducing the aggregate net investment in the properties to approximately $6.7 million. Of the seven properties identified for disposal, four of the properties are located in Texas and three are located in Florida. Three of the seven properties were sold during January 2012, and the remaining four, two of which are under contract, are expected to be sold during 2012.

The Company may from time to time sell additional properties and redeploy cash from the property sales and mortgage repayments into investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these investments, the Company’s results of operations and cash flows could be adversely affected.

Purchase Options

In addition to the six skilled nursing facilities in Michigan and Indiana discussed above, the Company had $108.9 million in real estate properties at December 31, 2011 that were subject to exercisable purchase options that had not been exercised. On a probability-weighted basis, the Company estimates that less than one-third of these options might ever be exercised in the future. Purchase options on four properties in which the Company had an aggregate gross investment of approximately $68.7 million at December 31, 2011 become exercisable during 2012 and 2013. The Company does not believe it can reasonably estimate at this time the probability that these purchase options will be exercised in the future.

Development Activity

The Company had several development projects ongoing at December 31, 2011, including three construction projects, four construction mortgage loans and 10 properties in the process of stabilization subsequent to construction. See Note 14 to the Consolidated Financial Statements for more detail on these projects.

(Dollars in thousands)	Number of Properties	Amount Funded During Twelve Months Ended Dec. 31, 2011	Total Amount Funded Through Dec. 31, 2011	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction in progress (1)	3	$57,547	$61,152	$22,130	$83,282	300,614
Construction mortgage loans	4	48,609	51,472	165,722	217,194	473,431
Stabilization in progress	10	53,550	333,370	26,288	359,658	1,095,284
Land held for development	—	4,403	25,176	—	—	—

Total	17	$164,109	$471,170	$214,140	$660,134	1,869,329

(1)	Includes one construction mortgage loan that the Company was consolidating under consolidation accounting principles. The building under construction was sold by the owner in January 2012.

The Company intends to fund these commitments with available cash on hand, cash flows from operations, proceeds from the Unsecured Credit Facility, proceeds from the sale of real estate properties, or proceeds from repayments of mortgage notes receivable.

Operating Leases

As of December 31, 2011, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 44 real estate investments, excluding leases the Company has prepaid. These operating leases have expiration dates through 2101. Rental expense relating to the operating leases for the years ended December 31, 2011, 2010 and 2009 was $4.3 million, $4.0 million, and $3.8 million, respectively.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT. Common stock cash dividends paid during or related to 2011 are shown in the table below:

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid/*Payable
4th Quarter 2010	$ 0.30	February 1, 2011	February 17, 2011	March 3, 2011
1st Quarter 2011	$ 0.30	May 3, 2011	May 19, 2011	June 2, 2011
2nd Quarter 2011	$ 0.30	August 2, 2011	August 18, 2011	September 1, 2011
3rd Quarter 2011	$ 0.30	November 1, 2011	November 17, 2011	December 1, 2011
4th Quarter 2011	$ 0.30	January 31, 2012	February 16, 2012	* March 1, 2012

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

Liquidity

Net cash provided by operating activities was $105.0 million, $80.8 million and $103.2 million for 2011, 2010 and 2009, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.

The Company expects to continue to meet its liquidity needs, including funding additional investments in 2012, paying dividends, repaying maturing debt and funding other debt service. Liquidity sources available include cash on hand, cash flows from operations, borrowings under the Unsecured Credit Facility, proceeds from mortgage notes receivable repayments, proceeds from sales of real estate investments, or additional capital market financings, including the Company’s at-the-market equity offering program, or other debt or equity offerings. The Company also had unencumbered real estate assets with a cost of approximately $2.4 billion at December 31, 2011, which could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

The Company has some exposure to variable interest rates and its stock price has been impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately 1 to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.

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

New Accounting Pronouncements

Note 1 to the Consolidated Financial Statements provides a discussion of new accounting standards. The Company does not believe these new standards will have a significant impact on the Company’s Consolidated Financial Statements, cash flows or results of operations.

Market Risk

The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk.

At December 31, 2011, $1.2 billion of the Company’s $1.4 billion of outstanding debt bore interest at fixed rates. Additionally, all of the Company’s mortgage notes and other notes receivable bore interest at fixed rates.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance As of 12/31/11	Calculated Annual Interest	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Unsecured Credit Facility	$212,000	$3,816	$(64)	$64

		Fair Value
(Dollars in thousands)	Carrying Value at December 31, 2011	December 31, 2011	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2010 (1)
Fixed Rate Debt:
Senior Notes due 2011, including premium	$—	$—	$—	$—	$286,856
Senior Notes due 2014, net of discount	264,371	288,636	288,451	288,821	282,824
Senior Notes due 2017, net of discount	298,465	342,088	340,539	343,413	320,539
Senior Notes due 2021, net of discount	397,052	460,405	454,238	466,671	396,812
Mortgage Notes Payable	221,650	231,136	227,327	235,130	173,190

	$1,181,538	$1,322,265	$1,310,555	$1,334,035	$1,460,221

Fixed Rate Receivables:
Mortgage Notes Receivable	$97,381	$95,479	$93,975	$97,009	$31,521
Other Notes Receivable	301	295	290	301	3,803

	$97,682	$95,774	$94,265	$97,310	$35,324

(1)	Fair values as of December 31, 2010 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

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

Principles of Consolidation

The Company’s Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures, partnerships and variable interest entities (“VIEs”) where the Company controls the operating activities. All material intercompany accounts and transactions have been eliminated.

Management must make judgments regarding the Company’s level of influence or control over an entity and whether or not the Company is the primary beneficiary of a variable interest entity. Consideration of various factors includes, but is not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, the Company’s form of ownership interest, the Company’s representation on the entity’s governing body, the size and seniority of the Company’s investment, the Company’s ability and the rights of other investors to participate in policy making decisions, the Company’s ability to replace the manager and/or liquidate the entity. Management’s ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company’s Consolidated Financial Statements.

If it is determined that the Company is the primary beneficiary of a VIE, the Company’s Consolidated Financial Statements would include the operating results of the VIE rather than the results of the variable interest in the VIE. The Company would depend on the VIE to provide timely financial information and would rely on the interest control of the VIE to provide accurate financial information. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIEs internal controls over financial reporting could impact the Company’s Consolidated Financial Statements and its internal control over financial reporting.

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

Each quarter, all capitalized pursuit costs are again reviewed carefully for viability or a change in classification, and a management decision is made as to whether any additional reserve is deemed necessary. If necessary and considered appropriate, management would record an additional reserve at that time. Capitalized pursuit costs, net of the reserve, are carried in other assets in the Company’s Consolidated Balance Sheets, and any reserve recorded is charged to general and administrative expenses on the Consolidated Statements of Operations. All pursuit costs will ultimately be written off to expense or capitalized as part of the constructed real estate asset.

As of December 31, 2011 and 2010, the Company had capitalized pursuit costs totaling $2.5 million (which were fully reserved) and $1.1 million ($0.1 million, net of reserves), respectively.

Valuation of Long-Lived and Intangible Assets and Goodwill

The Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. Important factors that could cause management to review for impairment include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment, those assets subject to purchase options and those impacted by casualties, such as hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property. The Company recorded impairment charges totaling $6.7 million, $7.5 million and $22,000, respectively, for the years ended December 31, 2011, 2010 and 2009 related to real estate properties and other long-lived assets. The impairment charges in 2011 included $1.7 million related to two properties sold in 2011 and $5.0 million related to five properties classified as held for sale in 2011, reducing the Company’s carrying values on the properties to the estimated fair values of the properties less costs to sell. The impairment charges in 2010 included $1.0 million related to one property sold in 2010 and $6.5 million related to five properties classified as held for sale in 2010, reducing the Company’s carrying values on the properties to the estimated fair values of the properties less costs to sell. One of the properties classified as held for sale during 2010 was re-leased during 2011 and was reclassified to held for use, resulting in a reclassification of a $1.3 million impairment charge recorded in 2010 on the property from discontinued operations to continuing operations. The impairment charge in 2009 was recorded in connection with the sale of a property in Washington.

The Company also performs an annual goodwill impairment review. The Company’s reviews are performed as of December 31 of each year. The Company’s 2011 and 2010 reviews indicated that no impairment had occurred with the respect to the Company’s $3.5 million goodwill asset.

Depreciation of Real Estate Assets and Amortization of Related Intangible Assets

As of December 31, 2011, the Company had investments of approximately $2.6 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.

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

The Company also evaluates collectability of its mortgage notes and notes receivable. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. The Company recorded approximately a $0.1 million allowance on one of its notes receivable during 2011 but did not record allowances on any of its mortgage notes or notes receivable during 2010 or 2009.

Management monitors the age and collectability of receivables on an ongoing basis. At least monthly, a report is produced whereby all receivables are “aged” or placed into groups based on the number of days that have elapsed since the receivable was billed. Management reviews the aging report for evidence of deterioration in the timeliness of payments from tenants, sponsors or borrowers. Whenever deterioration is noted, management investigates and determines the reason(s) for the delay, which may include discussions with the delinquent tenant, sponsor or borrower. Considering all information gathered, management’s judgment must be exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining uncollectibility are the following:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Healthcare Realty Trust Incorporated

Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Realty Trust Incorporated at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2012 expressed an unqualified opinion thereon.

                                                                                                                               /s/     BDO USA, LLP

Nashville, Tennessee

February 22, 2012

Consolidated

BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2011	2010
ASSETS
Real estate properties:
Land	$162,843	$163,020
Buildings, improvements and lease intangibles	2,521,226	2,310,404
Personal property	18,221	17,919
Construction in progress	86,328	80,262

	2,788,618	2,571,605
Less accumulated depreciation	(516,747)	(484,641)

Total real estate properties, net	2,271,871	2,086,964
Cash and cash equivalents	4,738	113,321
Mortgage notes receivable	97,381	36,599
Assets held for sale and discontinued operations, net	28,650	23,915
Other assets, net	118,382	96,510

Total assets	$2,521,022	$2,357,309

LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,393,537	$1,407,855
Accounts payable and accrued liabilities	72,217	62,652
Liabilities of discontinued operations	518	423
Other liabilities	49,944	43,639

Total liabilities	1,516,216	1,514,569
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 77,843,883 and 66,071,424 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	779	661
Additional paid-in capital	1,894,604	1,641,379
Accumulated other comprehensive loss	(3,332)	(5,269)
Cumulative net income attributable to common stockholders	795,951	796,165
Cumulative dividends	(1,683,196)	(1,593,926)

Total stockholders’ equity	1,004,806	839,010
Noncontrolling interests	—	3,730

Total equity	1,004,806	842,740

Total liabilities and equity	$2,521,022	$2,357,309

See accompanying notes.

Consolidated

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009
REVENUES
Master lease rent	$54,930	$52,262	$50,719
Property operating	222,039	189,778	176,375
Straight-line rent	4,771	2,627	2,135
Mortgage interest	6,973	2,377	2,646
Other operating	7,936	8,630	10,926

	296,649	255,674	242,801
EXPENSES
General and administrative	20,991	16,891	22,467
Property operating	115,415	100,314	92,100
Impairment	—	1,259	—
Bad debt, net	(249)	(431)	535
Depreciation	78,088	66,393	59,794
Amortization	8,257	5,373	5,290

	222,502	189,799	180,186
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(1,986)	(480)	—
Re-measurement gain of equity interest upon acquisition	—	—	2,701
Interest expense	(76,038)	(65,710)	(43,080)
Interest and other income, net	820	2,403	1,028

	(77,204)	(63,787)	(39,351)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,057)	2,088	23,264
DISCONTINUED OPERATIONS
Income from discontinued operations	2,535	4,059	7,770
Impairments	(6,697)	(6,252)	(22)
Gain on sales of real estate properties	7,035	8,352	20,136

INCOME FROM DISCONTINUED OPERATIONS	2,873	6,159	27,884

NET INCOME (LOSS)	(184)	8,247	51,148
Less: Net income attributable to noncontrolling interests	(30)	(47)	(57)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(214)	$8,200	$51,091

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.04)	$0.03	$0.40
Discontinued operations	0.04	0.10	0.48

Net income (loss) attributable to common stockholders	$0.00	$0.13	$0.88

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.04)	$0.03	$0.39
Discontinued operations	0.04	0.10	0.48

Net income (loss) attributable to common stockholders	$0.00	$0.13	$0.87

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	72,720,147	61,722,786	58,199,592

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	72,720,147	62,770,826	59,047,314

See accompanying notes.

Consolidated

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
NET INCOME (LOSS)	$(184)	$8,247	$51,148

Other Comprehensive income (loss):
Defined benefit pension plan net gain (loss) arising during the period	1,937	(676)	1,868

Other Comprehensive income (loss)	1,937	(676)	1,868

COMPREHENSIVE INCOME	1,753	7,571	53,016

Less: Comprehensive income attributable to noncontrolling interests	(30)	(47)	(57)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,723	$7,524	$52,959

See accompanying notes.

Consolidated

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2008	$—	$592	$1,490,535	$(6,461)	$736,874	$(1,426,720)	$794,820	$1,427	$796,247
Issuance of stock, net of costs	—	13	26,656	—	—	—	26,669	—	26,669
Common stock redemption	—	—	(8)	—	—	—	(8)	—	(8)
Stock-based compensation	—	1	3,710	—	—	—	3,711	—	3,711
Net income	—	—	—	—	51,091	—	51,091	57	51,148
Other comprehensive income	—	—	—	1,868	—	—	1,868	—	1,868
Dividends to common stockholders ($1.54 per share)	—	—	—	—	—	(91,385)	(91,385)	—	(91,385)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(330)	(330)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	2,228	2,228

Balance at December 31, 2009	—	606	1,520,893	(4,593)	787,965	(1,518,105)	786,766	3,382	790,148
Issuance of stock, net of costs	—	53	118,077	—	—	—	118,130	—	118,130
Stock-based compensation	—	2	2,409	—	—	—	2,411	—	2,411
Net income	—	—	—	—	8,200	—	8,200	47	8,247
Other comprehensive loss	—	—	—	(676)	—	—	(676)	—	(676)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(75,821)	(75,821)	—	(75,821)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(467)	(467)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	768	768

Balance at December 31, 2010	—	661	1,641,379	(5,269)	796,165	(1,593,926)	839,010	3,730	842,740
Issuance of stock, net of costs	—	117	251,859	—	—	—	251,976	—	251,976
Common stock redemption	—	—	(86)	—	—	—	(86)	—	(86)
Stock-based compensation	—	1	2,921	—	—	—	2,922	—	2,922
Net income (loss)	—	—	—	—	(214)	—	(214)	30	(184)
Other comprehensive income	—	—	—	1,937	—	—	1,937	—	1,937
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(89,270)	(89,270)	—	(89,270)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(249)	(249)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	76	76
Purchase of noncontrolling interest in consolidated joint ventures	—	—	(1,469)	—	—	—	(1,469)	(3,587)	(5,056)

Balance at December 31, 2011	$—	$779	$1,894,604	$(3,332)	$795,951	$(1,683,196)	$1,004,806	$—	$1,004,806

See accompanying notes.

Consolidated

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(184)	$8,247	$51,148
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	92,388	77,894	70,921
Stock-based compensation	2,922	2,411	3,711
Straight-line rent receivable	(4,630)	(2,472)	(1,925)
Straight-line rent liability	488	92	444
Gain on sales of real estate properties	(7,035)	(8,352)	(20,136)
Loss on extinguishment of debt	1,986	480	—
Re-measurement gain of equity interest upon acquisition	—	—	(2,701)
Impairments	6,697	7,511	22
Provision for bad debt, net	(160)	(409)	517
Payment of partial pension settlement	—	(2,582)	(2,300)
Changes in operating assets and liabilities:
Other assets	(7,993)	(9,137)	(1,015)
Accounts payable and accrued liabilities	10,770	5,834	4,453
Other liabilities	9,783	1,318	75

Net cash provided by operating activities	105,032	80,835	103,214

INVESTING ACTIVITIES
Acquisition and development of real estate properties	(230,106)	(369,034)	(170,520)
Funding of mortgages and notes receivable	(101,931)	(25,109)	(23,391)
Investments in unconsolidated joint venture	—	—	(184)
Proceeds from sales of real estate	19,572	34,512	83,441
Proceeds from mortgages and notes receivable repayments	17,797	9,201	12,893

Net cash used in investing activities	(294,668)	(350,430)	(97,761)

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	212,000	(50,000)	(279,000)
Borrowings on notes and bonds payable	—	396,800	377,969
Repayments on notes and bonds payable	(3,703)	(2,516)	(28,433)
Repurchase of notes payable	(280,201)	(8,556)	—
Dividends paid	(89,270)	(75,821)	(91,385)
Proceeds from issuance of common stock	251,916	118,205	26,464
Common stock redemptions	(86)	—	(8)
Capital contributions received from noncontrolling interests	—	633	2,228
Distributions to noncontrolling interest holders	(284)	(481)	(282)
Purchase of noncontrolling interests	(1,591)	—	—
Debt issuance and assumption costs	(7,728)	(1,199)	(11,293)

Net cash provided by (used in) financing activities	81,053	377,065	(3,740)

Increase (decrease) in cash and cash equivalents	(108,583)	107,470	1,713
Cash and cash equivalents, beginning of period	113,321	5,851	4,138

Cash and cash equivalents, end of period	$4,738	$113,321	$5,851

Supplemental Cash Flow Information:
Interest paid	$73,157	$62,274	$50,052
Capitalized interest	$8,531	$10,315	$10,087
Company-financed real estate property sales	$2,700	$—	$—
Invoices accrued for construction, tenant improvement and other capitalized costs	$12,131	$13,555	$16,266
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$54,392	$24,268	$11,716
Mortgage note payable disposed of upon sale of joint venture interest	$—	$—	$5,425
Foreclosure of mortgage notes receivable	$4,371	$—	$—
Elimination of mortgage note upon consolidation of variable interest entity	$21,939	$—	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business Overview

Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that owns, acquires, manages, finances, and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of December 31, 2011, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture, the Company had investments of approximately $2.9 billion in 209 real estate properties and mortgages. The Company’s 201 owned real estate properties, excluding assets classified as held for sale, are located in 28 states, totaling approximately 13.7 million square feet. In addition, the Company provided property management services to approximately 10.3 million square feet nationwide. Square footage disclosures in this Annual Report on Form 10-K are unaudited.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures, partnerships and variable interest entities (“VIEs”) where the Company controls the operating activities.

In accordance with the consolidations accounting standards, the Company must evaluate each contractual relationship it has with its lessees, borrowers, or others to determine whether or not the contractual arrangement creates a variable interest in those entities. If the Company determines that it has a variable interest and the entity is a VIE, then management must determine whether or not the Company is the primary beneficiary of the VIE, resulting in consolidation of the VIE. A primary beneficiary has the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and has the obligation to absorb the losses of, or receive the benefits from, the VIE. During the third quarter of 2011, the Company began overseeing and managing a construction project that it was funding through a mortgage loan. As a result, the Company concluded that it was the primary beneficiary of the VIE, resulting in the Company consolidating the VIE which held the mortgage note payable to the Company. Upon consolidation, the Company eliminated the VIE’s mortgage note payable and interest against the Company’s mortgage note receivable and interest and reclassified the costs incurred on the project to construction in progress at fair value, which the Company determined to approximate the carrying value of the mortgage note plus accrued but unpaid construction-related invoices. The mortgage note receivable/payable eliminated on the Company’s Consolidated Financial Statements was approximately $34.9 million at December 31, 2011, and the construction in progress asset (including accrued invoices) totaled approximately $38.0 million at December 31, 2011. The creditors of the VIE have no recourse against the general credit of the Company.

The Company also had two construction mortgage loans aggregating approximately $40.5 million at December 31, 2011 in which each borrower has been identified as a VIE, but management had determined that the Company was not the primary beneficiary in either case. The Company’s maximum exposure to loss related to these two unconsolidated VIEs at December 31, 2011 equaled the Company’s related aggregate loan investment.

During the first quarter of 2011, the Company purchased the remaining noncontrolling equity interest in two previously consolidated joint ventures, in which the noncontrolling interest holder in both joint ventures was an affiliate of Ladco. Prior to the purchase in the first quarter of 2011, the noncontrolling interests were reported as equity and the related net income (loss) attributable to the noncontrolling interests as part of consolidated net income in the Company’s Condensed Consolidated Financial Statements.

The Company also had a $1.3 million investment in one unconsolidated joint venture at December 31, 2011, 2010 and 2009. The Company’s investment in its unconsolidated joint ventures is included in other assets, and the related equity income is recognized in other income (expense) on the Company’s Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Reporting

The Company owns, acquires, manages, finances and develops outpatient and other healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single segment.

Reclassifications

Certain reclassifications for discontinued operations have been made to the Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009 to conform to the 2011 presentation. The operating results for assets classified as held for sale as of December 31, 2011 or sold during 2011 have been reclassified from continuing operations to discontinued operations on the Consolidated Financial Statements for the years ended December 31, 2010 and 2009. Also during 2011, one property was reclassified from discontinued operations to continuing operations, including the reclassification of an impairment charge on the property in 2010, as discussed in Note 5.

Real Estate Properties

Real estate properties are recorded at cost or fair value, if acquired. Cost or fair value at the time of acquisition is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property. The Company’s gross real estate assets, on a book-basis, totaled approximately $2.8 billion and $2.6 billion, respectively, as of December 31, 2011 and 2010.

Periodically, the Company will eliminate fully depreciated assets that are no longer in use against the respective accumulated depreciation balances. During 2011, the Company eliminated against accumulated depreciation approximately $40.0 million of fully amortized real estate intangibles that were initially recorded as part of certain real estate acquisitions and approximately $1.1 million of personal property and equipment.

Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2011, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	15.0 to 39.0 years
Buildings and improvements	3.3 to 39.0 years
Lease intangibles (including ground lease intangibles)	0.8 to 93.1 years
Personal property	3.0 to 15.8 years

Land Held for Development

Land held for development, which is included in construction in progress (CIP), on the Company’s Consolidated Balance Sheets, includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. As of December 31, 2011 and 2010, the Company’s investment in land held for development totaled approximately $25.2 million and $20.8 million, respectively.

Accounting for Acquisitions of Real Estate Properties with In-Place Leases

When a building is acquired with in-place leases, the cost of the acquisition must be allocated between the tangible real estate assets and the intangible real estate assets related to in-place leases based on their estimated fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The values related to above- or below-market in-place lease intangibles are amortized to rental income where the Company is the lessor, are amortized to property operating expense where the Company is the lessee, and are amortized over the average remaining term of the leases upon acquisition. The values of at-market in-place leases and other intangible assets, such as customer relationship assets, are amortized and reflected in amortization expense in the Company’s Consolidated Statements of Operations. See Note 8 for more details on the Company’s intangible assets.

The Company’s approach to estimating the value of in-place leases is a multi-step process:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Executed purchase and sale agreements, since they are binding agreements, are categorized as level 1 inputs. Brokerage estimates, letters of intent, or unexecuted purchase and sale agreements are considered to be level 3 as they are nonbinding in nature.

During 2011, in connection with the sale of two medical office buildings, the Company recorded impairment charges totaling approximately $1.7 million based on the contractual sales price, a level one input. During 2011, the Company also recorded impairment charges totaling $5.0 million related to five properties that are classified as held for sale at December 31, 2011, reducing the Company’s carrying values to the estimated fair values of the properties less costs to sell. The Company used level three inputs in determining the fair value of the five properties classified as held for sale at December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Mortgage Notes and Notes Receivable

The Company had seven mortgage notes receivable outstanding as of December 31, 2011 and 2010 with aggregate principal balances totaling $97.4 million and $36.6 million, respectively. The weighted average maturity of the notes was approximately 2.1 years and 3.9 years, respectively, with interest rates ranging from 6.75% to 11.0% and 6.5% to 11.0%, respectively, as of December 31, 2011 and 2010.

The Company also had notes receivable outstanding as of December 31, 2011 and 2010 of approximately $0.3 million and $3.8 million, respectively. Interest rates on the notes were fixed, ranging from 8.0% to 13.5% with maturity dates ranging from 2013 through 2015 as of December 31, 2011 and 8.0% to 11.6% with maturity dates ranging from 2011 through 2016 as of December 31, 2010.

During 2011, the Company recorded an allowance of approximately $0.1 million on one of its notes receivable. No other allowances were recorded on the Company’s mortgage notes and notes receivable during 2011 or 2010. The Company evaluates collectibility of its mortgage notes and notes receivable and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. If a mortgage loan or note receivable becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for either on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company’s expectation of future collectibility. As of December 31, 2011 and 2010, there were no recorded investments in mortgage notes or notes receivable that were either on non-accrual status or were past due more than ninety days and continued to accrue interest. Also, as of December 31, 2011, the Company did not hold any of its mortgage notes or notes receivable available for sale.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.

Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and deferred financing costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized over the term of the related credit facility or other debt instrument under the straight-line method, which approximates amortization under the effective interest method. Goodwill is not amortized but is evaluated annually on December 31 for impairment. The 2011 and 2010 impairment evaluations each indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 8 for more detail on the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingent Liabilities

From time to time, the Company may be subject to loss contingencies arising from legal proceedings. Additionally, while the Company maintains comprehensive liability and property insurance with respect to each of its properties, the Company may be exposed to unforeseen losses related to uninsured or underinsured damages.

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

Because of uncertainties inherent in the estimation of contingent liabilities, it is possible that the Company’s provision for contingent losses could change materially in the near term. To the extent that any losses, in addition to amounts recognized, are at least reasonably possible, such amounts will be disclosed in the notes to the Consolidated Financial Statements.

Accounting for Defined Benefit Pension Plans

The Company has a pension plan under which three of the Company’s founding officers may receive retirement benefits upon retirement (the “Executive Retirement Plan”). The plan is unfunded and benefits will be paid from cash flows of the Company. The Company recognizes pension expense on an accrual basis over an estimated service period. The Company calculates pension expense and the corresponding liability annually on the measurement date (December 31) which requires certain assumptions, such as a discount rate and the recognition of actuarial gains and losses. The maximum annual benefits payable to each individual under the plan have been frozen at $896,000, subject to cost-of-living adjustments.

The Company historically has also had a pension plan for its non-employee outside directors. The plan was terminated in 2009 and lump sum payments totaling approximately $2.6 million were made during 2010 to the directors who participated in the plan. See Note 11 for further discussion.

Incentive Plans

The Company has various employee stock-based awards outstanding. These awards include common stock issued to employees pursuant to the 2007 Employees Stock Incentive Plan and its predecessor plan (the “Incentive Plan”) and the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). See Note 12 for details on the Company’s stock-based awards. The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of common shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months.

The Company accounts for awards to its employees based on fair value, using the Black-Scholes model, and generally recognizes expense over the award’s vesting period, net of estimated forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options when they are granted in the first quarter of each year. In each of the first quarters of 2011, 2010 and 2009, the Company recognized in general and administrative expenses approximately $0.2 million, $0.2 million and $0.3 million of compensation expense, respectively, related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must all be met before a Company may recognize revenue, including persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectibility is reasonably assured. Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was $24.3 million and $17.3 million, respectively, at December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company derives most of its revenues from its real estate property and mortgage notes receivable portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsors or borrowers. These contractual arrangements fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in master lease income, property operating income, or mortgage interest income on the Company’s Consolidated Statements of Operations, based on the type of contractual agreement.

Rental Income

Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. Rental income from properties under a master lease arrangement with the tenant is included in master lease rental income and rental income from properties under various tenant lease arrangements, including operating expense recoveries, is included in property operating income on the Company’s Consolidated Statements of Operations. Included in income from continuing operations were operating expense recoveries of approximately $31.8 million, $23.0 million and $20.8 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

Additional rent, generally defined in most lease agreements as the cumulative increase in a Consumer Price Index (“CPI”) from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Included in income from continuing operations was additional rental income, net of reserves, of approximately $1.2 million, $2.3 million and $2.5 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

Mortgage Interest Income

Interest income on the Company’s mortgage notes receivable is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. Interest rates on its seven mortgage notes receivable outstanding as of December 31, 2011 were fixed. The Company amortizes any fees paid related to its mortgage notes receivable to mortgage interest income over the term of the loan on a straight-line basis.

Other Operating Income

Other operating income on the Company’s Consolidated Statements of Operations for 2011 generally included lease guaranty revenue recognized under its property operating agreements, interest income on notes receivable, and management fee income.

Applicable to six of the Company’s 201 owned real estate properties as of December 31, 2011, property operating agreements between the Company and sponsoring health systems contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company will calculate and accrue any shortfalls as income that the sponsor is responsible to pay to the Company under the terms of the property operating agreement.

The Company also receives management fees related to property management services it provides to third parties. Management fees related to the Company’s owned properties are eliminated in consolidation. Management fees are generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month.

Other operating income for the years ended December 31, 2011, 2010 and 2009 is detailed in the table below:

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Property lease guaranty revenue	$6.9	$7.5	$8.2
Interest income on notes receivable	0.6	0.8	0.6
Management fee income	0.2	0.2	0.2
Replacement rent	—	—	1.3
Other	0.2	0.1	0.6

	$7.9	$8.6	$10.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2011.

Federal tax returns for the years 2008, 2009 and 2010 are currently subject to examination by taxing authorities.

State Income Taxes

The Company must pay certain state income taxes and the provisions are generally included in general and administrative expense on the Company’s Consolidated Statements of Operations. See Note 15 for further discussion.

Sales and Use Taxes

The Company must pay sales and use taxes to certain state tax authorities based on rents collected from tenants in properties located in those states. The Company is generally reimbursed for these taxes by the tenant. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis in revenues in the Company’s Consolidated Statements of Operations.

Discontinued Operations

The Company sells properties from time to time due to a variety of factors, such as market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Consolidated Statements of Operations. A company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets held for sale are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Consolidated Statements of Operations.

In the Company’s Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, income related to properties sold or held for sale as of December 31, 2011 was included in discontinued operations for each of the three years totaling approximately $2.9 million, $6.2 million, and $27.9 million, respectively.

Assets held for sale at December 31, 2011 and 2010 included 15 and 11 properties, respectively.

See Note 5 for more detail on discontinued operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” This standard requires companies to retrospectively present comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the current option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity. The Company adopted this standard as of December 31, 2011 and presents comprehensive income in a separate statement. The adoption did not have a material impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This standard simplifies the process a company must go through to test goodwill for impairment. Companies will have an option to first assess qualitative factors of a reporting unit being tested before having to assess quantitative factors. If a company believes no impairment exists based on qualitative factors, then it will no longer be required to perform the two-step quantitative impairment test. The standard is effective for the Company on January 1, 2012 although early adoption is permitted. The adoption will not have a material impact on the Company’s results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Property Investments

The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities, as well as for the acquisition of existing properties. The Company had investments of approximately $2.9 billion in 209 real estate properties and mortgage notes receivable as of December 31, 2011, excluding assets classified as held for sale and including an investment in one unconsolidated joint venture. The following table summarizes the Company’s investments.

(Dollars in thousands)	Number of Facilities (1)	Land	Buildings, Improvements, Lease Intangibles and CIP	Personal Property	Total	Accumulated Depreciation
Medical office/outpatient:
California	9	$17,426	$95,652	$169	$113,247	$(41,111)
Colorado	7	4,465	117,210	75	121,750	(4,221)
Indiana	4	3,891	95,602	—	99,493	(9,144)
Iowa	9	10,829	75,376	314	86,519	(6,767)
Florida	17	16,752	157,056	227	174,035	(64,049)
Hawaii	3	8,327	102,307	56	110,690	(8,034)
North Carolina	14	28	143,801	94	143,923	(19,224)
Tennessee	15	6,652	153,720	175	160,547	(43,336)
Texas	45	46,952	586,909	1,299	635,160	(107,486)
Virginia	13	2,451	188,013	147	190,611	(17,962)
Washington	5	2,200	129,825	197	132,222	(7,247)
Other (16 states)	41	23,837	353,405	372	377,614	(91,655)

	182	143,810	2,198,876	3,125	2,345,811	(420,236)

Inpatient:
Alabama	1	—	17,722	—	17,722	(6,016)
Arizona	1	3,641	12,371	—	16,012	(771)
California	1	—	12,688	—	12,688	(5,654)
Florida	1	—	11,703	—	11,703	(3,973)
Indiana	1	1,071	42,335	—	43,406	(5,970)
Pennsylvania	6	6,643	112,653	—	119,296	(43,987)
South Dakota	1	—	37,974	—	37,974	—
Texas	3	6,066	108,853	—	114,919	(10,317)

	15	17,421	356,299	—	373,720	(76,688)

Other:
Alabama	1	181	9,347	8	9,536	(5,539)
Tennessee	1	253	7,213	408	7,874	(1,525)
Virginia	2	1,178	10,643	5	11,826	(5,036)

	4	1,612	27,203	421	29,236	(12,100)

Land Held for Development	—	—	25,176	—	25,176	(38)
Corporate Property	—	—	—	14,675	14,675	(7,685)

	—	—	25,176	14,675	39,851	(7,723)

Total owned properties	201	162,843	2,607,554	18,221	2,788,618	(516,747)

Mortgage notes receivable	7	—	—	—	97,381	—
Unconsolidated joint venture investment	1	—	—	—	1,266	—

Total real estate investments	209	$162,843	$2,607,554	$18,221	$2,887,265	$(516,747)

(1)	Includes three properties under construction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Future minimum lease payments under the non-cancelable operating leases and guaranteed amounts due to the Company under property operating agreements as of December 31, 2011 are as follows (in thousands):

2012	$235,821
2013	206,256
2014	172,938
2015	139,558
2016	113,988
2017 and thereafter	420,632

$1,289,193

Customer Concentrations

The Company’s real estate portfolio is leased to a diverse tenant base. The Company had only one customer, Baylor Health System, that accounted for 10% of the Company’s revenues, including revenues from discontinued operations, for the year ended December 31, 2011. The Company did not have any customers that accounted for 10% or more of the Company’s revenues, including discontinued operations for the years ended December 31, 2010 or 2009.

As of December 31, 2011, approximately $40.5 million, or 41.5%, of the Company’s mortgage notes receivable were due from affiliates of the United Trust Fund, which is developing two build-to-suit facilities that are fully leased to Mercy Health, and two mortgage notes receivable totaling approximately $41.5 million, or 42.5%, of the Company’s mortgage notes receivable were due from affiliates of Ladco.

Purchase Option Provisions

Certain of the Company’s leases include purchase option provisions. The provisions vary from lease to lease but generally allow the lessee to purchase the property covered by the lease at the greater of fair market value or an amount equal to the Company’s gross investment. As of December 31, 2011, the Company had a gross investment of approximately $108.9 million in real estate properties that were subject to outstanding, exercisable contractual options to purchase, with various conditions and terms, that had not been exercised.

Mortgage Notes Receivable

All of the Company’s mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loans are carried at amortized cost. Also, all of the Company’s mortgage notes receivable are secured by existing buildings or buildings under construction.

A summary of the Company’s mortgage notes receivable is shown in the table below:

(Dollars in thousands)	Balance at December 31, 2011	Balance of December 31, 2010
Construction mortgage notes (1)	$51,471	$17,979
Other mortgage notes	45,910	18,620

	$97,381	$36,599

(1)	Balance at December 31, 2010 includes unamortized fees of approximately $0.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Acquisitions, Dispositions and Mortgage Repayments

2011 Real Estate and Mortgage Note Acquisitions

During 2011, the Company acquired a seven outpatient property portfolio in Richmond, Virginia from affiliates of Woolfolk Medical Group, LLC for an aggregate purchase price of approximately $161.8 million, including the assumption of debt of approximately $52.4 million, excluding fair value adjustments, and prepaid ground rent of approximately $12.8 million. The properties are all on hospital campuses, comprise approximately 548,209 square feet, and at the time of the acquisitions were approximately 95.4% leased, with Bon Secours Health System (“BSHS”) and its affiliates leasing approximately 35.0% of the total square footage of the portfolio. BSHS is a not-for-profit, “A-” rated, health system, based in Marriottsville, Maryland, that generated approximately $2.8 billion in revenue during 2010 and operated 18 acute care hospitals with approximately 2,938 beds in seven states at December 31, 2010. The Company expensed approximately $1.3 million and $0.3 million, respectively, in project costs related to the acquisition of the Richmond portfolio during 2011 and 2010.

During 2011, the Company acquired the fee simple interest in 7.8 acres of land in Pennsylvania for $1.9 million which is related to a specialty inpatient facility owned by the Company and 16.2 acres of land in Pennsylvania for $3.6 million which is related to a specialty inpatient facility owned by the Company. The Company previously ground leased the land parcels.

During 2011, the Company provided funding for the following mortgage loans:

•

a $40.0 million mortgage loan was funded that is secured by a multi-tenanted office building located in Iowa that was 94% leased at the time the mortgage was originated. The mortgage loan requires interest only payments through maturity, has a stated fixed interest rate of 7.7% and matures in January 2014;

•

a $2.7 million mortgage loan was funded with the purchaser in conjunction with the disposal of a medical office building located in Florida. The loan has a stated fixed interest rate of 7.0% and matures in March 2016;

•	approximately $2.3 million was funded towards the construction of a medical office building located in Missouri. The 11.0% fixed rate loan, which matured in 2012, was repaid in October 2011;

•

approximately $40.5 million was funded during the year towards the development of two build-to-suit facilities, affiliated with Mercy Health, with an aggregate budget of approximately $202.6 million. The two projects include a 200,000 square foot medical office building in Oklahoma with a construction budget of approximately $91.2 million and a 186,000 square foot orthopedic surgical facility in Missouri with a construction budget of approximately $111.4 million. The loans have stated interest rates of 6.75% and are scheduled to mature upon substantial completion, which is estimated to be in the latter half of 2013. The Company has agreed to acquire the facilities upon substantial completion of construction at a price equal to the amount outstanding under the mortgage notes. The facilities are leased by affiliates of Mercy Health under 14-year absolute net leases with options to purchase the buildings contingent on certain provisions in the lease agreements. Mercy Health, based in St. Louis, Missouri, is the eighth largest Catholic healthcare system in the U.S., has a net worth of more than $2 billion, and maintains a “AA-” credit rating. During 2010, Mercy Health operated 26 acute care hospitals and two heart hospitals in a seven-state area; and

•	approximately $19.2 million was funded during 2011 on existing construction mortgage loans that were originated in prior years.

Also during 2011, the Company purchased the remaining noncontrolling equity interests in two consolidated joint ventures for a total aggregate purchase price of $5.1 million. The book value of the noncontrolling interests prior to the equity purchase was $3.6 million. Concurrent with these purchases, the noncontrolling interest holder repaid a loan due to the Company totaling $3.5 million that had been secured by the noncontrolling joint venture equity interests. The Company had previously consolidated these joint ventures in its financial statements. One of the joint ventures owns nine 100% leased outpatient facilities located in Iowa with an aggregate investment of approximately $87.6 million and 369,000 square feet. The second joint venture is constructing two medical office buildings and a parking garage located in Colorado with an aggregate budget of approximately $54.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s 2011 acquisitions and financings follows:

(Dollars in millions)	Date Acquired	Cash Consideration	Real Estate	Note Receivable Repayment	Mortgage Note Financing	Mortgage Notes Payable Assumed	Non- controlling interests	APIC	Other	Square Footage
Real estate acquisitions
Pennsylvania	4/28/11	$1.9	$1.9	$—	$—	$—	$—	$—	$—	—
Virginia	6/30/11	34.8	31.9	—	—	—	—	—	2.9	142,015
Virginia (1)	8/4/11	16.2	26.4	—	—	(12.5)	—	—	2.3	87,816
Virginia (1)	8/4/11	28.3	43.8	—	—	(19.0)	—	—	3.5	142,856
Virginia (1)	8/30/11	8.6	14.6	—	—	(7.5)	—	—	1.5	59,240
Virginia (1)	9/30/11	8.7	15.3	—	—	(7.8)	—	—	1.2	42,957
Virginia (1)	10/26/11	7.9	11.6	—	—	(4.8)	—	—	1.1	41,882
Virginia (1)	10/26/11	4.7	6.6	—	—	(2.8)	—	—	0.9	31,443
Pennsylvania	11/15/11	3.6	3.6	—	—	—	—	—	—	—

		114.7	155.7	—	—	(54.4)	—	—	13.4	548,209

Purchase of noncontrolling interests		1.3	—	(3.5)	—	—	3.6	1.5	(0.3)	—

Mortgage note financings (2)
Iowa	1/3/11	40.0	—	—	40.0	—	—	—	—	—
Florida	2/3/11	2.7	—	—	2.7	—	—	—	—	—
Missouri (3)(4)	3/24/11	2.3	—	—	2.3	—	—	—	—	—
Missouri (4)	6/30/11	20.6	—	—	20.6	—	—	—	—	—
Oklahoma (4)	6/30/11	19.9	—	—	19.9	—	—	—	—	—

		85.5	—	—	85.5	—	—	—	—	—

		$201.5	$155.7	$(3.5)	$85.5	$(54.4)	$3.6	$1.5	$13.1	548,209

(1)	The mortgage notes payable assumed in these acquisitions reflect fair value adjustments totaling $2.0 million recorded by the Company upon acquisition.
(2)	Amounts in table include fundings through December 31, 2011.
(3)	The loan was repaid in full in October 2011.
(4)	These are construction mortgage notes and the amounts in the table include amounts funded since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions as of the acquisition date for 2011:

	Estimated Fair Value (1)	Estimated Useful Life
	(In millions)	(In years)
Buildings	$139.7	25.0-33.0
Land	5.5	—
Prepaid ground leases	12.8	94.2-94.5
Intangibles:
At-market lease intangibles	10.5	2.0-5.0
Above-market lease intangibles	0.3	0.9-4.7
Below-market lease intangibles	(0.1)	2.7-6.3

Total intangibles	10.7

Accounts receivable and other assets acquired	0.3	—
Mortgage notes payable assumed, including fair value adjustments	(54.4)	—
Accounts payable, accrued liabilities and other liabilities assumed	(0.5)	—
Prorated rent, net of expenses paid	0.6	—

Total cash consideration	$114.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Also, during 2010, the Company:

•	began funding in January 2010 a $2.7 million loan for the construction of a medical office building in Iowa. The Company had funded $2.3 million when it was repaid in August 2010;

•

began funding in July 2010 a $40.0 million loan for the construction of a 48-bed surgical facility in South Dakota. The Company received an origination fee of $0.6 million in conjunction with this loan that will be amortized to mortgage interest income over the term of the loan.

•

began funding in August 2010 a $12.4 million loan for the construction of a medical office building in Texas. At December 31, 2010, the Company had funded $2.5 million of the loan. The Company has the option to acquire the medical office building from the developer 12 months after the building is completed, which occurred in May 2011;

•

began funding two mortgage notes receivable in August 2010 totaling $18.4 million to Ladco for the construction of two medical office buildings in Iowa as part of the development of a six-facility outpatient campus. As of December 31, 2010, the Company had funded $4.4 million of the notes receivable. Concurrently, and in conjunction with entering into the two mortgage notes, an existing mortgage note receivable due to the Company totaling $4.3 million was repaid by Ladco Properties XVIII, LLC. During 2011, the Company reclassified these note balances as land held for development;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	began funding in October 2010 a $2.1 million loan for the construction of a medical office building in Iowa by Ladco. At December 31, 2010, the Company had funded $0.3 million of the loan; and

•	funded in November 2010 a $3.7 million loan to Ladco which was secured by a medical office building located in Iowa.

A summary of the Company’s 2010 acquisitions and financings follows:

(Dollars in millions)	Dates Acquired	Cash Consideration	Real Estate	Mortgage Note Fundings	Mortgage Notes Payable Assumed	Other	Square Footage
Real estate acquisitions (1)
Iowa (2)	3/26/10	$2.9	$14.7	$—	$—	$(11.8)	68,534
Ohio	8/13/10	10.3	14.5	—	(4.2)	—	73,331
Indiana	8/27/10	23.5	23.3	—	—	0.2	134,032
Colorado (3)	8/31/10	14.8	31.0	—	(15.7)	(0.5)	112,155
Texas	9/23/10, 12/29/10	71.6	75.8	—	(4.4)	0.2	302,094
Colorado	12/17/10	19.1	18.4	—	—	0.7	80,125
Texas	12/29/10	134.0	133.8	—	—	0.2	311,710

		276.2	311.5	—	(24.3)	(11.0)	1,081,981

Mortgage note financings (4)
Iowa (5)	1/27/10	2.3	—	2.3	—	—	—
South Dakota (6)	7/26/10	10.6	—	11.2	—	(0.6)	—
Texas	8/2/10	2.5	—	2.5	—	—	—
Iowa (7)	8/27/10	4.4	—	4.4	—	—	—
Iowa	10/29/10	0.3	—	0.3	—	—	—
Iowa	11/23/10	3.7	—	3.7	—	—	—

		23.8	—	24.4	—	(0.6)	—

		$300.0	$311.5	$24.4	$(24.3)	$(11.6)	1,081,981

(1)	The Company expensed $1.2 million in transaction costs during 2010 related to these acquisitions.
(2)	The Other column includes a $9.9 million mortgage note receivable that was repaid upon acquisition of the property.
(3)	The mortgage note payable assumed amount includes a fair value adjustment of $0.5 million.
(4)	Amounts in table include fundings through December 31, 2010.
(5)	This mortgage note was acquired and subsequently repaid during 2010.
(6)	This mortgage note was converted to construction in progress during 2011.
(7)	This mortgage note was converted to land held for development during 2011.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions as of the acquisition date for 2010:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Buildings	$291.4	29.0 - 37.0
Prepaid ground lease	0.3	75.0
Intangibles:
At-market lease intangibles	20.1	3.0 - 16.4
Above-market lease intangibles	1.1	4.6 - 9.1
Below-market lease intangibles	(1.4)	5.3 - 9.3
Below-market ground lease intangibles	0.5	75.0

Total intangibles	20.3

Accounts receivable and other assets assumed	1.4	—
Mortgage notes payable assumed, including fair value adjustment	(24.3)	—
Mortgage notes payable repayments	(9.9)	—
Accounts payable, accrued liabilities and other liabilities assumed	(3.4)	—
Prorated rent, net of expenses paid	0.4	—

Total cash consideration	$276.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2011 Real Estate Dispositions and Mortgage Repayments

During 2011, the Company disposed of the following properties:

•

a 35,761 square foot medical office building in Maryland in which the Company had a gross investment of approximately $4.7 million ($3.5 million, net). The Company received approximately $3.4 million in net proceeds and recorded a $0.1 million impairment on the disposal; and

•

The Company received approximately $3.1 million in proceeds, including a $2.7 million mortgage note receivable, from the sale of a 28,861 square foot physician clinic in Florida in which the Company had a gross investment of approximately $4.9 million ($3.1 million, net).

•

a 16,256 square foot medical office building in Florida in which the Company had gross investment of approximately $4.0 million ($2.8 million, net). The Company received approximately $1.2 million in net cash proceeds and recognized a $1.6 million impairment on the disposition;

•

A 24,900 square foot medical office building in Massachusetts in which the Company had a gross investment of approximately $2.6 million ($1.6 million, net). The Company received approximately $3.2 million in net cash proceeds and recorded a $1.6 million gain on the disposal; and

•

a 75,842 square foot medical office building in Massachusetts in which the Company had a gross investment of approximately $9.5 million ($6.3 million, net). The Company received approximately $11.4 million in net cash proceeds and recorded a $4.1 million gain on the disposal, net of straight-line rent receivables written off.

Also, during 2011, two mortgage notes receivable totaling approximately $17.2 million were repaid. Upon repayment of one of the mortgage notes receivable, the Company recognized a gain of $1.4 million that had been deferred from the original sale of the building in 2006.

A summary of the Company’s 2011 dispositions follows:

(Dollars in millions)	Date Disposed	Net Proceeds	Net Real Estate Investment	Other (Including Receivables)	Mortgage Note Receivable	Gain/ Impairment	Square Footage
Real estate dispositions
Maryland	1/19/2011	$3.4	$3.5	$—	$—	$(0.1)	35,761
Florida	2/03/2011	0.4	3.1	—	(2.7)	—	28,861
Florida	8/09/2011	1.2	2.8	—	—	(1.6)	16,256
Massachusetts	12/12/2011	3.2	1.6	—	—	1.6	24,900
Massachusetts	12/12/2011	11.4	6.3	1.0	—	4.1	75,842

		19.6	17.3	1.0	(2.7)	4.0	181,620

Mortgage note repayments (1)		17.2	—	—	17.2	1.4	—

		$36.8	$17.3	$1.0	$14.5	$5.4	181,620

(1)	Includes the recognition of a $1.4 million deferred gain from the sale of the building in 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Also, during 2010, three mortgage notes receivable totaling approximately $8.5 million were repaid.

A summary of the Company’s 2010 dispositions follows:

(Dollars in millions)	Date Disposed	Net Proceeds	Net Real Estate Investment	Other (Including Receivables)	Mortgage Notes Receivable	Gain	Square Footage
Real estate dispositions
Virginia	1/07/2010	$19.6	$16.0	$0.9	$—	$2.7	222,045
Florida	4/16/2010	4.0	2.4	0.1	—	1.5	14,563
Florida	9/09/2010	9.7	5.0	0.6	—	4.1	25,000
Arkansas	10/22/2010	1.0	1.0	(0.1)	—	0.1	11,963
Georgia	11/02/2010	0.2	0.9	(0.7)	—	—	15,474

		34.5	25.3	0.8	—	8.4	289,045

Mortgage note repayments		8.5	—	—	8.5	—	—

		$43.0	$25.3	$0.8	$8.5	$8.4	289,045

2012 Acquisitions

In January 2012, the Company purchased a 58,295 square foot medical office building in South Dakota for $15.0 million. The property is 100% leased under a single absolute net lease with an affiliate of “AA-” rated Sanford Health, with a parent guarantee, and the lease expires in 2022. The property is connected to a new Sanford Health acute care hospital that is currently under construction.

In February 2012, the Company purchased a 23,312 square foot medical office building in North Carolina for $6.4 million. The property is 100% leased by two tenants, and the leases expire in 2019.

2012 Dispositions

In January 2012, the Company disposed of two medical office buildings located in Texas that were classified as held for sale and in which the Company had a $2.5 million net investment at December 31, 2011. The Company received approximately $3.4 million in consideration including a seller-financed $3.0 million mortgage note receivable.

In January 2012, the Company disposed of a medical office building located in Florida that was classified as held for sale and in which the Company had a $3.1 million net investment at December 31, 2011. The Company received approximately $7.2 million in proceeds, net of expenses incurred at the time of closing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2012, an inpatient facility under construction in South Dakota that was being funded by the Company through a mortgage note was sold. As a result, the Company’s mortgage note was repaid in full. The Company began consolidating the variable interest entity that owned the ongoing construction project in the third quarter of 2011 when the Company concluded it was the primary beneficiary of the entity, resulting in the elimination of the construction mortgage loan in the Consolidated Financial Statements. The balance in the construction project at December 31, 2011 was approximately $38.0 million. Amounts outstanding on the mortgage note receivable totaled approximately $34.9 million at December 31, 2011. The Company does not anticipate a material gain or loss in connection with the deconsolidation of the project.

Potential Dispositions

In the fourth quarter of 2010, the Company received notice from a tenant of its intent to purchase six skilled nursing facilities in Michigan and Indiana pursuant to purchase options contained in its leases with the Company. The Company’s aggregate net investment in the buildings, which were classified as held for sale upon receiving notice of the purchase option exercise, was approximately $8.2 million at December 31, 2011, and the aggregate contractual rent on the facilities is approximately $0.7 million per quarter. The aggregate purchase price for the properties is expected to be approximately $17.3 million, resulting in an expected aggregate net gain of approximately $9.1 million. The Company expects the sales will close in 2012.

During the fourth quarter of 2011, management decided to sell seven properties in the Company’s portfolio. In connection with its planned disposal of these properties, the Company determined that the carrying value for four of these properties would not likely be fully recoverable upon sale. Accordingly, the Company recorded an aggregate impairment charge on these properties of approximately $4.7 million, reducing the aggregate net investment in the properties to approximately $6.7 million. Of the seven properties identified for disposal, four of the properties are located in Texas and three are located in Florida. Three of the seven properties were sold during January 2012, and the remaining four, two of which are under contract, are expected to be sold during 2012.

The Company may from time to time sell additional properties and redeploy cash from the property sales and mortgage repayments into investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these investments, the Company’s results of operations and cash flows could be adversely affected.

5. Discontinued Operations

Assets and liabilities of properties sold or classified as held for sale on the Company’s Consolidated Balance Sheets, and the results of operations of such properties are included in discontinued operations on the Company’s Consolidated Statements of Operations for all periods presented. As discussed further in “Potential Dispositions” in Note 4, properties classified as held for sale at December 31, 2011 include the six skilled nursing facilities in Michigan and Indiana, the seven properties the Company decided to sell in the fourth quarter of 2011, as well as two other properties the Company decided to sell during 2010. The Company’s aggregate investment in these fifteen properties was approximately $28.3 million at December 31, 2011.

During 2011, the Company reclassified to held for use one property located in Tennessee that was previously classified as held for sale upon execution of a long-term lease. The Company’s gross investment in the property was approximately $1.1 million ($0.5 million, net) at December 31, 2011.

The tables below reflect the assets and liabilities of the properties classified as held for sale and discontinued operations as of December 31, 2011 and the results of operations of the properties included in discontinued operations on the Company’s Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
(Dollars in thousands)	2011	2010
Balance Sheet data (as of the period ended):
Land	$8,078	$7,099
Buildings, improvements and lease intangibles	44,299	35,424
Personal property	458	429

	52,835	42,952
Accumulated depreciation	(24,557)	(19,447)

Assets held for sale, net	28,278	23,505
Other assets, net (including receivables)	372	410

Assets of discontinued operations, net	372	410
Assets held for sale and discontinued operations, net	$28,650	$23,915

Accounts payable and accrued liabilities	$404	$229
Other liabilities	114	194

Liabilities of discontinued operations	$518	$423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009
Statements of Operations data (for the period ended):
Revenues (1)
Master lease rent	$4,885	$6,626	$11,171
Property operating	883	2,734	4,477
Straight-line rent	(141)	(155)	(210)
Other operating	5	15	249

	5,632	9,220	15,687

Expenses (2)
General and administrative	7	15	26
Property operating	2,169	3,271	4,010
Other operating	—	(135)	—
Bad debt, net	89	22	(18)
Depreciation	967	2,258	3,693
Amortization	(31)	(31)	(31)

	3,201	5,400	7,680

Other Income (Expense) (3)
Interest expense	—	—	(667)
Interest and other income, net	104	239	430

	104	239	(237)
Income from Discontinued Operations	2,535	4,059	7,770
Impairments (4)	(6,697)	(6,252)	(22)
Gain on sales of real estate properties (5)	7,035	8,352	20,136

Income from Discontinued Operations	$2,873	$6,159	$27,884

Income from Discontinued Operations per Common Share - Basic	$0.04	$0.10	$0.48

Income from Discontinued Operations per Common Share - Diluted	$0.04	$0.10	$0.48

(1)	Total revenues for the years ended December 31, 2011, 2010 and 2009 included $1.6 million, $4.4 million and $9.6 million, respectively, related to properties sold; and $4.0 million, $4.8 million and $6.1 million, respectively, related to 15 properties held for sale at December 31, 2011.
(2)	Total expenses for the years ended December 31, 2011, 2010 and 2009 included $0.7 million, $1.8 million and $3.7 million, respectively, related to properties sold; and $2.5 million, $3.6 million and $4.0 million, respectively, related to 15 properties held for sale at December 31, 2011.
(3)	Other income (expense) for the years ended December 31, 2011, 2010, and 2009 included income related to properties sold of $0.1 million, income of $0.2 million and expenses of $0.3 million, respectively. The year ended December 31, 2009 also included income of $0.1 million related to properties held for sale.
(4)	Impairments for the year ended December 31, 2011 included $1.7 million related to two properties sold and $5.0 million related to five properties held for sale; December 31, 2010 included $1.0 million related to one property sold and $5.3 million related to four properties held for sale; and December 31, 2009 included $22,000 related to one property sold.
(5)	Gain on sales of real estate properties for the years ended December 31, 2011, 2010 and 2009 included gains on the sale of three, nine and five properties, respectively.

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

The Company recorded impairment charges on properties sold or classified as held for sale, which are included in discontinued operations, for the years ended December 31, 2011, 2010 and 2009 totaling $6.7 million, $6.3 million and $22,000, respectively. During 2011, the Company recorded impairment charges totaling approximately $4.7 million on four properties that the Company decided to sell during the year, approximately $1.7 million on two properties sold during 2011 and $0.3 million on a property classified as held for sale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that the Company decided to sell during 2010. Both level 2 and level 3 fair value techniques were used to derive these impairment charges. Executed purchase and sale agreements, since they are binding agreements, are categorized as level 2. Brokerage estimates, letters of intent, or unexecuted purchase and sale agreements are considered to be level 3 as they are nonbinding in nature.

An impairment charge totaling $1.3 million is also included in continuing operations for the year ended 2010, as restated to conform to the 2011 discontinued operations presentation, related to a property that was classified as held for sale at December 31, 2010 but was subsequently reclassified to held for use in 2011 upon execution of a lease on the property.

7. Other Assets

Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, and receivables. Items included in other assets on the Company’s Consolidated Balance Sheets as of December 31, 2011 and 2010 are detailed in the table below.

	December 31,
(Dollars in millions)	2011	2010
Prepaid assets	$45.0	$27.9
Straight-line rent receivables	30.3	27.0
Above-market intangible assets, net	13.3	13.4
Deferred financing costs, net	13.8	12.0
Accounts receivable	8.2	6.1
Goodwill	3.5	3.5
Equity investment in joint venture - cost method	1.3	1.3
Customer relationship intangible assets, net	2.1	1.2
Notes receivable	0.3	3.8
Allowance for uncollectible accounts	(0.6)	(1.2)
Other	1.2	1.5

	$118.4	$96.5

Equity Investments in Joint Ventures

At December 31, 2011 and 2010, the Company had an investment in an unconsolidated joint venture which had investments in real estate properties. The Company accounts for this investment under the cost method since the Company does not exert significant influence. The Company recognized income related to this investment of approximately $0.7 million, $0.1 million and $0.3 million, respectively, for the years ended December 31, 2011, 2010 and 2009. The joint venture, which invests in real estate properties, is included in other assets on the Company’s Consolidated Balance Sheets, and the related distributions received are included in interest and other income, net on the Company’s Consolidated Statements of Operations.

8. Intangible Assets and Liabilities

The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, deferred financing costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2011 and 2010 consisted of the following:

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Avg. Life	Balance Sheet
(Dollars in millions)	2011	2010	2011	2010	(Years)	Classification
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets
Deferred financing costs	17.6	20.7	3.8	8.7	5.1	Other assets
Above-market lease intangibles	14.8	14.6	1.5	1.2	57.2	Other assets
Customer relationship intangibles	2.6	1.4	0.5	0.2	31.6	Other assets
Below-market lease intangibles	(6.9)	(8.8)	(1.4)	(2.9)	15.0	Other liabilities
At-market lease intangibles	63.3	93.0	16.9	49.0	7.3	Real estate properties

	$94.9	$124.4	$21.3	$56.2	17.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization of the Company’s intangible assets and liabilities, in place as of December 31, 2011, is expected to be approximately $13.2 million, $12.3 million, $10.4 million, $7.3 million, and $4.7 million, respectively, for the years ended December 31, 2012 through 2016.

9. Notes and Bonds Payable

The table below details the Company’s notes and bonds payable.

	December 31,
(Dollars in thousands)	2011	2010
Unsecured Credit Facility due 2012	$—	$—
Unsecured Credit Facility due 2015	212,000	—
Senior Notes due 2011, including premium	—	278,311
Senior Notes due 2014, net of discount	264,371	264,227
Senior Notes due 2017, net of discount	298,465	298,218
Senior Notes due 2021, net of discount	397,052	396,812
Mortgage notes payable, net of discount and including premiums	221,649	170,287

	$1,393,537	$1,407,855

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At December 31, 2011, the Company was in compliance with its financial covenant provisions under its various debt instruments.

Unsecured Credit Facility due 2012

On October 14, 2011, the balances outstanding, totaling $180.0 million, on the Company’s $550.0 million unsecured credit facility due 2012 (the “Unsecured Credit Facility due 2012”) were repaid with proceeds from the Company’s unsecured credit facility due 2015 (the “Unsecured Credit Facility”). The Unsecured Credit Facility due 2012, which was due to mature on September 30, 2012, bore interest at a rate equal to LIBOR plus 2.8%. In addition, the Company paid a facility fee equal to 0.40% per annum on the aggregate amount of commitments.

Unsecured Credit Facility due 2015

On October 14, 2011, the Company entered into a $700.0 million Unsecured Credit Facility with a syndicate of 17 lenders that matures on October 14, 2015 with an option to extend the facility one additional year for an extension fee of 0.20% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus the applicable margin rate (defined as a range of 1.075% to 1.900% depending on the Company’s unsecured debt ratings, currently 1.5%). In addition, the Company pays a 0.35% facility fee per annum on the aggregate amounts of commitments. The facility fee ranges from 0.175% per annum to 0.45% per annum, based on the Company’s unsecured debt ratings. At December 31, 2011, the Company had $212.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.78% and a remaining borrowing capacity of approximately $488.0 million.

Senior Notes due 2011

On March 28, 2011, the Company redeemed its unsecured senior notes due 2011 (the “Senior Notes due 2011”) at a redemption price equal to an aggregate of $289.4 million, consisting of outstanding principal of $278.2 million, accrued interest as of the redemption date of $9.2 million, and a “make-whole” amount of approximately $2.0 million for the early extinguishment of the debt, which was approximately equal to the interest that would have been paid between the redemption date and the maturity date. The Senior Notes due 2011, issued in 2001, bore interest at 8.125% per annum and were due to mature on May 1, 2011. The unamortized net gain on the notes was fully amortized upon redemption.

	December 31,
(Dollars in thousands)	2011	2010
Senior Notes due 2011 face value	$—	$278,221
Unamortized net gain (net of discount)	—	90

Senior Notes due 2011 carrying amount	$—	$278,311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes due 2014

In 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125%, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, which yielded a 5.19% interest rate per annum upon issuance. For each of the years ended December 31, 2011, 2010 and 2009, the Company amortized approximately $0.1 million of the discount which is included in interest expense on the Company’s Consolidated Statements of Operations. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Consolidated Balance Sheets as of December 31, 2011 and 2010.

	December 31,
(Dollars in thousands)	2011	2010
Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(366)	(510)

Senior Notes due 2014 carrying amount	$264,371	$264,227

Senior Notes due 2017

On December 4, 2009, the Company publicly issued $300.0 million of unsecured senior notes due 2017 (the “Senior Notes due 2017”). The Senior Notes due 2017 bear interest at 6.50%, payable semi-annually on January 17 and July 17, and are due on January 17, 2017, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.0 million, which yielded a 6.618% interest rate per annum upon issuance. For the years ended December 31, 2011, 2010 and 2009, the Company amortized approximately $0.2 million, $0.2 million and $19,000, respectively, of the discount which is included in interest expense on the Company’s Consolidated Statements of Operations. The following table reconciles the balance of the Senior Notes due 2017 on the Company’s Consolidated Balance Sheets as of December 31, 2011.

	December 31,
(Dollars in thousands)	2011	2010
Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,535)	(1,782)

Senior Notes due 2017 carrying amount	$298,465	$298,218

Senior Notes due 2021

On December 13, 2010, the Company publicly issued $400.0 million of unsecured senior notes due 2021 (the “Senior Notes due 2021”). The Senior Notes due 2021 bear interest at 5.75%, payable semi-annually on January 15 and July 15, beginning July 15, 2011, and are due on January 15, 2021, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $3.2 million, which yielded a 5.855% interest rate per annum upon issuance. For the years ended December 31, 2011 and 2010, the Company amortized approximately $0.2 million and $12,000, respectively, of the discount which is included in interest expense on the Company’s Consolidated Statement of Operations. The following table reconciles the balance of the Senior Notes due 2021 on the Company’s Consolidated Balance Sheet as of December 31, 2011.

	December 31,
(Dollars in thousands)	2011	2010
Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(2,948)	(3,188)

Senior Notes due 2021 carrying amount	$397,052	$396,812

Mortgage Notes Payable

The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
(Dollars in thousands)	2011	2010
Mortgage notes payable principal balance	$225,377	$176,638
Unaccreted discount, net of premium	(3,728)	(6,351)

Mortgage notes payable carrying amount	$221,649	$170,287

The following table details the Company’s mortgage notes payable, with related collateral.

	Original	Effective Interest Rate	Maturity	Collateral	Principal and Interest	Investment in Collateral at December 31,	Balance at December 31,
(Dollars in millions)	Balance	(18)	Date	(19)	Payments	2011	2011	2010
Life Insurance Co.	$4.7	7.765%	1/17	MOB	Mnthly/20-yr amort.(14)	$11.6	$1.9	$2.2
Commercial Bank	1.8	5.550%	10/30	OTH	Mnthly/27-yr amort.(14)	7.9	1.6	1.7
Life Insurance Co.	15.1	5.490%	1/16	MOB	Mnthly/10-yr amort.(14)	32.7	13.1	13.5
Commercial Bank (1)	17.4	6.480%	5/15	MOB	Mnthly/10-yr amort.(14)	19.9	14.5	14.5
Commercial Bank (2)	12.0	6.110%	7/15	2 MOBs	Mnthly/10-yr amort.(14)	19.4	9.8	9.7
Commercial Bank (3)	15.2	7.650%	7/20	MOB	(15)	20.2	12.8	12.8
Life Insurance Co. (4)	1.5	6.810%	7/16	MOB	Mnthly/9-yr amort.(14)	2.2	1.1	1.2
Commercial Bank (5)	12.9	6.430%	2/21	MOB	Mnthly/12-yr amort.(14)	20.5	11.4	11.5
Investment Fund	80.0	7.250%	12/16	15 MOBs	Mnthly/30-yr amort.(14)(16)	154.9	78.4	79.2
Life Insurance Co.	7.0	5.530%	1/18	MOB	Mnthly/15-yr amort.(14)	14.5	3.5	4.0
Investment Co. (6)	15.9	6.550%	4/13	MOB	Mnthly/30-yr amort.(14)(17)	23.3	15.2	15.6
Investment Co.	4.6	5.250%	9/15	MOB	Mnthly/10-yr amort.(14)	6.9	4.3	4.4
Life Insurance Co. (7)	13.9	4.700%	1/16	MOB	Mnthly/25-yr amort.(14)	26.4	12.4	—
Life Insurance Co. (8)	21.5	4.700%	8/15	MOB	Mnthly/25-yr amort.(14)	43.8	18.8	—
Insurance Co. (9)	7.3	5.100%	12/18	MOB	Mnthly/25-yr amort.(14)	14.6	7.5	—
Commercial Bank (10)	8.1	4.540%	8/16	MOB	Mnthly/10-yr amort.(14)	15.1	7.7	—
Life Insurance Co. (11) (12)	5.3	4.060%	11/14	MOB	Mnthly/25-yr amort.(14)	11.6	4.8	—
Life Insurance Co. (13)	3.1	4.060%	11/14	MOB	Mnthly/25-yr amort.(14)	6.7	2.8	—

						$452.2	$221.6	$170.3

(1)	The unaccreted portion of a $2.7 million discount recorded on this note upon acquisition is included in the balance above.
(2)	The unaccreted portion of a $2.1 million discount recorded on this note upon acquisition is included in the balance above.
(3)	The unaccreted portion of a $2.4 million discount recorded on this note upon acquisition is included in the balance above.
(4)	The unaccreted portion of a $0.2 million discount recorded on this note upon acquisition is included in the balance above.
(5)	The unaccreted portion of a $1.0 million discount recorded on this note upon acquisition is included in the balance above.
(6)	The unamortized portion of a $0.5 million premium recorded on this note upon acquisition is included in the balance above.
(7)	The unamortized portion of a $0.3 million premium recorded on this note upon acquisition is included in the balance above.
(8)	The unamortized portion of a $0.4 million premium recorded on this note upon acquisition is included in the balance above.
(9)	The unamortized portion of the $0.6 million premium recorded on this note upon acquisition is included in the balance above.
(10)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.
(11)	Balance consists of two notes secured by the same building.
(12)	The unamortized portions of the $0.3 million premium recorded on these notes upon acquisition are included in the balance above.
(13)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.
(14)	Payable in monthly installments of principal and interest with the final payment due at maturity.
(15)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity.
(16)	The Company has the option to extend the maturity for two, one-year floating rate extension terms.
(17)	The Company has the option to extend the maturity for three years at a fixed rate of 6.75%.
(18)	The contractual interest rates for the nineteen outstanding mortgage notes ranged from 5.00% to 7.625% at December 31, 2011.
(19)	MOB-Medical office building; OTH-Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Long-Term Debt Information

Future maturities of the Company’s notes and bonds payable as of December 31, 2011 were as follows:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Notes and Bonds Payable	%
2012	$4,948	$(1,019)	$3,929	0.3%
2013	19,781	(1,263)	18,518	1.3%
2014	276,349	(1,404)	274,945	19.7%
2015	261,775	(1,215)	260,560	18.7%
2016	106,376	(907)	105,469	7.6%
2017 and thereafter	732,885	(2,769)	730,116	52.4%

	$1,402,114	$(8,577)	$1,393,537	100.0%

(1)	Includes discount and premium amortization related to the Company’s Senior Notes due 2014, Senior Notes due 2017, Senior Notes due 2021, and thirteen mortgage notes payable.

10. Stockholders’ Equity

Common Stock

The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2011 as follows:

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	66,071,424	60,614,931	59,246,284
Issuance of stock	11,681,392	5,287,098	1,244,914
Restricted stock-based awards, net of forfeitures	91,067	169,395	123,733

Balance, end of year	77,843,883	66,071,424	60,614,931

At-The-Market Equity Offering Program

Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The Company has not sold any shares under this program since July 2011. The following table details the shares sold under this program.

Year	Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2011	11,648,700	$20.27 - $23.63	$251.6
2010	5,258,700	$20.23 - $25.16	$117.7
2009	1,201,600	$21.62 - $22.50	$25.7

Dividends Declared

During 2011, the Company declared and paid common stock dividends aggregating $1.20 per share ($0.30 per share per quarter).

On January 31, 2012, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on March 1, 2012 to stockholders of record on February 16, 2012.

Authorization to Repurchase Common Stock

In 2006, the Company’s Board of Directors authorized management to repurchase up to 3,000,000 shares of the Company’s common stock. As of December 31, 2011, the Company had not repurchased any shares under this authorization. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

During the year ended December 31, 2011, the Company recorded a $1.9 million reduction to future benefit obligations related to its pension plan, resulting in a decrease to other liabilities and an offsetting reduction to accumulated other comprehensive loss which is included in stockholders’ equity on the Company’s Consolidated Balance Sheet.

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

11. Benefit Plans

Executive Retirement Plan

The Company has an Executive Retirement Plan under which three founding officers may receive pension benefits upon normal retirement (defined to be when the officer reaches age 65 and has completed five years of service with the Company) at an amount equal to 60% of the officer’s final average earnings (defined as the average of the executive’s highest three years’ earnings) plus 6% of final average earnings multiplied by the years of service after age 60 (but not more than five years), less 100% of certain other retirement benefits received by the officer to be paid either in lump sum or in monthly installments over a period not to exceed the greater of the life of the retired officer or his surviving spouse.

In December 2008, the Company froze the maximum annual benefits payable to a single participant under the plan at $896,000, plus cost of living increases, which resulted in a curtailment of benefits under the retirement plan for the Company’s chief executive officer. In 2008, the officers under the plan elected the manner in which they would receive retirement benefits upon retirement. The Company’s chief executive officer agreed to receive his retirement benefits under the plan in installment payments upon retirement, rather than in a lump sum, and of the two remaining officers in the plan, one has elected to receive benefits in monthly installments and one has elected a lump sum payment upon retirement.

At December 31, 2011, only the Company’s chief executive officer was eligible to retire under the plan. Upon retirement, the chief executive officer will be paid annual installments of approximately $0.9 million, increasing annually based on CPI.

Retirement Plan for Outside Directors

In November 2009, the Company terminated the Outside Director Plan. During 2010, the Company paid to each outside director who participated in the plan a lump sum payment, which aggregated to approximately $2.6 million, in full settlement of the directors’ benefits payable under the Outside Director Plan.

Retirement Plan Information

Net periodic benefit cost for both the Executive Retirement Plan and the Outside Director Plan for the three years in the period ended December 31, 2011 is comprised of the following:

(Dollars in thousands)	2011	2010	2009
Service cost	$69	$51	$286
Interest cost	856	933	926
Effect of settlement	—	(243)	1,005
Amortization of net gain/loss	929	671	669

	$1,854	$1,412	$2,886
Net loss (gain) recognized in other comprehensive income	(1,936)	676	(1,868)

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(82)	$2,088	$1,018

The Company estimates that approximately $0.3 million of the amounts included in accumulated other comprehensive loss will be amortized to expense in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Executive Retirement Plan is unfunded, and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations as of December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Benefit obligation at beginning of year	$15,545	$16,122
Service cost	69	51
Interest cost	856	933
Benefits paid	(48)	(2,666)
Unrecognized prior service cost	(2,169)	—
Settlement (gain) loss	—	(243)
Actuarial (gain) loss, net	1,161	1,348

Benefit obligation at end of year	$15,414	$15,545

Amounts recognized in the Consolidated Balance Sheets are as follows:

(Dollars in thousands)	2011	2010
Net liabilities included in other liabilities	$(12,082)	$(10,276)
Amounts recognized in accumulated other comprehensive loss	(3,332)	(5,269)

The Company assumed discount rates of 4.69% for 2011, 5.5% for 2010 and 6.0% for 2009 and compensation increases of 2.7% for 2011, 2010 and 2009 related to the retirement plans, as applicable, to measure the year-end benefit obligations and the earnings effects for the subsequent year related to the plans.

12. Stock and Other Incentive Plans

Stock Incentive Plan

The Incentive Plan authorizes the Company to issue 2,390,272 shares of common stock to its employees and directors. The Incentive Plan will continue until terminated by the Company’s Board of Directors. As of December 31, 2011, 2010 and 2009, the Company had issued, net of forfeitures, a total of 1,182,074, 1,091,007 and 921,612 shares, respectively, under the Incentive Plan for compensation-related awards to employees and directors, with a total of 1,208,198, 1,299,265 and 1,468,660 authorized shares, respectively, remaining which had not been issued. Restricted shares issued under the Incentive Plan are generally subject to fixed vesting periods varying from three to 10 years beginning on the date of issue. If an employee voluntarily terminates employment with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the employee has the right to receive dividends and the right to vote the shares. Compensation expense recognized during the years ended December 31, 2011, 2010 and 2009 from the amortization of the value of restricted shares issued to employees was $2.2 million, $1.6 million and $2.9 million, respectively.

In the fourth quarters of 2010 and 2009, the Company released performance-based awards to 30 of its officers under the Incentive Plan totaling approximately $1.4 million and $0.9 million, respectively, which were granted in the form of restricted shares totaling approximately 67,800 shares and 39,500 shares, respectively. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately six years. No performance-based awards were released under the Incentive Plan during 2011.

The Incentive Plan also authorizes the Company’s Compensation Committee of its Board of Directors to grant restricted stock units or other performance awards to eligible employees. Such awards, if issued, will also be subject to restrictions and other conditions as determined appropriate by the Compensation Committee. Grantees of restricted stock units will not have stockholder voting rights and will not receive dividend payments. The award of performance units does not create any stockholder rights. Upon satisfaction of certain performance targets as determined by the Compensation Committee, payment of the performance units may be made in cash, shares of common stock, or a combination of cash and common stock, at the option of the Compensation Committee. As of December 31, 2011, the Company had not granted any restricted stock units or other performance awards under the Incentive Plan.

The Company also, beginning in 2009, began issuing shares to its non-employee directors under the Incentive Plan. Previously, the Company issued shares to its directors under the 1995 Restricted Stock Plan for Non-Employee Directors (the “1995 Directors’ Plan”) but all shares authorized for issuance under that plan have been issued. The directors’ stock issued generally has a three-year vesting period and is subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2011,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2010 and 2009, the Company issued 27,400, 25,392, and 36,688 shares, respectively, to its non-employee directors through the Incentive Plan or the 1995 Directors’ Plan. For 2011, 2010 and 2009, compensation expense resulting from the amortization of the value of these shares was $0.5 million, $0.6 million, and $0.5 million, respectively.

A summary of the activity under the Incentive Plan, and its predecessor plan, and the 1995 Directors’ Plan and related information for the three years in the period ended December 31, 2011 follows:

	2011	2010	2009
Stock-based awards, beginning of year	1,379,243	1,224,779	1,111,728
Granted	106,569	175,412	124,587
Vested	(44,211)	(20,948)	(11,536)
Forfeited	(10,926)	—	—

Stock-based awards, end of year	1,430,675	1,379,243	1,224,779

Weighted-average grant date fair value of:
Stock-based awards, beginning of year	$24.71	$25.16	$25.71
Stock-based awards granted during the year	$21.64	$21.19	$21.01
Stock-based awards vested during the year	$20.13	$22.60	$32.80
Stock-based awards forfeited during the year	$21.00	$—	$—
Stock-based awards, end of year	$24.65	$24.71	$25.16
Grant date fair value of shares granted during the year	$2,305,848	$3,600,160	$2,617,678

The vesting periods for the restricted shares granted during 2011 ranged from three to eight years with a weighted-average amortization period remaining at December 31, 2011 of approximately 6.3 years.

During 2011, 2010 and 2009, the Company withheld 4,576 shares, 520 shares and 854 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to restricted stock that vested. Also, during 2010, 6,586 restricted shares vested upon the retirement of a member of the board of directors.

401(k) Plan

The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions during 2011, 2010 and 2009, were approximately $0.4 million, $0.3 million, and $0.3 million.

Dividend Reinvestment Plan

The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2011, the Company had 486,311 shares issued under the plan of which 18,791 shares were issued in 2011, 19,267 shares were issued in 2010 and 33,511 shares were issued in 2009.

Employee Stock Purchase Plan

In January 2000, the Company adopted the Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of common stock. As of December 31, 2011, 2010 and 2009, the Company had a total of 232,218, 278,798 and 344,838 shares authorized under the Employee Stock Purchase Plan, respectively, which had not been issued or optioned. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. Cash received from employees upon exercising options under the Employee Stock Purchase Plan was approximately $0.2 million for each of the three years ended December 31, 2011.

A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2011 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011	2010	2009
Outstanding, beginning of year	392,517	335,608	250,868
Granted	261,960	256,080	219,184
Exercised	(13,901)	(9,131)	(9,803)
Forfeited	(49,173)	(53,504)	(42,032)
Expired	(166,207)	(136,536)	(82,609)

Outstanding and exercisable, end of year	425,196	392,517	335,608

Weighted-average exercise price of:
Options outstanding, beginning of year	$17.99	$18.24	$19.96
Options granted during the year	$17.99	$18.24	$19.96
Options exercised during the year	$16.31	$18.19	$15.43
Options forfeited during the year	$17.12	$18.69	$16.87
Options expired during the year	$19.34	$19.80	$12.74
Options outstanding, end of year	$15.80	$17.99	$18.24
Weighted-average fair value of options granted during the year (calculated as of the grant date)	$7.61	$8.07	$7.75
Intrinsic value of options exercised during the year	$38,784	$29,037	$31,566
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$1,186,297	$1,248,204	$1,080,658
Exercise prices of options outstanding (calculated as of December 31)	$15.80	$17.99	$18.24
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8

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

	2011	2010	2009
Risk-free interest rates	0.61%	1.14%	0.76%
Expected dividend yields	5.35%	5.68%	6.05%
Expected life (in years)	1.48	1.50	1.50
Expected volatility	64.8%	69.5%	58.2%
Expected forfeiture rates	91%	91%	84%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Earnings Per Share

The table below sets forth the computation of basic and diluted earnings per Common share for the three years in the period ended December 31, 2011.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009
Weighted Average Common Shares
Weighted average Common Shares outstanding	74,156,849	63,038,663	59,385,018
Unvested restricted stock	(1,436,702)	(1,315,877)	(1,185,426)

Weighted average Common Shares - Basic	72,720,147	61,722,786	58,199,592

Weighted average Common Shares - Basic	72,720,147	61,722,786	58,199,592
Dilutive effect of restricted stock	—	979,260	790,291
Dilutive effect of employee stock purchase plan	—	68,780	57,431

Weighted average Common Shares - Diluted	72,720,147	62,770,826	59,047,314

Net Income (loss)
Income (loss) from continuing operations	$(3,057)	$2,088	$23,264
Noncontrolling interests’ share in earnings	(30)	(47)	(57)

Income (loss) from continuing operations attributable to common stockholders	(3,087)	2,041	23,207
Discontinued operations	2,873	6,159	27,884

Net income (loss) attributable to common stockholders	$(214)	$8,200	$51,091

Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.04)	$0.03	$0.40
Discontinued operations	0.04	0.10	0.48

Net income (loss) attributable to common stockholders	$0.00	$0.13	$0.88

Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.04)	$0.03	$0.39
Discontinued operations	0.04	0.10	0.48

Net income (loss) attributable to common stockholders	$0.00	$0.13	$0.87

The dilutive effect of restricted stock totaling 1,013,399 shares, and options under the Employee Stock Purchase Plan to purchase the Company’s stock totaling 73,495 were excluded from the calculation of diluted loss per common share for the year ended December 31, 2011 because the effect was anti-dilutive due to the net loss from continuing operations incurred during that period.

14. Commitments and Contingencies

Development Activity

The Company had several development projects ongoing at December 31, 2011, including three construction projects, four construction mortgage loans and 10 properties in the process of stabilization subsequent to construction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands)	Number of Properties	Amount Funded During Twelve Months Ended Dec. 31, 2011	Total Amount Funded Through Dec. 31, 2011	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction in progress (1)	3	$57,547	$61,152	$22,130	$83,282	300,614
Construction mortgage loans	4	48,609	51,472	165,722	217,194	473,431
Stabilization in progress	10	53,550	333,370	26,288	359,658	1,095,284
Land held for development	—	4,403	25,176	—	—	—

Total	17	$164,109	$471,170	$214,140	$660,134	1,869,329

(1)	Includes one construction mortgage loan that the Company was consolidating under consolidation accounting principles. The building under construction was sold by the owner in January 2012.

Construction in Progress

During 2011, the Company initiated construction of a 96,433 square foot, on-campus medical office building and parking garage with significant pre-leasing (45% at December 31, 2011) in The Woodlands, Texas for an estimated total budget of approximately $18.1 million and an estimated completion date in the third quarter of 2012. This building is adjacent to a medical office building that the Company acquired in late 2010 as part of a five-building portfolio. Also, during 2011, the Company took control of a construction project in South Dakota and began consolidating the construction in progress that the Company was funding through a mortgage note agreement. The total budget for the South Dakota project was approximately $43.6 million with an estimated completion date of March 31, 2012. The Company’s consolidated investment in the construction project at December 31, 2011 was approximately $38.0 million, and the Company’s mortgage note balance, which was being eliminated in consolidation, was approximately $34.9 million. In January 2012, the South Dakota asset that secured the Company’s mortgage note was sold by the owner. In connection with the sale of the building, the Company’s mortgage note was repaid in full.

During 2011, one building located in Washington that was previously under construction commenced operations. The Company is in the process of leasing this building and anticipates an aggregate investment of approximately $92.2 million upon completion of tenant improvements. Also during 2011, one building and a garage located in Colorado that were previously under construction commenced operations. The Company is in process of leasing this building and anticipates an aggregate investment of approximately $22.7 million upon completion of tenant improvements.

During 2011, the Company took ownership of two parcels of land that secured two of the Company’s construction mortgage notes receivable with principal balances totaling approximately $4.4 million. The Company plans to construct outpatient facilities on the two sites. As such, the value of the land parcels is included in land held for development which is included in construction in progress on the Company’s Consolidated Balance Sheet.

As of December 31, 2011, the Company had two medical office buildings and one inpatient facility under construction with estimated completion dates in the first and third quarters of 2012. The table below details the Company’s construction in progress and land held for development at December 31, 2011. The information included in the table below represents management’s estimates and expectations at December 31, 2011 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates and leasing may not reflect actual results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

State	Estimated Completion Date	Property Type (1)	Properties	Approximate Square Feet	CIP at Dec. 31, 2011	Estimated Remaining Fundings	Estimated Total Investment
(Dollars in thousands)
Under construction:
Colorado	1Q 2012	MOB	1	90,579	$15,408	$6,189	$21,597
South Dakota (2)	1Q 2012	Inpatient	1	113,602	37,974	5,626	43,600
Texas	3Q 2012	MOB	1	96,433	7,770	10,315	18,085

Land held for development:
Iowa					4,403
Texas					20,773

			3	300,614	$86,328	$22,130	$83,282

(1)	MOB-Medical office building
(2)	This building was being consolidated by the Company under variable interest accounting principles and was sold by the owner in January 2012.

Construction Mortgage Loans

The Company expects that the remaining funding commitments totaling $165.7 million on the four construction loans at December 31, 2011, of which $162.2 million relates to the two mortgage notes affiliated with Mercy Health, will be funded through 2013.

Stabilization in Progress

At December 31, 2011 and 2010, the Company had ten and nine properties, respectively, that it had previously developed that are in the process of stabilization. In the aggregate, the properties were approximately 40% leased and 21% occupied at December 31, 2011 and 31% leased and 23% occupied at December 31, 2010, with tenant improvement activities occurring in suites that were leased but not yet occupied by the tenants. The Company’s remaining funding commitments on these properties at December 31, 2011 relate to tenant improvements. Because these properties are not stabilized, they generated an aggregate net operating loss of approximately $4.0 million and $2.5 million, respectively, for twelve months ended December 31, 2011 and 2010.

During 2011, the Company placed two properties into service that it had previously developed with aggregate budgets totaling approximately $114.9 million that are now in the process of stabilization. Also during 2011, the Company moved one property out of stabilization with a budget totaling approximately $24.9 million.

In accordance with the capitalized interest accounting standards, the Company may continue to capitalize interest on properties in stabilization, subsequent to being placed into service, for up to one year. Subsequently, the capitalization of interest must cease. During August 2011, the Company ceased capitalizing interest on one property in which the Company had a gross investment of approximately $87.6 million at December 31, 2011.

Operating Leases

As of December 31, 2011, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 44 real estate investments with expiration dates through 2101. The Company’s corporate office lease covers approximately 30,934 square feet of rented space and expires on October 31, 2020. Annual base rent on the corporate office lease increases approximately 3.25% annually with an additional base rental increase possible in the fifth year depending on changes in CPI. The Company’s ground leases generally increase annually based on increases in CPI. Rental expense relating to the operating leases for the years ended December 31, 2011, 2010 and 2009 was $4.3 million, $4.0 million and $3.8 million, respectively. The Company prepaid certain of its ground leases which represented approximately $0.3 million of the Company’s rental expense for each of the three years ended December 31, 2011. The Company’s future minimum lease payments for its operating leases, excluding leases that the Company has prepaid and leases in which an operator pays or fully reimburses the Company, as of December 31, 2011 were as follows (in thousands):

2012	$4,366
2013	4,379
2014	4,455
2015	4,525
2016	4,581
2017 and thereafter	252,331

$274,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On a tax-basis, the Company’s gross real estate assets totaled approximately $2.7 billion, $2.5 billion, and $2.1 billion, respectively, for the three years ended December 31, 2011.

The following table reconciles the Company’s consolidated net income attributable to common stockholders to taxable income for the three years ended December 31, 2011:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Net income (loss) attributable to common stockholders	$(214)	$8,200	$51,091
Reconciling items to taxable income:
Depreciation and amortization	21,479	19,603	17,196
Gain or loss on disposition of depreciable assets	(85)	6,916	8,549
Straight-line rent	(4,142)	(1,520)	(1,623)
Receivable allowances	(299)	(3,652)	523
Stock-based compensation	6,104	1,977	9,323
Other	9,926	4,752	(4,104)

	32,983	28,076	29,864

Taxable income (1)	$32,769	$36,276	$80,955

Dividends paid	$89,270	$75,821	$91,385

(1)	Before REIT dividend paid deduction.

Characterization of Distributions (unaudited)

Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2011.

For the three years ended December 31, 2011, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011		2010		2009
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.34	28.5%	$0.40	33.8%	$0.90	58.7%
Return of capital	0.80	66.3%	0.56	46.4%	0.16	10.1%
Unrecaptured section 1250 gain	0.06	5.2%	0.24	19.8%	0.48	31.2%

Common stock distributions	$1.20	100.0%	$1.20	100.0%	$1.54	100.0%

State Income Taxes

The Company must pay certain state income taxes, which are included in general and administrative expense on the Company’s Consolidated Statements of Operations.

Certain states have implemented new state tax laws in the past few years that have impacted the Company. The state of Texas implemented in 2007 a gross margins tax on gross receipts from operations. The Company understands that the Securities and Exchange Commission views this gross margins tax as an income tax. As such, the Company has disclosed the gross margins tax in the table below. The State of Michigan signed into law in 2008 the Michigan Business Tax Act (“MBTA”), which replaced the Michigan single business tax with a combined business income tax and modified gross receipts tax. The enactment of the MBTA resulted in the creation of a deferred tax liability for the Company. In 2011, the Michigan business tax was replaced with a flat corporate income tax effective January 1, 2012. Management believes that the new tax will incorporate the dividends paid deduction and thus is expected to eliminate its tax liability in Michigan. Additionally, this legislation repealed the tax associated with the Company’s deferred tax liability previously recorded, which resulted in a $0.2 million reduction of state income tax expense during 2011.

State income tax expense and state income tax payments for the three years ended December 31, 2011 are detailed in the table below:

(Dollars in thousands)	2011	2010	2009
State income tax expense:
Texas gross margins tax (1)	$459	$528	$464
Michigan gross receipts deferred tax liability	(170)	(90)	45
Other	193	116	57

Total state income tax expense	$482	$554	$566

State income tax payments, net of refunds and collections	$522	$533	$674

(1)	In the table above, income tax expense for 2009 includes $0.1 million that was recorded to the gain on sale of real estate properties sold, which is included in discontinued operations rather than general and administrative expenses on the Company’s Consolidated Statements of Operations.

16. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value as of December 31, 2011 and 2010 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses as of December 31, 2011 and 2010, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of the mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable	$1,393.5	$1,534.3	$1,407.9	$1,460.2
Mortgage notes receivable	$97.4	$95.5	$36.6	$35.9
Notes receivable, net of allowances	$0.3	$0.3	$3.8	$3.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Selected Quarterly Financial Data (unaudited)

Quarterly financial information for the years ended December 31, 2011 and 2010 is summarized below. The results of operations have been restated, as applicable, to show the effect of reclassifying properties sold or to be sold as discontinued operations.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2011
Revenues from continuing operations	$72,004	$72,656	$75,546	$76,443

Income (loss) from continuing operations	$(6,244)	$1,438	$116	$1,633
Discontinued operations	482	573	534	1,284

Net income (loss)	(5,762)	2,011	650	2,917
Less: Income from noncontrolling interests	(27)	—	(3)	—

Net income (loss) attributable to common stockholders	$(5,789)	$2,011	$647	$2,917

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.10)	$0.02	$0.00	$0.02
Discontinued operations	0.01	0.01	0.01	0.02

Net income (loss) attributable to common stockholders	$(0.09)	$0.03	$0.01	$0.04

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.10)	$0.02	$0.00	$0.02
Discontinued operations	0.01	0.01	0.01	0.02

Net income (loss) attributable to common stockholders	$(0.09)	$0.03	$0.01	$0.04

2010
Revenues from continuing operations	$62,277	$63,213	$63,808	$66,376

Income from continuing operations	$248	$4,089	$(1,865)	$(384)
Discontinued operations	4,410	2,425	(1,442)	766

Net income	4,658	6,514	(3,307)	382
Less: (Income) loss from noncontrolling interests	(64)	(40)	59	(2)

Net income attributable to common stockholders	$4,594	$6,474	$(3,248)	$380

Basic earnings per common share:
Income from continuing operations	$0.00	$0.07	$(0.03)	$(0.01)
Discontinued operations	0.08	0.04	(0.02)	0.02

Net income attributable to common stockholders	$0.08	$0.11	$(0.05)	$0.01

Diluted earnings per common share:
Income from continuing operations	$0.00	$0.07	$(0.03)	$(0.01)
Discontinued operations	0.08	0.03	(0.02)	0.02

Net income attributable to common stockholders	$0.08	$0.10	$(0.05)	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Healthcare Realty Trust Incorporated

Nashville, Tennessee

We have audited Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthcare Realty Trust Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Healthcare Realty Trust Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee

February 22, 2012

ITEM 9B.	OTHER INFORMATION

On February 21, 2012, the Company entered into an amended and restated employment agreement with David R. Emery, pursuant to which Mr. Emery serves as Chairman of the Board and Chief Executive Officer of the Company. The agreement has a one-year term that is automatically extended on January 1 of each year for an additional year. If Mr. Emery’s employment is terminated for any reason other than for cause (including a constructive termination), he is entitled to receive his accrued unpaid salary, earned bonus, full vesting of all restricted stock awards, vested deferred compensation and other benefits accrued through the date of termination. In addition, Mr. Emery will receive as severance compensation an amount equal to three times (3x) his annual base salary plus an amount equal to two times (2x) his average annual bonus during the two years immediately preceding his termination.

If a “change-in-control” (as defined in the employment agreement) occurs, and Mr. Emery’s employment is terminated for any reason other than for cause (or constructive termination) he will receive the payments described above provided that the severance compensation would be (a) three times (3x) his annual base salary plus (b) three times (3x) his average annual bonus during the two years immediately preceding his termination, and paid in the form of a lump sum. For purposes of computing the amount due under the immediately preceding subparagraph (b), the average annual cash bonus earned by Mr. Emery in the two years immediately preceding the date of termination shall not be less than 0.6667 times his annual base salary at the time of termination. If the payments due to the change-in-control result in an excise tax to Mr. Emery, under Section 4999 of the Internal Revenue Code, all change-in-control payments to him may be limited to an amount that is less than 300% of his average annual compensation. This limit would not apply in the event that Mr. Emery’s net after-tax benefits are greater after considering the effect excise tax.

The Company may terminate Mr. Emery’s agreement for “cause,” which is defined to include acts of dishonesty on Mr. Emery’s part constituting a felony which has resulted in material injury to the Company and which is intended to result directly or indirectly in substantial gain or personal enrichment to Mr. Emery at the expense of the Company or Mr. Emery’s material, substantial and willful breach of the employment agreement which has resulted in material injury to the Company. In the event of Mr. Emery’s termination for cause, he shall receive all accrued salary, earned bonus compensation, vested deferred compensation (other than plan benefits which will be payable in accordance with the applicable plan), and other benefits through the date of termination, but shall receive no other severance benefits.

Mr. Emery’s agreement may be terminated if Mr. Emery dies or becomes disabled and his disability continues for a period of 12 consecutive months. In the event of termination of the employment agreement because of Mr. Emery’s death or disability, Mr. Emery (or his estate) shall receive his unpaid salary, earned bonus, full vesting of restricted stock awards, vested deferred compensation (other than plan benefits which will be paid in accordance with the applicable plan) and other benefits through the date of termination, but no additional severance except that, if Mr. Emery becomes disabled, the Company will maintain his insurance benefits for the remaining term of his employment agreement.

The Company has agreed to indemnify Mr. Emery for certain liabilities arising from actions taken within the scope of his employment. Mr. Emery’s employment agreement contains restrictive covenants pursuant to which Mr. Emery has agreed not to compete with the Company during the period of Mr. Emery’s employment and any period following termination of his employment during which he is receiving severance payments except in the event of a change-in-control of the Company. A copy of Mr. Emery’s employment agreement is filed as Exhibit 10.6 to this Annual Report on Form 10-K and is incorporated herein by reference.

The employment agreements of the Company’s other executive officers: Scott W. Holmes, Executive Vice President and Chief Financial Officer; John M. Bryant, Jr., Executive Vice President and General Counsel; B. Douglas Whitman, II, Executive Vice President – Corporate Finance; and Todd J. Meredith, Executive Vice President – Investments were also amended and restated on February 21, 2012. These agreements each have a one-year term that is automatically extended on January 1 of each year for an additional year. If employment is terminated for any reason other than for cause (or constructive termination), the officer is entitled to receive his unpaid salary, earned bonus, full vesting of his restricted stock awards, vested deferred compensation and other benefits through the date of termination. In addition, the officer will receive as severance compensation one and one-half times (1.5x) his annual base salary following the date of termination plus an amount equal to two times (2x) his average annual bonus during the two years immediately preceding his termination.

If a “change-in-control” (as defined in the employment agreement) occurs and the officer’s employment is terminated for any reason other than for cause (or a constructive termination), he will receive the payments described above provided that the severance compensation would be an amount equal to three times (3x) the officer’s annual base salary, rather than one and a half times, plus an amount equal to two times (2x) his average annual bonus during the two years immediately preceding his termination, and paid in the form of a lump sum. If the payments due to the change-in-control result in an excise tax to the officer, under Section 4999 of the Internal Revenue Code, all change-in-control payments to the officer may be limited to an amount that is less than 300% of his average annual compensation. This limit would not apply in the event the officer’s net after-tax benefits are greater after considering the effect excise tax.

        The Company may terminate the officer’s agreement for “cause,” which is defined to include material, substantial and willful dishonesty towards, fraud upon, or deliberate injury or attempted injury to, the Company or the officer’s material, substantial and willful breach of the employment agreement which has resulted in material injury to the Company. In the event of the officer’s termination for cause, he shall receive all accrued salary, earned bonus compensation, vested deferred compensation (other than plan benefits which will be payable in accordance with the applicable plan), and other benefits through the date of termination, but shall receive no other severance benefits.

Each agreement may be terminated if the officer dies or becomes disabled and his disability continues for a period of 12 consecutive months. In the event of termination of the employment agreement because of the officer’s death or disability, the officer (or his estate) shall receive his unpaid salary, earned bonus, full vesting of restricted stock awards, vested deferred compensation (other than plan benefits which will be paid in accordance with the applicable plan) and other benefits through the date of termination, but no additional severance except that, if the officer becomes disabled, the Company will maintain his insurance benefits for the remaining term of his employment agreement.

The Company has agreed to indemnify each of the officers for certain liabilities arising from actions taken within the scope of his employment. Each employment agreement contains restrictive covenants pursuant to which such officer has agreed not to compete with the Company during the period of employment and any period following termination of his employment during which he is receiving severance payments except in the event of a change-in-control of the Company. Copies of Mr. Bryant’s, Mr. Holmes’, Mr. Whitman’s and Mr. Meredith’s employment agreements are filed as Exhibits 10.7, 10.8, 10.9 and 10.10 to this Annual Report on Form 10-K, respectively, and are incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2012 under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers

The executive officers of the Company are:

Name	Age	Position
David R. Emery	67	Chairman of the Board & Chief Executive Officer
Scott W. Holmes	57	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	45	Executive Vice President & General Counsel
B. Douglas Whitman, II	43	Executive Vice President - Corporate Finance
Todd J. Meredith	37	Executive Vice President - Investments

Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for nearly 40 years.

Mr. Holmes has served as the Chief Financial Officer since January 1, 2003 and was the Senior Vice President – Financial Reporting (principal accounting officer) from October 1998 until January 1, 2003. Mr. Holmes is a Certified Public Accountant. Prior to joining the Company, he was with Ernst & Young LLP for more than 13 years. His extensive audit and financial reporting experience included healthcare and real estate companies in addition to public companies in other industries. Mr. Holmes has previously served in a management capacity with two other public companies.

Mr. Bryant became the Company’s General Counsel on November 1, 2003. From April 22, 2002 until November 1, 2003, Mr. Bryant was Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bryant was a shareholder with the law firm of Baker Donelson Bearman & Caldwell in Nashville, Tennessee.

Mr. Whitman joined the Company in 1998 and became the Executive Vice President – Corporate Finance on February 17, 2011 and is responsible for all aspects of the Company’s financing activities, including capital raises, debt compliance, banking relationships and investor relations. Previously, Mr. Whitman served as the Company’s Chief Operating Officer from March 1, 2007 until February 17, 2011. Prior to joining the Company, Mr. Whitman worked for the University of Michigan Health System and HCA Inc.

Mr. Meredith was appointed Executive Vice President – Investments on February 17, 2011 and is responsible for overseeing the Company’s investment activities, including the acquisition, financing and development of medical office and other primarily outpatient medical facilities. From 2006 through February 2011, he led the Company’s development activities as a Senior Vice President. Prior to joining the Company in 2001, Mr. Meredith worked in investment banking and corporate finance, most recently with Robert W. Baird & Co.

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

Section 16(a) Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2012 under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Stockholder Recommendation of Director Candidates

There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2012 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.

Audit Committee

Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2012 under the caption “Committee Membership,” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2012 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2012 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2012 under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2012 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
(1)	Financial Statements:

The following financial statements of Healthcare Realty Trust Incorporated are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

•	Consolidated Balance Sheets – December 31, 2011 and 2010.

•	Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules:

Schedule II	—	Valuation and Qualifying Accounts at December 31, 2011	97
Schedule III	—	Real Estate and Accumulated Depreciation at December 31, 2011	98
Schedule IV	—	Mortgage Loans on Real Estate at December 31, 2011	99

All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit Index

Exhibit Number		Description of Exhibits

1.1	—	Controlled Equity Offering Sales Agreement, dated as of May 13, 2011, between the Company and Cantor Fitzgerald & Co. (1)

1.2	—	Sales Agreement, dated as of May 13, 2011, between the Company and BMO Capital Markets Corp. (1)

1.3	—	At-The-Market Equity Offering Sales Agreement, dated as of May 13, 2011, between the Company and Liquidnet, Inc. (1)

3.1	—	Second Articles of Amendment and Restatement of the Company. (2)

3.2	—	Amended and Restated Bylaws of the Company. (3)

4.1	—	Specimen stock certificate. (2)

4.2	—	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to Regions Bank, as Trustee (as successor to the trustee named therein). (4)

4.3	—	Form of 5.125% Senior Note Due 2014. (4)

4.4	—	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank as Trustee. (5)

4.5	—	Form of 6.50% Senior Note due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.7 thereto). (5)

4.6	—	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank as Trustee. (6)

4.7	—	Form of 5.750% Senior Note due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.9 thereto). (6)

10.1	—	1995 Restricted Stock Plan for Non-Employee Directors of the Company. (7)

10.2	—	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company. (8)

10.3	—	Second Amended and Restated Executive Retirement Plan. (8)

10.4	—	2000 Employee Stock Purchase Plan. (9)

10.5	—	Dividend Reinvestment Plan, as Amended. (10)

10.6	—	Amended and Restated Employment Agreement by and between David R. Emery and the Company. (filed herewith)

10.7	—	Amended and Restated Employment Agreement by and between John M. Bryant, Jr. and the Company. (filed herewith)

10.8	—	Amended and Restated Employment Agreement by and between Scott W. Holmes and the Company. (filed herewith)

10.9	—	Amended and Restated Employment Agreement by and between B. Douglas Whitman, II and the Company. (filed herewith)

10.10	—	Amended and Restated Employment Agreement by and between Todd J. Meredith and the Company. (filed herewith)

10.11	—	Credit Agreement, dated as of October 14, 2011, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of America, N.A., as Co-Documentation Agents, and the other Lenders named therein. (11)

10.12	—	2007 Employees Stock Incentive Plan. (12)

10.13	—	The Company’s Long-Term Incentive Program. (13)

10.14	—	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan. (14)

11	—	Statement re: computation of per share earnings (contained in Note 13 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 in Item 8 to this Annual Report on Form 10-K).

21	—	Subsidiaries of the Registrant. (filed herewith)

23	—	Consent of BDO USA, LLP, independent registered public accounting firm. (filed herewith)

31.1	—	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	—	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an exhibit to the Company’s Form 8-K filed May 13, 2011 and hereby incorporated by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.
(6)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.
(7)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.
(8)	Filed as an exhibit to the Company’s Form 8-K filed December 31, 2008 and hereby incorporated by reference.
(9)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(11)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2011 and hereby incorporated by reference.
(12)	Filed as an exhibit to the Company’s Form 8-K filed May 21, 2007 and hereby incorporated by reference.
(13)	Filed as an exhibit to the Company’s Form 8-K filed December 14, 2007 and hereby incorporated by reference.
(14)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.1)

2.	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.2)

3.	Second Amended and Restated Executive Retirement Plan (filed as Exhibit 10.3)

4.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.4)

5.	Amended and Restated Employment Agreement by and between David R. Emery and the Company (filed as Exhibit 10.6)

6.	Amended and Restated Employment Agreement by and between John M. Bryant, Jr. and the Company (filed as Exhibit 10.7)

7.	Amended and Restated Employment Agreement by and between Scott W. Holmes and the Company (filed as Exhibit 10.8)

8.	Amended and Restated Employment Agreement by and between B. Douglas Whitman, II and the Company (filed as Exhibit 10.9)

9.	Amended and Restated Employment Agreement by and between Todd J. Meredith and the Company (filed as Exhibit 10.10)

10.	2007 Employees Stock Incentive Plan (filed as Exhibit 10.12)

11.	The Company’s Long-Term Incentive Program (filed as Exhibit 10.13)

12.	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan (filed as Exhibit 10.14)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 22, 2012.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ David R. Emery
David R. Emery
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery	Chairman of the Board and Chief Executive	February 22, 2012
David R. Emery	Officer (Principal Executive Officer)

/s/ Scott W. Holmes	Executive Vice President and Chief Financial	February 22, 2012
Scott W. Holmes	Officer (Principal Financial Officer)

/s/ David L. Travis	Senior Vice President and Chief Accounting	February 22, 2012
David L. Travis	Officer (Principal Accounting Officer)

/s/ Errol L. Biggs, Ph.D.	Director	February 22, 2012
Errol L. Biggs, Ph.D.

/s/ Charles Raymond Fernandez, M.D.	Director	February 22, 2012
Charles Raymond Fernandez, M.D.

/s/ Batey M. Gresham, Jr.	Director	February 22, 2012
Batey M. Gresham, Jr.

/s/ Edwin B. Morris, III	Director	February 22, 2012
Edwin B. Morris, III

/s/ John Knox Singleton	Director	February 22, 2012
John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 22, 2012
Bruce D. Sullivan

/s/ Roger O. West	Director	February 22, 2012
Roger O. West

/s/ Dan S. Wilford	Director	February 22, 2012
Dan S. Wilford

Schedule II – Valuation and Qualifying Accounts at December 31, 2011

(Dollars in thousands)

		Balance at	Additions		Uncollectible	Balance at
Description		Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Accounts Written-off	End of Period
2011	Accounts and notes receivable allowance	$1,185	$(160)	$—	$442	$583

2010	Accounts receivable allowance	$3,674	$(409)	$—	$2,080	$1,185

2009	Accounts receivable allowance	$3,323	$517	$—	$166	$3,674

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2011

(Dollars in thousands)

			Land			Buildings, Improvements, Lease Intangibles and CIP
Property Type	Number of Properties	State	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Personal Property	(1) (3) (4) (6) Total Assets	(1) (4) (6) Accumulated Depreciation	(5) Encumbrances	Date Acquired	Date Constructed
Medical office/outpatient	191	AL, AZ, CA, CO, DC, FL, GA, HI, IA, IL, IN, KS, LA, MD, MI, MO, MS, NC, NV, OH, OR, PA, SC, TN, TX, VA, WA	$147,951	$3,648	$151,599	$2,014,927	$211,858	$2,226,785	$3,368	$2,381,752	$436,071	$220,018	1993-2011	1905 -2011 2 Under Const. (2)
Inpatient	15	AL, AZ, CA, FL, IN, PA, SD, TX	17,271	150	17,421	352,605	3,694	356,299	—	373,720	76,688	—	1994-2010	1983 -2011 1 Under Const. (2)
Other	10	AL, IN, MI, TN, VA	1,828	73	1,901	36,323	7,270	43,593	636	46,130	20,822	1,631	1993-2010	1906 - 2005

Total Real Estate	216		167,050	3,871	170,921	2,403,855	222,822	2,626,677	4,004	2,801,602	533,581	221,649
Land Held for Development	—		—	—	—	25,176	—	25,176	—	25,176	38	—
Corporate Property	—		—	—	—	—	—	—	14,675	14,675	7,685	—

Total Properties	216		$167,050	$3,871	$170,921	$2,429,031	$222,822	$2,651,853	$18,679	$2,841,453	$541,304	$221,649

(1)	Includes 15 assets held for sale at December 31, 2011 of approximately $52.8 million (gross) and accumulated depreciation of $24.6 million, 11 assets held for sale at December 31, 2010 of approximately $43.0 million (gross) and accumulated depreciation of $19.5 million; and six assets held for sale at December 31, 2009 of $25.6 million (gross) and accumulated depreciation of $8.7 million.
(2)	Development at December 31, 2011.
(3)	Total assets at December 31, 2011 have an estimated aggregate total cost of $2.7 billion for federal income tax purposes.
(4)	Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 39.0 years, lease intangibles over 0.8 to 93.1 years, personal property over 3.0 to 15.8 years, and land improvements over 15.0 to 39.0 years.
(5)	Includes discounts and premiums totaling $3.7 million as of December 31, 2011.
(6)	A reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2011, 2010 and 2009 follows:

	Year to Date Ending 12/31/11 (1)		Year to Date Ending 12/31/10 (1)		Year to Date Ending 12/31/09 (1)
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$2,614,557	$504,088	$2,250,879	$442,331	$2,120,853	$397,265
Additions during the period:
Real Estate	187,158	85,440	337,223	72,825	141,579	67,680
Corporate Property	885	1,429	316	740	284	784
Construction in Progress	105,685	—	63,301	—	85,120	—
Retirement/dispositions:
Real Estate	(65,682)	(48,507)	(37,155)	(11,801)	(96,954)	(23,395)
Corporate Property	(1,150)	(1,146)	(7)	(7)	(3)	(3)

Ending Balance	$2,841,453	$541,304	$2,614,557	$504,088	$2,250,879	$442,331

Schedule IV – Mortgage Loans on Real Estate at December 31, 2011

(Dollars in thousands)

Description	Interest Rate		Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount (6)	Balloon
Permanent Mortgage Loans:
Medical office building in Iowa	8.00%		12/01/2020	(1)	$3,700	$3,230	$3,230
Other office building in Iowa	7.70%		01/10/2014	(2)	40,000	40,000	40,000
Medical office building in Florida	7.00%		03/01/2016	(3)	2,700	2,680	2,562

Construction Mortgage Loans:
Medical office building in Iowa	11.00%		03/31/2012	(2)	2,136	1,469	1,469
Medical office building in Texas	8.10	%(4)	05/01/2012	(5)	12,444	9,547	9,547
Medical office building in Oklahoma	6.75%		12/31/2013	(1)	91,179	19,896	19,896
Orthopedic surgical facility in Missouri	6.75%		12/31/2013	(1)	111,400	20,559	20,559

Total Mortgage Notes Receivable						$97,381

(1)	Interest only until maturity.
(2)	Interest only until maturity. Principal payments may be made during term without penalty with remaining principal balance due at maturity.
(3)	Paid in monthly installments of principal and interest, based on a 30-year amortization schedule.
(4)	The interest rate was 7.50% per annum through the construction completion date of May 1, 2011 and is 8.10% thereafter.
(5)	The initial maturity date is 365 days after the construction completion date. If the payee has not exercised its purchase option and the maker exercises the extension option, the loan will be due on the second anniversary of the initial maturity date. Prepayments may be made at any time after the initial maturity date.
(6)	A rollforward of Mortgage loans on real estate for the three years ended December 31, 2011 follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Balance at beginning of period	$36,599	$31,008	$59,001

Additions during period:
New or acquired mortgages	85,467	24,440	9,900
Amortization of loan origination fee (7)	184	153	—
Increased funding on existing mortgages	19,164	—	10,616

	104,815	24,593	20,516

Deductions during period:
Scheduled principal payments	(491)	(27)	(26)
Principal repayments and reductions (8)	(17,232)	(9,075)	(12,747)
Principal reductions due to acquisitions (9)	—	(9,900)	(35,736)
Conversions to land held for development (10)	(4,371)	—	—
Mortgage eliminated in consolidation (9)	(21,939)	—	—

	(44,033)	(19,002)	(48,509)

Balance at end of period (11)	$97,381	$36,599	$31,008

(7)	Represents the amortization of a loan origination fee prior to the consolidation of the building securing the mortgage note. The mortgage note and related loan amortization fee is now being eliminated in consolidation. See note 9 below.
(8)	Principal repayments for the years ended December 31, 2011, 2010 and 2009 include unscheduled principal reductions on mortgage notes of $0.5 million, $1.9 million and $0.1 million, respectively.
(9)	A consolidated joint venture, in which the Company owned an 80% controlling interest, purchased three medical office buildings in 2009 and one medical office building in 2010 which are located in Iowa. Construction of the medical office buildings was financed by the Company through a construction loan. Upon acquisition of the buildings by the joint venture, the construction loan was partially converted to an additional equity investment in the joint venture by the Company with the balance remaining converting to a permanent mortgage note payable to the Company by the consolidated joint venture, which is eliminated in consolidation in the Company’s Consolidated Financial Statements.
(10)	The Company received deeds in lieu of trust on two land parcels located in Iowa during 2011.
(11)	Total mortgage notes at December 31, 2011 had an aggregate total cost of $97.4 million for federal income tax purposes.