Form 10-K/A
period 2011-12-31
HEALTHCARE REALTY TRUST INC
filed 2012-03-05
CIK 899749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Healthcare Realty Trust Incorporated (the “Company”), amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”), which was filed with the Securities and Exchange Commission on February 22, 2012. The Company is filing this Amendment No. 1 solely to provide Exhibit 101 that was not included in the Original Filing.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Exhibit 101 includes information about the Company in Extensible Business Reporting Language, or XBRL, including:

•	101.INS XBRL Instance Document;

•	101.SCH XBRL Taxonomy Extension Schema Document;

•	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document;

•	101.LAB XBRL Taxonomy Extension Labels Linkbase Document;

•	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document; and

•	101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (3) Exhibits

Exhibit Number	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

Date: March 5, 2012	/s/ Scott W. Holmes
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.