Form 10-Q
period 2012-03-31
HEALTHCARE REALTY TRUST INC
filed 2012-05-01
CIK 899749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

As of April 25, 2012, 77,961,903 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED

FORM 10-Q

March 31, 2012

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Healthcare Realty Trust Incorporated

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$166,464	$162,843
Buildings, improvements and lease intangibles	2,571,774	2,521,226
Personal property	18,495	18,221
Construction in progress	36,035	86,328

	2,792,768	2,788,618
Less accumulated depreciation	(540,361)	(516,747)

Total real estate properties, net	2,252,407	2,271,871

Cash and cash equivalents	6,610	4,738

Mortgage notes receivable	112,767	97,381

Assets held for sale and discontinued operations, net	13,762	28,650

Other assets, net	118,108	118,382

Total assets	$2,503,654	$2,521,022

LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,418,571	$1,393,537

Accounts payable and accrued liabilities	47,036	72,217

Liabilities of discontinued operations	154	518

Other liabilities	52,166	49,944

Total liabilities	1,517,927	1,516,216

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 150,000,000 shares authorized; 77,961,692 and 77,843,883 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	780	779

Additional paid-in capital	1,895,777	1,894,604

Accumulated other comprehensive loss	(3,332)	(3,332)

Cumulative net income attributable to common stockholders	799,085	795,951

Cumulative dividends	(1,706,583)	(1,683,196)

Total stockholders’ equity	985,727	1,004,806

Total liabilities and equity	$2,503,654	$2,521,022

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share data)

(Unaudited)

	2012	2011
REVENUES
Property operating	$59,456	$52,285
Single-tenant net lease	12,669	14,440
Straight-line rent	1,900	1,328
Mortgage interest	2,292	1,649
Other operating	1,774	2,302

	78,091	72,004

EXPENSES
Property operating	28,965	27,840
General and administrative	5,265	5,781
Depreciation	21,388	18,631
Amortization	2,537	1,778
Bad debt, net	(41)	180

	58,114	54,210

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	(1,986)
Interest expense	(18,379)	(22,274)
Interest and other income, net	305	223

	(18,074)	(24,037)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,903	(6,243)

DISCONTINUED OPERATIONS
Income from discontinued operations	1,973	592
Impairments	(4,170)	(147)
Gain on sales of real estate properties	3,428	36

INCOME FROM DISCONTINUED OPERATIONS	1,231	481

NET INCOME (LOSS)	3,134	(5,762)

Less: Net income attributable to noncontrolling interests	—	(27)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,134	$(5,789)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.02	$(0.09)
Discontinued operations	0.02	0.00

Net income (loss) attributable to common stockholders	$0.04	$(0.09)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.02	$(0.09)
Discontinued operations	0.02	0.00

Net income (loss) attributable to common stockholders	$0.04	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	76,426,709	66,151,426

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	77,641,042	66,151,426

DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
COMPREHENSIVE INCOME (LOSS)	$3,134	$(5,762)
Less: Comprehensive income attributable to noncontrolling interests	—	(27)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,134	$(5,789)

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$3,134	$(5,762)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	24,732	21,855
Stock-based compensation	932	941
Straight-line rent receivable	(1,900)	(1,286)
Straight-line rent liability	90	97
Gain on sales of real estate properties	(3,428)	(36)
Loss on extinguishment of debt	—	1,986
Impairments	4,170	147
Provision for bad debt, net	(42)	195
Changes in operating assets and liabilities:
Other assets	1,290	(3,721)
Accounts payable and accrued liabilities	(20,628)	(6,418)
Other liabilities	2,587	1,676

Net cash provided by operating activities	10,937	9,674
INVESTING ACTIVITIES
Acquisition and development of real estate properties	(44,462)	(25,537)
Funding of mortgages and notes receivable	(12,642)	(48,780)
Proceeds from sales of real estate	6,624	3,775
Proceeds from mortgage repayment by consolidated variable interest entity	35,057	—
Proceeds from mortgages and notes receivable repayments	4,725	18

Net cash used in investing activities	(10,698)	(70,524)
FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	26,000	164,000
Repayments on notes and bonds payable	(1,213)	(806)
Repurchase of notes payable	—	(280,201)
Dividends paid	(23,387)	(20,245)
Proceeds from issuance of common stock	281	90,012
Common stock redemptions	(45)	(51)
Distributions to noncontrolling interest holders	—	(226)
Purchase of noncontrolling interests	—	(1,591)
Debt issuance costs	(3)	(356)

Net cash provided by (used in) financing activities	1,633	(49,464)

Increase (decrease) in cash and cash equivalents	1,872	(110,314)
Cash and cash equivalents, beginning of period	4,738	113,321

Cash and cash equivalents, end of period	$6,610	$3,007

Supplemental Cash Flow Information:
Interest paid	$26,389	$22,374
Capitalized interest	$1,835	$1,969
Company-financed real estate property sales	$7,450	$2,700
Invoices accrued for construction, tenant improvement and other capitalized costs	$7,129	$13,223
Construction liabilities transferred upon deconsolidation of variable interest entity	$3,450	$—

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview

Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.9 billion in 210 real estate properties and mortgages as of March 31, 2012. The Company’s 202 owned real estate properties are located in 28 states and total approximately 13.7 million square feet. The Company provided property management services to approximately 10.4 million square feet nationwide.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures, partnerships and certain variable interest entities (“VIEs”) where the Company controls the operating activities.

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation.

This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2012 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks, and uncertainties.

In January 2012, a construction mortgage note receivable totaling approximately $35.1 million was repaid in full. The construction mortgage note was funding the ongoing development of an inpatient facility in South Dakota that was leased by Sanford Health. In the third quarter of 2011, the Company began consolidating the construction project upon its conclusion that it was the primary beneficiary of the VIE that was constructing the facility. As a result of the consolidation of the VIE, the Company also eliminated the construction mortgage note and related interest on its Condensed Consolidated Financial Statements. Upon repayment of the mortgage note, the Company deconsolidated the VIE and recognized net mortgage interest income of $0.4 million and overhead expense of $0.1 million, resulting in a net gain to the Company of $0.3 million.

The Company also had a variable interest in two unconsolidated VIEs consisting of construction mortgage notes aggregating approximately $53.1 million at March 31, 2012 in which management concluded that the Company was not currently the primary beneficiary.

The Company has an investment in one unconsolidated joint venture of approximately $1.3 million at March 31, 2012 which the Company accounts for under the cost method since the Company does not exert significant influence. The joint venture, which invests in real estate properties, is included in other assets on the Company’s Condensed Consolidated Balance Sheets, and the related distributions received are included in interest and other income, net on the Company’s Condensed Consolidated Statements of Operations.

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

Segment Reporting

The Company owns, acquires, manages, finances, and develops outpatient and other healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single reportable segment.

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

The Company derives most of its revenues from its real estate and mortgage notes receivable portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsors or borrowers. These contractual arrangements generally fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in single-tenant net lease revenue, property operating income, or mortgage interest income in the Company’s Condensed Consolidated Statements of Operations, based on the type of contractual agreement.

Rental Income

Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company’s lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index. The Company’s multi-tenant office lease arrangements also generally allow for operating expense recoveries which the Company calculates and bills to its tenants. Rental income from properties under single-tenant net lease arrangements (formerly named master leases) is included in single-tenant net lease revenue and rental income from properties with multi-tenant office lease arrangements is included in property operating income in the Company’s Condensed Consolidated Statements of Operations. The Company’s leases formerly named as master leases, have over time changed from single tenant leases with underlying sub-tenants occupying the majority of the buildings to buildings that are leased and occupied by a single tenant. As such, the Company has renamed the revenues from these types of agreements to “single-tenant net leases” to describe more fully the nature of these leases.

Interest Income

Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortization period specific to each note. Loan origination fees received are deferred and are recognized in mortgage interest income over the estimated life of the loan.

Property Operating Agreements

At March 31, 2012, the Company had six real estate properties with an aggregate gross investment of approximately $73.4 million subject to property operating agreements that obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in

Notes to Condensed Consolidated Financial Statements-Continued

the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to the Company for the shortfall under the terms of these agreements. The Company recognizes any shortfall income in other operating income in the Company’s Condensed Consolidated Statements of Operations. Property operating agreement payments totaling approximately $0.5 million per quarter on two of the Company’s properties in New Orleans expired on September 30, 2011. No other property operating agreements are scheduled to expire until 2016.

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

Income Taxes

No provision has been made for federal income taxes. The Company intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company must distribute at least 90% of its REIT taxable income each year to its stockholders and meet other requirements to continue to qualify as a REIT.

The Company must pay certain state income taxes and the provisions are generally included in general and administrative expense on the Company’s Condensed Consolidated Statements of Operations.

The Company classifies interest and penalties related to uncertain tax positions, if any, in its Condensed Consolidated Financial Statements as a component of general and administrative expense. No such amounts were recognized during the first quarter of 2012 or during 2011.

Incentive Plans

The Company has various employee and non-employee stock-based awards outstanding, including restricted stock issued under its incentive plans, and options granted to employees pursuant to its employee stock purchase plan (the “Employee Stock Purchase Plan”). The Company generally recognizes compensation expense for awards issued under its incentive plans based on the grant date fair value of the awards ratably over the requisite service period. Compensation expense for awards issued under the Employee Stock Purchase Plan is based on fair value, net of estimated forfeitures, using the Black-Sholes model, and is generally recognized when the awards are granted in the first quarter of each year since they immediately vest when granted.

Defined Benefit Pension Plan

The Company has a pension plan (the “Executive Retirement Plan”) under which three of the Company’s founding officers may receive certain retirement benefits upon retirement. The plan is unfunded and benefits will be paid from future cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan is $896,000, subject to cost-of-living adjustments. The Company calculates pension expense and the corresponding liability annually on the measurement date (December 31) which requires certain assumptions, such as a discount rate and the recognition of actuarial gains and losses. Pension expense is recognized on an accrual basis over an estimated service period.

Operating Leases

As described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company is obligated under operating lease agreements consisting primarily of its corporate office lease and various ground leases related to the Company’s real estate investments where the Company is the lessee.

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

Notes to Condensed Consolidated Financial Statements-Continued

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

Land Held for Development

Land held for development, which is included in construction in progress in the Company’s Condensed Consolidated Balance Sheets, includes parcels of land owned by the Company upon which the Company intends to develop and own outpatient healthcare facilities.

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

In connection with the sale of two medical office buildings in the first quarter of 2012, the Company recorded impairment charges totaling approximately $0.4 million based on the contractual sales prices, a level one input. In addition, the Company recorded an impairment charge totaling approximately $3.8 million on a building currently classified as held for sale based on a broker’s opinion of value, a level three input.

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

Notes to Condensed Consolidated Financial Statements-Continued

Mortgage Notes

Mortgage notes receivable may be classified as held-for-investment or held-for-sale based on a lender’s intent and ability to hold the loans. Notes held-for-investment are carried at amortized cost and are reduced by valuation allowances for estimated credit losses as necessary. Notes held-for-sale are carried at the lower of cost or fair value. All of the Company’s notes receivable are classified as held-for-investment.

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

New Pronouncements

On January 1, 2012, the Company adopted the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” The standard simplifies the process a company must go through to test goodwill for impairment. Companies have an option to first assess qualitative factors of a reporting unit being tested before having to assess quantitative factors. If a company believes no impairment exists based on qualitative factors, then it will no longer be required to perform the two-step quantitative impairment test. The Company tests its $3.5 million of goodwill for impairment as of December 31 of each year. The Company does not expect that the adoption of this new standard will have a material impact on the Company’s testing of its goodwill for impairment or its results of operations or financial position.

Notes to Condensed Consolidated Financial Statements-Continued

Note 2. Real Estate and Mortgage Notes Receivable Investments

The Company had investments of approximately $2.9 billion in 210 real estate properties and mortgage notes receivable as of March 31, 2012. The Company’s 202 owned real estate properties are located in 28 states and total approximately 13.7 million total square feet. The table below details the Company’s investments.

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%
Owned properties:
Multi-tenant leases
Medical office/outpatient	150	$1,803,689	62.1%	9,874	72.2%
Medical office—stabilization in progress	11	368,491	12.7%	1,186	8.7%
Other	2	19,691	0.7%	256	1.8%

	163	2,191,871	75.5%	11,316	82.7%

Single-tenant net leases
Medical office/outpatient	22	203,115	7.0%	1,068	7.8%
Inpatient	14	337,524	11.6%	1,103	8.1%
Other	2	9,545	0.3%	91	0.7%

	38	550,184	18.9%	2,262	16.6%

Construction in progress
Medical office/outpatient	1	10,864	0.3%	96	0.7%
Land held for development	—	25,171	0.9%	—	—%

	1	36,035	1.2%	96	0.7%

Corporate property	—	14,678	0.5%	—	—%

	—	14,678	0.5%	—	—%

Total owned properties	202	2,792,768	96.1%	13,674	100.0%

Mortgage notes receivable:
Medical office/outpatient	5	45,387	1.6%	—	—
Inpatient	1	27,380	0.9%	—	—
Other	1	40,000	1.4%	—	—

	7	112,767	3.9%	—	—

Unconsolidated joint venture:
Other	1	1,266	—%	—	—

	1	1,266	—%	—	—

Total real estate investments	210	$2,906,801	100.0%	13,674	100.0%

Mortgage Notes Receivable

All of the Company’s mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loans are carried at amortized cost. A summary of the Company’s mortgage notes receivable is shown in the table below:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Construction mortgage notes	$62,645	$51,471

Other mortgage loans	50,122	45,910

	$112,767	$97,381

As of March 31, 2012, approximately $53.1 million, or 47.1%, of the Company’s mortgage notes receivable were due from affiliates of the United Trust Fund, which is developing two build-to-suit facilities that are fully leased to Mercy Health. Also, approximately $40.0 million, or 35.5%, of the Company’s mortgage notes receivable were due from LB Properties X, LLC.

Notes to Condensed Consolidated Financial Statements-Continued

Note 3. Acquisitions and Dispositions

Real Estate Acquisitions

In January 2012, the Company purchased a 58,285 square foot medical office building in South Dakota for cash consideration of approximately $15.0 million. The property is 100% leased under a single-tenant net lease, which expires in 2022, with an affiliate of “AA-” rated Sanford Health, with a parent guarantee. The property is connected to a new Sanford Health acute care hospital that is currently under construction and is expected to open in June 2012.

In February 2012, the Company purchased a 23,312 square foot medical office building in North Carolina for cash consideration of approximately $6.4 million. The building is 100% occupied by two tenants with an affiliate of “AA-” rated Carolinas Healthcare System (“CHS”) occupying 93% of the building. The property is adjacent to a CHS hospital campus where the Company currently owns six medical office buildings totaling approximately 187,000 square feet.

In March 2012, the Company acquired the fee simple interest in 9.14 acres of land in Pennsylvania for cash consideration of approximately $1.2 million. The Company previously held a ground lease interest in this property.

Mortgage Note Financings

In January 2012, the Company originated a $3.0 million seller-financed mortgage note receivable with the purchaser of two medical office buildings located in Texas that were sold by the Company as discussed in “Asset Dispositions” below. The note has a stated fixed interest rate of 7.25% and matures in January 2014.

In March 2012, the Company originated a $4.5 million seller-financed mortgage note receivable with the purchaser of a medical office building located in Texas that was sold by the Company as discussed in “Asset Dispositions” below. This note was repaid in April 2012.

The following table details the Company’s acquisitions and mortgage note financings for the three months ended March 31, 2012:

(Dollars in millions)	Date Acquired	Cash Consideration	Real Estate	Mortgage Note Financing	Other	Square Footage
Real estate acquisitions
South Dakota	1/20/12	$15.0	$14.9	$—	$0.1	58,285
North Carolina	2/10/12	6.4	6.4	—	—	23,312
Pennsylvania	3/16/12	1.2	1.1	—	0.1	—

		22.6	22.4	—	0.2	81,597

Mortgage note financings
Texas	1/10/12	3.0	—	3.0	—	—
Texas	3/16/12	4.5	—	4.5	—	—

		7.5	—	7.5	—	—

		$30.1	$22.4	$7.5	$0.2	81,597

Notes to Condensed Consolidated Financial Statements-Continued

Asset Dispositions

During the first quarter of 2012, the Company disposed of the following properties and mortgage notes:

•

a 14,748 square foot medical office building and an 18,978 square foot medical office building, both in Texas, in which the Company had an aggregate net investment of approximately $2.5 million, for total consideration of approximately $3.4 million. The Company received approximately $0.4 million in net cash proceeds, including prepaid interest, originated a $3.0 million seller-financed mortgage note receivable as discussed above in “Mortgage Note Financings,” and recognized a $0.9 million net gain on the disposal;

•

a 35,752 square foot medical office building in Florida, in which the Company had a net investment of approximately $3.0 million, for total consideration of approximately $5.7 million. The Company received approximately $5.7 million in net cash proceeds and a lease termination fee of $1.5 million which is recorded in income from discontinued operations. The Company also recognized a $2.5 million net gain on the disposal;

•	a 33,895 square foot medical office building in Florida in which the Company had a net investment of approximately $0.5 million for total consideration of approximately $0.5 million;

•

an 82,664 square foot medical office building in Texas, in which the Company had a net investment of approximately $4.8 million, for a purchase price of approximately $4.7 million. The Company originated a $4.5 million seller-financed mortgage note receivable as discussed above in “Mortgage Note Financings” and recognized a $0.4 million impairment on the disposal, net of straight-line rent written off and closing costs;

•	two mortgage notes receivable of $1.5 million and $3.2 million for total consideration of approximately $4.7 million; and

•

a construction mortgage note receivable totaling approximately $35.1 million which was repaid in full. The construction mortgage note was funding the ongoing development of an inpatient facility in South Dakota that was leased by Sanford Health. In the third quarter of 2011, the Company began consolidating the construction project upon its conclusion that it was the primary beneficiary of the VIE that was constructing the facility. As a result of the consolidation of the VIE, the Company also eliminated the construction mortgage note and related interest on its Condensed Consolidated Financial Statements. Upon repayment of the mortgage note, the Company deconsolidated the VIE and recognized net mortgage interest income of $0.4 million and overhead expense of $0.1 million, resulting in a net gain to the Company of $0.3 million. The Company also received $0.3 million in fees which are recorded in other operating income.

Notes to Condensed Consolidated Financial Statements-Continued

The following table details the Company’s dispositions and mortgage note repayments for the three months ended March 31, 2012:

(Dollars in millions)	Date Disposed	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Mortgage Note Receivable	Gain/ (Impairment)	Square Footage
Real estate dispositions
Texas (2 properties) (1)	1/10/12	$0.4	$2.5	$—	$(3.0)	$0.9	33,726
Florida (1)	1/19/12	5.7	3.0	0.2	—	2.5	35,752
Florida (1)	3/02/12	0.5	0.5	—	—	—	33,895
Texas (1)	3/16/12	—	4.8	0.1	(4.5)	(0.4)	82,664

		6.6	10.8	0.3	(7.5)	3.0	186,037

Mortgage note repayments		4.7	—	—	4.7	—	—

Deconsolidation of VIE (2)		35.1	38.2	(3.4)	—	0.3	113,602

Total dispositions and repayments		$46.4	$49.0	$(3.1)	$(2.8)	$3.3	299,639

(1)	Previously included in assets held for sale.
(2)	“Other” includes construction liabilities transferred upon deconsolidation. “Gain” includes $0.4 million of net mortgage interest income recognized, partially offset by $0.1 million of general and administrative overhead expense that had been capitalized into the project that was reversed upon deconsolidation.

Subsequent Dispositions

In April 2012, the Company disposed of five medical office buildings located in Florida for a purchase price of $33.3 million in which the Company had a net aggregate investment of approximately $31.8 million. The Company received approximately $32.4 million in cash consideration from the sale, including the origination of a $3.8 million seller-financed mortgage note and a $0.6 million contingent liability. The Company expects to recognize an immaterial impairment charge in the second quarter of 2012 from the sale. These properties were not classified as held for sale at March 31, 2012.

In April 2012, the Company disposed of a medical office building in Tennessee, included in held for sale at March 31, 2012, in which the Company had a net investment of approximately $0.8 million. The Company received approximately $0.9 million in net cash proceeds and expects to recognize a gain of approximately $0.1 million in the second quarter of 2012.

Discontinued Operations and Assets Held for Sale

The following tables detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Operations and in assets and liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheets. At March 31, 2012 and December 31, 2011, the Company had 10 and 15 properties, respectively, classified as held for sale. During the first quarter of 2012, the Company recorded a $1.5 million lease termination fee related to the sale of a medical office building in Florida which is included in single-tenant net lease revenue in discontinued operations and recorded a $3.8 million impairment charge on a building that is currently classified as held for sale. Of the 15 properties classified as held for sale at December 31, 2011, three properties in Texas and two properties in Florida were sold during the first quarter of 2012.

Notes to Condensed Consolidated Financial Statements-Continued

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Balance Sheet data (as of the period ended):
Land	$5,748	$8,078
Buildings, improvements and lease intangibles	25,041	44,299
Personal property	440	458

	31,229	52,835
Accumulated depreciation	(17,532)	(24,557)

Assets held for sale, net	13,697	28,278
Other assets, net (including receivables)	65	372

Assets of discontinued operations, net	65	372

Assets held for sale and discontinued operations, net	$13,762	$28,650

Accounts payable and accrued liabilities	$62	$404
Other liabilities	92	114

Liabilities of discontinued operations	$154	$518

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2012	2011
Statements of Operations data (for the period ended):
Revenues
Property operating	$150	$307
Single-tenant net lease	2,216	1,248
Straight-line rent	—	(42)
Other operating	6	3

	2,372	1,516

Expenses
Property operating	424	658
General and administrative	1	2
Depreciation	—	263
Amortization	—	(8)
Bad debt, net	(1)	15

	424	930

Other Income (Expense)
Interest and other income, net	25	6

	25	6

Discontinued Operations
Income from discontinued operations	1,973	592
Impairments	(4,170)	(147)
Gain on sales of real estate properties	3,428	36

Income from Discontinued Operations	$1,231	$481

Income from Discontinued Operations per Common Share—Basic	$0.02	$0.00

Income from Discontinued Operations per Common Share—Diluted	$0.02	$0.00

Notes to Condensed Consolidated Financial Statements-Continued

Note 4. Notes and Bonds Payable

The table below details the Company’s notes and bonds payable as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)	March 31, 2012	December 31, 2011	Maturity Dates	Contractual Interest Rates	Principal Payments	Interest Payments
Unsecured Credit Facility	$238,000	$212,000	10/15	LIBOR + 1.50%	At maturity	Quarterly
Senior Notes due 2014, net of discount	264,408	264,371	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017, net of discount	298,529	298,465	1/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021, net of discount	397,114	397,052	1/21	5.750%	At maturity	Semi-Annual
Mortgage notes payable, net of discount and including premiums	220,520	221,649	4/13-10/30	5.000%-7.625%	Monthly	Monthly

	$1,418,571	$1,393,537

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2012, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Unsecured Credit Facility

On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility due 2015 (the “Unsecured Credit Facility”) with a syndicate of 17 lenders that matures on October 14, 2015 with an option to extend the facility for one additional year for an extension fee of 0.20% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus the applicable margin rate (defined as a range of 1.075% to 1.900% depending on the Company’s unsecured debt ratings, currently 1.5%). In addition, the Company pays a 0.35% facility fee per annum on the aggregate amount of commitments. The facility fee ranges from 0.175% per annum to 0.45% per annum, based on the Company’s unsecured debt ratings. At March 31, 2012, the Company had $238.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.75% and a remaining borrowing capacity of approximately $462.0 million.

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

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(329)	(366)

Senior Notes due 2014 carrying amount	$264,408	$264,371

Senior Notes due 2017

On December 4, 2009, the Company issued $300.0 million of unsecured senior notes due 2017 (the “Senior Notes due 2017”). The Senior Notes due 2017 bear interest at 6.50% per annum, payable semi-annually on January 17 and July 17, and are due on January 17, 2017, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.0 million, which yielded a 6.618% interest rate per annum upon issuance. The following table reconciles the balance of the Senior Notes due 2017 on the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements-Continued

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,471)	(1,535)

Senior Notes due 2017 carrying amount	$298,529	$298,465

Senior Notes due 2021

On December 13, 2010, the Company issued $400.0 million of unsecured senior notes due 2021 (the “Senior Notes due 2021”). The Senior Notes due 2021 bear interest at 5.75% per annum, payable semi-annually on January 15 and July 15, beginning July 15, 2011, and are due on January 15, 2021, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $3.2 million, which yielded a 5.855% interest rate per annum upon issuance. The following table reconciles the balance of the Senior Notes due 2021 on the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(2,886)	(2,948)

Senior Notes due 2021 carrying amount	$397,114	$397,052

Mortgage Notes Payable

The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Mortgage notes payable principal balance	$224,164	$225,377
Unaccreted discount, net of premium	(3,644)	(3,728)

Mortgage notes payable carrying amount	$220,520	$221,649

Notes to Condensed Consolidated Financial Statements-Continued

The following table further details the Company’s mortgage notes payable, with related collateral, at March 31, 2012.

		Effective Interest				Investment in Collateral at	Balance at
(Dollars in millions)	Original Balance	Rate (18)	Maturity Date	Collateral (19)	Payments (14)	Mar. 31, 2012	Mar. 31, 2012	Dec. 31, 2011
Life Insurance Co.	$4.7	7.765%	1/17	MOB	Monthly/20-yr amort.	$11.7	$1.8	$1.9
Commercial Bank	1.8	5.550%	10/30	OTH	Monthly/27-yr amort.	7.9	1.6	1.6
Life Insurance Co.	15.1	5.490%	1/16	MOB	Monthly/10-yr amort.	32.7	13.0	13.1
Commercial Bank (1)	17.4	6.480%	5/15	MOB	Monthly/10-yr amort.	19.9	14.5	14.5
Commercial Bank (2)	12.0	6.110%	7/15	2 MOBs	Monthly/10-yr amort.	19.5	9.8	9.8
Commercial Bank (3)	15.2	7.650%	7/20	MOB	(15)	20.2	12.8	12.8
Life Insurance Co. (4)	1.5	6.810%	7/16	MOB	Monthly/9-yr amort.	2.1	1.1	1.1
Commercial Bank (5)	12.9	6.430%	2/21	MOB	Monthly/12-yr amort.	20.6	11.4	11.4
Investment Fund	80.0	7.250%	12/16	15 MOBs	Monthly/30-yr amort. (16)	155.0	78.2	78.4
Life Insurance Co.	7.0	5.530%	1/18	MOB	Monthly/15-yr amort.	14.5	3.4	3.5
Investment Co. (6)	15.9	6.550%	4/13	MOB	Monthly/30-yr amort. (17)	23.3	15.2	15.2
Investment Co.	4.6	5.250%	9/15	MOB	Monthly/10-yr amort.	6.9	4.3	4.3
Life Insurance Co. (7)	13.9	4.700%	1/16	MOB	Monthly/25-yr amort.	26.4	12.3	12.4
Life Insurance Co. (8)	21.5	4.700%	8/15	MOB	Monthly/25-yr amort.	43.8	18.6	18.8
Insurance Co. (9)	7.3	5.100%	12/18	MOB	Monthly/25-yr amort.	14.6	7.4	7.5
Commercial Bank (10)	8.1	4.540%	8/16	MOB	Monthly/10-yr amort.	15.1	7.7	7.7
Life Insurance Co. (11) (12)	5.3	4.060%	11/14	MOB	Monthly/25-yr amort.	11.6	4.7	4.8
Life Insurance Co. (13)	3.1	4.060%	11/14	MOB	Monthly/25-yr amort.	6.7	2.7	2.8

						$452.5	$220.5	$221.6

(1)	The unaccreted portion of a $2.7 million discount recorded on this note upon acquisition is included in the balance above.
(2)	The unaccreted portion of a $2.1 million discount recorded on this note upon acquisition is included in the balance above.
(3)	The unaccreted portion of a $2.4 million discount recorded on this note upon acquisition is included in the balance above.
(4)	The unaccreted portion of a $0.2 million discount recorded on this note upon acquisition is included in the balance above.
(5)	The unaccreted portion of a $1.0 million discount recorded on this note upon acquisition is included in the balance above.
(6)	The unamortized portion of a $0.5 million premium recorded on this note upon acquisition is included in the balance above.
(7)	The unamortized portion of a $0.3 million premium recorded on this note upon acquisition is included in the balance above.
(8)	The unamortized portion of a $0.4 million premium recorded on this note upon acquisition is included in the balance above.
(9)	The unamortized portion of the $0.6 million premium recorded on this note upon acquisition is included in the balance above.
(10)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.
(11)	Balance consists of two notes secured by the same building.
(12)	The unamortized portions of the $0.3 million premium recorded on these notes upon acquisition are included in the balance above.
(13)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.
(14)	Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).
(15)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity.
(16)	The Company has the option to extend the maturity for two, one-year floating rate extension terms.
(17)	The Company has the option to extend the maturity for three years at a fixed rate of 6.75%.
(18)	The contractual interest rates for the 19 outstanding mortgage notes ranged from 5.00% to 7.625% at March 31, 2012.
(19)	MOB-Medical office building; OTH-Other.

Notes to Condensed Consolidated Financial Statements-Continued

Long-Term Debt Maturities

Future contractual maturities of the Company’s notes and bonds payable as of March 31, 2012 were:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Notes and Bonds Payable	%
2012 (remaining)	$3,735	$(772)	$2,963	0.2%
2013	19,781	(1,263)	18,518	1.3%
2014	276,349	(1,404)	274,945	19.4%
2015	287,775	(1,215)	286,560	20.2%
2016	106,376	(907)	105,469	7.4%
2017 and thereafter	732,885	(2,769)	730,116	51.5%

	$1,426,901	$(8,330)	$1,418,571	100.0%

(1)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2014, Senior Notes due 2017, Senior Notes due 2021 and 13 mortgage notes payable.

Note 5. Other Assets

Other assets consist primarily of prepaid assets, straight-line rent receivables, intangible assets and receivables. Items included in other assets on the Company’s Condensed Consolidated Balance Sheets are detailed in the table below.

	March 31,	December 31,
(in thousands)	2012	2011
Prepaid assets	$44.9	$45.0
Straight-line rent receivables	32.3	30.3
Above-market intangible assets, net	13.2	13.3
Deferred financing costs, net	13.0	13.8
Accounts receivable, net	7.0	8.2
Goodwill	3.5	3.5
Customer relationship intangible assets, net	2.1	2.1
Equity investments in joint venture—cost method	1.3	1.3
Notes receivable, net	0.3	0.3
Allowance for uncollectible accounts	(0.5)	(0.6)
Other	1.0	1.2

	$118.1	$118.4

Note 6. Commitments and Contingencies

Development Activity

The Company had several development projects ongoing at March 31, 2012, including one construction project, three construction mortgage notes and eleven properties in the process of stabilization subsequent to construction as detailed in the following table.

(Dollars in thousands)	Number of Properties	Funded During Three Months Ended Mar. 31, 2012	Total Amount Funded Through Mar. 31, 2012	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction in progress (1)	1	$3,094	$10,864	$7,221	$18,085	96,433
Mortgage construction notes	3	12,642	62,645	152,413	215,058	462,712
Stabilization in progress (1)	11	8,779	368,491	23,409	391,900	1,185,863
Land held for development	—	(5)	25,171	—	—	—

Total	15	$24,510	$467,171	$183,043	$625,043	1,745,008

(1)	The estimated total investment for each development property includes estimated tenant improvement allowances but does not include any estimate of excess tenant improvement cost financing by the Company. To the extent actual amounts funded for each development property reflect excess tenant improvement costs financed by the Company, the estimated remaining fundings could be greater than the amount shown in the table above.

Notes to Condensed Consolidated Financial Statements-Continued

Construction in Progress

The Company had one construction project ongoing at March 31, 2012 with an estimated completion date during the third quarter of 2012. The project commenced in July 2011 and consists of a 96,433 square foot, on-campus medical office building with significant pre-leasing and a related parking garage in Texas. The project has an estimated total budget of approximately $18.1 million and is adjacent to a medical office building that the Company acquired in late 2010.

The following activity occurred relating to other projects under construction during the first quarter of 2012:

•

In January 2012, a construction mortgage note receivable totaling approximately $35.1 million was repaid in full. The construction mortgage note was funding the ongoing development of an inpatient facility in South Dakota. In the third quarter of 2011, the Company began consolidating the construction project upon its conclusion that it was the primary beneficiary of the VIE that was constructing the facility. Upon repayment of the mortgage note, the Company deconsolidated the VIE and recognized net mortgage interest income of $0.4 million and overhead expense of $0.1 million, resulting in a net gain to the Company of $0.3 million; and

•

In February 2012, an on-campus medical office building in Colorado, with an estimated total budget of $21.6 million, was substantially completed and placed into service. The building was 67% leased at March 31, 2012. The building is adjacent to a medical office building of which the Company completed construction in the fourth quarter of 2011.

The table below details the Company’s construction in progress and land held for development as of March 31, 2012. The information included in the table represents management’s estimates and expectations at March 31, 2012, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

State	Estimated Completion Date	Property Type (2)	Properties	Approximate Square Feet	CIP at March 31, 2012	Estimated Remaining Funding	Estimated Total Investment
(Dollars in thousands)
Under construction (1):
Texas	3Q 2012	MOB	1	96,433	$10,864	$7,221	$18,085

Land held for development:
Iowa					4,399
Texas					20,772

			1	96,433	$36,035	$7,221	$18,085

(1)	The estimated total investment for each development property includes estimated tenant improvement allowances but does not include any estimate of excess tenant improvement cost financing by the Company. To the extent actual amounts funded for each development property reflect excess tenant improvement costs financed by the Company, the estimated remaining fundings could be greater than the amount shown in the table above.

(2)	MOB-Medical office building.

Construction Mortgage Notes

The Company had three construction mortgage notes totalling $62.6 million at March 31, 2012. The Company expects that the remaining funding commitments totaling $152.4 million on these notes at will be funded during 2012 and 2013. Of this total, $149.5 million will be due from affiliates of the United Trust Fund, which is developing two build-to-suit facilities that are fully leased to Mercy Health.

Stabilization in Progress

At March 31, 2012, the Company had 11 properties that it had previously developed that were in the process of stabilization. In the aggregate, the properties were approximately 46% leased and 28% occupied at March 31, 2012, with tenant improvement build-out occurring in suites that are leased but not yet occupied by the tenants. The Company’s remaining funding commitments on these properties at March 31, 2012 relates to tenant improvements. Because these properties are not yet stabilized, they generated a net operating loss of approximately $0.7 million for the three months ended March 31, 2012.

Notes to Condensed Consolidated Financial Statements-Continued

Legal Proceedings

Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs. The plaintiffs alleged that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and sought a refund of such overpayments. Plaintiffs were seeking up to $2.0 million, plus pre- and post-judgment interest and attorneys’ fees. The two leases were terminated by agreement in 2003. The Company denied that it was liable to the plaintiffs and filed a motion for summary judgment seeking dismissal of the case. The Circuit Court of Davidson County, Tennessee granted the Company’s motion for summary judgment and the case was dismissed with prejudice by order entered on July 20, 2011. On August 11, 2011, the plaintiffs filed a notice of appeal with the Tennessee Court of Appeals. Briefs have been filed by all parties and the Court of Appeals has scheduled oral arguments in the case for May 23, 2012. The Company believes the trial court’s dismissal of the case should be affirmed but can provide no assurance as to the outcome of the appeal.

The Company is a co-defendant in a lawsuit initially filed June 28, 2011 in the District Court of Collin County, Texas captioned James P. Murphy, JPM Realty Property Management, Inc., and Rainier Medical Investments LLC v. LandPlan Development Corp., LandPlan Medical, L.P., Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, Medland L.P., Texas Land Management, L.L.C., Jim Williams, Jr., Reed Williams, and Healthcare Realty Trust, Inc. The original plaintiffs, James P. Murphy and JPM Realty Property Management, Inc. (the “Murphy Plaintiffs”) allege they are due a real estate commission arising out of the sale of certain real property in Frisco, Texas (“the Frisco Property”). Certain affiliates of the Company purchased the Frisco Property in December 2010 from Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, and Medland L.P. (collectively, the “Sellers”). The Murphy Plaintiffs assert breach of contract and common law business tort theories in pursuit of their claim for a commission in the amount of $1.34 million, as well as unspecified punitive damages. The Company denies any liability to the Murphy Plaintiffs and filed a motion for summary judgment with the court as to their claims. The Company’s motion for summary judgment was partially granted as to the Murphy Plaintiffs’ breach of contract claims and third party beneficiary claims on April 19, 2012. The Company was served with an amended complaint in the case on or about February 28, 2012 in which Rainier Medical Investments LLC (“Rainier”) joined as a plaintiff. Rainier alleges breach of contract, unfair competition, and various common law business tort and equitable claims against the Company arising out of the Company’s alleged exclusion of Rainier from participation as an investor in the Frisco Property acquisition. Rainier seeks compensatory and punitive damages in excess of $10 million. The Company denies any liability to Rainier and will defend the claims vigorously. A trial date is expected in late 2012.

The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 7. Stockholders’ Equity

The following table provides a reconciliation of total equity for the three months ended March 31, 2012:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at Dec. 31, 2011	$779	$1,894,604	$(3,332)	$795,951	$(1,683,196)	$1,004,806
Issuance of common stock	1	286	—	—	—	287
Common stock redemption	—	(45)	—	—	—	(45)
Stock-based compensation	—	932	—	—	—	932
Net income	—	—	—	3,134	—	3,134
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(23,387)	(23,387)

Balance at March 31, 2012	$780	$1,895,777	$(3,332)	$799,085	$(1,706,583)	$985,727

Notes to Condensed Consolidated Financial Statements-Continued

Common Stock

The following table provides a reconciliation of the beginning and ending common stock outstanding for the three months ended March 31, 2012 and the year ended December 31, 2011:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2012	2011
Balance, beginning of period	77,843,883	66,071,424
Issuance of common stock	16,926	11,681,392
Restricted stock-based awards, net of forfeitures	100,883	91,067

Balance, end of period	77,961,692	77,843,883

At-The-Market Equity Offering Program

Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. The Company has not sold any shares under this program since July 2011 and had 2,791,300 authorized shares remaining to be sold under the current sales agreement at March 31, 2012.

Common Stock Dividends

During the first three months of 2012, the Company declared and paid a common stock dividend of $0.30 per share.

On May 1, 2012, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on June 1, 2012 to stockholders of record on May 17, 2012.

Notes to Condensed Consolidated Financial Statements-Continued

Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2012	2011
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	77,945,505	67,591,152
Unvested restricted stock	(1,518,796)	(1,439,726)

Weighted average Common Shares Outstanding—Basic	76,426,709	66,151,426

Weighted average Common Shares—Basic	76,426,709	66,151,426
Dilutive effect of restricted stock	1,087,873	—
Dilutive effect of employee stock purchase plan	126,460	—

Weighted average Common Shares Outstanding—Diluted	77,641,042	66,151,426

Net income (loss)
Income (loss) from continuing operations	$1,903	$(6,243)
Noncontrolling interests’ share in net income	—	(27)

Income (loss) from continuing operations attributable to common shareholders	1,903	(6,270)
Discontinued operations	1,231	481

Net income (loss) attributable to common stockholders	$3,134	$(5,789)

Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.02	$(0.09)
Discontinued operations	0.02	0.00

Net income (loss) attributable to common stockholders	$0.04	$(0.09)

Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.02	$(0.09)
Discontinued operations	0.02	0.00

Net income (loss) attributable to common stockholders	$0.04	$(0.09)

The dilutive effect of restricted stock totaling 1,023,174 shares and options under the Employee Stock Purchase Plan to purchase the Company’s stock totaling 89,917 shares was excluded from the calculation of diluted loss per common share for the three months ended March 31, 2011 because the effect was anti-dilutive due to the net loss from continuing operations incurred during that period.

Incentive Plans

The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include restricted stock issued to employees and the Company’s directors and options granted to employees pursuant to its Employee Stock Purchase Plan. During the first three months ended March 31, 2012 and 2011, the Company issued 103,225 and 79,169 shares of restricted common stock, respectively, to its employees under its stock-based incentive plans and withheld 2,342 shares and 2,568 shares of common stock, respectively, from its officers to pay estimated withholding taxes related to restricted stock that vested, respectively.

Notes to Condensed Consolidated Financial Statements-Continued

A summary of the activity under the incentive plans for the three months ended March 31, 2012 and 2011 is included in the table below.

	Three Months Ended March 31,
	2012	2011
Stock-based awards, beginning of period	1,430,675	1,379,243
Granted	103,225	79,169
Vested	(15,388)	(10,675)
Forfeited	—	(10,926)

Stock-based awards, end of period	1,518,512	1,436,811

Under the Company’s Employee Stock Purchase Plan, in January of each year, each eligible employee is granted an option to purchase up to $25,000 of Common Stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised within 27 months after each such option’s date of grant. The Company recorded approximately $0.2 million in general and administrative expenses during the first quarter of 2012 relating to the annual grant of options to its employees under the Employee Stock Purchase Plan. On April 1, 2012, options to purchase 182,315 shares of Common Stock expired that had not been exercised.

A summary of the activity under the Employee Stock Purchase Plan for the three months ended March 31, 2012 and 2011 is included in the table below.

	Three Months Ended March 31,
	2012	2011
Outstanding and exercisable, beginning of period	425,196	392,517
Granted	327,936	261,960
Exercised	(12,581)	(4,591)
Forfeited	(28,166)	(23,406)
Expired	—	—

Outstanding and exercisable, end of period	712,385	626,480

Note 8. Defined Benefit Pension Plans

The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan is $896,000, subject to cost-of-living adjustments. As of March 31, 2012, only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.

Net periodic benefit cost recorded related to the Company’s pension plans for the three months ended March 31, 2012 and 2011 is detailed in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Service costs	$19	$17
Interest costs	181	214
Amortization of net gain/loss	248	232
Amortization of prior service cost	(181)	—

Total recognized in net periodic benefit cost	$267	$463

Notes to Condensed Consolidated Financial Statements-Continued

Note 9. Other Operating Income

Other operating income on the Company’s Condensed Consolidated Statements of Operations generally includes lease guaranty revenue recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Property operating agreement guaranty revenue	$1,243	$1,975
Interest income on notes receivable	142	240
Management fee income	42	38
Other	347	49

	$1,774	$2,302

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

The following table reconciles the Company’s consolidated net income (loss) attributable to common stockholders to taxable income (loss) for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net income (loss) attributable to common stockholders	$3,134	$(5,789)
Reconciling items to taxable income:
Depreciation and amortization	6,943	5,325
Gain or loss on disposition of depreciable assets	(5,608)	(2,176)
Straight-line rent	(1,810)	(1,140)
Receivable allowances	(480)	396
Stock-based compensation	1,189	1,386
Other	5,259	1,089

Taxable income (loss) (1)	$8,627	$(909)

Dividends paid	$23,387	$20,245

(1)	Before REIT dividends paid deduction.

Notes to Condensed Consolidated Financial Statements-Continued

State Income Taxes

State income tax expense and payments for the three months ended March 31, 2012 and 2011 are detailed in the table below.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
State income tax expense:
Texas gross margins tax	$142	$119
Other	(70)	44

Total state income tax expense	$72	$163

State income tax payments, net	$24	$23

The Texas gross margins tax is a tax on gross receipts from operations in Texas. The Company understands that the Securities and Exchange Commission views this tax as an income tax. As such, the Company has disclosed the Texas gross margin tax in the table above.

Note 11. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of March 31, 2012 and December 31, 2011 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated either based on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	value	value	value	value
Notes and bonds payable	$1,418.6	$1,545.8	$1,393.5	$1,534.3
Mortgage notes receivable	$112.8	$112.2	$97.4	$95.5
Notes receivable, net of allowances	$0.3	$0.3	$0.3	$0.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2011.

Business Overview

Healthcare Realty’s strategy is to own and operate medical office and other medical-related facilities that produce stable and growing rental income. Additionally, the Company provides a broad spectrum of services to develop, lease, finance and manage its portfolio of healthcare properties. The Company focuses its portfolio on outpatient-related facilities located on or near the campuses of large acute care hospitals and associated with leading health systems because management views these facilities as stable, lower-risk real estate investments. The Company’s diversity of geography and tenants, which comprises nearly two-dozen physician specialties, as well as surgery, imaging, and diagnostic centers, helps mitigate exposure to credit risk, changes in tenant clinical practice, reimbursement levels, and fluctuating economic conditions.

Substantially all of the Company’s revenues are derived from operating leases on its real estate properties and interest earned on outstanding notes receivable. These sources of revenue represent the Company’s primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, general and administrative costs such as compensation and office rent, as well as other expenses incurred in connection with managing its existing portfolio and acquiring additional properties. To the extent additional investments are not funded by these sources, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets, proceeds from asset dispositions or through proceeds from its unsecured credit facility due 2015 (the “Unsecured Credit Facility”).

Executive Overview

During the first quarter of 2012, the Company acquired $22.4 million in real estate properties, funded $3.5 million related to its construction projects, and funded $12.6 million in existing mortgage notes. The Company also sold five real estate properties in which the Company had a $10.8 million net investment, generating cash proceeds of approximately $6.6 million and $7.5 million of seller-financed notes.

The Company remains focused on leasing its development properties and expects leasing momentum on these properties to continue based on increased activity in recent periods. The Company also expects that the net proceeds received from the sale of assets will be used to fund obligations on these development properties.

At March 31, 2012, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 48.3%, and its borrowings outstanding under the Unsecured Credit Facility totaled $238.0 million, with a capacity remaining under its financial covenants of approximately $462.0 million.

Trends and Matters Impacting Operating Results

Management monitors factors and trends important to the Company and the REIT industry in order to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, below are some of the factors and trends that management believes may impact future operations of the Company.

Acquisitions

During the first quarter of 2012, the Company acquired approximately $22.4 million in real estate assets. These acquisitions were funded with borrowings on the Unsecured Credit Facility and proceeds from real estate dispositions. See Note 3 to the Condensed Consolidated Financial Statements for more information on these acquisitions.

Development Activity

The Company had several development projects ongoing at March 31, 2012, including one construction project, three construction mortgage notes and 11 properties in the process of stabilization subsequent to construction. See Note 6 to the Condensed Consolidated Financial Statements for more detail on these projects.

The Company’s ability to complete and stabilize these facilities in a given period of time will impact the Company’s results of operations and cash flows. More favorable completion dates, stabilization periods and rental rates will result in improved results of operations and cash flows, while lagging completion dates, stabilization dates, and rental rates will result in less favorable results of operations and cash flows.

Beyond the current commitments, the Company has no new development starts planned. However, the Company is regularly in discussions with health systems, developers and others that could lead to attractive development opportunities. The Company will consider these projects in light of existing obligations, the acquisition environment, capital availability and cost, and other factors.

Dispositions

During the first quarter of 2012, the Company disposed of five medical office buildings in which the Company had an aggregate net investment of approximately $10.8 million. Net cash proceeds from these dispositions were used to repay amounts due under the Unsecured Credit Facility, to fund additional real estate investments, and for general corporate purposes. See Note 3 to the Condensed Consolidated Financial Statements for more information on these dispositions.

Subsequent Dispositions

In April 2012, the Company disposed of five medical office buildings located in Florida for a purchase price of $33.3 million in which the Company had a net aggregate investment of approximately $31.8 million. The Company received approximately $32.4 million in cash consideration from the sale, including the origination of a $3.8 million seller-financed mortgage note and a $0.6 million contingent liability. The Company expects to recognize an immaterial impairment charge in the second quarter of 2012 from the sale. These properties were not classified as held for sale at March 31, 2012.

In April 2012, the Company disposed of a medical office building in Tennessee, included in held for sale at March 31, 2012, in which the Company had a net investment of approximately $0.8 million. The Company received approximately $0.9 million in net cash proceeds and expects to recognize a gain of approximately $0.1 million in the second quarter of 2012.

The Company expects to redeploy cash from other property sales and mortgage repayments into new investments. To the extent revenues related to these property sales or mortgage repayments exceed revenues from these new investments, the Company’s results of operations and cash flows could be adversely affected.

At-The-Market Equity Offering Program

Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. The Company has not sold any shares under this program since July 2011 and had 2,791,300 authorized shares remaining to be sold under the current sales agreement at March 31, 2012.

Expiring Leases

Overall, the Company expects approximately 15%-20% of the leases in its multi-tenanted portfolio will expire each year. During 2012, 369 of the leases in the Company’s multi-tenant buildings are scheduled to expire. Approximately 85% of the leases expiring in 2012 are located in buildings on hospital campuses, are distributed throughout the portfolio and are not concentrated with any one tenant, health system or location. Of the 71 leases that had expired as of March 31, 2012, nearly all of the tenants had renewed, had expressed an intention to renew, or continued to occupy their leased space in a holdover lease arrangement.

The leases on three single tenant properties are scheduled to expire during 2012. A lease was signed on a 110,000 square foot property extending the maturity until July 2013. The Company expects a new lease will also be signed on a 12,000 square foot property extending the expiration of the lease for an additional eighteen months at the same lease rate. Negotiations are on-going relating to the renewal of a 13,500 square foot property with a lease expiration in July 2012.

Other Items Impacting Operations

Several events that occurred in the first quarter of 2012 or are expected to occur in the second quarter of 2012 that may impact the Company’s operations and financial results:

•	First quarter of 2012 results included partially reserved revenue that was recovered through a settlement with a former tenant resulting in an increase to net income of approximately $0.2 million.

•

In April 2012, the Company disposed of five medical office buildings located in Florida for a purchase price of $33.3 million in which the Company had a net aggregate investment of approximately $31.8 million. The Company received approximately $32.4 million in cash consideration from the sale, including the origination of a $3.8 million seller-financed mortgage note and a $0.6 million contingent liability. The sale of these properties will reduce property operating income by approximately $0.9 million per quarter and property operating expense by approximately $0.4 million per quarter.

Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” The SEC indicated in 2003 that impairment charges (losses) could not be added back to net income attributable to common stockholders in calculating FFO. However, in late October 2011, NAREIT issued an alert indicating that the SEC staff recently advised NAREIT that it currently takes no position on the matter of whether impairment charges should be added back to net income to compute FFO, and NAREIT affirmed its original definition of FFO. In 2012, the Company is following the NAREIT definition to exclude impairment charges and has restated all prior periods to exclude impairment charges in calculating FFO and FFO per share to agree with the current presentation.

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

The comparability of FFO for the three months ended March 31, 2012 compared to 2011 was affected by the various acquisitions and dispositions of the Company’s real estate portfolio and the results of operations of the portfolio from period to period. Other items that impacted the comparability of FFO are discussed below:

•

decreased interest expense for the three months ended March 31, 2012 compared to the same period in 2011 of approximately $3.9 million, or $0.05 per diluted common share, due primarily to the redemption of the senior notes due 2011 (the “Senior Notes due 2011”) in the first quarter of 2011;

•

loss on the extinguishment of debt of approximately $2.0 million, or $0.03 per diluted common share, recognized during the three months ended March 31, 2011 from the redemption of the Senior Notes due 2011; and

•	a lease termination fee received in the first quarter of 2012 totaling $1.5 million, or $0.02 per diluted common share, in connection with a property sale.

The table below reconciles FFO to net income (loss) attributable to common stockholders for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2012	2011
Net Income (Loss) Attributable to Common Stockholders	$3,134	$(5,789)
Gain on sales of real estate properties	(3,428)	(36)
Impairments	4,170	147
Real estate depreciation and amortization	23,428	20,054

Total adjustments	24,170	20,165

Funds from Operations	$27,304	$14,376

Funds from Operations per Common Share—Basic	$0.36	$0.22

Funds from Operations per Common Share—Diluted	$0.35	$0.21

Weighted Average Common Shares Outstanding—Basic	76,426,709	66,151,426

Weighted Average Common Shares Outstanding—Diluted	77,641,042	67,264,517

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The Company’s results of operations for the three months ended March 31, 2012 compared to the same period in 2011 were significantly impacted by acquisitions, dispositions and impairments of properties, as well as lower interest expense.

	Three Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2012	2011	$	%
REVENUES
Property operating	$59,456	$52,285	$7,171	13.7%
Single-tenant net lease	12,669	14,440	(1,771)	-12.3%
Straight-line rent	1,900	1,328	572	43.1%
Mortgage interest	2,292	1,649	643	39.0%
Other operating	1,774	2,302	(528)	-22.9%

	78,091	72,004	6,087	8.5%

EXPENSES
Property operating	28,965	27,840	1,125	4.0%
General and administrative	5,265	5,781	(516)	-8.9%
Depreciation	21,388	18,631	2,757	14.8%
Amortization	2,537	1,778	759	42.7%
Bad debt, net	(41)	180	(221)	-122.8%

	58,114	54,210	3,904	7.2%

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	(1,986)	(1,986)	-100.0%
Interest expense	(18,379)	(22,274)	(3,895)	-17.5%
Interest and other income, net	305	223	(82)	-36.8%

	(18,074)	(24,037)	(5,963)	-24.8%

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,903	(6,243)	8,146	130.5%

DISCONTINUED OPERATIONS
Income from discontinued operations	1,973	592	1,381	233.3%
Impairments	(4,170)	(147)	(4,023)	2736.7%
Gain on sales of real estate properties	3,428	36	3,392	9422.2%

INCOME FROM DISCONTINUED OPERATIONS	1,231	481	750	155.9%

NET INCOME (LOSS)	3,134	(5,762)	8,896	154.4%

Less: Net income attributable to noncontrolling interests	—	(27)	27	-100.0%

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,134	$(5,789)	$8,923	154.1%

EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders—Basic	$0.04	$(0.09)	$0.13	144.4%

Net income (loss) attributable to common stockholders—Diluted	$0.04	$(0.09)	$0.13	144.4%

Total revenues from continuing operations for the three months ended March 31, 2012 increased $6.1 million, or 8.5%, compared to the same period in 2011, mainly for the reasons discussed below:

• Property operating income increased mainly due to the recognition of additional revenue of approximately $4.1 million from the Company’s 2011 and 2012 real estate acquisitions and approximately $0.8 million from properties that were previously under construction that commenced operations during 2011 and 2012. Also, the Company began recognizing the underlying tenant rental income on properties whose single-tenant net leases had expired, resulting in approximately $0.6 million in additional income in 2012 compared to 2011. The remainder of the increase of approximately $1.7 million was mainly the result of new leasing activity and annual rent increases.

• Single-tenant net lease revenues decreased approximately $0.5 million due to the expiration in 2011 of an agreement with one operator which provided the Company replacement rent and approximately $1.9 million relating to the expiration of seven single-tenant net leases in 2011. These decreases are partially offset by additional revenue from the Company’s 2012 real estate acquisition of approximately $0.2 million, as well as annual contractual rent increases of approximately $0.4 million.

• Straight-line rent increased mainly due to new leases subject to straight-lining on properties acquired in 2011 and 2012, as well as lease renewals.

• Mortgage interest increased mainly due to the interest earned from new mortgage notes of approximately $0.8 million and from additional fundings on existing mortgage notes of approximately $0.1 million. These amounts are partially offset by repayments of approximately $0.3 million.

• Other operating income decreased mainly due to the expiration of lease guaranty support payments related to two properties in New Orleans totaling approximately $0.5 million.

Total expenses for the three months ended March 31, 2012 increased $3.9 million, or 7.2%, compared to the same period in 2011, mainly for the reasons discussed below:

• Property operating expense increased mainly due to the recognition of additional expenses totaling approximately $1.4 million from the Company’s 2011 and 2012 real estate acquisitions and $0.8 million from properties that were previously under construction that commenced operations during 2011 and 2012. Also, the Company began recognizing the underlying tenant rental expense on properties whose single-tenant leases had expired, resulting in approximately $0.2 million in additional expense in 2012 compared to 2011. These increases were partially offset by an overall decrease in real estate taxes of approximately $1.0 million and utilities of approximately $0.4 million.

• General and administrative expenses decreased mainly due to a decrease in compensation costs of approximately $0.3 million and project costs of approximately $0.2 million.

• Depreciation expense increased mainly due to approximately $1.3 million in additional depreciation recognized related to the Company’s 2011 and 2012 real estate acquisitions and $0.7 million related to properties previously under construction that commenced operations during 2011. The remaining $0.8 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.

• Amortization expense increased mainly due to lease intangibles of properties acquired in 2011 and 2012.

Other income (expense) for the three months ended March 31, 2012 changed favorably by $6.0 million, or 24.8%, compared to the same period in 2011 due to a decrease in interest expense relating mainly to the redemption of the Senior Notes due 2011 in the first quarter of 2011, partially offset by additional interest in the first quarter of 2012 due to a higher weighted average principal balance on the Unsecured Credit Facility.

Income from discontinued operations for the three months ended March 31, 2012 totaled $1.2 million compared to $0.5 million for the three months ended March 31, 2011. These amounts include the results of operations, a lease termination fee, impairments and gains on sale related to assets classified as held for sale or disposed of as of March 31, 2012.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s primary sources of cash include rent and interest receipts from its real estate and mortgage portfolio based on contractual arrangements with its tenants, sponsors, and borrowers, borrowings under its Unsecured Credit Facility, proceeds from the sales of real estate properties or the repayments of mortgage notes receivable or proceeds from public or private debt or equity offerings. The Company’s primary uses of cash include dividend distributions, debt service payments, including principal and interest, real estate investments, including acquisitions and construction advances, as well as property operating and general and administrative expenses. Dividends paid during the first quarter of 2012 totaling approximately $23.4 million were funded from cash flows from operations and from the Company’s Unsecured Credit Facility as cash flows from operations were not adequate to fully fund the dividend. The Company expects that its cash flows from operations for the full year 2012 will be adequate to fund dividends at the current rate. Sources and uses of cash are detailed in the table below, as well as in the Company’s Condensed Consolidated Statements of Cash Flows.

	Three Months Ended		Change
(Dollars in thousands)	March 31, 2012	March 31, 2011	$	%
Cash and cash equivalents, beginning of period	$4,738	$113,321	$(108,583)	-95.8%
Cash provided by operating activities	10,937	9,674	1,263	13.1%
Cash used in investing activities	(10,698)	(70,524)	59,826	-84.8%
Cash provided by (used in) financing activities	1,633	(49,464)	51,097	-103.3%

Cash and cash equivalents, end of period	$6,610	$3,007	$3,603	119.8%

Operating Activities

Cash flows provided by operating activities remained fairly consistent for the three months ended March 31, 2012 compared to the same period in 2011 with a slight increase from $9.7 million in 2011 to $10.9 million in 2012. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices.

Investing Activities

Cash flows used in investing activities decreased during the three months ended March 31, 2012 compared to the same period in 2011 primarily due to proceeds received from the mortgage repayment by a consolidated variable interest entity and repayments of mortgage notes receivable.

Financing Activities

Cash flows provided by financing activities increased during the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the redemption of the Senior Notes due 2011 in the prior period.

Contractual Obligations

The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments at March 31, 2012, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2012 through 2013 are included in the table below. At March 31, 2012, the Company had no purchase or long-term capital lease obligations.

(Dollars in thousands)	Remainder of 2012	2013	Total
Long-term debt obligations, including interest (1)	$49,144	$89,049	$138,193
Operating lease commitments (2)	2,533	4,383	6,916
Construction in progress (3)	4,581	—	4,581
Tenant improvements (4)	—	—	—
Construction mortgage note obligations (5)	66,975	85,438	152,413
Pension obligations (6)	—	—	—

Total contractual obligations	$123,233	$178,870	$302,103

(1)	Includes estimated interest due on total debt other than on the Unsecured Credit Facility. Note 4 to the Company’s Condensed Consolidated Financial Statements provides more detail on the Company’s notes and bonds payable.
(2)	Includes primarily the corporate office lease and ground leases related to various properties for which the Company is currently making payments.
(3)	The table above includes cash flow projections for the remainder of 2012 and 2013 related to the construction of one building currently in construction in progress but does not include budgeted amounts on those projects that are designated for tenant improvements which the Company is not obligated to fund until tenant leases are executed.
(4)	The Company has various first-generation tenant improvement budgeted amounts remaining as of March 31, 2012 of approximately $40.2 million related to properties developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company cannot predict when or if these amounts will be expended and, therefore, has not included estimated fundings in the table above.
(5)	The Company’s remaining funding commitment as of March 31, 2012 on three construction mortgage notes.
(6)	At December 31, 2011, the last measurement date, one employee, the Company’s chief executive officer, was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.0 million as of December 31, 2011. However, because the Company’s chief executive officer has no present intention to retire, the Company has not projected when the retirement benefits would be paid to the officer in this table. At March 31, 2012, the Company had recorded a $15.7 million liability, included in other liabilities, related to its pension plan obligations.

As of March 31, 2012, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 48.3%. The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations. In accordance with this definition, the Company’s earnings from continuing operations for the three months ended March 31, 2012 covered its fixed charges with a ratio of 1.00 to 1.00. The Company’s earnings calculated in accordance with its fixed charge covenant ratio under its Unsecured Credit Facility, which is based on a rolling four quarter calculation, covered its fixed charges by 2.3 times.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2012, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Security Deposits and Letters of Credit

As of March 31, 2012, the Company had approximately $6.5 million in letters of credit, security deposits, or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases.

Development Activity

The Company had several development projects ongoing at March 31, 2012, including one construction project, three construction mortgage notes and eleven properties in the process of stabilization subsequent to construction. See Note 6 to the Condensed Consolidated Financial Statements for more detail on these projects. A summary of these development projects is detailed in the following table.

(Dollars in thousands)	Number of Properties	Funded During Three Months Ended Mar. 31, 2012	Total Amount Funded Through Mar. 31, 2012	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction in progress (1)	1	$3,094	$10,864	$7,221	$18,085	96,433
Mortgage construction notes	3	12,642	62,645	152,413	215,058	462,712
Stabilization in progress (1)	11	8,779	368,491	23,409	391,900	1,185,863
Land held for development	—	(5)	25,171	—	—	—

Total	15	$24,510	$467,171	$183,043	$625,043	1,745,008

(1)	The estimated total investment for each development property includes estimated tenant improvement allowances but does not include any estimate of excess tenant improvement cost financing by the Company. To the extent actual amounts funded for each development property reflect excess tenant improvement costs financed by the Company, the estimated remaining fundings could be greater than the amount shown in the table above.

The Company intends to fund these commitments with available cash on hand, cash flows from operations, proceeds from the Unsecured Credit Facility, proceeds from the sale of real estate properties, or proceeds from repayments of mortgage notes receivable.

Subsequent Dispositions

In April 2012, the Company disposed of five medical office buildings located in Florida for a purchase price of $33.3 million in which the Company had a net aggregate investment of approximately $31.8 million. The Company received approximately $32.4 million in cash consideration from the sale, including the origination of a $3.8 million seller-financed mortgage note and a $0.6 million contingent liability. The Company expects to recognize an immaterial impairment charge in the second quarter of 2012 from the sale. These properties were not classified as held for sale at March 31, 2012.

In April 2012, the Company disposed of a medical office building in Tennessee, included in held for sale at March 31, 2012, in which the Company had a net investment of approximately $0.8 million. The Company received approximately $0.9 million in net cash proceeds and expects to recognize a gain of approximately $0.1 million in the second quarter of 2012.

Proceeds received from these dispositions are expected to be used to fund additional investments, repay amounts outstanding under the Company’s Unsecured Credit Facility, or for general corporate purposes.

At-The-Market Equity Offering Program

Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. The Company has not sold any shares under this program since July 2011 and had 2,791,300 authorized shares remaining to be sold under the current sales agreement at March 31, 2012.

Dividends

The Company paid a quarterly dividend during the first three months of 2012 of $0.30 per share. On May 1, 2012, the Company’s Board of Directors declared a common stock cash dividend for the three months ended March 31, 2012 of $0.30 per share, payable on June 1, 2012 to shareholders of record on May 17, 2012. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.

Liquidity

Net cash provided by operating activities was $10.9 million and $9.7 million for the three months ended March 31, 2012 and 2011, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors. The Company’s cash flows were significantly impacted in the first quarter of 2012 compared to 2011 due to the timing of interest payments on the Senior Notes due 2017 and the Senior Notes due 2021.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, borrowings under the Unsecured Credit Facility, proceeds from sales of real estate investments, proceeds from mortgage note repayments, or additional capital market financings, including the Company’s at-the-market equity offering program, or other debt or equity offerings. The Company also had unencumbered real estate assets with a cost of approximately $2.4 billion at March 31, 2012, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

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

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements for the impact of new accounting standards. The adoption of these new standards are not expected to have a material impact on the Company’s results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2012, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December  31, 2011.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs. The plaintiffs alleged that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and sought a refund of such overpayments. Plaintiffs were seeking up to $2.0 million, plus pre- and post-judgment interest and attorneys’ fees. The two leases were terminated by agreement in 2003. The Company denied that it was liable to the plaintiffs and filed a motion for summary judgment seeking dismissal of the case. The Circuit Court of Davidson County, Tennessee granted the Company’s motion for summary judgment and the case was dismissed with prejudice by order entered on July 20, 2011. On August 11, 2011, the plaintiffs filed a notice of appeal with the Tennessee Court of Appeals. Briefs have been filed by all parties and the Court of Appeals has scheduled oral arguments in the case for May 23, 2012. The Company believes the trial court’s dismissal of the case should be affirmed but can provide no assurance as to the outcome of the appeal.

The Company is a co-defendant in a lawsuit initially filed June 28, 2011 in the District Court of Collin County, Texas captioned James P. Murphy, JPM Realty Property Management, Inc., and Rainier Medical Investments LLC v. LandPlan Development Corp., LandPlan Medical, L.P., Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, Medland L.P., Texas Land Management, L.L.C., Jim Williams, Jr., Reed Williams, and Healthcare Realty Trust, Inc. The original plaintiffs, James P. Murphy and JPM Realty Property Management, Inc. (the “Murphy Plaintiffs”) allege they are due a real estate commission arising out of the sale of certain real property in Frisco, Texas (“the Frisco Property”). Certain affiliates of the Company purchased the Frisco Property in December 2010 from Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, and Medland L.P. (collectively, the “Sellers”). The Murphy Plaintiffs assert breach of contract and common law business tort theories in pursuit of their claim for a commission in the amount of $1.34 million, as well as unspecified punitive damages. The Company denies any liability to the Murphy Plaintiffs and filed a motion for summary judgment with the court as to their claims. The Company’s motion for summary judgment was partially granted as to the Murphy Plaintiffs’ breach of contract claims and third party beneficiary claims on April 19, 2012. The Company was served with an amended complaint in the case on or about February 28, 2012 in which Rainier Medical Investments LLC (“Rainier”) joined as a plaintiff. Rainier alleges breach of contract, unfair competition, and various common law business tort and equitable claims against the Company arising out of the Company’s alleged exclusion of Rainier from participation as an investor in the Frisco Property acquisition. Rainier seeks compensatory and punitive damages in excess of $10 million. The Company denies any liability to Rainier and will defend the claims vigorously. A trial date is expected in late 2012.

The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

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

Date: May 1, 2012

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