Form 10-Q
period 2012-06-30
HEALTHCARE REALTY TRUST INC
filed 2012-07-31
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-11852
____________________________________________________________
HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)
____________________________________________________________

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

As of July 25, 2012, 78,003,422 shares of the Registrant’s Common Stock were outstanding.

1

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2012

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Balance Sheets (Dollars in thousands, except per share data)

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Real estate properties:
Land	$163,211	$162,843
Buildings, improvements and lease intangibles	2,552,106	2,521,226
Personal property	18,776	18,221
Construction in progress	34,180	86,328
	2,768,273	2,788,618
Less accumulated depreciation	(545,677)	(516,747)
Total real estate properties, net	2,222,596	2,271,871
Cash and cash equivalents	3,103	4,738
Mortgage notes receivable	118,059	97,381
Assets held for sale and discontinued operations, net	12,921	28,650
Other assets, net	115,645	118,382
Total assets	$2,472,324	$2,521,022
LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,395,600	$1,393,537
Accounts payable and accrued liabilities	57,785	72,217
Liabilities of discontinued operations	174	518
Other liabilities	52,570	49,944
Total liabilities	1,506,129	1,516,216
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 78,002,812 and 77,843,883 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	780	779
Additional paid-in capital	1,896,735	1,894,604
Accumulated other comprehensive loss	(3,332)	(3,332)
Cumulative net income attributable to common stockholders	801,993	795,951
Cumulative dividends	(1,729,981)	(1,683,196)
Total stockholders’ equity	966,195	1,004,806
Total liabilities and equity	$2,472,324	$2,521,022

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Operations For the Three Months Ended June 30, 2012 and 2011 (Dollars in thousands, except per share data) (Unaudited)

	2012	2011
REVENUES
Property operating	$60,948	$53,320
Single-tenant net lease	12,833	13,459
Straight-line rent	1,542	1,076
Mortgage interest	2,039	1,825
Other operating	1,374	2,047
	78,736	71,727
EXPENSES
Property operating	29,457	27,773
General and administrative	4,519	5,157
Depreciation	21,311	18,487
Amortization	2,540	1,778
Bad debt, net	149	93
	57,976	53,288
OTHER INCOME (EXPENSE)
Interest expense	(18,530)	(17,343)
Interest and other income, net	203	196
	(18,327)	(17,147)
INCOME FROM CONTINUING OPERATIONS	2,433	1,292
DISCONTINUED OPERATIONS
Income from discontinued operations	659	719
Impairments	(167)	—
Gain on sales of real estate properties	3	—
INCOME FROM DISCONTINUED OPERATIONS	495	719
NET INCOME	2,928	2,011
Less: Net income attributable to noncontrolling interests	(20)	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,908	$2,011
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.03	$0.02
Discontinued operations	0.01	0.01
Net income attributable to common stockholders	$0.04	$0.03
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.03	$0.02
Discontinued operations	0.01	0.01
Net income attributable to common stockholders	$0.04	$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	76,462,266	72,035,154
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	77,712,493	73,149,232
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Operations For the Six Months Ended June 30, 2012 and 2011 (Dollars in thousands, except per share data) (Unaudited)

	2012	2011
REVENUES
Property operating	$119,913	$105,141
Single-tenant net lease	25,092	27,503
Straight-line rent	3,449	2,364
Mortgage interest	4,331	3,474
Other operating	3,146	4,345
	155,931	142,827
EXPENSES
Property operating	58,039	55,210
General and administrative	9,782	10,938
Depreciation	42,333	36,756
Amortization	5,077	3,555
Bad debt, net	109	271
	115,340	106,730
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	(1,986)
Interest expense	(36,909)	(39,617)
Interest and other income, net	508	418
	(36,401)	(41,185)
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,190	(5,088)
DISCONTINUED OPERATIONS
Income from discontinued operations	2,777	1,448
Impairments	(4,336)	(147)
Gain on sales of real estate properties	3,431	36
INCOME FROM DISCONTINUED OPERATIONS	1,872	1,337
NET INCOME (LOSS)	6,062	(3,751)
Less: Net income attributable to noncontrolling interests	(20)	(27)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,042	$(3,778)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.05	$(0.07)
Discontinued operations	0.03	0.02
Net income (loss) attributable to common stockholders	$0.08	$(0.05)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.05	$(0.07)
Discontinued operations	0.03	0.02
Net income (loss) attributable to common stockholders	$0.08	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	76,444,487	69,109,543
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	77,678,362	69,109,543
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.60	$0.60
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Comprehensive Income For the Three Months Ended June 30, 2012 and 2011 (Dollars in thousands) (Unaudited)

	2012	2011
COMPREHENSIVE INCOME	$2,928	$2,011
Less: Comprehensive income attributable to noncontrolling interests	(20)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,908	$2,011
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2012 and 2011 (Dollars in thousands) (Unaudited)

	2012	2011
COMPREHENSIVE INCOME (LOSS)	$6,062	$(3,751)
Less: Comprehensive income attributable to noncontrolling interests	(20)	(27)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,042	$(3,778)
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2012 and 2011 (Dollars in thousands) (Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$6,062	$(3,751)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	49,762	43,919
Stock-based compensation	1,653	1,602
Straight-line rent receivable	(3,445)	(2,395)
Straight-line rent liability	202	246
Gain on sales of real estate properties	(3,431)	(36)
Loss on extinguishment of debt	—	1,986
Impairments	4,336	147
Provision for bad debt, net	108	287
Changes in operating assets and liabilities:
Other assets	4,050	(5,376)
Accounts payable and accrued liabilities	(9,573)	2,649
Other liabilities	3,073	7,217
Net cash provided by operating activities	52,797	46,495
INVESTING ACTIVITIES
Acquisition and development of real estate properties	(61,522)	(83,111)
Funding of mortgages and notes receivable	(28,550)	(83,141)
Proceeds from sales of real estate	36,109	3,775
Proceeds from mortgage repayment by consolidated variable interest entity	35,057	—
Proceeds from mortgages and notes receivable repayments	9,232	58
Net cash used in investing activities	(9,674)	(162,419)
FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	4,000	123,000
Repayments on notes and bonds payable	(2,436)	(1,616)
Repurchase of notes payable	—	(280,201)
Dividends paid	(46,785)	(42,570)
Proceeds from issuance of common stock	511	224,045
Common stock redemptions	(45)	(51)
Distributions to noncontrolling interest holders	—	(281)
Purchase of noncontrolling interests	—	(1,591)
Debt issuance costs	(3)	(356)
Net cash provided by (used in) financing activities	(44,758)	20,379
Decrease in cash and cash equivalents	(1,635)	(95,545)
Cash and cash equivalents, beginning of period	4,738	113,321
Cash and cash equivalents, end of period	$3,103	$17,776

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2012 and 2011 (Dollars in thousands) (Unaudited)

	2012	2011
Supplemental Cash Flow Information:
Interest paid	$38,307	$33,437
Capitalized interest	$3,469	$4,194
Company-financed real estate property sales	$11,200	$2,700
Invoices accrued for construction, tenant improvement and other capitalized costs	$5,931	$15,001
Construction liabilities transferred upon deconsolidation of variable interest entity	$3,450	$—

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.9 billion in 205 real estate properties and mortgages as of June 30, 2012. The Company’s 198 owned real estate properties are located in 28 states and total approximately 13.5 million square feet. The Company provided property management services to approximately 10.3 million square feet nationwide.

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

The Company also had a variable interest in two unconsolidated VIEs consisting of construction mortgage notes aggregating approximately $68.7 million at June 30, 2012 in which management concluded that the Company was not currently the primary beneficiary.

The Company had an investment in one unconsolidated joint venture of approximately $1.3 million at June 30, 2012 which the Company accounts for under the cost method since the Company does not exert significant influence over the joint venture's operations. The joint venture, which invests in real estate properties, is included in other assets on the Company’s Condensed Consolidated Balance Sheets, and the related distributions received are included in interest and other income, net on the Company’s Condensed Consolidated Statements of Operations.

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying

Notes to Condensed Consolidated Financial Statements - Continued

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

Rental Income
Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company’s lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index. The Company’s multi-tenant office lease arrangements also generally allow for operating expense recoveries which the Company calculates and bills to its tenants. Rental income from properties under single-tenant net lease arrangements (formerly named master leases) is included in single-tenant net lease revenue and rental income from properties with multi-tenant office lease arrangements is included in property operating income in the Company’s Condensed Consolidated Statements of Operations. The Company’s leases, formerly named as master leases, have over time changed from single tenant leases with underlying sub-tenants occupying the majority of the buildings to buildings that are leased and occupied by a single tenant. As such, the Company has renamed the revenues from these types of agreements to “single-tenant net leases” to describe more fully the nature of these leases.

Interest Income
Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortization period specific to each note. Loan origination fees received are deferred and are recognized in mortgage interest income over the estimated life of the loan.

Property Operating Agreements
At June 30, 2012, the Company had six real estate properties with an aggregate gross investment of approximately $73.6 million subject to property operating agreements that obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to the Company for the shortfall under the terms of these agreements. The Company recognizes any shortfall income in other operating income in the Company’s Condensed Consolidated Statements of Operations. Property operating agreement payments totaling approximately $0.5 million per quarter on two of the Company’s properties in New Orleans expired on

Notes to Condensed Consolidated Financial Statements - Continued

September 30, 2011. No other property operating agreements are scheduled to expire until 2016.

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

The Company classifies interest and penalties related to uncertain tax positions, if any, in its Condensed Consolidated Financial Statements as a component of general and administrative expense. No such amounts were recognized during the six months ended June 30, 2012 or 2011.

Incentive Plans
The Company has various employee and non-employee stock-based awards outstanding, including restricted stock issued under its incentive plans, and options granted to employees pursuant to its employee stock purchase plan (the “Employee Stock Purchase Plan”). The Company generally recognizes compensation expense for awards issued under its incentive plans based on the grant date fair value of the awards ratably over the requisite service period. Compensation expense for awards issued under the Employee Stock Purchase Plan is based on fair value, net of estimated forfeitures, using the Black-Scholes model, and is generally recognized when the awards are granted in the first quarter of each year since they immediately vest when granted.

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

Notes to Condensed Consolidated Financial Statements - Continued

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

In connection with the sale of five medical office buildings in the second quarter of 2012, the Company recorded impairment charges totaling approximately $0.2 million based on the contractual sales prices, a Level 1 input.

Real Estate Properties
Real estate properties are recorded at cost or fair value, if acquired. Cost or fair value at the time of acquisition is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property.

The Company also capitalizes direct construction and development costs, including interest, to all consolidated real estate properties that are under construction and substantive activities are ongoing to prepare the asset for its intended use. The Company considers a building as substantially complete and held available for occupancy upon the completion of tenant improvements, but may extend that in some cases to a time no later than one year from cessation of major construction activity. Development costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred.

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

Allowance for Doubtful Accounts and Credit Losses
Management monitors the aging and collectibility of its accounts receivable balances on an ongoing basis. Whenever there is deterioration in the timeliness of payment from a tenant or sponsor, management investigates and determines the reason(s) for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectibility are: the type of contractual arrangement under which the receivable was recorded (e.g., a triple net lease, a gross lease, a sponsor guaranty agreement, or some other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state

Notes to Condensed Consolidated Financial Statements - Continued

in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company records a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance.

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

New Pronouncements
On January 1, 2012, the Company adopted the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” The standard simplifies the process a company must go through to test goodwill for impairment. Companies have an option to first assess qualitative factors of a reporting unit being tested before having to assess quantitative factors. If a company believes no impairment exists based on qualitative factors, then it will no longer be required to perform the two-step quantitative impairment test. The Company tests its $3.5 million of goodwill for impairment as of December 31 of each year. The adoption of this new standard did not have a material impact on the Company’s financial statements.

Note 2. Real Estate and Mortgage Notes Receivable Investments
The Company had investments of approximately $2.9 billion in 205 real estate properties and mortgages as of June 30, 2012. The Company’s 198 owned real estate properties are located in 28 states and total approximately 13.5 million total square feet. The table below details the Company’s investments.

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%
Owned properties:
Multi-tenant leases
Medical office/outpatient	148	$1,782,088	61.8%	9,764	72.4%
Medical office—stabilization in progress	11	379,494	13.1%	1,186	8.8%
Other	2	19,767	0.7%	256	1.9%
	161	2,181,349	75.6%	11,206	83.1%
Single-tenant net leases
Medical office/outpatient	20	190,903	6.6%	982	7.3%
Inpatient	14	337,492	11.7%	1,103	8.2%
Other	2	9,545	0.3%	91	0.7%
	36	537,940	18.6%	2,176	16.2%
Construction in progress
Medical office/outpatient	1	9,009	0.3%	96	0.7%
Land held for development	—	25,171	0.9%	—	—
	1	34,180	1.2%	96	0.7%
Corporate property	—	14,804	0.5%	—	—
	—	14,804	0.5%	—	—
Total owned properties	198	2,768,273	95.9%	13,478	100.0%
Mortgage notes receivable:
Medical office/outpatient	4	41,801	1.4%	—	—
Inpatient	1	36,258	1.3%	—	—
Other	1	40,000	1.4%	—	—
	6	118,059	4.1%	—	—
Unconsolidated joint venture:
Other	1	1,266	—	—	—
	1	1,266	—	—	—
Total real estate investments	205	$2,887,598	100.0%	13,478	100.0%

Mortgage Notes Receivable
All of the Company’s mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loans are carried at amortized cost. A summary of the Company’s mortgage notes receivable is shown in the table below:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Construction mortgage notes	$68,694	$51,471
Other mortgage loans	49,365	45,910
	$118,059	$97,381

As of June 30, 2012, approximately $68.7 million, or 58.2%, of the Company’s mortgage notes receivable were due from affiliates of the United Trust Fund, which is developing two build-to-suit facilities that are fully leased to Mercy Health. Also, approximately $40.0 million, or 33.9%, of the Company’s mortgage notes receivable were due from LB Properties X, LLC.

Note 3. Acquisitions and Dispositions
Real Estate Acquisitions
In January 2012, the Company purchased a 58,285 square foot medical office building in South Dakota for cash consideration of approximately $15.0 million. The property is 100% leased under a single-tenant net lease, which expires in 2022, with an affiliate of “AA-” rated Sanford Health, with a parent guarantee. The property is connected to a new Sanford Health acute care hospital that opened in June 2012.

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

In May 2012, the Company purchased a 76,484 square foot medical office building in Texas for a purchase price of approximately $10.7 million. Concurrent with the acquisition, the Company's construction mortgage note receivable totaling $9.9 million, which was secured by the building, was repaid, resulting in a total of an additional $1.2 million in cash consideration from the Company. The building was 100% leased at the time of the acquisition with lease expirations through 2021.

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

In April 2012, the Company originated a $3.8 million seller-financed mortgage note receivable with the purchaser of two medical office buildings located in Florida that were sold by the Company as part of a larger disposition as discussed in "Asset Dispositions" below. The note has a stated fixed interest rate of 7.5% and matures in April 2015.

The following table details the Company’s acquisitions and mortgage note financings for the six months ended June 30, 2012:

(Dollars in millions)	Date Acquired	Cash Consideration	Real Estate	Mortgage Note Financing	Other	Square Footage
Real estate acquisitions
South Dakota	1/20/12	$15.0	$14.9	$—	$0.1	58,285
North Carolina	2/10/12	6.4	6.4	—	—	23,312
Pennsylvania	3/16/12	1.2	1.1	—	0.1	—
Texas	5/23/12	1.2	10.7	(9.9)	0.4	76,484
		23.8	33.1	(9.9)	0.6	158,081
Mortgage note financings
Texas	1/10/12	3.0	—	3.0	—	—
Texas	3/16/12	4.5	—	4.5	—	—
Florida	4/18/12	3.8	—	3.8	—	—
		11.3	—	11.3	—	—
		$35.1	$33.1	$1.4	$0.6	158,081

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

•
an 82,664 square foot medical office building in Texas, in which the Company had a net investment of approximately $4.8 million, for a purchase price of approximately $4.7 million. The Company originated a $4.5 million seller-financed mortgage note receivable as discussed above in “Mortgage Note Financings” and recognized a $0.4 million impairment on the disposal, including the write-off of straight-line rent receivables and closing costs;

•	two mortgage notes receivable of $1.5 million and $3.2 million for total consideration of approximately $4.7 million; and

•
a construction mortgage note receivable totaling approximately $35.1 million which was repaid in full relating to the ongoing development of an inpatient facility in South Dakota. See Note 1 for more details on this repayment.

During the second quarter of 2012, the Company disposed of the following properties and mortgage notes:

•	a medical office building in Tennessee in which the Company had a net investment of approximately $0.8 million. The Company received approximately $0.8 million in net cash proceeds;

•
five medical office buildings located in Florida were sold to a single buyer for a purchase price of $33.3 million in which the Company had a net aggregate investment of approximately $31.8 million, including $0.6 million of straight-line rent receivables. The Company received approximately $32.4 million in consideration from the sale, including the origination of a $3.8 million seller-financed mortgage note and a $0.6 million contingent liability. The Company recognized a $0.2 million impairment on the disposal, including the write-off of straight-line rent receivables and closing costs. These properties were not previously classified as held for sale;

•	a mortgage note receivable of $4.5 million was repaid; and

•	a mortgage note receivable of $9.9 million was repaid in conjunction with the acquisition of a medical office building in Texas as discussed in “Real Estate Acquisitions” above.

The following table details the Company’s dispositions and mortgage note repayments for the six months ended June 30, 2012:

(Dollars in millions)	Date Disposed	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Mortgage Note Receivable	Gain/ (Impairment)	Square Footage
Real estate dispositions
Texas (two properties) (1)	1/10/2012	$0.4	$2.5	$—	$(3.0)	$0.9	33,726
Florida (1)	1/19/2012	5.7	3.0	0.2	—	2.5	35,752
Florida (1)	3/2/2012	0.5	0.5	—	—	—	33,895
Texas (1)	3/16/2012	—	4.8	0.1	(4.5)	(0.4)	82,664
Tennessee (1)	4/13/2012	0.8	0.8	—	—	—	18,476
Florida (five properties)	4/18/2012	28.6	31.2	1.4	(3.8)	(0.2)	272,571
		36.0	42.8	1.7	(11.3)	2.8	477,084
Mortgage note repayments		19.1	—	—	19.1	—	—
Deconsolidation of VIE (2)		35.1	38.2	(3.4)	—	0.3	113,602
Total dispositions and repayments		$90.2	$81.0	$(1.7)	$7.8	$3.1	590,686
________________
(1) Previously included in assets held for sale.
(2) “Other” includes construction liabilities transferred upon deconsolidation. “Gain” includes $0.4 million of net mortgage interest income recognized, partially offset by $0.1 million of general and administrative overhead expense that had been capitalized into the project that was reversed upon deconsolidation.

Discontinued Operations and Assets Held for Sale
During the first quarter of 2012, the Company recorded a $1.5 million lease termination fee related to the sale of a medical office building in Florida which is included in single-tenant net lease revenue in discontinued operations, recorded $3.4 million in gains on property sales, recorded a $0.4 million impairment charge on a property sold, and recorded a $3.8 million impairment charge on a building that was classified as held for sale.

During the second quarter of 2012, the Company sold five properties that were not previously classified as held for sale and recognized a $0.2 million impairment on the disposal.

The following tables detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Operations and in assets and liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheets. At June 30, 2012 and December 31, 2011, the Company had 9 and 15 properties, respectively, classified as held for sale. Of the 15 properties classified as held for sale at December 31, 2011, three properties in Texas and two properties in Florida were sold during the first quarter of 2012, and one property in Tennessee was sold during the second quarter of 2012.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Balance Sheet data (as of the period ended):
Land	$5,107	$8,078
Buildings, improvements and lease intangibles	23,992	44,299
Personal property	440	458
	29,539	52,835
Accumulated depreciation	(16,675)	(24,557)
Assets held for sale, net	12,864	28,278
Other assets, net (including receivables)	57	372
Assets of discontinued operations, net	57	372
Assets held for sale and discontinued operations, net	$12,921	$28,650
Accounts payable and accrued liabilities	$100	$404
Other liabilities	74	114
Liabilities of discontinued operations	$174	$518

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Statements of Operations data (for the period ended):
Revenues
Property operating	$269	$665	$910	$1,436
Single-tenant net lease	766	1,643	3,391	3,287
Straight-line rent	3	33	(4)	31
Other operating	2	6	9	13
	1,040	2,347	4,306	4,767
Expenses
Property operating	305	1,006	1,111	2,067
General and administrative	1	3	4	5
Depreciation	121	633	487	1,259
Amortization	—	(8)	—	(16)
Bad debt, net	1	—	(1)	16
	428	1,634	1,601	3,331
Other Income (Expense)
Interest and other income, net	47	6	72	12
	47	6	72	12
Discontinued Operations
Income from discontinued operations	659	719	2,777	1,448
Impairments	(167)	—	(4,336)	(147)
Gain on sales of real estate properties	3	—	3,431	36
Income from Discontinued Operations	$495	$719	$1,872	$1,337
Income from Discontinued Operations per Common Share—Basic	$0.01	$0.01	$0.03	$0.02
Income from Discontinued Operations per Common Share—Diluted	$0.01	$0.01	$0.03	$0.02

Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of June 30, 2012 and December 31, 2011.

(Dollars in thousands)	June 30, 2012	December 31, 2011	Maturity Dates	Contractual Interest Rates	Principal Payments	Interest Payments
Unsecured Credit Facility	$216,000	$212,000	10/15	LIBOR + 1.50%	At maturity	Quarterly
Senior Notes due 2014, net of discount	264,445	264,371	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017, net of discount	298,594	298,465	1/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021, net of discount	397,178	397,052	1/21	5.750%	At maturity	Semi-Annual
Mortgage notes payable, net of discount and including premiums	219,383	221,649	4/13-10/30	5.000%-7.625%	Monthly	Monthly
	$1,395,600	$1,393,537

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2012, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Unsecured Credit Facility
On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility due 2015 (the “Unsecured Credit Facility”) with a syndicate of 17 lenders that matures on October 14, 2015 with an option to extend the facility for one additional year for an extension fee of 0.20% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus the applicable margin rate (defined as a range of 1.075% to 1.900% depending on the Company’s unsecured debt ratings, currently 1.5%). In addition, the Company pays a 0.35% facility fee per annum on the aggregate amount of commitments. The facility fee ranges from 0.175% per annum to 0.45% per annum, based on the Company’s unsecured debt ratings. At June 30, 2012, the Company had $216.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.75% and a remaining borrowing capacity of approximately $484.0 million.

Senior Notes due 2014
On March 30, 2004, the Company issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125% per annum, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, which yielded a 5.19% interest rate per annum upon issuance. In previous years, the Company repurchased approximately $35.3 million of the Senior Notes due 2014 and accreted a pro-rata portion of the discount upon the repurchases. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Condensed Consolidated Balance Sheets.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(292)	(366)
Senior Notes due 2014 carrying amount	$264,445	$264,371

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

(Dollars in thousands)	June 30, 2012	December 31, 2011
Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,406)	(1,535)
Senior Notes due 2017 carrying amount	$298,594	$298,465

Senior Notes due 2021
On December 13, 2010, the Company issued $400.0 million of unsecured senior notes due 2021 (the “Senior Notes due 2021”). The Senior Notes due 2021 bear interest at 5.75% per annum, payable semi-annually on January 15 and July 15, beginning January 15, 2011, and are due on January 15, 2021, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $3.2 million, which yielded a 5.855% interest rate per annum upon issuance. The following table reconciles the balance of the Senior Notes due 2021 on the Company’s Condensed Consolidated Balance Sheets.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(2,822)	(2,948)
Senior Notes due 2021 carrying amount	$397,178	$397,052

Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Condensed Consolidated Balance Sheets.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Mortgage notes payable principal balance	$222,941	$225,377
Unaccreted discount, net of premium	(3,558)	(3,728)
Mortgage notes payable carrying amount	$219,383	$221,649

The following table further details the Company’s mortgage notes payable, with related collateral, at June 30, 2012.

		Effective				Investment in Collateral at	Balance at
(Dollars in millions)	Original Balance	Interest Rate (18)	Maturity Date	Collateral(19)	Payments (14)	June 30, 2012	June 30, 2012	December 31, 2011
Life Insurance Co.	$4.7	7.765%	1/17	MOB	Monthly/20-yr amort.	$11.7	$1.8	$1.9
Commercial Bank	1.8	5.550%	10/30	OTH	Monthly/27-yr amort.	7.9	1.6	1.6
Life Insurance Co.	15.1	5.490%	1/16	MOB	Monthly/10-yr amort.	32.7	12.9	13.1
Commercial Bank (1)	17.4	6.480%	5/15	MOB	Monthly/10-yr amort.	19.9	14.6	14.5
Commercial Bank (2)	12.0	6.110%	7/15	2 MOBs	Monthly/10-yr amort.	19.5	9.8	9.8
Commercial Bank (3)	15.2	7.650%	7/20	MOB	(15)	20.2	12.8	12.8
Life Insurance Co. (4)	1.5	6.810%	7/16	MOB	Monthly/9-yr amort.	2.1	1.1	1.1
Commercial Bank (5)	12.9	6.430%	2/21	MOB	Monthly/12-yr amort.	20.6	11.3	11.4
Investment Fund	80.0	7.250%	12/16	15 MOBs	Monthly/30-yr amort.(16)	155.0	78.0	78.4
Life Insurance Co.	7.0	5.530%	1/18	MOB	Monthly/15-yr amort.	14.5	3.3	3.5
Investment Co. (6)	15.9	6.550%	4/13	MOB	Monthly/30-yr amort.(17)	23.3	15.0	15.2
Investment Co.	4.6	5.250%	9/15	MOB	Monthly/10-yr amort.	6.9	4.3	4.3
Life Insurance Co. (7)	13.9	4.700%	1/16	MOB	Monthly/25-yr amort.	26.4	12.1	12.4
Life Insurance Co. (8)	21.5	4.700%	8/15	MOB	Monthly/25-yr amort.	43.8	18.5	18.8
Insurance Co. (9)	7.3	5.100%	12/18	MOB	Monthly/25-yr amort.	14.6	7.4	7.5
Commercial Bank (10)	8.1	4.540%	8/16	MOB	Monthly/10-yr amort.	15.1	7.6	7.7
Life Insurance Co. (11) (12)	5.3	4.060%	11/14	MOB	Monthly/25-yr amort.	11.6	4.6	4.8
Life Insurance Co. (13)	3.1	4.060%	11/14	MOB	Monthly/25-yr amort.	6.7	2.7	2.8
						$452.5	$219.4	$221.6
_______________
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
(9) The unamortized portion of a $0.6 million premium recorded on this note upon acquisition is included in the balance above.
(10) The unamortized portion of a $0.2 million premium recorded on this note upon acquisition is included in the balance above.
(11) The balance consists of two notes secured by the same building.
(12) The unamortized portions of a $0.3 million premium recorded on these notes upon acquisition are included in the balance above.
(13) The unamortized portion of a $0.2 million premium recorded on this note upon acquisition is included in the balance above.
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
(18) The contractual interest rates for the 19 outstanding mortgage notes ranged from 5.00% to 7.625% at June 30, 2012.
(19) MOB-Medical office building; OTH-Other.

Long-Term Debt Maturities
Future contractual maturities of the Company’s notes and bonds payable as of June 30, 2012 were:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Notes and Bonds Payable	%
2012 (remaining)	$2,512	$(520)	$1,992	0.1%
2013	19,781	(1,263)	18,518	1.3%
2014	276,349	(1,404)	274,945	19.7%
2015	265,775	(1,215)	264,560	19.0%
2016	106,376	(907)	105,469	7.6%
2017 and thereafter	732,885	(2,769)	730,116	52.3%
	$1,403,678	$(8,078)	$1,395,600	100.0%
_______________
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

(In thousands)	June 30, 2012	December 31, 2011
Prepaid assets	$44,548	$45,054
Straight-line rent receivables	33,177	30,374
Above-market intangible assets, net	13,010	13,263
Deferred financing costs, net	12,202	13,783
Accounts receivable, net	5,035	8,181
Goodwill	3,487	3,487
Customer relationship intangible assets, net	2,070	2,103
Equity investments in joint venture—cost method	1,266	1,266
Notes receivable, net	244	283
Allowance for uncollectible accounts	(625)	(583)
Other	1,231	1,171
	$115,645	$118,382

Note 6. Commitments and Contingencies
Development Activity
The Company had several development projects ongoing at June 30, 2012, including one construction project, two construction mortgage notes and eleven properties in the process of stabilization subsequent to construction as detailed in the following table.

(Dollars in thousands)	Number of Properties	Funded During Three Months Ended June 30, 2012	Total Amount Funded Through June 30, 2012	Estimated Remaining Budget	Estimated Total Budget	Approximate Square Feet
Construction in progress (1)	1	$2,169	$9,009	$4,950	$13,959	96,433
Construction mortgage notes	2	15,597	68,694	133,920	202,614	386,000
Stabilization in progress (1)	11	6,979	379,494	16,532	396,026	1,185,863
Land held for development	—	—	25,171	—	—	—
Total	14	$24,745	$482,368	$155,402	$612,599	1,668,296

(1) The estimated total budget for the development properties reflects the original budget including estimated tenant improvement allowances but does not include any estimate of excess tenant improvement cost financing by the Company. To the extent actual amounts funded for the development properties reflect excess tenant improvement costs financed by the Company, the estimated remaining fundings could be greater than the amount budgeted.

Construction in Progress
The Company had one construction project ongoing at June 30, 2012 with an estimated completion date during the third quarter of 2012. The project commenced in July 2011 and consists of a 96,433 square foot, on-campus medical office building in Texas with significant pre-leasing. The project has an estimated total budget of approximately $14.0 million and is adjacent to a medical office building that the Company acquired in late 2010. A $4.1 million parking structure associated with this project was completed and was placed into service in the second quarter of 2012.

The table below details the Company’s construction in progress and land held for development as of June 30, 2012. The information included in the table represents management’s estimates and expectations at June 30, 2012, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

State	Estimated Completion Date	Property Type (2)	Properties	Approximate Square Feet	CIP at June 30, 2012	Estimated Remaining Budget	Estimated Total Budget
(Dollars in thousands)
Under construction: (1)
Texas	3Q 2012	MOB	1	96,433	$9,009	$4,950	$13,959
Land held for development:
Iowa			—		4,399
Texas			—		20,772
			1	96,433	$34,180	$4,950	$13,959

(1) The estimated total budget for the development property reflects the original budget including estimated tenant improvement allowances but does not include any estimate of excess tenant improvement cost financing by the Company. To the extent actual amounts funded for the development property reflect excess tenant improvement costs financed by the Company, the estimated remaining fundings could be greater than the amount budgeted.
(2) MOB-Medical office building.

Construction Mortgage Notes
The Company had two construction mortgage notes totaling $68.7 million at June 30, 2012 due from affiliates of the United Trust Fund, which is developing two build-to-suit facilities that are fully leased to Mercy Health. The Company expects that the remaining funding commitments totaling $133.9 million on these notes will be funded during the remainder of 2012 and 2013.

Stabilization in Progress
At June 30, 2012, the Company had 11 properties that it had previously developed that were in the process of stabilization. In the aggregate, the properties were approximately 51% leased and 33% occupied at June 30, 2012, with tenant improvement build-out occurring in suites that are leased but not yet occupied by the tenants. The Company’s remaining funding commitments on these properties at June 30, 2012 relates to tenant improvements.

Legal Proceedings
Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs. The plaintiffs alleged that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and sought a refund of such overpayments. Plaintiffs were seeking up to $2.0 million, plus pre- and post-judgment interest and attorneys’ fees. The two leases were terminated by agreement in 2003. The Company denied that it was liable to the plaintiffs and filed a motion for summary judgment seeking dismissal of the case. The Circuit Court of Davidson County, Tennessee granted the Company’s motion for summary judgment and the case was dismissed with prejudice by order entered on July 20, 2011. On August 11, 2011, the plaintiffs filed a notice of appeal with the Tennessee Court of Appeals. Briefs have been filed by all parties and oral arguments were heard before the Court of Appeals on May 23, 2012. The Company believes the trial court’s dismissal of the case should be affirmed but can provide no assurance as to the outcome of the appeal.

The Company is a co-defendant in a lawsuit initially filed June 28, 2011 in the District Court of Collin County, Texas captioned James P. Murphy, JPM Realty Property Management, Inc., and Rainier Medical Investments LLC v. LandPlan Development Corp., LandPlan Medical, L.P., Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, Medland L.P., Texas Land Management, L.L.C., Jim Williams, Jr., Reed Williams, and Healthcare Realty Trust, Inc. The original plaintiffs, James P. Murphy and JPM Realty Property Management, Inc. (the “Murphy Plaintiffs”) allege they are due a real estate commission arising out of the sale of certain real property in Frisco, Texas (“the Frisco Property”). Certain affiliates of the Company purchased the Frisco Property in December 2010 from Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, and Medland L.P. (collectively, the “Sellers”). The Murphy Plaintiffs assert breach of contract and common law business tort theories in pursuit of their claim for a commission in the amount of $1.34 million, as well as unspecified punitive damages. The Company denies any liability to the Murphy Plaintiffs and filed a motion for summary judgment with the court as to their claims. The Company’s motion for summary judgment was partially granted as to the Murphy Plaintiffs’ breach of contract claims and third party beneficiary claims on April 19, 2012. The Murphy Plaintiffs' remaining claims against the Company were dismissed on summary judgment on July 22, 2012. The Company was served with an amended complaint in the case on or about February 28, 2012 in which Rainier Medical Investments LLC (“Rainier”) joined as a plaintiff. Rainier alleges breach of contract, unfair competition, breach of fiduciary duty, and various common law business tort and equitable claims against the Company arising out of the Company’s alleged exclusion of Rainier from participation as an investor in the Frisco Property acquisition. Rainier seeks compensatory and punitive damages in excess of $10 million. The Company denies any liability to Rainier and will defend the claims vigorously. Discovery is ongoing and a trial date is expected in late 2012.

The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 7. Stockholders’ Equity
The following table provides a reconciliation of total stockholders' equity for the six months ended June 30, 2012:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at Dec. 31, 2011	$779	$1,894,604	$(3,332)	$795,951	$(1,683,196)	$1,004,806
Issuance of common stock	1	523	—	—	—	524
Common stock redemption	—	(45)	—	—	—	(45)
Stock-based compensation	—	1,653	—	—	—	1,653
Net income attributable to common stockholders	—	—	—	6,042	—	6,042
Dividends to common stockholders ($0.60 per share)	—	—	—	—	(46,785)	(46,785)
Balance at June 30, 2012	$780	$1,896,735	$(3,332)	$801,993	$(1,729,981)	$966,195

Common Stock
The following table provides a reconciliation of the beginning and ending common stock outstanding for the six months ended June 30, 2012 and the year ended December 31, 2011:

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Balance, beginning of period	77,843,883	66,071,424
Issuance of common stock	30,182	11,681,392
Restricted stock-based awards, net of forfeitures	128,747	91,067
Balance, end of period	78,002,812	77,843,883

At-The-Market Equity Offering Program
Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. The Company has not sold any shares under this program since July 2011 and had 2,791,300 authorized shares remaining to be sold under the current sales agreement at June 30, 2012.

Common Stock Dividends
During the first six months of 2012, the Company declared and paid common stock dividends totaling $0.60 per share.

On July 31, 2012, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on August 31, 2012 to stockholders of record on August 16, 2012.

Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	77,977,278	73,476,473	77,961,391	70,550,070
Unvested restricted stock	(1,515,012)	(1,441,319)	(1,516,904)	(1,440,527)
Weighted average Common Shares Outstanding—Basic	76,462,266	72,035,154	76,444,487	69,109,543
Weighted average Common Shares—Basic	76,462,266	72,035,154	76,444,487	69,109,543
Dilutive effect of restricted stock	1,127,522	1,045,698	1,108,456	—
Dilutive effect of employee stock purchase plan	122,705	68,380	125,419	—
Weighted average Common Shares Outstanding—Diluted	77,712,493	73,149,232	77,678,362	69,109,543
Net income (loss)
Income (loss) from continuing operations	$2,433	$1,292	$4,190	$(5,088)
Noncontrolling interests’ share in net income	(20)	—	(20)	(27)
Income (loss) from continuing operations attributable to common shareholders	2,413	1,292	4,170	(5,115)
Discontinued operations	495	719	1,872	1,337
Net income (loss) attributable to common stockholders	$2,908	$2,011	$6,042	$(3,778)
Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.03	$0.02	$0.05	$(0.07)
Discontinued operations	0.01	0.01	0.03	0.02
Net income (loss) attributable to common stockholders	$0.04	$0.03	$0.08	$(0.05)
Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.03	$0.02	$0.05	$(0.07)
Discontinued operations	0.01	0.01	0.03	0.02
Net income (loss) attributable to common stockholders	$0.04	$0.03	$0.08	$(0.05)

The dilutive effect of 1,034,520 shares of restricted stock and options to purchase 81,935 shares under the Employee Stock Purchase Plan was excluded from the calculation of diluted loss per common share for the six months ended June 30, 2011 because the effect was anti-dilutive due to the loss from continuing operations incurred during that period.

Incentive Plans
The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include restricted stock issued to employees and the Company’s directors and options granted to employees pursuant to its Employee Stock Purchase Plan. In May 2012, an annual restricted stock grant was made to each non-employee director equal to a market value of approximately $76,000. During the six months ended June 30, 2012 and 2011, the Company issued 103,225 and 79,169 shares of restricted common stock, respectively, to its employees under its stock-based incentive plans and withheld 2,342 shares and 2,568 shares of common stock, respectively, from its officers to pay estimated withholding taxes related to restricted stock that vested, respectively.

A summary of the activity under the restricted stock incentive plans for the three and six months ended June 30, 2012 and 2011 is included in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock-based awards, beginning of period	1,518,512	1,436,811	1,430,675	1,379,243
Granted	27,864	27,400	131,089	106,569
Vested	(38,102)	(16,000)	(53,490)	(26,675)
Forfeited	—	—	—	(10,926)
Stock-based awards, end of period	1,508,274	1,448,211	1,508,274	1,448,211

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

A summary of the activity under the Employee Stock Purchase Plan for the three and six months ended June 30, 2012 and 2011 is included in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Outstanding and exercisable, beginning of period	712,385	626,480	425,196	392,517
Granted	—	—	327,936	261,960
Exercised	(8,787)	(2,654)	(21,368)	(7,245)
Forfeited	(23,547)	(9,376)	(51,713)	(32,782)
Expired	(182,315)	(166,207)	(182,315)	(166,207)
Outstanding and exercisable, end of period	497,736	448,243	497,736	448,243

Note 8. Defined Benefit Pension Plans
The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan is $896,000, subject to cost-of-living adjustments. As of June 30, 2012, only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.

Net periodic benefit cost recorded related to the Company’s pension plans for the three and six months ended June 30, 2012 and 2011 is detailed in the following table.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service costs	$19	$17	$38	$34
Interest costs	181	212	363	426
Amortization of net gain/loss	248	232	496	464
Amortization of prior service cost	(181)	—	(362)	—
Total recognized in net periodic benefit cost	$267	$461	$535	$924

Note 9. Other Operating Income
Other operating income on the Company’s Condensed Consolidated Statements of Operations generally includes lease guaranty revenue recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Rental lease guaranty income	$1,185	$1,824	$2,428	$3,799
Interest income on notes receivable	100	136	240	371
Management fee income	37	38	79	76
Other	52	49	399	99
	$1,374	$2,047	$3,146	$4,345

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

The following table reconciles the Company’s consolidated net income (loss) attributable to common stockholders to taxable income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss) attributable to common stockholders	$2,908	$2,011	$6,042	$(3,778)
Reconciling items to taxable income:
Depreciation and amortization	6,557	4,194	13,500	9,519
Gain or loss on disposition of depreciable assets	1,251	78	(4,357)	(2,098)
Straight-line rent	(1,434)	(1,009)	(3,244)	(2,149)
Receivable allowances	109	324	(371)	720
Stock-based compensation	1,443	1,298	2,632	2,684
Other	2,246	5,955	7,505	7,044
Taxable income (1)	$13,080	$12,851	$21,707	$11,942
Dividends paid	$23,398	$22,325	$46,785	$42,570
___________________________
(1) Before REIT dividends paid deduction.

State Income Taxes
State income tax expense and payments for the three and six months ended June 30, 2012 and 2011 are detailed in the table below.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
State income tax expense:
Texas gross margins tax	$118	$108	$261	$227
Other	29	(126)	(42)	(83)
Total state income tax expense	$147	$(18)	$219	$144
State income tax payments, net	$523	$481	$547	$503

The Texas gross margins tax is a tax on gross receipts from operations in Texas. The Company understands that the Securities and Exchange Commission views this tax as an income tax. As such, the Company has disclosed the Texas gross margin tax in the table above.

Note 11. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of June 30, 2012 and December 31, 2011 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	value	value	value	value
Notes and bonds payable (1)	$1,395.6	$1,550.2	$1,393.5	$1,534.3
Mortgage notes receivable (2)	$118.1	$117.5	$97.4	$95.5
Notes receivable, net of allowances (2)	$0.2	$0.2	$0.3	$0.3
______
(1) Level 3 - Fair value derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
(2) Level 2 - Fair value based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

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

Business Overview
Healthcare Realty’s strategy is to own and operate medical office and other medical-related facilities that produce stable and growing rental income. Additionally, the Company provides a broad spectrum of services to develop, lease, finance and manage its portfolio of healthcare properties. The Company focuses its portfolio on outpatient-related facilities located on or near the campuses of large acute care hospitals and associated with leading health systems because management views these facilities as stable, lower-risk real estate investments. The Company’s diversity of geography and tenants, which comprises over 30 physician specialties, as well as surgery, imaging, and diagnostic centers, helps mitigate exposure to credit risk, changes in tenant clinical practice, reimbursement levels, and fluctuating economic conditions.

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

Executive Overview
During the second quarter of 2012, the Company acquired $10.7 million in real estate properties, funded $2.1 million related to its construction projects, and funded $15.9 million in existing mortgage notes. The Company also sold six real estate properties in which the Company had a $32.0 million net investment, generating cash proceeds of approximately $29.4 million and $3.8 million of seller-financed mortgage notes.

The Company remains focused on leasing its development properties and expects leasing momentum on these properties to continue based on increased activity in recent periods. The Company also expects that the net proceeds received from the sale of assets will be used to fund obligations on the development properties.

At June 30, 2012, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 48.1%, and its borrowings outstanding under the Unsecured Credit Facility totaled $216.0 million, with a capacity remaining under its financial covenants of approximately $484.0 million.

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

Acquisitions
During the first six months of 2012, the Company acquired approximately $33.1 million in real estate assets. These acquisitions were funded with borrowings on the Unsecured Credit Facility and proceeds from real estate dispositions. See Note 3 to the Condensed Consolidated Financial Statements for more information on these acquisitions.

Development Activity
The Company had several development projects ongoing at June 30, 2012, including one construction project, two construction mortgage notes and 11 properties in the process of stabilization subsequent to construction. See Note 6 to the Condensed Consolidated Financial Statements for more detail on these projects.

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

Beyond the current commitments, the Company has no new development starts planned. However, the Company is regularly in discussions with health systems, developers and others that could lead to attractive development opportunities. The Company will consider these projects in light of existing obligations, the acquisition environment, capital availability and cost, among other factors.

Dispositions
During the first six months of 2012, the Company disposed of 11 medical office buildings in which the Company had an aggregate net investment of approximately $42.8 million. Net cash proceeds from these dispositions were used to repay amounts due under the Unsecured Credit Facility, to fund additional real estate investments, and for general corporate purposes. See Note 3 to the Condensed Consolidated Financial Statements for more information on these dispositions.

At-The-Market Equity Offering Program
Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. The Company has not sold any shares under this program since July 2011 and had 2,791,300 authorized shares remaining to be sold under the current sales agreement at June 30, 2012.

Expiring Leases
Normally, approximately 15%-20% of the leases in the multi-tenanted portfolio will expire each year. There are 369 leases scheduled to expire during 2012. Approximately 85% of the leases expiring in 2012 are located in buildings on hospital campuses, are distributed throughout the portfolio and are not concentrated with any one tenant, health system or location. Of the 197 leases that had expired during the first half of 2012, nearly all of the tenants had renewed, had expressed an intention to renew, or continued to occupy their leased space in a holdover lease arrangement.

Leases on three single tenant net lease properties are scheduled to expire during 2012. During the first quarter of 2012, a lease was signed on a 12,000 square foot property extending the expiration of the lease for an additional eighteen months to August 2013 at the same lease rate. Leases on the other two properties expired in July 2012. A lease was signed on one of the properties, a 110,000 square foot building, which extended the maturity until July 2013 and increased the rental rate, and the tenant vacated the other building, a 13,500 square foot property, in July 2012.

Other Items Impacting Operations
Several other events that occurred in the second quarter of 2012 or are expected to occur in the third quarter of 2012 that may impact the Company’s operations and financial results are as follows:

•
The Company typically experiences higher utility costs in the third quarter compared to the second quarter, which results in increased property operating expenses. Over the past five years, the Company has reported the following sequential (Q2 vs. Q3) percentage increases in property operating expenses which includes utility expenses:

% Increase in Property Operating Expenses
2007	4.9%
2008	9.7%
2009	1.7%
2010	7.9%
2011	8.3%

The median sequential increase has been 7.9%. These increases are calculated using publicly reported property operating expense data and have not been normalized or adjusted.

While the Company cannot predict third quarter of 2012 utility costs or property operating expenses, historical data and the record temperatures experienced by much of the country in June and July would suggest that utility costs will be higher in the third quarter of 2012 compared to the second quarter of 2012.

•
Property tax adjustments and recoveries for 2011 and prior years reduced property operating expenses by $0.6 million during the second quarter. These tax adjustments are not expected to recur in the third quarter.

•
At June 30, 2012, the Company had 11 properties that it had previously developed that were in the process of stabilization. Because these properties are not yet stabilized, they generated net operating income of approximately $0.1 million ($0.4 million net operating loss including prior period real estate tax and operating expense billing adjustments recorded in the period) for the three months ended June 30, 2012 and a net operating loss of approximately $0.6 million ($1.1 million net operating loss including prior period real estate tax and operating expense billing adjustments recorded in the period) for the six months ended June 30, 2012.

•
The Company renewed a lease and executed a new ground lease amendment at one of its inpatient rehab hospitals late in the fourth quarter of 2011. Revenue increased by $0.1 million in the second quarter related to the lease renewal and ground lease amendment but is not expected to recur in the third quarter.

•
In April 2012, the Company disposed of five medical office buildings located in Florida in which the Company had a net aggregate investment of approximately $31.8 million. The sale of these properties will reduce property operating income, net of expenses, by approximately $0.2 million in the third quarter.

•
The lease at a 13,500 square foot, off-campus single tenant net lease property expired in July 2012. The tenant vacated the property which will impact revenues by approximately $0.1 million per quarter until the property is re-leased.

Non-GAAP Measures
Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management considers certain non-GAAP financial measures to be useful supplemental measures of the Company's operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. Set forth below are descriptions of the non-GAAP financial measures management considers relevant to the Company's business and useful to investors, as well as reconciliations of these measures to the most directly comparable GAAP financial measures.
        The non-GAAP financial measures presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income (determined in accordance with GAAP), as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's consolidated historical operating results, these measures should be examined in conjunction with net income as presented in the Condensed Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

Same Store Net Operating Income
Net Operating Income ("NOI") and same store net operating income are non-GAAP financial measures of performance. Management considers same store NOI an important supplemental measure because it allows investors, analysts and Company management to measure unlevered property-level operating results and to compare those results to other real estate companies and between periods on a consistent basis. The Company defines net operating income as operating revenues (property operating revenue, single-tenant net lease revenue, and rental lease guaranty income) less property operating expenses related specifically to the property portfolio. Net operating income excludes straight-line rent, general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. Net operating income may also be adjusted for certain expenses that are related to prior periods or are not considered to be part of the operations of the properties. Properties included in the same store analysis are stabilized properties that have been included in operations and were consistently reported as leased and stabilized properties for the duration of the year-over-year comparison period presented. Accordingly, properties that were recently acquired or disposed of, properties classified as held for sale, and properties in stabilization or conversion are excluded from the same store analysis.

The following table reflects the Company's same store NOI for the three months ended June 30, 2012 and 2011.

			Three Months Ended June 30,
(dollars in thousands)	Number of Properties (1)	Investment at June 30, 2012	2012 (2)	2011 (2)
Multi-tenant Properties	124	$1,491,892	$29,595	$28,608
Single-tenant Net Lease Properties	35	522,956	12,661	12,771
Total	159	$2,014,848	$42,256	$41,379
___________
(1) Mortgage notes receivable, construction in progress, an investment in one unconsolidated joint venture, corporate property and assets classified as held for sale are excluded.
(2) Reconciliation of Same Store NOI:

	Three Months Ended June 30,
(dollars in thousands)	2012	2011
Property operating revenue	$60,948	$53,320
Single-tenant net lease revenue	12,833	13,459
Rental lease guaranty income (a)	1,185	1,824
Property operating expense	(29,457)	(27,773)
NOI	45,509	40,830
NOI not included in same store	(3,253)	549
Same store NOI	$42,256	$41,379

(a) Other operating income reconciliation:
Rental lease guaranty income	$1,185	$1,824
Interest income	100	136
Management fee income	37	38
Other	52	49
	$1,374	$2,047

Funds from Operations
Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” The SEC indicated in 2003 that impairment charges (losses) could not be added back to net income attributable to common stockholders in calculating FFO. However, in late October 2011, NAREIT issued an alert indicating that the SEC staff recently advised NAREIT that it currently takes no position on the matter of whether impairment charges should be added back to net income to compute FFO, and NAREIT affirmed its original definition of FFO. The Company follows the NAREIT definition to exclude impairment charges and all prior periods have been restated to agree with the current presentation.

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

The comparability of FFO for the three and six months ended June 30, 2012 compared to 2011 was affected by the various acquisitions and dispositions of the Company’s real estate portfolio and the results of operations of the portfolio from period to period. Other items that impacted the comparability of FFO are discussed below:

•
decreased interest expense for the six months ended June 30, 2012 compared to the same period in 2011 of approximately $2.7 million, or $0.03 per diluted common share, due primarily to the redemption of the senior notes due 2011 (the “Senior Notes due 2011”) in the first quarter of 2011;

•
loss on the extinguishment of debt of approximately $2.0 million, or $0.03 per diluted common share, recognized during the first quarter of 2011, related to the redemption of the Senior Notes due 2011; and

•	a lease termination fee received in the first quarter of 2012 totaling $1.5 million, or $0.02 per diluted common share, in connection with a property disposition.

The table below reconciles FFO to net income (loss) attributable to common stockholders for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Income (Loss) Attributable to Common Stockholders	$2,908	$2,011	$6,042	$(3,778)
Gain on sales of real estate properties	(3)	—	(3,431)	(36)
Impairments	167	—	4,336	147
Real estate depreciation and amortization	23,467	20,410	46,896	40,464
Total adjustments	23,631	20,410	47,801	40,575
Funds from Operations	$26,539	$22,421	$53,843	$36,797
Funds from Operations per Common Share—Basic	$0.35	$0.31	$0.70	$0.53
Funds from Operations per Common Share—Diluted	$0.34	$0.31	$0.69	$0.52
Weighted Average Common Shares Outstanding—Basic	76,462,266	72,035,154	76,444,487	69,109,543
Weighted Average Common Shares Outstanding—Diluted	77,712,493	73,149,232	77,678,362	70,225,998

Results of Operations
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
The Company’s results of operations for the three months ended June 30, 2012 compared to the same period in 2011 were significantly impacted by acquisitions, dispositions and impairments of properties, as well as lower interest expense.

	Three Months Ended		Change
(Dollars in thousands, except per share data)	June 30, 2012	June 30, 2011	$	%
REVENUES
Property operating	$60,948	$53,320	$7,628	14.3%
Single-tenant net lease	12,833	13,459	(626)	(4.7)%
Straight-line rent	1,542	1,076	466	43.3%
Mortgage interest	2,039	1,825	214	11.7%
Other operating	1,374	2,047	(673)	(32.9)%
	78,736	71,727	7,009	9.8%
EXPENSES
Property operating	29,457	27,773	1,684	6.1%
General and administrative	4,519	5,157	(638)	(12.4)%
Depreciation	21,311	18,487	2,824	15.3%
Amortization	2,540	1,778	762	42.9%
Bad debt, net	149	93	56	60.2%
	57,976	53,288	4,688	8.8%
OTHER INCOME (EXPENSE)
Interest expense	(18,530)	(17,343)	1,187	(6.8)%
Interest and other income, net	203	196	(7)	(3.6)%
	(18,327)	(17,147)	1,180	(6.9)%
INCOME FROM CONTINUING OPERATIONS	2,433	1,292	1,141	88.3%
DISCONTINUED OPERATIONS
Income from discontinued operations	659	719	(60)	(8.3)%
Impairments	(167)	—	(167)	-
Gain on sales of real estate properties	3	—	3	-
INCOME FROM DISCONTINUED OPERATIONS	495	719	(224)	(31.2)%
NET INCOME	2,928	2,011	917	45.6%
Less: Net income attributable to noncontrolling interests	(20)	—	(20)	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,908	$2,011	$897	44.6%
EARNINGS PER COMMON SHARE
Net income attributable to common stockholders - Basic	$0.04	$0.03	$0.01	33.3%
Net income attributable to common stockholders - Diluted	$0.04	$0.03	$0.01	33.3%
Total revenues from continuing operations for the three months ended June 30, 2012 increased $7.0 million, or 9.8%, compared to the same period in 2011, mainly for the reasons discussed below:

•
Property operating income increased mainly due to the recognition of additional revenue of approximately $4.5 million from the Company’s 2011 and 2012 real estate acquisitions, approximately $1.1 million from properties that were previously under construction that commenced operations during 2011 and 2012, and approximately $1.8 million from new leasing activity and annual rent increases. Also, the Company began recognizing the underlying tenant rental income on properties whose single-tenant net leases had expired, resulting in approximately $0.3 million in additional income in 2012 compared to 2011.

•
Single-tenant net lease revenues decreased approximately $0.2 million due to the expiration in 2011 of an agreement with one operator which provided the Company replacement rent and approximately $1.3 million relating to the expiration of five single-tenant net leases in 2011. These decreases are partially offset by the recognition of additional revenue of approximately $0.2 million from the Company’s 2012 real estate acquisitions, as well as annual contractual rent increases of approximately $0.6 million.

•	Straight-line rent increased mainly due to new leases subject to straight-lining on properties acquired in 2011 and 2012, as well as lease renewals.

•
Mortgage interest increased mainly due to approximately $1.0 million in interest earned from additional fundings on existing mortgage notes and approximately $0.1 million from new mortgage notes. These amounts are partially offset by a reduction of approximately $0.9 million from the repayment of mortgage notes.

•
Other operating income decreased mainly due to the expiration of lease guaranty support payments in the third quarter of 2011 related to two properties in New Orleans which totaled approximately $0.5 million per quarter.

Total expenses for the three months ended June 30, 2012 increased $4.7 million, or 8.8%, compared to the same period in 2011, mainly for the reasons discussed below:

•
Property operating expense increased mainly due to the recognition of additional expenses totaling approximately $1.4 million from the Company’s 2011 and 2012 real estate acquisitions and $1.0 million from properties that were previously under construction that commenced operations during 2011 and 2012. Also, the Company began recognizing the underlying tenant rental expense on properties whose single-tenant leases had expired, resulting in approximately $0.2 million in additional expense in 2012 compared to 2011. These increases were partially offset by overall decreases in real estate tax expenses of approximately $0.3 million and general maintenance and repair expenses of approximately $0.5 million.

•	General and administrative expense decreased mainly due to decreases in compensation and benefit costs of approximately $0.2 million and project costs of approximately $0.3 million.

•
Depreciation expense increased mainly due to approximately $1.3 million in additional depreciation recognized related to the Company’s 2011 and 2012 real estate acquisitions and $0.8 million related to properties previously under construction that commenced operations during 2011. The remaining $0.7 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.

•	Amortization expense increased mainly due to an increase in lease intangibles from properties acquired in 2011 and 2012.

Other income (expense) for the three months ended June 30, 2012 changed unfavorably by $1.2 million, or 6.9%, compared to the same period in 2011 due mainly to interest recognized on mortgage notes assumed by the Company as part of the 2012 real estate acquisitions, as well as a decrease in capitalized interest.

Income from discontinued operations for the three months ended June 30, 2012 totaled $0.5 million compared to $0.7 million for the three months ended June 30, 2011. These amounts include the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
The Company’s results of operations for the six months ended June 30, 2012 compared to the same period in 2011 were significantly impacted by acquisitions, dispositions and impairments of properties, as well as lower interest expense.

	Six Months Ended		Change
(Dollars in thousands, except per share data)	June 30, 2012	June 30, 2011	$	%
REVENUES
Property operating	$119,913	$105,141	$14,772	14.0%
Single-tenant net lease	25,092	27,503	(2,411)	(8.8)%
Straight-line rent	3,449	2,364	1,085	45.9%
Mortgage interest	4,331	3,474	857	24.7%
Other operating	3,146	4,345	(1,199)	(27.6)%
	155,931	142,827	13,104	9.2%
EXPENSES
Property operating	58,039	55,210	2,829	5.1%
General and administrative	9,782	10,938	(1,156)	(10.6)%
Depreciation	42,333	36,756	5,577	15.2%
Amortization	5,077	3,555	1,522	42.8%
Bad debt, net	109	271	(162)	(59.8)%
	115,340	106,730	8,610	8.1%
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	(1,986)	(1,986)	100.0%
Interest expense	(36,909)	(39,617)	(2,708)	6.8%
Interest and other income, net	508	418	(90)	(21.5)%
	(36,401)	(41,185)	(4,784)	11.6%
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,190	(5,088)	9,278	(182.4)%
DISCONTINUED OPERATIONS
Income from discontinued operations	2,777	1,448	1,329	91.8%
Impairments	(4,336)	(147)	(4,189)	2,849.7%
Gain on sales of real estate properties	3,431	36	3,395	9,430.6%
INCOME FROM DISCONTINUED OPERATIONS	1,872	1,337	535	40.0%
NET INCOME (LOSS)	6,062	(3,751)	9,813	(261.6)%
Less: Net income attributable to noncontrolling interests	(20)	(27)	7	(25.9)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,042	$(3,778)	$9,820	(259.9)%
EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders - Basic	$0.08	$(0.05)	$0.13	(260.0)%
Net income (loss) attributable to common stockholders - Diluted	$0.08	$(0.05)	$0.13	(260.0)%

Total revenues from continuing operations for the six months ended June 30, 2012 increased $13.1 million, or 9.2%, compared to the same period in 2011, mainly for the reasons discussed below:

•
Property operating income increased mainly due to the recognition of additional revenue of approximately $8.5 million from the Company’s 2011 and 2012 real estate acquisitions, approximately $2.0 million from properties that were previously under construction that commenced operations during 2011 and 2012, and approximately $3.3 million from new leasing activity and annual rent increases. Also, the Company began recognizing the underlying tenant rental income on properties whose single-tenant net leases had expired, resulting in approximately $0.9 million in additional income in 2012 compared to 2011.

•	Single-tenant net lease revenues decreased approximately $0.6 million due to the expiration in 2011 of an agreement with one operator which provided the Company replacement rent and approximately $3.3 million relating to the expiration of seven single-tenant net leases in 2011. These decreases are partially offset by the recognition of additional revenue of approximately $0.4 million from the Company’s 2012 real estate acquisitions, as well as annual contractual rent increases and new lease activity of approximately $1.0 million.

•	Straight-line rent increased mainly due to new leases subject to straight-lining on properties acquired in 2011 and 2012, as well as lease renewals.

•
Mortgage interest increased mainly due to approximately $1.5 million in interest earned from additional fundings on existing mortgage notes, offset partially by a reduction of approximately $0.7 million from the repayment of mortgage notes.

•
Other operating income decreased mainly due to the expiration of lease guaranty support payments in the third quarter of 2011 related to two properties in New Orleans which totaled approximately $1.0 million.

Total expenses for the six months ended June 30, 2012 increased $8.6 million, or 8.1%, compared to the same period in 2011, mainly for the reasons discussed below:

•
Property operating expense increased mainly due to the recognition of additional expenses totaling approximately $2.7 million from the Company’s 2011 and 2012 real estate acquisitions and $1.9 million from properties that were previously under construction that commenced operations during 2011 and 2012. Also, the Company began recognizing the underlying tenant rental expense on properties whose single-tenant leases had expired, resulting in approximately $0.4 million in additional expense in 2012 compared to 2011. These increases were partially offset by overall decreases in real estate tax expenses of approximately $1.8 million and general maintenance and repair expenses of approximately $0.4 million.

•
General and administrative expenses decreased mainly due to decreases in compensation and benefit costs of approximately $0.5 million, project costs of approximately $0.3 million and travel expenses of approximately $0.2 million.

•
Depreciation expense increased mainly due to approximately $2.6 million in additional depreciation recognized related to the Company’s 2011 and 2012 real estate acquisitions and $1.6 million related to properties previously under construction that commenced operations during 2011. The remaining $1.4 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.

•	Amortization expense increased mainly due to an increase in lease intangibles from properties acquired in 2011 and 2012.

Other income (expense) for the six months ended June 30, 2012 changed favorably by $4.8 million, or 11.6%, compared to the same period in 2011 due mainly to a decrease in interest expense of approximately $5.5 million and an extinguishment of debt charge of approximately $2.0 million relating the redemption of the Senior Notes due 2011 in the first quarter of 2011, partially offset by additional interest recognized in 2012 of approximately $1.3 million on new mortgage notes and approximately $0.8 million on the Unsecured Credit Facility due to a higher weighted average principal balance outstanding in 2012 compared to 2011.

Income from discontinued operations for the six months ended June 30, 2012 totaled $1.9 million compared to $1.3 million for the six months ended June 30, 2011. These amounts include the results of operations, a lease termination fee of $1.5 million, impairments and gains on sale related to assets classified as held for sale or disposed of as of June 30, 2012.

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

	Six Months Ended		Change
(Dollars in thousands)	June 30, 2012	June 30, 2011	$	%
Cash and cash equivalents, beginning of period	$4,738	$113,321	$(108,583)	(95.8)%
Cash provided by operating activities	52,797	46,495	6,302	13.6%
Cash used in investing activities	(9,674)	(162,419)	152,745	(94.0)%
Cash provided by (used in) financing activities	(44,758)	20,379	(65,137)	(319.6)%
Cash and cash equivalents, end of period	$3,103	$17,776	$(14,673)	(82.5)%

Operating Activities
Cash flows provided by operating activities improved for the six months ended June 30, 2012 compared to the same period in 2011 with a slight increase from $46.5 million in 2011 to $52.8 million in 2012. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.

Investing Activities
Cash flows used in investing activities decreased during the six months ended June 30, 2012 compared to the same period in 2011 primarily due to an overall reduction in acquisitions and mortgage note financings during 2012 compared to 2011 and from proceeds received in 2012 from dispositions, as well as mortgage note repayments.

Financing Activities
Cash flows used in financing activities for 2012 was approximately $44.8 million resulting mainly from the payment of the Company's quarterly dividends. Cash flows provided by financing activities for 2011 was approximately $20.4 million. In 2011, the Company redeemed its Senior Notes due 2011 totaling approximately $280.2 million and paid quarterly dividends totaling approximately $42.6 million. These amounts were funded generally from cash on hand, cash generated from operations, borrowings on the Unsecured Credit Facility and proceeds from the issuance of common stock of $224.0 million.

Contractual Obligations
The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments at June 30, 2012, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2012 through 2013 are included in the table below. At June 30, 2012, the Company had no purchase or long-term capital lease obligations.

(Dollars in thousands)	Remainder of 2012	2013	Total
Long-term debt obligations, including interest (1)	$37,585	$89,049	$126,634
Operating lease commitments (2)	1,465	4,345	5,810
Construction in progress (3)	3,681	—	3,681
Tenant improvements (4)	—	—	—
Construction mortgage note obligations (5)	48,482	85,438	133,920
Pension obligations (6)	—	—	—
Total contractual obligations	$91,213	$178,832	$270,045
 ______________
(1) Includes estimated interest due on total debt other than on the Unsecured Credit Facility. Note 4 to the Company’s Condensed Consolidated Financial Statements provides more detail on the Company’s notes and bonds payable.
(2) Includes primarily the corporate office lease and ground leases related to various properties for which the Company is currently making payments.
(3) The table above includes cash flow projections for the remainder of 2012 related to the construction of one building currently in construction in progress but does not include budgeted amounts on those projects that are designated for tenant improvements which the Company is not obligated to fund until tenant leases are executed.
(4) The Company has various first-generation tenant improvement budgeted amounts remaining as of June 30, 2012 of approximately $34.4 million related to properties developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company cannot predict when or if these amounts will be expended and, therefore, has not included estimated fundings in the table above.
(5) Represents the Company’s remaining funding commitment as of June 30, 2012 on two construction mortgage notes.
(6) At December 31, 2011, the last measurement date, one employee, the Company’s chief executive officer, was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.0 million as of December 31, 2011. However, because the Company’s chief executive officer has no present intention to retire, the Company has not projected when the retirement benefits would be paid to the officer in this table. At June 30, 2012, the Company had recorded a $15.9 million liability, included in other liabilities, related to its pension plan obligations.

As of June 30, 2012, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 48.1%. The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations. In accordance with this definition, the Company’s earnings from continuing operations for the six months ended June 30, 2012 covered its fixed charges with a ratio of 1.02 to 1.00. The Company’s earnings calculated in accordance with its fixed charge covenant ratio under its Unsecured Credit Facility, which is based on a rolling four quarter calculation, covered its fixed charges by 2.3 times.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2012, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Security Deposits and Letters of Credit
As of June 30, 2012, the Company had approximately $6.5 million in letters of credit, security deposits, or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases.

Development Activity
The Company had several development projects ongoing at June 30, 2012, including one construction project, two construction mortgage notes and eleven properties in the process of stabilization subsequent to construction. See Note 6 to the Condensed Consolidated Financial Statements for more detail on these projects. A summary of these development projects is detailed in the following table.

(Dollars in thousands)	Number of Properties	Funded During Three Months Ended June 30, 2012	Total Amount Funded Through June 30, 2012	Estimated Remaining Budget	Estimated Total Budget	Approximate Square Feet
Construction in progress (1)	1	$2,169	$9,009	$4,950	$13,959	96,433
Construction mortgage notes	2	15,597	68,694	133,920	202,614	386,000
Stabilization in progress (1)	11	6,979	379,494	16,532	396,026	1,185,863
Land held for development	—	—	25,171	—	—	—
Total	14	$24,745	$482,368	$155,402	$612,599	1,668,296
______________
(1) The estimated total budget for the development property includes estimated tenant improvement allowances but does not include any estimate of excess tenant improvement cost financing by the Company. To the extent actual amounts funded for the development property reflect excess tenant improvement costs financed by the Company, the estimated remaining fundings could be greater than the amount shown.

The Company intends to fund the commitments described above with available cash on hand, cash flows from operations, proceeds from the Unsecured Credit Facility, proceeds from the sale of real estate properties, or proceeds from repayments of mortgage notes receivable.

At-The-Market Equity Offering Program
Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. The Company has not sold any shares under this program since July 2011 and had 2,791,300 authorized shares remaining to be sold under the current sales agreement at June 30, 2012.

Dividends
The Company paid dividends during the first six months of 2012 of $0.60 per share. On July 31, 2012, the Company’s Board of Directors declared a common stock cash dividend for the three months ended June 30, 2012 of $0.30 per share, payable on August 31, 2012 to shareholders of record on August 16, 2012. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.

Liquidity
Net cash provided by operating activities was $52.8 million and $46.5 million for the six months ended June 30, 2012 and 2011, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, borrowings under the Unsecured Credit Facility, proceeds from sales of real estate investments, proceeds from mortgage note repayments, or additional capital market financings, including the Company’s at-the-market equity offering program, or other debt or equity offerings. The Company also had unencumbered real estate assets with a cost of approximately $2.3 billion at June 30, 2012, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended June 30, 2012, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
Two affiliates of the Company, HR Acquisition of Virginia Limited Partnership and HRT Holdings, Inc., are defendants in a lawsuit brought by Fork Union Medical Investors Limited Partnership, Goochland Medical Investors Limited Partnership, and Life Care Centers of America, Inc., as plaintiffs. The plaintiffs alleged that they overpaid rent between 1991 and 2003 under leases for two skilled nursing facilities in Virginia and sought a refund of such overpayments. Plaintiffs were seeking up to $2.0 million, plus pre- and post-judgment interest and attorneys’ fees. The two leases were terminated by agreement in 2003. The Company denied that it was liable to the plaintiffs and filed a motion for summary judgment seeking dismissal of the case. The Circuit Court of Davidson County, Tennessee granted the Company’s motion for summary judgment and the case was dismissed with prejudice by order entered on July 20, 2011. On August 11, 2011, the plaintiffs filed a notice of appeal with the Tennessee Court of Appeals. Briefs have been filed by all parties and oral arguments were heard before the Court of Appeals on May 23, 2012. The Company believes the trial court’s dismissal of the case should be affirmed but can provide no assurance as to the outcome of the appeal.

The Company is a co-defendant in a lawsuit initially filed June 28, 2011 in the District Court of Collin County, Texas captioned James P. Murphy, JPM Realty Property Management, Inc., and Rainier Medical Investments LLC v. LandPlan Development Corp., LandPlan Medical, L.P., Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, Medland L.P., Texas Land Management, L.L.C., Jim Williams, Jr., Reed Williams, and Healthcare Realty Trust, Inc. The original plaintiffs, James P. Murphy and JPM Realty Property Management, Inc. (the “Murphy Plaintiffs”) allege they are due a real estate commission arising out of the sale of certain real property in Frisco, Texas (“the Frisco Property”). Certain affiliates of the Company purchased the Frisco Property in December 2010 from Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, and Medland L.P. (collectively, the “Sellers”). The Murphy Plaintiffs assert breach of contract and common law business tort theories in pursuit of their claim for a commission in the amount of $1.34 million, as well as unspecified punitive damages. The Company denies any liability to the Murphy Plaintiffs and filed a motion for summary judgment with the court as to their claims. The Company’s motion for summary judgment was partially granted as to the Murphy Plaintiffs’ breach of contract claims and third party beneficiary claims on April 19, 2012. The Murphy Plaintiffs' remaining claims against the Company were dismissed on summary judgment on July 22, 2012. The Company was served with an amended complaint in the case on or about February 28, 2012 in which Rainier Medical Investments LLC (“Rainier”) joined as a plaintiff. Rainier alleges breach of contract, unfair competition, breach of fiduciary duty, and various common law business tort and equitable claims against the Company arising out of the Company’s alleged exclusion of Rainier from participation as an investor in the Frisco Property acquisition. Rainier seeks compensatory and punitive damages in excess of $10 million. The Company denies any liability to Rainier and will defend the claims vigorously. Discovery is ongoing and a trial date is expected in late 2012.

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

Item 5. Other Information.

On July 31, 2012, the Compensation Committee of the Company's Board of Directors approved the Healthcare Realty Trust Incorporated Executive Incentive Program (the “Executive Incentive Program”), a copy of which is filed as Exhibit 10.6 to this quarterly report on Form 10-Q and incorporated herein by reference. The Executive Incentive Program was adopted under the Company's 2007 Employees Stock Incentive Plan (the “2007 Plan”), which was approved by the Company's shareholders at the 2007 Annual Meeting of Shareholders. The Executive Incentive Program was adopted to provide specific award criteria with respect to incentive awards made under the 2007 Plan. The Company's Named Executive Officers are participants in the Executive Incentive Program.

Under the terms of the Executive Incentive Program, named executive officers of the Company may earn incentive awards in the form of cash and restricted stock. Cash incentive awards are based on individual and Company performance. Company performance is measured over a four-quarter period against targeted financial and operational metrics set in advance by the Compensation Committee. Restricted stock awards are based on the Company's relative total shareholder return performance over one-year and three-year periods, measured against the Company's peer group. Named Executive Officers may also receive restricted stock awards by electing to take cash incentive awards in the form of restricted stock.

In connection with the adoption of the Executive Incentive Program, the Compensation Committee also set new base salaries for each of the Company's Named Executive Officers. Historically, the Company has not paid cash bonuses to its executive officers. The Compensation Committee acted to reduce the base salary levels of each executive officer and put more of the executive's compensation at risk. To reflect the new base salaries, the employment agreements for each named executive officer were amended and restated, effective July 31, 2012 to reflect the new base salary levels, provide for a cash bonus to be paid in the fourth quarter of 2012 and adjust the calculation of severance under certain termination events. The agreements are otherwise consistent with the employment agreements for the Named Executive Officers that were in effect immediately prior to July 31, 2012. The new employment agreements for the Named Executive Officers are filed as Exhibits 10.1 through 10.5 and are incorporated herein by reference.

Under the Company's 2007 Long-Term Incentive Program, officers of the Company may elect to defer a percentage of their base salary in the form of shares of restricted stock. On July 31, 2012, the Company amended the Long-Term Incentive Program to increase the maximum percentage of base salary that may be deferred from 40% to 50%. The amendment to the Long-Term Incentive Program is filed as Exhibit 10.7 to this Form 10-Q and is incorporated herein by reference.

On July 31, 2012, the Compensation Committee adopted new forms of restricted stock agreements for non-employee directors and officers, to be used for restricted stock grants from time to time in the future. The forms of agreements will memorialize terms and provisions applicable to grants of restricted stock made to the Company's officers and directors under the 2007 Plan. Copies of the forms of restricted stock agreements are filed as Exhibits 10.8 and 10.9 and are incorporated herein by reference.

Item 6. Exhibits.

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee)(3)

Exhibit 4.3	Form of 5.125% Senior Note Due 2014(3)

Exhibit 4.4	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.5	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto)(4)

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.7	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto)(5)

Exhibit 10.1	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and David R. Emery (filed herewith)

Exhibit 10.2	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and Scott W. Holmes (filed herewith)

Exhibit 10.3	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and John M. Bryant, Jr. (filed herewith)

Exhibit 10.4	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and Todd J. Meredith (filed herewith)
Exhibit 10.5	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and B. Douglas Whitman, II (filed herewith)

Exhibit 10.6	Healthcare Realty Trust Incorporated Executive Incentive Program (filed herewith)

Exhibit 10.7	Third Amendment to Long-Term Incentive Program, dated July 31, 2012 (filed herewith)

Exhibit 10.8	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed herewith)

Exhibit 10.9	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)
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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (filed herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

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

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ SCOTT W. HOLMES
Scott W. Holmes Executive Vice President and Chief Financial Officer

Date:	July 31, 2012

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee)(3)

Exhibit 4.3	Form of 5.125% Senior Note Due 2014(3)

Exhibit 4.4	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.5	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto)(4)

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.7	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto)(5)

Exhibit 10.1	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and David R. Emery (filed herewith)

Exhibit 10.2	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and Scott W. Holmes (filed herewith)

Exhibit 10.3	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and John M. Bryant, Jr. (filed herewith)

Exhibit 10.4	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and Todd J. Meredith (filed herewith)

Exhibit 10.5	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and B. Douglas Whitman, II (filed herewith)

Exhibit 10.6	Healthcare Realty Trust Incorporated Executive Incentive Program (filed herewith)

Exhibit 10.7	Third Amendment to Long-Term Incentive Program, dated July 31, 2012 (filed herewith)

Exhibit 10.8	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed herewith)

Exhibit 10.9	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (filed herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
________________
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