Form 10-Q
period 2012-09-30
HEALTHCARE REALTY TRUST INC
filed 2012-11-07
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
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

As of October 31, 2012, 87,230,950 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2012

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Balance Sheets (Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Real estate properties:
Land	$156,427	$162,843
Buildings, improvements and lease intangibles	2,544,935	2,521,226
Personal property	18,860	18,221
Construction in progress	—	61,152
Land held for development	25,171	25,176
	2,745,393	2,788,618
Less accumulated depreciation	(557,951)	(516,747)
Total real estate properties, net	2,187,442	2,271,871
Cash and cash equivalents	8,781	4,738
Mortgage notes receivable	141,107	97,381
Assets held for sale and discontinued operations, net	11,550	28,650
Other assets, net	121,896	118,382
Total assets	$2,470,776	$2,521,022
LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,212,615	$1,393,537
Accounts payable and accrued liabilities	51,264	72,217
Liabilities of discontinued operations	162	518
Other liabilities	55,668	49,944
Total liabilities	1,319,709	1,516,216
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 87,230,936 and 77,843,883 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	872	779
Additional paid-in capital	2,099,101	1,894,604
Accumulated other comprehensive loss	(3,332)	(3,332)
Cumulative net income attributable to common stockholders	807,808	795,951
Cumulative dividends	(1,753,382)	(1,683,196)
Total stockholders’ equity	1,151,067	1,004,806
Total liabilities and equity	$2,470,776	$2,521,022

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Rental income	$75,305	$70,004	$222,479	$203,446
Mortgage interest	2,244	1,776	6,575	5,250
Other operating	1,523	2,061	4,664	6,400
	79,072	73,841	233,718	215,096
EXPENSES
Property operating	30,115	30,070	87,970	85,108
General and administrative	4,732	5,530	14,514	16,467
Depreciation	21,172	19,150	63,098	55,496
Amortization	2,554	2,222	7,631	5,777
Bad debt, net	40	(353)	149	(82)
	58,613	56,619	173,362	162,766
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	—	—	(1,986)
Interest expense	(18,905)	(17,928)	(55,814)	(57,546)
Interest and other income, net	204	199	711	618
	(18,701)	(17,729)	(55,103)	(58,914)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,758	(507)	5,253	(6,584)
DISCONTINUED OPERATIONS
Income from discontinued operations	672	1,352	4,145	3,789
Impairments	(2,860)	(1,551)	(7,197)	(1,698)
Gain on sales of real estate properties	6,265	1,357	9,696	1,393
INCOME FROM DISCONTINUED OPERATIONS	4,077	1,158	6,644	3,484
NET INCOME (LOSS)	5,835	651	11,897	(3,100)
Less: Net income attributable to noncontrolling interests	(20)	(4)	(40)	(31)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,815	$647	$11,857	$(3,131)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.02	$(0.01)	$0.07	$(0.09)
Discontinued operations	0.06	0.02	0.08	0.05
Net income (loss) attributable to common stockholders	$0.08	$0.01	$0.15	$(0.04)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.02	$(0.01)	$0.07	$(0.09)
Discontinued operations	0.05	0.02	0.08	0.05
Net income (loss) attributable to common stockholders	$0.07	$0.01	$0.15	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	76,712,594	76,139,055	76,534,508	71,478,463
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	78,020,971	76,139,055	77,799,291	71,478,463
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30	$0.90	$0.90
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2012 and 2011 (Dollars in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
COMPREHENSIVE INCOME (LOSS)	$5,835	$651	$11,897	$(3,100)
Less: Comprehensive income attributable to noncontrolling interests	(20)	(4)	(40)	(31)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,815	$647	$11,857	$(3,131)

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2012 and 2011 (Dollars in thousands) (Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$11,897	$(3,100)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	74,688	67,384
Stock-based compensation	2,588	2,272
Straight-line rent receivable	(4,926)	(3,493)
Straight-line rent liability	312	369
Gain on sales of real estate properties	(9,696)	(1,393)
Loss on extinguishment of debt	—	1,986
Impairments	7,197	1,698
Provision for bad debt, net	147	(65)
Changes in operating assets and liabilities:
Other assets	(3,051)	(4,532)
Accounts payable and accrued liabilities	(13,228)	(1,380)
Other liabilities	6,344	7,500
Net cash provided by operating activities	72,272	67,246
INVESTING ACTIVITIES
Acquisition and development of real estate properties	(76,134)	(179,851)
Funding of mortgages and notes receivable	(54,264)	(91,978)
Proceeds from sales of real estate	64,866	4,993
Proceeds from mortgage repayment by previously consolidated VIE	35,057	—
Proceeds from mortgages and notes receivable repayments	11,931	14,988
Net cash used in investing activities	(18,544)	(251,848)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	(178,000)	175,000
Repayments on notes and bonds payable	(3,678)	(2,537)
Repurchase of notes payable	—	(280,201)
Dividends paid	(70,186)	(65,918)
Net proceeds from issuance of common stock	202,247	251,836
Common stock redemptions	(45)	(51)
Distributions to noncontrolling interest holders	(20)	(281)
Purchase of noncontrolling interests	—	(1,591)
Debt issuance and assumption costs	(3)	(922)
Net cash provided by (used in) financing activities	(49,685)	75,335
Increase (decrease) in cash and cash equivalents	4,043	(109,267)
Cash and cash equivalents, beginning of period	4,738	113,321
Cash and cash equivalents, end of period	$8,781	$4,054

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2012 and 2011 (Dollars in thousands) (Unaudited)

	2012	2011
Supplemental Cash Flow Information:
Interest paid	$64,773	$61,253
Capitalized interest	$4,782	$6,402
Company-financed real estate property sales	$11,200	$2,700
Invoices accrued for construction, tenant improvement and other capitalized costs	$2,717	$17,075
Construction liabilities transferred upon deconsolidation of VIE	$3,450	$—
Estimated equity issuance costs accrued but not yet paid	$218	$—
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$—	$46,832
Elimination of mortgage note upon consolidation of VIE	$—	$21,939

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $2.9 billion in 201 real estate properties and mortgages as of September 30, 2012. The Company’s 195 owned real estate properties are located in 28 states and total approximately 13.3 million square feet. The Company provided property management services to approximately 10.2 million square feet nationwide.

Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures, partnerships, and other affiliates, as well as certain variable interest entities (“VIEs”) in prior periods where the Company controlled the operating activities of the VIE.

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

In January 2012, a construction mortgage note receivable totaling approximately $35.1 million was repaid in full. The construction mortgage note was funding the ongoing development of an inpatient facility in South Dakota that was leased by Sanford Health. In the third quarter of 2011, the Company began consolidating the construction project upon its conclusion that it was the primary beneficiary of the VIE that was constructing the facility. As a result of the consolidation of the VIE, the Company also eliminated the construction mortgage note and related interest on its Condensed Consolidated Financial Statements. Upon repayment of the mortgage note in the first quarter of 2012, the Company deconsolidated the VIE and recognized net mortgage interest income of $0.4 million and overhead expense of $0.1 million, resulting in a net gain to the Company of $0.3 million.

The Company also had a variable interest in two unconsolidated VIEs consisting of construction mortgage notes aggregating approximately $94.4 million at September 30, 2012 in which management concluded that the Company was not currently the primary beneficiary. See Note 2 for more information on these mortgage notes.

The Company had an investment in one unconsolidated joint venture of approximately $1.3 million at September 30, 2012 which the Company accounts for under the cost method since the Company does not exert significant influence over the joint venture's operations. The joint venture, which invests in real estate properties, is included in other assets on the Company’s Condensed Consolidated Balance Sheets, and the related distributions received are included in interest and other income, net on the Company’s Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements - Continued

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

Reclassifications
Certain amounts in the Company’s Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale, and related liabilities, have been reclassified in the Company’s Condensed Consolidated Balance Sheets, and the operating results of those assets have been reclassified from continuing to discontinued operations for all periods presented. Also, land held for development has been reclassified from construction in progress to its own line item on the Company's Condensed Consolidated Balance Sheets for all periods presented.

In addition, the Company has combined revenues previously disclosed separately as property operating income, single-tenant net leases, and straight-line rent into one line item, rental income, in the Company's Condensed Consolidated Statements of Operations for all periods presented. The components of rental income are detailed in the Company's revenue recognition policy disclosure below.

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

The Company derives most of its revenues from its real estate rentals and mortgage notes receivable portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsors or borrowers. These contractual arrangements generally fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in rental income or mortgage interest income in the Company’s Condensed Consolidated Statements of Operations, based on the type of contractual agreement.

Rental Income
Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company’s lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index. The Company’s multi-tenant office lease arrangements also generally allow for operating expense recoveries which the Company calculates and bills to its tenants. Rental income from properties under single-tenant net lease arrangements and rental income from properties with multi-tenant office lease arrangements are included in rental income in the Company’s Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements - Continued

The components of rental income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011

Property operating income	$60,982	$56,265	$180,323	$160,854
Single-tenant net lease	12,862	12,653	37,903	39,150
Straight-line rent	1,461	1,086	4,253	3,442
	$75,305	$70,004	$222,479	$203,446

Interest Income
Mortgage interest income and notes receivable interest income are recognized based on the interest rates and maturity date or amortization period specific to each note. Loan origination fees received are deferred and are recognized in mortgage interest income over the estimated life of the loan.

Property Operating Agreements
At September 30, 2012, the Company had six real estate properties with an aggregate gross investment of approximately $73.7 million subject to property operating agreements that obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the sponsor is responsible to the Company for the shortfall under the terms of these agreements. The Company recognizes any shortfall income in other operating income in the Company’s Condensed Consolidated Statements of Operations. Property operating agreement payments totaling approximately $0.5 million per quarter on two of the Company’s properties in New Orleans expired on September 30, 2011. No other property operating agreements are scheduled to expire until 2016.

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

The Company classifies interest and penalties related to uncertain tax positions, if any, in its Condensed Consolidated Financial Statements as a component of general and administrative expense. No such amounts were recognized during the nine months ended September 30, 2012 or 2011.

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

Notes to Condensed Consolidated Financial Statements - Continued

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

Land Held for Development
Land held for development includes parcels of land owned by the Company upon which the Company intends to develop and own outpatient healthcare facilities.

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

In connection with the sale of properties in the third quarter of 2012, the Company recorded impairment charges totaling approximately $2.9 million based on the contractual sales prices, a Level 1 input.

Notes to Condensed Consolidated Financial Statements - Continued

Real Estate Properties
Real estate properties are recorded at cost or fair value, if acquired. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property.

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

Mortgage Notes
Mortgage notes receivable may be classified as held-for-investment or held-for-sale based on a lender’s intent and ability to hold the loans. Notes held-for-investment are carried at amortized cost and are reduced by valuation allowances for estimated credit losses as necessary. Notes held-for-sale are carried at the lower of cost or fair value. All of the Company’s mortgage notes receivable are classified as held-for-investment.

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

Note 2. Real Estate and Mortgage Notes Receivable Investments
The Company had investments of approximately $2.9 billion in 201 real estate properties and mortgages as of September 30, 2012. The Company’s 195 owned real estate properties are located in 28 states and total approximately 13.3 million total square feet. The table below details the Company’s investments.

	Number of	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)	Investments	Amount	%	Footage	%
Owned properties:
Multi-tenant leases
Medical office/outpatient	147	$1,772,130	61.4%	9,703	72.8%
Medical office—stabilization in progress	12	395,494	13.7%	1,283	9.6%
Other	2	19,842	0.7%	256	1.9%
	161	2,187,466	75.8%	11,242	84.3%
Single-tenant net leases
Medical office/outpatient	18	170,910	5.9%	888	6.7%
Inpatient	14	337,456	11.7%	1,103	8.3%
Other	2	9,545	0.3%	91	0.7%
	34	517,911	17.9%	2,082	15.7%

Construction in progress	—	—	—	—	—
Land held for development	—	25,171	0.9%	—	—
Corporate property	—	14,845	0.5%	—	—
	—	40,016	1.4%	—	—

Total owned properties	195	2,745,393	95.1%	13,324	100.0%
Mortgage notes receivable:
Medical office/outpatient	3	52,885	1.8%	—	—
Inpatient	1	48,222	1.7%	—	—
Other	1	40,000	1.4%	—	—
	5	141,107	4.9%	—	—
Unconsolidated joint venture:
Other	1	1,266	—	—	—
	1	1,266	—	—	—
Total real estate investments	201	$2,887,766	100.0%	13,324	100.0%

Mortgage Notes Receivable
All of the Company’s mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loans are carried at amortized cost. A summary of the Company’s mortgage notes receivable is shown in the table below:

					Balance at
State	Property Type (1)	Original Face Amount	Interest Rate	Maturity Date	September 30, 2012	December 31, 2011
(Dollars in thousands)
Construction mortgage notes:
Iowa	MOB	$2,136	11.00%	—	$—	$1,469
Texas	MOB	12,444	8.10%	—	—	9,547
Oklahoma	MOB	91,179	6.75%	12/31/13	46,185	19,896
Missouri	Inpatient	111,400	6.75%	12/31/13	48,222	20,559
Total Construction mortgage notes					$94,407	$51,471

Other mortgage notes:
Iowa	MOB	$3,700	8.00%	—	$—	$3,230
Iowa	Other	40,000	7.70%	01/10/14	40,000	40,000
Florida	MOB	2,700	7.00%	—	—	2,680
Texas	MOB	2,950	7.25%	01/11/14	2,950	—
Florida	MOB	3,750	7.50%	04/10/15	3,750	—
Total Other mortgage notes					$46,700	$45,910

Total Mortgage notes receivable					$141,107	$97,381

(1) MOB-Medical office building.

As of September 30, 2012, the Company's outstanding construction mortgage notes totaling approximately $94.4 million, or 66.9%, of the Company’s mortgage notes receivable were due from affiliates of the United Trust Fund, which is developing two build-to-suit facilities in Oklahoma and Missouri that are fully leased to Mercy Health. Also, approximately $40.0 million, or 28.4%, of the Company’s mortgage notes receivable, secured by an office building in Iowa, were due from LB Properties X, LLC.

Note 3. Acquisitions and Dispositions
Real Estate Acquisitions
In January 2012, the Company purchased a 58,285 square foot medical office building in South Dakota for a purchase price and cash consideration of approximately $15.0 million. The property is 100% leased under a single-tenant net lease with an affiliate of “AA-” rated Sanford Health, with a parent guarantee, and the lease expires in 2022. The property is connected to a Sanford Health acute care hospital that opened in June 2012.

In February 2012, the Company purchased a 23,312 square foot medical office building in North Carolina for a purchase price and cash consideration of approximately $6.4 million. The building is 100% occupied by two tenants with an affiliate of “AA-” rated Carolinas Healthcare System (“CHS”) which occupied 93% of the building as of the acquisition. The property is adjacent to a CHS hospital campus in which the Company owns six additional medical office buildings totaling approximately 187,000 square feet.

In March 2012, the Company acquired the fee simple interest in 9.14 acres of land in Pennsylvania for a purchase price and cash consideration of approximately $1.1 million. The Company previously held a ground lease interest in this property.

In May 2012, the Company purchased a 76,484 square foot medical office building in Texas for a purchase price of approximately $10.7 million. Concurrent with the acquisition, the Company's construction mortgage note receivable totaling $9.9 million, which was secured by the building, was repaid, resulting in cash consideration paid by the Company of approximately

$0.8 million. The building was 100% leased at the time of the acquisition.

The following table details the Company’s real estate acquisitions for the nine months ended September 30, 2012:

(Dollars in millions)	Date Acquired	Purchase Price	Mortgage Note Financing	Cash Consideration	Real Estate	Other	Square Footage
Real estate acquisitions
South Dakota	1/20/12	$15.0	$—	$15.0	$14.9	$0.1	58,285
North Carolina	2/10/12	6.4	—	6.4	6.4	—	23,312
Pennsylvania	3/16/12	1.1	—	1.1	1.1	—	—
Texas	5/23/12	10.7	(9.9)	0.8	10.7	—	76,484
		$33.2	$(9.9)	$23.3	$33.1	$0.1	158,081

Subsequent Acquisitions
During the fourth quarter of 2012, the Company acquired a 39,345 square foot medical office building in Tennessee for a purchase price of $11.0 million. The building was 100% leased at the time of the acquisition.

Also, during the fourth quarter of 2012, the Company acquired a 47,225 square foot medical office building in the state of Washington for a purchase price of $9.4 million. The building was 89% leased at the time of the acquisition.

Asset Dispositions
During the first quarter of 2012, the Company disposed of the following properties and mortgage notes:

•
a 14,748 square foot on-campus medical office building and an 18,978 square foot off-campus medical office building, both in Texas, in which the Company had an aggregate net investment of approximately $2.5 million. The sales price for the two properties was approximately $3.5 million, which included $0.4 million in net cash proceeds, the origination of a $3.0 million seller-financed mortgage note receivable as discussed below in “Seller-Financed Mortgage Notes," and closing costs of approximately $0.1 million. The Company recognized a $0.9 million net gain on the disposal;

•
a 35,752 square foot on-campus medical office building in Florida, in which the Company had a net investment of approximately $3.0 million. The sales price for the building was approximately $7.2 million, which included $5.7 million in net cash proceeds and a lease termination fee of $1.5 million, included in income from discontinued operations. The Company recognized a $2.5 million net gain on the disposal;

•
a 33,895 square foot off-campus medical office building in Florida in which the Company had a net investment of approximately $0.5 million. The sales price and net cash proceeds received from the sale were approximately $0.5 million;

•
an 82,664 square foot off-campus medical office building in Texas, in which the Company had a net investment of approximately $4.8 million. The sales price for the building was approximately $4.7 million, which included the origination of a $4.5 million seller-financed mortgage note receivable as discussed below in “Seller-Financed Mortgage Notes," and closing costs of approximately $0.2 million. The Company recognized a $0.4 million impairment on the disposal, including the write-off of straight-line rent receivables;

•	two mortgage notes receivable totaling $1.5 million and $3.2 million were repaid in full; and

•
a construction mortgage note receivable totaling approximately $35.1 million which was repaid in full relating to the ongoing development of an inpatient facility in South Dakota. See Note 1 for more details on this repayment.

During the second quarter of 2012, the Company disposed of the following properties and mortgage notes:

•
an 18,476 square foot off-campus medical office building in Tennessee, in which the Company had a net investment of approximately $0.8 million. The sales price for the building was approximately $0.9 million, which included net cash proceeds of approximately $0.8 million and closing costs of approximately $0.1 million;

•
four off-campus medical office buildings and one on-campus medical office building totaling 272,571 square feet, located in Florida, in which the Company had a net aggregate investment of approximately $31.2 million, were sold to a single buyer. The sales price for the buildings was approximately $33.3 million, which included net cash proceeds of $28.6 million, the origination of a $3.8 million seller-financed mortgage note, a $0.6 million contingent liability, and closing costs of approximately $0.3 million. The Company recognized a $0.2 million impairment on the disposal, including the write-off of straight-line rent receivables. These properties were not previously classified as held for sale;

•	a mortgage note receivable of $4.5 million was repaid in full; and

•	a mortgage note receivable of 9.9 million was repaid in full in conjunction with the acquisition of a medical office building in Texas as discussed in “Real Estate Acquisitions” above.

During the third quarter of 2012, the Company disposed of the following properties and mortgage notes:

•
a 16,578 square foot on-campus medical office building in Texas, in which the Company had an aggregate net investment of approximately $0.5 million. The sales price for the building was approximately $0.6 million, which included net cash proceeds of approximately $0.5 million and closing costs of approximately $0.1 million;

•
an 8,990 square foot off-campus medical office building in Florida, in which the Company had an aggregate net investment of approximately $0.9 million. The sales price and net cash proceeds for the building was approximately $0.5 million. The Company recognized a $0.4 million impairment on the disposal;

•
an 80,740 square foot off-campus medical office building in Texas, in which the Company had an aggregate net investment of approximately $12.0 million. The sales price for the building was approximately $21.4 million, which included net cash proceeds of approximately $19.0 million, amounts escrowed for tenant improvements of approximately $2.0 million, and closing costs of approximately $0.4 million. The Company recognized a $6.3 million gain on the disposal, net of straight-line rent receivables written off. This property was not previously classified as held for sale;

•
a 61,763 square foot off-campus medical office building and a 9,582 square foot off-campus medical office building, both in Florida in a single transaction, in which the Company had an aggregate net investment of approximately $10.8 million. The sales price for the buildings was approximately $8.8 million, which included net cash proceeds of approximately $8.7 million and closing costs and other adjustments of approximately $0.1 million. The Company recognized a $2.5 million impairment on the disposals, net of straight-line rent receivables and other assets written off. These properties were not previously classified as held for sale; and

•	a mortgage note receivable of $2.6 million was repaid.

The following table details the Company’s dispositions and mortgage note repayments for the nine months ended September 30, 2012:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Seller-Financed Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage
Real estate dispositions
Texas (1) (2)	1/10/12	$3.5	$(0.1)	$(3.0)	$0.4	$2.5	$—	$0.9	33,726
Florida (1)	1/19/12	7.2	(1.5)	—	5.7	3.0	0.2	2.5	35,752
Florida (1)	3/2/12	0.5	—	—	0.5	0.5	—	—	33,895
Texas (1) (3)	3/16/12	4.7	(0.2)	(4.5)	—	4.8	0.1	(0.4)	82,664
Tennessee (1)	4/13/12	0.9	(0.1)	—	0.8	0.8	—	—	18,476
Florida (4)	4/18/12	33.3	(0.9)	(3.8)	28.6	31.2	1.4	(0.2)	272,571
Texas (1)	7/20/12	0.6	(0.1)	—	0.5	0.5	—	—	16,578
Florida (1)	8/22/12	0.5	—	—	0.5	0.9	—	(0.4)	8,990
Texas	8/27/12	21.4	(2.4)	—	19.0	12.0	0.7	6.3	80,740
Florida (5)	9/14/12	8.8	(0.1)	—	8.7	10.8	0.4	(2.5)	71,345
		81.4	(5.4)	(11.3)	64.7	67.0	2.8	6.2	654,737
Mortgage note repayments		—	—	21.7	21.7	—	—	—	—
Deconsolidation of VIE (6)		—	—	—	35.1	38.2	(3.4)	0.3	113,602
Total dispositions and repayments		$81.4	$(5.4)	$10.4	$121.5	$105.2	$(0.6)	$6.5	768,339
________________
(1) Previously included in assets held for sale.
(2) Includes two properties.
(3) Mortgage note was repaid in April 2012.
(4) Includes five properties.
(5) Includes two properties.
(6) “Other” includes construction liabilities transferred upon deconsolidation. “Gain” includes $0.4 million of net mortgage interest income recognized, partially offset by $0.1 million of general and administrative overhead expense that had been capitalized into the project that was reversed upon deconsolidation.

Seller-Financed Mortgage Notes
In January 2012, the Company originated a $3.0 million seller-financed mortgage note receivable with the purchaser of two medical office buildings located in Texas that were sold by the Company as discussed in “Asset Dispositions” above. The note has a stated fixed interest rate of 7.25% and matures in January 2014.

In March 2012, the Company originated a $4.5 million seller-financed mortgage note receivable with the purchaser of a medical office building located in Texas that was sold by the Company as discussed in “Asset Dispositions” above. This note was repaid in April 2012.

In April 2012, the Company originated a $3.8 million seller-financed mortgage note receivable with the purchaser of two medical office buildings located in Florida that were sold by the Company as part of a larger disposition as discussed in "Asset Dispositions" above. The note has a stated fixed interest rate of 7.5% and matures in April 2015.

Potential Disposition
On November 6, 2012, the Company entered into an agreement to sell a medical office building located in Brevard County, Florida for approximately $2.1 million. If this transaction proceeds to closing, an impairment charge of approximately $7.8 million would be recognized. This property was originally acquired in 1998 as part of the Company's acquisition of Capstone Capital Corporation and was occupied by a single tenant that vacated the premises in July 2010. The property operated at a loss for the nine months ended September 30, 2012. The Company expects the sale to occur during the fourth quarter of 2012.

Discontinued Operations and Assets Held for Sale
At September 30, 2012 and December 31, 2011, the Company had 7 and 15 properties, respectively, classified as held for sale. Of the 15 properties classified as held for sale at December 31, 2011, four properties in Texas, three properties in Florida, and one property in Tennessee were sold during the first nine months of 2012. As a result of the disposal of these eight properties, the Company recorded net gains on sale of approximately $3.4 million and impairments of approximately $0.8 million. These dispositions are discussed in more detail in "Asset Dispositions" above.The following tables detail the assets, liabilities, and results of operations included in discontinued operations on the Company’s Condensed Consolidated Statements of Operations and in assets and liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheets.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Balance Sheet data (as of the period ended):
Land	$4,124	$8,078
Buildings, improvements and lease intangibles	21,956	44,299
Personal property	427	458
	26,507	52,835
Accumulated depreciation	(15,025)	(24,557)
Assets held for sale, net	11,482	28,278
Other assets, net (including receivables)	68	372
Assets of discontinued operations, net	68	372
Assets held for sale and discontinued operations, net	$11,550	$28,650

Accounts payable and accrued liabilities	$81	$404
Other liabilities	81	114
Liabilities of discontinued operations	$162	$518

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Statements of Operations data (for the period ended):
Revenues
Rental income	$1,232	$3,189	$6,812	$9,507
Other operating	1	6	14	26
	1,233	3,195	6,826	9,533
Expenses
Property operating	426	1,030	1,721	3,269
General and administrative	1	1	5	6
Depreciation	137	825	1,031	2,493
Amortization	—	(8)	—	(23)
Bad debt, net	(1)	1	(2)	17
	563	1,849	2,755	5,762
Other Income (Expense)
Interest and other income, net	2	6	74	18
	2	6	74	18
Discontinued Operations
Income from discontinued operations	672	1,352	4,145	3,789
Impairments	(2,860)	(1,551)	(7,197)	(1,698)
Gain on sales of real estate properties	6,265	1,357	9,696	1,393
Income from Discontinued Operations	$4,077	$1,158	$6,644	$3,484
Income from Discontinued Operations per Common Share—Basic	$0.06	$0.02	$0.08	$0.05
Income from Discontinued Operations per Common Share—Diluted	$0.05	$0.02	$0.08	$0.05

Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)	September 30, 2012	December 31, 2011	Maturity Dates	Contractual Interest Rates	Principal Payments	Interest Payments
Unsecured Credit Facility	$34,000	$212,000	10/1/2015	LIBOR + 1.50%	At maturity	Quarterly
Senior Notes due 2014, net of discount	264,484	264,371	04/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017, net of discount	298,660	298,465	01/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021, net of discount	397,242	397,052	01/21	5.750%	At maturity	Semi-Annual
Mortgage notes payable, net of discount and including premiums	218,229	221,649	4/13-10/30	5.000%-7.625%	Monthly	Monthly
	$1,212,615	$1,393,537

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2012, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Unsecured Credit Facility
On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility due 2015 (the “Unsecured Credit Facility”) with a syndicate of 17 lenders that matures on October 14, 2015 with an option to extend the facility for one additional year for an extension fee of 0.20% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus the applicable margin rate (defined as a range of 1.075% to 1.900% depending on the Company’s unsecured debt ratings, currently 1.5%). In addition, the Company pays a 0.35% facility fee per annum on the aggregate amount of commitments. The facility fee ranges from 0.175% per annum to 0.45% per annum, based on the Company’s unsecured debt ratings. At September 30, 2012, the Company had $34.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.73% and a remaining borrowing capacity of approximately $666.0 million.

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

(Dollars in thousands)	September 30, 2012	December 31, 2011
Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(253)	(366)
Senior Notes due 2014 carrying amount	$264,484	$264,371

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

(Dollars in thousands)	September 30, 2012	December 31, 2011
Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,340)	(1,535)
Senior Notes due 2017 carrying amount	$298,660	$298,465

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

(Dollars in thousands)	September 30, 2012	December 31, 2011
Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(2,758)	(2,948)
Senior Notes due 2021 carrying amount	$397,242	$397,052

Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Condensed Consolidated Balance Sheets.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Mortgage notes payable principal balance	$221,699	$225,377
Unaccreted discount, net of premium	(3,470)	(3,728)
Mortgage notes payable carrying amount	$218,229	$221,649

The following table further details the Company’s mortgage notes payable, with related collateral, at September 30, 2012.

		Effective				Investment in Collateral at	Balance at
(Dollars in millions)	Original Balance	Interest Rate (18)	Maturity Date	Collateral(19)	Payments (14)	September 30, 2012	September 30, 2012	December 31, 2011
Life Insurance Co.	$4.7	7.765%	1/17	MOB	Monthly/20-yr amort.	$11.7	$1.7	$1.9
Commercial Bank	1.8	5.550%	10/30	OTH	Monthly/27-yr amort.	7.9	1.6	1.6
Life Insurance Co.	15.1	5.490%	1/16	MOB	Monthly/10-yr amort.	32.7	12.8	13.1
Commercial Bank (1)	17.4	6.480%	5/15	MOB	Monthly/10-yr amort.	19.8	14.6	14.5
Commercial Bank (2)	12.0	6.110%	7/15	2 MOBs	Monthly/10-yr amort.	19.5	9.8	9.8
Commercial Bank (3)	15.2	7.650%	7/20	MOB	(15)	20.2	12.8	12.8
Life Insurance Co. (4)	1.5	6.810%	7/16	MOB	Monthly/9-yr amort.	2.2	1.1	1.1
Commercial Bank (5)	12.9	6.430%	2/21	MOB	Monthly/12-yr amort.	20.6	11.3	11.4
Investment Fund	80.0	7.250%	12/16	15 MOBs	Monthly/30-yr amort.(16)	155.1	77.7	78.4
Life Insurance Co.	7.0	5.530%	1/18	MOB	Monthly/15-yr amort.	14.6	3.2	3.5
Investment Co. (6)	15.9	6.550%	4/13	MOB	Monthly/30-yr amort.(17)	23.3	15.0	15.2
Investment Co.	4.6	5.250%	9/15	MOB	Monthly/10-yr amort.	6.9	4.3	4.3
Life Insurance Co. (7)	13.9	4.700%	1/16	MOB	Monthly/25-yr amort.	26.4	12.0	12.4
Life Insurance Co. (8)	21.5	4.700%	8/15	MOB	Monthly/25-yr amort.	43.9	18.3	18.8
Insurance Co. (9)	7.3	5.100%	12/18	MOB	Monthly/25-yr amort.	14.6	7.3	7.5
Commercial Bank (10)	8.1	4.540%	8/16	MOB	Monthly/10-yr amort.	15.1	7.5	7.7
Life Insurance Co. (11) (12)	5.3	4.060%	11/14	MOB	Monthly/25-yr amort.	11.6	4.6	4.8
Life Insurance Co. (13)	3.1	4.060%	11/14	MOB	Monthly/25-yr amort.	6.7	2.6	2.8
						$452.8	$218.2	$221.6
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

(18) The contractual interest rates for the 19 outstanding mortgage notes ranged from 5.00% to 7.625% at September 30, 2012.
(19) MOB-Medical office building; OTH-Other.

Long-Term Debt Maturities
Future contractual maturities of the Company’s notes and bonds payable as of September 30, 2012 were:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Notes and Bonds Payable	%
2012 (remaining)	$1,270	$(263)	$1,007	0.1%
2013	19,781	(1,263)	18,518	1.5%
2014	276,349	(1,404)	274,945	22.7%
2015	83,775	(1,215)	82,560	6.8%
2016	106,376	(907)	105,469	8.7%
2017 and thereafter	732,885	(2,769)	730,116	60.2%
	$1,220,436	$(7,821)	$1,212,615	100.0%
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

(In thousands)	September 30, 2012	December 31, 2011
Prepaid assets	$49,202	$45,054
Straight-line rent receivables	33,663	30,374
Above-market intangible assets, net	12,854	13,263
Deferred financing costs, net	11,410	13,783
Accounts receivable, net	5,429	8,181
Goodwill	3,487	3,487
Customer relationship intangible assets, net	2,053	2,103
Equity investments in joint venture—cost method	1,266	1,266
Notes receivable, net	128	283
Allowance for uncollectible accounts	(651)	(583)
Other	3,055	1,171
	$121,896	$118,382

Note 6. Commitments and Contingencies
Development Activity
The Company had several development projects ongoing at September 30, 2012, including two construction mortgage notes and twelve properties in the process of stabilization subsequent to construction as detailed in the following table.

(Dollars in thousands)	Number of Properties	Funded During Three Months Ended September 30, 2012	Total Amount Funded Through September 30, 2012	Estimated Remaining Budget	Estimated Total Budget	Approximate Square Feet
Construction mortgage notes	2	$25,713	$94,407	$108,207	$202,614	386,000
Stabilization in progress (1)	12	6,991	395,494	14,491	409,985	1,282,716
Construction in progress	0	—	—	—	—	—
Total	14	$32,704	$489,901	$122,698	$612,599	1,668,716
___________________________
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

Construction in Progress
The Company had no construction projects ongoing at September 30, 2012. In July 2012, a construction project, consisting of a 96,853 square foot, on-campus medical office building in Texas, was placed into service. The project, now part of the stabilization in progress portfolio as of September 30, 2012, has an estimated total budget of approximately $14.0 million and is adjacent to a medical office building that the Company acquired in late 2010. A $4.1 million parking structure associated with this project was completed and placed into service during the second quarter of 2012.

Construction Mortgage Notes
The Company had two construction mortgage notes totaling $94.4 million at September 30, 2012 due from affiliates of the United Trust Fund, which is developing two build-to-suit facilities in Oklahoma and Missouri that are fully leased to Mercy Health. The Company expects that the remaining funding commitments totaling $108.2 million on these notes will be funded during the remainder of 2012 and 2013.

Stabilization in Progress
At September 30, 2012, the Company had 12 properties that it had previously developed that were in the process of stabilization. In the aggregate, the properties were approximately 54% leased and 37% occupied at September 30, 2012, with tenant improvement build-out occurring in suites that are leased but not yet occupied by the tenants. The Company’s estimated remaining budget on these properties at September 30, 2012 relates to tenant improvements.

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

The Company is a co-defendant in a lawsuit initially filed June 28, 2011 in the District Court of Collin County, Texas captioned James P. Murphy, JPM Realty Property Management, Inc., and Rainier Medical Investments LLC v. LandPlan Development Corp., LandPlan Medical, L.P., Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, Medland L.P., Texas Land Management, L.L.C., Jim Williams, Jr., Reed Williams, and Healthcare Realty Trust, Inc. The original plaintiffs, James P. Murphy and JPM Realty Property Management, Inc. (the “Murphy Plaintiffs”) allege they are due a real estate commission arising out of the sale of certain real property in Frisco, Texas (“the Frisco Property”). Certain affiliates of the Company purchased the Frisco Property in December 2010 from Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, and Medland L.P. (collectively, the “Sellers”). The Murphy Plaintiffs assert breach of contract and common law business tort theories in pursuit of their claim for a commission in the amount of $1.34 million, as well as unspecified punitive damages. The Company denies any liability to the Murphy Plaintiffs and filed a motion for summary judgment with the court as to their claims. The Company’s motion for summary judgment was partially granted as to the Murphy Plaintiffs’ breach of contract claims and third party beneficiary claims on April 19, 2012. The Murphy Plaintiffs' remaining claims against the Company were dismissed on summary judgment on July 22, 2012. The Company was served with an amended complaint in the case on or about February 28, 2012 in which Rainier Medical Investments LLC (“Rainier”) joined as a plaintiff. Rainier alleges breach of contract, unfair competition, breach of fiduciary duty, and various common law business tort and equitable claims against the Company arising out of the Company’s alleged exclusion of Rainier from participation as an investor in the Frisco Property acquisition. Rainier seeks compensatory and punitive damages in excess of $10 million. The Company denies any liability to Rainier and will defend the claims vigorously. Discovery is ongoing and a trial date is scheduled in March 2013.

The Company is, from time to time, involved in litigation arising out of the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any other pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 7. Stockholders’ Equity
The following table provides a reconciliation of total stockholders' equity for the nine months ended September 30, 2012:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at Dec. 31, 2011	$779	$1,894,604	$(3,332)	$795,951	$(1,683,196)	$1,004,806
Issuance of common stock	92	201,956	—	—	—	202,048
Common stock redemptions	—	(45)	—	—	—	(45)
Stock-based compensation	1	2,586	—	—	—	2,587
Net income attributable to common stockholders	—	—	—	11,857	—	11,857
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(70,186)	(70,186)
Balance at Sept. 30, 2012	$872	$2,099,101	$(3,332)	$807,808	$(1,753,382)	$1,151,067

Common Stock
The following table provides a reconciliation of the beginning and ending common stock outstanding for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011
Balance, beginning of period	77,843,883	66,071,424
Issuance of common stock	9,258,381	11,681,392
Restricted stock-based awards, net of forfeitures	128,672	91,067
Balance, end of period	87,230,936	77,843,883

Equity Offering
On September 28, 2012, the Company sold 9,200,000 shares of common stock, par value $0.01 per share, at $22.85 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, were approximately $201.1 million.

At-The-Market Equity Offering Program
Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. The Company has not sold any shares under this program since July 2011 and had 2,791,300 authorized shares remaining to be sold under the current sales agreement at September 30, 2012.

Common Stock Dividends
During the first nine months of 2012, the Company declared and paid common stock dividends totaling $0.90 per share.

On October 30, 2012, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on November 30, 2012 to stockholders of record on November 15, 2012.

Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	78,204,382	77,570,090	78,042,979	72,915,791
Unvested restricted stock	(1,491,788)	(1,431,035)	(1,508,471)	(1,437,328)
Weighted average Common Shares outstanding—Basic	76,712,594	76,139,055	76,534,508	71,478,463
Weighted average Common Shares—Basic	76,712,594	76,139,055	76,534,508	71,478,463
Dilutive effect of restricted stock	1,157,948	—	1,127,211	—
Dilutive effect of employee stock purchase plan	150,429	—	137,572	—
Weighted average Common Shares outstanding—Diluted	78,020,971	76,139,055	77,799,291	71,478,463
Net income (loss)
Income (loss) from continuing operations	$1,758	$(507)	$5,253	$(6,584)
Noncontrolling interests’ share in net income	(20)	(4)	(40)	(31)
Income (loss) from continuing operations attributable to common shareholders	1,738	(511)	5,213	(6,615)
Discontinued operations	4,077	1,158	6,644	3,484
Net income (loss) attributable to common stockholders	$5,815	$647	$11,857	$(3,131)
Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.02	$(0.01)	$0.07	$(0.09)
Discontinued operations	0.06	0.02	0.08	0.05
Net income (loss) attributable to common stockholders	$0.08	$0.01	$0.15	$(0.04)
Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.02	$(0.01)	$0.07	$(0.09)
Discontinued operations	0.05	0.02	0.08	0.05
Net income (loss) attributable to common stockholders	$0.07	$0.01	$0.15	$(0.04)

The dilutive effect of 971,887 and 1,015,470 shares of restricted common stock, respectively, and options to purchase 66,172 and 76,622 shares of the Company's common stock, respectively, under the Company's Employee Stock Purchase Plan were excluded from the calculation of diluted loss per common share for the three and nine months ended September 30, 2011, because the effect was anti-dilutive due to the loss from continuing operations incurred during those periods.

Incentive Plans
The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include restricted stock issued to employees and the Company’s directors and options granted to employees pursuant to its Employee

Stock Purchase Plan. In May 2012 and 2011, annual restricted stock grants were made to each non-employee director equal to a market value of approximately $76,000, or 27,864 shares and 27,400 shares of restricted common stock, respectively. During the nine months ended September 30, 2012 and 2011, the Company issued 103,225 and 79,169 shares of restricted common stock, respectively, to its employees under its stock-based incentive plans and withheld 2,417 shares and 2,568 shares of common stock, respectively, from its officers to pay estimated withholding taxes related to restricted stock that vested, respectively.

A summary of the activity under the restricted stock incentive plans for the three and nine months ended September 30, 2012 and 2011 is included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based awards, beginning of period	1,508,274	1,448,211	1,430,675	1,379,243
Granted	—	—	131,089	106,569
Vested	(282)	(2,200)	(53,772)	(28,875)
Forfeited	—	—	—	(10,926)
Stock-based awards, end of period	1,507,992	1,446,011	1,507,992	1,446,011

Under the Company’s Employee Stock Purchase Plan, in January of each year, each eligible employee is granted an option to purchase up to $25,000 of Common Stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised within 27 months after each such option’s date of grant. The Company recorded approximately $0.2 million in general and administrative expenses during the first quarter of 2012 relating to the annual grant of options to its employees under the Employee Stock Purchase Plan and recorded an additional $0.2 million in the third quarter of 2012 based on the Company's estimate of option exercises.

A summary of the activity under the Employee Stock Purchase Plan for the three and nine months ended September 30, 2012 and 2011 is included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Outstanding and exercisable, beginning of period	497,736	448,243	425,196	392,517
Granted	—	—	327,936	261,960
Exercised	(24,381)	(5,230)	(45,749)	(12,475)
Forfeited	(17,781)	(11,703)	(69,494)	(44,485)
Expired	—	—	(182,315)	(166,207)
Outstanding and exercisable, end of period	455,574	431,310	455,574	431,310

Note 8. Defined Benefit Pension Plans
The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan is $896,000, subject to cost-of-living adjustments. As of September 30, 2012, only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.

On October 30, 2012, the Company amended its Executive Retirement Plan to provide for an annual cost-of-living increase to the maximum annual retirement benefit, beginning upon the earlier of retirement or January 1, 2016. A copy of the amendment is filed as Exhibit 10.11 to the Form 10-Q and is incorporated by reference herein.

Net periodic benefit cost recorded related to the Company’s pension plans for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Service costs	$19	$17	$57	$51
Interest costs	181	218	544	644
Amortization of net gain/loss	248	232	744	696
Amortization of prior service cost	(181)	—	(543)	—
Total recognized in net periodic benefit cost	$267	$467	$802	$1,391

Note 9. Other Operating Income
Other operating income on the Company’s Condensed Consolidated Statements of Operations generally includes lease guaranty revenue recognized under its property operating agreements, interest income on notes receivable, and other items as detailed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Rental lease guaranty income	$1,286	$1,841	$3,714	$5,640
Interest income on notes receivable	99	133	334	498
Management fee income	40	38	119	115
Other	98	49	497	147
	$1,523	$2,061	$4,664	$6,400

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

The following table reconciles the Company’s consolidated net income (loss) attributable to common stockholders to taxable income for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income (loss) attributable to common stockholders	$5,815	$647	$11,857	$(3,131)
Reconciling items to taxable income:
Depreciation and amortization	6,675	6,187	20,175	15,706
Gain or loss on disposition of depreciable assets	516	(562)	(3,841)	(2,660)
Straight-line rent	(1,370)	(975)	(4,614)	(3,124)
Receivable allowances	136	(465)	(235)	255
Stock-based compensation	1,365	1,727	3,997	4,411
Other	1,395	(1,968)	8,900	5,076
Taxable income (1)	$14,532	$4,591	$36,239	$16,533
Dividends paid	$23,401	$23,348	$70,186	$65,918
___________________________
(1) Before REIT dividends paid deduction.

State Income Taxes
State income tax expense and payments for the three and nine months ended September 30, 2012 and 2011 are detailed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
State income tax expense:
Texas gross margins tax	$178	$116	$438	$342
Other	15	54	(26)	(28)
Total state income tax expense	$193	$170	$412	$314
State income tax payments, net	$34	$25	$582	$528

The Texas gross margins tax is a tax on gross receipts from operations in Texas. The Company understands that the Securities and Exchange Commission views this tax as an income tax. As such, the Company has disclosed the Texas gross margin tax in the table above.

Note 11. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of September 30, 2012 and December 31, 2011 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	value	value	value	value
Notes and bonds payable (1)	$1,212.6	$1,356.2	$1,393.5	$1,534.3
Mortgage notes receivable (2)	$141.1	$140.8	$97.4	$95.5
Notes receivable, net of allowances (2)	$0.1	$0.1	$0.3	$0.3
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

Business Overview
The Company's strategy is to own and operate medical office and other medical-related facilities that produce stable and growing rental income. Additionally, the Company provides a broad spectrum of services needed to own, develop, lease, finance and manage its portfolio of healthcare properties. The Company focuses its portfolio on outpatient-related facilities located on or near the campuses of large acute care hospitals and associated with leading health systems because management views these facilities as stable, lower-risk real estate investments. In addition to consistent growth in demand for outpatient services, management believes that the Company’s diversity of tenants, which includes over 30 physician specialties, as well as surgery, imaging, and diagnostic centers, lowers the Company's overall financial and operational risk.

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

Executive Overview
The Company remains focused on leasing its development properties and expects leasing momentum on these properties to continue based on increased activity in recent periods. During the third quarter of 2012, the Company funded $7.0 million related to the leasing of its development portfolio, which included 12 properties in stabilization at September 30, 2012. The Company completed the construction of a medical office building in Texas during the third quarter of 2012, transferring the building into its stabilization portfolio.

During the third quarter of 2012, the Company funded $25.7 million in two construction mortgage loans related to two development projects totaling $202.6 million for Mercy Health. As of September 30, 2012, the Company has funded $94.4 million in construction mortgage loans for these projects, with $108.2 million remaining to be funded through completion in the third and fourth quarter of 2013. The Company will assume ownership of both properties upon substantial completion of construction in exchange for the repayment of the outstanding loan balances.

The acquisition environment for on-campus, multi-tenanted medical office buildings has improved since early 2012. The Company is under contract and in various stages of negotiations for assets meeting its investment criteria, and expects to fund up to $50 million during the fourth quarter of 2012 for the acquisition of healthcare facilities subject to customary due diligence, the execution of definitive purchase agreements and other customary conditions.

The Company also sold five real estate properties during the third quarter in which the Company had a $24.2 million net investment, generating cash proceeds of approximately $28.7 million.

On September 28, 2012, the Company sold 9,200,000 shares of common stock, par value $0.01 per share, at $22.85 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, were approximately $201.1 million. The proceeds from the offering are being used to fund the two build-to-suit healthcare facilities for Mercy Health described above, the acquisition of healthcare facilities, and other general corporate purposes, including the repayment of debt. In the interim, the Company has applied the proceeds from the offering to reduce the outstanding balance on its Unsecured Credit Facility.

At September 30, 2012, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was reduced to approximately 41.7%, and its borrowings outstanding under the Unsecured Credit Facility totaled $34.0 million, with a capacity remaining under its financial covenants of approximately $666.0 million.

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

Acquisitions
During the first nine months of 2012, the Company acquired approximately $33.1 million in real estate assets. These acquisitions were funded with borrowings on the Unsecured Credit Facility and proceeds from real estate dispositions. See Note 3 to the Condensed Consolidated Financial Statements for more information on these acquisitions.

Subsequent Acquisitions
In October 2012, the Company acquired two MOBs located in Tennessee and Washington for an aggregate purchase price of $20.4 million. The buildings aggregate approximately 86,570 square feet and are approximately 94% leased on average.

Development Activity
The Company had several development projects ongoing at September 30, 2012, including two construction mortgage notes and 12 properties in the process of stabilization subsequent to construction. See Note 6 to the Condensed Consolidated Financial Statements for more detail on these projects.

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

Beyond the current commitments, the Company has no new developments planned. However, the Company is regularly in discussions with health systems, developers and others that could lead to attractive development opportunities. The Company will consider these projects in light of existing obligations, the acquisition environment, capital availability and cost, among other factors.

Dispositions
During the first nine months of 2012, the Company disposed of 16 medical office buildings for an aggregate sales price of $81.4 million. The Company's aggregate net investment in these properties was approximately $67.0 million. The Company recognized impairments of approximately $3.4 million and realized gains on sale of approximately $9.7 million. The average sales price per square foot was approximately $125. Also, during the first nine months of 2012, $21.7 million of mortgage notes receivable were repaid. Net cash proceeds from these dispositions and repayments were used to repay amounts due under the Unsecured

Credit Facility, to fund additional real estate investments, and for general corporate purposes. See Note 3 to the Condensed Consolidated Financial Statements for more information on these dispositions.

Potential Disposition
On November 6, 2012, the Company entered into an agreement to sell a medical office building located in Brevard County, Florida for approximately $2.1 million. If this transaction proceeds to closing, an impairment charge of approximately $7.8 million would be recognized. This property was originally acquired in 1998 as part of the Company's acquisition of Capstone Capital Corporation and was occupied by a single tenant that vacated the premises in July 2010. The property operated at a loss for the nine months ended September 30, 2012. The Company expects the sale to occur during the fourth quarter of 2012.

Expiring Leases
Traditionally, approximately 15%-20% of the leases in the multi-tenanted portfolio expire each year. There were 369 leases scheduled to expire during 2012. Approximately 85% of the leases expiring in 2012 are located in buildings on hospital campuses, are distributed throughout the portfolio and are not concentrated with any one tenant, health system or location. Of the 298 leases that had expired during the first nine months of 2012, approximately 86% of the tenants had renewed, had expressed an intention to renew, or continued to occupy their leased space in a holdover lease arrangement.

Leases on three single tenant net lease properties were scheduled to expire during 2012. During the first quarter of 2012, a lease was signed on one of the properties, a 12,000 square foot property, extending the expiration of the lease for an additional eighteen months to August 2013 at the same lease rate. Leases on the other two properties expired in July 2012. A lease was signed on one of the properties, a 110,000 square foot building, which extended the maturity until July 2013 with an increase in the rental rate. The tenant vacated the other building, a 13,500 square foot property, in July 2012.

Leases on six single tenant net lease properties are scheduled to expire during 2013. Two of the properties are outpatient medical office buildings that the Company anticipates will be vacated by the existing tenants. One of the outpatient medical office buildings is located on a hospital campus and is 12,000 square feet, the other is located off campus and is 110,000 square feet. These properties generated approximately $0.4 million in net operating income during the quarter ended September 30, 2012. At the expiration of the current lease term the properties will be converted to the multi-tenant portfolio and the Company is currently working to lease the properties. The remaining four properties are inpatient rehabilitation hospitals and the Company expects the operator will continue to occupy the facilities.

Other Items Impacting Operations
Several other events that occurred in the third quarter of 2012 or are expected to occur in the fourth quarter of 2012 that may impact the Company’s operations and financial results are as follows:

•
Upon completion of the construction of a building, the Company continues to capitalize interest for a twelve-month period on the unoccupied percentage of the building. The Company completed construction of two buildings during the fourth quarter of 2011 and will cease capitalizing interest on the buildings during the fourth quarter of 2012.  As a result of not capitalizing interest on the two buildings and the increase in occupancy on buildings in which interest is still being capitalized, the Company expects an increase to interest expense in the fourth quarter of 2012 of approximately $1.1 million compared to the third quarter of 2012;

•
The Company completed an equity offering and issued 9,200,000 shares of common stock on September 28, 2012. As a result of having 9,200,000 additional shares of common stock, assuming the Company generated the same level of FFO in the fourth quarter of 2012, FFO per share for the fourth quarter would be a reduction of $0.02 to $0.03 per share; and

•
During the third quarter of 2012, the Company disposed of five properties in which the Company had a net aggregate investment of approximately $24.2 million. The sale of these properties will reduce rental income, net of expenses, by approximately $0.3 million in the fourth quarter of 2012.

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

Same Store Net Operating Income
Net operating income ("NOI") and same store NOI are non-GAAP financial measures of performance. Management considers same store NOI an important supplemental measure because it allows investors, analysts and Company management to measure unlevered property-level operating results and to compare those results to other real estate companies and between periods on a consistent basis. The Company defines NOI as operating revenues (property operating revenue, single-tenant net lease revenue, and rental lease guaranty income) less property operating expenses related specifically to the property portfolio. NOI excludes straight-line rent, general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. NOI may also be adjusted for certain expenses that are related to prior periods or are not considered to be part of the operations of the properties. Properties included in the same store analysis are stabilized properties that have been included in operations and were consistently reported as leased and stabilized properties for the duration of the year-over-year comparison period presented. Accordingly, properties that were recently acquired or disposed of, properties classified as held for sale, and properties in stabilization or conversion are excluded from the same store analysis.

The following table reflects the Company's same store NOI for the three months ended September 30, 2012 and 2011.

			Same Store NOI for the
			Three Months Ended September 30,
(Dollars in thousands)	Number of Properties (1)	Investment at September 30, 2012	2012 (2)	2011 (2)
Multi-tenant Properties	121	$1,463,149	$27,883	$26,550
Single-tenant Net Lease Properties	33	502,927	12,586	12,278
Total	154	$1,966,076	$40,469	$38,828
___________
(1) Mortgage notes receivable, construction in progress, an investment in one unconsolidated joint venture, corporate property and assets classified as held for sale are excluded.
(2) Reconciliation of Same Store NOI:

	Three Months Ended September 30,
(Dollars in thousands)	2012	2011
Rental income	$75,305	$70,004
Rental lease guaranty income (a)	1,286	1,841
Property operating expense	(30,115)	(30,070)
Exclude Straight-line rent revenue	(1,461)	(1,086)
NOI	45,015	40,689
NOI not included in same store	(4,546)	(1,861)
Same store NOI	$40,469	$38,828

(a) Other operating income reconciliation:
Rental lease guaranty income	$1,286	$1,841
Interest income	99	133
Management fee income	40	38
Other	98	49
	$1,523	$2,061

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

The comparability of FFO for the three and nine months ended September 30, 2012 compared to 2011 was primarily impacted by the various acquisitions and dispositions of the Company’s real estate portfolio and the results of operations of the portfolio from period to period. Other items that impacted the comparability of FFO are discussed below:

•
interest expense increased for the three months ended September 30, 2012 compared to the same period in 2011 by approximately $1.0 million, or $0.01 per diluted common share, due mainly to mortgage notes assumed in acquisitions during 2012; while interest expense decreased for the nine months ended September 30, 2012 compared to the same period in 2011 by approximately $1.7 million, or $0.02 per diluted common share, due primarily to the redemption of the senior notes due 2011 (the “Senior Notes due 2011”) in the first quarter of 2011. See Results of Operations for further details on items impacting interest expense;

•
a loss on the extinguishment of debt of approximately $2.0 million, or $0.03 per diluted common share, was recognized during the first quarter of 2011, related to the redemption of the Senior Notes due 2011;

•	a lease termination fee was received in the first quarter of 2012 totaling $1.5 million, or $0.02 per diluted common share, in connection with a property disposition; and

•
general and administrative expenses decreased by approximately $0.8 million and $2.0 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011 mainly due to decreases in compensation and benefit costs and pursuit costs.

The table below reconciles FFO to net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Net Income (Loss) Attributable to Common Stockholders	$5,815	$647	$11,857	$(3,131)
Gain on sales of real estate properties	(6,265)	(1,357)	(9,696)	(1,393)
Impairments	2,860	1,551	7,197	1,698
Real estate depreciation and amortization	23,336	21,709	70,231	62,173
Total adjustments	19,931	21,903	67,732	62,478
Funds from Operations	$25,746	$22,550	$79,589	$59,347
Funds from Operations per Common Share—Basic	$0.34	$0.30	$1.04	$0.83
Funds from Operations per Common Share—Diluted	$0.33	$0.29	$1.02	$0.82
Weighted Average Common Shares Outstanding—Basic	76,712,594	76,139,055	76,534,508	71,478,463
Weighted Average Common Shares Outstanding—Diluted	78,020,971	77,177,114	77,799,291	72,570,555

Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
The Company’s results of operations for the three months ended September 30, 2012 compared to the same period in 2011 were significantly impacted by acquisitions, dispositions, gains on sale and impairments of properties.

	Three Months Ended
	September 30,		Change
(Dollars in thousands, except per share data)	2012	2011	$	%
REVENUES
Rental income	$75,305	$70,004	$5,301	7.6%
Mortgage interest	2,244	1,776	468	26.4%
Other operating	1,523	2,061	(538)	(26.1)%
	79,072	73,841	5,231	7.1%
EXPENSES
Property operating	30,115	30,070	45	0.1%
General and administrative	4,732	5,530	(798)	(14.4)%
Depreciation	21,172	19,150	2,022	10.6%
Amortization	2,554	2,222	332	14.9%
Bad debt, net	40	(353)	393	(111.3)%
	58,613	56,619	1,994	3.5%
OTHER INCOME (EXPENSE)
Interest expense	(18,905)	(17,928)	(977)	5.4%
Interest and other income, net	204	199	5	2.5%
	(18,701)	(17,729)	(972)	5.5%
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,758	(507)	2,265	446.7%
DISCONTINUED OPERATIONS
Income from discontinued operations	672	1,352	(680)	(50.3)%
Impairments	(2,860)	(1,551)	(1,309)	84.4%
Gain on sales of real estate properties	6,265	1,357	4,908	361.7%
INCOME FROM DISCONTINUED OPERATIONS	4,077	1,158	2,919	252.1%
NET INCOME	5,835	651	5,184	796.3%
Less: Net income attributable to noncontrolling interests	(20)	(4)	(16)	400.0%
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,815	$647	$5,168	798.8%
EARNINGS PER COMMON SHARE
Net income attributable to common stockholders - Basic	$0.08	$0.01	$0.07	700.0%
Net income attributable to common stockholders - Diluted	$0.07	$0.01	$0.06	600.0%

Total revenues from continuing operations for the three months ended September 30, 2012 increased $5.2 million, or 7.1%, compared to the same period in 2011, as discussed below:

Rental income is comprised of the following:

	Three Months Ended
	September 30,		Change
(Dollars in thousands, except per share data)	2012	2011	$	%
Property operating	$60,982	$56,265	$4,717	8.4%
Single-tenant net lease	12,862	12,653	209	1.7%
Straight-line rent	1,461	1,086	375	34.5%
Total Rental income	$75,305	$70,004	$5,301	7.6%

•
Property operating income increased mainly due to the recognition of additional revenue of approximately $2.4 million from the Company’s 2011 and 2012 real estate acquisitions, approximately $1.2 million from properties that were previously under construction that commenced operations during 2011 and 2012, and approximately $0.8 million from new leasing activity and annual rent increases. Also, the Company began recognizing the underlying tenant rental income on properties whose single-tenant net leases had expired, resulting in approximately $0.3 million in additional income in 2012 compared to 2011.

•
Single-tenant net lease revenues increased approximately $0.3 million from the Company's 2012 real estate acquisitions and approximately $0.2 million of additional revenue related to leasing activity and annual rent increases. These increases are partially offset by a reduction in revenue due to the expiration of a single-tenant net lease in 2011 of approximately $0.3 million.

•	Straight-line rent increased mainly due to new leases subject to straight-lining on properties acquired in 2011 and 2012, as well as lease renewals.

•
Mortgage interest increased mainly due to approximately $0.9 million in interest earned from additional fundings on existing construction mortgage notes and approximately $0.1 million from new mortgage notes. These amounts are offset by a reduction of approximately $0.5 million from the repayment of mortgage notes.

•
Other operating income decreased mainly due to the expiration of lease guaranty support payments in the third quarter of 2011 related to two properties in New Orleans which totaled approximately $0.5 million per quarter.

Total expenses for the three months ended September 30, 2012 increased $2.0 million, or 3.5%, compared to the same period in 2011, as discussed below:

•
Property operating expense increased mainly due to the recognition of additional expenses totaling approximately $0.8 million from the Company’s 2011 and 2012 real estate acquisitions and $0.9 million from properties that were previously under construction that commenced operations during 2011 and 2012. Also, the Company began recognizing the underlying tenant rental expense on properties whose single-tenant leases had expired, resulting in approximately $0.1 million in additional expense in 2012 compared to 2011. These increases were partially offset by overall decreases in real estate tax expenses of approximately $1.9 million.

•	General and administrative expense decreased mainly due to decreases in compensation and benefit costs of approximately $0.2 million and project costs of approximately $0.6 million.

•
Depreciation expense increased approximately $0.7 million related to the Company’s 2011 and 2012 real estate acquisitions and $0.8 million related to properties previously under construction that commenced operations during 2011. The remaining $0.5 million increase related to various building and tenant improvement expenditures.

•	Amortization expense increased as a result of lease intangibles recognized on properties acquired in 2011 and 2012.

Other income (expense) for the three months ended September 30, 2012 changed unfavorably by $1.0 million, or 5.5%, compared to the same period in 2011 due mainly to a decrease in capitalized interest of approximately $0.9 million, as well as interest recognized on mortgage notes payable assumed by the Company as part of the 2011 real estate acquisitions of approximately $0.4 million, offset partially by a decrease in interest expense of approximately $0.2 million on the Unsecured Credit Facility due to a lower weighted average balance outstanding in 2012 as compared to 2011.

Income from discontinued operations for the three months ended September 30, 2012 totaled $4.1 million compared to $1.2 million for the three months ended September 30, 2011. These amounts include the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of September 30, 2012. See Note 3 to the Condensed Consolidated Financial Statements for more detail.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
The Company’s results of operations for the nine months ended September 30, 2012 compared to the same period in 2011 were significantly impacted by acquisitions, dispositions and impairments of properties, as well as lower interest expense.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands, except per share data)	2012	2011	$	%
REVENUES
Rental income	$222,479	$203,446	$19,033	9.4%
Mortgage interest	6,575	5,250	1,325	25.2%
Other operating	4,664	6,400	(1,736)	(27.1)%
	233,718	215,096	18,622	8.7%
EXPENSES
Property operating	87,970	85,108	2,862	3.4%
General and administrative	14,514	16,467	(1,953)	(11.9)%
Depreciation	63,098	55,496	7,602	13.7%
Amortization	7,631	5,777	1,854	32.1%
Bad debt, net	149	(82)	231	(281.7)%
	173,362	162,766	10,596	6.5%
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	(1,986)	1,986	(100.0)%
Interest expense	(55,814)	(57,546)	1,732	(3.0)%
Interest and other income, net	711	618	93	15.0%
	(55,103)	(58,914)	3,811	(6.5)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,253	(6,584)	11,837	179.8%
DISCONTINUED OPERATIONS
Income from discontinued operations	4,145	3,789	356	9.4%
Impairments	(7,197)	(1,698)	(5,499)	323.9%
Gain on sales of real estate properties	9,696	1,393	8,303	596.1%
INCOME FROM DISCONTINUED OPERATIONS	6,644	3,484	3,160	90.7%
NET INCOME (LOSS)	11,897	(3,100)	14,997	(483.8)%
Less: Net income attributable to noncontrolling interests	(40)	(31)	(9)	29.0%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,857	$(3,131)	$14,988	(478.7)%
EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) attributable to common stockholders - Basic	$0.15	$(0.04)	$0.19	(475.0)%
Net income (loss) attributable to common stockholders - Diluted	$0.15	$(0.04)	$0.19	(475.0)%

Total revenues from continuing operations for the nine months ended September 30, 2012 increased $18.6 million, or 8.7%, compared to the same period in 2011, as discussed below:

Rental income is comprised of the following:

	Nine Months Ended
	September 30,		Change
(Dollars in thousands, except per share data)	2012	2011	$	%
Property operating	$180,323	$160,854	$19,469	12.1%
Single-tenant net lease	37,903	39,150	(1,247)	(3.2)%
Straight-line rent	4,253	3,442	811	23.6%
Total Rental income	$222,479	$203,446	$19,033	9.4%

•
Property operating income increased mainly due to the recognition of additional revenue of approximately $10.9 million from the Company’s 2011 and 2012 real estate acquisitions, approximately $3.1 million from properties that were previously under construction that commenced operations during 2011 and 2012, and approximately $4.3 million from new leasing activity and annual rent increases. Also, the Company began recognizing the underlying tenant rental income on properties whose single-tenant net leases had expired, resulting in approximately $1.2 million in additional income in 2012 compared to 2011.

•
Single-tenant net lease revenues decreased approximately $0.6 million due to the expiration in 2011 of an agreement with one operator which provided the Company replacement rent and approximately $2.4 million relating to the expiration of seven single-tenant net leases in 2011. These decreases are partially offset by the recognition of additional revenue of approximately $0.7 million from the Company’s 2012 real estate acquisitions, as well as annual contractual rent increases and new lease activity of approximately $1.1 million.

•	Straight-line rent increased mainly due to new leases subject to straight-lining on properties acquired in 2011 and 2012, as well as lease renewals.

•
Mortgage interest increased mainly due to approximately $2.8 million in interest earned from additional fundings on existing construction mortgage notes, offset partially by a reduction of approximately $1.5 million from the repayment of mortgage notes.

•
Other operating income decreased mainly due to the expiration of lease guaranty support payments in the third quarter of 2011 related to two properties in New Orleans which totaled approximately $1.5 million.

Total expenses for the nine months ended September 30, 2012 increased $10.6 million, or 6.5%, compared to the same period in 2011, as discussed below:

•
Property operating expense increased mainly due to the recognition of additional expenses totaling approximately $3.6 million from the Company’s 2011 and 2012 real estate acquisitions and $2.9 million from properties that were previously under construction that commenced operations during 2011 and 2012. Also, the Company began recognizing the underlying tenant rental expense on properties whose single-tenant leases had expired, resulting in approximately $0.6 million in additional expense in 2012 compared to 2011. These increases were partially offset by overall decreases in real estate tax expenses of approximately $3.2 million, utilities of approximately $0.5 million and general maintenance and repair expenses of approximately $0.5 million.

•	General and administrative expenses decreased mainly due to decreases in compensation and benefit costs of approximately $0.8 million and project costs of approximately $1.0 million.

•
Depreciation expense increased mainly due to approximately $3.3 million in additional depreciation recognized related to the Company’s 2011 and 2012 real estate acquisitions and $2.4 million related to properties previously under construction that commenced operations during 2011. The remaining $1.9 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvement expenditures.

•	Amortization expense increased mainly due to an increase in lease intangibles from properties acquired in 2011 and 2012.

Other income (expense) for the nine months ended September 30, 2012 changed favorably by $3.8 million, or 6.5%, compared to the same period in 2011 due mainly to a decrease in interest expense of approximately $5.5 million and an extinguishment of debt charge of approximately $2.0 million relating the redemption of the Senior Notes due 2011 in the first quarter of 2011, partially offset by additional interest recognized in 2012 of approximately $1.7 million on new mortgage notes and approximately $0.5 million on the Unsecured Credit Facility due to a higher weighted average principal balance outstanding in 2012 compared to 2011, as well as a decrease in capitalized interest of approximately $1.6 million.

Income from discontinued operations for the nine months ended September 30, 2012 totaled $6.6 million compared to $3.5 million for the nine months ended September 30, 2011. These amounts include the results of operations, a lease termination fee of $1.5 million recognized in 2012, impairments and gains on sale related to assets classified as held for sale or disposed of as of September 30, 2012. See Note 3 to the Condensed Consolidated Financial Statements for more detail.

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent and interest receipts from its real estate and mortgage portfolio based on contractual arrangements with its tenants, sponsors, and borrowers, borrowings under its Unsecured Credit Facility, proceeds from the sales of real estate properties or the repayments of mortgage notes receivable or proceeds from public or private debt or equity offerings. At September 30, 2012, the Company had $34.0 million outstanding under its Unsecured Credit Facility with a weighted average interest rate of approximately 1.73% and a remaining borrowing capacity of approximately $666.0 million. The Company’s primary uses of cash include dividend distributions, debt service payments (including principal and interest), real estate investments (including acquisitions and construction advances), as well as property operating and general and administrative expenses. Sources and uses of cash are detailed in the table below, as well as in the Company’s Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2012	2011	$	%
Cash and cash equivalents, beginning of period	$4,738	$113,321	$(108,583)	(95.8)%
Net cash provided by operating activities	72,272	67,246	5,026	7.5%
Net cash used in investing activities	(18,544)	(251,848)	233,304	(92.6)%
Net cash provided by (used in) financing activities	(49,685)	75,335	(125,020)	(166.0)%
Cash and cash equivalents, beginning of period	$8,781	$4,054	$4,727	116.6%

Operating Activities
Cash flows provided by operating activities improved for the nine months ended September 30, 2012 compared to the same period in 2011 increasing from $67.2 million in 2011 to $72.3 million in 2012. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.

Investing Activities
Cash flows used in investing activities decreased during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to an overall reduction in acquisitions and mortgage note financings during 2012 compared to 2011 and from proceeds received in 2012 from dispositions and mortgage note repayments.

Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2012 were approximately $49.7 million resulting mainly from the payment of the Company's quarterly dividends. During 2012, the Company also generated cash flows from the issuance of 9,200,000 shares of common stock. Net proceeds from the equity offering reduced the outstanding balance on the Unsecured Credit Facility. Cash flows provided by financing activities for the nine months ended September 30, 2011 were approximately $75.3 million. In 2011, the Company redeemed its Senior Notes due 2011 totaling approximately $280.2 million and paid quarterly dividends totaling approximately $65.9 million. These amounts were funded generally from cash on hand, cash generated from operations, borrowings on the Unsecured Credit Facility and proceeds from the issuance of common stock of $251.8 million.

Contractual Obligations
The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments at September 30, 2012, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company’s material contractual obligations for the remainder of 2012 through

2013 are included in the table below. At September 30, 2012, the Company had no purchase or long-term capital lease obligations.

(Dollars in thousands)	Remainder of 2012	2013	Total
Long-term debt obligations, including interest (1)	$11,559	$89,049	$100,608
Operating lease commitments (2)	790	3,894	4,684
Tenant improvements (3)	—	—	—
Construction mortgage note obligations (4)	22,769	85,438	108,207
Pension obligations (5)	—	—	—
Total contractual obligations	$35,118	$178,381	$213,499
 ______________
(1) Includes estimated interest due on total debt other than on the Unsecured Credit Facility. Note 4 to the Company’s Condensed Consolidated Financial Statements provides more detail on the Company’s notes and bonds payable.
(2) Includes primarily the corporate office lease and ground leases related to various properties for which the Company is currently making payments.
(3) The Company has various first-generation tenant improvement budgeted amounts remaining as of September 30, 2012 of approximately $33.2 million related to properties developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company cannot predict when or if these amounts will be expended and, therefore, has not included estimated fundings in the table above.
(4) Represents the Company’s remaining funding commitment as of September 30, 2012 on two construction mortgage notes.
(5) At December 31, 2011, the last measurement date, one employee, the Company’s chief executive officer, was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $29.0 million as of December 31, 2011. However, because the Company’s chief executive officer has no present intention to retire, the Company has not projected when the retirement benefits would be paid to the officer in this table. At September 30, 2012, the Company had recorded a $16.2 million liability, included in other liabilities, related to its pension plan obligations.

As of September 30, 2012, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 41.7%. The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations. In accordance with this definition, the Company’s earnings from continuing operations for the nine months ended September 30, 2012 covered its fixed charges with a ratio of 1.01 to 1.00. The Company’s earnings calculated in accordance with its fixed charge covenant ratio under its Unsecured Credit Facility, which is based on a rolling four quarter calculation, covered its fixed charges by 2.3 times.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2012, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Security Deposits and Letters of Credit
As of September 30, 2012, the Company had approximately $6.6 million in letters of credit, security deposits, or capital replacement reserves for the benefit of the Company in the event the obligated lessee or operator fails to make payments under the terms of their respective lease. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases.

Subsequent Acquisitions
In October 2012, the Company acquired two MOBs located in Tennessee and Washington for an aggregate purchase price of $20.4 million. The buildings aggregate approximately 86,570 square feet and are approximately 94% leased on average.

Potential Disposition
On November 6, 2012, the Company entered into an agreement to sell a medical office building located in Brevard County, Florida for approximately $2.1 million. If this transaction proceeds to closing, an impairment charge of approximately $7.8 million would be recognized. This property was originally acquired in 1998 as part of the Company's acquisition of Capstone Capital Corporation and was occupied by a single tenant that vacated the premises in July 2010. The property operated at a loss for the nine months ended September 30, 2012. The Company expects the sale to occur during the fourth quarter of 2012.

Development Activity
The Company had several development projects ongoing at September 30, 2012, including two construction mortgage notes and 12 properties in the process of stabilization subsequent to construction. See Note 6 to the Condensed Consolidated Financial Statements for more detail on these projects. A summary of these development projects is detailed in the following table.

(Dollars in thousands)	Number of Properties	Funded During Three Months Ended September 30, 2012	Total Amount Funded Through September 30, 2012	Estimated Remaining Budget	Estimated Total Budget	Approximate Square Feet
Construction mortgage notes	2	$25,713	$94,407	$108,207	$202,614	386,000
Stabilization in progress (1)	12	6,991	395,494	14,491	409,985	1,282,716
Construction in progress	0	—	—	—	—	—
Total	14	$32,704	$489,901	$122,698	$612,599	1,668,716
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

Equity Offering
On September 28, 2012, the Company sold 9,200,000 shares of common stock, par value $0.01 per share, at $22.85 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, were approximately $201.1 million. The proceeds from the offering are being used for the funding of two build-to-suit healthcare facilities, the acquisition of healthcare facilities, and other general corporate purposes, including the repayment of debt. Pending such uses, the proceeds were applied to the Unsecured Credit Facility.

At-The-Market Equity Offering Program
Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of its common stock from time to time in at-the-market sales transactions. The Company has not sold any shares under this program since July 2011 and had 2,791,300 authorized shares remaining to be sold under the current sales agreement at September 30, 2012.

Dividends
The Company paid aggregate dividends during the first nine months of 2012 of $0.90 per share. On October 30, 2012, the Company’s Board of Directors declared a common stock cash dividend for the three months ended September 30, 2012 of $0.30 per share, payable on November 30, 2012 to shareholders of record on November 15, 2012. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Risk Factors,” the ability of the Company to pay dividends is dependent upon its ability to generate funds from operations and cash flows and to make accretive new investments.

Liquidity
Net cash provided by operating activities was $72.3 million and $67.2 million for the nine months ended September 30, 2012 and 2011, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, borrowings under the Unsecured Credit Facility, proceeds from sales of real estate investments, proceeds from mortgage note repayments, or additional capital market financings, including the Company’s at-the-market equity offering program, or other debt or equity offerings. The Company also had unencumbered real estate assets with a cost of approximately $2.3 billion at September 30, 2012, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended September 30, 2012, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company is a co-defendant in a lawsuit initially filed June 28, 2011 in the District Court of Collin County, Texas captioned James P. Murphy, JPM Realty Property Management, Inc., and Rainier Medical Investments LLC v. LandPlan Development Corp., LandPlan Medical, L.P., Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, Medland L.P., Texas Land Management, L.L.C., Jim Williams, Jr., Reed Williams, and Healthcare Realty Trust, Inc. The original plaintiffs, James P. Murphy and JPM Realty Property Management, Inc. (the “Murphy Plaintiffs”) allege they are due a real estate commission arising out of the sale of certain real property in Frisco, Texas (“the Frisco Property”). Certain affiliates of the Company purchased the Frisco Property in December 2010 from Frisco Surgery Center Limited, Frisco POB I Limited, Frisco POB II Limited, and Medland L.P. (collectively, the “Sellers”). The Murphy Plaintiffs assert breach of contract and common law business tort theories in pursuit of their claim for a commission in the amount of $1.34 million, as well as unspecified punitive damages. The Company denies any liability to the Murphy Plaintiffs and filed a motion for summary judgment with the court as to their claims. The Company’s motion for summary judgment was partially granted as to the Murphy Plaintiffs’ breach of contract claims and third party beneficiary claims on April 19, 2012. The Murphy Plaintiffs' remaining claims against the Company were dismissed on summary judgment on July 22, 2012. The Company was served with an amended complaint in the case on or about February 28, 2012 in which Rainier Medical Investments LLC (“Rainier”) joined as a plaintiff. Rainier alleges breach of contract, unfair competition, breach of fiduciary duty, and various common law business tort and equitable claims against the Company arising out of the Company’s alleged exclusion of Rainier from participation as an investor in the Frisco Property acquisition. Rainier seeks compensatory and punitive damages in excess of $10 million. The Company denies any liability to Rainier and will defend the claims vigorously. Discovery is ongoing and a trial date is scheduled in March 2013.

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

Item 6. Exhibits.

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee)(3)

Exhibit 4.3	Form of 5.125% Senior Note Due 2014(3)

Exhibit 4.4	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.5	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto)(4)

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.7	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto)(5)

Exhibit 10.1	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and David R. Emery(6)

Exhibit 10.2	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and Scott W. Holmes(6)

Exhibit 10.3	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and John M. Bryant, Jr.(6)

Exhibit 10.4	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and Todd J. Meredith(6)
Exhibit 10.5	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and B. Douglas Whitman, II(6)

Exhibit 10.6	Healthcare Realty Trust Incorporated Executive Incentive Program(6)

Exhibit 10.7	Third Amendment to Long-Term Incentive Program, dated July 31, 2012(6)

Exhibit 10.8	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors(6)

Exhibit 10.9	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers(6)

Exhibit 10.10	Underwriting Agreement dated September 25, 2012 by and among the Company and Barclays Capital Inc. and J.P. Morgan Securities LLC(7)

Exhibit 10.11	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012 (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

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
(6) Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2012 and hereby incorporated by reference.
(7) Filed as an exhibit to the Company’s Form 8-K filed September 25, 2012 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ SCOTT W. HOLMES
Scott W. Holmes Executive Vice President and Chief Financial Officer

Date:	November 7, 2012

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to HSBC Bank USA, National Association, as Trustee, (formerly Wachovia Bank, National Association, as Trustee)(3)

Exhibit 4.3	Form of 5.125% Senior Note Due 2014(3)

Exhibit 4.4	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.5	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto)(4)

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.7	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto)(5)

Exhibit 10.1	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and David R. Emery(6)

Exhibit 10.2	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and Scott W. Holmes(6)

Exhibit 10.3	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and John M. Bryant, Jr.(6)

Exhibit 10.4	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and Todd J. Meredith(6)

Exhibit 10.5	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Healthcare Realty Trust Incorporated and B. Douglas Whitman, II(6)

Exhibit 10.6	Healthcare Realty Trust Incorporated Executive Incentive Program(6)

Exhibit 10.7	Third Amendment to Long-Term Incentive Program, dated July 31, 2012(6)

Exhibit 10.8	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors(6)

Exhibit 10.9	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers(6)

Exhibit 10.10	Underwriting Agreement dated September 25, 2012 by and among the Company and Barclays Capital Inc. and J.P. Morgan Securities LLC(7)

Exhibit 10.11	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012 (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 7 to the Condensed Consolidated Financial Statements)

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
(6) Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2012 and hereby incorporated by reference.
(7) Filed as an exhibit to the Company’s Form 8-K filed September 25, 2012 and hereby incorporated by reference.