Form 10-K
period 2012-12-31
HEALTHCARE REALTY TRUST INC
filed 2013-02-20
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to
Commission File Number: 001-11852
__________________________________________________
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
None
(Title of Class)
__________________________________________________

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2012) of the Registrant held by non-affiliates on June 30, 2012 was approximately $1,827,173,892.
As of January 31, 2013, 88,846,951 shares of the Registrant’s common stock were outstanding.
________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2013 are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS
Overview
Healthcare Realty Trust Incorporated (“Healthcare Realty” or the “Company”) was incorporated in Maryland in 1993 and is a self-managed and self-administered real estate investment trust (“REIT”) that owns, acquires, manages, finances and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company focuses its portfolio on outpatient-related facilities located on or near the campuses of large acute care hospitals and associated with leading health systems because management views these facilities as stable, lower-risk real estate investments. In addition to consistent growth in demand for outpatient services, management believes that the Company's diversity of tenants, which includes over 30 physician specialties, as well as surgery, imaging, and diagnostic centers, lowers the Company's overall financial and operational risk.
The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to net income distributed to its stockholders. See "Risk Factors" in Item 1A for a discussion of risks associated with qualifying as a REIT.
Real Estate Properties
The Company had investments of approximately $3.0 billion in 207 real estate properties and mortgages at December 31, 2012. The Company provided property management services for 147 healthcare-related properties nationwide, totaling approximately 10.1 million square feet as of December 31, 2012. The Company’s real estate property investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements.

	Number of Investments	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)		Amount	%	Footage	%
Owned properties:
Multi-tenant leases
Medical office/outpatient	146	$1,770,468	59.1%	9,631	70.8%
Medical office—stabilization in progress	12	405,941	13.6%	1,283	9.4%
Other	2	19,950	0.7%	256	1.9%
	160	2,196,359	73.4%	11,170	82.1%
Single-tenant net leases
Medical office/outpatient	19	200,533	6.7%	1,026	7.5%
Inpatient	15	368,144	12.3%	1,169	8.6%
Other	8	26,440	0.9%	243	1.8%
	42	595,117	19.9%	2,438	17.9%

Construction in progress	—	—	—	—	—
Land held for development	—	25,171	0.8%	—	—
Corporate property	—	15,037	0.5%	—	—
	—	40,208	1.3%	—	—
Total owned properties	202	2,831,684	94.6%	13,608	100.0%

Mortgage notes receivable:
Medical office/outpatient	2	60,592	2.0%	—	—
Inpatient	1	61,599	2.1%	—	—
Other	1	40,000	1.3%	—	—
	4	162,191	5.4%	—	—
Unconsolidated joint venture:
Other	1	1,266	—	—	—
	1	1,266	—	—	—
Total real estate investments	207	$2,995,141	100.0%	13,608	100.0%

The following table details occupancy of the Company’s owned properties by facility type as of December 31, 2012 and 2011.

	Investment at Dec. 31, 2012 (1) (in thousands)	Percentage of Square Feet (1)	Occupancy (1)
			2012	2011
Medical office/outpatient	$2,376,942	87.7%	86.5%	86.0%
Inpatient	368,144	8.6%	100.0%	100.0%
Other	46,390	3.7%	83.4%	76.2%
Total	$2,791,476	100.0%	87.7%	87.0%

(1)
The investment and percentage of square feet columns include all owned real estate properties, but exclude land held for development and corporate property. The occupancy columns represent the percentage of total rentable square feet leased (including month-to-month and holdover leases), excluding 12 and 10 properties, respectively, in stabilization, and 1 and 15 properties, respectively, classified as held for sale as of December 31, 2012 and 2011. Properties under property operating or single-tenant net lease agreements are included at 100% occupancy. Upon expiration of these agreements, occupancy reflects underlying tenant leases in the building.

As of December 31, 2012, the weighted average remaining years to maturity pursuant to the Company’s long-term single-tenant net leases, property operating agreements, and multi-tenant occupancy leases was approximately 6.8 years, with expirations through 2032. The table below details the Company’s lease maturities as of December 31, 2012, excluding one property classified as held for sale.

	Annualized Minimum Rents (1) (in thousands)	Number of Leases		Average Percentage of Revenues	Total Square Feet
		Multi-Tenant Properties	Single-Tenant Net Lease Properties
Expiration Year
2013	$49,118	443	6	18.8%	1,858,239
2014	46,217	399	10	17.7%	1,864,567
2015	29,003	286	—	11.1%	1,139,552
2016	24,976	207	5	9.6%	929,068
2017	28,810	183	5	11.0%	1,246,360
2018	14,250	106	—	5.5%	649,530
2019	9,178	50	1	3.5%	315,690
2020	11,289	38	1	4.3%	419,451
2021	9,199	42	3	3.5%	405,025
2022	13,447	48	3	5.2%	557,061
Thereafter	25,294	46	8	9.8%	900,512

(1)
Represents the annualized minimum rents on leases in-place as of December 31, 2012, excluding the impact of potential lease renewals, future increases in rent, shortfall income under property operating agreements and straight-line rent that may be recognized relating to the leases.

Mortgage Notes Receivable
All of the Company’s $162.2 million of mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the notes until maturity. As such, the loans are carried at amortized cost. Also, all of the Company’s mortgage notes receivable are secured by existing buildings or buildings under construction. See Note 3 to the Consolidated Financial Statements for details of these mortgage notes.
Business Strategy
Healthcare Realty's strategy is to own and operate healthcare properties, primarily medical office buildings and outpatient-related facilities, that produce stable and growing rental income. To execute its strategy of managing and growing its portfolio of healthcare properties, the Company undertakes a broad spectrum of real estate services including property management, leasing, acquisition, development, financing and disposition. The Company focuses its portfolio on facilities located on or near the campuses of large, acute care hospitals and associated with leading health systems because management views these facilities as more stable and lower-risk over time. Management also seeks to lower the Company's overall financial and operational risk not only by owning properties in diverse geographic locations but also through the diversity of its tenants, which include over 30 physician specialties, as well as surgery, imaging, cancer, and diagnostic centers.
According to the Centers for Medicare & Medicaid Services, the nation's overall healthcare spending in 2011 was $2.7 trillion, representing 17.9% of the nation's gross domestic product (“GDP”). Total healthcare spending is expected to grow and could reach an estimated 19.6% of GDP by 2021. Historically, more than half of the nation's healthcare spending has been received by outpatient-related facility tenants. The aging population is a key driver of healthcare utilization in the U.S., with the population cohort over the age of 65 expected to increase from 13.3% of the population in 2011 to 16.1% by 2020. According to the US Census Bureau, those over 65 years of age visit physician offices 6.9 times each year, compared to 2.3 times for those under 45 years old. As a result of these spending and utilization pressures, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) was enacted, in part, to shift more care from higher-cost, inpatient settings to lower-cost, outpatient settings. The Company, with its portfolio of outpatient properties, stands to benefit from this continuing shift of healthcare delivery settings.
The Company plans to continue to meet its liquidity needs, including funding investments, paying dividends, repaying maturing debt and funding other debt service, with:

•	available cash on hand;

•	cash flows from operations;

•	borrowings under its $700 million unsecured credit facility due 2017 (the “Unsecured Credit Facility”);

•	proceeds from mortgage notes receivable repayments;

•	proceeds from the sale of real estate assets; and

•	capital market transactions.
See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 and “Risk Factors” in Item 1A of this report for more discussion of the Company's liquidity and capital resources.
Acquisitions and Dispositions
2012 Acquisitions and Dispositions
The Company acquired seven properties in 2012 for a total purchase price of approximately $104.6 million, including assumed mortgage notes payable of $4.9 million. The $10.7 million purchase price for one property was offset by the repayment of a $9.9 million construction mortgage note receivable provided by the Company to fund the development of the property prior to 2012.
The Company also sold 19 real estate properties in 2012 for a total sales price of approximately $91.5 million, generating net proceeds of approximately $74.8 million and seller-financed mortgage notes of approximately $11.2 million, $7.5 million of which were repaid as of December 31, 2012. The Company recognized approximately $10.9 million in gains and approximately $11.1 million in impairments from the sale of the properties.
Six mortgage notes receivable totaling approximately $24.7 million were repaid in 2012, including the $9.9 million construction mortgage note receivable and the $7.5 million of seller-financed mortgage notes, both described above.
See Note 4 to the Consolidated Financial Statements for more information on these acquisitions and dispositions.
2013 Acquisition
In January 2013, the Company purchased a 52,225 square foot medical office building in Tennessee for a purchase price of $16.2 million. See Note 4 to the Consolidated Financial Statements for more information on this acquisition.

Development Activity
As of December 31, 2012, the Company had two construction mortgage loans under which the Company had funded $118.4 million as of December 31, 2012 and 12 properties in the process of stabilization subsequent to construction in which the Company had a $405.9 million investment. See Note 14 to the Consolidated Financial Statements for more detail on these projects.
Contractual Obligations
As of December 31, 2012, the Company had long-term contractual obligations of approximately $2.0 billion, consisting primarily of $1.3 billion of long-term debt obligations and $0.4 million of related interest. For a more detailed description of these contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations,” in Item 7 of this report.
Competition
The Company competes for the acquisition and development of real estate properties with private investors, healthcare providers, other REITs, real estate partnerships and financial institutions, among others. The business of acquiring and developing new healthcare facilities is highly competitive and is subject to price, construction and operating costs, and other competitive pressures. Some of the Company's competitors are larger than the Company and have lower costs of capital.
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
Government Regulation
The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation at the federal, state, and local levels, including laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Law, False Claims Act, and Health Insurance Portability and Accountability Act of 1996. These laws and regulations establish, among other things, requirements for state licensure and criteria for medical tenants to participate in government-sponsored reimbursement programs, such as the Medicare and Medicaid programs. The Company's leases generally require the tenant to comply with all applicable laws relating to the tenant's use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs would have a material adverse effect on the tenant's ability to make lease payments and could impact facility revenues to the Company.
The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. Government healthcare spending has increased over time; however, changes from year to year in reimbursement methodology, rates and other regulatory requirements have resulted in a challenging operating environment for healthcare providers. Aggregate spending on government reimbursement programs for healthcare services is expected to continue to rise significantly over the next 20 years with population growth and the anticipated expansion of public insurance programs for the uninsured and senior populations. However, the profitability of providing care to the rising number of Medicare and Medicaid patients may decline, which could adversely affect tenants' ability to make lease payments to the Company.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) was signed into law to provide for comprehensive reform of the United States' healthcare system and extend health insurance benefits to the uninsured population, with the potential to alleviate high uncompensated care expense to healthcare providers. However, the law also increases regulatory scrutiny of providers by federal and state administrative authorities; lowers annual increases in Medicare payment rates; and will gradually implement significant cost-saving measures to lower the growth of healthcare spending, while also requiring improved access and quality of care, thus presenting the industry and its individual participants with uncertainty. On June 28, 2012, the United States Supreme Court upheld the constitutionality of most of the Health Reform Law; however, legal challenges to certain items remain ongoing. The implementation of the law, in whole or in part, could affect the economic performance of some or all of the Company's tenants and borrowers. The Company cannot predict the degree to which these changes may affect indirectly the economic performance of the Company, positively or negatively.
On January 2, 2013, the passage of the American Taxpayer Relief Act of 2012 (the "Relief Act”) delayed for two months the federal deficit reduction measures that were to be implemented according to the Budget Control Act of 2011, which required an automatic budget sequestration with across-the-board cuts in federal spending totaling $1.2 trillion, including up to 2% cuts to Medicare and other federal healthcare programs. The Relief Act also delayed for one year a scheduled cut in Medicare payment rates for physician and outpatient services. During the first quarter of 2013, Congress must legislate further deficit reduction measures, beyond the budget sequestration and physician Medicare requirements, in order to accommodate federal debt ceiling limitations, which the Relief Act did not address. If these measures or other federal budget negotiations ultimately require cuts to Medicare and other federal healthcare programs, lower provider reimbursement rates could affect the economic performance of some or all of the Company's tenants.
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
Legislative Developments
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation currently under consideration, recently enacted or in the process of implementation include:

•	the Health Reform Law;

•	proposals to repeal certain measures within the Health Reform Law;

•	proposals by individual states to opt out of the Health Reform Law in whole or in part;

•
cost-saving measures by federal and state governments to reduce budget deficits and lower Medicare and Medicaid spending growth, including federal budget-wide cuts of 2% currently planned for March 2013, and to address the requirements of the federal debt ceiling and resolve the federal budget for 2013, among other initiatives of fiscal austerity;

•
quality control, cost containment, and payment system reforms for Medicaid, Medicare and other public funding, such as expansion of pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•
creation of state health insurance exchanges and the implementation of regulations governing their operation, whether run by the state or by the federal government, and whereby individuals and small businesses will purchase health insurance, including government-funded plans;

•
reform of the Medicare physician fee-for-service reimbursement formula that dictates annual updates in Medicare payment rates for physician services, which in recent years has called for significant reductions in its “Sustainable Growth Rate.” As part of the Relief Act, Congress continued its practice of extending physician Medicare rates, currently through December 31, 2013, with some members of Congress calling for a more long-term solution prior to 2014;

•
prohibitions on additional types of contractual relationships between physicians and the healthcare facilities and providers to which they refer or in which they have an ownership interest, and related information-collection activities;

•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;

•	heightened health information technology security standards for healthcare providers;

•	increased government scrutiny of medical errors and conditions acquired inside health facilities;

•	patient and drug safety initiatives;

•	re-importation of pharmaceuticals;

•	pharmaceutical drug pricing and compliance activities under Medicare part D;

•	tax law changes affecting non-profit providers;

•	immigration reform and related healthcare mandates;

•	modifications to increase requirements for facility accessibility by persons with disabilities; and

•	facility requirements related to earthquakes and other disasters, including structural retrofitting.
The Company cannot predict whether any proposals will be fully implemented, adopted, repealed, or amended, or what effect, whether positive or negative, such proposals would have on the Company's business.
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
Insurance
The Company carries comprehensive liability insurance and property insurance covering its owned and managed properties, including those held under long-term ground leases. In addition, tenants under long-term single-tenant net leases are required to carry property insurance covering the Company’s interest in the buildings. The Company has also obtained title insurance with respect to each of the properties it owns, insuring that the Company holds title to each of the properties free and clear of all liens and encumbrances except those approved by the Company.

Employees
At December 31, 2012, the Company employed 244 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
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
ITEM 1A. RISK FACTORS
The following are some of the risks and uncertainties that could negatively affect the Company’s financial condition, results of operations, business and prospects. These risks, as well as the risks described in Item 1 under the headings “Competition,” “Government Regulation,” “Legislative Developments,” and “Environmental Matters,” and in Item 7 under the heading “Disclosure Regarding Forward-Looking Statements” should be carefully considered before making an investment decision regarding the Company. The risks and uncertainties described below are not the only ones facing the Company, and there may be additional risks that the Company does not presently know of or that the Company currently considers not likely to have a significant impact. If any of the events underlying the following risks actually occurred, the Company’s business, financial condition and operating results could suffer, and the trading price of its common stock could decline.
The Company's expected results may not be achieved.
The Company's expected results may not be achieved, and actual results may differ materially from expectations. This may be the result of various factors, including, but not limited to: changes in the economy; the availability and cost of capital at favorable rates; changes to facility-related healthcare regulations; changes in interest rates; competition for quality assets; negative developments in the operating results or financial condition of the Company's tenants, including, but not limited to, their ability to pay rent and repay loans; the Company's ability to reposition or sell facilities with profitable results; the Company's ability to re-lease space at similar rates as vacancies occur; the Company's ability to timely reinvest proceeds from the sale of assets at similar yields; government regulations affecting tenants' Medicare and Medicaid reimbursement rates and operational requirements; unanticipated difficulties and/or expenditures relating to future acquisitions and developments; changes in rules or practices governing the Company's financial reporting; and other legal and operational matters.

The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future.
As of December 31, 2012, the Company had approximately $1.3 billion of outstanding indebtedness and the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was 43.3%. Covenants under the Unsecured Credit Facility and the indenture governing the Company’s senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flow from operations to the payment of indebtedness, thereby reducing the funds available to implement the Company’s business strategy and to make distributions to stockholders. A high level of indebtedness could also:

•	limit the Company’s ability to adjust rapidly to changing market conditions in the event of a downturn in general economic conditions or in the real estate and/or healthcare industries;

•	impair the Company’s ability to obtain additional debt financing or require potentially dilutive equity to fund obligations and carry out its business strategy; and

•
result in a downgrade of the rating of the Company’s debt securities by one or more rating agencies, which would increase the costs of borrowing under the Unsecured Credit Facility and the cost of issuance of new debt securities, among other things.

In addition, from time to time the Company mortgages properties to secure payment of indebtedness. If the Company is unable to meet its mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
The Company had approximately $206.3 million, or 7.3% of the Company’s real estate property investments, that were subject to purchase options held by lessees or sponsoring health systems under property operating agreements that were exercisable as of December 31, 2012 or could become exercisable in 2013. The two Mercy Health properties that the Company is currently developing have purchase options that could become exercisable in 2013. Other properties have purchase options that will become exercisable in future periods. The exercise of these purchase options exposes the Company to reinvestment risk. Certain properties subject to purchase options are producing returns above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the proceeds of sale at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and a corresponding material adverse effect on the Company’s business and financial condition, the Company’s ability to make distributions to its stockholders, and the market price of its common stock.
Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s financial condition and results of operations.
The terms of the Unsecured Credit Facility, the indentures governing the Company’s outstanding senior notes and other debt instruments that the Company may enter into in the future are subject to customary financial and operational covenants. These provisions include, among other things: a limitation on the incurrence of additional indebtedness; limitations on mergers, investments, acquisitions, redemptions of capital stock, transactions with affiliates; and maintenance of specified financial ratios. The Company’s continued ability to incur debt and operate its business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit the Company’s operational flexibility, as well as defaults resulting from a breach of any of these covenants in its debt instruments, could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
If the Company loses a tenant or sponsor health system and is unable to attract another healthcare provider on a timely basis and on acceptable terms, the Company’s cash flows and results of operations could suffer. Transfers of operations of healthcare facilities are often subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.
If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates or if the Company is required to undertake significant expenditures to attract new tenants, then the Company’s business, consolidated financial condition and results of operations would be adversely affected.
A portion of the Company’s leases will expire over the course of any year. For more specific information concerning the Company’s expiring leases, see "Trends and Matters Impacting Operating Results" beginning on page 20 of this report. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If it is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates, or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.
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
The Company has, and may have more in the future, exposure to fixed rent escalators, which could impact its growth and profitability.
The Company receives a significant portion of its revenues by leasing assets in which the rental rate is generally fixed with annual escalations. Most of these annual increases are based upon fixed percentage increases while some are based on increases in the Consumer Price Index. If the fixed percentage increases begin to lag behind inflation, the Company's growth and profitability would be negatively impacted.
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
As of December 31, 2012, the Company had approximately $524.4 million invested in construction mortgage loans and properties in stabilization. The Company’s estimated remaining funding obligations on the construction mortgage loans was $84.2 million as of December 31, 2012, and the Company expects to fund up to an additional $35 million to $45 million for tenant improvements on properties in stabilization. The Company is subject to certain risks associated with the development of properties including the following:

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

•
Favorable capital sources to fund the Company’s development activities may not be available when needed.From time to time the Company may make material acquisitions and developments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations.

The Company regularly pursues potential transactions to acquire or develop additional assets in order to grow stockholder value. Future acquisitions could require the Company to issue equity securities, incur debt or other contingent liabilities or amortize expenses related to other intangible assets, any of which could adversely impact the Company’s consolidated financial condition or results of operations. In addition, equity or debt financing required for such acquisitions may not be available at favorable times or rates.
The Company’s acquired, developed and existing real estate properties may not perform in accordance with management’s expectations because of many factors including the following:

•	The Company’s purchase price for acquired facilities may be based upon a series of market or building-specific judgments which may be incorrect;

•	The costs of any maintenance or improvements for properties might exceed estimated costs;

•	The Company may incur unexpected costs in the acquisition, construction or maintenance of real estate assets that could impact its expected returns on such assets; and

•	Leasing of real estate properties may not occur within expected time frames or at expected rental rates.
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

The Company’s expiring long-term single-tenant net leases may not be extended.
Long-term single-tenant net leases that are expiring may not be extended. To the extent these properties have vacancies or subleases at lower rates upon expiration, income may decline if the Company is not able to re-let the properties at rental rates that are as high as the former rates. For more specific information concerning the Company’s expiring long-term single-tenant net leases, see “Single-Tenant Net Leases” on page 22 of this report.
The Company’s revenues depend on the ability of its tenants and sponsoring health systems under its leases and property operating agreements to generate sufficient income from their operations to make rent, loan and shortfall payments to the Company.
The Company’s revenues are subject to the financial strength of its tenants and sponsoring health systems. The Company has no operational control over the business of these tenants and sponsoring health systems who face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints. The slowdown in the economy, decline in the availability of financing from the capital markets, and changes in healthcare regulations have affected, or may in the future adversely affect, the businesses of the Company’s tenants and sponsoring health systems to varying degrees. Such conditions may further impact such tenants’ and sponsoring health systems’ abilities to meet their obligations to the Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants and sponsoring health systems. In turn, these conditions could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income attributable to common stockholders and equity, and reduce cash flows from operations.
Many of the Company’s properties are held under ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties.
As of December 31, 2012, the Company had 99 properties, representing an aggregate net investment of approximately $1.1 billion, that were held under ground leases. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s business, consolidated financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.
Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments.
The healthcare service industry may be affected by the following:

•	trends in the method of delivery of healthcare services;

•	competition among healthcare providers;

•
lower reimbursement rates from government and commercial payors, pay-for-performance, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;

•	availability of capital;

•	credit downgrades;

•	liability insurance expense;

•	regulatory and government reimbursement uncertainty resulting from the Health Reform Law;

•
health reform initiatives to address healthcare costs through expanded value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•
federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates, while requiring increased patient access to care;

•
congressional efforts to reform the Medicare physician fee-for-service formula that dictates annual updates in payment rates for physician services, including significant reductions in the Sustainable Growth Rate, whether through a short-term fix or a more long-term solution;

•
scrutiny and formal investigations by federal and state authorities of contractual relationships between physicians and the healthcare facilities and providers to which they refer, and related information-collection activities;

•	efforts to increase transparency with respect to pricing and financial relationships among healthcare providers and drug/device manufacturers;

•	increased regulation to limit medical errors and conditions acquired inside health facilities and improve patient safety;

•	heightened health information technology security standards for healthcare providers;

•	potential tax law changes affecting non-profit providers; and

•	enhanced facility requirements related to accessibility by persons with disabilities, as well as structural retrofitting for earthquakes and other disasters.
These changes, among others, can adversely affect the economic performance of some or all of the tenants and sponsoring health systems who provide financial support to the Company’s investments and, in turn, negatively affect the lease revenues and the value of the Company’s property investments.
If the Company fails to remain qualified as a REIT, the Company will be subject to significant adverse consequences, including adversely affecting the value of its common stock.
The Company intends to operate in a manner that will allow it to continue to qualify as a REIT for federal income tax purposes. Although the Company believes that it qualifies as a REIT, it cannot provide any assurance that it will continue to qualify as a REIT for federal income tax purposes. The Company’s continued qualification as a REIT will depend on the satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The Company’s ability to satisfy the asset tests depends upon the characterization and fair market values of its assets. The Company’s compliance with the REIT income and quarterly asset requirements also depends upon the Company’s ability to successfully manage the composition of the Company’s income and assets on an ongoing basis. Accordingly, there can be no assurance that the Internal Revenue Service (“IRS”) will not contend that the Company has operated in a manner that violates any of the REIT requirements.
If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates and possibly increased state and local taxes (and the Company might need to borrow money or sell assets in order to pay any such tax). Further, dividends paid to the Company’s stockholders would not be deductible by the Company in computing its taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to the Company’s stockholders, which in turn could have an adverse impact on the value of, and trading prices for, the Company’s common stock. In addition, in such event the Company would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of the Company’s common stock. Unless the Company were entitled to relief under certain Internal Revenue Code provisions, the Company also would continue to be disqualified from taxation as a REIT for the four taxable years following the year in which the Company failed to qualify as a REIT.
Even if the Company remains qualified for taxation as a REIT, the Company is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed taxable income, and state or local income, franchise, property and transfer taxes. These tax liabilities would reduce the Company’s cash flow and could adversely affect the value of the Company’s common stock. For more specific information on state income taxes paid, see Note 15 to the Consolidated Financial Statements on page 82 of this report.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The federal tax rate applicable to income from “qualified dividends” payable to certain domestic stockholders that are individuals, trusts and estates is currently the preferential tax rate applicable to long-term capital gains. Dividends payable by REITs, however, are generally not qualified dividends and do not qualify for the preferential tax rate. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including the Company’s common stock.
Complying with the REIT requirements may cause the Company to forego otherwise attractive opportunities.
To qualify as a REIT for federal income tax purposes, the Company must continually satisfy tests concerning, among other things, the sources of its income, the nature of its assets, the amounts it distributes to its stockholders and the ownership of its stock. The Company may be unable to pursue investments that would be otherwise advantageous to the Company in order to satisfy the source-of-income, or distribution requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder the Company’s ability to make certain attractive investments.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize the Company’s REIT qualification. The Company’s continued qualification as a REIT will depend on the Company’s satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, the Company’s ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence, including in cases where the Company owns an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in the Company. The federal income tax rules that affect REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could cause the Company to change its investments and commitments and affect the tax considerations of an investment in the Company. There can be no assurance that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to the Company’s qualification as a REIT or with respect to the federal income tax consequences of qualification.
The Company’s Articles of Incorporation contain limits and restrictions on transferability of the Company’s common stock which may have adverse effects on the value of the Company’s common stock.
In order to qualify as a REIT, no more than 50% of the value of the Company’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. To assist in complying with this REIT requirement, the Company’s Articles of Incorporation contain provisions restricting share transfers where the transferee (other than specified individuals involved in the formation of the Company, members of their families and certain affiliates, and certain other exceptions) would, after such transfer, own (a) more than 9.9% either in number or value of the outstanding common stock of the Company or (b) more than 9.9% either in number or value of any outstanding preferred stock of the Company. If, despite this prohibition, stock is acquired increasing a transferee’s ownership to over 9.9% in value of either the outstanding common stock or any preferred stock of the Company, the stock in excess of this 9.9% in value is deemed to be held in trust for transfer at a price that does not exceed what the purported transferee paid for the stock, and, while held in trust, the stock is not entitled to receive dividends or to vote. In addition, under these circumstances, the Company has the right to redeem such stock. These restrictions on transfer of the Company’s shares could have adverse effects on the value of the Company’s common stock.

The Company may experience uninsured or underinsured losses related to casualty or liability.
The Company carries comprehensive liability insurance and property insurance covering its owned and managed properties. In addition, tenants under long-term single-tenant net leases are required to carry property insurance covering the Company’s interest in the buildings. Some types of losses, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might remain obligated for any mortgage debt or other financial obligation related to the property. The Company cannot give assurance that material losses in excess of insurance proceeds will not occur in the future.
The Company is subject to cyber security risks.
A cyber-attack that bypasses the Company's information technology ("IT") security systems causing an IT security breach, may lead to a material disruption of the Company's IT business systems and/or the loss of business information resulting in an adverse business impact. Risks may include:

•	future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities; and/or

•	negative publicity resulting in reputation or brand damage with the Company's tenants, sponsoring health systems or other operators.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
In addition to the properties described under Item 1, “Business,” in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from an unrelated third party for its headquarters, which are located at 3310 West End Avenue in Nashville, Tennessee. The Company’s office lease, which expires on October 31, 2020, covers approximately 30,934 square feet of rented space with base rental escalations of approximately 3.25% annually and an additional base rental increase possible beginning in 2015 conditioned on changes in CPI. The lease also provides the Company with a right of first offer to purchase the building if the current landlord were to decide to sell the property. The Company’s base rent for 2012 was approximately $0.7 million.
ITEM 3. LEGAL PROCEEDINGS
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” At December 31, 2012, there were approximately 1,220 stockholders of record. The following table sets forth the high and low sales prices per share of common stock and the dividend declared and paid per share of common stock related to the periods indicated.

	High	Low	Dividends Declared and Paid per Share
2012
First Quarter	$22.52	$18.52	$0.30
Second Quarter	23.96	20.71	0.30
Third Quarter	25.16	22.95	0.30
Fourth Quarter (Payable on March 1, 2013)	24.44	22.15	0.30

2011
First Quarter	$23.73	$20.24	$0.30
Second Quarter	23.53	19.92	0.30
Third Quarter	21.29	13.83	0.30
Fourth Quarter	19.39	16.04	0.30
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations, cash flows, and to make accretive new investments.
Equity Compensation Plan Information
The following table provides information as of December 31, 2012 about the Company’s common stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2007 Employees Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	433,452	—	982,739
Equity compensation plans not approved by security holders	—	—	—
Total	433,452	—	982,739

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

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements of the Company:

	Years Ended December 31,
(Dollars in thousands except per share data)	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
Statement of Operations Data:
Total revenues	$316,350	$291,592	$249,997	$236,461	$196,531
Total expenses	234,466	217,313	185,149	174,910	148,713
Other income (expense)	(74,072)	(77,205)	(63,788)	(39,245)	(35,389)
Income (loss) from continuing operations	$7,812	$(2,926)	$1,060	$22,306	$12,429
Discontinued operations	$(2,277)	$2,742	$7,187	$28,842	$29,331
Net income (loss) attributable to common
stockholders	$5,465	$(214)	$8,200	$51,091	$41,692

Diluted earnings per common share:
Income (loss) from continuing operations	$0.10	$(0.04)	$0.02	$0.38	$0.24
Discontinued operations	$(0.03)	$0.04	$0.11	$0.49	$0.55
Net income attributable to common
stockholders	$0.07	$0.00	$0.13	$0.87	$0.79
Weighted average common shares outstanding -
Diluted	80,127,883	72,720,147	62,770,826	59,047,314	52,564,944

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$2,831,684	$2,788,618	$2,571,605	$2,225,327	$2,001,724
Real estate properties, net	$2,244,959	$2,271,871	$2,086,964	$1,791,693	$1,634,364
Mortgage notes receivable	$162,191	$97,381	$36,599	$31,008	$59,001
Assets held for sale and discontinued
operations, net	$3,337	$28,650	$23,915	$17,745	$90,233
Total assets	$2,539,972	$2,521,022	$2,357,309	$1,935,764	$1,864,780
Notes and bonds payable	$1,293,044	$1,393,537	$1,407,855	$1,046,422	$940,186
Total equity	$1,120,944	$1,004,806	$842,740	$790,148	$796,247

Other Data:
Funds from operations - Diluted (2)	$104,665	$84,682	$79,084	$97,904	$86,323
Funds from operations per common share - Diluted (2)	$1.31	$1.15	$1.26	$1.66	$1.64
Cash flows from operations	$116,397	$107,852	$87,756	$103,214	$105,251
Dividends paid	$96,356	$89,270	$75,821	$91,385	$81,301
Dividends declared and paid per common share	$1.20	$1.20	$1.20	$1.54	$1.54

(1)
The years ended December 31, 2011, 2010, 2009, and 2008 are restated to conform to the discontinued operations presentation for 2012. See Note 5 to the Consolidated Financial Statements for more information on the Company’s discontinued operations as of December 31, 2012.

(2)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for a discussion of funds from operations (“FFO”), including why the Company presents FFO and a reconciliation of net income attributable to common stockholders to FFO.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Such risks and uncertainties include, among other things, the following:

•	The Company's expected results may not be achieved;

•	The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future;

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

•	Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s financial condition and results of operations;

•	A change to the Company’s current dividend payment may have an adverse effect on the market price of the Company’s stock;

•	If lenders under the Unsecured Credit Facility fail to meet their funding commitments, the Company’s financial position would be negatively impacted;

•	Owning real estate and indirect interests in real estate is subject to inherent risks;

•	The Company may incur impairment charges on its real estate properties or other assets;

•
If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, the Company would have to obtain another tenant for the affected facility;

•
If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates or if the Company is required to undertake significant expenditures to attract new tenants, then the Company’s business, financial condition and results of operations would be adversely affected;

•	Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adaptable to other uses;

•	The Company has, and may have more in the future, exposure to fixed rent escalators, which could impact its growth and profitability;

•	The Company’s real estate investments are illiquid and the Company may not be able to sell properties strategically targeted for disposition;

•	The Company is subject to risks associated with the development of properties;

•	From time to time, the Company may make material acquisitions and developments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations;

•	The Company is exposed to risks associated with entering new geographic markets;

•	The Company's expiring long-term single-tenant net leases may not be extended;

•
The Company’s revenues depend on the ability of its tenants and sponsoring health systems under its leases and property operating agreements to generate sufficient income from their operations to make loan, rent and shortfall payments to the Company;

•	Many of the Company’s properties are held under ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties;

•	Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the value of its investments;

•	If the Company fails to remain qualified as a REIT, the Company will be subject to significant adverse consequences, including adversely affecting the value of its common stock;

•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends;

•	Complying with the REIT requirements may cause the Company to forego otherwise attractive opportunities;

•	Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code;

•	New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT;

•	The Company's Articles of Incorporation contain limits and restrictions on transferability of the Company's common stock which may have adverse effects on the value of the Company's stock;

•	The Company may experience uninsured or underinsured losses related to casualty or liability; and

•	The Company is subject to cyber security risks.
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
Executive Overview
Healthcare Realty's strategy is to own and operate healthcare properties, primarily medical office buildings and outpatient-related facilities, that produce stable and growing rental income. To execute its strategy of managing and growing its portfolio of healthcare properties, the Company undertakes a broad spectrum of real estate activities including property management, leasing, acquisition, development, financing and disposition. The Company focuses on facilities located on or near the campuses of large, acute-care hospitals and associated with leading health systems because management views these facilities as more stable and lower-risk over time. Management also seeks to lower the Company's overall financial and operational risk by owning properties in diverse geographic locations and through the diversity of its tenants, which include over thirty physician specialties, as well as surgery, imaging, cancer, and diagnostic centers.
Substantially all of the Company's revenues are derived from operating lease rentals on its real estate properties and interest earned on outstanding notes receivable. These sources of revenue represent the Company's primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, general and administrative costs, and other expenses incurred in connection with managing its existing portfolio and investing in additional properties. To the extent additional investments are not funded by these sources, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from its unsecured credit facility due 2017 (the “Unsecured Credit Facility”).

As of December 31, 2012, the Company's leverage ratio [debt divided by (debt plus stockholders' equity less intangible assets plus accumulated depreciation)] was approximately 43.3%; and its borrowings under the Unsecured Credit Facility totaled $110 million, with a borrowing capacity remaining of approximately $590.0 million.
Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Discussed below are some of the factors and trends that management believes may impact future operations of the Company.
Portfolio Management
The Company's portfolio continued to exhibit stable cash flows and steady growth in 2012. Occupancy for the same store properties remained steady at 90% to 91% throughout 2012, and the properties acquired in 2012, which are not yet included in same store properties, were 99% occupied. Year-over-year same store NOI grew steadily throughout 2012, ranging from 2.1% to 4.2% in each of the four quarters as a result of consistent revenue growth and effective operating expense management. See page 24 for a discussion and reconciliation of same store NOI.
2012 Acquisitions, Dispositions and Impairment
The acquisition environment for properties that meet the Company's investment criteria improved over the course of 2012. The Company acquired seven properties in 2012 for a total purchase price of $104.6 million, including assumed mortgage notes payable of $4.9 million. The $10.7 million purchase price for one property was offset by the repayment of a $9.9 million construction mortgage note receivable provided by the Company to fund the development of the property prior to 2012. Based on recent market activity, the Company expects the acquisition environment to continue to be attractive in 2013 with capitalization rates ranging from 6.0% to 8.0% for healthcare properties the Company seeks to acquire.
The Company sold 19 real estate properties in 2012 for a total sales price of approximately $91.5 million, generating net proceeds of approximately $74.8 million and seller-financed mortgage notes of approximately $11.2 million, of which $7.5 million was repaid as of December 31, 2012. The Company recognized approximately $10.9 million in gains and approximately $11.1 million in impairments from the sale of the properties. The Company expects that asset dispositions in 2013 will be more in-line with its historical range of $40 to $60 million, excluding the potential exercise of purchase options.
Six mortgage notes receivable totaling approximately $24.7 million were repaid in 2012, including the $9.9 million construction mortgage note receivable and the $7.5 million of seller-financed mortgage notes, both described above.
In addition to the $11.1 million in impairments recorded during 2012 from the sales of properties, the Company recorded an additional $3.8 million impairment related to a property classified as held for sale.
See Notes 4 and 5 to the Consolidated Financial Statements for more information on these acquisitions, dispositions and impairments.
Development Activity
In 2012, the Company funded $78.0 million in two construction mortgages related to two development projects for Mercy Health, with budgets totaling $202.6 million. As of December 31, 2012, the Company had funded $118.4 million for these projects, with $84.2 million remaining to be funded through completion which is estimated to occur in July and November 2013. The Company currently recognizes interest income on these construction mortgage loans at a rate of 6.75% per year. Upon substantial completion, the Company will acquire both properties at an initial yield of approximately 8% per year and Mercy Health will lease 100% of both facilities. Mercy Health holds options to purchase these properties, subject to certain triggering conditions, at a significant premium to the Company's development costs.
During 2012, the Company saw steady leasing improvement at its properties categorized as stabilization in progress ("SIP"). These properties were 60% leased and 41% occupied as of December 31, 2012, compared to 40% leased and 21% occupied at the beginning of the year. The Company expects leasing and occupancy momentum for these properties to continue at a similar pace of 3% to 6% each quarter throughout 2013. These properties improved from a net operating loss of $1.2 million in the fourth quarter of 2011 to net operating income ("NOI") of $0.9 million in the fourth quarter of 2012. The Company estimates it will need an incremental investment of approximately $35 million to $45 million for tenant improvements as these properties lease up and stabilize.

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
2013 Acquisition and Mortgage Note Payable Repayment
In January 2013, the Company purchased a 52,225 square foot medical office building in Tennessee for a purchase price of $16.2 million. On February 14, 2013, the Company paid in full a mortgage note payable in the amount of $14.9 million bearing interest at a rate of 6.55% per year.
Potential Dispositions
As discussed in “Liquidity and Capital Resources,” certain of the Company’s leases include purchase option provisions which, if exercised, could require the Company to sell a property to a lessee or operator, which could have a negative impact on the Company’s future results of operations and cash flows.
The Company received notice in January 2013 that a tenant is exercising purchase options on two inpatient rehabilitation hospitals, one in Florida and one in Alabama, upon the expiration of the current leases on July 15, 2013 and July 31, 2013. The purchase prices will be the greater of fair market value or $11.7 million for the facility in Florida and the greater of fair market value or $17.5 million for the facility in Alabama. The Company's aggregate net investment in the two facilities was approximately $18.7 million, and base rent was approximately $1.0 million per quarter as of December 31, 2012.
The Company is also in discussions with the same tenant on the renewal of its leases on two additional inpatient rehabilitation facilities that expire on September 30, 2013. If the Company and the tenant are unable to come to an agreement on the lease renewals, the Company expects the tenant will exercise its purchase options on the two additional facilities. The purchase price for each of the two additional facilities would be the greater of fair market value or $17.6 million. The Company's aggregate net investment in the two additional facilities was approximately $25.4 million, and base rent was approximately $1.3 million per quarter as of December 31, 2012.
The Company may from time to time sell additional properties and redeploy cash from property sales and mortgage repayments into investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these investments, the Company’s results of operations and cash flows could be adversely affected.
Multi-Tenant Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year. During 2012, 369 leases in the Company's multi-tenanted portfolio expired, of which approximately 314 were renewed or the tenants continue to occupy the space. In 2013, 393 leases in the Company's multi-tenanted portfolio will expire. Of the leases that expire in 2013, 89% are located in buildings on hospital campuses. In the Company's experience, leases related to on-campus buildings are more likely to renew than leases related to off-campus buildings.
Multi-tenant Rental Rates
The Company continues to experience consistent, sustained revenue growth for its in-place leases. In 2012, the Company experienced average contractual rental rate growth of just over 3% for its in-place leases. This growth is consistent with the non-fungible nature and high occupancy of the Company's principal asset type: on-campus, medical office buildings.
In some instances, physician concerns about potential cuts to Medicare reimbursements caused tenants to request flat rates in the first year of the lease renewal period. In some cases, the Company agreed to waive the first year contractual rent increase in exchange for reduced tenant improvement allowances. As such, in the latter half of 2012, the Company experienced some softening in releasing spreads but anticipates continued contractual rent increases during the lease term. In 2012, quarterly weighted average annual rent growth for renewing leases ranged from 0.4% to 1.8%. In 2011, quarterly weighted average rent growth for renewing leases ranged from 1.7% to 2.5%.
Tenant Improvements
In most markets in which the Company does business, the Company may provide a tenant improvement allowance in the lease for the purpose of refurbishing or renovating second generation tenant space. Shorter-term leases (one to two years) generally do not include a tenant improvement allowance. Tenant improvement allowances, including first generation tenant space, totaled approximately $40.0 million in 2012 and $20.4 million in 2011.
If tenants spend more than the allowance, the Company generally offers the tenant the option to either amortize the overage over the lease term, with interest, or reimburse the overage to the Company in a lump sum. In either case, such overage reimbursements are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Statement of Operations and totaled approximately $0.4 million in 2012 and $0.5 million in 2011. The tenant overage amount amortized to rent totaled approximately $3.5 million in 2012 and $2.9 million in 2011.
Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company's properties or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases. In 2012 and 2011, the Company paid approximately $6.2 million and $2.0 million, respectively, in leasing commissions which will be amortized against rent over the term of the applicable leases.
Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant or renewing tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2012 and 2011 totaled approximately $2.0 million and $1.3 million, respectively.
Single-Tenant Net Leases
Leases on three of the Company's single-tenant net leased properties were scheduled to expire during 2012. Two of the three tenants renewed their leases. The third property was converted to the multi-tenant portfolio. The aggregate net operating income on the three buildings is approximately $0.1 million per quarter lower than under the previous leases.
Six single-tenant net leases are scheduled to expire in 2013. Two of the properties are medical office buildings that the Company anticipates will be vacated by the existing tenants in the third quarter of 2013. One of the two medical office buildings is located on a hospital campus, is 12,000 square feet, and the lease expires August 31, 2013; the other is located off campus, is 110,000 square feet, and the lease expires July 31, 2013. These two properties generated approximately $0.4 million in net operating income during the quarter ended December 31, 2012. At the expiration of the current lease term, the properties will be converted to the multi-tenant portfolio, and the Company is currently working to lease the properties. See "Potential Dispositions" on page 21 for details on the remaining four properties.
Capital Additions
Capital additions are long-term investments made to maintain and improve the physical and aesthetic attributes of the Company's owned properties. Examples of such improvements include, but are not limited to, material changes or the full replacement of major building systems (exterior façade, building structure, roofs, elevators, mechanical systems, electrical systems, energy management systems, upgrades to existing systems for improved efficiency, etc.) and common area improvements (wall and floor coverings for lobbies and corridors, furniture, signage and artwork, bathroom fixtures and finishes, exterior landscaping, parking lots or garages, etc.). These various capital additions are capitalized into the gross investment of a property and then depreciated over their estimated useful lives, typically ranging from 7 to 20 years. Capital additions specifically do not include (1) recurring maintenance expenses, whether direct or indirect, related to the upkeep and (2) maintenance of major building systems or common area improvements. Capital additions also do not include improvements related to a specific tenant suite, unless the improvement is part of a major building system or common area improvement.
As part of the Company's leasing practice, the Company generates a return on capital additions by setting lease rates for each property based on the Company's gross investment, inclusive of any actual or expected capital additions. The Company invested $12.1 million in capital additions in each of 2012 and 2011.

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
Equity Issuances
On September 28, 2012, the Company sold 9,200,000 shares of common stock at a gross price of $23.87 per share (net price of $22.85 per share) in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, were approximately $201.1 million. The proceeds from the offering were used to fund the two build-to-suit healthcare facilities for Mercy Health described above, the acquisition of healthcare properties, and other general corporate purposes, including the repayment of debt.
Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The Company sold no shares under this program in 2012. In January 2013, the Company sold 1,599,271 shares of common stock under this program for approximately $39.7 million in net proceeds. On February 17, 2013, the Company terminated the sales agreements under this program, leaving no shares currently available for issuance.
Other Items Impacting Operations
The Company typically has higher general and administrative costs in the first quarter of every year as a result of employee benefit plan expenses, such as the expenses related to the grant of employee stock purchase plan options and healthcare savings accounts. These items will likely increase general and administrative expenses by approximately $0.5 million in the first quarter of 2013.
Non-GAAP Measures
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
        The non-GAAP financial measures presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income (determined in accordance with generally accepted accounting principles (“GAAP”)), as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's consolidated historical operating results, these measures should be examined in conjunction with net income as presented in the Consolidated Financial Statements and other financial data included elsewhere in this Form 10-K.

Same Store Net Operating Income
NOI and same store NOI are non-GAAP financial measures of performance. Management considers same store NOI an important supplemental measure because it allows investors, analysts and Company management to measure unlevered property-level operating results and compare those results to other real estate companies between periods on a consistent basis. The Company defines NOI as operating revenues (property operating revenue, single-tenant net lease revenue, and rental lease guaranty income) less property operating expenses related specifically to the property portfolio. NOI excludes straight-line rent, general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. NOI may also be adjusted for certain expenses that are related to prior periods or are not considered to be part of the operations of the properties. Properties included in the multi-tenant and single-tenant net lease same store analyses are stabilized properties that have been included in operations and were consistently reported as leased and stabilized properties for the duration of the year-over-year comparison period presented. Accordingly, properties that were recently acquired or disposed of, properties classified as held for sale, and properties in stabilization or conversion are excluded from the same store analysis.
The following table reflects the Company's same store NOI for the three months ended December 31, 2012 and 2011.

			Same Store NOI for the
			Three Months Ended December 31,
(Dollars in thousands)	Number of Properties (1)	Investment at December 31, 2012	2012 (2)	2011 (2)
Multi-tenant Properties	124	$1,586,046	$31,837	$30,781
Single-tenant Net Lease Properties	38	518,029	13,275	12,687
Total	162	$2,104,075	$45,112	$43,468

(1)
Includes stabilized properties that have been included in operations and were consistently reported as leased and stabilized for the duration of the year-over-year comparison period presented. Mortgage notes receivable, construction in progress, an investment in one unconsolidated joint venture, corporate property and assets classified as held for sale are excluded.

(2)Reconciliation of same store NOI:

	Three Months Ended December 31,
(Dollars in thousands)	2012	2011
Rental income	$77,207	$72,026
Rental lease guaranty income (a)	1,226	1,257
Property operating expense	(30,154)	(28,217)
Exclude Straight-line rent revenue	(1,095)	(1,173)
NOI	47,184	43,893
NOI not included in same store	(2,072)	(425)
Same store NOI	$45,112	$43,468
___________
(a) Other operating income reconciliation:
Rental lease guaranty income	$1,226	$1,257
Interest income	124	122
Other	92	131
Total consolidated other operating income	$1,442	$1,510

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
The comparability of FFO for the year ended December 31, 2012 compared to 2011 was most significantly affected by the various property acquisitions during 2011 and 2012 and the results of operations of the portfolio from period to period, as well as the commencement of operations of properties that were previously under construction and continued leasing of the properties in stabilization. Other items that impacted the comparability of FFO are discussed below in Results of Operations.
The table below reconciles net income (loss) attributable to common stockholders to FFO for each of the three years ended December 31, 2012.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010
Net income (loss) attributable to common stockholders	$5,465	$(214)	$8,200
Gain on sales of real estate properties	(10,874)	(7,035)	(8,352)
Impairments	14,908	6,697	7,511
Real estate depreciation and amortization	95,166	85,234	71,725
Total adjustments	99,200	84,896	70,884
Funds from Operations	$104,665	$84,682	$79,084
Funds from Operations per Common Share - Diluted	$1.31	$1.15	$1.26
Weighted Average Common Shares Outstanding - Diluted	80,127,883	73,807,041	62,770,826

Results of Operations
2012 Compared to 2011
The Company’s results of operations for 2012 compared to 2011 were significantly impacted by acquisitions, dispositions, gains on sale and impairments of properties.

			Change
(Dollars in thousands, except per share data)	2012	2011	$	%
REVENUES
Rental income	$301,055	$276,712	$24,343	8.8%
Mortgage interest	9,186	6,973	2,213	31.7%
Other operating	6,109	7,907	(1,798)	(22.7)%
	316,350	291,592	24,758	8.5%
EXPENSES
Property operating	117,683	113,083	4,600	4.1%
General and administrative	20,908	20,990	(82)	(0.4)%
Depreciation	85,122	75,292	9,830	13.1%
Amortization	10,510	8,198	2,312	28.2%
Bad debt, net of recoveries	243	(250)	493	(197.2)%
	234,466	217,313	17,153	7.9%
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	(1,986)	1,986	(100.0)%
Interest expense	(75,053)	(76,038)	985	(1.3)%
Interest and other income, net	981	819	162	19.8%
	(74,072)	(77,205)	3,133	(4.1)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	7,812	(2,926)	10,738	(367.0)%
DISCONTINUED OPERATIONS
Income from discontinued operations	1,757	2,404	(647)	(26.9)%
Impairments	(14,908)	(6,697)	(8,211)	122.6%
Gain on sales of real estate properties	10,874	7,035	3,839	54.6%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(2,277)	2,742	(5,019)	(183.0)%
NET INCOME (LOSS)	5,535	(184)	5,719	(3,108.2)%
Less: Net income attributable to noncontrolling interests	(70)	(30)	(40)	(133.3)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,465	$(214)	$5,679	(2,653.7)%
EARNINGS PER COMMON SHARE
Net income attributable to common stockholders - Basic	$0.07	$0.00	$0.07	0.0%
Net income attributable to common stockholders - Diluted	$0.07	$0.00	$0.07	0.0%

Rental income is comprised of the following:

			Change
(Dollars in thousands)	2012	2011	$	%
Property operating	$241,902	$218,254	$23,648	10.8%
Single-tenant net lease	53,809	53,856	(47)	(0.1)%
Straight-line rent	5,344	4,602	742	16.1%
Total Rental income	$301,055	$276,712	$24,343	8.8%
Total revenues from continuing operations increased for the reasons discussed below:
• Property operating income increased due mainly to the recognition of additional revenue of approximately $12.8 million from the Company’s 2011 and 2012 real estate acquisitions, approximately $5.0 million from properties that were previously under construction that commenced operations during 2011 and 2012, and approximately $5.1 million from new leasing activity and annual rent increases. Also, the Company began recognizing the underlying tenant rental income on properties whose single-tenant net leases had expired, resulting in approximately $1.2 million in additional property operating income in 2012 compared to 2011. These increases were partially offset by a $0.4 million decrease related to a property whose revenues were previously reported in property operating income, but are now reported in single-tenant net lease income upon the execution of a new lease agreement with the tenant.
• Single-tenant net lease income increased approximately $0.8 million from the Company's 2012 acquisitions and approximately $2.0 million from leasing activity and annual rent increases. In addition, the Company recognized single-tenant net income of approximately $0.3 million related to a new single-tenant net lease agreement executed during 2012 on a property whose income was previously reported in property operating income. These increases were partially offset by a reduction in revenue totaling approximately $0.6 million due to the expiration of an agreement with one operator in 2011 which provided to the Company replacement rent, as well as a reduction of approximately $2.3 million related to six properties whose single-tenant net leases expired during 2011. The Company began recognizing the underlying tenant rents in property operating income for the underlying tenant leased space.
• Straight-line rent increased mainly due to new leases subject to straight-lining on properties acquired in 2011 and 2012.
• Mortgage interest increased approximately $3.8 million due to additional interest from fundings on two mortgage construction notes receivable for the two build-to-suit facilities affiliated with Mercy Health, offset partially by a reduction of approximately $1.6 million from the repayment of mortgage notes.
• Other operating income decreased mainly due to the expiration in September 2011 of lease guaranty support payments related to two properties in New Orleans totaling approximately $1.5 million.
Total expenses increased for the reasons discussed below:
• Property operating expense increased due mainly to the recognition of additional expenses totaling approximately $4.4 million from the Company’s 2011 and 2012 real estate acquisitions and $3.7 million from properties that were previously under construction that commenced operations during 2011 and 2012. Also, the Company began recognizing the underlying tenant rental expense on properties whose single-tenant net leases had expired, resulting in approximately $0.6 million in additional expense in 2012 compared to 2011. These increases were partially offset by overall decreases in real estate tax expense of approximately $3.3 million and utility expense of approximately $0.6 million.
• General and administrative expense decreased mainly due to a reduction in pension costs of approximately $0.8 million and a decrease in expenses related to potential acquisitions and developments of approximately $0.8 million during 2012 compared to 2011. These decreases were offset by $1.5 million in litigation expenses in 2012 that are not expected to recur.
• Depreciation expense increased approximately $3.7 million related to the Company’s 2011 and 2012 real estate acquisitions and approximately $2.7 million related to properties previously under construction that commenced operations during 2011 and 2012. In addition, six properties were reclassified from discontinued operations to continuing operations resulting in a depreciation expense adjustment of approximately $1.1 million. The remaining $2.3 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvements.
• Amortization expense increased approximately $2.5 million as a result of lease intangibles recognized on properties acquired in 2011 and 2012, partially offset by a $0.1 million reduction in amortization on fully amortized intangibles.

Other income (expense) changed favorably mainly due to the reasons below:
• In 2011, the Company recognized a $2.0 million loss from the early redemption of its senior notes due 2011 (the "Senior Notes due 2011").
• Interest expense decreased mainly due to the redemption of the Senior Notes due 2011 resulting in a reduction in interest expense of approximately $5.5 million, as well as a reduction of approximately $0.6 million from a lower weighted average principal balance on the Unsecured Credit Facility in 2012 compared to 2011. These decreases were partially offset by a decrease in capitalized interest of approximately $3.5 million and additional interest expense totaling approximately $1.7 million on mortgage notes assumed as a part of the Company's 2011 and 2012 acquisitions. The components of interest expense are as follows:

(Dollars in thousands)	2012	2011
Contractual interest	$75,892	$79,260
Net discount accretion	1,014	1,237
Deferred financing costs amortization	3,168	4,072
Interest cost capitalization	(5,021)	(8,531)
Total Interest expense	$75,053	$76,038
Income (loss) from discontinued operations totaled $(2.3) million and $2.7 million, respectively, for the year ended December 31, 2012 and 2011, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of December 31, 2012. The Company disposed of 19 properties in 2012 and disposed of five properties in 2011 with one property classified as held for sale as of December 31, 2012.

2011 Compared to 2010
The Company’s results of operations for 2011 compared to 2010 were significantly impacted by higher interest expense in 2011 resulting from financing activities that occurred in late 2010 and 2011. Other items impacting the results of operations for 2011 are discussed below.

			Change
(Dollars in thousands, except per share data)	2011	2010	$	%
REVENUES
Rental income	$276,712	$239,037	$37,675	15.8%
Mortgage interest	6,973	2,377	4,596	193.4%
Other operating	7,907	8,583	(676)	(7.9)%
	291,592	249,997	41,595	16.6%
EXPENSES
Property operating	113,083	98,101	14,982	15.3%
General and administrative	20,990	16,886	4,104	24.3%
Impairment	—	1,259	(1,259)	(100.0)%
Depreciation	75,292	64,016	11,276	17.6%
Amortization	8,198	5,314	2,884	54.3%
Bad debt, net of recoveries	(250)	(427)	177	(41.5)%
	217,313	185,149	32,164	17.4%
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(1,986)	(480)	(1,506)	313.8%
Interest expense	(76,038)	(65,710)	(10,328)	15.7%
Interest and other income, net	819	2,402	(1,583)	(65.9)%
	(77,205)	(63,788)	(13,417)	21.0%
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,926)	1,060	(3,986)	(376.0)%
DISCONTINUED OPERATIONS
Income from discontinued operations	2,404	5,087	(2,683)	(52.7)%
Impairments	(6,697)	(6,252)	(445)	7.1%
Gain on sales of real estate properties	7,035	8,352	(1,317)	(15.8)%
INCOME FROM DISCONTINUED OPERATIONS	2,742	7,187	(4,445)	(61.8)%
NET INCOME (LOSS)	(184)	8,247	(8,431)	(102.2)%
Less: Net income attributable to noncontrolling interests	(30)	(47)	17	(36.2)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(214)	$8,200	$(8,414)	(102.6)%
EARNINGS PER COMMON SHARE
Net income attributable to common stockholders - Basic	$0.00	$0.13	$(0.13)	(100.0)%
Net income attributable to common stockholders - Diluted	$0.00	$0.13	$(0.13)	(100.0)%
Rental income is comprised of the following:

			Change
(Dollars in thousands)	2011	2010	$	%
Property operating	$218,254	$186,127	$32,127	17.3%
Single-tenant net lease	53,856	50,369	3,487	6.9%
Straight-line rent	4,602	2,541	2,061	81.1%
Total Rental income	$276,712	$239,037	$37,675	15.8%
Total revenues from continuing operations increased for the reasons discussed below:

• Property operating income increased due mainly to the recognition of additional revenue of approximately $27.2 million from the Company’s 2010 and 2011 real estate acquisitions, approximately $0.4 million from properties that were previously under construction that commenced operations during 2010 and 2011, and approximately $2.5 million from new leasing activity and annual rent increases. Also, the Company began recognizing the underlying tenant rental income on properties whose single-tenant net leases had expired, resulting in approximately $2.0 million in additional property operating income in 2011.
• Single-tenant net rental income increased approximately $6.8 million as a result of a 2010 acquisition and approximately $0.8 million from annual rent increases. These increases were partially offset by a reduction in revenue totaling approximately $1.2 million due to the expiration of an agreement with one operator in 2011 which provided to the Company replacement rent, as well as a reduction of approximately $2.6 million related to nine properties whose single-tenant net leases expired during 2010 and 2011. The Company began recognizing the underlying tenant rents in property operating income for the underlying tenant leased space.
• Straight-line rent increased mainly due to new leases subject to straight-lining on properties acquired in 2010 and 2011.
• Mortgage interest income increased due mainly to interest earned on new and existing mortgage notes.
• Other operating income decreased approximately $0.5 million due to the expiration in September 2011 of lease guaranty support payments related to two properties in New Orleans.
Total expenses increased for the reasons discussed below:
• Property operating expense increased due mainly to the recognition of additional expenses totaling approximately $10.9 million from the Company’s 2010 and 2011 real estate acquisitions and $1.6 million from properties that were previously under construction that commenced operations during 2010 and 2011. Also, the Company began incurring the underlying tenant rental expense on properties whose single-tenant net leases had expired, resulting in approximately $0.7 million in additional expense in 2011 compared to 2010. Additionally, certain general and administrative expenses were allocated to the operations of recently acquired real estate buildings totaling approximately $1.5 million, and there was an overall increase of approximately $0.3 million in utility expense in 2011 compared to 2010.
• General and administrative expense increased approximately $2.6 million due to compensation related expenses, approximately $0.5 million resulted from a one-time reversal in 2010 from a change in the named executive officer benefit arrangements upon retirement and approximately $0.5 million related to an increase in pension expense. The Company also incurred expenses related to potential acquisitions and developments of approximately $1.2 million and incurred additional professional fees of approximately $0.6 million. These increases were partially offset by certain general and administrative expenses allocated to the operations of recently acquired real estate properties totaling approximately $1.5 million.
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
• Depreciation expense increased approximately $8.0 million related to the Company’s 2010 and 2011 real estate acquisitions and approximately $1.8 million related to properties previously under construction that commenced operations in 2010 and 2011. The remaining $1.5 million increase was due mainly to additional depreciation expense recognized related to various building and tenant improvements.
• Amortization expense increased approximately $3.8 million as a result of lease intangibles recognized on properties acquired in 2011, partially offset by a $0.9 million reduction in amortization on fully amortized intangibles.
Other income (expense) changed unfavorably mainly due to the reasons below:
• In 2011, the Company recognized a $2.0 million loss from the redemption of the Senior Notes due 2011. In 2010, the Company recognized a $0.5 million loss relating to certain repurchases on the open market of a portion of the Senior Notes due 2011.
• Interest expense increased approximately $22.4 million from the issuance of the Senior Notes due 2021 in December 2010, increased approximately $1.8 million due to a decrease in capitalized interest on development projects, and increased approximately $1.9 million from mortgage notes assumed as a part of the Company’s 2011 acquisitions. Also, additional interest expense of approximately $1.6 million was incurred in 2011 due to a higher weighted average principal balance on the

Unsecured Credit Facility in 2011 compared to 2010. These increases were partially offset by a decrease in interest of approximately $17.3 million from the redemption of the Senior Notes due 2011. The components of interest expense are as follows:

(Dollars in thousands)	2011	2010
Contractual interest	$79,260	$71,351
Net discount accretion	1,237	975
Deferred financing costs amortization	4,072	3,700
Interest cost capitalization	(8,531)	(10,316)
Total Interest expense	$76,038	$65,710
• Interest and other income, net decreased primarily due to cash settlements received from former tenants in 2010.
Income from discontinued operations totaled $2.7 million and $7.2 million, respectively, for the year ended December 31, 2011 and 2010, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of December 31, 2011. The Company disposed of five properties in 2011 and disposed of nine properties in 2010 with 15 properties classified as held for sale as of December 31, 2011.

Liquidity and Capital Resources
The Company derives most of its revenues from its real estate property and mortgage portfolio based on contractual arrangements with its tenants, sponsoring health systems and borrowers. The Company may, from time to time, also generate funds from capital market financings, sales of real estate properties or mortgages, borrowings under the Unsecured Credit Facility, or from other debt or equity offerings.
Key Indicators
The Company monitors its liquidity and capital resources and relies on several key indicators in its assessment of capital markets for financing acquisitions and other operating activities as needed, including the following:
•Debt metrics;
•Dividend payout percentage; and
•Interest rates, underlying treasury rates, debt market spreads and equity markets.
The Company uses these indicators and others to compare its operations to its peers and to help identify areas in which the Company may need to focus its attention.
Sources and Uses of Cash
The Company’s primary sources of cash include rent and interest receipts from its real estate and mortgage portfolio based on contractual arrangements with its tenants, sponsoring health systems, and borrowers, borrowings under its Unsecured Credit Facility, proceeds from the sales of real estate properties or the repayments of mortgage notes receivable and proceeds from public or private debt or equity offerings. As of December 31, 2012, the Company had $110.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.72% and a remaining capacity of approximately $590.0 million. The Company’s primary uses of cash include dividend distributions, debt service payments (including principal and interest), real estate investments (including acquisitions and construction advances), as well as property operating and general and administrative expenses. Sources and uses of cash are detailed in the table below, as well as in the Company’s Consolidated Statements of Cash Flows.

	Year Ended December 31,		Change
(Dollars in thousands)	2012	2011	$	%
Cash and cash equivalents, beginning of period	$4,738	$113,321	$(108,583)	(95.8)%
Cash provided by operating activities	116,397	107,852	8,545	7.9%
Cash used in investing activities	(113,254)	(296,813)	183,559	(61.8)%
Cash provided by (used in) financing activities	(1,105)	80,378	(81,483)	(101.4)%
Cash and cash equivalents, end of period	$6,776	$4,738	$2,038	43.0%
Operating Activities
Cash flows provided by operating activities increased approximately $8.5 million in 2012 compared to 2011. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing of the payment of invoices.
Investing Activities
Cash flows used in investing activities decreased approximately $183.6 million in 2012 compared to 2011 primarily due to a decrease in the volume of real estate acquisition and development activities.
Financing Activities
Cash flows used in financing activities increased in 2012 compared to 2011 primarily due to repayments on the Unsecured Credit Facility during 2012, as well as a reduction in net proceeds from equity issuances in 2012 compared to 2011.

Contractual Obligations
The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of December 31, 2012, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a real estate investment trust under the Internal Revenue Code. The Company's material contractual obligations are included in the table below. As of December 31, 2012, the Company had no long-term capital lease or purchase obligations.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$1,656,145	$89,768	$442,741	$604,578	$519,058
Operating lease commitments (2)	268,069	4,390	9,001	9,225	245,453
Construction loan obligation (3)	84,173	84,173	—	—	—
Tenant improvements (4)	—	—	—	—	—
Pension obligations (5)	—	—	—	—	—
Total contractual obligations	$2,008,387	$178,331	$451,742	$613,803	$764,511

(1)
The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility, whose balance and interest rate may fluctuate from day to day. Excluded from the table above are the discount on the Senior Notes due 2014 of $0.2 million, the discount on the Senior Notes due 2017 of $1.3 million, the discount on the Senior Notes due 2021 of $2.7 million, and the discounts and premiums totaling approximately $2.8 million on 13 mortgage notes payable, which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2012. The Company’s long-term debt principal obligations are presented in more detail in the table below. On February 14, 2013, the Company repaid one mortgage note payable for approximately $14.9 million.

(In millions)	Principal Balance at Dec. 31, 2012	Principal Balance at Dec. 31, 2011	Maturity Date	Contractual Interest Rates at December 31, 2012	Principal Payments	Interest Payments
Unsecured Credit Facility	$110.0	$212.0	2/17	LIBOR + 1.40%	At maturity	Quarterly
Senior Notes due 2014	264.7	264.7	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017	300.0	300.0	1/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021	400.0	400.0	1/21	5.750%	At maturity	Semi-Annual
Mortgage notes payable	225.2	225.4	4/13-10/30	5.000%-7.625%	Monthly	Monthly
	$1,299.9	$1,402.1

(2)	Includes primarily the corporate office and ground leases, with expiration dates through 2101, related to various real estate investments for which the Company is currently making payments.

(3)	Includes the Company’s remaining funding commitment on two construction mortgage loans as of December 31, 2012.

(4)
The Company has various first-generation tenant improvement amounts remaining on its stabilizing properties as of December 31, 2012 of approximately $35 million to $45 million related to properties developed by the Company that the Company may fund for tenant improvements as leases are signed. The Company cannot predict when or if these amounts will be expended and, therefore, has not included estimated fundings in the table above.

(5)
As of December 31, 2012, only the Company’s chief executive officer was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $23.1 million as of December 31, 2012. Because the Company does not know when its chief executive officer will retire, it has not projected when the retirement benefits would be paid in the table above. As of December 31, 2012, the Company had recorded a $15.2 million liability, included in other liabilities, related to its pension plan obligations.

On February 15, 2013, the Company amended its $700.0 million Unsecured Credit Facility to decrease the cost of borrowings from LIBOR plus 1.50% to LIBOR plus 1.40%, to decrease the facility fee from 0.35% to 0.30%, and to extend the maturity date to April 14, 2017, with the option to extend for up to an additional year. As of December 31, 2012, the Company had $110.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.72% and a remaining borrowing capacity of approximately $590.0 million. See Note 9 to the Consolidated Financial Statements for more information.

As of December 31, 2012, 77.1% of the Company’s debt balances were due after 2014. Also, for the year ended December 31, 2012, the Company’s stockholders’ equity totaled approximately $1.0 billion and its leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 43.3%. The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations (see Note 5 to the Consolidated Financial Statements). In accordance with this definition, the Company’s earnings from continuing operations as of December 31, 2012 were sufficient to cover its fixed charges with a ratio of 1.03 to 1.00. The Company’s earnings calculated in accordance with its fixed charge covenant ratio under its Unsecured Credit Facility, which is based on a rolling four quarter calculation, covered its fixed charges 2.3 times.
The Company’s various debt instruments contain various representation, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company's ability to incur indebtedness and create liens or encumbrances. As of December 31, 2012, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
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
At-The-Market Equity Offering Program
Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The Company sold no shares under this program during 2012. The following table details the shares sold under this program.

Year	Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2011	11,648,700	$20.27 - $23.63	$251.6
2010	5,258,700	$20.23 - $25.16	$117.7
In January 2013, the Company sold 1,599,271 shares of common stock under this program for approximately $39.7 million in net proceeds. On February 17, 2013, the Company terminated the sales agreements under this program, leaving no shares currently available for issuance.
The Company used the net proceeds from the at-the-market equity offering program for general corporate purposes, including the acquisition and development of healthcare facilities, funding of mortgage loans and the repayment of debt.
Security Deposits and Letters of Credit
As of December 31, 2012, the Company held approximately $8.0 million in letters of credit, security deposits, and capital replacement reserves for the benefit of the Company in the event the obligated lessee or borrower fails to perform under the terms of its respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the operator or tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
2013 Acquisition and Mortgage Note Payable Repayment
In January 2013, the Company purchased a 52,225 square foot medical office building in Tennessee for a purchase price of $16.2 million. On February 14, 2013, the Company paid in full a mortgage note payable in the amount of $14.9 million bearing interest at a rate of 6.55% per year. The Company funded the acquisition and note repayment with proceeds from its at-the-market equity offering program. See Note 4 to the Consolidated Financial Statements for more information on this acquisition.

Purchase Options
The Company had approximately $206.3 million in real estate properties as of December 31, 2012 that were subject to exercisable purchase options or purchase options that become exercisable during 2013. On a probability-weighted basis, the Company estimates that approximately half of these options might be exercised in the future. The Company does not believe it can reasonably estimate at this time the probability of exercise of any purchase options that become exercisable in 2014 or thereafter.
Potential Dispositions
In addition to the potential dispositions discussed in Trends and Matters Impacting Operating Results on page 21, the Company may from time to time sell additional properties and redeploy cash from property sales and mortgage repayments into investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these investments, the Company’s consolidated results of operations and cash flows could be adversely affected.
Development Activity
As of December 31, 2012, the Company had two construction mortgage loans and twelve properties in the process of stabilization subsequent to construction. See Note 14 to the Consolidated Financial Statements for more detail on these projects.

(Dollars in thousands)	Number of Properties	Approximate Square Feet	Funded During Year Ended December 31, 2012	Total Amount Funded Through December 31, 2012	Estimated Remaining Budget
Construction mortgage notes	2	386,000	$77,985	$118,441	$84,173
Stabilization in progress	12	1,282,716	38,459	405,941	$35,000 - $45,000
Construction in progress	0	—	—	—	—
Total	14	1,668,716	$116,444	$524,382
The Company intends to fund these commitments with available cash on hand, cash flows from operations, proceeds from the Unsecured Credit Facility, proceeds from the sale of real estate properties, proceeds from repayments of mortgage notes receivable, and from capital financing activities, including proceeds from the at-the-market equity offering program.
Operating Leases
As of December 31, 2012, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 43 real estate investments, excluding those leases the Company has prepaid. These operating leases have expiration dates through 2101. Rental expense relating to the operating leases for the years ended December 31, 2012, 2011 and 2010 was $4.3 million, $4.3 million and $4.0 million, respectively.
Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT. Common stock cash dividends paid during or related to 2012 are shown in the table below:

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid/*Payable
4th Quarter 2011	$0.30	January 31, 2012	February 16, 2012	March 1, 2012
1st Quarter 2012	$0.30	May 1, 2012	May 17, 2012	June 1, 2012
2nd Quarter 2012	$0.30	July 31, 2012	August 16, 2012	August 31, 2012
3rd Quarter 2012	$0.30	October 30, 2012	November 15, 2012	November 30, 2012
4th Quarter 2012	$0.30	January 29, 2013	February 14, 2013	* March 1, 2013
The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

Liquidity
Net cash provided by operating activities was $116.4 million, $107.9 million and $87.8 million for 2012, 2011 and 2010, respectively. The Company’s cash flows are dependent upon rental rates on leases, occupancy levels of the multi-tenanted buildings, acquisition and disposition activity during the year, and the level of operating expenses, among other factors.
The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, repaying maturing debt and funding other debt service. Liquidity sources available include cash on hand, cash flows from operations, borrowings under the Unsecured Credit Facility, proceeds from mortgage notes receivable repayments, proceeds from sales of real estate investments, or additional capital market financings, including the Company’s at-the-market equity offering program, or other debt or equity offerings. The Company also had unencumbered real estate assets with a cost of approximately $2.4 billion as of December 31, 2012, which could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has some exposure to variable interest rates and its stock price has been impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately 1 to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index and require the tenant to pay all or some portion of the increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurances that the Company's ability to increase rents or recover operating expenses will always keep pace with inflation.
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
As of December 31, 2012, $1.2 billion of the Company’s $1.3 billion of outstanding debt bore interest at fixed rates. Additionally, all of the Company’s mortgage notes and other notes receivable bore interest at fixed rates.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance As of 12/31/12	Calculated Annual Interest	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Unsecured Credit Facility	$110,000	$1,892	$(24)	$24

		Fair Value
(Dollars in thousands)	Carrying Value at December 31, 2012	December 31, 2012	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2011 (1)
Fixed Rate Debt:
Senior Notes due 2014, net of discount (2)	$264,522	$279,861	$279,786	$279,929	$288,636
Senior Notes due 2017, net of discount (2)	298,728	340,624	339,985	341,228	342,088
Senior Notes due 2021, net of discount (2)	397,307	472,180	468,056	476,190	460,405
Mortgage Notes Payable (2)	222,487	234,508	231,385	237,771	231,136
	$1,183,044	$1,327,173	$1,319,212	$1,335,118	$1,322,265
Fixed Rate Receivables:
Mortgage Notes Receivable (3)	$162,191	$158,311	$156,888	$159,749	$95,479
Other Notes Receivable (3)	116	115	114	116	295
	$162,307	$158,426	$157,002	$159,865	$95,774

(1)
Fair values as of December 31, 2011 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

(2)	Level 3 - Fair value derived from valuation techniques in which one or more significant inputs or significant drivers are observable.

(3)
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
Direct costs of a development project generally include construction costs, professional services such as architectural and legal costs, travel expenses, land acquisition costs as well as other types of fees and expenses. These costs are capitalized as part of the basis of an asset to which such costs relate. Indirect costs include capitalized interest and overhead costs. Indirect costs are capitalized during construction and on the unoccupied space in a building for up to one year after the certificate of substantial completion is received. Capitalized interest is calculated using the weighted average interest rate of the Company's unsecured debt or the interest rate on project specific debt, if applicable. The Company continues to capitalize interest on the unoccupied portion of the properties in stabilization for up to one year after the buildings have been placed into service, at which time the capitalization of interest must cease. The Company’s overhead costs are based on overhead load factors that are charged to a project based on direct time incurred. The Company computes the overhead load factors annually for its acquisition and development departments, which have employees who are involved in the projects. The overhead load factors are computed to absorb that portion of indirect employee costs (payroll and benefits, training, occupancy and similar costs) that are attributable to the productive time the employee incurs working directly on projects. The employees in the Company’s acquisitions and development departments who work on these projects maintain and report their hours daily, by project. Employee costs that are administrative, such as vacation time, sick time, or general and administrative time, are expensed in the period incurred.

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
As of December 31, 2012 and 2011, the Company had capitalized pursuit costs totaling $2.0 million ($39,000, net of reserve) and $2.5 million (which were fully reserved), respectively.
Valuation of Long-Lived and Intangible Assets and Goodwill
Long-Lived Assets Held and Used
The Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, primarily real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be recoverable. Important factors that could cause management to review for impairment include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company's use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment those assets subject to purchase options and those impacted by casualties, such as hurricanes. Management remains continuously alert to the factors above, and others, that could indicate an impairment exists.
The Company may, from time to time, be approached by a third party with interest in purchasing one or more of the Company's operating real estate properties that was otherwise not for sale. Alternatively, the Company may explore disposing of an operating real estate property but without specific intent to sell the property and without the property meeting the criteria to be classified as held for sale (see discussion below). In such cases, the Company and a potential buyer typically negotiate a letter of intent followed by a purchase and sale agreement that includes a due diligence time line for completion of customary due diligence procedures. Anytime throughout this period the transaction could be terminated by the parties. The Company views the execution of a purchase and sale agreement as a circumstance that warrants an impairment assessment and must include its best estimates of the impact of a potential sale in the recoverability test discussed in more detail below.
A property value is considered impaired only if management's estimate of current and projected (undiscounted and unleveraged) operating cash flows of the property is less than the net carrying value of the property. These estimates of future cash flows include only those that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the property based on its estimated remaining useful life. These estimates, including the useful life determination which can be affected by any potential sale of the property, are based on management's assumptions about its use of the property. Therefore, significant judgment is involved in estimating the current and projected cash flows.

When the Company executes a purchase and sale agreement for a held and used property, the Company performs the cash flow estimation described above. This assessment gives consideration to all available information, including an assessment of the likelihood the potential transaction will be consummated under the terms and conditions set forth in the purchase and sale agreement. Management will re-evaluate the recoverability of the property if and when significant changes occur as the transaction proceeds toward closing. Normally sale transactions will close within 15 to 30 days after the due diligence period expires. Upon expiration of the due diligence period, management will again re-evaluate the recoverability of the property, updating its assessment based on the status of the potential sale.
Whenever management determines that the carrying value of an asset that has been tested may not be recoverable, then an impairment charge would be recognized to the extent the current carrying value exceeds the current fair value of the asset. Significant judgment is also involved in making a determination of the estimated fair value of the asset.
Long-Lived Assets to be Disposed of by Planned Sale
From time to time management affirmatively decides to sell certain real estate properties under a plan of sale. The Company reclassifies the property or disposal group as held for sale when all the following criteria for a qualifying plan of sale are met:

•	Management, having the authority to approve the action, commits to a plan to sell the property or disposal group;

•
The property or disposal group is available for immediate sale (i.e., a seller currently has the intent and ability to transfer the property or disposal group to a buyer) in its present condition, subject only to conditions that are usual and customary for sales of such properties or disposal groups;

•	An active program to locate a buyer and other actions required to complete the plan to sell have been initiated;

•	The sale of the property or disposal group is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, with certain exceptions;

•	The property or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	Actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn.
A property or disposal group classified as held for sale is initially measured at the lower of its carrying amount or fair value less estimated costs to sell. An impairment charge is recognized for any initial adjustment of the property's or disposal group's carrying amount to its fair value less estimated costs to sell in the period the held for sale criteria are met. The fair value less estimated costs to sell of the property (disposal group) should be assessed each reporting period it remains classified as held for sale. Depreciation ceases as long as a property is classified as held for sale.
If circumstances arise that were previously considered unlikely and a subsequent decision not to sell a property classified as held for sale were to occur, the property is reclassified as held and used. The property is measured at the time of reclassification at the lower of its (a) carrying amount before it was classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the property been continuously classified as held and used or (b) fair value at the date of the subsequent decision not to sell. The effect of any required adjustment is reflected in income from continuing operations at the date of the decision not to sell.
The Company recorded impairment charges totaling $14.9 million, $6.7 million, and $7.5 million, respectively, for the years ended December 31, 2012, 2011, and 2010 related to real estate properties and other long-lived assets. The impairment charges in 2012 included $11.1 million related to 12 properties sold and $3.8 million related to one property classified as held for sale, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell. The impairment charges in 2011 included $1.7 million related to two properties sold and $5.0 million related to five properties classified as held for sale in 2011, reducing the Company's carrying values on the properties to the estimated fair values less estimated costs to sell. The impairment charges in 2010 included $1.0 million related to one property sold and $6.5 million related to five properties classified as held for sale in 2010, reducing the Company's carrying values on the properties to the estimated fair values less estimated costs to sell. One of the properties classified as held for sale during 2010 was re-leased during 2011 and was reclassified to held and used, resulting in a reclassification of a $1.3 million impairment charge recorded in 2010 on the property from discontinued operations to continuing operations.

The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The Company's 2012 and 2011 reviews indicated that no impairment had occurred with respect to the Company's $3.5 million net goodwill asset.
Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2012, the Company had investments of approximately $2.7 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
As described in more detail in Note 1 to the Consolidated Financial Statements, when the Company acquires real estate properties with in-place leases, the cost of the acquisition must be allocated between the acquired tangible real estate assets “as if vacant” and any acquired intangible assets. Such intangible assets could include above- (or below-) market in-place leases and at-market in-place leases, which could include the opportunity costs associated with absorption period rentals, direct costs associated with obtaining new leases such as tenant improvements, and customer relationship assets. With regard to the elements of estimating the “as if vacant” values of the building and the intangible assets, including the absorption period, occupancy increases during the absorption period, and tenant improvement amounts, the Company uses the same absorption period and occupancy assumptions for similar building types. Any remaining excess purchase price is then allocated to goodwill. The identifiable tangible and intangible assets are then subject to depreciation and amortization. Goodwill is evaluated for impairment on an annual basis unless circumstances suggest that a more frequent evaluation is warranted.
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
Management monitors the age and collectability of receivables on an ongoing basis. At least monthly, a report is produced whereby all receivables are “aged” or placed into groups based on the number of days that have elapsed since the receivable was billed. Management reviews the aging report for evidence of deterioration in the timeliness of payments from tenants, sponsoring health systems or borrowers. Whenever deterioration is noted, management investigates and determines the reason(s) for the delay, which may include discussions with the delinquent tenant, sponsoring health system or borrower. Considering all information gathered, management’s judgment must be exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining uncollectibility are the following:

•	type of contractual arrangement under which the receivable was recorded, e.g., a mortgage note, a triple net lease, a gross lease, a property operating agreement or some other type of agreement;

•	tenant’s or debtor’s reason for slow payment;

•	industry influences and healthcare segment under which the tenant or debtor operates;

•	evidence of willingness and ability of the tenant or debtor to pay the receivable;

•	credit-worthiness of the tenant or debtor;

•	collateral, security deposit, letters of credit or other monies held as security;

•	tenant’s or debtor’s historical payment pattern;

•	other contractual agreements between the tenant or debtor and the Company;

•	relationship between the tenant or debtor and the Company;

•	state in which the tenant or debtor operates; and

•	existence of a guarantor and the willingness and ability of the guarantor to pay the receivable.
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
Nashville, Tennessee
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Realty Trust Incorporated at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2013 expressed an unqualified opinion thereon.
                                                                                   /s/     BDO USA, LLP
Nashville, Tennessee
February 20, 2013

Consolidated
BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2012	2011
ASSETS
Real estate properties:
Land	$161,875	$162,843
Buildings, improvements and lease intangibles	2,625,538	2,521,226
Personal property	19,100	18,221
Construction in progress	—	61,152
Land held for development	25,171	25,176
	2,831,684	2,788,618
Less accumulated depreciation	(586,725)	(516,747)
Total real estate properties, net	2,244,959	2,271,871
Cash and cash equivalents	6,776	4,738
Mortgage notes receivable	162,191	97,381
Assets held for sale and discontinued operations, net	3,337	28,650
Other assets, net	122,709	118,382
Total assets	$2,539,972	$2,521,022
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,293,044	$1,393,537
Accounts payable and accrued liabilities	65,678	72,217
Liabilities of discontinued operations	131	518
Other liabilities	60,175	49,944
Total liabilities	1,419,028	1,516,216
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 87,514,336 and 77,843,883 shares issued and outstanding at December 31, 2012 and 2011, respectively.	875	779
Additional paid-in capital	2,100,297	1,894,604
Accumulated other comprehensive loss	(2,092)	(3,332)
Cumulative net income attributable to common stockholders	801,416	795,951
Cumulative dividends	(1,779,552)	(1,683,196)
Total stockholders’ equity	1,120,944	1,004,806
Total liabilities and stockholders' equity	$2,539,972	$2,521,022
See accompanying notes.

Consolidated
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010
REVENUES
Rental income	$301,055	$276,712	$239,037
Mortgage interest	9,186	6,973	2,377
Other operating	6,109	7,907	8,583
	316,350	291,592	249,997
EXPENSES
Property operating	117,683	113,083	98,101
General and administrative	20,908	20,990	16,886
Impairment	—	—	1,259
Depreciation	85,122	75,292	64,016
Amortization	10,510	8,198	5,314
Bad debt, net of recoveries	243	(250)	(427)
	234,466	217,313	185,149
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	(1,986)	(480)
Interest expense	(75,053)	(76,038)	(65,710)
Interest and other income, net	981	819	2,402
	(74,072)	(77,205)	(63,788)
INCOME (LOSS) FROM CONTINUING OPERATIONS	7,812	(2,926)	1,060
DISCONTINUED OPERATIONS
Income from discontinued operations	1,757	2,404	5,087
Impairments	(14,908)	(6,697)	(6,252)
Gain on sales of real estate properties	10,874	7,035	8,352
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(2,277)	2,742	7,187
NET INCOME (LOSS)	5,535	(184)	8,247
Less: Net income attributable to noncontrolling interests	(70)	(30)	(47)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,465	$(214)	$8,200
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.10	$(0.04)	$0.02
Discontinued operations	(0.03)	0.04	0.11
Net income attributable to common stockholders	$0.07	$0.00	$0.13
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.10	$(0.04)	$0.02
Discontinued operations	(0.03)	0.04	0.11
Net income attributable to common stockholders	$0.07	$0.00	$0.13
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	78,844,840	72,720,147	61,722,786
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	80,127,883	72,720,147	62,770,826
See accompanying notes.

Consolidated
STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
NET INCOME (LOSS)	$5,535	$(184)	$8,247
Other Comprehensive income (loss):
Defined benefit pension plan net gain (loss) arising during the period	1,240	1,937	(676)
Other Comprehensive income (loss)	1,240	1,937	(676)
COMPREHENSIVE INCOME	6,775	1,753	7,571
Less: Comprehensive income attributable to noncontrolling interests	(70)	(30)	(47)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,705	$1,723	$7,524
See accompanying notes.

Consolidated
STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2009	$—	$606	$1,520,893	$(4,593)	$787,965	$(1,518,105)	$786,766	$3,382	$790,148
Issuance of stock, net of costs	—	53	118,077	—	—	—	118,130	—	118,130
Stock-based compensation	—	2	2,409	—	—	—	2,411	—	2,411
Net income	—	—	—	—	8,200	—	8,200	47	8,247
Defined benefit pension plan net gain (loss)	—	—	—	(676)	—	—	(676)	—	(676)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(75,821)	(75,821)	—	(75,821)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(467)	(467)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	768	768
Balance at December 31, 2010	—	661	1,641,379	(5,269)	796,165	(1,593,926)	839,010	3,730	842,740
Issuance of stock, net of costs	—	117	251,859	—	—	—	251,976	—	251,976
Common stock redemption	—	—	(86)	—	—	—	(86)	—	(86)
Stock-based compensation	—	1	2,921	—	—	—	2,922	—	2,922
Net loss	—	—	—	—	(214)	—	(214)	30	(184)
Defined benefit pension plan net gain (loss)	—	—	—	1,937	—	—	1,937	—	1,937
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(89,270)	(89,270)	—	(89,270)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(249)	(249)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	76	76
Purchase of noncontrolling interest in consolidated joint ventures	—	—	(1,469)	—	—	—	(1,469)	(3,587)	(5,056)
Balance at December 31, 2011	—	779	1,894,604	(3,332)	795,951	(1,683,196)	1,004,806	—	1,004,806
Issuance of stock, net of costs	—	93	202,272	—	—	—	202,365	—	202,365
Common stock redemption	—	—	(68)	—	—	—	(68)	—	(68)
Stock-based compensation	—	3	3,489	—	—	—	3,492	—	3,492
Net income	—	—	—	—	5,465	—	5,465	70	5,535
Defined benefit pension plan net gain (loss)	—	—	—	1,240	—	—	1,240	—	1,240
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(96,356)	(96,356)	—	(96,356)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Balance at December 31, 2012	$—	$875	$2,100,297	$(2,092)	$801,416	$(1,779,552)	$1,120,944	$—	$1,120,944
See accompanying notes.

Consolidated
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2012	2011		2010
OPERATING ACTIVITIES
Net income (loss)	$5,535	$(184)		$8,247
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	101,444	92,388		77,894
Stock-based compensation	3,492	2,922		2,411
Straight-line rent receivable	(6,013)	(4,630)		(2,472)
Straight-line rent liability	418	488		92
Gain on sales of real estate properties	(10,874)	(7,035)		(8,352)
Loss on extinguishment of debt	—	1,986		480
Net gain from mortgage repayment by previously consolidated VIE	(313)	—		—
Impairments	14,908	6,697		7,511
Provision for bad debt, net	240	(160)		(409)
Payment of partial pension settlement	—	—		(2,582)
Changes in operating assets and liabilities:
Other assets	(3,469)	(5,173)		(2,216)
Accounts payable and accrued liabilities	(712)	10,770		5,834
Other liabilities	11,741	9,783		1,318
Net cash provided by operating activities	116,397	107,852		87,756
INVESTING ACTIVITIES
Acquisitions of real estate	(89,640)	(114,225)		(276,195)
Development of real estate	(7,833)	(83,720)		(60,722)
Tenant improvements and capital additions	(62,251)	(34,306)		(38,825)
Funding of mortgages and notes receivable	(78,297)	(101,931)		(25,109)
Proceeds from sales of real estate	74,817	19,572		34,512
Proceeds from mortgage repayment by previously consolidated VIE	35,057	—	—	—
Proceeds from mortgages and notes receivable repayments	14,893	17,797		9,201
Net cash used in investing activities	(113,254)	(296,813)		(357,138)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	(102,000)	212,000		(50,000)
Borrowings on notes and bonds payable	—	—		396,800
Repayments on notes and bonds payable	(4,990)	(3,703)		(2,516)
Repurchase of notes payable	—	(280,201)		(8,556)
Dividends paid	(96,356)	(89,270)		(75,821)
Net proceeds from issuance of common stock	202,352	251,916		118,205
Common stock redemptions	(68)	(86)		—
Capital contributions received from noncontrolling interests	—	—		633
Distributions to noncontrolling interest holders	(40)	(284)		(481)
Purchase of noncontrolling interests	—	(1,591)		—
Debt issuance and assumption costs	(3)	(8,403)		(1,412)
Net cash provided by (used in) financing activities	(1,105)	80,378		376,852
Increase (decrease) in cash and cash equivalents	2,038	(108,583)		107,470
Cash and cash equivalents, beginning of period	4,738	113,321		5,851
Cash and cash equivalents, end of period	$6,776	$4,738		$113,321
Supplemental Cash Flow Information:
Interest paid	$75,348	$73,157		$62,274
Capitalized interest	$5,021	$8,531		$10,315
Company-financed real estate property sales	$11,200	$2,700		$—
Invoices accrued for construction, tenant improvement and other capitalized costs	$4,297	$12,131		$13,555
Construction liabilities transferred upon deconsolidation of VIE	$3,450	$—		$—
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$5,171	$54,392		$24,268
Foreclosure of mortgage notes receivable	$—	$4,371		$—
Elimination of mortgage note upon consolidation of VIE	$—	$21,939		$—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that owns, acquires, manages, finances and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $3.0 billion in 207 real estate properties and mortgages as of December 31, 2012. The Company’s 202 owned real estate properties are located in 28 states and total approximately 13.6 million square feet. The Company provided property management services to approximately 10.1 million square feet nationwide. Square footage disclosures in this Annual Report on Form 10-K are unaudited.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures, partnerships, and other affiliates, as well as certain variable interest entities (“VIEs”) where the Company controlled the operating activities of the VIE.
In accordance with the consolidation accounting standards, the Company must evaluate each contractual relationship it has with its lessees, borrowers, or others to determine whether or not the contractual arrangement creates a variable interest in those entities. If the Company determines that it has a variable interest and the entity is a VIE, then management must determine whether or not the Company is the primary beneficiary of the VIE, resulting in consolidation of the VIE. A primary beneficiary has the power to direct those activities of the VIE that most significantly impact its economic performance and has the obligation to absorb the losses of, or receive the benefits from, the VIE.
In January 2012, a construction mortgage note receivable totaling approximately $35.1 million was repaid in full. The construction mortgage note was funding the ongoing development of an inpatient facility in South Dakota that was leased by Sanford Health. In the third quarter of 2011, the Company began consolidating the construction project upon its conclusion that it was the primary beneficiary of the VIE that was constructing the facility. As a result of consolidation of the VIE, the Company also eliminated the construction mortgage note and related interest on its Consolidated Financial Statements. Upon repayment of the mortgage note in the first quarter of 2012, the Company deconsolidated the VIE and recognized net mortgage interest income of $0.4 million and overhead expense of $0.1 million, resulting in a net gain to the Company of $0.3 million.
The Company also had a variable interest in two unconsolidated VIEs consisting of construction mortgage notes aggregating approximately $118.4 million and $40.5 million as of December 31, 2012 and 2011, respectively, in which management concluded that the Company was not the primary beneficiary. The Company’s maximum exposure to loss related to these two unconsolidated VIEs as of December 31, 2012 equaled the Company’s aggregate mortgage note investment. See Note 2 for more information on these construction mortgage notes.
The Company also had a $1.3 million investment in one unconsolidated joint venture as of December 31, 2012 and 2011 which the Company accounts for under the cost method since the Company does not exert significant influence over the joint venture's operations. The joint venture, which invests in real estate properties, is included in other assets on the Company's Consolidated Balance Sheets, and the related distributions received are included in interest and other income, net on the Company’s Consolidated Statements of Operations.
All significant intercompany accounts, transactions and balances have been eliminated upon consolidation in the Consolidated Financial Statements.
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
Reclassifications
Certain reclassifications for discontinued operations have been made to the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 to conform to the 2012 presentation. Assets sold or held for sale, and related liabilities, have been reclassified in the Company's Consolidated Balance Sheets, and the operating results of those assets have been reclassified from continuing to discontinued operations for all periods presented. Also during the fourth quarter of 2012, six properties were reclassified from held for sale to held for use on the Consolidated Balance Sheet as of December 31, 2012 and from discontinued operations to continuing operations on the Consolidated Statements of Operations for all periods presented as discussed in more detail in Note 5.
Reclassifications were made on the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010. For the year ended December 31, 2011, the Company reclassified a cash outflow of approximately $2.8 million from other assets to cash paid for real estate acquisitions of approximately $2.1 million and debt assumption costs incurred of approximately $0.7 million. For the year ended December 31, 2010, the Company reclassified a cash outflow of approximately $6.9 million from other assets to cash paid for real estate acquisitions of approximately $6.7 million and debt assumption costs incurred of approximately $0.2 million.
The Company combined revenues previously disclosed separately as property operating income, single-tenant net leases, and straight-line rent into one financial statement line item, rental income, on the Company's Consolidated Statements of Operations for all periods presented. The components of rental income are detailed in the Company's rental income policy disclosure below. Also, land held for development was reclassified to a separate line on the Consolidated Balance Sheet for all periods presented. Previously, land held for development was included in construction in progress.
Real Estate Properties
Real estate properties are recorded at cost or, if acquired, at fair value. Cost or fair value at the time of acquisition is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property. The Company’s gross real estate assets, on a financial reporting basis, totaled approximately $2.8 billion as of December 31, 2012 and 2011.
Periodically, the Company will eliminate fully depreciated assets that are no longer in use against the respective accumulated depreciation balances. During 2012 and 2011. the Company eliminated against accumulated depreciation approximately $2.5 million and $40.0 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions and approximately $0.2 million and $1.1 million, respectively, of fully depreciated personal property and equipment.
Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2012, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	15.0 to 38.1 years
Buildings and improvements	3.3 to 39.0 years
Lease intangibles (including ground lease intangibles)	2.0 to 93.1 years
Personal property	3.0 to 15.8 years
The Company capitalizes direct costs, including costs such as construction costs and professional services, and indirect costs, including capitalized interest and overhead costs, associated with the development and construction of real estate assets while substantive activities are ongoing to prepare the assets for their intended use. Capitalized interest cost is calculated using the weighted average interest rate of the Company's unsecured debt or the interest rate on project specific debt, if applicable. The Company continues to capitalize interest on the unoccupied portion of the properties in stabilization for up to one year after the buildings have been placed into service, at which time the capitalization of interest must cease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in land held for development totaled approximately $25.2 million as of December 31, 2012 and 2011.
Asset Impairment
The Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment, those assets subject to purchase options and those impacted by casualties, such as hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property.
Accounting for Acquisitions of Real Estate Properties with In-Place Leases
Acquisitions are accounted for at fair value. When a building with in-place leases is acquired, the cost of the acquisition must be allocated between the tangible real estate assets "as-if vacant" and the intangible real estate assets related to in-place leases based on their estimated fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The values related to above- or below-market in-place lease intangibles are amortized to rental income where the Company is the lessor, are amortized to property operating expense where the Company is the lessee, and are amortized over the average remaining term of the leases upon acquisition.
The Company considers whether any of the in-place lease rental rates are above- or below-market. An asset (if the actual rental rate is above-market) or a liability (if the actual rental rate is below-market) is calculated and recorded in an amount equal to the present value of the future cash flows that represent the difference between the actual lease rate and the average market rate.
The Company also estimates an absorption period, which can vary by property, assuming the building is vacant and must be leased up to the actual level of occupancy when acquired. During that absorption period the owner would incur direct costs, such as tenant improvements, and would suffer lost rental income. Likewise, the owner would have acquired a measurable asset in that, assuming the building was vacant, certain fixed costs would be avoided because the actual in-place lessees would reimburse a certain portion of fixed costs through expense reimbursements during the absorption period.
All of these intangible assets (above- or below-market lease, tenant improvement costs avoided, rental income lost, and fixed costs recovered through in-place lessee reimbursements) are estimated and recorded in amounts equal to the present value of future cash flows. The actual purchase price is allocated based on the various asset fair values described above.
The building and tenant improvement components of the purchase price are depreciated over the estimated useful life of the building or the average remaining term of the in-places leases. The above- or below-market rental rate assets or liabilities are amortized to rental income or property operating expense over the remaining term of the leases. The at-market, in-place lease intangibles are amortized to amortization expense over the average remaining term of the leases, customer relationship assets are amortized to amortization expense over terms applicable to each acquisition, and any goodwill recorded would be reviewed for impairment at least annually.
The fair values of at-market in-place lease and other intangible assets are amortized and reflected in amortization expense in the Company’s Consolidated Statements of Operations. See Note 8 for more details on the Company’s intangible assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Executed purchase and sale agreements, that are binding agreements, are categorized as level 1 inputs. Brokerage estimates, letters of intent, or unexecuted purchase and sale agreements are considered to be level 3 as they are nonbinding in nature.
During 2012, in connection with the sale of 12 medical office buildings, the Company recorded impairment charges in discontinued operations totaling approximately $11.1 million based on the contractual sales price, a level one input. The Company also used level three inputs to record an impairment charge of approximately $3.8 million related to one property that was classified as held for sale as of December 31, 2012, reducing the Company’s carrying value to the estimated fair value of the property less costs to sell.
Cash and Cash Equivalents
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased.
Allowance for Doubtful Accounts and Credit Losses
Accounts Receivable
Management monitors the aging and collectibility of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant or sponsoring health system is noted, management investigates and determines the reason(s) for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectibility are: the type of contractual arrangement under which the receivable was recorded (e.g., a triple net lease, a gross lease, a property operating agreement, or some other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company records a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. The Company does not hold any accounts receivable for sale.
Mortgage Notes and Notes Receivable
The Company had four and seven mortgage notes receivable outstanding as of December 31, 2012 and 2011 with aggregate principal balances totaling $162.2 million and $97.4 million, respectively. The weighted average maturity of the notes was approximately 1.0 years and 2.1 years, respectively, with interest rates ranging from 6.75% to 7.70% and 6.75% to 11.00%, respectively, as of December 31, 2012 and 2011.
The Company also had notes receivable outstanding as of December 31, 2012 and 2011 of approximately $0.1 million and $0.3 million, respectively. Interest rates on the notes were fixed, ranging from 3.3% to 11.62% with maturity dates ranging from 2014 through 2016 as of December 31, 2012 and 8.0% to 13.5% with maturity dates ranging from 2013 through 2015 as of December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

No allowances were recorded on the Company's mortgage notes receivable during 2012. In 2011, the Company recorded an allowance of approximately $0.1 million on one of its notes receivable and subsequently wrote-off the receivable and allowance in 2011. The Company evaluates collectibility of its mortgage notes and notes receivable and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. If a mortgage loan or note receivable becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for either on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company’s expectation of future collectibility. As of December 31, 2012 and 2011, there were no recorded investments in mortgage notes or notes receivable that were either on non-accrual status or were past due more than ninety days and continued to accrue interest. Also, as of December 31, 2012, the Company did not hold any of its mortgage notes or notes receivable available for sale.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and deferred financing costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized over the term of the related credit facility or other debt instrument under the straight-line method, which approximates amortization under the effective interest method. Goodwill is not amortized but is evaluated annually on December 31 for impairment. The 2012 and 2011 impairment evaluations each indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 8 for more detail on the Company’s intangible assets.
Contingent Liabilities
From time to time, the Company may be subject to loss contingencies arising from legal proceedings and similar matters. Additionally, while the Company maintains comprehensive liability and property insurance with respect to each of its properties, the Company may be exposed to unforeseen losses related to uninsured or underinsured damages.
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
Because of uncertainties inherent in the estimation of contingent liabilities, it is possible that the Company’s provision for contingent losses could change materially in the near term. To the extent that any significant losses, in addition to amounts recognized, are at least reasonably possible, such amounts will be disclosed in the notes to the Consolidated Financial Statements.
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
The Company's pension plan for its non-employee outside directors (the "Outside Director Plan") was terminated in 2009. See Note 11 for further details on the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Incentive Plans
The Company has various employee stock-based awards outstanding. These awards include non-vested common stock and options to purchase common stock granted to employees pursuant to the 2007 Employees Stock Incentive Plan and its predecessor plan (the “Incentive Plan”) and the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). See Note 12 for details on the Company’s stock-based awards.
The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of common shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months. The Company accounts for awards to its employees based on fair value, using the Black-Scholes model, and generally recognizes expense over the award’s vesting period, net of estimated forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options when they are granted in the first quarter of each year and then may record additional compensation expense in subsequent quarters as warranted. In each of the years ended December 31, 2012, 2011 and 2010, the Company recognized in general and administrative expenses approximately $0.4 million, $0.2 million, and $0.2 million, respectively, of compensation expense related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.
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
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must all be met before a Company may recognize revenue, including persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectibility is reasonably assured. Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was $34.8 million and $24.3 million, respectively, as of December 31, 2012 and 2011 which includes deferred tenant improvement reimbursements of $22.5 million and $8.1 million, respectively, which will be recognized as revenue over the life of each respective lease.
The Company derives most of its revenues from its real estate property and mortgage notes receivable portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsoring health systems or borrowers. These contractual arrangements fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in rental income or mortgage interest income on the Company’s Consolidated Statements of Operations, based on the type of contractual agreement.
Rental Income
Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company's lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index ("CPI"). Rental income from properties under multi-tenant office lease arrangements and rental income from properties with single-tenant lease arrangements are included in rental income on the Company's Consolidated Statements of Operations.
The components of rental income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Property operating income	$241,902	$218,254	$186,127
Single-tenant net lease	53,809	53,856	50,369
Straight-line rent	5,344	4,602	2,541
Rental income	$301,055	$276,712	239,037

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating expense recoveries, included in property operating income, were approximately $34.0 million, $31.2 million and $22.5 million, respectively, for the years ended December 31, 2012, 2011 and 2010.
Additional rent, generally defined in most lease agreements as the cumulative increase in CPI from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Included in rental income was additional rental income, net of reserves, of approximately $0.7 million, $1.2 million and $2.3 million, respectively, for the years ended December 31, 2012, 2011 and 2010.
Mortgage Interest Income
Interest income on the Company’s mortgage notes receivable is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. Interest rates on its four mortgage notes receivable outstanding as of December 31, 2012 were fixed. The Company amortizes any fees paid related to its mortgage notes receivable to mortgage interest income over the term of the loan on a straight-line basis which approximates amortization under the effective interest method.
Other Operating Income
Other operating income on the Company’s Consolidated Statements of Operations was comprised of the following:

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Property lease guaranty revenue	$4.9	$6.9	$7.5
Interest income	0.5	0.6	0.8
Management fee income	0.2	0.2	0.2
Other	0.5	0.2	0.1
	$6.1	7.9	8.6
Five of the Company’s 202 owned real estate properties as of December 31, 2012 were covered under property operating agreements between the Company and a sponsoring health system, which contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to income each quarter any shortfalls due from the sponsoring health systems under the terms of the property operating agreement.
Interest income generally relates to interest earned on notes receivable and on tenant improvement reimbursements as defined in each note or lease agreement.
Management fees related to the Company’s owned properties are eliminated in consolidation. Management fees for property management services provided to third parties are generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month.
Federal Income Taxes
No provision has been made for federal income taxes. The Company intends at all times to qualify as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company must distribute at least 90% per annum of its real estate investment trust taxable income to its stockholders and meet other requirements to continue to qualify as a real estate investment trust. See Note 15 for further discussion.
The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2012.
Federal tax returns for the years 2009, 2010 and 2011 are currently subject to examination by taxing authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

State Income Taxes
The Company must pay certain state income taxes and the provisions for such taxes are generally included in general and administrative expense on the Company’s Consolidated Statements of Operations. See Note 15 for further discussion.
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
Discontinued Operations
The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. A company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets held for sale are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Consolidated Statements of Operations. See Note 5 for more detail on discontinued operations.
Earnings per Share
Basic earnings per common share is calculated using weighted average shares outstanding less issued and outstanding non-vested shares of common stock. Diluted earnings per common share is calculated using weighted average shares outstanding plus the dilutive effect of the outstanding stock options from the Employee Stock Purchase Plan and non-vested shares of common stock, using the treasury stock method and the average stock price during the period. See Note 13 for the calculations of earnings per share.
New Accounting Pronouncements
On January 1, 2012, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2011-08, "Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment." This standard simplified the process a company must go through to test goodwill for impairment. Companies have an option to first assess qualitative factors of a reporting unit being tested before having to assess quantitative factors. If a company believes no impairment exists based on qualitative factors, then it will no longer be required to perform the two-step quantitative impairment test. The Company tests it $3.5 million of goodwill for impairment as of December 31 each year. The adoption of this new standard did not have a material impact on the Company's Consolidated Financial Statements.
On January 1, 2012, the Company adopted the FASB ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This guidance amended certain fair value measurement concepts in FASB ASC 820, "Fair Value Measurement," including items such as the application of the concept of highest and best use and required certain other disclosure requirements, including among other things, the level of the hierarchy used in the fair value measurement and a description of the valuation techniques and unobservable inputs used in Level 2 and 3 fair value measurements. The adoption of this new standard did not have a material impact on the Company's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Property Investments
The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities, as well as for the acquisition of existing properties. The Company had investments of approximately $3.0 billion in 207 real estate properties and mortgages as of December 31, 2012. The following table summarizes the Company’s investments.

(Dollars in thousands)	Number of Facilities	Land (1)	Buildings, Improvements, Lease Intangibles and CIP	Personal Property	Total	Accumulated Depreciation
Medical office/outpatient:
California	9	$17,430	$96,873	$218	$114,521	$(44,829)
Colorado	7	4,474	130,473	270	135,217	(7,946)
Indiana	4	3,891	96,213	—	100,104	(12,772)
Iowa	8	13,673	86,018	104	99,795	(8,216)
Florida	9	6,241	91,426	269	97,936	(42,171)
Hawaii	3	8,327	110,014	56	118,397	(11,093)
North Carolina	15	1,715	149,503	101	151,319	(26,102)
Tennessee	16	8,644	166,412	191	175,247	(48,710)
Texas	45	42,692	602,926	1,384	647,002	(122,216)
Virginia	13	2,451	189,024	185	191,660	(27,083)
Washington	6	5,110	142,411	223	147,744	(11,577)
Other (17 states)	42	24,644	372,930	426	398,000	(105,617)
	177	139,292	2,234,223	3,427	2,376,942	(468,332)
Inpatient:
Alabama	1	—	17,722	—	17,722	(6,470)
Arizona	1	3,641	12,371	—	16,012	(1,127)
California	1	—	12,688	—	12,688	(5,979)
Florida	1	—	11,703	—	11,703	(4,273)
Indiana	1	1,071	42,335	—	43,406	(7,056)
Pennsylvania	6	7,769	112,653	—	120,422	(47,323)
Texas	4	8,201	137,990	—	146,191	(13,985)
	15	20,682	347,462	—	368,144	(86,213)
Other:
Alabama	1	181	9,593	8	9,782	(5,902)
Indiana	1	96	3,662	32	3,790	(2,247)
Michigan	5	193	12,729	183	13,105	(7,585)
Tennessee	1	253	7,213	408	7,874	(1,833)
Virginia	2	1,178	10,656	5	11,839	(5,529)
	10	1,901	43,853	636	46,390	(23,096)
Land Held for Development	—	25,171		—	25,171	(64)
Corporate Property	—	—	—	15,037	15,037	(9,020)
	—	25,171	—	15,037	40,208	(9,084)
Total owned properties	202	187,046	2,625,538	19,100	2,831,684	(586,725)
Mortgage notes receivable	4	—	—	—	162,191	—
Unconsolidated joint venture investment	1	—	—	—	1,266	—
Total real estate investments	207	$187,046	$2,625,538	$19,100	$2,995,141	$(586,725)
(1) Includes land held for development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Real Estate Leases and Mortgage Notes Receivable
Real Estate Leases
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases or are supported through other financial support arrangements with expiration dates through 2032. Some leases and financial arrangements provide for fixed rent renewal terms of five years, or multiples thereof, in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease and for a short period thereafter, with an option or a right of first refusal to purchase the leased property. The Company’s portfolio of single-tenant net leases generally requires the lessee to pay minimum rent, additional rent based upon fixed percentage increases or increases in the Consumer Price Index and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
Future minimum lease payments under the non-cancelable operating leases and guaranteed amounts due to the Company under property operating agreements as of December 31, 2012 are as follows (in thousands):

2013	$244,962
2014	209,284
2015	173,317
2016	145,453
2017	118,106
2018 and thereafter	446,027
$1,337,149
Customer Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company did not have any customers that accounted for 10% or more of the Company's revenues, including discontinued operations for the years ended December 31, 2012 or 2010. The Company had only one customer, Baylor Health System, that accounted for 10% of the Company’s revenues, including revenues from discontinued operations, for the year ended December 31, 2011.
As of December 31, 2012, 73.0% or $118.4 million, of the Company's outstanding construction mortgage notes were due from affiliates of the United Trust Fund, which is developing two build-to-suit facilities in Oklahoma and Missouri that are fully leased to Mercy Health. Also, one mortgage note receivable totaling approximately $40.0 million, or 24.7% of the Company’s mortgage notes receivable, was due from LB Properties X, LLC and is secured by an office building in Iowa. A detailed mortgage notes receivable table is included in the Mortgage Notes Receivable section below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mortgage Notes Receivable
All of the Company’s mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loans are carried at amortized cost. Also, all of the Company’s mortgage notes receivable are secured by existing buildings or buildings under construction. Approximately $78.3 million and $19.2 million respectively, were funded on existing construction mortgage loans during the years ended December 31, 2012 and 2011. A summary of the Company’s mortgage notes receivable is shown in the table below:

					Balance at
State	Property Type (1)	Face Amount	Interest Rate	Maturity Date	December 31, 2012	December 31, 2011
(Dollars in thousands)
Construction mortgage notes:
Missouri	Inpatient	$111,400	6.75%	12/31/13	$61,599	$20,559
Oklahoma	MOB	91,179	6.75%	12/31/13	56,842	19,896
Texas	MOB	12,444	8.10%	—	—	9,547
Iowa	MOB	2,136	11.00%	—	—	1,469
Total construction mortgage notes					118,441	51,471

Other mortgage notes:
Iowa	Other	$40,000	7.70%	01/10/14	40,000	40,000
Florida	MOB	3,750	7.50%	04/10/15	3,750	—
Iowa	MOB	3,700	8.00%	—	—	3,230
Florida	MOB	2,700	7.00%	—	—	2,680
Total other mortgage notes					43,750	45,910

Total Mortgage notes receivable					$162,191	$97,381

(1) MOB - Medical office building.

Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary from lease to lease but generally allow the lessee to purchase the property covered by the lease at the greater of fair market value or an amount equal to the Company’s gross investment. The Company had approximately $206.3 million in real estate properties as of December 31, 2012 that were subject to exercisable purchase options or that become exercisable during 2013. In January 2013, the Company received notice of purchase option exercises on two inpatient rehabilitation facilities. See Potential Dispositions in Note 4 for more details.
4. Acquisitions, Dispositions and Mortgage Repayments
2012 Real Estate Acquisitions
During 2012, the Company acquired the following properties:

•
a 58,285 square foot medical office building in South Dakota for a purchase price and cash consideration of approximately $15.0 million. The property is 100% leased under a single-tenant net lease with an affiliate of “AA-” rated Sanford Health, with a parent guarantee, and the lease expires in 2022. The property is connected to a Sanford Health acute care hospital that opened in June 2012;

•
a 23,312 square foot medical office building in North Carolina for a purchase price and cash consideration of approximately $6.4 million. The building is 100% occupied by two tenants with an affiliate of “AA-” rated Carolinas Healthcare System (“CHS”) which occupied 93% of the building as of the acquisition. The property is adjacent to a CHS hospital campus in which the Company owns six additional medical office buildings totaling approximately 187,000 square feet;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
the fee simple interest in 9.14 acres of land in Pennsylvania for a purchase price and cash consideration of approximately $1.1 million. The Company previously held a ground lease interest in this property;

•
a 76,484 square foot medical office building in Texas for a purchase price of approximately $10.7 million. Concurrent with the acquisition, the Company's construction mortgage note receivable totaling $9.9 million, which was secured by the building, was repaid, resulting in cash consideration paid by the Company of approximately $0.8 million. The building was 100% leased at the time of the acquisition;

•
a 39,345 square foot medical office building in Tennessee for a purchase price and cash consideration of approximately $11.0 million. The building was 100% occupied at the time of acquisition with lease expirations through 2025;

•
a 47,225 square foot medical office building in Washington for a purchase price and cash consideration of approximately $9.4 million. The building was 89% occupied at the time of acquisition with lease expirations through 2021;

•
a 66,095 square foot inpatient rehabilitation facility in Texas for a purchase price and cash consideration of approximately $30.6 million. The facility was 100% leased at the time of acquisition and the lease expires in 2032; and

•
an 83,318 square foot medical office building in Iowa for a purchase price of approximately $20.4 million, including cash consideration of $15.5 million and the assumption of debt of $4.9 million (excluding a $0.3 million fair value adjustment premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual interest rate of 5.74% and matures in 2020. The building was 100% leased at the time of acquisition by a wholly-owned entity of Mercy Medical Center and the lease expires in 2020.

A summary of the Company’s 2012 acquisitions is shown in the table below:

(Dollars in millions)	Date Acquired	Purchase Price	Construction Mortgage Note Receivable Repayments	Mortgage Notes Payable Assumed	Cash Consideration (1)	Real Estate	Other	Square Footage
Real estate acquisitions
South Dakota	1/20/12	$15.0	$—	$—	$15.0	$15.0	$—	58,285
North Carolina	2/10/12	6.4	—	—	6.4	6.4	—	23,312
Pennsylvania	3/16/12	1.1	—	—	1.1	1.1	—	—
Texas	5/23/12	10.7	(9.9)	—	0.8	10.7	—	76,484
Tennessee	10/9/12	11.0	—	—	11.0	11.0	—	39,345
Washington	10/12/12	9.4	—	—	9.4	9.4	—	47,225
Texas	12/20/12	30.6	—	—	30.6	30.6	—	66,095
Iowa	12/21/12	20.4	—	(4.9)	15.5	20.6	(0.2)	83,318
		$104.6	$(9.9)	$(4.9)	$89.8	$104.8	$(0.2)	394,064
(1) Cash Consideration excludes receivables acquired and liabilities assumed in the acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2012 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Buildings	$85.1	20.0-38.0
Land	13.5	—
Prepaid ground leases	0.7	54.0
Intangibles:
At-market lease intangibles	6.2	4.9-19.3
Total intangibles	6.2
Mortgage notes payable assumed, including fair value adjustments	(5.2)
Mortgage notes payable repayments	(9.9)
Accounts payable, accrued liabilities and other liabilities assumed	(0.9)
Prorated rent, net of expenses paid	0.3
Total cash consideration (1)	$89.8
(1) Total cash consideration includes receivables acquired and liabilities assumed in the acquisition as well as rental prorations and expense disbursements but excludes acquisition and closing costs expensed totaling approximately $0.5 million.
2011 Real Estate Acquisitions
The Company acquired a seven outpatient property portfolio in Richmond, Virginia from affiliates of Woolfolk Medical Group, LLC for an aggregate purchase price of approximately $148.3 million, including the assumption of debt of approximately $52.4 million, but excluding fair value adjustments and prepaid ground rent of approximately $12.8 million, resulting in cash consideration of $95.9 million. The properties are all on hospital campuses, comprise approximately 548,209 square feet, and at the time of the acquisitions were approximately 95.4% leased, with Bon Secours Health System (“BSHS”) and its affiliates leasing approximately 35.0% of the total square footage of the portfolio. BSHS is a not-for-profit, “A-” rated, health system, based in Marriottsville, Maryland, that generated approximately $2.8 billion in revenue during 2010 and operated 18 acute care hospitals with approximately 2,938 beds in seven states as of December 31, 2010. The Company expensed approximately $1.3 million and $0.3 million, respectively, in project costs related to the acquisition of the Richmond portfolio during 2011 and 2010.
The Company acquired, in two separate transactions, the fee simple interest in 7.8 acres and 16.2 acres of land in Pennsylvania for a purchase price and cash consideration of $1.9 million and $3.6 million, respectively, which are related to two specialty inpatient facilities owned by the Company. The Company previously ground leased the land parcels.
The Company purchased the remaining noncontrolling equity interests in two consolidated joint ventures for a total aggregate purchase price of $5.1 million. The carrying value of the noncontrolling interests prior to the equity purchase was $3.6 million. Concurrent with these purchases, the noncontrolling interest holder repaid a loan due to the Company totaling $3.5 million that had been secured by the noncontrolling joint venture equity interests. The Company had previously consolidated these joint ventures in its financial statements. At the time of the acquisition, one of the joint ventures owned nine 100% leased outpatient facilities located in Iowa with an aggregate investment of approximately $87.6 million and 369,000 square feet and the second joint venture was constructing two medical office buildings and a parking garage located in Colorado with an aggregate budget of approximately $54.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s 2011 acquisitions follows:

(Dollars in millions)	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed		Cash Consideration (2)		Real Estate		Note Receivable Repayment		Non-controlling interests		APIC		Other		Square Footage
Real estate acquisitions
Pennsylvania	4/28/11	$1.9	$—		$1.9		$1.9		$—		$—		$—		$—		—
Virginia	6/30/11	32.0	—		32.0		31.9		—		—		—		0.1		142,015
Virginia (1)	8/4/11	26.2	(12.2)		14.0		26.4		—		—		—		(0.2)		87,816
Virginia (1)	8/4/11	43.4	(18.6)		24.8		43.8		—		—		—		(0.4)		142,856
Virginia (1)	8/30/11	14.0	(7.0)		7.0		14.6		—		—		—		(0.6)		59,240
Virginia (1)	9/30/11	14.9	(7.5)		7.4		15.1		—		—		—		(0.2)		42,957
Virginia (1)	10/26/11	11.3	(4.5)		6.8		11.6		—		—		—		(0.3)		41,882
Virginia (1)	10/26/11	6.5	(2.6)		3.9		6.6		—		—		—		(0.1)		31,443
Pennsylvania	11/15/11	3.6	—		3.6		3.6		—		—		—		—		—
		153.8	(52.4)		101.4		155.5		—		—		—		(1.7)		548,209
Purchase of noncontrolling interests		5.1	—		1.3		—		(3.5)		3.6		1.5		(0.3)		—
		$158.9	$(52.4)	—	$102.7	—	$155.5	—	$(3.5)	—	$3.6	—	$1.5	—	$(2.0)	—	548,209

(1)	The mortgage notes payable assumed in these acquisitions do not reflect fair value adjustments totaling $2.0 million recorded by the Company upon acquisition (included in Other).

(2)	Cash Consideration excludes receivables acquired and liabilities assumed in the acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions as of the acquisition date for 2011:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Buildings	$139.5	25.0-33.0
Land	5.5	—
Prepaid ground leases	12.8	94.2-94.5
Intangibles:
At-market lease intangibles	10.5	2.0-5.0
Above-market lease intangibles	0.3	0.9-4.7
Below-market lease intangibles	(0.1)	2.7-6.3
Total intangibles	10.7
Accounts receivable and other assets acquired	0.3
Mortgage notes payable assumed, including fair value adjustments	(54.4)
Accounts payable, accrued liabilities and other liabilities assumed	(0.5)
Prorated rent, net of expenses paid	0.6
Total cash consideration (1)	$114.5

(1)	Total cash consideration includes receivables acquired and liabilities assumed in the acquisition as well as rental prorations and expense disbursements.
2012 Asset Dispositions
During 2012, the Company disposed of the following properties:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

•
four off-campus medical office buildings and one on-campus medical office building totaling 272,571 square feet, located in Florida, in which the Company had a net aggregate investment of approximately $31.2 million, were sold to a single buyer. The sales price for the buildings was approximately $33.3 million, which included net cash proceeds of $28.7 million, the origination of a $3.7 million seller-financed mortgage note, a $0.6 million contingent liability, and closing costs of approximately $0.3 million. The Company recognized a $0.1 million impairment on the disposal, including the write-off of straight-line rent receivables. These properties were not previously classified as held for sale;

•
a 16,578 square foot on-campus medical office building in Texas, in which the Company had an aggregate net investment of approximately $0.5 million. The sales price for the building was approximately $0.6 million, which included net cash proceeds of approximately $0.5 million and closing costs of approximately $0.1 million;

•
an 8,990 square foot off-campus medical office building in Florida, in which the Company had an aggregate net investment of approximately $0.9 million. The sales price and net cash proceeds for the building were approximately $0.5 million. The Company recognized a $0.4 million impairment on the disposal;

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

•
a 31,650 square foot on-campus medical office building and a 9,168 square foot medical office building, both in Iowa, in which the Company had an aggregate net investment of approximately $6.7 million. The sales price and net cash proceeds for the two properties were approximately $8.0 million. The Company recognized a $1.2 million gain on the disposal. These properties were not previously classified as held for sale; and

•
a 62,271 square foot on-campus medical office building in Florida, in which the Company had an aggregate net investment of approximately $9.7 million. The sales price for the building was approximately $2.1 million, which included net cash proceeds of approximately $2.0 million and closing costs of approximately $0.1 million. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company recognized a $7.7 million impairment on the disposal. This property was not previously classified as held for sale.
Also, during 2012, five mortgage notes receivable totaling approximately $14.8 million were repaid and one mortgage note receivable of $9.9 million was repaid in full in conjunction with the acquisition of a medical office building in Texas as discussed in "2012 Real Estate Acquisitions" above.
Additionally, a construction mortgage note receivable totaling approximately $35.1 million was repaid in full in January 2012. The construction mortgage note was funding the ongoing development of an inpatient facility in South Dakota that was leased by Sanford Health. In September 2011, the Company began consolidating the construction project upon its conclusion that it was the primary beneficiary of the VIE that was constructing the facility. As a result of the consolidation of the VIE, the Company also eliminated the construction mortgage note and related interest on its Consolidated Financial Statements. Upon repayment of the mortgage note in 2012, the Company deconsolidated the VIE and recognized net mortgage interest income of $0.4 million and overhead expense of $0.1 million, resulting in a net gain to the Company of $0.3 million.
A summary of the Company’s 2012 dispositions follows:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage
Real estate dispositions
Texas (1) (2) (3)	1/10/12	$3.5	$(0.1)	$(3.0)	$0.4	$2.5	$—	$0.9	33,726
Florida (1)	1/19/12	7.2	(1.5)	—	5.7	3.0	0.2	2.5	35,752
Florida (1)	3/2/12	0.5	—	—	0.5	0.5	—	—	33,895
Texas (1) (4)	3/16/12	4.7	(0.2)	(4.5)	—	4.8	0.1	(0.4)	82,664
Tennessee (1)	4/13/12	0.9	(0.1)	—	0.8	0.8	—	—	18,476
Florida (5)	4/18/12	33.3	(0.9)	(3.7)	28.7	31.2	1.3	(0.1)	272,571
Texas (1)	7/20/12	0.6	(0.1)	—	0.5	0.5	—	—	16,578
Florida (1)	8/22/12	0.5	—	—	0.5	0.9	—	(0.4)	8,990
Texas	8/27/12	21.4	(2.4)	—	19.0	12.0	0.7	6.3	80,740
Florida (2)	9/14/12	8.8	(0.1)	—	8.7	10.8	0.4	(2.5)	71,345
Iowa (2)	12/12/12	8.0	—	—	8.0	6.7	0.1	1.2	40,818
Florida	12/17/12	2.1	(0.1)	—	2.0	9.7	—	(7.7)	62,271
		91.5	(5.5)	(11.2)	74.8	83.4	2.8	(0.2)	757,826
Mortgage note repayments		—	—	24.7	24.7	—	—	—	—
Deconsolidation of VIE (6)		—	—	—	35.1	38.2	(3.4)	0.3	113,602
		$91.5	$(5.5)	$13.5	$134.6	$121.6	$(0.6)	$0.1	871,428

(1)	Previously included in assets held for sale.

(2)	Includes two properties.

(3)	Mortgage note was repaid in November 2012.

(4)	Mortgage note was repaid in April 2012.

(5)	Includes five properties.

(6)
“Other” includes construction liabilities transferred upon deconsolidation. “Gain” includes $0.4 million of net mortgage interest income recognized, partially offset by $0.1 million of general and administrative overhead expense that had been capitalized into the project that was reversed upon deconsolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2012 Seller-Financed Mortgage Notes
During 2012, the Company:

•
originated a $3.0 million seller-financed mortgage note receivable with the purchaser of two medical office buildings located in Texas that were sold by the Company as discussed in “2012 Asset Dispositions” above. This note was repaid in November 2012;

•
originated a $4.5 million seller-financed mortgage note receivable with the purchaser of a medical office building located in Texas that was sold by the Company as discussed in “2012 Asset Dispositions” above. This note was repaid in April 2012; and

•
originated a $3.7 million seller-financed mortgage note receivable with the purchaser related to two of five medical office buildings located in Florida that were sold by the Company as discussed in "2012 Asset Dispositions" above. The note is interest only with a stated fixed interest rate of 7.5% and matures in April 2015.

2011 Asset Dispositions
During 2011, the Company disposed of the following properties:

•
a 35,761 square foot medical office building in Maryland in which the Company had a net investment of approximately $3.5 million. The sales price for the building was approximately $3.7 million, which included net cash proceeds of approximately $3.4 million and closing costs of approximately $0.3 million. The Company recognized a $0.1 million impairment on the disposal;

•
a 28,861 square foot medical office building in Florida, in which the Company had a net investment of approximately $3.1 million. The sales price for the building was approximately $3.2 million which included $0.4 million in net cash proceeds, the origination of a $2.7 million seller-financed mortgage note receivable, and closing costs of approximately $0.1 million;

•
a 16,256 square foot medical office building in Florida in which the Company had a net investment of approximately $2.8 million. The sales price for the building was approximately $1.3 million, which included net cash proceeds of approximately $1.2 million and closing costs of approximately $0.1 million. The Company recognized a $1.6 million impairment on the disposal;

•
a 24,900 square foot medical office building in Massachusetts in which the Company had a net investment of approximately $1.6 million. The sales price and net cash proceeds received from the sale were approximately $3.2 million. The Company recognized a $1.6 million gain on the disposal; and

•
a 75,842 square foot medical office building in Massachusetts in which the Company had a net investment of approximately $6.3 million. The sales price and net cash proceeds received from the sale were approximately $11.4 million. The Company recognized a $4.0 million gain on the disposal, including the write-off of straight-line rent receivables.

Also, two mortgage notes receivable totaling approximately $17.2 million were repaid. Upon repayment of one of the mortgage notes receivable, the Company recognized a gain of $1.4 million that had been deferred from the original sale of the building in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s 2011 dispositions follows:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (Including Receivables)	Gain/(Impairment)	Square Footage
Real estate dispositions
Maryland	1/19/2011	$3.7	$(0.3)	$—	$3.4	$3.5	$—	$(0.1)	35,761
Florida	2/3/2011	3.2	(0.1)	(2.7)	0.4	3.1	—	—	28,861
Florida	8/9/2011	1.3	(0.1)	—	1.2	2.8	—	(1.6)	16,256
Massachusetts	12/12/2011	3.2	—	—	3.2	1.6	—	1.6	24,900
Massachusetts	12/12/2011	11.4	—	—	11.4	6.3	1.1	4.0	75,842
		22.8	(0.5)	(2.7)	19.6	17.3	1.1	3.9	181,620
Mortgage note repayments		—	—	—	17.2	—	—	1.4	—
		$22.8	$(0.5)	$(2.7)	$36.8	$17.3	$1.1	$5.3	181,620
2011 Seller-Financed Mortgage Notes
During 2011, the Company originated a $2.7 million seller-financed mortgage note receivable with the purchaser in conjunction with the disposal of a medical office building located in Florida. The loan had a stated fixed interest rate of 7.0% and was repaid in August 2012.
2011 Other Mortgage Note Originations
During 2011, the Company provided funding for the following mortgage loans:

•
approximately $40.5 million was funded during the year towards the development of two build-to-suit facilities, affiliated with Mercy Health, with an aggregate construction budget of approximately $202.6 million. The two projects include a 200,000 square foot medical office building in Oklahoma with a construction budget of approximately $91.2 million and a 186,000 square foot orthopedic surgical facility in Missouri with a construction budget of approximately $111.4 million. The loans have stated interest rates of 6.75% and are scheduled to mature upon substantial completion, which is estimated to be in the latter half of 2013. The Company has agreed to acquire the facilities upon substantial completion of construction at a price equal to the amount outstanding under the mortgage notes. The facilities are leased by affiliates of Mercy Health under 14-year absolute net leases with options to purchase the buildings contingent on certain provisions in the lease agreements. Mercy Health, based in St. Louis, Missouri, is the eighth largest Catholic healthcare system in the U.S., has a net worth of more than $2 billion, and maintains a “AA-” credit rating. During 2010, Mercy Health operated 26 acute care hospitals and two heart hospitals in a seven-state area;

•
a $40.0 million mortgage loan was funded that is secured by a multi-tenanted office building located in Iowa that was 94% leased at the time the mortgage was originated. The mortgage loan requires interest only payments through maturity in January 2014 and has a stated fixed interest rate of 7.7%; and

•	approximately $2.3 million was funded towards the construction of a medical office building located in Missouri. The 11.0% fixed rate loan, which matured in 2012, was repaid in October 2011.
2013 Acquisitions
In January 2013, the Company purchased a 52,225 square foot medical office building in Tennessee for a purchase price of $16.2 million. The property is 100% leased to four tenants and is adjacent to a 39,345 square foot medical office building the Company purchased in October 2012.
Potential Dispositions
The Company received notice in January 2013 that a tenant is exercising purchase options on two inpatient rehabilitation hospitals, one in Florida and one in Alabama, at the expiration of the current leases on July 15, 2013 and July 31, 2013. The purchase prices will be the greater of fair market value or $11.7 million for the facility in Florida and $17.5 million for the facility in Alabama. The Company's aggregate net investment in the two facilities was approximately $18.7 million, and base rent was approximately $1.0 million per quarter as of December 31, 2012.
The Company is also in discussions with the same tenant on the renewal of its leases on two additional inpatient rehabilitation facilities that expire on September 30, 2013. If the Company and the tenant are unable to come to an agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

on the lease renewals, the Company expects the tenant will exercise its purchase options on the two additional facilities. The purchase price for each of the two additional facilities would be the greater of fair market value or $17.6 million. The Company's aggregate net investment in the two additional facilities was approximately $25.4 million, and base rent was approximately $1.3 million per quarter as of December 31, 2012.
The Company may from time to time sell additional properties and redeploy cash from property sales and mortgage repayments into investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these investments, the Company’s results of operations and cash flows could be adversely affected.
5. Discontinued Operations
Assets and liabilities of properties sold or classified as held for sale on the Company’s Consolidated Balance Sheets, and the results of operations of such properties are included in discontinued operations on the Company’s Consolidated Statements of Operations for all periods presented. As of December 31, 2012 and 2011, the Company had one and 15 properties, respectively, classified as held for sale. As discussed in "Potential Dispositions" in Note 4, the Company expects to sell, during the first quarter of 2013, the property classified as held for sale as of December 31, 2012. Of the 15 properties classified as held for sale as of December 31, 2011, four properties in Texas, three properties in Florida, and one property in Tennessee were sold during 2012. As a result of the disposal of these eight properties, the Company recorded net gains on sale of approximately $3.4 million and impairments of approximately $0.8 million. These dispositions are discussed in more detail in Note 4.
Also, during the fourth quarter of 2012, the Company reclassified to held for use six skilled nursing facilities in Michigan and Indiana that had been classified as held for sale since the fourth quarter of 2010 when the tenant provided notice of its intent to purchase the properties pursuant to purchase option provisions in the leases. However, the tenant failed to close on the sale in the timeline prescribed in the lease. In the fourth quarter of 2012, the tenant exercised a renewal option under its leases and extended the terms of the leases to December 31, 2014. The Company’s gross investment in the six properties was approximately $16.9 million ($7.1 million, net) as of December 31, 2012. Also, the Company recorded $1.1 million in depreciation expense upon reclassification of the properties from held for sale to reduce the Company's carrying amounts of the properties to their adjusted book values, which was less than fair value as of the reclassification date, had the properties been continuously classified as held for use.
The tables below reflect the assets and liabilities of the properties classified as held for sale and discontinued operations as of December 31, 2012 and the results of operations of the properties included in discontinued operations on the Company’s Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

	December 31,
(Dollars in thousands)	2012	2011
Balance Sheet data (as of the period ended):
Land	$3,835	$8,078
Buildings, improvements and lease intangibles	5,566	44,299
Personal property	212	458
	9,613	52,835
Accumulated depreciation	(6,303)	(24,557)
Assets held for sale, net	3,310	28,278
Other assets, net (including receivables)	27	372
Assets of discontinued operations, net	27	372
Assets held for sale and discontinued operations, net	$3,337	$28,650
Accounts payable and accrued liabilities	$99	$404
Other liabilities	32	114
Liabilities of discontinued operations	$131	$518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010
Statements of Operations data (for the period ended):
Revenues (1)
Rental income	$5,679	$10,656	$14,835
Other operating	13	34	62
	5,692	10,690	14,897
Expenses (2)
Property operating	2,500	4,503	5,487
General and administrative	6	8	19
Other operating	—	—	(135)
Depreciation	1,541	3,762	4,634
Amortization	54	28	28
Bad debt, net of recoveries	(3)	90	18
	4,098	8,391	10,051
Other Income (Expense) (3)
Interest and other income, net	163	105	241
	163	105	241
Income from Discontinued Operations	1,757	2,404	5,087
Impairments (4)	(14,908)	(6,697)	(6,252)
Gain on sales of real estate properties (5)	10,874	7,035	8,352
Income (Loss) from Discontinued Operations	$(2,277)	$2,742	$7,187
Income (Loss) from Discontinued Operations per Common Share - Basic	$(0.03)	$0.04	$0.11
Income (Loss) from Discontinued Operations per Common Share - Diluted	$(0.03)	$0.04	$0.11

(1)
Total revenues for the years ended December 31, 2012, 2011 and 2010 included $5.4 million, $10.2 million and $13.8 million, respectively, related to properties sold; and $0.3 million, $0.5 million and $1.1 million, respectively, related to one property held for sale as of December 31, 2012.

(2)
Total expenses for the years ended December 31, 2012, 2011 and 2010 included $3.4 million, $7.5 million and $3.4 million, respectively, related to properties sold; and $0.7 million, $0.9 million and $6.7 million, respectively, related to one property held for sale as of December 31, 2012.

(3)	Other income (expense) for the years ended December 31, 2012, 2011, and 2010 included income related to properties sold.

(4)
Impairments for the year ended December 31, 2012 included $11.1 million related to 12 properties sold and $3.8 million related to one property held for sale; December 31, 2011 included $1.7 million related to two properties sold and $5.0 million related to five properties held for sale; and December 31, 2010 included $1.0 million related to one property sold and $5.3 million related to four properties held for sale.

(5)	Gain on sales of real estate properties for the years ended December 31, 2012, 2011 and 2010 included gains on the sale of seven, three and nine properties, respectively.
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
The Company recorded impairment charges on properties sold or classified as held for sale, which are included in discontinued operations, for the years ended December 31, 2012, 2011 and 2010 totaling $14.9 million, $6.7 million and $6.3 million, respectively. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.
•During 2012, the Company recorded impairment charges totaling approximately $11.1 million on twelve properties that the Company sold during 2012 and $3.8 million on a property classified as held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•During 2011, the Company recorded impairment charges totaling approximately $4.7 million on four properties that the Company decided to sell during the year, approximately $1.7 million on two properties sold in 2011, and $0.3 million on a property classified as held for sale.
•During 2010, the Company recorded impairment charges totaling approximately $1.0 million related to one property sold during 2010 and $5.3 million related to four properties classified as held for sale.
An impairment charge totaling $1.3 million was also included in continuing operations for the year ended December 31, 2010 related to a property that was classified as held for sale as of December 31, 2010 but was subsequently reclassified to held for use in 2011 upon execution of a lease on the property.
7. Other Assets
Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, and receivables. Items included in other assets on the Company’s Consolidated Balance Sheets as of December 31, 2012 and 2011 are detailed in the table below.

	December 31,
(Dollars in millions)	2012	2011
Prepaid assets	$50.7	$45.0
Straight-line rent receivables	34.7	30.3
Above-market intangible assets, net	12.7	13.3
Deferred financing costs, net	10.6	13.8
Accounts receivable	6.1	8.2
Goodwill	3.5	3.5
Equity investment in joint venture - cost method	1.3	1.3
Customer relationship intangible assets, net	2.0	2.1
Notes receivable	0.1	0.3
Allowance for uncollectible accounts	(0.7)	(0.6)
Other	1.7	1.2
	$122.7	$118.4
Equity Investments in Joint Ventures
As of December 31, 2012 and 2011, the Company had an investment in an unconsolidated joint venture which had investments in real estate properties. The Company accounts for this investment under the cost method since the Company does not exert significant influence. The Company recognized income related to this investment of approximately $0.4 million, $0.7 million and $0.1 million, respectively, for the years ended December 31, 2012, 2011 and 2010. The joint venture, which invests in real estate properties, is included in other assets on the Company’s Consolidated Balance Sheets, and the related distributions received are included in interest and other income, net on the Company’s Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, deferred financing costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2012 and 2011 consisted of the following:

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Avg. Life (Years)	Balance Sheet Classification
(Dollars in millions)	2012	2011	2012	2011
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets
Deferred financing costs	17.6	17.6	7.0	3.8	4.3	Other assets
Above-market lease intangibles	14.8	14.8	2.1	1.5	57.6	Other assets
Customer relationship intangibles	2.6	2.6	0.6	0.5	30.6	Other assets
Below-market lease intangibles	(6.8)	(6.9)	(1.9)	(1.4)	14.6	Other liabilities
At-market lease intangibles	66.4	63.3	24.6	16.9	7.0	Real estate properties
	$98.1	$94.9	$32.4	$21.3	16.1
Amortization of the Company’s intangible assets and liabilities, in place as of December 31, 2012, is expected to be approximately $13.3 million, $11.0 million, $7.8 million, $5.4 million, and $3.8 million, respectively, for the years ended December 31, 2013 through 2017.
9. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	December 31,		Maturity Dates	Contractual Interest Rates	Principal Payments	Interest Payments
(Dollars in thousands)	2012	2011
Unsecured Credit Facility	$110,000	212,000	2/17	LIBOR + 1.40%	At maturity	Quarterly
Senior Notes due 2014, net of discount	264,522	264,371	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017, net of discount	298,728	298,465	1/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021, net of discount	397,307	397,052	1/21	5.750%	At maturity	Semi-Annual
Mortgage notes payable, net of discount and including premiums	222,487	221,649	4/13-10/30	5.000%-7.625%	Monthly	Monthly
	$1,293,044	$1,393,537
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2012, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Unsecured Credit Facility due 2017
On October 14, 2011, the Company entered into a $700.0 million Unsecured Credit Facility with a syndicate of 17 lenders. On February 15, 2013, the Company entered into an amendment that extended the original maturity date of the facility to April 14, 2017. The amendment also provides the Company with two six-month extension options that could extend the maturity date to April 14, 2018. Each option is subject to an extension fee of 0.075% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate depends on the Company's credit ratings. The margin rate originally ranged from 1.075% to 1.900% (1.5% as of December 31, 2012) and as amended ranges from 0.95% to 1.75% (1.4% as amended). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments. The facility fee originally ranged from 0.175% per annum to 0.45% per annum (0.35% as of December 31, 2012), based on the Company’s credit ratings and as amended ranges from 0.15% to 0.35% (0.30% as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amended). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $2.6 million, which will be amortized over the term of the facility. In the first quarter of 2013, the Company will write off certain unamortized deferred financing costs of the original facility of approximately $0.3 million in connection with the amendment. As of December 31, 2012, the Company had $110.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.72% and a remaining borrowing capacity of approximately $590.0 million.
Senior Notes due 2014
On March 30, 2004, the Company publicly issued $300.0 million of unsecured senior notes due 2014 (the “Senior Notes due 2014”). The Senior Notes due 2014 bear interest at 5.125% per annum, payable semi-annually on April 1 and October 1, and are due on April 1, 2014, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.5 million, which yielded a 5.19% interest rate per annum upon issuance. For each of the years ended December 31, 2012, 2011 and 2010, the Company amortized approximately $0.1 million of the discount which is included in interest expense on the Company’s Consolidated Statements of Operations. In previous years, the Company repurchased approximately $35.3 million of the Senior Notes due 2014 and accreted a pro-rata portion of the discount upon the repurchases. The following table reconciles the balance of the Senior Notes due 2014 on the Company’s Consolidated Balance Sheets as of December 31, 2012 and 2011.

	December 31,
(Dollars in thousands)	2012	2011
Senior Notes due 2014 face value	$264,737	$264,737
Unaccreted discount	(215)	(366)
Senior Notes due 2014 carrying amount	$264,522	$264,371
Senior Notes due 2017
On December 4, 2009, the Company publicly issued $300.0 million of unsecured senior notes due 2017 (the “Senior Notes due 2017”). The Senior Notes due 2017 bear interest at 6.50%, payable semi-annually on January 17 and July 17, and are due on January 17, 2017, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.0 million, which yielded a 6.618% interest rate per annum upon issuance. For the years ended December 31, 2012, 2011 and 2010, the Company amortized approximately $0.3 million, $0.2 million and $0.2 million, respectively, of the discount which is included in interest expense on the Company’s Consolidated Statements of Operations. The following table reconciles the balance of the Senior Notes due 2017 on the Company’s Consolidated Balance Sheets as of December 31, 2012 and 2011.

	December 31,
(Dollars in thousands)	2012	2011
Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(1,272)	(1,535)
Senior Notes due 2017 carrying amount	$298,728	$298,465
Senior Notes due 2021
On December 13, 2010, the Company publicly issued $400.0 million of unsecured senior notes due 2021 (the “Senior Notes due 2021”). The Senior Notes due 2021 bear interest at 5.75%, payable semi-annually on January 15 and July 15, beginning July 15, 2011, and are due on January 15, 2021, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $3.2 million, which yielded a 5.855% interest rate per annum upon issuance. For the years ended December 31, 2012 and 2011, the Company amortized approximately $0.3 million and $0.2 million, respectively, of the discount which is included in interest expense on the Company’s Consolidated Statement of Operations. The following table reconciles the balance of the Senior Notes due 2021 on the Company’s Consolidated Balance Sheets as of December 31, 2012 and 2011.

	December 31,
(Dollars in thousands)	2012	2011
Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(2,693)	(2,948)
Senior Notes due 2021 carrying amount	$397,307	$397,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2012 and 2011. For the years ended December 31, 2012, 2011 and 2010, the Company amortized approximately $0.3 million, $0.7 million and $0.9 million, respectively, of the net discount on the mortgage notes payable which is included in interest expense on the Company’s Consolidated Statement of Operations.

	December 31,
(Dollars in thousands)	2012	2011
Mortgage notes payable principal balance	$225,242	$225,377
Unaccreted discount, net of premium	(2,755)	(3,728)
Mortgage notes payable carrying amount	$222,487	$221,649
The following table details the Company’s mortgage notes payable, with related collateral.

	Original Balance	Effective Interest Rate (19)	Maturity Date	Collateral (20)	Principal and Interest Payments (14)	Investment in Collateral at December 31,	Balance at December 31,
(Dollars in millions)						2012	2012	2011
Life Insurance Co.	$4.7	7.765%	1/17	MOB	Monthly/20-yr amort.	$11.8	$1.6	$1.9
Commercial Bank	1.8	5.550%	10/30	OTH	Monthly/27-yr amort.	7.9	1.6	1.6
Life Insurance Co.	15.1	5.490%	1/16	MOB	Monthly/10-yr amort.	32.7	12.7	13.1
Commercial Bank (1)	17.4	6.480%	5/15	MOB	Monthly/10-yr amort.	19.9	14.6	14.5
Commercial Bank (2)	12.0	6.110%	7/15	2 MOBs	Monthly/10-yr amort.	19.5	9.9	9.8
Commercial Bank (3)	15.2	7.650%	7/20	MOB	(15)	20.2	12.8	12.8
Life Insurance Co. (4)	1.5	6.810%	7/16	MOB	Monthly/9-yr amort.	2.2	1.1	1.1
Commercial Bank (5)	12.9	6.430%	2/21	MOB	Monthly/12-yr amort.	20.6	11.3	11.4
Investment Fund	80.0	7.250%	12/16	15 MOBs	Monthly/30-yr amort.(16)	155.8	77.5	78.4
Life Insurance Co.	7.0	5.530%	1/18	MOB	Monthly/15-yr amort.	14.6	3.0	3.5
Investment Co. (6)	15.9	6.550%	(17)	MOB	Monthly/30-yr amort	23.4	14.9	15.2
Investment Co.	4.6	5.250%	9/15	MOB	Monthly/10-yr amort.	6.9	4.2	4.3
Life Insurance Co. (7)	13.9	4.700%	1/16	MOB	Monthly/25-yr amort.	26.4	11.9	12.4
Life Insurance Co. (8)	21.5	4.700%	8/15	MOB	Monthly/25-yr amort.	44.0	18.1	18.8
Insurance Co. (9)	7.3	5.100%	12/18	MOB	Monthly/25-yr amort.	14.6	7.3	7.5
Commercial Bank (10)	8.1	4.540%	8/16	MOB	Monthly/10-yr amort.	15.4	7.8	7.7
Life Insurance Co. (11) (12)	5.3	4.060%	11/14	MOB	Monthly/25-yr amort.	11.6	4.5	4.8
Life Insurance Co. (13)	3.1	4.060%	11/14	MOB	Monthly/25-yr amort.	6.7	2.6	2.8
Life Insurance Co. (18)	7.9	4.000%	8/20	MOB	Monthly/15-yr amort.	20.7	5.1	—
						$474.9	$222.5	$221.6

(1)	The unaccreted portion of a $2.7 million discount recorded on this note upon acquisition is included in the balance above.

(2)	The unaccreted portion of a $2.1 million discount recorded on this note upon acquisition is included in the balance above.

(3)	The unaccreted portion of a $2.4 million discount recorded on this note upon acquisition is included in the balance above.

(4)	The unaccreted portion of a $0.2 million discount recorded on this note upon acquisition is included in the balance above.

(5)	The unaccreted portion of a $1.0 million discount recorded on this note upon acquisition is included in the balance above.

(6)	The unamortized portion of a $0.5 million premium recorded on this note upon acquisition is included in the balance above.

(7)	The unamortized portion of a $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(8)	The unamortized portion of a $0.4 million premium recorded on this note upon acquisition is included in the balance above.

(9)	The unamortized portion of the $0.6 million premium recorded on this note upon acquisition is included in the balance above.

(10)	The unamortized portion of the $0.5 million premium recorded on this note upon acquisition is included in the balance above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)	Balance consists of two notes secured by the same building.

(12)	The unamortized portions of the $0.3 million premium recorded on these notes upon acquisition are included in the balance above.

(13)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(14)	Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).

(15)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity.

(16)	The Company has the option to extend the maturity for two, one-year floating rate extension terms.

(17)	The Company repaid this mortgage note payable on February 14, 2013.

(18)	The unamortized portion of a $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(19)	The contractual interest rates for the twenty outstanding mortgage notes ranged from 5.0% to 7.625% as of December 31, 2012.

(20)	MOB-Medical office building; OTH-Other.
Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2012 were as follows:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Notes and Bonds Payable	%
2013	$20,258	$(1,164)	$19,094	1.5%
2014	276,899	(1,234)	275,665	21.3%
2015	50,357	(1,053)	49,304	3.8%
2016	106,992	(798)	106,194	8.2%
2017	412,132	(591)	411,541	31.8%
2018 and thereafter	433,341	(2,095)	431,246	33.4%
	$1,299,979	$(6,935)	$1,293,044	100.0%

(1)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2014, Senior Notes due 2017, Senior Notes due 2021, and fourteen mortgage notes payable.
10. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2012 as follows:

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	77,843,883	66,071,424	60,614,931
Issuance of stock	9,275,895	11,681,392	5,287,098
Non-vested stock-based awards, net of forfeitures	394,558	91,067	169,395
Balance, end of year	87,514,336	77,843,883	66,071,424
Equity Offering
On September 28, 2012, the Company sold 9,200,000 shares of common stock at a gross price of $23.87 per share (net price of $22.85 per share) in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, were approximately $201.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At-The-Market Equity Offering Program
Since December 2008, the Company has had in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The Company sold no shares under this program in 2012. The following table details the shares sold under this program.

Year	Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2011	11,648,700	$20.27 - $23.63	$251.6
2010	5,258,700	$20.23 - $25.16	$117.7
In January 2013, the Company sold 1,599,271 shares of common stock under this program for approximately $39.7 million in net proceeds. On February 17, 2013, the Company terminated the sales agreements under this program, leaving no shares currently available for issuance.
Dividends Declared
During 2012, the Company declared and paid common stock dividends aggregating $1.20 per share ($0.30 per share per quarter).
On January 29, 2013, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on March 1, 2013 to stockholders of record on February 14, 2013.
Authorization to Repurchase Common Stock
In 2006, the Company’s Board of Directors authorized management to repurchase up to 3,000,000 shares of the Company’s common stock. As of December 31, 2012, the Company had not repurchased any shares under this authorization. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.
Accumulated Other Comprehensive Loss
During the years ended December 31, 2012 and 2011, the Company recorded a reduction to future benefit obligations related to its pension plan of $1.2 million and $1.9 million, respectively, resulting in a decrease to other liabilities and an offsetting reduction to accumulated other comprehensive loss which is included in stockholders’ equity on the Company’s Consolidated Balance Sheet.
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
In December 2008, the Company froze the maximum annual benefits payable to a single participant under the plan at $896,000, plus cost of living increases, which resulted in a curtailment of benefits under the retirement plan for the Company’s chief executive officer. In 2008, the officers under the plan elected the manner in which they would receive retirement benefits upon retirement. The Company’s chief executive officer agreed to receive his retirement benefits under the plan in installment payments upon retirement, rather than in a lump sum. Of the two remaining officers in the plan, one has elected to receive benefits in monthly installments and one has elected a lump-sum payment upon retirement.
As of December 31, 2012, only the Company’s chief executive officer was eligible to retire under the plan. Upon retirement, the chief executive officer will be paid annual installments of approximately $0.9 million, increasing annually based on CPI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retirement Plan for Outside Directors
The Company terminated the Outside Director Plan in 2009 and in 2010 paid to each outside director who participated in the plan a lump sum payment, which aggregated to approximately $2.6 million, in full settlement of the directors’ benefits payable under the plan.
Retirement Plan Information
Net periodic benefit cost for both the Executive Retirement Plan and the Outside Director Plan for the three years in the period ended December 31, 2012 is comprised of the following:

(Dollars in thousands)	2012	2011	2010
Service cost	$77	$69	$51
Interest cost	725	856	933
Effect of settlement	—	—	(243)
Amortization of prior service cost	(723)	—	—
Amortization of net gain/loss	990	929	671
	1,069	1,854	1,412
Net loss (gain) recognized in other comprehensive income	(1,240)	(1,937)	676
Total recognized in net periodic benefit cost (gain) and accumulated other comprehensive loss	$(171)	$(83)	$2,088
The Company estimates that approximately $0.2 million of the amounts included in accumulated other comprehensive loss will be amortized to expense in 2013.
The Executive Retirement Plan is unfunded, and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations as of December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Benefit obligation at beginning of year	$15,414	$15,545
Service cost	77	69
Interest cost	725	856
Benefits paid	(42)	(48)
Unrecognized prior service cost	(2,120)	(2,169)
Actuarial loss, net	1,147	1,161
Benefit obligation at end of year	$15,201	$15,414
Amounts recognized in the Consolidated Balance Sheets are as follows:

(Dollars in thousands)	2012	2011
Net liabilities included in other liabilities	$(13,109)	$(12,082)
Amounts recognized in accumulated other comprehensive loss	(2,092)	(3,332)
The Company's assumed discount rates and compensation increases, which are used to measure the year-end benefit obligations and earnings for the subsequent year related to the retirement plans, as applicable, are detailed in the following table for the three years ended December 31, 2012:

	2012	2011	2010
Discount rates	3.91%	4.69%	5.50%
Compensation increases	2.7%	2.7%	2.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Stock and Other Incentive Plans
Stock Incentive Plan
The Incentive Plan authorizes the Company to issue 2,390,272 shares of common stock to its employees and directors. The Incentive Plan will continue until terminated by the Company’s Board of Directors. As of December 31, 2012, 2011 and 2010, the Company had issued, net of forfeitures, a total of 1,576,632 shares, 1,182,074 shares and 1,091,007 shares, respectively, under the Incentive Plan for compensation-related awards to employees and directors, with a total of 813,640 authorized shares, 1,208,198 authorized shares and 1,299,265 authorized shares, respectively, remaining which had not been issued. Non-vested shares issued under the Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If an employee voluntarily terminates employment with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the employee has the right to receive dividends and the right to vote the shares. Compensation expense recognized during the years ended December 31, 2012, 2011 and 2010 from the amortization of the value of non-vested shares issued to employees was $2.5 million, $2.2 million and $1.6 million, respectively.
On July 31, 2012, the Company adopted a new Executive Incentive Program. The Executive Incentive Program was adopted to provide specific award criteria with respect to incentive awards made under the Incentive Plan. No new shares of common stock were authorized in connection with the Executive Incentive Program. Under the terms of the Executive Incentive Program, the Company's named executive officers may earn incentive awards in the form of cash and non-vested stock. Cash incentive awards are based on individual and Company performance. Company performance is measured over a four-quarter period against targeted financial and operational metrics set in advance by the Compensation Committee. Non-vested stock awards are based on the Company's relative total shareholder return performance over one-year and three-year periods, measured against the Company's peer group. The executive officers may also receive non-vested stock awards by electing to take cash incentive awards in the form of non-vested stock. In the fourth quarter of 2012, the Company granted performance-based awards to its five named-executive officers under the Incentive Plan with a grant date fair value totaling $2.7 million, which were granted in the form of non-vested shares totaling approximately 112,000 shares, with a three year vesting period. Six other officers will be eligible to participate under a program similar to the Executive Incentive Program beginning January 1, 2013.
In the fourth quarters of 2012 and 2010, the Company granted performance-based awards under the Long-term Incentive Program adopted under the Incentive Plan (the "LTIP") totaling approximately $3.6 million and $1.4 million, respectively, which were granted in the form of non-vested shares totaling approximately 154,700 shares and 67,800 shares, respectively. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately six years. Beginning in 2012, the Company's executive officers were no longer eligible to participate in the LTIP. No performance-based awards were released under the Incentive Plan during 2011.
The Incentive Plan also authorizes the Company’s Compensation Committee of its Board of Directors to grant restricted stock units or other performance awards to eligible employees. Such awards, if issued, will also be subject to restrictions and other conditions as determined appropriate by the Compensation Committee. Grantees of restricted stock units will not have stockholder voting rights and will not receive dividend payments. The award of performance units does not create any stockholder rights. Upon satisfaction of certain performance targets as determined by the Compensation Committee, payment of the performance units may be made in cash, shares of common stock, or a combination of cash and common stock, at the option of the Compensation Committee. As of December 31, 2012, the Company had not granted any restricted stock units or other performance awards under the Incentive Plan.
Beginning in 2009, the Company also began issuing non-vested shares to its non-employee directors under the Incentive Plan. The directors’ stock issued generally has a three-year vesting period and is subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2012, 2011 and 2010, the Company issued approximately 27,900 shares, 27,400 shares, and 25,400 shares, respectively, to its non-employee directors through the Incentive Plan or the 1995 Directors’ Plan. For 2012, 2011 and 2010, compensation expense resulting from the amortization of non-vested share grants to directors was $0.6 million, $0.5 million, and $0.6 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the activity under the Incentive Plan and the previous directors' plan and related information for the three years in the period ended December 31, 2012 follows:

	2012	2011	2010
Stock-based awards, beginning of year	1,430,675	1,379,243	1,224,779
Granted	397,917	106,569	175,412
Vested	(58,531)	(44,211)	(20,948)
Forfeited	—	(10,926)	—
Stock-based awards, end of year	1,770,061	1,430,675	1,379,243
Weighted-average grant date fair value of:
Stock-based awards, beginning of year	$24.65	$24.71	$25.16
Stock-based awards granted during the year	$22.35	$21.64	$21.19
Stock-based awards vested during the year	$20.97	$20.13	$22.60
Stock-based awards forfeited during the year	$—	$21.00	$—
Stock-based awards, end of year	$24.23	$24.65	$24.71
Grant date fair value of shares granted during the year	$8,894,424	$2,305,848	$3,600,160
The vesting periods for the non-vested shares granted during 2012 ranged from three to eight years with a weighted-average amortization period remaining as of December 31, 2012 of approximately 4.8 years.
During 2012, 2011 and 2010, the Company withheld 3,359 shares, 4,576 shares and 520 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to non-vested stock that vested. Also, during 2010, 6,586 non-vested shares vested upon the retirement of a member of the board of directors.
401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.4 million during 2012 and 2011 and were approximately $0.3 million during 2010.
Dividend Reinvestment Plan
The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2012, the Company had issued 503,043 shares under the plan of which 16,732 shares were issued in 2012, 18,791 shares were issued in 2011 and 19,267 shares were issued in 2010.
Employee Stock Purchase Plan
In January 2000, the Company adopted the Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of common stock. As of December 31, 2012, 2011 and 2010, the Company had a total of 169,099 shares, 232,218 shares and 278,798 shares authorized under the Employee Stock Purchase Plan, respectively, which had not been issued or optioned. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. Cash received from employees upon exercising options under the Employee Stock Purchase Plan was approximately $1.0 million for the year ended December 31, 2012, and $0.2 million for each of the two years ending December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2012 is as follows:

	2012	2011	2010
Outstanding, beginning of year	425,196	392,517	335,608
Granted	327,936	261,960	256,080
Exercised	(59,163)	(13,901)	(9,131)
Forfeited	(78,202)	(49,173)	(53,504)
Expired	(182,315)	(166,207)	(136,536)
Outstanding and exercisable, end of year	433,452	425,196	392,517
Weighted-average exercise price of:
Options outstanding, beginning of year	$15.80	$17.99	$18.24
Options granted during the year	$15.80	$17.99	$18.24
Options exercised during the year	$16.18	$16.31	$18.19
Options forfeited during the year	$16.74	$17.12	$18.69
Options expired during the year	$18.24	$19.34	$19.80
Options outstanding, end of year	$16.78	$15.80	$17.99
Weighted-average fair value of options granted during the year (calculated as of the grant date)	$4.13	$7.61	$8.07
Intrinsic value of options exercised during the year	$439,645	$38,784	$29,037
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$3,132,506	$1,186,297	$1,248,204
Exercise prices of options outstanding (calculated as of December 31)	$16.78	$15.80	$17.99
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8
The fair values for these options were estimated at the date of grant using a Black-Scholes options pricing model with the weighted-average assumptions for the options granted during the period noted in the following table. The risk-free interest rate was based on the U.S. Treasury constant maturity-nominal two-year rate whose maturity is nearest to the date of the expiration of the latest option outstanding and exercisable; the expected dividend yield was based on the expected dividends of the current year as a percentage of the average stock price of the prior year; the expected life of each option was estimated using the historical exercise behavior of employees; expected volatility was based on historical volatility of the Company’s stock; and expected forfeitures were based on historical forfeiture rates within the look-back period.

	2012	2011	2010
Risk-free interest rates	0.25%	0.61%	1.14%
Expected dividend yields	6.17%	5.35%	5.68%
Expected life (in years)	1.46	1.48	1.50
Expected volatility	30.3%	64.8%	69.5%
Expected forfeiture rates	70%	91%	91%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the three years in the period ended December 31, 2012.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010
Weighted Average Common Shares
Weighted average Common Shares outstanding	80,360,422	74,156,849	63,038,663
Unvested restricted stock	(1,515,582)	(1,436,702)	(1,315,877)
Weighted average Common Shares - Basic	78,844,840	72,720,147	61,722,786
Weighted average Common Shares - Basic	78,844,840	72,720,147	61,722,786
Dilutive effect of restricted stock	1,144,465	—	979,260
Dilutive effect of employee stock purchase plan	138,578	—	68,780
Weighted average Common Shares - Diluted	80,127,883	72,720,147	62,770,826
Net Income (loss)
Income (loss) from continuing operations	$7,812	$(2,926)	$1,060
Noncontrolling interests’ share in earnings	(70)	(30)	(47)
Income (loss) from continuing operations attributable to common stockholders	7,742	(2,956)	1,013
Discontinued operations	(2,277)	2,742	7,187
Net income (loss) attributable to common stockholders	$5,465	$(214)	$8,200
Basic Earnings (loss) Per Common Share
Income (loss) from continuing operations	$0.10	$(0.04)	$0.02
Discontinued operations	(0.03)	0.04	0.11
Net income attributable to common stockholders	$0.07	0.00	$0.13
Diluted Earnings (loss) Per Common Share
Income (loss) from continuing operations	$0.10	$(0.04)	$0.02
Discontinued operations	(0.03)	0.04	0.11
Net income attributable to common stockholders	$0.07	0.00	$0.13
The dilutive effect of non-vested stock totaling 1,013,399 shares, and options under the Employee Stock Purchase Plan to purchase 73,495 shares of the Company’s stock were excluded from the calculation of diluted loss per common share for the year ended December 31, 2011 because the effect was anti-dilutive due to the net loss from continuing operations incurred during that period.
14. Commitments and Contingencies
Development Activity
As of December 31, 2012, the Company had two construction mortgage loans and twelve properties in the process of stabilization subsequent to construction.

(Dollars in thousands)	Number of Properties	Approximate Square Feet	Funded During Year Ended December 31, 2012	Total Amount Funded Through December 31, 2012	Estimated Remaining Budget
Construction mortgage notes	2	386,000	$77,985	$118,441	$84,173
Stabilization in progress	12	1,282,716	38,459	405,941	$35,000 - $45,000
Construction in progress	0	—	—	—	—
Total	14	1,668,716	$116,444	$524,382

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Construction in Progress
During 2012, one building located in Colorado and one building and garage located in Texas that were previously under construction commenced operations. The Company expects that its total investments in the buildings and garage will be approximately $39.7 million upon completion of tenant improvements. The Company is in the process of leasing the buildings which are approximately 92% leased and 74% leased, respectively, as of December 31, 2012.
Construction Mortgage Loans
The Company expects that the remaining funding commitments totaling $84.2 million on the two construction loans affiliated with Mercy Health as of December 31, 2012 will be funded during 2013.
Stabilization in Progress
As of December 31, 2012 and 2011, the Company had twelve and ten properties, respectively, that it had previously developed that are in the process of stabilization. In the aggregate, the properties were approximately 60% leased and 41% occupied as of December 31, 2012 and 40% leased and 21% occupied as of December 31, 2011, with tenant improvement build-out occurring in suites that were leased but not yet occupied by the tenants. The Company’s estimated remaining budget on these properties as of December 31, 2012 relates to tenant improvements.
As discussed above, the Company completed construction of two properties and a garage with aggregate budgets totaling approximately $39.7 million during 2012. The properties are now in the process of stabilization. The Company also deconsolidated a construction project as discussed in more detail in "Principles of Consolidation" in Note 1.
Operating Leases
As of December 31, 2012, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 43 real estate investments with expiration dates through 2101. The Company’s corporate office lease covers approximately 30,934 square feet of rented space and expires on October 31, 2020. Annual base rent on the corporate office lease increases approximately 3.25% annually with an additional base rental increase possible in the fifth year depending on changes in CPI. The Company’s ground leases generally increase annually based on increases in CPI. Rental expense relating to the operating leases for the years ended December 31, 2012, 2011 and 2010 was $4.3 million, $4.3 million and $4.0 million, respectively. The Company prepaid certain of its ground leases which represented approximately $0.5 million, $0.4 million and $0.3 million of the Company’s rental expense for the years ended December 31, 2012, 2011, and 2010, respectively. The Company’s future minimum lease payments for its operating leases, excluding leases that the Company has prepaid and leases in which an operator pays or fully reimburses the Company, as of December 31, 2012 were as follows (in thousands):

2013	$4,390
2014	4,466
2015	4,535
2016	4,591
2017	4,634
2018 and thereafter	245,453
$268,069
Legal Proceedings
The Company accrued $950,000 in general and administrative expenses during the fourth quarter of 2012 in connection with the settlement of one litigation matter, which amount was subsequently paid in January 2013. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Other Data
Taxable Income (unaudited)
The Company has elected to be taxed as a REIT, as defined under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders.
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
On a tax-basis, the Company’s gross real estate assets totaled approximately $2.8 billion, $2.7 billion, and $2.5 billion, respectively, for the three years ended December 31, 2012.
The following table reconciles the Company’s consolidated net income (loss) attributable to common stockholders to taxable income for the three years ended December 31, 2012:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net income (loss) attributable to common stockholders	$5,465	$(214)	$8,200
Reconciling items to taxable income:
Depreciation and amortization	28,526	21,479	19,603
Gain or loss on disposition of depreciable assets	922	(85)	6,916
Straight-line rent	(6,075)	(4,142)	(1,520)
Receivable allowances	(74)	(299)	(3,652)
Stock-based compensation	5,400	6,104	1,977
Other	12,724	9,926	4,752
	41,423	32,983	28,076
Taxable income (1)	$46,888	$32,769	$36,276
Dividends paid	$96,356	$89,270	$75,821
 (1) Before REIT dividend paid deduction.
Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2012.
For the three years ended December 31, 2012, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2012		2011		2010
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.63	52.3%	$0.34	28.5%	$0.40	33.8%
Return of capital	0.56	47.1%	0.80	66.3%	0.56	46.4%
Unrecaptured section 1250 gain	0.01	0.6%	0.06	5.2%	0.24	19.8%
Common stock distributions	$1.20	100.0%	$1.20	100.0%	$1.20	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

State Income Taxes
The Company must pay certain state income taxes, which are included in general and administrative expense on the Company’s Consolidated Statements of Operations.
Certain states have implemented new state tax laws in the past few years that have impacted the Company. The State of Texas implemented in 2007 a gross margins tax on gross receipts from operations. The Company understands that the Securities and Exchange Commission views this gross margins tax as an income tax. As such, the Company has disclosed the gross margins tax in the table below. The State of Michigan signed into law in 2008 the Michigan Business Tax Act (“MBTA”), which replaced the Michigan single business tax with a combined business income tax and modified gross receipts tax. The enactment of the MBTA resulted in the creation of a deferred tax liability for the Company. In 2011, the Michigan business tax was replaced with a flat corporate income tax effective January 1, 2012. Management believes that the new tax will eliminate any tax liability in Michigan. Additionally, this legislation repealed the tax associated with the Company’s deferred tax liability previously recorded, which resulted in a $0.2 million reduction of state income tax expense during 2011.
State income tax expense and state income tax payments for the three years ended December 31, 2012 are detailed in the table below:

(Dollars in thousands)	2012	2011	2010
State income tax expense:
Texas gross margins tax (1)	$843	$459	$528
Michigan gross receipts deferred tax liability	—	(170)	(90)
Other	3	193	116
Total state income tax expense	$846	$482	$554
State income tax payments, net of refunds and collections	$627	$522	$533

(1)
In the table above, income tax expense for 2012 includes $0.1 million that was recorded to the gain on sale of real estate properties sold, which is included in discontinued operations rather than general and administrative expenses on the Company’s Consolidated Statements of Operations.

16. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value as of December 31, 2012 and 2011 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses as of December 31, 2012 and 2011, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of the mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company or notes receivable entered into by the Company recently.
The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,293.0	$1,437.2	$1,393.5	$1,534.3
Mortgage notes receivable (2)	$162.2	$158.3	$97.4	$95.5
Notes receivable, net of allowances (2)	$0.1	$0.1	$0.3	$0.3

(1) Level 3 - Fair value derived from valuation techniques in which one of more significant inputs or significant value drivers are unobservable.
(2) Level 2 - Fair value based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations in which significant inputs and significant value drivers are observable in active markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Selected Quarterly Financial Data (unaudited)
Quarterly financial information for the years ended December 31, 2012 and 2011 is summarized below. The results of operations have been restated, as applicable, to show the effect of reclassifying properties sold or to be sold as discontinued operations.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2012
Revenues from continuing operations	$77,011	$78,551	$79,528	$81,260
Income from continuing operations	$2,084	$2,826	$2,507	$395
Discontinued operations	$1,050	102	3,328	(6,757)
Net income (loss)	3,134	2,928	5,835	(6,362)
Less: (Income) from noncontrolling interests	—	(20)	(20)	(30)
Net income (loss) attributable to common stockholders	$3,134	$2,908	$5,815	$(6,392)
Basic earnings (loss) per common share:
Income from continuing operations	$0.03	$0.04	$0.04	$0.00
Discontinued operations	0.01	0.00	0.04	(0.07)
Net income (loss) attributable to common stockholders	$0.04	$0.04	$0.08	$(0.07)
Diluted earnings (loss) per common share:
Income from continuing operations	$0.03	$0.04	$0.03	$0.00
Discontinued operations	0.01	0.00	0.04	(0.07)
Net income (loss) attributable to common stockholders	$0.04	$0.04	$0.07	$(0.07)
2011
Revenues from continuing operations	$70,716	$71,358	$74,259	$75,259
Income (loss) from continuing operations	$(6,200)	$1,489	$46	$1,739
Discontinued operations	438	522	604	1,178
Net income (loss)	(5,762)	2,011	650	2,917
Less: (Income) loss from noncontrolling interests	(27)	—	(3)	—
Net income (loss) attributable to common stockholders	$(5,789)	$2,011	$647	$2,917
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.10)	$0.02	$0.00	$0.02
Discontinued operations	0.01	0.01	0.01	0.02
Net income (loss) attributable to common stockholders	$(0.09)	$0.03	$0.01	$0.04
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.10)	$0.02	$0.00	$0.02
Discontinued operations	0.01	0.01	0.01	0.02
Net income (loss) attributable to common stockholders	$(0.09)	$0.03	$0.01	$0.04

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act.
Changes in the Company’s Internal Control over Financial Reporting
None.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Healthcare Realty Trust Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
We have audited Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthcare Realty Trust Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Healthcare Realty Trust Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 20, 2013 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Nashville, Tennessee
February 20, 2013

ITEM 9B. OTHER INFORMATION
On February 17, 2013, the Company terminated the sales agreements under its at-the-market equity offering program. On February 15, 2013, the Company amended its Unsecured Credit Facility. See Notes 9 and 10 to the Consolidated Financial Statements for further details.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2013 under the caption “Election of Directors,” is incorporated herein by reference.
Executive Officers
The executive officers of the Company are:

Name	Age	Position
David R. Emery	68	Chairman of the Board & Chief Executive Officer
Scott W. Holmes	58	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	46	Executive Vice President & General Counsel
B. Douglas Whitman, II	44	Executive Vice President - Corporate Finance
Todd J. Meredith	38	Executive Vice President - Investments
Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for 44 years.
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
Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Securities Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2013 under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2013 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.
Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2013 under the caption “Committee Membership,” is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2013 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2013 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2013 under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2013 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Historical Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:
The following financial statements of Healthcare Realty Trust Incorporated are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2012 and 2011.
•Consolidated Statements of Operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.
•Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.
•Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules:
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit Number		Description of Exhibits
1.1	—	Controlled Equity Offering Sales Agreement, dated as of May 13, 2011, between the Company and Cantor Fitzgerald & Co. (1)
1.2	—	Sales Agreement, dated as of May 13, 2011, between the Company and BMO Capital Markets Corp. (1)
1.3	—	At-The-Market Equity Offering Sales Agreement, dated as of May 13, 2011, between the Company and Liquidnet, Inc. (1)
3.1	—	Second Articles of Amendment and Restatement of the Company. (2)
3.2	—	Amended and Restated Bylaws of the Company. (3)
4.1	—	Specimen stock certificate. (2)
4.2	—	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to Regions Bank, as Trustee (as successor to the trustee named therein). (4)
4.3	—	Form of 5.125% Senior Note Due 2014. (4)
4.4	—	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank as Trustee. (5)
4.5	—	Form of 6.50% Senior Note due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto). (5)
4.6	—	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank as Trustee. (6)
4.7	—	Form of 5.750% Senior Note due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto). (6)

10.1	—	1995 Restricted Stock Plan for Non-Employee Directors of the Company. (7)
10.2	—	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company. (8)
10.3	_	Second Amended and Restated Executive Retirement Plan. (9)
10.4	—	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012. (10)
10.5	—	2000 Employee Stock Purchase Plan. (11)
10.6	—	Dividend Reinvestment Plan, as Amended. (12)
10.7	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between David R. Emery and the Company. (13)
10.8	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Scott W. Holmes and the Company. (13)
10.9	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between John M. Bryant and the Company. (13)
10.10	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Todd J. Meredith and the Company. (13)
10.11	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between B. Douglas Whitman, II and the Company. (13)
10.12	—	Healthcare Realty Trust Incorporated Executive Incentive Program. (13)
10.13	—	The Company's Long-Term Incentive Program. (14)
10.14	—	Amendment to Long-Term Incentive Program, dated July 31, 2012. (13)
10.15	—	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010. (15)
10.16	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors. (13)
10.17	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers. (13)
10.18	—	2007 Employees Stock Incentive Plan. (16)
10.19	—	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan. (17)
10.20	—	Underwriting Agreement dated September 25, 2012 by and among the Company and Barclays Capital Inc. and J.P. Morgan Securities LLC (18)
10.21	—
Credit Agreement, dated as of October 14, 2011, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of America, N.A., as Co-Documentation Agents, and the other Lenders named therein. (19)

10.22	—
Amendment to Credit Agreement, dated as of February 15, 2013, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of American, N.A., as Co-Documentation Agents, and the other Lenders named therein. (filed herewith).

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

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an exhibit to the Company’s Form 8-K filed May 13, 2011 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company's Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2012 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(12)
Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2012 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Company's Form 8-K filed December 14, 2007 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2010 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company’s Form 8-K filed May 21, 2007 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Company's Form 8-K filed September 25, 2012 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2011 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.1)

2.	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.2)

3.	Second Amended and Restated Executive Retirement Plan (filed as Exhibit 10.3)

4.	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012 (filed as Exhibit 10.4)

5.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.5)

6.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between David R. Emery and the Company (filed as Exhibit 10.7)

7.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Scott W. Holmes and the Company (filed as Exhibit 10.8)

8.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between John M. Bryant and the Company (filed as Exhibit 10.9)

9.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Todd J. Meredith and the Company (filed as Exhibit 10.10)

10.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between B. Douglas Whitman, II and the Company (filed as Exhibit 10.11)

11.	Healthcare Realty Trust Incorporated Executive Incentive Program (filed as Exhibit 10.12)

12.	The Company's Long-Term Incentive Program (filed as Exhibit 10.13)

13.	Amendment to Long-Term Incentive Program, dated July 31, 2012 (filed as Exhibit 10.14)

14.	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010 (filed as Exhibit 10.15)

15.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.16)

16.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.17)

17.	2007 Employees Stock Incentive Plan (filed as Exhibit 10.18)

18.	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan (filed as Exhibit 10.19)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 20, 2013.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ David R. Emery
David R. Emery
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery	Chairman of the Board and Chief Executive	February 20, 2013
David R. Emery	Officer (Principal Executive Officer)

/s/ Scott W. Holmes	Executive Vice President and Chief Financial	February 20, 2013
Scott W. Holmes	Officer (Principal Financial Officer)

/s/ David L. Travis	Senior Vice President and Chief Accounting	February 20, 2013
David L. Travis	Officer (Principal Accounting Officer)

/s/ Errol L. Biggs, Ph.D.	Director	February 20, 2013
Errol L. Biggs, Ph.D.

/s/ Charles Raymond Fernandez, M.D.	Director	February 20, 2013
Charles Raymond Fernandez, M.D.

/s/ Batey M. Gresham, Jr.	Director	February 20, 2013
Batey M. Gresham, Jr.

/s/ Edwin B. Morris, III	Director	February 20, 2013
Edwin B. Morris, III

/s/ John Knox Singleton	Director	February 20, 2013
John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 20, 2013
Bruce D. Sullivan

/s/ Roger O. West	Director	February 20, 2013
Roger O. West

/s/ Dan S. Wilford	Director	February 20, 2013
Dan S. Wilford

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

		Balance at Beginning of Period	Additions		Uncollectible Accounts Written-off	Balance at End of Period
Description			Charged to Costs and Expenses	Charged to Other Accounts
2012	Accounts receivable allowance	$583	$240	$—	$83	$740
2011	Accounts and notes receivable allowance	$1,185	$(160)	$—	$442	$583
2010	Accounts receivable allowance	$3,674	$(409)	$—	$2,080	$1,185

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2012
(Dollars in thousands)

			Land			Buildings, Improvements, Lease Intangibles and CIP
Property Type	Number of Properties	State	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Personal Property	(2) (3) (5) Total Property	(1) (3) (5) Accumulated Depreciation	(4) Encumbrances	Date Acquired	Date Constructed
Medical office/outpatient	178	AL, AZ, CA, CO, DC, FL, GA, HI, IA, IL, IN, KS, LA, MD, MI, MO, MS, NC, NV, OH, OR, PA, SC, SD, TN, TX, VA, WA	$139,794	$3,333	$143,127	$1,980,035	$259,754	$2,239,789	$3,639	$2,386,555	$474,635	$220,906	1993-2012	1905 -2012
Inpatient	15	AL, AZ, CA, FL, IN, PA, TX	20,532	150	20,682	343,136	4,326	347,462	—	368,144	86,213	—	1994-2012	1983 -2012
Other	10	AL, IN, MI, TN, VA	1,828	73	1,901	36,323	7,530	43,853	636	46,390	23,096	1,581	1993-2011	1906 - 1995
Total Real Estate	203		162,154	3,556	165,710	2,359,494	271,610	2,631,104	4,275	2,801,089	583,944	222,487
Land Held for Develop.	—		25,171	—	25,171	—	—	—	—	25,171	64	—
Corporate Property	—		—	—	—	—	—	—	15,037	15,037	9,020	—
Total Properties	203		$187,325	$3,556	$190,881	$2,359,494	$271,610	$2,631,104	$19,312	$2,841,297	$593,028	$222,487

(1)
Includes one asset held for sale as of December 31, 2012 of approximately $9.6 million (gross) and accumulated depreciation of $6.3 million, 15 assets held for sale as of December 31, 2011 of approximately $52.8 million (gross) and accumulated depreciation of $24.6 million; and 11 assets held for sale as of December 31, 2010 of $43.0 million (gross) and accumulated depreciation of $19.5 million.

(2)	Total assets as of December 31, 2012 have an estimated aggregate total cost of $2.8 billion for federal income tax purposes.

(3)
Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 39.0 years, lease intangibles over 2.0 to 93.1 years, personal property over 3.0 to 15.8 years, and land improvements over 15.0 to 38.1 years.

(4)	Includes unaccreted discounts, net of premiums totaling 2.8 million as of December 31, 2012.

(5)	A reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2012, 2011 and 2010 follows:

	Year Ended 12/31/12 (1)		Year Ended 12/31/11 (1)		Year Ended 12/31/10 (1)
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$2,841,453	$541,304	$2,614,557	$504,088	$2,250,879	$442,331
Additions during the period:
Real Estate	159,963	95,260	187,158	85,440	337,223	72,825
Corporate Property	794	1,557	885	1,429	316	740
Land held for development	—	26	4,403	—	3,471	—
Construction in Progress	5,608	—	101,282	—	59,830	—
Retirement/dispositions:
Real Estate	(128,109)	(44,898)	(65,682)	(48,507)	(37,155)	(11,801)
Disposal of previously consolidated VIE	(38,193)
Corporate Property	(219)	(221)	(1,150)	(1,146)	(7)	(7)
Ending Balance	$2,841,297	$593,028	$2,841,453	$541,304	$2,614,557	$504,088

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2012
(Dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount (3)	Balloon
Permanent Mortgage Loans:
Office building in Iowa	7.70%	1/10/2014	(1)	$40,000	$40,000	$40,000
Medical office building in Florida	7.50%	4/10/2015	(2)	3,750	3,750	3,750
Construction Mortgage Loans:
Medical office building in Oklahoma	6.75%	12/31/2013	(2)	91,179	56,842	56,842
Orthopedic surgical facility in Missouri	6.75%	12/31/2013	(2)	111,400	61,599	61,599
Total Mortgage Notes Receivable					$162,191

(1)	Interest only until maturity. Principal payments may be made during term without penalty with remaining principal balance due at maturity.

(2)	Interest only until maturity.

(3)	A rollforward of Mortgage loans on real estate for the three years ended December 31, 2012 follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Balance at beginning of period	$97,381	$36,599	$31,008
Additions during period:
New or acquired mortgages	11,200	85,467	24,440
Amortization of loan origination fee (4)	—	184	153
Increased funding on existing mortgages	78,297	19,164	—
	89,497	104,815	24,593
Deductions during period:
Scheduled principal payments	(16)	(491)	(27)
Principal repayments and reductions (5)	(14,812)	(17,232)	(9,075)
Principal reductions due to acquisitions (6) (7)	(9,859)	—	(9,900)
Conversions to land held for development (8)	—	(4,371)	—
Mortgage eliminated in consolidation (9)	—	(21,939)	—
	(24,687)	(44,033)	(19,002)
Balance at end of period (10)	$162,191	$97,381	$36,599

(4)
Represents the amortization of a loan origination fee prior to the consolidation of the building securing the mortgage note. The mortgage note and related loan amortization fee was eliminated in consolidation until it was repaid in January 2012.

(5)	Principal repayments for the years ended December 31, 2011 and 2010 include unscheduled principal reductions on mortgage notes of $0.5 million and $1.9 million, respectively.

(6)
A consolidated joint venture, in which the Company owned an 80% controlling interest, purchased one medical office building in 2010 which is located in Iowa. Construction of the medical office building was financed by the Company through a construction loan. Upon acquisition of the building by the joint venture, the construction loan was partially converted to an additional equity investment in the joint venture by the Company with the balance remaining converting to a permanent mortgage note payable to the Company by the consolidated joint venture, which is eliminated in consolidation in the Company’s Consolidated Financial Statements.

(7)
In May 2012, the Company purchased a medical office building in Texas. Concurrent with the acquisition, the Company's construction mortgage note receivable totaling $9.9 million, which secured the building, was repaid.

(8)	The Company received deeds in lieu of trust on two land parcels located in Iowa during 2011.

(9)
In the third quarter of 2011, the Company began consolidating a construction project upon its conclusion that it was the primary beneficiary of the VIE that was constructing the facility. As a result of consolidation of the VIE, the Company also eliminated the construction mortgage note and related interest on its Consolidated Financial Statements. The construction mortgage note was repaid in full in January 2012.

(10)	Total mortgage notes as of December 31, 2012 had an aggregate total cost of $162.2 million for federal income tax purposes.