Form 10-Q
period 2013-03-31
HEALTHCARE REALTY TRUST INC
filed 2013-05-01
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
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

As of April 26, 2013, 90,402,345 shares of the Registrant’s Common Stock were outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated Condensed Consolidated Balance Sheets (Amounts in thousands, except per share data)

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Real estate properties:
Land	$164,649	$161,875
Buildings, improvements and lease intangibles	2,613,069	2,625,538
Personal property	19,208	19,100
Land held for development	17,054	25,171
	2,813,980	2,831,684
Less accumulated depreciation	(597,434)	(586,725)
Total real estate properties, net	2,216,546	2,244,959
Cash and cash equivalents	94,171	6,776
Mortgage notes receivable	190,134	162,191
Assets held for sale and discontinued operations, net	22,297	3,337
Other assets, net	132,102	122,709
Total assets	$2,655,250	$2,539,972
LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,415,119	$1,293,044
Accounts payable and accrued liabilities	45,534	65,678
Liabilities of discontinued operations	86	131
Other liabilities	57,895	60,175
Total liabilities	1,518,634	1,419,028
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 89,217 and 87,514 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	892	875
Additional paid-in capital	2,142,346	2,100,297
Accumulated other comprehensive loss	(2,092)	(2,092)
Cumulative net income attributable to common stockholders	800,417	801,416
Cumulative dividends	(1,806,298)	(1,779,552)
Total stockholders’ equity	1,135,265	1,120,944
Noncontrolling interests	1,351	—
Total equity	1,136,616	1,120,944
Total liabilities and equity	$2,655,250	$2,539,972

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2013 and 2012 (Amounts in thousands, except per share data) (Unaudited)

	2013	2012
REVENUES
Rental income	$78,191	$72,099
Mortgage interest	2,937	2,292
Other operating	1,456	1,774
	82,584	76,165
EXPENSES
Property operating	29,826	28,285
General and administrative	6,541	5,261
Depreciation	21,852	20,479
Amortization	2,689	2,522
Bad debt, net of recoveries	(12)	(41)
	60,896	56,506
OTHER INCOME (EXPENSE)
Interest expense	(19,795)	(18,379)
Interest and other income, net	232	216
	(19,563)	(18,163)
INCOME FROM CONTINUING OPERATIONS	2,125	1,496
DISCONTINUED OPERATIONS
Income from discontinued operations	487	2,380
Impairments	(3,630)	(4,170)
Gain on sales of real estate properties	—	3,428
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(3,143)	1,638
NET INCOME (LOSS)	(1,018)	3,134
Less: Net loss attributable to noncontrolling interests	19	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(999)	$3,134
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.02	$0.02
Discontinued operations	(0.03)	0.02
Net income (loss) attributable to common stockholders	$(0.01)	$0.04
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.02	$0.02
Discontinued operations	(0.03)	0.02
Net income (loss) attributable to common stockholders	$(0.01)	$0.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	86,894	76,427
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	88,382	77,641
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2013 and 2012 (Dollars in thousands) (Unaudited)

	2013	2012
COMPREHENSIVE INCOME (LOSS)	$(1,018)	$3,134
Less: Comprehensive loss attributable to noncontrolling interests	19	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(999)	$3,134

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2013 and 2012 (Dollars in thousands) (Unaudited)

	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(1,018)	$3,134
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	25,868	24,732
Stock-based compensation	1,848	932
Straight-line rent receivable	(1,680)	(1,900)
Straight-line rent liability	102	90
Gain on sales of real estate properties	—	(3,428)
Impairments	3,630	4,170
Provision for bad debt, net of recoveries	(12)	(42)
Changes in operating assets and liabilities:
Other assets	(1,736)	1,290
Accounts payable and accrued liabilities	(21,485)	(20,628)
Other liabilities	(2,384)	2,587
Net cash provided by operating activities	3,133	10,937
INVESTING ACTIVITIES
Acquisition of real estate	(16,967)	(22,503)
Development of real estate	—	(4,400)
Tenant improvements and capital additions	(8,001)	(17,559)
Funding of mortgages	(24,304)	(12,642)
Proceeds from sales of real estate	1,112	6,624
Proceeds from mortgage repayment by previously consolidated VIE	—	35,057
Proceeds from mortgages and notes receivable repayments	39	4,725
Net cash used in investing activities	(48,121)	(10,698)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	(110,000)	26,000
Borrowings on notes and bonds payable	247,948	—
Repayments on notes and bonds payable	(16,110)	(1,213)
Dividends paid	(26,746)	(23,387)
Net proceeds from issuance of common stock	40,424	281
Common stock redemptions	(156)	(45)
Capital contributions received from noncontrolling interest holders	1,373	—
Distributions to noncontrolling interest holders	(29)	—
Debt issuance and assumption costs	(4,321)	(3)
Net cash provided by financing activities	132,383	1,633
Increase in cash and cash equivalents	87,395	1,872
Cash and cash equivalents, beginning of period	6,776	4,738
Cash and cash equivalents, end of period	$94,171	$6,610

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2013 and 2012 (Dollars in thousands) (Unaudited)

	2013	2012
Supplemental Cash Flow Information:
Interest paid	$26,271	$26,389
Capitalized interest	$107	$1,835
Company-financed real estate property sales	$3,666	$7,450
Invoices accrued for construction, tenant improvement and other capitalized costs	$5,049	$7,129
Construction liabilities transferred upon deconsolidation of VIE	$—	$3,450

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $3.0 billion in 205 real estate properties and mortgages as of March 31, 2013. The Company’s 200 owned real estate properties are located in 28 states and total approximately 13.5 million square feet. The Company provided property management services to approximately 10.1 million square feet nationwide.

Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, joint ventures, partnerships, and other affiliates, as well as certain variable interest entities (“VIEs”) in prior periods where the Company controlled the operating activities of the VIE. The Company reports noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the parent as a component of total equity on the Condensed Consolidated Balance Sheets to distinguish between the interests of the parent company and the interests of the noncontrolling interest holders.

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation.

This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2013 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks, and uncertainties.

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

New Pronouncements
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other

Notes to Condensed Consolidated Financial Statements - Continued

disclosures that provide additional detail. This guidance was effective on a prospective basis for the annual and interim reporting periods for the Company beginning January 1, 2013. The Company's adoption of this standard did not have a significant impact on its Condensed Consolidated Financial Statements. The Company's accumulated other comprehensive loss is comprised of one item pertaining to the Company's defined benefit pension plan. Reclassification of the amortization of this item occurs on an annual basis in the fourth quarter of each fiscal year.

Note 2. Acquisitions, Dispositions and Mortgage Fundings
Real Estate Acquisition
In January 2013, the Company purchased a 52,225 square foot medical office building in Tennessee for a purchase price and cash consideration of $16.2 million. The Company recorded approximately $0.5 million of market rate lease intangibles upon acquisition. The property is 100% leased to four tenants and is adjacent to a 39,345 square foot medical office building the Company purchased in October 2012.

Subsequent Acquisition
In April 2013, the Company purchased a 42,627 square foot inpatient rehabilitation facility in Texas for a purchase price and cash consideration of $16.3 million. The property is 100% leased to one tenant.

Asset Disposition
In March 2013, the Company disposed of 15.1 acres of land in Texas in which the Company had an aggregate net investment of approximately $8.1 million. The sales price was approximately $5.0 million, which included $1.1 million in net cash proceeds, the origination of a $3.7 million Company-financed mortgage note receivable and closing costs of $0.2 million. The Company-financed mortgage note receivable bears interest of 5.0% in the first year and 6.0% in the second year and matures in March 2015. The Company recognized a $3.3 million impairment on the disposal based on the contractual sales price, a level 1 input. The land parcel was not previously classified as held for sale.

Potential Dispositions
The Company received notice in January 2013 that a tenant is exercising purchase options on two inpatient rehabilitation facilities, one in Florida and one in Alabama, upon the expiration of the current leases in July 2013. The aggregate purchase price will be $29.4 million. The Company's aggregate net investment in the two facilities was approximately $18.6 million, and base rent was approximately $1.0 million per quarter as of March 31, 2013. These properties are included in assets held for sale as of March 31, 2013.

In April 2013, the same inpatient rehabilitation facility operator provided notice of exercise of purchase options for two facilities located in Pennsylvania upon the expiration of the current leases on September 30, 2013. The purchase prices will be the greater of fair market value or $17.6 million for each facility. The Company's aggregate net investment in the two facilities was approximately $25.1 million, and base rent was approximately $1.3 million per quarter as of March 31, 2013. Subsequent to providing notice of its exercise of the purchase options, the operator contacted the Company to continue long-term lease renewal discussions for these two properties which discussions are on-going as of the date of this report. These properties were not included in assets held for sale as of March 31, 2013.

Mortgage Note Fundings
In the first quarter of 2013, the Company funded $24.3 million on two outstanding construction mortgage notes. The total amount outstanding on the two build-to-suit facilities in Oklahoma and Missouri that are fully leased to Mercy Health is approximately $142.7 million at March 31, 2013. The Company anticipates funding the majority of the remaining $59.9 million during the second and third quarters of 2013.

Noncontrolling Interest
In January 2013, the Company received a $1.4 million capital contribution from a 40% noncontrolling interest holder in a partnership that owns a medical office building and parking garage in Texas included as a property in stabilization. The partnership owner (HRP MAC III, LLC), in which the Company holds a 60% majority controlling interest, is the borrower under a permanent loan from the Company of approximately $10.3 million. These buildings were constructed by the Company and were previously subject to a construction mortgage note totaling $13.7 million. The Company's equity in and loan to the partnership are eliminated in consolidation.

Notes to Condensed Consolidated Financial Statements - Continued

Discontinued Operations and Assets Held for Sale
At March 31, 2013 and December 31, 2012, the Company had four and one properties, respectively, classified as held for sale. The Company recorded a $0.3 million impairment charge on a building currently classified as held for sale based on the execution of a sales agreement, a level 2 input.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Balance Sheet data:
Land	$4,310	$3,835
Buildings, improvements and lease intangibles	35,342	5,566
Personal property	215	212
	39,867	9,613
Accumulated depreciation	(17,805)	(6,303)
Assets held for sale, net	22,062	3,310
Other assets, net (including receivables)	235	27
Assets of discontinued operations, net	235	27
Assets held for sale and discontinued operations, net	$22,297	$3,337

Accounts payable and accrued liabilities	$71	$99
Other liabilities	15	32
Liabilities of discontinued operations	$86	$131

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Statements of Operations data:
Revenues
Rental income	$851	$4,292
Other operating	—	5
	851	4,297
Expenses
Property operating	316	1,104
General and administrative	—	5
Depreciation	48	909
Amortization	—	15
Bad debt, net of recoveries	—	(1)
	364	2,032
Other Income (Expense)
Interest and other income, net	—	115
	—	115
Discontinued Operations
Income from discontinued operations	487	2,380
Impairments	(3,630)	(4,170)
Gain on sales of real estate properties	—	3,428
Income (Loss) from Discontinued Operations	$(3,143)	$1,638

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Notes and Bonds Payable
On February 15, 2013, the Company entered into an amendment that extended the original maturity date of the unsecured credit facility ("Unsecured Credit Facility") from October 14, 2015 to April 14, 2017. The amendment also provides the Company with two six-month extension options that could extend the maturity date to April 14, 2018. Each option is subject to an extension fee of 0.075% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.95% to 1.75% (currently at 1.4%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.15% to 0.35% (currently at 0.30%). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $2.7 million, included in Other assets, which will be amortized over the term of the facility. The Company wrote-off certain unamortized deferred financing costs of the original facility of approximately $0.3 million upon execution of the amendment. As of March 31, 2013, the Company had no borrowings outstanding under the Unsecured Credit Facility and had a remaining borrowing capacity of approximately $700.0 million.

In February 2013, the Company repaid in full a mortgage note payable in the amount of $14.9 million bearing interest at a rate of 6.55% per year.

On March 26, 2013, the Company issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023") that bear interest at 3.75%, payable semi-annually in arrears on April 15 and October 15, commencing October 15, 2013, and mature on April 15, 2023, unless redeemed earlier by the Company. The Senior Notes due 2023 were issued at a discount of approximately $2.1 million, which yielded a 3.85% interest rate per annum upon issuance. The Company incurred $2.1 million in debt issuance costs that are included in Other assets which will be amortized to maturity. The Senior Notes due 2023 have various financial covenant provisions that are required to be met on a quarterly and annual basis. The Company is in compliance with the covenant provisions at March 31, 2013.

On April 18, 2013, the Company redeemed its unsecured senior notes due 2014 at a redemption price equal to an aggregate of $277.3 million, consisting of outstanding principal of $264.7 million, accrued interest as of the redemption date of $0.7 million, and a "make-whole" amount of approximately $11.9 million for the early extinguishment of debt. The unaccreted discount on these notes of $0.2 million and deferred financing costs of $0.2 million were written off upon redemption. In the second quarter of 2013, the Company will recognize a loss on early extinguishment of debt of approximately $12.3 million related to this redemption.

Note 4. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Notes to Condensed Consolidated Financial Statements - Continued

Note 5. Stockholders’ Equity
The following table provides a reconciliation of total stockholders' equity for the three months ended March 31, 2013:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2012	$875	$2,100,297	$(2,092)	$801,416	$(1,779,552)	$1,120,944	$—	$1,120,944
Issuance of common stock	16	40,358	—	—	—	40,374	—	40,374
Common stock redemptions	—	(156)	—	—	—	(156)	—	(156)
Stock-based compensation	1	1,847	—	—	—	1,848	—	1,848
Total comprehensive loss	—	—	—	(999)	—	(999)	(19)	(1,018)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(26,746)	(26,746)	—	(26,746)
Distributions to non-controlling interests	—	—	—	—	—	—	(3)	(3)
Proceeds from non-controlling interests	—	—	—	—	—	—	1,373	1,373
Balance at March 31, 2013	$892	$2,142,346	$(2,092)	$800,417	$(1,806,298)	$1,135,265	$1,351	$1,136,616

Common Stock
The following table provides a reconciliation of the beginning and ending common stock outstanding for the three months ended March 31, 2013 and the year ended December 31, 2012:

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012
Balance, beginning of period	87,514,336	77,843,883
Issuance of common stock	1,642,318	9,275,895
Restricted stock-based awards, net of forfeitures	60,726	394,558
Balance, end of period	89,217,380	87,514,336

At-The-Market Equity Offering Program
In January 2013, the Company sold 1,599,271 shares of common stock under its at-the-market equity offering program for approximately $39.7 million in net proceeds. On February 17, 2013, the Company terminated the existing sales agreements under this program. On March 29, 2013, the Company entered into new sales agreements with four investment banks to sell up to 9,000,000 shares of its common stock through this program. In April 2013, the Company sold 1,423,931 shares of common stock, generating $40.7 million in net proceeds, with 7,576,069 authorized shares remaining available to be sold under these agreements.

Common Stock Dividends
During the first three months of 2013, the Company declared and paid common stock dividends totaling $0.30 per share.

On April 30, 2013, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on May 31, 2013 to stockholders of record on May 16, 2013.

Notes to Condensed Consolidated Financial Statements - Continued

Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	88,717,028	77,945,505
Nonvested shares	(1,822,692)	(1,518,796)
Weighted average Common Shares outstanding—Basic	86,894,336	76,426,709
Weighted average Common Shares—Basic	86,894,336	76,426,709
Dilutive effect of restricted stock	1,282,722	1,087,873
Dilutive effect of employee stock purchase plan	205,378	126,460
Weighted average Common Shares outstanding—Diluted	88,382,436	77,641,042
Net Income (Loss)
Income from continuing operations	$2,125	$1,496
Noncontrolling interests’ share in net income	19	—
Income from continuing operations attributable to common stockholders	2,144	1,496
Discontinued operations	(3,143)	1,638
Net income (loss) attributable to common stockholders	$(999)	$3,134
Basic Earnings (Loss) Per Common Share
Income from continuing operations	$0.02	$0.02
Discontinued operations	(0.03)	0.02
Net income (loss) attributable to common stockholders	$(0.01)	$0.04
Diluted Earnings (Loss) Per Common Share
Income from continuing operations	$0.02	$0.02
Discontinued operations	(0.03)	0.02
Net income (loss) attributable to common stockholders	$(0.01)	$0.04

Incentive Plans
The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include nonvested stock issued to employees and the Company’s directors. During the three months ended March 31, 2013 and 2012, the Company issued 66,787 and 103,225 shares of nonvested common stock, respectively, to its employees under its stock-based incentive plans and withheld 6,061 shares and 2,342 shares of common stock, respectively, from its officers to pay estimated withholding taxes related to shares that vested.

A summary of the activity under the stock-based incentive plans for the three months ended March 31, 2013 and 2012 is included in the table below.

	Three Months Ended March 31,
	2013	2012
Stock-based awards, beginning of period	1,770,061	1,430,675
Granted	66,787	103,225
Vested	(23,775)	(15,388)
Forfeited	—	—
Stock-based awards, end of period	1,813,073	1,518,512

Under the Company’s Employee Stock Purchase Plan, in January of each year, each eligible employee is granted an option to purchase up to $25,000 of Common Stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of

Notes to Condensed Consolidated Financial Statements - Continued

grant. Options granted under the Employee Stock Purchase Plan expire if not exercised within 27 months after each such option’s date of grant. The Company recorded approximately $0.3 million in general and administrative expenses during the first quarter of 2013 relating to the grants of options to its employees under the Employee Stock Purchase Plan based on the Company's estimate of option exercises.

A summary of the activity under the Employee Stock Purchase Plan for the three months ended March 31, 2013 and 2012 is included in the table below.

	Three Months Ended March 31,
	2013	2012
Outstanding and exercisable, beginning of period	433,452	425,196
Granted	246,717	327,936
Exercised	(39,515)	(12,581)
Forfeited	(11,409)	(28,166)
Expired	(170,551)	(182,315)
Outstanding and exercisable, end of period	458,694	530,070

Note 6. Defined Benefit Pension Plan
The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan is $896,000, subject to cost-of-living adjustments. As of March 31, 2013, only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.

Net periodic benefit cost recorded related to the Company’s pension plans for the three months ended March 31, 2013 and 2012 is detailed in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Service costs	$21	$19
Interest costs	149	181
Amortization of net gain/loss	345	248
Amortization of prior service cost	(297)	(181)
Total recognized in net periodic benefit cost	$218	$267

Notes to Condensed Consolidated Financial Statements - Continued

Note 7. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of March 31, 2013 and December 31, 2012 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,415.1	$1,542.1	$1,293.0	$1,437.2
Mortgage notes receivable (2)	$190.1	$187.4	$162.2	$158.3
Notes receivable, net of allowances (2)	$0.1	$0.1	$0.1	$0.1
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
This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 that could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2012.

The purpose of this Management Discussion and Analysis (MD&A) is to provide an understanding of the Company's consolidated financial condition, results of operations and cash flows by focusing on the changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Liquidity and Capital Resources

•	Trends and Matters Impacting Operating Results

•	Results of Operations

Overview
The Company's business is to own and operate medical office and other medical-related facilities that produce stable and growing rental income. Additionally, the Company provides a broad spectrum of services needed to own, develop, lease, finance and manage its portfolio of healthcare properties. The Company focuses its portfolio on outpatient-related facilities located on or near the campuses of large acute care hospitals and associated with leading health systems because management views these facilities as stable, lower-risk real estate investments. In addition to consistent growth in demand for outpatient services, management believes that the Company’s diversity of tenants, which includes over 30 physician specialties, as well as surgery, imaging, and diagnostic centers, lowers the Company's overall financial and operational risk. Substantially all of the Company’s revenues are derived from operating leases on its real estate properties and interest earned on outstanding notes receivable.

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent and interest receipts from its real estate and mortgage portfolio based on contractual arrangements with its tenants, sponsors, and borrowers, borrowings under its unsecured credit facility due 2017("Unsecured Credit Facility"), proceeds from the sales of real estate properties or the repayments of mortgage notes receivable or proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources addressed above. The Company also had unencumbered real estate assets with a cost of approximately $2.4 billion at March 31, 2013, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs. In addition, dividends paid during the first quarter of 2013 were funded from cash flows from operations and the Company's Unsecured Credit Facility as cash flows from operations were not adequate to fully fund dividends. The Company expects that its cash flows from operations for the full year 2013 will be adequate to fund dividends at the current rate.

The Company had $94.2 million of cash on hand and full availability under its $700 million Unsecured Credit Facility at March 31, 2013. The Company expects the cash balance to return to a more normal, historical level during the second quarter of 2013 as the cash on hand and the Unsecured Credit Facility are utilized to fund ongoing investing activities and the financing activities described below.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2013 were approximately $48.1 million. Below is a summary of the significant investing activity. See Note 2 to the Condensed Consolidated Financial Statements for more detailed information on these activities.

•	The Company acquired a medical office building for approximately $16.2 million in cash consideration.

•
The Company disposed of 15.1 acres of land in Texas in which the Company had an aggregate net investment of approximately $8.1 million for approximately $5.0 million, which included $1.1 million in net cash proceeds and the origination of a $3.7 million Company-financed mortgage note receivable.

•	The Company had several development projects ongoing at March 31, 2013, including:

◦
fundings of approximately $24.3 million on two construction mortgage notes in which the Company anticipates funding the majority of the remaining $59.9 million during the second and third quarters of 2013; and

◦	fundings of approximately $3.5 million on 12 properties in the process of stabilization subsequent to construction in which the Company anticipates funding approximately $22 million throughout 2013.

Beyond the current commitments, the Company has no new developments planned. However, the Company is regularly in discussions with health systems, developers and others that could lead to attractive development opportunities. The Company will consider these projects in light of existing obligations, the acquisition environment, capital availability and cost, among other factors.

Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2013 were approximately $132.4 million. Significant inflows from accessing the public debt and equity markets totaled $284.1 million, net of costs incurred. Aggregate cash outflows totaled approximately $152.9 million associated with repayments of indebtedness and dividends paid to common stockholders. Below is a summary of the significant financing activity. See Notes 3 and 5 to the Condensed Consolidated Financial Statements for more information on the capital markets and financing activities.

•
On February 15, 2013, the Company amended its Unsecured Credit Facility, extending the maturity date to April 14, 2017, while providing the Company two six-month options to extend the maturity date to April 14, 2018. The amendment also reduced the applicable margin rate range to 0.95% to 1.75% (currently 1.4% based on the Company's credit rating) over LIBOR for purposes of determining interest and the annual facility fee to a range of 0.15% to 0.35% (currently at 0.30%). The Company paid up-front fees to the lenders of approximately $2.7 million, which will be amortized over the term of the facility, and wrote-off $0.3 million in certain unamortized deferred financing costs associated with the original facility in connection with the amendment. The Company had no borrowings outstanding under the Unsecured Credit Facility and had a remaining borrowing capacity of approximately $700.0 million as of March 31, 2013. No significant changes were made to the covenant provisions.

•
On March 26, 2013, the Company issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023"), bearing interest at 3.75%, payable semi-annually in arrears on April 15 and October 15, commencing October 15, 2013, and maturing on April 15, 2023 unless redeemed earlier by the Company. Proceeds received were net of a discount of approximately $2.1 million, yielding a 3.85% interest rate per annum upon issuance. The Senior Notes due 2023 contain various financial covenant provisions that are required to be met on a quarterly and annual basis and are consistent with the Company's other outstanding senior notes.

•	The Company redeemed the unsecured senior notes due 2014 (the “Senior Notes due 2014”) on April 18, 2013, at a price of $277.3 million consisting of the following:

◦	outstanding principal of $264.7 million,

◦	accrued interest through the redemption date of $0.7 million; and

◦
a “make-whole” amount of approximately $11.9 million, resulting in a loss on extinguishment of debt totaling approximately $12.3 million, including the write-off of unaccreted discount and unamortized costs.

•
The Company sold 1,599,271 shares of common stock under its at-the-market equity offering program for net proceeds of approximately $39.7 million. On March 29, 2013, the Company entered into new sales agreements with four investment banks to sell up to 9,000,000 shares of its common stock through this program. In April 2013, the Company sold 1,423,931 shares of common stock, generating $40.7 million in net proceeds, with 7,576,069 authorized shares remaining available to be sold under these agreements.

As of March 31, 2013, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 45.1%, but was temporarily high as a result of the timing of the redemption of the Senior Notes due 2014 that occurred subsequent to quarter end. Had the Senior Notes due 2014 been redeemed at March 31, 2013, the Company's leverage ratio would have been 42.1%.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2013, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Operating Activities
Cash flows provided by operating activities decreased from $10.9 million for the three months ended 2012 to $3.1 million for the three months ended March 31, 2013. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.

Subsequent Activities
Potential Dispositions
The Company received notice in January 2013 that a tenant is exercising purchase options on two inpatient rehabilitation hospitals, one in Florida and one in Alabama, upon the expiration of the current leases in July 2013. The aggregate purchase price will be $29.4 million. The Company's aggregate net investment in the two facilities was approximately $18.6 million, and base rent was approximately $1.0 million per quarter as of March 31, 2013.
In April 2013, the same inpatient rehabilitation hospital operator provided notice of exercise of purchase options for two hospitals located in Pennsylvania upon the expiration of the current leases on September 30, 2013. The purchase prices will be the greater of fair market value or $17.6 million for each facility. The Company's aggregate net investment in the two facilities was approximately $25.1 million, and base rent was approximately $1.3 million per quarter as of March 31, 2013. Subsequent to providing notice of its exercise of the purchase options, the operator contacted the Company to continue long-term lease renewal discussions for these two properties which discussions are on-going as of the date of this report.
The Company may from time to time sell additional properties and redeploy cash from property sales and mortgage repayments into investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these investments, the Company's results of operations and cash flows could be adversely affected.

Subsequent Acquisition
In April 2013, the Company purchased a 42,627 square foot inpatient rehab facility in Texas for a purchase price and cash consideration of $16.3 million. The property is 100% leased to one tenant.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for the impact of new accounting standards. The adoption of the new standard did not have a material impact on the Company’s results of operations or financial position.

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry in order to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, below are some of the factors and trends that management believes may impact future operations of the Company.

Expiring Leases
The Company expects that approximately 15%-20% of the leases in its multi-tenanted portfolio will expire each year. There are 393 leases scheduled to expire during 2013. Approximately 89% of the leases expiring in 2013 are located in buildings on hospital campuses, are distributed throughout the portfolio and are not concentrated with any one tenant, health system or location. Of the 96 leases that expired during the first quarter of 2013, approximately 84% of the tenants renewed or continued to occupy their leased space in a holdover lease arrangement.

Leases on six single tenant net lease properties are scheduled to expire during 2013. Two of the properties are outpatient medical office buildings that the Company anticipates will be vacated by the existing tenants. One of the outpatient medical office buildings is located on a hospital campus and is 12,000 square feet, the other is located off campus and is 110,000 square feet. These properties generated approximately $0.5 million in net operating income during the three months ended March 31, 2013. At the expiration of the current lease term, the properties will be converted to the multi-tenant portfolio and the Company is currently working to lease the properties. The remaining four properties are inpatient rehabilitation facilities and the operator has exercised purchase options for these four properties, but continues to have discussions with the Company about potentially extending the leases for the two facilities in Pennsylvania. The exercise of these four purchase options is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements.

Non-GAAP Financial Measures
Same Store Net Operating Income
The following table reflects the Company's same store NOI for the three months ended March 31, 2013 and 2012.

			Same Store NOI for the
			Three Months Ended March 31,
(Dollars in thousands)	Number of Properties (1)	Investment at March 31, 2013	2013 (2)	2012 (2)
Multi-tenant Properties	125	$1,613,243	$32,108	$31,458
Single-tenant Net Lease Properties	36	488,568	12,403	11,980
Total	161	$2,101,811	$44,511	$43,438
___________
(1) Mortgage notes receivable, construction in progress, an investment in one unconsolidated joint venture, corporate property and assets classified as held for sale are excluded.
(2) Reconciliation of Same Store NOI:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Rental income	$78,191	$72,099
Rental lease guaranty income (a)	1,275	1,243
Property operating expense	(29,826)	(28,285)
Exclude Straight-line rent revenue	(1,848)	(1,698)
NOI	47,792	43,359
NOI not included in same store	(3,281)	79
Same store NOI	$44,511	$43,438

(a) Other operating income reconciliation:
Rental lease guaranty income	$1,275	$1,243
Interest income	91	138
Management fee income	41	42
Other	49	351
	$1,456	$1,774

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

Funds from Operations
Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” The Company follows the NAREIT definition in calculating and presenting FFO and FFO per share.

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

The comparability of FFO for the three months ended March 31, 2013 compared to 2012 was primarily impacted by the various acquisitions and dispositions of the Company’s real estate portfolio, the results of operations of the portfolio from period to period and a lease termination fee received in the first quarter of 2012 totaling $1.5 million, or $0.02 per diluted common share, in connection with a property disposition. In addition, the Company completed an equity offering in the third quarter of 2012 of 9.2 million shares which impacted the first quarter of 2013 FFO per share by approximately $0.03 per diluted common share.

The table below reconciles FFO to net income (loss) attributable to common stockholders for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2013	2012
Net Income (Loss) Attributable to Common Stockholders	$(999)	$3,134
Gain on sales of real estate properties	—	(3,428)
Impairments	3,630	4,170
Real estate depreciation and amortization	23,958	23,428
Total adjustments	27,588	24,170
Funds from Operations	$26,589	$27,304
Funds from Operations per Common Share—Basic	$0.31	$0.36
Funds from Operations per Common Share—Diluted	$0.30	$0.35
Weighted Average Common Shares Outstanding—Basic	86,894	76,427
Weighted Average Common Shares Outstanding—Diluted	88,382	77,641

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

Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The Company’s results of operations for the three months ended March 31, 2013 compared to the same period in 2012 were significantly impacted by acquisitions, dispositions, gains on sale and impairments of real estate investments.

Revenues
Rental income increased $6.1 million to approximately $78.2 million, or 8.4%, compared to $72.1 million in the prior year and is comprised of the following:

	Three Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2013	2012	$	%
Property operating	$62,492	$58,484	$4,008	6.9%
Single-tenant net lease	13,851	11,917	1,934	16.2%
Straight-line rent	1,848	1,698	150	8.8%
Total Rental income	$78,191	$72,099	$6,092	8.4%

Property operating income increased $4.0 million, or 6.9%, from the prior year as a result of the following activity:

•	Acquisitions in 2012 and 2013 contributed $1.5 million.

•	Additional leasing activity at properties in stabilization contributed $2.5 million.

•	Net leasing activity including renewals and contractual rent increases contributed $0.5 million.

•	Conversion to single-tenant net lease revenue caused a decrease of $0.5 million.

Single-tenant net lease revenue increased $1.9 million, or 16.2%, from the prior year as a result of the following activity:

•	The Company's 2012 acquisitions contributed $1.0 million.

•	New leasing activity including contractual rent increases contributed $0.7 million

•	Lease conversions from property operating revenue contributed $0.3 million.

Straight-line rent increased from the effects of the acquisitions in 2012 and 2013.

Mortgage interest income increased $0.6 million, or 28.1%, from the prior year. The continued funding of two mortgage construction notes receivable for the two build-to-suit facilities affiliated with Mercy Health contributed $1.4 million. This amount was offset by payoffs of other mortgage notes.

Other operating income decreased primarily from the receipt of a $0.3 million exit fee associated with a mortgage note receivable payoff in the first quarter of 2012.

Expenses
Property operating expenses increased $1.5 million, or 5.5%, for the three months ended March 31, 2013 compared to the prior year period. Properties acquired in 2012 and 2013 accounted for an increase of $0.6 million. Real estate taxes increased $1.0 million, the result of a favorable property tax appeal that reduced expenses in 2012.

General and administrative expenses increased approximately $1.3 million, or 24.3%, for the three months ended March 31, 2013 compared to the prior year period because of an increase in compensation-related expenses, primarily non-cash stock-based compensation.

Depreciation expense increased $1.4 million, or 6.7%, for the three months ended March 31, 2013 compared to the prior year period. Properties acquired in 2012 and 2013 and developments completed and commencing operations contributed a combined increase of $0.7 million.
Amortization expense increased $0.2 million for the three months ended March 31, 2013 compared to the prior year period primarily as a result of properties acquired during 2012 and 2013.

Other income (expense)
Interest expense increased $1.4 million for the three months ended March 31, 2013 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2013	2012	Change	Percentage Change
Contractual interest	$18,635	$19,174	$(539)	(2.8)%
Net discount accretion	237	248	(11)	(4.4)%
Deferred financing costs amortization	1,030	792	238	30.1%
Interest cost capitalization	(107)	(1,835)	1,728	(94.2)%
Total Interest expense	$19,795	$18,379	$1,416	7.7%

Contractual interest decreased $0.5 million primarily as a result of a lower average utilization of the Company's Unsecured Credit Facility in the first quarter of 2013. Deferred financing costs amortization increased as a result of the write off of $0.3 million upon the amendment to the Unsecured Credit Facility. Capitalized interest expense decreased $1.7 million from a decrease in development expenditures upon completion of various projects in progress.
Discontinued Operations
Results from discontinued operations for the three months ended March 31, 2013 were a loss of $3.1 million compared to income of $1.6 million for the three months ended March 31, 2012. These amounts include the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of March 31, 2013. See Note 2 to the Condensed Consolidated Financial Statements for more detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2013, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures
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

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2013, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable under the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	(745)	$24.93	—	—
February 1 - February 28	(3,880)	25.60	—	—
March 1 - March 31	(1,436)	26.71	—	—
Total	(6,061)

Item 5. Other Information
On November 25, 2009, the Company borrowed $80 million under a secured loan from Teachers Insurance and Annuity Association of America (“TIAA”). The TIAA loan matures on December 1, 2016 and bears interest at a rate of 7.25%. The loan documents provide the Company with a prepayment option and, on April 30, 2013, the Company provided notice to TIAA that it plans to prepay the loan on July 1, 2013. The total payment amount to TIAA will be approximately $94.9 million, consisting of $76.9 million in principal and $18.0 million in accrued interest and prepayment premiums.
On April 30, 2013, the Company's board of directors authorized the repurchase of up to $50 million of the Company's outstanding Senior Notes due 2017 in open market transactions from time to time. The Company currently has no specific timeframe within which to purchase these notes and makes no assurances that any or all of the notes will be repurchased prior to maturity.

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Second Supplemental Indenture, dated as of March 30, 2004, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.125% Senior Note Due 2014(4)

Exhibit 4.5	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 10.1
Amendment to Credit Agreement, dated as of February 15, 2013, by and amoung the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of America, N.A., as Co-Documentation Agents, and the other Lenders named therein (8)

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

(3) Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.
(4) Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.
(5) Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.
(6) Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.
(7) Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporate by reference.
(8) Filed as an exhibit to the Company's Form 10-K filed February 20, 2013 and hereby incorporate by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ SCOTT W. HOLMES
Scott W. Holmes Executive Vice President and Chief Financial Officer

Date:	May 1, 2013

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Second Supplemental Indenture, dated as of March 30, 2004, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.125% Senior Note Due 2014(4)

Exhibit 4.5	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 10.1
Amendment to Credit Agreement, dated as of February 15, 2013, by and amoung the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of America, N.A., as Co-Documentation Agents, and the other Lenders named therein (8)

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
(3) Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.
(4) Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.
(5) Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.
(6) Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.
(7) Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporate by reference.
(8) Filed as an exhibit to the Company's Form 10-K filed February 20, 2013 and hereby incorporate by reference.