Form 10-Q
period 2013-06-30
HEALTHCARE REALTY TRUST INC
filed 2013-07-30
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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

As of July 26, 2013, the Registrant had 95,860,009 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated Condensed Consolidated Balance Sheets (Amounts in thousands, except per share data)

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Real estate properties:
Land	$164,673	$161,875
Buildings, improvements and lease intangibles	2,637,030	2,625,538
Personal property	9,168	8,739
Land held for development	17,054	25,171
	2,827,925	2,821,323
Less accumulated depreciation	(613,882)	(580,617)
Total real estate properties, net	2,214,043	2,240,706
Cash and cash equivalents	1,152	6,776
Mortgage notes receivable	212,313	162,191
Assets held for sale and discontinued operations, net	18,688	3,337
Other assets, net	151,194	126,962
Total assets	$2,597,390	$2,539,972
LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,301,387	$1,293,044
Accounts payable and accrued liabilities	58,833	65,678
Liabilities of discontinued operations	280	131
Other liabilities	58,722	60,175
Total liabilities	1,419,222	1,419,028
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 92,497 and 87,514 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	925	875
Additional paid-in capital	2,235,403	2,100,297
Accumulated other comprehensive loss	(2,092)	(2,092)
Cumulative net income attributable to common stockholders	776,212	801,416
Cumulative dividends	(1,833,613)	(1,779,552)
Total stockholders’ equity	1,176,835	1,120,944
Noncontrolling interests	1,333	—
Total equity	1,178,168	1,120,944
Total liabilities and equity	$2,597,390	$2,539,972

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2013 and 2012 (Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Rental income	$79,119	$74,184	$157,148	$146,122
Mortgage interest	3,427	2,039	6,364	4,331
Other operating	1,508	1,370	2,965	3,144
	84,054	77,593	166,477	153,597
EXPENSES
Property operating	31,732	29,150	61,535	57,409
General and administrative	5,841	4,520	12,382	9,781
Depreciation	22,069	20,733	43,881	41,172
Amortization	2,571	2,515	5,249	5,026
Bad debt, net of recoveries	19	150	7	109
	62,232	57,068	123,054	113,497
OTHER INCOME (EXPENSE)
Loss on extinguishments of debt	(29,638)	—	(29,638)	—
Interest expense	(18,925)	(18,506)	(38,695)	(36,860)
Interest and other income, net	219	201	449	414
	(48,344)	(18,305)	(67,884)	(36,446)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(26,522)	2,220	(24,461)	3,654
DISCONTINUED OPERATIONS
Income from discontinued operations	501	872	1,052	3,313
Impairments	—	(167)	(3,630)	(4,336)
Gain on sales of real estate properties	1,783	3	1,783	3,431
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2,284	708	(795)	2,408
NET INCOME (LOSS)	(24,238)	2,928	(25,256)	6,062
Less: Net (income) loss attributable to noncontrolling interests	33	(20)	52	(20)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,205)	$2,908	$(25,204)	$6,042
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.30)	$0.03	$(0.28)	$0.05
Discontinued operations	0.03	0.01	(0.01)	0.03
Net income (loss) attributable to common stockholders	$(0.27)	$0.04	$(0.29)	$0.08
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.30)	$0.03	$(0.28)	$0.05
Discontinued operations	0.03	0.01	(0.01)	0.03
Net income (loss) attributable to common stockholders	$(0.27)	$0.04	$(0.29)	$0.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	89,204	76,462	88,056	76,444
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	89,204	77,712	88,056	77,678
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30	$0.60	$0.60
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Comprehensive Income (Loss) For the Three and Six Months Ended June 30, 2013 and 2012 (Dollars in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
COMPREHENSIVE INCOME (LOSS)	$(24,238)	2,928	$(25,256)	6,062
Less: Comprehensive (income) loss attributable to noncontrolling interests	33	(20)	52	(20)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,205)	$2,908	$(25,204)	$6,042

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2013 and 2012 (Dollars in thousands) (Unaudited)

	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(25,256)	$6,062
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	51,625	49,762
Stock-based compensation	2,985	1,653
Straight-line rent receivable	(3,492)	(3,445)
Straight-line rent liability	204	202
Gain on sales of real estate properties	(1,783)	(3,431)
Loss on extinguishments of debt	29,907	—
Impairments	3,630	4,336
Provision for bad debt, net of recoveries	7	108
Changes in operating assets and liabilities:
Other assets	(4,060)	4,050
Accounts payable and accrued liabilities	(8,806)	(9,573)
Other liabilities	(1,406)	3,073
Net cash provided by operating activities	43,555	52,797
INVESTING ACTIVITIES
Acquisition of real estate	(34,591)	(31,160)
Development of real estate	—	(23,764)
Additional long-lived assets	(34,305)	(6,598)
Funding of mortgages	(45,908)	(28,550)
Proceeds from sales of real estate	12,239	36,109
Proceeds from mortgage repayment by previously consolidated VIE	—	35,057
Proceeds from mortgages and notes receivable repayments	68	9,232
Net cash used in investing activities	(102,497)	(9,674)
FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	120,000	4,000
Borrowings on notes and bonds payable	247,948	—
Repayments on notes and bonds payable	(17,480)	(2,436)
Redemption of notes and bonds payable	(371,839)	—
Dividends paid	(54,061)	(46,785)
Net proceeds from issuance of common stock	132,416	511
Common stock redemptions	(246)	(45)
Capital contributions received from noncontrolling interest holders	1,388	—
Distributions to noncontrolling interest holders	(32)	—
Debt issuance and assumption costs	(4,776)	(3)
Net cash provided by (used in) financing activities	53,318	(44,758)
Decrease in cash and cash equivalents	(5,624)	(1,635)
Cash and cash equivalents, beginning of period	6,776	4,738
Cash and cash equivalents, end of period	$1,152	$3,103

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2013 and 2012 (Dollars in thousands) (Unaudited)

	2013	2012
Supplemental Cash Flow Information:
Interest paid	$38,057	$38,307
Capitalized interest	$171	$3,469
Company-financed real estate property sales	$4,241	$11,200
Invoices accrued for construction, tenant improvement and other capitalized costs	$6,011	$5,931
Construction liabilities transferred upon deconsolidation of VIE	$—	$3,450

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $3.0 billion in 204 real estate properties and mortgages as of June 30, 2013. The Company’s 198 owned real estate properties are located in 28 states and total approximately 13.5 million square feet. The Company provided property management services to approximately 10.1 million square feet nationwide.

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

This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2013 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.

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

Reclassifications were made on the Company's Condensed Consolidated Balance Sheets for the periods ended June 30, 2013 and December 31, 2012 to move non-real estate related personal property from Personal property in Total real estate properties to Other assets. For the period ended June 30, 2013, the Company reclassified $23.3 million from Personal property and $6.8 million from Accumulated depreciation to Other assets, resulting in a net increase to Other assets of approximately $16.5 million. For the year ended December 31, 2012, the Company reclassified $10.4 million from Personal property and $6.1 million from Accumulated depreciation, resulting in a net increase to Other assets of approximately $4.3 million.

Notes to Condensed Consolidated Financial Statements - Continued

New Pronouncements
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance was effective on a prospective basis for the annual and interim reporting periods for the Company beginning January 1, 2013. The Company's adoption of this standard did not have a significant impact on its Condensed Consolidated Financial Statements. The Company's accumulated other comprehensive loss is comprised of one item pertaining to the Company's defined benefit pension plan. Reclassification of the amortization of this item occurs on an annual basis in the fourth quarter of each fiscal year.

Note 2. Acquisitions, Dispositions and Mortgage Fundings
Real Estate Acquisitions
Second Quarter
In April 2013, the Company purchased a 42,627 square foot inpatient rehabilitation facility in Texas for a purchase price and cash consideration of $16.3 million. The property is 100% leased to one tenant.

First Quarter
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

The following table details the Company's acquisitions for the six months ended June 30, 2013:

(Dollars in millions)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other	Square Footage
Real estate acquisitions
Tennessee	1/29/13	$16.2	$16.2	$15.7	$0.5	52,225
Texas	4/8/13	16.3	16.3	16.3	—	42,627
		$32.5	$32.5	$32.0	$0.5	94,852

Asset Dispositions
Second Quarter
In April 2013, the Company disposed of a 17,696 square foot medical office building in Tennessee, in which the Company had an aggregate net investment of $0.4 million. The sales price of $0.6 million was funded by the Company under a mortgage note receivable that matures on April 30, 2018 and bears interest at 7.5% per annum. The approximate $0.2 million gain has been deferred and will be recognized as payments on the mortgage note are made under the installment method. The property was not previously classified as held for sale.

In May 2013, the Company disposed of an 8,000 square foot medical office building in Texas, in which the Company had an aggregate net investment of $0.9 million. The sales price was approximately $1.3 million comprised of $1.2 million in net cash proceeds and closing costs of $0.1 million. The Company recognized a $0.3 million gain on the disposal. The property was not previously classified as held for sale.

In May 2013, the Company disposed of a 100,920 square foot medical office building in Texas. The Company had an aggregate net investment of $3.0 million in this property including the effects of a $0.3 million impairment charge recorded in the first quarter of 2013 based on the execution of the sales agreement, a level 2 input. The sales price was approximately $3.2 million comprised of $3.0 million in net cash proceeds and closing costs of $0.2 million. The Company recognized an immaterial gain on the disposal of this property that was previously classified as held for sale.

In June 2013, the Company disposed of a 9,153 square foot medical office building and a 22,572 square foot medical office building, both in Iowa, in which the Company had an aggregate net investment of approximately $5.3 million. The total sales

Notes to Condensed Consolidated Financial Statements - Continued

price and cash consideration for the two properties were $6.9 million. In connection with the sales, the Company repaid a mortgage note payable of $1.1 million and incurred debt extinguishment costs of $0.3 million. The Company recognized a $1.5 million aggregate gain on the disposal of the two properties, including the write-off of a straight-line rent receivable of $0.1 million. The properties were not previously classified as held for sale.

First Quarter
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

The following table details the Company's dispositions for the six months ended June 30, 2013:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Company-Financed Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage
Real estate dispositions
Texas (land)	3/25/2013	$5.0	$(0.2)	$(3.7)	$1.1	$8.1	$—	$(3.3)	—
Tennessee (1)	4/30/2013	0.6	—	(0.6)	—	0.4	—	—	17,696
Texas	5/15/2013	1.3	(0.1)	—	1.2	0.9	—	0.3	8,000
Texas (1)	5/24/2013	3.2	(0.2)	—	3.0	3.0	—	—	100,920
Iowa (2) (3)	6/3/2013	6.9	—	—	6.9	5.3	0.1	1.5	31,725
Total dispositions		$17.0	$(0.5)	$(4.3)	$12.2	$17.7	$0.1	$(1.5)	158,341

(1)	Previously included in assets held for sale.

(2)	Includes two properties.

(3)	Repaid a mortgage note payable upon sale of $1.1 million and incurred debt extinguishment costs of $0.3 million.

Subsequent Dispositions
On July 15, 2013, the Company disposed of an inpatient rehabilitation facility located in Florida that was classified as held for sale and in which the Company had a $7.4 million net investment at June 30, 2013. The base rent was approximately $0.4 million per quarter as of June 30, 2013. The sales price was $11.9 million. This property was sold pursuant to a purchase option contained in the lease which expired on July 15, 2013. The Company expects to record a $4.3 million gain on the disposal.

On July 31, 2013, the Company expects to close on the disposition of an inpatient rehabilitation facility located in Alabama that was classified as held for sale and in which the Company had a $11.2 million net investment at June 30, 2013. The base rent was approximately $0.6 million per quarter as of June 30, 2013. The sales price is $17.5 million. This property will be sold pursuant to a purchase option contained in the lease which expires on July 31, 2013. The Company expects to record a $6.2 million gain on the disposal.

Potential Dispositions
The Company received notice in April 2013 that a tenant is exercising purchase options on two inpatient rehabilitation facilities located in Pennsylvania upon the expiration of the current leases on September 30, 2013. The purchase prices will be the greater of fair market value or $17.6 million for each facility. The Company's aggregate net investment in the two facilities was approximately $24.9 million, and base rent was approximately $1.3 million per quarter as of June 30, 2013. Subsequent to providing notice of its exercise of the purchase options, the operator contacted the Company to continue long-term lease renewal discussions for these two properties. These discussions are on-going as of the date of this report. If the Company does not reach an agreement with the tenant to renew these two leases, the properties are expected to be sold on September 30, 2013 pursuant to the option terms.

Mortgage Note Fundings
During the six months ended June 30, 2013, the Company funded $45.9 million on two outstanding construction mortgage notes for build-to-suit facilities leased to Mercy Health. The total amount outstanding on these facilities in Oklahoma and Missouri is approximately $164.3 million at June 30, 2013. Details on the two projects are as follows:

Notes to Condensed Consolidated Financial Statements - Continued

•
The Company provided $18.1 million in fundings during the six months ended June 30, 2013 on the medical office building under construction in Oklahoma, bringing cumulative fundings to date to $74.9 million. This project, which was originally scheduled to be completed in July 2013, sustained tornado damage in late May 2013. The tornado damage has caused a delay in the completion date and an assessment is ongoing as to the total scope of the damage and the expected final completion date. While subject to change, the current estimated completion date is the middle of 2014. Builder's risk insurance is expected to fund the necessary repairs. Approximately $16.3 million remains available under the loan.

•
The Company provided $27.8 million in fundings during the six months ended June 30, 2013 on the orthopedic facility under construction in Missouri, bringing cumulative fundings to date to $89.4 million. This project was scheduled to be completed in November 2013, but is ahead of schedule and is now expected to be completed in September 2013. The Company anticipates funding the remaining $22.0 million under the loan and expects to acquire the facility for the outstanding loan balance during the third quarter of 2013.

Company-Financed Mortgage Notes
During 2013, the Company:

•	originated a $3.7 million seller-financed mortgage note receivable with the purchaser of the land parcel located in Texas that was sold by the Company as discussed in "Asset Dispositions" above.

•
originated a $0.6 million seller-financed mortgage note receivable with the purchaser of a medical office building located in Tennessee that was sold by the Company as discussed in "Asset Dispositions" above.

Noncontrolling Interest
In January 2013, the Company received a $1.4 million capital contribution from a 40% noncontrolling interest holder in a partnership that owns a medical office building and parking garage in Texas included as a property in stabilization. The partnership owner (HRP MAC III, LLC), in which the Company holds a 60% majority controlling interest, is the borrower under a term loan from the Company of approximately $10.3 million. These buildings were constructed by the Company and were previously subject to a construction mortgage note totaling $13.7 million. The Company's equity in and loan to the partnership are eliminated in consolidation.

Discontinued Operations and Assets Held for Sale
At June 30, 2013 and December 31, 2012, the Company had two and one properties, respectively, classified as held for sale.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Balance Sheet data:
Land	$—	$3,835
Buildings, improvements and lease intangibles	29,425	5,566
Personal property	—	207
	29,425	9,608
Accumulated depreciation	(10,780)	(6,303)
Assets held for sale, net	18,645	3,305
Other assets, net (including receivables)	43	32
Assets of discontinued operations, net	43	32
Assets held for sale and discontinued operations, net	$18,688	$3,337

Accounts payable and accrued liabilities	$23	$99
Other liabilities	257	32
Liabilities of discontinued operations	$280	$131

Notes to Condensed Consolidated Financial Statements - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Statements of Operations data:
Revenues
Rental income	$934	$2,179	$1,947	$6,631
Other operating	—	5	—	10
	934	2,184	1,947	6,641
Expenses
Property operating	120	611	458	1,741
General and administrative	—	—	1	5
Depreciation	25	699	114	1,648
Amortization	7	26	18	51
Bad debt, net of recoveries	—	—	—	(1)
	152	1,336	591	3,444
Other Income (Expense)
Loss on extinguishment of debt	(270)	—	(270)	—
Interest expense	(17)	(25)	(41)	(49)
Interest and other income, net	6	49	7	165
	(281)	24	(304)	116
Discontinued Operations
Income from discontinued operations	501	872	1,052	3,313
Impairments	—	(167)	(3,630)	(4,336)
Gain on sales of real estate properties	1,783	3	1,783	3,431
Income (Loss) from Discontinued Operations	$2,284	$708	$(795)	$2,408

Note 3. Notes and Bonds Payable
Second Quarter
On April 18, 2013, the Company redeemed its 5.125% unsecured senior notes due 2014 at a redemption price equal to an aggregate of $277.3 million, consisting of outstanding principal of $264.7 million, accrued interest as of the redemption date of $0.7 million, and a "make-whole" amount of approximately $11.9 million for the early extinguishment of debt. The unaccreted discount on these notes of $0.2 million and deferred financing costs of $0.2 million were written off upon redemption. The Company recognized a loss on early extinguishment of debt of approximately $12.3 million related to this redemption.

On June 3, 2013, the Company repaid a $1.1 million mortgage note payable upon disposal of a property. In connection with the repayment, the Company incurred a $0.3 million prepayment penalty which has been recorded as a loss on extinguishment of debt in discontinued operations. See Note 2 to the Condensed Consolidated Financial Statements for additional information on the property disposal.

On June 28, 2013, the Company prepaid in full a secured loan from Teachers Insurance and Annuity Association of America ("TIAA") bearing an interest rate of 7.25% at an amount equal to $94.3 million, consisting of outstanding principal of $77.0 million, accrued interest as of the redemption date of $0.5 million and a prepayment penalty of approximately $16.8 million. The unamortized deferred financing costs on this loan of $0.5 million were written off upon repayment. The Company recognized a loss on early extinguishment of debt of approximately $17.4 million related to this prepayment.

Notes to Condensed Consolidated Financial Statements - Continued

First Quarter
On February 15, 2013, the Company entered into an amendment that extended the original maturity date of the unsecured credit facility (the "Unsecured Credit Facility") from October 14, 2015 to April 14, 2017. The amendment also provides the Company with two six-month extension options that could extend the maturity date to April 14, 2018. Each option is subject to an extension fee of 0.075% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.95% to 1.75% (currently at 1.4%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.15% to 0.35% (currently at 0.30%). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $2.7 million, included in Other assets, which will be amortized over the term of the facility. The Company wrote-off certain unamortized deferred financing costs of the original facility of approximately $0.3 million upon execution of the amendment. As of June 30, 2013, the Company had $230.0 million outstanding under the Unsecured Credit Facility and had a remaining borrowing capacity of approximately $470.0 million.

In February 2013, the Company repaid in full a mortgage note payable in the amount of $14.9 million bearing interest at a rate of 6.55% per year.

On March 26, 2013, the Company issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023") that bear interest at 3.75%, payable semi-annually in arrears on April 15 and October 15, commencing October 15, 2013, and mature on April 15, 2023, unless redeemed earlier by the Company. The Senior Notes due 2023 were issued at a discount of approximately $2.1 million, which yielded a 3.85% interest rate per annum upon issuance. The Company incurred $2.1 million in debt issuance costs that are included in Other assets which will be amortized to maturity. The Senior Notes due 2023 have various financial covenant provisions that are required to be met on a quarterly and annual basis. The Company was in compliance with the covenant provisions at June 30, 2013.

The Company's board of directors has authorized the repurchase of up to $50 million of the Company's outstanding unsecured senior notes due 2017 in open market transactions from time to time. The Company currently has no specific timeframe within which to purchase these notes and has no obligation to repurchase any notes prior to maturity.

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

Notes to Condensed Consolidated Financial Statements - Continued

Note 5. Stockholders’ Equity
The following table provides a reconciliation of total stockholders' equity for the six months ended June 30, 2013:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2012	$875	$2,100,297	$(2,092)	$801,416	$(1,779,552)	$1,120,944	$—	$1,120,944
Issuance of common stock	49	132,368	—	—	—	132,417	—	132,417
Common stock redemptions	—	(246)	—	—	—	(246)	—	(246)
Stock-based compensation	1	2,984	—	—	—	2,985	—	2,985
Total comprehensive loss	—	—	—	(25,204)	—	(25,204)	(52)	(25,256)
Dividends to common stockholders ($0.60 per share)	—	—	—	—	(54,061)	(54,061)	—	(54,061)
Distributions to non-controlling interests	—	—	—	—	—	—	(3)	(3)
Proceeds from non-controlling interests	—	—	—	—	—	—	1,388	1,388
Balance at June 30, 2013	$925	$2,235,403	$(2,092)	$776,212	$(1,833,613)	$1,176,835	$1,333	$1,178,168

Common Stock
The following table provides a reconciliation of the beginning and ending common stock outstanding for the six months ended June 30, 2013 and the year ended December 31, 2012:

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
Balance, beginning of period	87,514,336	77,843,883
Issuance of common stock	4,904,646	9,275,895
Restricted stock-based awards, net of forfeitures	77,667	394,558
Balance, end of period	92,496,649	87,514,336

Equity Offering
On July 19, 2013, the Company issued 3,000,000 shares of common stock, par value $0.01 per share, at $26.13 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering were approximately $78.4 million before offering expenses.

At-The-Market Equity Offering Program
During the six months ended June 30, 2013, the Company sold 4,844,771 shares of common stock under its at-the-market equity offering program for approximately $131.4 million in net proceeds at prices ranging from $24.19 to $30.49. Of this amount, the Company sold 3,245,500 shares of common stock during the second quarter of 2013 for $91.8 million in net proceeds. In July 2013, the Company sold 363,100 shares of common stock, generating $9.1 million in net proceeds.

The Company's existing sales agreements with four investment banks allow sales under this program of up to 9,000,000 shares of common stock of which 5,391,400 authorized shares remain available for issuance as of July 30, 2013.

Notes to Condensed Consolidated Financial Statements - Continued

Common Stock Dividends
During the first six months of 2013, the Company declared and paid common stock dividends totaling $0.60 per share.

On July 30, 2013, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on August 30, 2013 to stockholders of record on August 15, 2013.

Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	90,988,589	77,977,278	89,859,083	77,961,391
Nonvested shares	(1,784,422)	(1,515,012)	(1,803,451)	(1,516,904)
Weighted average Common Shares outstanding—Basic	89,204,167	76,462,266	88,055,632	76,444,487
Weighted average Common Shares—Basic	89,204,167	76,462,266	88,055,632	76,444,487
Dilutive effect of restricted stock	—	1,127,522	—	1,108,456
Dilutive effect of employee stock purchase plan	—	122,705	—	125,419
Weighted average Common Shares outstanding—Diluted	89,204,167	77,712,493	88,055,632	77,678,362
Net Income (Loss)
Income (loss) from continuing operations	$(26,522)	$2,220	$(24,461)	$3,654
Noncontrolling interests’ share in net (income) loss	33	(20)	52	(20)
Income (loss) from continuing operations attributable to common stockholders	(26,489)	2,200	(24,409)	3,634
Discontinued operations	2,284	708	(795)	2,408
Net income (loss) attributable to common stockholders	$(24,205)	$2,908	$(25,204)	$6,042
Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.30)	$0.03	$(0.28)	$0.05
Discontinued operations	0.03	0.01	(0.01)	0.03
Net income (loss) attributable to common stockholders	$(0.27)	$0.04	$(0.29)	$0.08
Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$(0.30)	$0.03	$(0.28)	$0.05
Discontinued operations	0.03	0.01	(0.01)	0.03
Net income (loss) attributable to common stockholders	$(0.27)	$0.04	$(0.29)	$0.08

The effect of nonvested stock totaling 1,320,412 and 1,303,441 shares, respectively, and options under the Employee Stock Purchase Plan to purchase the Company’s stock totaling 158,930 and 185,281 shares, respectively, for the three and six months ended June 30, 2013 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the net loss from continuing operations incurred during those periods.

Incentive Plans
The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include nonvested stock issued to employees and the Company’s directors. During the six months ended June 30, 2013 and 2012, the Company issued 66,787 and 103,225 shares of nonvested common stock, respectively, to its employees under its stock-based incentive plans and withheld 9,376 shares and 2,342 shares of common stock, respectively, from its officers to pay estimated withholding taxes related to shares that vested.

Notes to Condensed Consolidated Financial Statements - Continued

A summary of the activity under the stock-based incentive plans for the three and six months ended June 30, 2013 and 2012 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based awards, beginning of period	1,813,073	1,518,512	1,770,061	1,430,675
Granted	20,256	27,864	87,043	131,089
Vested	(55,246)	(38,102)	(79,021)	(53,490)
Forfeited	—	—	—	—
Stock-based awards, end of period	1,778,083	1,508,274	1,778,083	1,508,274

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

A summary of the activity under the Employee Stock Purchase Plan for the three and six months ended June 30, 2013 and 2012 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Outstanding and exercisable, beginning of period	458,694	530,070	433,452	425,196
Granted	—	—	246,717	327,936
Exercised	(13,490)	(8,787)	(53,005)	(21,368)
Forfeited	(11,403)	(23,547)	(22,812)	(51,713)
Expired	—	—	(170,551)	(182,315)
Outstanding and exercisable, end of period	433,801	497,736	433,801	497,736

Note 6. Defined Benefit Pension Plan
The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan is $896,000, subject to cost-of-living adjustments. As of June 30, 2013, only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.

Net periodic benefit cost recorded related to the Company’s pension plans for the three and six months ended June 30, 2013 and 2012 is detailed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Service costs	$22	$19	$43	$38
Interest costs	149	181	298	363
Amortization of net gain/loss	344	248	690	496
Amortization of prior service cost	(297)	(181)	(594)	(362)
Total recognized in net periodic benefit cost	$218	$267	$437	$535

Notes to Condensed Consolidated Financial Statements - Continued

Note 7. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of June 30, 2013 and December 31, 2012 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,301.4	$1,356.8	$1,293.0	$1,437.2
Mortgage notes receivable (2)	$212.3	$212.4	$162.2	$158.3
Notes receivable, net of allowances (2)	$0.1	$0.1	$0.1	$0.1
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

Overview
The Company's business is to own and operate medical office and other medical-related facilities that produce stable and growing rental income. Additionally, the Company provides a broad spectrum of services needed to own, develop, lease, finance and manage its portfolio of healthcare properties. The Company focuses its portfolio on outpatient-related facilities located on or near the campuses of large acute care hospitals and associated with leading health systems because management views these facilities as stable, lower-risk real estate investments. In addition to consistent growth in demand for outpatient services, management believes that the Company’s diversity of tenants, which includes over 30 physician specialties, as well as surgery, imaging and diagnostic centers, lowers the Company's overall financial and operational risk. Substantially all of the Company’s revenues are derived from operating leases on its real estate properties and interest earned on outstanding notes receivable.

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent and interest receipts from its real estate and mortgage portfolio based on contractual arrangements with its tenants, sponsors, and borrowers, borrowings under its unsecured credit facility due 2017(the "Unsecured Credit Facility"), proceeds from the sales of real estate properties or the repayments of mortgage notes receivable or proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources addressed above. The Company also had unencumbered real estate assets with a book value of approximately $2.6 billion at June 30, 2013, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs. Dividends paid by the Company for the six months ended June 30, 2013 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.30 per share. For the full year 2013, the Company may continue to use the Unsecured Credit Facility to supplement its cash flows from operations to fund dividends at the current rate. The Company expects that acquisitions occurring in the second half of

2013 and the continued lease-up of its properties in the process of stabilization will generate additional cash flows from operations such that dividends can be fully funded with cash flows from operations.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2013 were approximately $102.5 million. Below is a summary of the significant investing activity. See Note 2 to the Condensed Consolidated Financial Statements for more detailed information on these activities.

•
The Company acquired a 100% leased inpatient rehabilitation facility in Texas for a purchase price of $16.3 million and acquired a 100% leased medical office building in Tennessee for a purchase price of $16.2 million.

•
The Company disposed of 15.1 acres of land in Texas in which the Company had an aggregate net investment of approximately $8.1 million for approximately $5.0 million, which included $1.1 million in net cash proceeds and the origination of a $3.7 million Company-financed mortgage note receivable.

•
The Company disposed of five medical office buildings with an aggregate sales price of approximately $12.0 million, generating net cash proceeds of $11.1 million and the origination of a $0.6 million seller-financed mortgage receivable. In connection with the sales, the Company repaid a mortgage note payable of $1.1 million and incurred debt extinguishment costs of $0.3 million. The Company recognized gains of approximately $1.8 million related to these transactions.

•	At June 30, 2013, the Company had two ongoing development projects affiliated with Mercy Health under construction mortgage notes:

◦
The Company provided $18.1 million in fundings during the six months ended June 30, 2013 on the medical office building under construction in Oklahoma, bringing cumulative fundings to date to $74.9 million. This project, which was originally scheduled to be completed in July 2013, sustained tornado damage in late May 2013. The tornado damage has caused a delay in the completion date and an assessment is ongoing as to the total scope of the damage and the expected final completion date. While subject to change, the current estimated completion date is the middle part of 2014. Builder's risk insurance is expected to fund the necessary repairs. Approximately $16.3 million remains available under the loan.

◦
The Company provided $27.8 million in fundings during the six months ended June 30, 2013 on the orthopedic facility under construction in Missouri, bringing cumulative fundings to date to $89.4 million. This project was scheduled to be completed in November 2013, but is ahead of schedule and is now expected to be completed in September 2013. The Company anticipates funding the remaining $22.0 million under the loan and expects to acquire the facility for the outstanding loan balance during the third quarter of 2013.

•
For the six months ended June 30, 2013, the Company funded approximately $13.5 million on 12 properties in the process of stabilization subsequent to construction in which the Company anticipates funding approximately $11.3 million throughout the remainder of 2013.

Beyond the current commitments, the Company has no new developments planned. However, the Company is regularly in discussions with health systems, developers and others that could lead to attractive development opportunities. The Company will consider these projects in light of existing obligations, the acquisition environment, capital availability and cost, among other factors.

Subsequent Dispositions
On July 15, 2013, the Company disposed of an inpatient rehabilitation facility located in Florida that was classified as held for sale and in which the Company had a $7.4 million net investment at June 30, 2013. The base rent was approximately $0.4 million per quarter as of June 30, 2013. The purchase price was $11.9 million. This property was sold pursuant to a purchase option contained in the lease which expired on July 15, 2013. The Company expects to record a $4.3 million gain on the disposal.

On July 31, 2013, the Company expects to close on the disposition of an inpatient rehabilitation facility located in Alabama that was classified as held for sale and in which the Company had a $11.2 million net investment at June 30, 2013. The base rent was approximately $0.6 million per quarter as of June 30, 2013. The purchase price is $17.5 million. This property will be sold pursuant to a purchase option contained in the lease which expires on July 31, 2013. The Company expects to record a $6.2 million gain on the disposal.

Potential Dispositions
The Company received notice in April 2013 that a tenant is exercising purchase options on two inpatient rehabilitation facilities located in Pennsylvania upon the expiration of the current leases on September 30, 2013. The purchase prices will be the greater of fair market value or $17.6 million for each facility. The Company's aggregate net investment in the two facilities was approximately $24.9 million, and base rent was approximately $1.3 million per quarter as of June 30, 2013. Subsequent to providing notice of its exercise of the purchase options, the operator contacted the Company to continue long-term lease renewal discussions for these two properties. These discussions are on-going as of the date of this report. If the Company does not reach an agreement with the tenant to renew these two leases, the properties are expected to be sold on September 30, 2013 pursuant to the option terms.
The Company may from time to time sell additional properties and redeploy cash from property sales and mortgage repayments into investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these investments, the Company's results of operations and cash flows could be adversely affected.

Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2013 were approximately $53.3 million. Significant inflows from accessing the public debt and equity markets totaled $497.0 million, net of costs incurred. Aggregate cash outflows totaled approximately $443.7 million associated with repayments of indebtedness and dividends paid to common stockholders. Below is a summary of the significant financing activity. See Notes 3 and 5 to the Condensed Consolidated Financial Statements for more information on the capital markets and financing activities.

Changes in Debt Structure

•
On February 15, 2013, the Company amended the Unsecured Credit Facility, extending the maturity date to April 14, 2017, while providing the Company two six-month options to extend the maturity date to April 14, 2018. The amendment also reduced the applicable margin rate range to 0.95% to 1.75% (currently 1.4% based on the Company's credit rating) over LIBOR for purposes of determining interest and the annual facility fee to a range of 0.15% to 0.35% (currently at 0.30%). The Company paid up-front fees to the lenders of approximately $2.7 million, which will be amortized over the term of the facility, and wrote-off $0.3 million in certain unamortized deferred financing costs associated with the original facility in connection with the amendment. The Company had $230.0 million outstanding under the Unsecured Credit Facility and had a remaining borrowing capacity of approximately $470.0 million as of June 30, 2013. No significant changes were made to the covenant provisions.

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

•	The Company redeemed its 5.125% unsecured senior notes due 2014 (the “Senior Notes due 2014”) on April 18, 2013, at a price of $277.3 million consisting of the following:

◦	outstanding principal of $264.7 million,

◦	accrued interest as of the redemption date of $0.7 million; and

◦
a “make-whole” amount of approximately $11.9 million, resulting in a loss on extinguishment of debt totaling approximately $12.3 million, including the write-off of unaccreted discount and unamortized costs.

•
On June 28, 2013, the Company prepaid in full a secured loan from Teachers Insurance and Annuity Association of America ("TIAA") bearing an interest rate of 7.25% at an amount equal to $94.3 million consisting of the following:

◦	outstanding principal of $77.0 million

◦	accrued interest as of the redemption date of $0.5 million; and

◦	a prepayment penalty of approximately $16.8 million, resulting in a loss on extinguishment of debt totaling $17.4 million, including the write-off of unamortized costs.

The Company believes these activities were warranted, including the costs incurred to execute the transactions, given the opportunities to refinance at lower interest rates that lower future costs of capital, improve the Company's debt and credit metrics and extend its debt maturities.

As of June 30, 2013, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 42.3%.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2013, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Common Stock Issuances

•	The following summarizes the Company shares of common stock sold under its at-the-market equity program:

◦
During the six months ended June 30, 2013, the Company sold 4,844,771 shares of common stock under this program at prices ranging from $24.19 per share to $30.49 per share, generating approximately $131.4 million in net proceeds.

◦	In July 2013, the Company sold 363,100 shares of common stock, generating $9,100 million in net proceeds, with 5,391,400 authorized shares remaining available to be sold under these agreements.

•
On July 19, 2013, the Company issued 3,000,000 shares of common stock, par value $0.01 per share, at $26.13 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering were approximately $78.4 million before offering expenses.

Operating Activities
Cash flows provided by operating activities decreased from $52.8 million for the six months ended June 30, 2012 to $43.6 million for the six months ended June 30, 2013. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

Expiring Leases
The Company expects that approximately 15%-20% of the leases in its multi-tenanted portfolio will expire each year. There are 393 leases that have expired or will expire during 2013. Approximately 89% of the leases expiring in 2013 are located in buildings on hospital campuses, are distributed throughout the portfolio and are not concentrated with any one tenant, health system or location. The Company typically expects 75% to 85% of multi-tenant leases to renew upon expiration and the renewals for the first six months of the year are within this range.

Leases on six single tenant net lease properties have expired and will expire during 2013. Two of the properties are outpatient medical office buildings that the Company anticipates will be vacated by the existing tenants. One of the outpatient medical office buildings is located on a hospital campus and is 12,000 square feet, the other is located off campus and is 110,000 square feet. These properties generated approximately $0.9 million in net operating income during the six months ended June 30, 2013. At the expiration of the current lease term, the properties will be converted to the multi-tenant portfolio and the Company is currently working to lease the properties. The remaining four properties are inpatient rehabilitation facilities and the operator has exercised purchase options for these properties. One of the properties sold on July 15, 2013 and one is expected to sell on July 31, 2013. The Company continues to have discussions with the operator about potentially extending the leases for the two remaining facilities in Pennsylvania. The exercise of these four purchase options is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements.

Operating Expenses
The Company is experiencing an increase in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The effects of these increases are mitigated in leases that have operating expense reimbursement provisions. The Company continues its robust efforts to appeal all property tax increases. In addition, the Company anticipates a seasonal increase in utilities in the third quarter.

Non-GAAP Financial Measures
Same Store Net Operating Income
The following table reflects the Company's same store NOI for the three months ended June 30, 2013 and 2012.

			Same Store NOI for the
			Three Months Ended June 30,
(Dollars in thousands)	Number of Properties (1)	Investment at June 30, 2013	2013 (2)	2012 (2)
Multi-tenant Properties	127	$1,622,970	$31,276	$31,254
Single-tenant Net Lease Properties	35	497,895	12,534	12,387
Total	162	$2,120,865	$43,810	$43,641
___________
(1) Mortgage notes receivable, construction in progress, an investment in one unconsolidated joint venture, corporate property and assets classified as held for sale are excluded.
(2) Reconciliation of Same Store NOI:

	Three Months Ended June 30,
(Dollars in thousands)	2013	2012
Rental income	$79,119	$74,184
Rental lease guaranty income (a)	1,332	1,185
Property operating expense	(31,732)	(29,150)
Exclude Straight-line rent revenue	(1,974)	(1,328)
NOI	46,745	44,891
NOI not included in same store	(2,935)	(1,250)
Same store NOI	$43,810	$43,641

(a) Other operating income reconciliation:
Rental lease guaranty income	$1,332	$1,185
Interest income	91	97
Management fee income	40	37
Other	45	51
	$1,508	$1,370

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

FFO for the three and six months ended June 30, 2013 compared to 2012 was primarily impacted by the various acquisitions and dispositions of the Company’s real estate portfolio, the results of operations of the portfolio from period to period and the loss on the extinguishments of debt of approximately $29.9 million, or $0.33 per common share. In addition, the Company completed an equity offering in the third quarter of 2012 of 9.2 million shares of common stock which negatively impacted the 2013 FFO per share by approximately $0.03 per share.

The table below reconciles FFO to net income (loss) attributable to common stockholders for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Net Income (Loss) Attributable to Common Stockholders	$(24,205)	$2,908	$(25,204)	$6,042
Gain on sales of real estate properties	(1,783)	(3)	(1,783)	(3,431)
Impairments	—	167	3,630	4,336
Real estate depreciation and amortization	24,002	23,467	47,960	46,896
Total adjustments	22,219	23,631	49,807	47,801
Funds from Operations	$(1,986)	$26,539	$24,603	$53,843
Funds from Operations per Common Share—Basic	$(0.02)	$0.35	$0.28	$0.70
Funds from Operations per Common Share—Diluted	$(0.02)	$0.34	$0.27	$0.69
Weighted Average Common Shares Outstanding—Basic	89,204	76,462	88,056	76,444
Weighted Average Common Shares Outstanding—Diluted	89,204	77,712	89,544	77,678

The effect of nonvested stock totaling 1,320,412 shares and options under the Employee Stock Purchase Plan to purchase the Company’s stock totaling 158,930 shares were excluded from the calculation of diluted loss per common share for the three months ended June 30, 2013 because the effect was anti-dilutive due to the negative FFO incurred during that period.

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

Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The Company’s results of operations for the three months ended June 30, 2013 compared to the same period in 2012 were significantly impacted by acquisitions, dispositions, properties in stabilization, gains on sales of real estate investments and extinguishments of debt.

Revenues
Rental income increased $4.9 million, or 6.7%, to approximately $79.1 million compared to $74.2 million in the prior year and is comprised of the following:

	Three Months Ended
	June 30,		Change
(Dollars in thousands, except per share data)	2013	2012	$	%
Property operating	$62,886	$60,467	$2,419	4.0%
Single-tenant net lease	14,259	12,389	1,870	15.1%
Straight-line rent	1,974	1,328	646	48.6%
Total Rental income	$79,119	$74,184	$4,935	6.7%

Property operating income increased $2.4 million, or 4.0%, from the prior year as a result of the following activity:

•	Acquisitions in 2012 and 2013 contributed $1.5 million.

•	Additional leasing activity at properties in stabilization contributed $2.4 million.

•
Net leasing activity including contractual rent increases and renewals contributed in a decrease of $1.0 million as a result of rent abatements included in certain lease renewals. The effects are partially offset in the increase in straight-line rent revenue.

•	Conversion to single-tenant net lease revenue caused a decrease of $0.5 million.

Single-tenant net lease revenue increased $1.9 million, or 15.1%, from the prior year as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions contributed $1.4 million.

•	New leasing activity including contractual rent increases contributed $0.1 million.

•	Lease conversions from property operating revenue contributed $0.3 million.

Straight-line rent increased $0.6 million, or 48.6%, from the prior year as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions contributed $0.2 million.

•	New leasing activity including contractual rent increases and the effects of rent abatements contributed $0.4 million.

Mortgage interest income increased $1.4 million, or 68.1%, from the prior year. The continued funding of two mortgage construction notes receivable for the two build-to-suit facilities affiliated with Mercy Health contributed $1.6 million. This amount was offset by payoffs of other mortgage notes.

Expenses
Property operating expenses increased $2.6 million, or 8.9%, for the three months ended June 30, 2013 compared to the prior year period. Properties acquired in 2012 and 2013 accounted for an increase of $0.6 million and properties that were previously under construction that commenced operations during 2012 accounted for an increase of $0.4 million. Real estate taxes increased $1.6 million.

General and administrative expenses increased approximately $1.3 million, or 29.2%, for the three months ended June 30, 2013 compared to the prior year period because of an increase in compensation-related expenses totaling $0.8 million, primarily non-cash stock-based compensation, and project costs of approximately $0.2 million.
Depreciation expense increased $1.3 million, or 6.4%, for the three months ended June 30, 2013 compared to the prior year period. Properties acquired in 2012 and 2013 and developments completed and commencing operations contributed a combined increase of $1.0 million.
Other income (expense)
Loss on extinguishments of debt are associated with the redemption of the Senior Notes due 2014 of approximately $12.3 million and the payoff of a secured loan with TIAA of approximately $17.4 million. See Note 3 to the Condensed Consolidated Financial Statements for more detail.
Interest expense increased $0.4 million for the three months ended June 30, 2013 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2013	2012	Change	Percentage Change
Contractual interest	$17,917	$19,103	$(1,186)	(6.2)%
Net discount accretion	306	245	61	24.9%
Deferred financing costs amortization	766	792	(26)	(3.3)%
Interest cost capitalization	(64)	(1,634)	1,570	(96.1)%
Total Interest expense	$18,925	$18,506	$419	2.3%

Contractual interest decreased $1.2 million primarily as a result of a lower average interest rate on the Unsecured Credit Facility, the lower interest on the Senior Notes due 2023 compared to the Senior Notes due 2014 and the repayment of a mortgage note payable. Capitalized interest expense decreased $1.6 million from a decrease in development expenditures upon completion of various projects in progress.
Discontinued Operations
Results from discontinued operations for the three months ended June 30, 2013 was income of $2.3 million compared to $0.7 million for the three months ended June 30, 2012. These amounts include the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of June 30, 2013. See Note 2 to the Condensed Consolidated Financial Statements for more detail.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The Company’s results of operations for the six months ended June 30, 2013 compared to the same period in 2012 were significantly impacted by acquisitions, dispositions, properties in stabilization, gains on sale and impairments of real estate investments and extinguishments of debt.

Revenues
Rental income increased $11.0 million to approximately $157.1 million, or 7.5%, compared to $146.1 million in the prior year and is comprised of the following:

	Six Months Ended
	June 30,		Change
(Dollars in thousands, except per share data)	2013	2012	$	%
Property operating	$125,378	$118,951	$6,427	5.4%
Single-tenant net lease	27,957	24,153	3,804	15.7%
Straight-line rent	3,813	3,018	795	26.3%
Total Rental income	$157,148	$146,122	$11,026	7.5%

Property operating income increased $6.4 million, or 5.4%, from the prior year as a result of the following activity:

•	Acquisitions in 2012 and 2013 contributed $3.0 million.

•	Additional leasing activity at properties in stabilization contributed $4.8 million.

•
Net leasing activity including contractual rent increases and renewals resulted in a decrease $0.4 million as a result of rent abatements included in certain lease renewals. These effects are partially offset in the increase in straight-line rent revenue.

•	Conversion to single-tenant net lease revenue caused a decrease of $1.0 million.

Single-tenant net lease revenue increased $3.8 million, or 15.7%, from the prior year as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions contributed $2.4 million.

•	New leasing activity including contractual rent increases contributed $0.8 million.

•	Lease conversions from property operating revenue contributed $0.6 million.

Straight-line rent increased $0.8 million, or 26.3% from the prior year as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions contributed $0.6 million.

•	New leasing activity including contractual rent increases and the effects of rent abatements contributed $0.2 million.

Mortgage interest income increased $2.0 million, or 46.9%, from the prior year. The continued funding of two mortgage construction notes receivable for the two build-to-suit facilities affiliated with Mercy Health contributed $2.9 million. This amount was offset by payoffs of other mortgage notes.

Expenses
Property operating expenses increased $4.1 million, or 7.2%, for the six months ended June 30, 2013 compared to the prior year period. Properties acquired in 2012 and 2013 accounted for an increase of $1.2 million and properties that were previously under construction that commenced operations during 2012 accounted for an increase of $0.6 million. Real estate taxes increased $2.6 million.

General and administrative expenses increased approximately $2.6 million, or 26.6%, for the six months ended June 30, 2013 compared to the prior year period because of an increase in compensation-related expenses of approximately $2.2 million, primarily non-cash stock-based compensation and project costs of approximately $0.4 million.

Depreciation expense increased $2.7 million, or 6.6%, for the six months ended June 30, 2013 compared to the prior year period. Properties acquired in 2012 and 2013 and developments completed and commencing operations contributed a combined increase of $2.0 million.
Amortization expense increased $0.2 million for the six months ended June 30, 2013 compared to the prior year period primarily as a result of properties acquired during 2012 and 2013.

Other income (expense)
Loss on extinguishments of debt are associated with the redemption of the Senior Notes due 2014 of approximately $12.3 million and the payoff of a secured loan with TIAA of approximately $17.4 million. See Note 3 to the Condensed Consolidated Financial Statements for more detail.
Interest expense decreased $1.8 million for the six months ended June 30, 2013 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2013	2012	Change	Percentage Change
Contractual interest	$36,535	$38,259	$(1,724)	(4.5)%
Net discount accretion	536	486	50	10.3%
Deferred financing costs amortization	1,795	1,584	211	13.3%
Interest cost capitalization	(171)	(3,469)	3,298	(95.1)%
Total Interest expense	$38,695	$36,860	$1,835	5.0%

Contractual interest decreased $1.7 million primarily as a result of a lower average interest rate on the Unsecured Credit Facility, the lower interest on the Senior Notes due 2023 compared to the Senior Notes due 2014 and the repayment of a mortgage note payable. Capitalized interest expense decreased $3.3 million from a decrease in development expenditures upon completion of various projects in progress.
Discontinued Operations
Results from discontinued operations for the six months ended June 30, 2013 were a loss of $0.8 million compared to income of $2.4 million for the six months ended June 30, 2012. These amounts include the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of June 30, 2013. See Note 2 to the Condensed Consolidated Financial Statements for more detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2013, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2013, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable under the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	(745)	$24.93	—	—
February 1 - February 28	(3,880)	25.60	—	—
March 1 - March 31	(1,436)	26.71	—	—
April 1 - April 30	(3,300)	27.00	—	—
May 1 - May 31	(15)	29.73	—	—
June 1 - June 30	—	—	—	—
Total	(9,376)

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Second Supplemental Indenture, dated as of March 30, 2004, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.125% Senior Note Due 2014(4)

Exhibit 4.5	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ SCOTT W. HOLMES
Scott W. Holmes Executive Vice President and Chief Financial Officer

Date:	July 30, 2013

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Second Supplemental Indenture, dated as of March 30, 2004, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.125% Senior Note Due 2014(4)

Exhibit 4.5	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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