Form 10-Q
period 2013-09-30
HEALTHCARE REALTY TRUST INC
filed 2013-10-30
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
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

As of October 25, 2013, the Registrant had 95,872,982 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated Condensed Consolidated Balance Sheets (Amounts in thousands, except per share data)

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Real estate properties:
Land	$165,325	$161,875
Buildings, improvements and lease intangibles	2,765,055	2,625,538
Personal property	9,217	8,739
Land held for development	17,054	25,171
	2,956,651	2,821,323
Less accumulated depreciation	(610,402)	(580,617)
Total real estate properties, net	2,346,249	2,240,706
Cash and cash equivalents	7,160	6,776
Mortgage notes receivable	126,409	162,191
Assets held for sale and discontinued operations, net	9,084	3,337
Other assets, net	155,961	126,962
Total assets	$2,644,863	$2,539,972
LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,268,194	$1,293,044
Accounts payable and accrued liabilities	57,610	65,678
Liabilities of discontinued operations	1,024	131
Other liabilities	59,706	60,175
Total liabilities	1,386,534	1,419,028
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 95,873 and 87,514 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	959	875
Additional paid-in capital	2,324,140	2,100,297
Accumulated other comprehensive loss	(2,092)	(2,092)
Cumulative net income attributable to common stockholders	795,977	801,416
Cumulative dividends	(1,862,367)	(1,779,552)
Total stockholders’ equity	1,256,617	1,120,944
Noncontrolling interests	1,712	—
Total equity	1,258,329	1,120,944
Total liabilities and equity	$2,644,863	$2,539,972

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Rental income	$79,256	$73,174	$233,319	$215,937
Mortgage interest	3,926	2,244	10,290	6,575
Other operating	1,579	1,519	4,544	4,659
	84,761	76,937	248,153	227,171
EXPENSES
Property operating	32,652	29,737	93,911	86,937
General and administrative	5,583	4,729	17,965	14,510
Depreciation	22,080	20,348	65,065	60,626
Amortization	2,607	2,529	7,856	7,555
Bad debt, net of recoveries	111	40	118	149
	63,033	57,383	184,915	169,777
OTHER INCOME (EXPENSE)
Loss on extinguishments of debt	—	—	(29,638)	—
Interest expense	(17,043)	(18,881)	(55,738)	(55,741)
Interest and other income, net	256	203	705	618
	(16,787)	(18,678)	(84,671)	(55,123)
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,941	876	(21,433)	2,271
DISCONTINUED OPERATIONS
Income from discontinued operations	914	1,554	3,879	7,127
Impairments	(6,259)	(2,860)	(9,889)	(7,197)
Gain on sales of real estate properties	20,187	6,265	21,970	9,696
INCOME FROM DISCONTINUED OPERATIONS	14,842	4,959	15,960	9,626
NET INCOME (LOSS)	19,783	5,835	(5,473)	11,897
Less: Net (income) loss attributable to noncontrolling interests	(18)	(20)	34	(40)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,765	$5,815	$(5,439)	$11,857
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.05	$0.01	$(0.24)	$0.03
Discontinued operations	0.16	0.07	0.18	0.12
Net income (loss) attributable to common stockholders	$0.21	$0.08	$(0.06)	$0.15
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.05	$0.01	$(0.24)	$0.03
Discontinued operations	0.16	0.06	0.18	0.12
Net income (loss) attributable to common stockholders	$0.21	$0.07	$(0.06)	$0.15
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	93,443	76,713	89,871	76,535
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	94,836	78,021	89,871	77,799
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30	$0.90	$0.90
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2013 and 2012 (Dollars in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME (LOSS)	$19,783	5,835	$(5,473)	11,897
Less: Comprehensive (income) loss attributable to noncontrolling interests	(18)	(20)	34	(40)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,765	$5,815	$(5,439)	$11,857

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2013 and 2012 (Dollars in thousands) (Unaudited)

	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(5,473)	$11,897
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	77,728	74,688
Stock-based compensation	4,131	2,588
Straight-line rent receivable	(5,654)	(4,926)
Straight-line rent liability	311	312
Gain on sales of real estate properties	(21,970)	(9,696)
Loss on extinguishments of debt	29,907	—
Impairments	9,889	7,197
Provision for bad debt, net of recoveries	119	147
Changes in operating assets and liabilities:
Other assets	(5,988)	(3,051)
Accounts payable and accrued liabilities	(10,273)	(13,015)
Other liabilities	(788)	6,386
Net cash provided by operating activities	71,939	72,527
INVESTING ACTIVITIES
Acquisition of real estate	(104,451)	(24,019)
Development of real estate	—	(8,981)
Additional long-lived assets	(52,199)	(43,389)
Funding of mortgages	(57,780)	(54,264)
Proceeds from sales of real estate	75,855	64,866
Proceeds from mortgage repayment by previously consolidated VIE	—	35,057
Proceeds from mortgages and notes receivable repayments	643	11,931
Net cash used in investing activities	(137,932)	(18,799)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	75,000	(178,000)
Borrowings on notes and bonds payable	247,948	—
Repayments on notes and bonds payable	(18,655)	(3,678)
Redemption of notes and bonds payable	(371,839)	—
Dividends paid	(82,815)	(70,186)
Net proceeds from issuance of common stock	220,045	202,247
Common stock redemptions	(247)	(45)
Capital contributions received from noncontrolling interest holders	1,749	—
Distributions to noncontrolling interest holders	(32)	(20)
Debt issuance and assumption costs	(4,777)	(3)
Net cash provided by (used in) financing activities	66,377	(49,685)
Increase in cash and cash equivalents	384	4,043
Cash and cash equivalents, beginning of period	6,776	4,738
Cash and cash equivalents, end of period	$7,160	$8,781

Healthcare Realty Trust Incorporated Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2013 and 2012 (Dollars in thousands) (Unaudited)

	2013	2012
Supplemental Cash Flow Information:
Interest paid	$62,326	$64,773
Capitalized interest	$183	$4,782
Company-financed real estate property sales	$4,241	$11,200
Invoices accrued for construction, tenant improvement and other capitalized costs	$6,291	$2,717
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$12,678	$—
Elimination of construction mortgage note receivable upon acquisition of underlying real estate property	$97,203	$—
Construction liabilities transferred upon deconsolidation of VIE	$—	$3,450

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust (“REIT”) that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $3.1 billion in 199 real estate properties and mortgages as of September 30, 2013. The Company’s 194 owned real estate properties are located in 28 states and total approximately 13.6 million square feet. The Company provided property management services to approximately 10.2 million square feet nationwide.

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

Reclassifications
Certain amounts in the Company’s Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Assets held for sale, and related liabilities, have been reclassified in the Company’s Condensed Consolidated Balance Sheets, and the operating results of those assets, including assets sold, have been reclassified from continuing to discontinued operations for all periods presented.

In the second quarter of 2013, the Company reclassified certain non-real estate related personal property from "personal property" in "total real estate properties" to "other assets" on the Company's Condensed Consolidated Balance Sheets. As of September 30, 2013, this amount totaled $23.3 million in "personal property" and $7.2 million in "accumulated depreciation". As of December 31, 2012, the Company reclassified $10.4 million from "personal property" and $6.1 million from "accumulated depreciation", resulting in a net increase to "other assets" of approximately $4.3 million.

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

Note 2. Real Estate Investments
2013 Acquisitions
Third Quarter
In August 2013, the Company purchased a 205,573 square foot medical office building and garage in Indiana for a purchase price and cash consideration of $44.3 million. The property is 87% leased with expirations through 2029. The property is connected to and is 48% leased by St. Joseph's Medical Center, which is part of the CHE Trinity ("AA" rated) system, that opened in December 2009.

In September 2013, the Company purchased an 80,153 square foot medical office building in Colorado for a purchase price of approximately $33.2 million, including cash consideration of $21.2 million and the assumption of debt of $12.0 million (excluding a $0.7 million fair value adjustment premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual interest rate of 6.17% and matures in 2027. The building is 100% leased with lease expirations through 2028. The property is connected to and is 71% leased by Poudre Valley Health System, which is part of the University of Colorado Health ("A+" rated) system.

Also in September 2013, the Company purchased an 186,000 square foot orthopedic facility in Missouri for a purchase price of approximately $102.6 million. The Company funded the development of the facility through a construction mortgage loan of approximately $97.2 million that upon acquisition was eliminated in the Company's Condensed Consolidated Financial Statements. At the closing of the purchase, the outstanding loan balance was credited to the purchase price and the Company paid an additional $5.4 million in cash consideration. Subsequent to the acquisition, the Company funded an additional $2.8 million and anticipates funding approximately $6.0 million to complete the development during the fourth quarter of 2013. The building is 100% leased to Mercy Health ("AA-" rated) through 2027.

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

Notes to Condensed Consolidated Financial Statements - Continued

The following table details the Company's acquisitions for the nine months ended September 30, 2013:

(Dollars in millions)	Date Acquired	Purchase Price	Elimination of Construction Mortgage Note Receivable	Mortgage Notes Payable Assumed	Cash Consideration	Real Estate	Other	Square Footage
Real estate acquisitions
Tennessee	1/29/13	$16.2	$—	$—	$16.2	$15.7	$0.5	52,225
Texas	4/8/13	16.3	—	—	16.3	16.3	—	42,627
Indiana	8/8/13	44.3	—	—	44.3	43.3	1.0	205,573
Colorado (1)	9/27/13	33.2	—	(12.0)	21.2	32.9	0.3	80,153
Missouri	9/27/13	102.6	(97.2)	—	5.4	102.6	—	186,000
		$212.6	$(97.2)	$(12.0)	$103.4	$210.8	$1.8	566,578
______
(1) The mortgage note payable assumed in the acquisition does not reflect the fair value adjustment of $0.7 million recorded by the Company upon acquisition (included in Other).

Subsequent Acquisitions
In October 2013, the Company acquired the following properties:

•
an 81,717 square foot medical office building located in the state of Washington for a purchase price of $34.9 million. The property is 100% leased with lease expirations through 2019 and is adjacent to two hospital campuses and affiliated with Providence Health and Services ("AA" rated). The Company assumed a mortgage note payable of $16.6 million on the property that bears interest at a rate of 6.01% and matures in 2036.

•
a 70,138 square foot medical office building in Colorado for a purchase price of $21.6 million. The property is on the same campus as the 80,153 square foot medical office building the Company purchased in September 2013. The building was 83% leased to three tenants at the time of acquisition with lease expirations through 2026. The property is connected to and affiliated with the University of Colorado Health ("A+" rated) system.

•
a 90,633 square foot medical office building in North Carolina for a purchase price of $20.3 million. The property is 100% leased with expirations through 2021 and is affiliated with CaroMont Health ("A+" rated). The Company assumed a mortgage note payable of $11.2 million on the property that bears interest at a rate of 5.86% and matures in 2016.

2013 Dispositions
Third Quarter
In July 2013, the Company disposed of a 62,782 square foot inpatient rehabilitation facility in Florida pursuant to a purchase option exercise and in which the Company had an aggregate net investment of $7.4 million. The sales price was approximately $11.9 million comprised of $11.7 million in net cash proceeds and closing costs of $0.2 million. The Company recognized a $4.3 million gain on the disposal of this property that was previously classified as held for sale.

Also in July 2013, the Company disposed of an 82,000 square foot inpatient rehabilitation facility in Alabama pursuant to a purchase option exercise and in which the Company had an aggregate net investment of $11.2 million. The sales price was approximately $17.5 million comprised of $17.4 million in net cash proceeds and closing costs of $0.1 million. The Company recognized a $6.2 million gain on the disposal of this property that was previously classified as held for sale.

In September 2013, the Company disposed of two inpatient rehabilitation facilities totaling 155,884 square feet located in Pennsylvania pursuant to two purchase option exercises in which the Company had an aggregate net investment of $24.8 million. The sales price was approximately $35.2 million comprised of $34.5 million in net cash proceeds and closing costs of $0.7 million. The Company recognized a $9.7 million gain on the disposal of these properties. These properties were not previously classified as held for sale.

Notes to Condensed Consolidated Financial Statements - Continued

Second Quarter
In April 2013, the Company disposed of a 17,696 square foot medical office building in Tennessee, in which the Company had an aggregate net investment of $0.4 million. The sales price of $0.6 million was funded by the Company under a mortgage note receivable that matures on April 30, 2018 and bears interest at 7.5% per annum. The approximate $0.2 million gain has been deferred and will be recognized as payments on the mortgage note are made under the installment method. The property was previously classified as held for sale.

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

In June 2013, the Company disposed of a 9,153 square foot medical office building and a 22,572 square foot medical office building, both in Iowa, in which the Company had an aggregate net investment of approximately $5.3 million. The total sales price and cash consideration for the two properties were $6.9 million. In connection with the sales, the Company repaid a mortgage note payable of $1.1 million and incurred debt extinguishment costs of $0.3 million. The Company recognized a $1.5 million aggregate gain on the disposal of the two properties, including the write-off of a straight-line rent receivable of $0.1 million. The properties were not previously classified as held for sale.

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

Notes to Condensed Consolidated Financial Statements - Continued

The following table details the Company's dispositions for the nine months ended September 30, 2013:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Company-Financed Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage
Real estate dispositions
Texas (land)	3/25/2013	$5.0	$(0.2)	$(3.7)	$1.1	$8.1	$—	$(3.3)	—
Tennessee (1)	4/30/2013	0.6	—	(0.6)	—	0.4	—	—	17,696
Texas	5/15/2013	1.3	(0.1)	—	1.2	0.9	—	0.3	8,000
Texas (1)	5/24/2013	3.2	(0.2)	—	3.0	3.0	—	—	100,920
Iowa (2) (3)	6/3/2013	6.9	—	—	6.9	5.3	0.1	1.5	31,725
Florida (1)	7/15/2013	11.9	(0.2)	—	11.7	7.4	—	4.3	62,782
Alabama (1)	7/31/2013	17.5	(0.1)	—	17.4	11.2	—	6.2	82,000
Pennsylvania	9/30/2013	17.6	(0.3)	—	17.3	12.2	—	5.1	76,324
Pennsylvania	9/30/2013	17.6	(0.4)	—	17.2	12.6	—	4.6	79,560
Total dispositions		$81.6	(1.5)	(4.3)	75.8	61.1	0.1	18.7	459,007
______

(1)	Previously included in assets held for sale.

(2)	Includes two properties.

(3)	Repaid a mortgage note payable of $1.1 million upon sale and incurred debt extinguishment costs of $0.3 million.

Mortgage Notes Receivable
Construction Mortgage Note Fundings
During the nine months ended September 30, 2013, the Company funded $57.8 million on two outstanding construction mortgage notes for build-to-suit facilities leased to Mercy Health ("AA-" rated) based in Saint Louis, Missouri. Details on the two projects are as follows:

•
On September 27, 2013, the Company acquired an orthopedic facility in Missouri for $102.6 million, including the elimination of the construction mortgage note receivable totaling $97.2 million and cash consideration of approximately $5.4 million. The facility is 100% leased to Mercy Health. The Company provided $35.6 million in fundings toward the facility under a construction mortgage for the nine months ended September 30, 2013. During the third quarter of 2013, the Company recognized mortgage interest income of approximately $1.7 million and single-tenant net lease rental income of approximately $0.1 million. The Company expects to collect single-tenant net lease rental income of approximately $2.3 million in the fourth quarter.

•
At September 30, 2013, the Company had one remaining construction mortgage on the medical office building under construction in Oklahoma affiliated with Mercy Health. The Company provided $22.2 million in fundings during the nine months ended September 30, 2013, bringing cumulative fundings to date to $79.0 million. This project, which was originally scheduled to be completed in July 2013, sustained tornado damage in late May 2013. The tornado damage caused a delay in the completion date, and while subject to change, is now expected to be completed by June 2014. Builder's risk insurance is expected to fund the total scope of necessary repairs. The Company will continue to recognize mortgage interest income through the delayed completion and expects to receive interest payments in cash from insurance proceeds. Approximately $12.2 million remained available under the loan at September 30, 2013.

Notes to Condensed Consolidated Financial Statements - Continued

Company-Financed Mortgage Notes
During 2013, the Company originated the following Company-financed mortgage notes receivable:

•
$3.7 million with the purchaser of the land parcel located in Texas that was sold by the Company as discussed in "2013 Dispositions" above. Approximately $0.6 million in principal was received on this note in the third quarter of 2013.

•
$0.6 million with the purchaser of a medical office building located in Tennessee that was sold by the Company as discussed in "2013 Dispositions" above. This note was repaid in full in October 2013, and the Company expects to recognize the deferred gain of $0.2 million in the fourth quarter of 2013.

Mortgage Note Receivable Maturity
The Company holds a $40.0 million loan that is secured by a first position mortgage on a multi-tenant office building in Iowa that is 93% leased. The mortgage loan requires interest only payments through maturity in January 2014 at a fixed interest rate of 7.7%. The operating cash flows from the property are sufficient to satisfy the borrower's interest obligations to the Company. The property is also encumbered by a junior mortgage loan payable to another lender having an original principal balance of approximately $3.6 million. Because of the additional junior mortgage indebtedness and the borrower's limited equity resources, management suspects that the borrower may not be able to repay the full principal balance of the Company's mortgage loan at the maturity date. If the borrower fails to pay the full principal balance at maturity, the Company intends to exercise remedies under the security documents, which could include foreclosure proceedings. Management believes the fair value of the property that secures the mortgage loan exceeds the carrying value of the mortgage note receivable and expects that cash flows from operations will continue to provide a return to the Company at a rate greater than the current loan rate of 7.7%.

Noncontrolling Interest
In January 2013, the Company received a $1.4 million initial capital contribution from a 40% noncontrolling interest holder in a partnership that owns a medical office building and parking garage in Texas included as a property in stabilization. The partnership owner (HRP MAC III, LLC), in which the Company holds a 60% majority controlling interest, is the borrower under a term loan from the Company of approximately $10.3 million. These buildings were constructed by the Company and were previously subject to a construction mortgage note totaling $13.7 million. The Company's equity in and loan to the partnership are eliminated in consolidation.

Discontinued Operations and Assets Held for Sale
During the third quarter of 2013, the Company reclassified five properties located in four states to held for sale. The Company's gross investment in the five properties was approximately $22.3 million ($9.0 million, net) at September 30, 2013 with an aggregate square footage of approximately 199,523 feet. In conjunction with management's decision to sell these properties, the Company recorded impairment charges on four of the properties totaling $6.3 million, or $0.07 per basic and diluted common share. A company must record an impairment charge on a property held for sale if its carrying value exceeds its estimate of fair value less costs to sell. Fair value amounts used to calculate impairment were based on sales prices in executed purchase and sale agreements on three properties, which is a level 2 input, and supported by a broker estimate of fair value on one property, which is a level 3 input.

Notes to Condensed Consolidated Financial Statements - Continued

At September 30, 2013 and December 31, 2012, the Company had five and one properties, respectively, classified as held for sale.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Balance Sheet data:
Land	$1,579	$3,835
Buildings, improvements and lease intangibles	20,744	5,566
Personal property	—	207
	22,323	9,608
Accumulated depreciation	(13,350)	(6,303)
Assets held for sale, net	8,973	3,305
Other assets, net (including receivables)	111	32
Assets of discontinued operations, net	111	32
Assets held for sale and discontinued operations, net	$9,084	$3,337

Accounts payable and accrued liabilities	$1,001	$99
Other liabilities	23	32
Liabilities of discontinued operations	$1,024	$131

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Statements of Operations data:
Revenues
Rental income	$1,513	$3,364	$6,544	$13,354
Other operating	—	4	—	19
	1,513	3,368	6,544	13,373
Expenses
Property operating	317	804	1,052	2,754
General and administrative	—	3	1	9
Depreciation	285	961	1,294	3,503
Amortization	—	26	18	77
Bad debt, net of recoveries	1	(1)	1	(2)
	603	1,793	2,366	6,341
Other Income (Expense)
Loss on extinguishment of debt	—	—	(270)	—
Interest expense	—	(24)	(40)	(73)
Interest and other income, net	4	3	11	168
	4	(21)	(299)	95
Discontinued Operations
Income from discontinued operations	914	1,554	3,879	7,127
Impairments	(6,259)	(2,860)	(9,889)	(7,197)
Gain on sales of real estate properties	20,187	6,265	21,970	9,696
Income from Discontinued Operations	$14,842	$4,959	$15,960	$9,626

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Notes and Bonds Payable
Third Quarter
In September 2013, the Company assumed a mortgage note payable of approximately $12.0 million upon acquisition of a real estate property and recorded a fair value premium of approximately $0.7 million. The mortgage note payable has a contractual interest rate of 6.17% (effective rate of 5.25%) and matures in 2027. See Note 2 of the Condensed Consolidated Financial Statements for more information regarding this transaction.

Second Quarter
In April 2013, the Company redeemed its 5.125% unsecured senior notes due 2014 at a redemption price equal to an aggregate of $277.3 million, consisting of outstanding principal of $264.7 million, accrued interest as of the redemption date of $0.7 million, and a "make-whole" amount of approximately $11.9 million for the early extinguishment of debt. The unaccreted discount on these notes of $0.2 million and deferred financing costs of $0.2 million were written off upon redemption. The Company recognized a loss on early extinguishment of debt of approximately $12.3 million related to this redemption.

In June 2013, the Company repaid a $1.1 million mortgage note payable upon disposal of a property in Iowa. In connection with the repayment, the Company incurred a $0.3 million prepayment penalty which has been recorded as a loss on extinguishment of debt in discontinued operations. See Note 2 to the Condensed Consolidated Financial Statements for additional information about this disposition.

In June 2013, the Company prepaid in full a secured loan from Teachers Insurance and Annuity Association of America ("TIAA") bearing an interest rate of 7.25% at an amount equal to $94.3 million, consisting of outstanding principal of $77.0 million, accrued interest as of the redemption date of $0.5 million and a prepayment penalty of approximately $16.8 million. The unamortized deferred financing costs on this loan of $0.5 million were written off upon repayment. The Company recognized a loss on early extinguishment of debt of approximately $17.4 million related to this prepayment.

First Quarter
In February 2013, the Company entered into an amendment that extended the original maturity date of its unsecured credit facility (the "Unsecured Credit Facility") from October 14, 2015 to April 14, 2017. The amendment also provides the Company with two six-month extension options that could extend the maturity date to April 14, 2018. Each option is subject to an extension fee of 0.075% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.95% to 1.75% (currently at 1.4%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.15% to 0.35% (currently at 0.30%). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $2.7 million, included in Other assets, which is being amortized over the term of the facility. The Company wrote-off certain unamortized deferred financing costs of the original facility of approximately $0.3 million upon execution of the amendment. As of September 30, 2013, the Company had $185.0 million outstanding under the Unsecured Credit Facility and had a remaining borrowing capacity of approximately $515.0 million.

In February 2013, the Company repaid in full a mortgage note payable in the amount of $14.9 million bearing interest at a rate of 6.55% per year.

In March 2013, the Company issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023") that bear interest at 3.75%, payable semi-annually in arrears on April 15 and October 15, commencing October 15, 2013, and mature on April 15, 2023, unless redeemed earlier by the Company. The Senior Notes due 2023 were issued at a discount of approximately $2.1 million, which yielded a 3.85% interest rate per annum upon issuance. The Company incurred $2.1 million in debt issuance costs that are included in Other assets which is being amortized to maturity. The Senior Notes due 2023 have various financial covenant provisions that are required to be met on a quarterly and annual basis. The Company was in compliance with the covenant provisions at September 30, 2013.

Senior Note Repurchase Authorization
The Company's board of directors has authorized the repurchase of up to $50 million of the Company's outstanding unsecured senior notes due 2017 in open market transactions from time to time. The Company currently has no specific timeframe within which to purchase these notes and has no obligation to repurchase any notes prior to maturity.

Notes to Condensed Consolidated Financial Statements - Continued

Subsequent Activities
In October 2013, the Company assumed mortgage notes payable of approximately $16.6 million and $11.2 million in a real estate property acquisitions. See Note 2 of the Condensed Consolidated Financial Statements for more information regarding these transactions.

Note 4. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 5. Stockholders’ Equity
The following table provides a reconciliation of total stockholders' equity for the nine months ended September 30, 2013:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2012	$875	$2,100,297	$(2,092)	$801,416	$(1,779,552)	$1,120,944	$—	$1,120,944
Issuance of common stock	83	219,960	—	—	—	220,043	—	220,043
Common stock redemptions	—	(247)	—	—	—	(247)	—	(247)
Stock-based compensation	1	4,130	—	—	—	4,131	—	4,131
Total comprehensive loss	—	—	—	(5,439)	—	(5,439)	(34)	(5,473)
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(82,815)	(82,815)	—	(82,815)
Distributions to non-controlling interests	—	—	—	—	—	—	(3)	(3)
Proceeds from non-controlling interests	—	—	—	—	—	—	1,749	1,749
Balance at September 30, 2013	$959	$2,324,140	$(2,092)	$795,977	$(1,862,367)	$1,256,617	$1,712	$1,258,329

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine Months Ended	Year Ended
	September 30, 2013	December 31, 2012
Balance, beginning of period	87,514,336	77,843,883
Issuance of common stock	8,280,789	9,275,895
Nonvested share-based awards, net	77,610	394,558
Balance, end of period	95,872,735	87,514,336

Notes to Condensed Consolidated Financial Statements - Continued

Equity Offering
On July 19, 2013, the Company issued 3,000,000 shares of common stock, par value $0.01 per share, at $26.13 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts, commissions and offering expenses, were approximately $78.3 million.

At-The-Market Equity Offering Program
During the nine months ended September 30, 2013, the Company sold 5,207,871 shares of common stock under its at-the-market equity offering program for approximately $140.6 million in net proceeds at prices ranging from $24.19 to $30.49. Of this amount, the Company sold 363,100 shares of common stock in early July 2013 for $9.1 million in net proceeds. No additional shares have been issued under this program since the equity offering discussed previously.

The Company's existing sales agreements executed in March 2013 with four investment banks allow sales under this program of up to 9,000,000 shares of common stock of which 5,391,400 authorized shares remain available for issuance as of September 30, 2013.

Common Stock Dividends
During the first nine months of 2013, the Company declared and paid common stock dividends totaling $0.90 per share.

On October 29, 2013, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on November 29, 2013 to stockholders of record on November 14, 2013.

Notes to Condensed Consolidated Financial Statements - Continued

Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	95,220,031	78,204,382	91,665,703	78,042,979
Nonvested shares	(1,777,203)	(1,491,788)	(1,794,606)	(1,508,471)
Weighted average Common Shares outstanding—Basic	93,442,828	76,712,594	89,871,097	76,534,508
Weighted average Common Shares—Basic	93,442,828	76,712,594	89,871,097	76,534,508
Dilutive effect of restricted stock	1,278,902	1,157,948	—	1,127,211
Dilutive effect of employee stock purchase plan	114,264	150,429	—	137,572
Weighted average Common Shares outstanding—Diluted	94,835,994	78,020,971	89,871,097	77,799,291
Net Income (Loss)
Income (loss) from continuing operations	$4,941	$876	$(21,433)	$2,271
Noncontrolling interests’ share in net (income) loss	(18)	(20)	34	(40)
Income (loss) from continuing operations attributable to common stockholders	4,923	856	(21,399)	2,231
Discontinued operations	14,842	4,959	15,960	9,626
Net income (loss) attributable to common stockholders	$19,765	$5,815	$(5,439)	$11,857
Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.05	$0.01	$(0.24)	$0.03
Discontinued operations	0.16	0.07	0.18	0.12
Net income (loss) attributable to common stockholders	$0.21	$0.08	$(0.06)	$0.15
Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.05	$0.01	$(0.24)	$0.03
Discontinued operations	0.16	0.06	0.18	0.12
Net income (loss) attributable to common stockholders	$0.21	$0.07	$(0.06)	$0.15

The effect of nonvested stock totaling 1,294,953 shares, and options under the Employee Stock Purchase Plan to purchase the Company’s stock totaling 164,418 shares, for the nine months ended September 30, 2013 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during that period.

Incentive Plans
The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include nonvested stock issued to employees and the Company’s directors. During the nine months ended September 30, 2013 and 2012, the Company issued 66,787 and 103,225 shares of nonvested common stock, respectively, to its employees under its stock-based incentive plans and withheld 9,433 shares and 2,417 shares of common stock, respectively, from its officers to pay estimated withholding taxes related to shares that vested.

Notes to Condensed Consolidated Financial Statements - Continued

A summary of the activity under the stock-based incentive plans for the three and nine months ended September 30, 2013 and 2012 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based awards, beginning of period	1,778,083	1,508,274	1,770,061	1,430,675
Granted	—	—	87,043	131,089
Vested	(890)	(282)	(79,911)	(53,772)
Forfeited	—	—	—	—
Stock-based awards, end of period	1,777,193	1,507,992	1,777,193	1,507,992

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

A summary of the activity under the Employee Stock Purchase Plan for the three and nine months ended September 30, 2013 and 2012 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Outstanding and exercisable, beginning of period	433,801	497,736	433,452	425,196
Granted	—	—	246,717	327,936
Exercised	(7,478)	(24,381)	(60,483)	(45,749)
Forfeited	(14,007)	(17,781)	(36,819)	(69,494)
Expired	—	—	(170,551)	(182,315)
Outstanding and exercisable, end of period	412,316	455,574	412,316	455,574

Note 6. Defined Benefit Pension Plan
The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan is $896,000, subject to cost-of-living adjustments. As of September 30, 2013, only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.

Net periodic benefit cost recorded related to the Company’s pension plan for the three and nine months ended September 30, 2013 and 2012 is detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Service costs	$22	$19	$64	$57
Interest costs	149	181	448	544
Amortization of net gain/loss	344	248	1,035	744
Amortization of prior service cost	(297)	(181)	(892)	(543)
Total recognized in net periodic benefit cost	$218	$267	$655	$802

Notes to Condensed Consolidated Financial Statements - Continued

Note 7. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of September 30, 2013 and December 31, 2012 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,268.2	$1,318.2	$1,293.0	$1,437.2
Mortgage notes receivable (2)	$126.4	$126.4	$162.2	$158.3
Notes receivable, net of allowances (2)	$0.1	$0.1	$0.1	$0.1
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

Overview
The Company's business is to own and operate medical office and other medical-related facilities that produce stable and growing rental income. Additionally, the Company provides a broad spectrum of services needed to own, develop, lease, finance and manage its portfolio of healthcare properties. The Company focuses on outpatient-related facilities located on or near the campuses of large acute care hospitals and associated with leading health systems because management views these facilities as stable, lower-risk real estate investments. In addition to consistent growth in demand for outpatient services, management believes that the Company’s diversity of tenants, which includes over 30 physician specialties, as well as surgery, imaging and diagnostic centers, lowers the Company's overall financial and operational risk. Substantially all of the Company’s revenues are derived from operating leases on its real estate properties and interest earned on outstanding notes receivable.

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent and interest receipts from its real estate and mortgage portfolio based on contractual arrangements with its tenants, sponsors, and borrowers, borrowings under its unsecured credit facility due 2017 (the "Unsecured Credit Facility"), proceeds from the sales of real estate properties, the repayments of mortgage notes receivable, proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources addressed above. The Company also had unencumbered real estate assets with a book value of approximately $2.6 billion at September 30, 2013, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Dividends paid by the Company for the nine months ended September 30, 2013 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.30 per share. The Company expects that additional cash flows from acquisitions and continued lease-up of properties in the process of stabilization, as well as lower expenditures for interest on indebtedness, will generate sufficient cash flows from operations such that dividends for the full year 2013 can be funded by cash flows from operations. The Company may use the Unsecured Credit Facility to supplement its cash flows from operations to fund the dividend should they be insufficient.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2013 were approximately $137.9 million. Below is a summary of the significant investing activity. See Note 2 to the Condensed Consolidated Financial Statements for more detailed information on these activities.

•
The Company acquired an inpatient rehabilitation facility, three medical office buildings, and an orthopedic facility (referred to below in the discussion related to Mercy Health projects) for an aggregate purchase price of $212.6 million and cash consideration of approximately $103.4 million.

•
The Company disposed of 15.1 acres of land in Texas in which the Company had an aggregate net investment of approximately $8.1 million for approximately $5.0 million, which included $1.1 million in net cash proceeds and the origination of a $3.7 million Company-financed mortgage note receivable.

•
The Company disposed of five medical office buildings and four inpatient rehabilitation facilities with an aggregate sales price of approximately $76.6 million, generating net cash proceeds of $74.7 million and the origination of a $0.6 million Company-financed mortgage receivable. In connection with the sales, the Company repaid a mortgage note payable of $1.1 million and incurred debt extinguishment costs of $0.3 million. The Company recognized gains of approximately $22.0 million related to these transactions.

•	During the third quarter of 2013, the Company had two development projects affiliated with Mercy Health ("AA-" rated) based in Saint Louis, Missouri:

◦
On September 27, 2013, the Company acquired an orthopedic facility in Missouri for $102.6 million, including the elimination of the construction mortgage note receivable totaling $97.2 million and cash consideration of approximately $5.4 million. The facility is 100% leased to Mercy Health. The Company provided $35.6 million in fundings toward the facility under a construction mortgage for the nine months ended September 30, 2013. During the third quarter of 2013, the Company recognized mortgage interest income of approximately $1.7 million and single-tenant net lease rental income of approximately $0.1 million. The Company expects to collect single-tenant net lease rental income of approximately $2.3 million in the fourth quarter. Subsequent to the acquisition, the Company funded an additional $2.8 million during the third quarter of 2013 and anticipates funding approximately $6.0 million to complete the development during the fourth quarter of 2013.

◦
At September 30, 2013, the Company had one remaining construction mortgage on the medical office building under construction in Oklahoma affiliated with Mercy Health. The Company provided $22.2 million in fundings during the nine months ended September 30, 2013, bringing cumulative fundings to date to $79.0 million. This project, which was originally scheduled to be completed in July 2013, sustained tornado damage in late May 2013. The tornado damage caused a delay in the completion date, and while subject to change, is now expected to be completed by June 2014. Builder's risk insurance is expected to fund the total scope of necessary repairs. The Company will continue to recognize mortgage interest income through the delayed completion and expects to receive interest payments in cash from insurance proceeds. The interest rate on this construction mortgage note increased effective October 1, 2013 from 6.75% to 7.72%. Approximately $12.2 million remains available under the loan.

•
For the nine months ended September 30, 2013, the Company funded approximately $17.6 million on 12 properties in the process of stabilization subsequent to construction and the Company anticipates funding approximately $7.2 million during the fourth quarter of 2013.

Beyond the current commitments, the Company is in the early planning stages with several health systems and developers regarding new development opportunities, one or more of which could lead to a development start in the near future. The Company will consider these projects in light of existing obligations, the acquisition environment, capital availability, leasing activity, and cost, among other factors.

Subsequent Acquisitions
In October 2013, the Company acquired the following properties:

•
an 81,717 square foot medical office building located in the state of Washington for a purchase price of $34.9 million. The property is 100% leased with lease expirations through 2019 and is adjacent to two hospital campuses and affiliated with Providence Health and Services ("AA" rated). The Company assumed a mortgage note payable of $16.6 million on the property that bears interest at a rate of 6.01% and matures in 2036.

•
a 70,138 square foot medical office building in Colorado for a purchase price of $21.6 million. The property is on the same campus as the 80,153 square foot medical office building the Company purchased in September 2013. The building was 83% leased to three tenants at the time of acquisition with lease expirations through 2026. The property is connected to and affiliated with the University of Colorado Health ("A+" rated) system.

•
a 90,633 square foot medical office building in North Carolina for a purchase price of $20.3 million. The property is 100% leased with expirations through 2021 and is affiliated with CaroMont Health ("A+" rated). The Company assumed a mortgage note payable of $11.2 million on the property that bears interest at a rate of 5.86% and matures in 2016.

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2013 were approximately $66.4 million. Inflows from accessing the public debt and equity markets totaled $544.7 million, net of costs incurred. Aggregate cash outflows totaled approximately $478.4 million associated with repayments of indebtedness and dividends paid to common stockholders. Below is a summary of the significant financing activity. See Notes 3 and 5 to the Condensed Consolidated Financial Statements for more information on the capital markets and financing activities.

Changes in Debt Structure

•
In February 2013, the Company amended the Unsecured Credit Facility, extending the maturity date to April 14, 2017, while providing the Company two six-month options to extend the maturity date to April 14, 2018. The amendment also reduced the applicable margin rate range to 0.95% to 1.75% (currently 1.4% based on the Company's credit rating) over LIBOR for purposes of determining interest and the annual facility fee to a range of 0.15% to 0.35% (currently at 0.30%). The Company paid up-front fees to the lenders of approximately $2.7 million, which will be amortized over the term of the facility, and wrote-off $0.3 million in certain unamortized deferred financing costs associated with the original facility in connection with the amendment. The Company had $185.0 million outstanding under the Unsecured Credit Facility and had a remaining borrowing capacity of approximately $515.0 million as of September 30, 2013. No significant changes were made to the covenant provisions.

•
In March 2013, the Company issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023"), bearing interest at 3.75%, payable semi-annually in arrears on April 15 and October 15, commencing October 15, 2013, and maturing on April 15, 2023 unless redeemed earlier by the Company. Proceeds received were net of a discount of approximately $2.1 million, yielding a 3.85% interest rate per annum upon issuance. The Senior Notes due 2023 contain various financial covenant provisions that are required to be met on a quarterly and annual basis and are consistent with the Company's other outstanding senior notes.

•	The Company redeemed its 5.125% unsecured senior notes due 2014 (the “Senior Notes due 2014”) in April 2013, at a price of $277.3 million consisting of the following:

◦	outstanding principal of $264.7 million,

◦	accrued interest as of the redemption date of $0.7 million; and

◦
a “make-whole” amount of approximately $11.9 million, resulting in a loss on extinguishment of debt totaling approximately $12.3 million, including the write-off of unaccreted discount and unamortized costs.

•
In June 2013, the Company prepaid in full a secured loan from Teachers Insurance and Annuity Association of America ("TIAA") bearing an interest rate of 7.25% at an amount equal to $94.3 million consisting of the following:

◦	outstanding principal of $77.0 million

◦	accrued interest as of the redemption date of $0.5 million; and

◦	a prepayment penalty of approximately $16.8 million, resulting in a loss on extinguishment of debt totaling $17.4 million, including the write-off of unamortized costs.

•
In September 2013, the Company assumed a mortgage note payable of approximately $12.0 million and recorded a fair value adjustment which resulted in a premium of approximately $0.7 million. The mortgage note payable assumed by the Company is subject to a contractual interest rate of 6.17% (effective rate of 5.25%) and matures in 2027.

The Company believes the refinancing activities described above were warranted, including the costs incurred to execute the transactions, given the opportunities to refinance at lower interest rates that lower future costs of capital, improve the Company's debt and credit metrics and extend its debt maturities. As a result of these transactions, the Company experienced a net interest expense reduction for the three months ended September 30, 2013 of approximately $2.2 million as compared to the preceding quarter.

As of September 30, 2013, the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 40.6%.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2013, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Common Stock Issuances

•
On July 19, 2013, the Company issued 3,000,000 shares of common stock, par value $0.01 per share, at $26.13 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering were $78.3 million.

•	The following summarizes the Company shares of common stock sold under its at-the-market equity program:

◦
During the nine months ended September 30, 2013, the Company sold 5,207,871 shares of common stock under this program at prices ranging from $24.19 per share to $30.49 per share, generating approximately $140.6 million in net proceeds. Of this amount, the Company sold 363,100 shares of common stock in early July 2013, generating $9,100,000 million in net proceeds. No additional shares have been issued under this program since the equity issuance discussed above.

◦	There are 5,391,400 authorized shares remaining available to be sold under the Company's existing sales agreements.

Operating Activities
Cash flows provided by operating activities decreased from $72.5 million for the nine months ended September 30, 2012 to $71.9 million for the nine months ended September 30, 2013. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
The Company may from time to time sell additional properties and redeploy cash from property sales and mortgage repayments into new investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these new investments, the Company's results of operations and cash flows could be adversely affected.

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

Expiring Leases
The Company expects that approximately 15%-20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 393 leases that have expired or will expire during 2013. Approximately 89% of the leases expiring in 2013 are located in buildings on hospital campuses, are distributed throughout the portfolio and are not concentrated with any one tenant, health system or market area. The Company typically expects 75% to 85% of multi-tenant property leases to renew upon expiration and the renewals for the first nine months of the year are within this range.

The Company’s leasing activity improved slightly in the third quarter of 2013 and management anticipates sustained activity in the fourth quarter of 2013. Though absorption and tenant retention remain sound, transaction time has lengthened as health systems and physicians contend with uncertainty about healthcare reform. Despite the changes brought about by the reform measures, management remains confident about the Company's strategy to own and manage assets on or adjacent to leading health system campuses.

Leases on six single tenant net lease properties have expired during 2013. These six properties generated approximately $6.9 million in net operating income during the nine months ended September 30, 2013. Two of the properties are outpatient medical office buildings that were vacated by the existing tenants upon expiration of the leases. The Company has made the decision to sell these two properties and has executed sale agreements on both. The remaining four properties are inpatient rehabilitation facilities sold to the operator upon expiration of the leases, pursuant to purchase option exercises. The sales of these four properties are discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements.

Leases on ten single tenant net lease properties will expire in 2014 during the second half of the year. Six of the properties are senior living facilities in Michigan and Indiana associated with a single operator. Two of the remaining leases are on-campus, inpatient facilities. The remaining two leases are off-campus medical office buildings. One tenant has already provided notice to extend the term and the Company has begun discussions on the remainder of the properties. At this time, the Company does not expect that any of the properties will be vacated.

Operating Expenses
The Company is experiencing an increase in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The effects of these increases are mitigated in leases that have operating expense reimbursement provisions. The Company continues its robust efforts to appeal all property tax increases.

The Company experienced a customary increase in operating expenses in the third quarter of 2013 of approximately $1.3 million as compared to the preceding quarter, primarily because of seasonal utilities.

Non-GAAP Financial Measures
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

The following table reflects the Company's same store NOI for the three months ended September 30, 2013 and 2012:

			Same Store NOI for the
			Three Months Ended September 30,
(Dollars in thousands)	Number of Properties (1)	Investment at September 30, 2013	2013	2012
Multi-tenant Properties	121	$1,574,988	$30,646	$30,082
Single-tenant Net Lease Properties	32	454,858	11,307	11,087
Total	153	$2,029,846	$41,953	$41,169
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

Accordingly, properties that were recently acquired or disposed of, properties classified as held for sale, and properties in stabilization or conversion from stabilization are excluded from the same store analysis. In addition, the Company excludes properties that meet the following Company-defined criteria to be included in the reposition property group:

•	Properties having less than 60% occupancy;

•	Anticipated significant or material changes to a particular property or its market environment;

•	Conversions between the single-tenant net lease and multi-tenant portfolios; or

•	Condemnations, if any.

The following tables reconcile same store NOI to the respective line items in the Condensed Consolidated Statements of Operations and the same store property count to the total owned real estate portfolio:

Reconciliation of Same Store NOI:

	Three Months Ended September 30,
(Dollars in thousands)	2013	2012
Rental income	$79,256	$73,174
Rental lease guaranty income (a)	1,383	1,286
Property operating expense	(32,652)	(29,737)
Exclude Straight-line rent revenue	(2,416)	(1,812)
NOI	45,571	42,911
NOI not included in same store	(3,618)	(1,742)
Same store NOI	$41,953	$41,169

(a) Other operating income reconciliation:
Rental lease guaranty income	$1,383	$1,286
Interest income	102	98
Management fee income	40	40
Other	54	95
	$1,579	$1,519

Reconciliation of Same Store Property Count:

Property Count as of September 30, 2013
Same Store Properties	153
Acquisitions	9
Reposition	20
Stabilization in progress	12
Total Owned Real Estate Properties	194

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

FFO for the nine months ended September 30, 2013 compared to 2012 was primarily impacted by the various acquisitions and dispositions of the Company’s real estate portfolio, the results of operations of the portfolio from period to period and the loss on the extinguishments of debt of approximately $29.9 million, or $0.33 per common share in the second quarter of 2013. The Company also completed an equity offering in the third quarter of 2012 of 9.2 million shares of common stock which negatively impacted the 2013 FFO per share by approximately $0.07 per share. In addition, the Company also sold 5.2 million shares of common stock under its at-the-market offering program through the first nine months of 2013, and completed an equity offering in the third quarter of 2013 of 3.0 million shares of common stock, which negatively impacted the 2013 FFO per share by approximately $0.03 per common share.

The table below reconciles FFO to net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Net Income (Loss) Attributable to Common Stockholders	$19,765	$5,815	$(5,439)	$11,857
Gain on sales of real estate properties	(20,187)	(6,265)	(21,970)	(9,696)
Impairments	6,259	2,860	9,889	7,197
Real estate depreciation and amortization	24,214	23,336	72,175	70,231
Total adjustments	10,286	19,931	60,094	67,732
Funds from Operations	$30,051	$25,746	$54,655	$79,589
Funds from Operations per Common Share—Basic	$0.32	$0.34	$0.61	$1.04
Funds from Operations per Common Share—Diluted	$0.32	$0.33	$0.60	$1.02
Weighted Average Common Shares Outstanding—Basic	93,443	76,713	89,871	76,535
Weighted Average Common Shares Outstanding—Diluted	94,836	78,021	91,330	77,799

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

Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The Company’s results of operations for the three months ended September 30, 2013 compared to the same period in 2012 were significantly impacted by acquisitions, dispositions, properties in stabilization, extinguishments of debt, gains on sales of real estate investments and impairments recorded upon a decision to sell a group of properties.

Revenues
Rental income increased $6.1 million, or 8.3%, to approximately $79.3 million compared to $73.2 million in the prior year period and is comprised of the following:

	Three Months Ended
	September 30,		Change
(Dollars in thousands, except per share data)	2013	2012	$	%
Property operating	$63,854	$60,651	$3,203	5.3%
Single-tenant net lease	12,986	10,711	2,275	21.2%
Straight-line rent	2,416	1,812	604	33.3%
Total Rental income	$79,256	$73,174	$6,082	8.3%

Property operating income increased $3.2 million, or 5.3%, from the prior year period as a result of the following activity:

•	Acquisitions in 2012 and 2013 contributed $1.8 million.

•	Additional leasing activity at properties in stabilization contributed $2.1 million.

•
Net leasing activity including contractual rent increases and renewals contributed to a decrease of $0.3 million as a result of rent abatements included in certain lease renewals. The effects are partially offset in the increase in straight-line rent revenue.

•	Conversion to single-tenant net lease caused a decrease of $0.3 million.

Single-tenant net lease revenue increased $2.3 million, or 21.2%, from the prior year period as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions contributed $1.6 million.

•	New leasing activity including contractual rent increases contributed $0.3 million.

•	Lease conversions from property operating revenue contributed $0.3 million.

Straight-line rent increased $0.6 million, or 33.3%, from the prior year as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions contributed $0.2 million.

•	New leasing activity including contractual rent increases and the effects of rent abatements contributed $0.4 million.

Mortgage interest income increased $1.7 million, or 75.0%, from the prior year period. The continued funding of two construction mortgage notes receivable for the two build-to-suit facilities affiliated with Mercy Health contributed $1.7 million. This amount was offset by payoffs of other mortgage notes.

Expenses
Property operating expenses increased $2.9 million, or 9.8%, for the three months ended September 30, 2013 compared to the prior year period as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions accounted for an increase of $0.9 million.

•	Properties that were previously under construction that commenced operations during 2012 accounted for an increase of $0.2 million.

•	The Company experienced an overall increase in real estate taxes of approximately $1.2 million, professional fees of approximately $0.4 million and maintenance costs of approximately $0.2 million.

General and administrative expenses increased approximately $0.9 million, or 18.1%, for the three months ended September 30, 2013 compared to the prior year period because of an increase in compensation-related expenses totaling $0.8 million including non-cash stock-based compensation.
Depreciation expense increased $1.7 million, or 8.5%, for the three months ended September 30, 2013 compared to the prior year period. Properties acquired in 2012 and 2013 and developments completed and commencing operations contributed a combined increase of $1.2 million. The remaining $0.5 million increase is related to various building and tenant improvement expenditures.
Other income (expense)
Interest expense decreased $1.8 million for the three months ended September 30, 2013 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2013	2012	Change	Percentage Change
Contractual interest	$16,034	$19,151	$(3,117)	(16.3)%
Net discount accretion	305	251	54	21.5%
Deferred financing costs amortization	716	792	(76)	(9.6)%
Interest cost capitalization	(12)	(1,313)	1,301	(99.1)%
Total Interest expense	$17,043	$18,881	$(1,838)	(9.7)%

Contractual interest decreased $3.1 million primarily as a result of a lower average interest rate on the Unsecured Credit Facility, the lower interest on the Senior Notes due 2023 issued in the first quarter of 2013 compared to the Senior Notes due 2014 that were repaid in the second quarter of 2013, and the repayment of the secured loan from TIAA.
Capitalized interest costs decreased $1.3 million from a decrease in development expenditures upon completion of various projects in progress.
Discontinued Operations
Results from discontinued operations for the three months ended September 30, 2013 were income of $14.8 million compared to $5.0 million for the three months ended September 30, 2012. These amounts include the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of September 30, 2013. See Note 2 to the Condensed Consolidated Financial Statements for more detail.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The Company’s results of operations for the nine months ended September 30, 2013 compared to the same period in 2012 were significantly impacted by acquisitions, dispositions, properties in stabilization, gains on sale and impairments of real estate investments and extinguishments of debt.

Revenues
Rental income increased $17.4 million to approximately $233.3 million, or 8.0%, compared to $215.9 million in the prior year period and is comprised of the following:

	Nine Months Ended
	September 30,		Change
(Dollars in thousands, except per share data)	2013	2012	$	%
Property operating	$189,164	$179,315	$9,849	5.5%
Single-tenant net lease	37,488	31,337	6,151	19.6%
Straight-line rent	6,667	5,285	1,382	26.1%
Total Rental income	$233,319	$215,937	$17,382	8.0%

Property operating income increased $9.8 million, or 5.5%, from the prior year period as a result of the following activity:

•	Acquisitions in 2012 and 2013 contributed $4.8 million.

•	Additional leasing activity at properties in stabilization contributed $6.9 million.

•
Net leasing activity including contractual rent increases and renewals resulted in a decrease of $0.8 million from rent abatements included in certain lease renewals. These effects are partially offset in the increase to straight-line rent revenue.

•	Conversion to single-tenant net lease caused a decrease of $1.1 million.

Single-tenant net lease revenue increased $6.2 million, or 19.6%, from the prior year period as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions contributed $4.0 million.

•	New leasing activity including contractual rent increases contributed $1.4 million.

•	Lease conversions from property operating revenue contributed $0.9 million.

Straight-line rent increased $1.4 million, or 26.1% from the prior year period as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions contributed $0.7 million.

•	New leasing activity including contractual rent increases and the effects of rent abatements contributed $0.6 million.

Mortgage interest income increased $3.7 million, or 56.5%, from the prior year period. The continued funding of two mortgage construction notes receivable for the two build-to-suit facilities affiliated with Mercy Health contributed $4.6 million. This amount was offset by payoffs of other mortgage notes.

Expenses
Property operating expenses increased $7.0 million, or 8.0%, for the nine months ended September 30, 2013 compared to the prior year period as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions accounted for an increase of $2.1 million.

•	Properties that were previously under construction that commenced operations during 2012 accounted for an increase of $0.8 million.

•	Real estate taxes increased $3.8 million, which includes the effect of a reduction of property tax expense recognized in 2012 as a result of favorable negotiations of approximately $2.3 million.

General and administrative expenses increased approximately $3.5 million, or 23.8%, for the nine months ended September 30, 2013 compared to the prior year period because of an increase in compensation-related expenses of approximately $3.0 million, primarily non-cash stock-based compensation and project costs of approximately $1.0 million. These amounts are partially offset by a decrease in professional fees of approximately $0.6 million.
Depreciation expense increased $4.4 million, or 7.3%, for the nine months ended September 30, 2013 compared to the prior year period. Properties acquired in 2012 and 2013 and developments completed and commencing operations contributed a combined increase of $3.2 million. The remaining $1.2 million increase is related to various building and tenant improvement expenditures.
Amortization expense increased $0.3 million for the nine months ended September 30, 2013 compared to the prior year period primarily as a result of intangibles recognized on properties acquired during 2012 and 2013.

Other income (expense)
Loss on extinguishments of debt are associated with the redemption of the Senior Notes due 2014 of approximately $12.3 million and the payoff of a secured loan with TIAA of approximately $17.4 million. See Note 3 to the Condensed Consolidated Financial Statements for more detail.
Interest expense decreased slightly for the nine months ended September 30, 2013 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2013	2012	Change	Percentage Change
Contractual interest	$52,568	$57,410	$(4,842)	(8.4)%
Net discount accretion	842	737	105	14.2%
Deferred financing costs amortization	2,511	2,376	135	5.7%
Interest cost capitalization	(183)	(4,782)	4,599	(96.2)%
Total Interest expense	$55,738	$55,741	$(3)	—%

Contractual interest decreased $4.8 million primarily as a result of a lower average utilization and lower average interest rate on the Unsecured Credit Facility, the lower interest on the Senior Notes due 2023 issued in the first quarter of 2013 compared to the Senior Notes due 2014 that were repaid in the second quarter of 2013 and the repayment of the secured loan from TIAA.
Capitalized interest costs decreased $4.6 million from a decrease in development expenditures upon completion of various projects in progress.
Discontinued Operations
Results from discontinued operations for the nine months ended September 30, 2013 were income of $16.0 million compared to income of $9.6 million for the nine months ended September 30, 2012. These amounts include the results of operations, impairments and gains on sale related to assets classified as held for sale or disposed of as of September 30, 2013. See Note 2 to the Condensed Consolidated Financial Statements for more detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2013, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2013, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable under the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	(745)	$24.93	—	—
February 1 - February 28	(3,880)	25.60	—	—
March 1 - March 31	(1,436)	26.71	—	—
April 1 - April 30	(3,300)	27.00	—	—
May 1 - May 31	(15)	29.73	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	(57)	25.40	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
Total	(9,433)

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Second Supplemental Indenture, dated as of March 30, 2004, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.125% Senior Note Due 2014(4)

Exhibit 4.5	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ SCOTT W. HOLMES
Scott W. Holmes Executive Vice President and Chief Financial Officer

Date:	October 30, 2013

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Second Supplemental Indenture, dated as of March 30, 2004, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.125% Senior Note Due 2014(4)

Exhibit 4.5	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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