Form 10-K
period 2013-12-31
HEALTHCARE REALTY TRUST INC
filed 2014-02-19
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2013) of the Registrant held by non-affiliates on June 30, 2013 was approximately $2,300,922,136.
As of January 31, 2014, 95,993,252 shares of the Registrant’s common stock were outstanding.
________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2014 are incorporated by reference into Part III of this Report.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2013

PART I

Item 1. Business
Overview
Healthcare Realty Trust Incorporated (“Healthcare Realty” or the “Company”) was incorporated in Maryland in 1992, listed in 1993, and is a self-managed and self-administered real estate investment trust (“REIT”) that owns, acquires, manages, finances and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States.
The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to taxable income distributed to its stockholders. See "Risk Factors" in Item 1A for a discussion of risks associated with qualifying as a REIT.
The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company expects to meet its liquidity needs through cash on hand, cash flows from operations, equity and debt issuances in the public or private markets and borrowings under commercial credit facilities.
Real Estate Properties
The Company had investments of approximately $3.2 billion in 202 real estate properties and mortgages at December 31, 2013. The Company provided property management services for 147 healthcare-related properties nationwide, totaling approximately 10.3 million square feet as of December 31, 2013. The Company’s real estate property investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements.

	Number of Investments	Gross Investment		Square Feet
(Dollars and Square Feet in thousands)		Amount	%	Footage	%
Owned properties:
Multi-tenant leases
Medical office/outpatient	159	$2,380,204	74.6%	11,431	82.0%
Other	2	20,269	0.6%	256	1.9%
	161	2,400,473	75.2%	11,687	83.9%
Single-tenant net leases
Medical office/outpatient	15	180,240	5.6%	872	6.3%
Inpatient	14	437,584	13.7%	1,131	8.1%
Other	8	26,439	0.8%	243	1.7%
	37	644,263	20.1%	2,246	16.1%

Land held for development	—	17,054	0.5%	—	—
Corporate property	—	5,397	0.2%	—	—
	—	22,451	0.7%	—	—
Total owned properties	198	3,067,187	96.0%	13,933	100.0%

Mortgage notes receivable:
Medical office/outpatient	3	85,574	2.7%	—	—
Other	1	39,973	1.3%	—	—
	4	125,547	4.0%	—	—
Total real estate investments	202	$3,192,734	100.0%	13,933	100.0%

The following table details occupancy of the Company’s owned properties by facility type as of December 31, 2013 and 2012.

	Investment at Dec. 31, 2013 (1) (in thousands)	Percentage of Square Feet (1)	Occupancy (1)
			2013	2012
Medical office/outpatient	$2,560,444	88.3%	83.8%	81.6%
Inpatient	437,584	8.1%	100.0%	100.0%
Other	46,708	3.6%	83.4%	83.4%
Total	$3,044,736	100.0%	85.1%	83.3%
______

(1)
The investment and percentage of square feet columns include all owned real estate properties, but exclude land held for development and corporate property. The occupancy columns represent the percentage of total rentable square feet leased (including month-to-month and holdover leases), excluding properties classified as held for sale (three properties as of December 31, 2013 and one property as of December 31, 2012). Properties under property operating or single-tenant net lease agreements are included at 100% occupancy. Upon expiration of these agreements, occupancy reflects underlying tenant leases in the building.

Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2013, the Company had one tenant that accounted for more than 10% of the Company’s consolidated revenues including revenues from discontinued operations, Baylor Scott & White Health at 11%.
Expiring Leases
As of December 31, 2013, the weighted average remaining years to maturity pursuant to the Company’s long-term single-tenant net leases, property operating agreements, and multi-tenant occupancy leases were approximately 7.9 years, with expirations through 2033. The table below details the Company’s lease maturities as of December 31, 2013, excluding three properties classified as held for sale.

	Annualized Minimum Rents (1) (in thousands)	Number of Leases		Average Percentage of Revenues	Total Square Feet
		Multi-Tenant Properties	Single-Tenant Net Lease Properties
Expiration Year
2014	$56,709	561	10	20.5%	2,226,106
2015	30,842	316	—	11.1%	1,257,592
2016	31,233	285	4	11.3%	1,180,968
2017	31,674	221	5	11.4%	1,345,146
2018	28,369	232	—	10.2%	1,143,469
2019	11,025	64	1	4.0%	421,130
2020	14,372	61	1	5.2%	541,907
2021	10,122	55	2	3.7%	463,661
2022	16,477	60	3	5.9%	684,284
2023	13,638	80	1	4.9%	611,664
Thereafter	32,766	20	10	11.8%	1,015,627
______

(1)
Represents the annualized minimum rents on leases in-place as of December 31, 2013, excluding the impact of potential lease renewals, future increases in rent, property lease guaranty revenue under property operating agreements and straight-line rent that may be recognized relating to the leases.

Mortgage Notes Receivable
All of the Company’s $125.5 million of mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the notes until maturity. The loans are carried at amortized cost and all of the Company’s mortgage notes receivable are secured by existing buildings or buildings under construction.

In January 2014, one of the Company's mortgage notes receivable had a scheduled balloon payment due that the borrower was not able to pay. The borrower has agreed to transfer its interest in the property to the Company in satisfaction of the debt.

See Note 5 to the Consolidated Financial Statements for details of these mortgage notes.
Business Strategy
The Company's strategy is to own and operate healthcare properties, primarily medical office buildings and outpatient-related facilities, that produce stable and growing rental income. To execute its strategy of managing and growing its portfolio of healthcare properties, the Company undertakes a broad spectrum of real estate services including property management, leasing, acquisition, development, financing and disposition. The Company focuses its portfolio on facilities located on or near the campuses of large, acute care hospitals and associated with leading health systems because management views these facilities as more stable and lower-risk over time. Management seeks to lower the Company's overall financial and operational risk by owning properties in diverse geographic locations and through the diversity of its tenants, which include over 30 physician specialties, as well as surgery, imaging, cancer and diagnostic centers.
2013 Acquisitions and Dispositions
The Company acquired ten properties in 2013 for a total purchase price of approximately $315.2 million, including assumed mortgage notes payable of $39.6 million. The $102.6 million purchase price for one property was offset by the elimination of a $97.2 million construction mortgage note receivable provided by the Company to fund the development of the property prior to acquisition.
The Company sold 12 real estate properties and one land parcel in 2013 generating net proceeds of approximately $96.1 million and Company-financed mortgage notes of approximately $4.3 million, $2.4 million of which was repaid as of December 31, 2013. Upon the sale of these properties, the Company recognized approximately $24.7 million in gains and approximately $3.3 million in an impairment.
See Note 4 to the Consolidated Financial Statements for more information on these acquisitions and dispositions.
Construction Mortgage Note Funding
As of December 31, 2013, the Company had one construction mortgage loan under which the Company had funded $80.0 million. The Company expects to fund an additional $11.2 million during 2014.
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
The financial performance of all of the Company’s properties is subject to competition from similar properties. The extent to which the Company’s properties are utilized depends upon several factors, including the number of physicians using or referring patients to an associated healthcare facility, healthcare employment, competitive systems of healthcare delivery, and the area’s population, size and composition. Private, federal and state health insurance programs and other laws and regulations may also have an effect on the utilization of the properties. Virtually all of the Company’s properties operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.
Government Regulation
The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation at the federal, state, and local levels, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law") and laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Law, False Claims Act, Health Insurance Portability and Accountability Act of 1996. These laws and regulations establish, among other things, requirements for state licensure and criteria for medical tenants to participate in government-sponsored reimbursement programs, such as the Medicare and Medicaid programs. The Company's leases generally require the tenant to comply with all applicable laws relating to the tenant's use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs would have a material adverse effect on the tenant's ability to make lease payments and could impact facility revenues to the Company.
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
In March 2010, the Health Reform Law was signed into law to provide for comprehensive reform of the United States' healthcare system and extend health insurance benefits to the uninsured population, with the potential to alleviate high uncompensated care expense to healthcare providers. However, the law also increases regulatory scrutiny of providers by federal and state administrative authorities; lowers annual increases in Medicare payment rates; and will gradually implement significant cost-saving measures to lower the growth of healthcare spending, while also requiring improved access and quality of care, thus presenting the industry and its individual participants with uncertainty. The United States Supreme Court upheld the constitutionality of most of the Health Reform Law; however, legal challenges to certain items remain ongoing. The implementation of the law, in whole or in part, could affect the economic performance of some or all of the Company's tenants and borrowers. The Company cannot predict the degree to which these changes may affect indirectly the economic performance of the Company, positively or negatively.
The Bipartisan Budget Act of 2013 was passed in December to fund the federal government through fiscal year 2015 and accommodate debt ceiling limitations through 2023. The legislation delayed a scheduled cut in Medicare payment rates for physician and outpatient services and provided stable rates through March 31, 2014. Currently, there is widespread support in Congress to revise the Medicare physician-payment formula and provide stability to physician reimbursement long-term. If these measures or other federal budget negotiations ultimately require cuts to other healthcare providers' Medicare reimbursement rates or the federal healthcare programs in general, the Company cannot predict the degree to which these changes may affect the economic performance of some or all of the Company's tenants, positively or negatively.
The Company expects healthcare providers to continue to adjust to new operating and reimbursement challenges, as they have in the past, by increasing operating efficiency and modifying their strategies to profitably grow operations.
Legislative Developments
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation currently under consideration, recently enacted or in the process of implementation include:

•	the Health Reform Law and proposed amendments and repeal measures and related actions at the federal and state level;

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

•
implementation of state health insurance exchanges and the implementation of regulations governing their operation, whether run by the state or by the federal government, whereby individuals and small businesses will purchase health insurance, including government-funded plans;

•
reform of the Medicare physician fee-for-service reimbursement formula that dictates annual updates in Medicare payment rates for physician services, which in recent years has called for significant reductions in its “Sustainable Growth Rate.” As part of the Bipartisan Budget Act of 2013, Congress continued its practice of extending physician Medicare rates, currently through March 31, 2014. The House Ways and Means Committee and the Senate Finance Committee drafted bipartisan legislation in early 2014 for Congress to consider to increase physician Medicare rates by 0.5% annually for five years; and

•	tax law changes affecting non-profit providers.
The Company cannot predict whether any proposals will be fully implemented, adopted, repealed, or amended, or what effect, whether positive or negative, such proposals would have on the Company's business.

Environmental Matters
Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property (such as the Company) may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, under, or disposed of in connection with such property, as well as certain other potential costs (including government fines and injuries to persons and adjacent property) relating to hazardous or toxic substances. Most, if not all, of these laws, ordinances and regulations contain stringent enforcement provisions including, but not limited to, the authority to impose substantial administrative, civil, and criminal fines and penalties upon violators. Such laws often impose liability, without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances, and may be imposed on the owner in connection with the activities of a tenant or operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or lease such property or to borrow using such property as collateral. A property can also be negatively impacted either through physical contamination, or by virtue of an adverse effect on value, from contamination that has or may have emanated from other properties.
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
The Company has had environmental site assessments conducted on substantially all of the properties currently owned. These site assessments are limited in scope and provide only an evaluation of potential environmental conditions associated with the property, not compliance assessments of ongoing operations. While it is the Company’s policy to seek indemnification relating to environmental liabilities or conditions, even where leases and sale and purchase agreements do contain such provisions, there can be no assurances that the tenant or seller will be able to fulfill its indemnification obligations. In addition, the terms of the Company’s leases or financial support agreements do not give the Company control over the operational activities of its tenants or healthcare operators, nor will the Company monitor the tenants or healthcare operators with respect to environmental matters.
Insurance
The Company carries comprehensive liability insurance and property insurance covering its owned and managed properties, including those held under long-term ground leases. In addition, tenants under long-term single-tenant net leases are required to carry property insurance covering the Company’s interest in the buildings.
Employees
At December 31, 2013, the Company employed 243 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
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
Item 1A. Risk Factors
The following are some of the risks and uncertainties that could negatively affect the Company’s consolidated financial condition, results of operations, business and prospects. These risks, as well as the risks described in Item 1 under the headings “Competition,” “Government Regulation,” “Legislative Developments,” and “Environmental Matters,” and in Item 7 under the heading “Disclosure Regarding Forward-Looking Statements” should be carefully considered before making an investment decision regarding the Company. The risks and uncertainties described below are not the only ones facing the Company, and there may be additional risks that the Company does not presently know of or that the Company currently considers not likely to have a significant impact. If any of the events underlying the following risks actually occurred, the Company’s business, consolidated financial condition, operating results and cash flows, including distributions to the Company's stockholders, could suffer, and the trading price of its common stock could decline.
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
Long-term single-tenant net leases that are expiring may not be extended. To the extent these properties have vacancies or subleases at lower rates upon expiration, income may decline if the Company is not able to re-let the properties at rental rates that are as high as the former rates. For more specific information concerning the Company’s expiring long-term single-tenant net leases, see “Single-Tenant Net Leases” in "Trends and Matters Impacting Operating Results" section of this report.
The Company’s revenues depend on the ability of its tenants and sponsoring health systems under its leases and property operating agreements to generate sufficient income from their operations to make rent, loan and property lease guaranty payments to the Company.
The Company’s revenues are subject to the financial strength of its tenants and sponsoring health systems. The Company has no operational control over the business of these tenants and sponsoring health systems who face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints. Any slowdown in the economy, decline in the availability of financing from the capital markets, and changes in healthcare regulations may adversely affect, the businesses of the Company’s tenants and sponsoring health systems to varying degrees. Such conditions may further impact such tenants’ and sponsoring health systems’ abilities to meet their obligations to the Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants and sponsoring health systems. In turn, these conditions could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income attributable to common stockholders and equity, and reduce cash flows from operations.

The Company may decide or may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sale at rates of return equal to the return received on the properties sold.
The Company had approximately $224.0 million, or 7.3% of the Company’s real estate property investments, that were subject to purchase options held by lessees or sponsoring health systems under property operating agreements that were exercisable as of December 31, 2013 or could become exercisable in 2014. Other properties have purchase options that will become exercisable in future periods. Properties with options exercisable in 2014 produced aggregate net operating income of approximately $20.5 million in 2013. Five of those properties were also benefited by property lease guaranty payments of $5.1 million in 2013, in addition to underlying property net operating income, pursuant to property operating agreements with a sponsoring health system. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options are producing returns above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and a corresponding material adverse effect on the Company’s business and financial condition, the Company’s ability to make distributions to its stockholders, and the market price of its common stock.
The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future.
As of December 31, 2013, the Company had approximately $1.3 billion of outstanding indebtedness and the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was 42.0%. Covenants under the unsecured credit facility due 2017 ("Unsecured Credit Facility") and the indentures governing the Company’s senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service the debt, thereby reducing the funds available to implement the Company’s business strategy and to make distributions to stockholders. A high level of indebtedness could also:

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

In addition, from time to time the Company mortgages properties to secure payment of indebtedness. If the Company is unable to meet its mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of the Company's properties could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s consolidated financial condition and results of operations.
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
A change to the Company’s current dividend payment may have an adverse effect on the market price of the Company’s common stock.
The ability of the Company to pay dividends is dependent upon its ability to maintain funds from operations and cash flow, to make accretive new investments and to access capital. There can be no assurance that the Company will continue to pay dividends at current amounts, or at all. A failure to maintain dividend payments at current levels could result in a reduction of the market price of the Company’s common stock.

If lenders under the Unsecured Credit Facility fail to meet their funding commitments, the Company’s operations and consolidated financial position would be negatively impacted.
Access to external capital on favorable terms is critical to the Company’s success in growing and maintaining its portfolio. If financial institutions within the Unsecured Credit Facility were unwilling or unable to meet their respective funding commitments to the Company, any such failure would have a negative impact on the Company’s operations, consolidated financial condition and ability to meet its obligations, including the payment of dividends to stockholders.
Owning real estate and indirect interests in real estate is subject to inherent risks.
The Company’s operating performance and the value of its real estate assets are subject to the risk that if its properties do not generate revenues sufficient to meet its operating expenses, including debt service, the Company’s cash flow and ability to pay dividends to stockholders will be adversely affected.
The Company may incur impairment charges on its real estate properties or other assets.
The Company performs an impairment review on its real estate properties every fiscal year. In addition, the Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. The decision to sell a property also requires the Company to assess the potential for impairment. At some future date, the Company may determine that an impairment has occurred in the value of one or more of its real estate properties or other assets. In such an event, the Company may be required to recognize an impairment which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
A portion of the Company’s leases will expire over the course of any year. For more specific information concerning the Company’s expiring leases, see the "Trends and Matters Impacting Operating Results" section. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If it is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates, or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, consolidated financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.
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
As of December 31, 2013, the Company had approximately $510.6 million invested in construction mortgage loans and properties developed by the Company in recent years currently in the lease-up process. The Company’s remaining funding obligations on the construction mortgage loans was $14.9 million as of December 31, 2013, and the Company expects to fund at least an additional $22 million for tenant improvements on development conversion properties. The Company is subject to certain risks associated with the development of properties including the following:

•	The construction of properties generally requires various government and other approvals that may not be received when expected, or at all, which could delay or preclude commencement of construction;

•	Development opportunities that the Company pursued but later abandoned could result in the expensing of pursuit costs, which could impact the Company’s consolidated results of operations;

•	Construction costs could exceed original estimates, which could impact the building’s profitability to the Company;

•	Operating expenses could be higher than forecasted;

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

From time to time the Company may make material acquisitions and undertake developments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations.
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
As of December 31, 2013, the Company had 92 properties, representing an aggregate net investment of approximately $1.1 billion, that were held under ground leases. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s business, consolidated financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.
The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings could have an adverse effect on the Company’s ability to meet its debt payments, make dividend payments to stockholders or engage in acquisition and development activity.
A REIT is required by the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") to make dividend distributions, thereby retaining less of its capital for growth. As a result, a REIT typically grows through steady investments of new capital in real estate assets. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. Changes in the Company’s debt ratings could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities. In recent years, the capital and credit markets have experienced volatility and at times have limited the availability of funds. The Company’s ability to access the capital and credit markets may be limited by these or other factors, which could have an impact on its ability to refinance maturing debt, fund dividend payments and operations, acquire healthcare properties and complete construction projects. If the Company is unable to refinance or extend principal payments due at maturity of its various debt instruments, its cash flow may not be sufficient to repay maturing debt and, consequently, make dividend payments to stockholders. If the Company defaults in paying any of its debts or honoring its debt covenants, it could experience cross-defaults among debt instruments, the debts could be accelerated and the Company could be forced to liquidate assets for less than the values it would otherwise receive.
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

•
lower reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;

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

•	heightened health information technology security standards for healthcare providers; and

•	potential tax law changes affecting non-profit providers.
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
The Company intends to operate in a manner that will allow it to continue to qualify as a REIT for federal income tax purposes. Although the Company believes that it qualifies as a REIT, it cannot provide any assurance that it will continue to qualify as a REIT for federal income tax purposes. The Company’s continued qualification as a REIT will depend on the satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The Company’s ability to satisfy the asset tests depends upon the characterization and fair market values of its assets. The Company’s compliance with the REIT income and quarterly asset requirements also depends upon the Company’s ability to successfully manage the composition of the Company’s income and assets on an ongoing basis. Accordingly, there can be no assurance that the Internal Revenue Service ("IRS") will not contend that the Company has operated in a manner that violates any of the REIT requirements.
If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates and possibly increased state and local taxes (and the Company might need to borrow money or sell assets in order to pay any such tax). Further, dividends paid to the Company’s stockholders would not be deductible by the Company in computing its taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to the Company’s stockholders, which in turn could have an adverse impact on the value of, and trading prices for, the Company’s common stock. In addition, in such event the Company would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of the Company’s common stock. Unless the Company were entitled to relief under certain provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), the Company also would continue to be disqualified from taxation as a REIT for the four taxable years following the year in which the Company failed to qualify as a REIT.
Even if the Company remains qualified for taxation as a REIT, the Company is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed taxable income, and state or local income, franchise, property and transfer taxes. These tax liabilities would reduce the Company’s cash flow and could adversely affect the value of the Company’s common stock. For more specific information on state income taxes paid, see Note 16 to the Consolidated Financial Statements.

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
Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize the Company’s REIT qualification. The Company’s continued qualification as a REIT will depend on the Company’s satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, the Company’s ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence, including in cases where the Company owns an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In addition to the properties described in Item 1, “Business,” in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from an unrelated third party for its headquarters, which are located at 3310 West End Avenue in Nashville, Tennessee. The Company’s corporate office lease currently covers approximately 30,934 square feet of rented space and expires on October 31, 2020. An amendment to the lease for expansion space consisting of 5,719 square feet will commence on April 1, 2014 and will expire on October 31, 2020. Annual base rent on the corporate office lease increases approximately 3.25% annually. The Company’s base rent for 2013 was approximately $0.7 million.
Item 3. Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” At December 31, 2013, there were approximately 1,168 stockholders of record. The following table sets forth the high and low sales prices per share of common stock and the dividends declared and paid per share of common stock related to the periods indicated.

	High	Low	Dividends Declared and Paid per Share
2013
First Quarter	$28.50	$24.07	$0.30
Second Quarter	30.59	23.40	0.30
Third Quarter	27.37	21.78	0.30
Fourth Quarter (Payable on February 28, 2014)	24.77	20.91	0.30

2012
First Quarter	$22.52	$18.52	$0.30
Second Quarter	23.96	20.71	0.30
Third Quarter	25.16	22.95	0.30
Fourth Quarter	24.44	22.15	0.30
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Equity Compensation Plan Information
The following table provides information as of December 31, 2013 about the Company’s common stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2007 Employees Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	391,108	—	839,373
Equity compensation plans not approved by security holders	—	—	—
Total	391,108	—	839,373
______

(1)
The Company’s outstanding rights relate only to its 2000 Employee Stock Purchase Plan. The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding options under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

Issuer Purchases of Equity Securities
During the twelve months ended December 31, 2013, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	745	$24.93	—	—
February 1 - February 28	3,880	25.60	—	—
March 1 - March 31	1,436	26.71	—	—
April 1 - April 30	3,300	27.00	—	—
May 1 - May 31	15	29.73	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	57	25.40	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
October 1 - October 31	7,608	24.01	—	—
November 1 - November 30	1,077	22.25	—	—
December 1 - December 31	—	—	—	—
Total	18,118

Item 6. Selected Financial Data
The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements of the Company:

	Years Ended December 31,
(Amounts in thousands except per share data)	2013	2012 (1)	2011 (1)	2010 (1)	2009 (1)
Statement of Operations Data:
Total revenues	$336,926	$304,074	$278,598	$236,263	$222,506
Total expenses	248,503	230,000	213,030	179,593	170,275
Other income (expense)	(100,691)	(73,979)	(77,111)	(63,692)	(39,140)
Income (loss) from continuing operations	$(12,268)	$95	$(11,543)	$(7,022)	$13,091
Discontinued operations	$19,251	$5,440	$11,359	$15,266	$38,060
Net income (loss) attributable to common
stockholders	$6,946	$5,465	$(214)	$8,200	$51,091

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.13)	$0.00	$(0.16)	$(0.11)	$0.22
Discontinued operations	$0.21	$0.07	$0.16	$0.24	$0.65
Net income (loss) attributable to common
stockholders	$0.08	$0.07	$(0.00)	$0.13	$0.87
Weighted average common shares outstanding -
Diluted	90,941	80,128	72,720	61,723	59,047

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$3,067,187	$2,821,323	$2,778,903	$2,562,570	$2,216,677
Real estate properties, net	$2,435,078	$2,240,706	$2,266,777	$2,081,608	$1,786,185
Mortgage notes receivable	$125,547	$162,191	$97,381	$36,599	$31,008
Assets held for sale and discontinued
operations, net	$6,852	$3,337	$28,650	$23,915	$17,745
Total assets	$2,729,662	$2,539,972	$2,521,022	$2,357,309	$1,935,764
Notes and bonds payable	$1,348,459	$1,293,044	$1,393,537	$1,407,855	$1,046,422
Total equity	$1,245,286	$1,120,944	$1,004,806	$842,740	$790,148

Other Data:
Funds from operations - Diluted (2)	$90,153	$104,665	$84,682	$79,084	$97,904
Funds from operations per common share - Diluted (2)	$0.98	$1.31	$1.15	$1.26	$1.66
Cash flows from operations	$120,797	$116,397	$107,852	$87,756	$103,214
Dividends paid	$111,571	$96,356	$89,270	$75,821	$91,385
Dividends declared and paid per common share	$1.20	$1.20	$1.20	$1.20	$1.54
______

(1)
The years ended December 31, 2012, 2011, 2010, and 2009 are restated to conform to the discontinued operations presentation for 2013. See Note 6 to the Consolidated Financial Statements for more information on the Company’s discontinued operations as of December 31, 2013.

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

•
The Company’s revenues depend on the ability of its tenants and sponsoring health systems under its leases and property operating agreements to generate sufficient income from their operations to make rent, loan and property lease guaranty payments to the Company;

•
The Company may decide or may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sale at rates of return equal to the return received on the properties sold;

•	The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future;

•	Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s financial condition and results of operations;

•	A change to the Company’s current dividend payment may have an adverse effect on the market price of the Company’s common stock;

•	If lenders under the Unsecured Credit Facility fail to meet their funding commitments, the Company’s consolidated financial position would be negatively impacted;

•	Owning real estate and indirect interests in real estate is subject to inherent risks;

•	The Company may incur impairment charges on its real estate properties or other assets;

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

•	The Company is exposed to increases in interest rates, which could adversely impact its ability to refinance existing debt, sell assets or engage in acquisition and development activity;

•	Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the value of its investments;

•	If the Company fails to remain qualified as a REIT, the Company will be subject to significant adverse consequences, including adversely affecting the value of its common stock;

•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends;

•	Complying with the REIT requirements may cause the Company to forego otherwise attractive opportunities;

•	Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code;

•	New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT;

•	The Company's Articles of Incorporation contain limits and restrictions on transferability of the Company's common stock which may have adverse effects on the value of the Company's common stock;

•	The Company may experience uninsured or underinsured losses related to casualty or liability; and

•	The Company is subject to cyber security risks.
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
The purpose of this Management Discussion and Analysis is to provide an understanding of the Company's consolidated financial condition, results of operations and cash flows by focusing on the changes in key measures from year to year. This section is provided as a supplement to, and should be read in conjunction with, the Company's Consolidated Financial Statements and accompanying notes. This section is organized in the following sections:

•	Overview

•	Liquidity and Capital Resources

•	Trends and Matters Impacting Operating Results

•	Non-GAAP Measures

•	Results of Operations

•	Off-balance Sheet Arrangements

•	Contractual Obligations

•	Application of Critical Accounting Policies
Overview
Healthcare Realty's strategy is to own and operate healthcare properties, primarily medical office buildings and outpatient-related facilities, that produce stable and growing rental income. To execute its strategy of managing and growing its portfolio of healthcare properties, the Company undertakes a broad spectrum of real estate activities including property management, leasing, acquisition, development, financing and disposition. The Company focuses on facilities located on or near the campuses of large, acute-care hospitals and associated with leading health systems because management views these facilities as more stable and lower-risk over time. Management also seeks to lower the Company's overall financial and operational risk by owning properties in diverse geographic locations and through the diversity of its tenants, which include over 30 physician specialties, as well as surgery, imaging, cancer, and diagnostic centers.

Liquidity and Capital Resources
The Company monitors its liquidity and capital resources and relies on several key indicators in its assessment of capital markets for financing acquisitions and other operating activities as needed, including the following:
•Leverage ratios and lending covenants;
•Dividend payout percentage; and
•Interest rates, underlying treasury rates, debt market spreads and equity markets.
The Company uses these indicators and others to compare its operations to its peers and to help identify areas in which the Company may need to focus its attention.
Sources and Uses of Cash
The Company's revenues are derived from its real estate property and mortgage portfolio based on contractual arrangements with its tenants, sponsoring health systems and borrowers. These sources of revenue represent the Company's primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, general and administrative costs, and other expenses incurred in connection with managing its existing portfolio and investing in additional properties. To the extent additional investments are not funded by these sources, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from its Unsecured Credit Facility.
The Company expects to continue to meet its liquidity needs, including capital for additional investments, dividend payments and debt service funds through cash on hand, cash flows from operations and the cash flow sources addressed above. The Company also had unencumbered real estate assets with a book value of approximately $2.7 billion at December 31, 2013, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has some exposure to variable interest rates and its common stock price has been impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately 1 to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
Operating Activities
Cash flows provided by operating activities for the three years ended December 31, 2013, 2012 and 2011 were $120.8 million, $116.4 million and $107.9 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
The Company may from time to time sell additional properties and redeploy cash from property sales and mortgage repayments into new investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these new investments, the Company's consolidated results of operations and cash flows could be adversely affected.
See "Trends and Matters Impacting Operating Results" for additional information regarding the Company's operating activities.

Investing Activities
The following table details the Company's cash flows used in investing activities for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Acquisitions of real estate	$(177,744)	$(89,640)	$(114,225)
Development of real estate	—	(7,833)	(83,720)
Tenant improvements and capital additions	(72,784)	(62,251)	(34,306)
Funding of mortgages and notes receivable	(58,731)	(78,297)	(101,931)
Proceeds from sales of real estate	96,132	74,817	19,572
Proceeds from sale of cost method investment in real estate	2,717	—	—
Proceeds from mortgage repayment by previously consolidated VIE	—	35,057	—
Proceeds from mortgages and notes receivable repayments	2,464	14,893	17,797
Net cash used in investing activities	$(207,946)	$(113,254)	$(296,813)
A summary of the significant transactions impacting investing activities for the year ended December 31, 2013 is listed below. In addition, see Notes 4 and 5 to the Consolidated Financial Statements for more detail on these activities.

•
The Company acquired 10 properties during 2013 for total cash paid of $177.7 million which includes $0.7 million of liabilities assumed, net of assets acquired, and assumed mortgage notes payable of $39.6 million. Of the ten properties, seven were medical office buildings, two were inpatient rehabilitation facilities and one was an orthopedic facility (referred to below in the discussion related to the Mercy Health projects).

•
The Company disposed of 15.1 acres of land in Texas for $1.1 million in net cash proceeds and the origination of a $3.7 million Company-financed mortgage note receivable of which $1.8 million has been repaid.

•
The Company disposed of eight medical office buildings and four inpatient rehabilitation facilities for net cash proceeds of $95.0 million and the origination of a $0.6 million Company-financed mortgage receivable which was subsequently repaid. In connection with the sales, the Company repaid a mortgage note payable of $1.1 million and incurred debt extinguishment costs of $0.3 million.

•	During 2013, the Company had two development projects affiliated with Mercy Health based in St. Louis, Missouri:

◦
At December 31, 2013, the Company had one remaining construction mortgage on the medical office building under construction in Oklahoma. The Company provided $23.1 million in construction fundings during 2013, bringing cumulative fundings to date to $80.0 million. This project, which was originally scheduled to be completed in July 2013, sustained tornado damage in late May 2013. The tornado damage caused a delay in the completion date, and while subject to change, is now expected to be completed by June 2014. Builder's risk insurance is expected to fund the total scope of necessary repairs. The Company will continue to recognize mortgage interest income through the delayed completion and expects to receive interest payments in cash from insurance proceeds. The interest rate on this construction mortgage note increased effective October 1, 2013 from 6.75% to 7.72%. The Company expects to fund an additional $11.2 million in 2014. The Company will acquire this property upon completion.

◦
In September 2013, the Company acquired an orthopedic facility in Missouri for $102.6 million, including the elimination of a construction mortgage note receivable totaling $97.2 million and cash consideration of approximately $5.4 million. The facility is 100% leased to Mercy Health. The Company provided $35.6 million in construction fundings toward the facility under a construction mortgage in 2013. During 2013, the Company recognized mortgage interest income of approximately $4.2 million and single-tenant net lease rental income of approximately $2.4 million. Subsequent to the acquisition, the Company funded an additional $6.5 million through December 31, 2013 and anticipates funding approximately $2.3 million to complete the development during 2014.

•	The Company sold its interest in a cost method investment in an unconsolidated limited liability company for net cash proceeds of $2.7 million.
The Company is in the early planning stages with several health systems and developers regarding new development opportunities, one or more of which could lead to a development start in the near future. The Company will consider these projects in light of existing obligations, the acquisition environment, capital availability, leasing activity, and cost, among other factors. Construction of new buildings generally takes 12 months or longer to complete, and any new development starts in 2014 are not expected have a material impact on 2014 results.

Financing Activities
The following table details the Company's cash flows provided by (used in) financing activities for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net borrowings (repayments) on unsecured credit facility	$128,000	$(102,000)	$212,000
Borrowings on notes and bonds payable	247,948	—	—
Repayments on notes and bonds payable	(19,984)	(4,990)	(3,703)
Repurchase of notes payable	(371,839)	—	(280,201)
Dividends paid	(111,571)	(96,356)	(89,270)
Net proceeds from issuance of common stock	220,252	202,352	251,916
Common stock redemptions	(454)	(68)	(86)
Capital contributions received from noncontrolling interests	1,806	—	—
Distributions to noncontrolling interest holders	(32)	(40)	(284)
Purchase of noncontrolling interests	—	—	(1,591)
Debt issuance and assumption costs	(5,082)	(3)	(8,403)
Net cash provided by (used in) financing activities	$89,044	$(1,105)	$80,378

Below is a summary of the significant financing activity for the year ended December 31, 2013. See Notes 10 and 11 to the Consolidated Financial Statements for more information on the capital markets and financing activities.

Changes in Debt Structure

•
In February 2013, the Company amended the Unsecured Credit Facility, extending the maturity date to April 14, 2017, while providing the Company two six-month options to extend the maturity date to April 14, 2018. The amendment also reduced the applicable margin rate range to 0.95% to 1.75% (currently 1.4% based on the Company's credit rating) over LIBOR for purposes of determining interest and the annual facility fee to a range of 0.15% to 0.35% (currently at 0.30%). The Company paid up-front fees to the lenders of approximately $2.7 million, which will be amortized over the term of the facility, and wrote-off $0.3 million in certain unamortized deferred financing costs associated with the original facility in connection with the amendment. No significant changes were made to the covenant provisions. The Company had $238.0 million outstanding under the Unsecured Credit Facility and had a remaining borrowing capacity of approximately $462.0 million as of December 31, 2013.

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

•	In April 2013, the Company redeemed its 5.125% unsecured senior notes due 2014, at a price of $277.3 million consisting of the following:

◦	outstanding principal of $264.7 million,

◦	accrued interest as of the redemption date of $0.7 million; and

◦
a “make-whole” amount of approximately $11.9 million, resulting in a loss on extinguishment of debt totaling approximately $12.3 million, including the write-off of unaccreted discount and unamortized costs.

•
In June 2013, the Company prepaid in full a secured loan from Teachers Insurance and Annuity Association of America bearing an interest rate of 7.25% at an amount equal to $94.3 million consisting of the following:

◦	outstanding principal of $77.0 million

◦	accrued interest as of the redemption date of $0.5 million; and

◦	a prepayment penalty of approximately $16.8 million, resulting in a loss on extinguishment of debt totaling $17.4 million, including the write-off of unamortized costs.

•
In conjunction with the purchase of three medical office buildings, the Company assumed three mortgage notes payable with an aggregate principal balance of approximately $39.6 million and recorded an aggregate fair value adjustment premium of approximately $1.4 million. The mortgage notes payable assumed by the Company bear interest at rates ranging from 5.86% to 6.17% (with effective rates between 5.00% to 5.25%) and mature in 2016 and 2027.

The refinancing activities described above, including the costs incurred to execute the transactions, provided the Company the opportunity to refinance at lower interest rates that lower future costs of capital, improve the Company's debt and credit metrics and extend its debt maturities.
As of December 31, 2013, 95.4% of the Company’s debt balances were due after 2015. Also, as of December 31, 2013, the Company’s stockholders’ equity totaled approximately $1.2 billion and its leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 42.0%. The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations (see Note 6 to the Consolidated Financial Statements). In accordance with this definition, the Company’s earnings from continuing operations for the year ended December 31, 2013 were insufficient to cover its fixed charges by approximately $12.5 million, with a ratio of 0.83 to 1.00. The Company incurred losses on extinguishment of debt during 2013 totaling $29.6 million which negatively impacted the fixed charge ratio. Absent those losses on extinguishment, the ratio for the year ended December 31, 2013 would have been sufficient to cover its fixed charges with a ratio of 1.23 to 1.00. Calculated in accordance with the fixed charge covenant ratio under its Unsecured Credit Facility, the Company’s earnings covered its fixed charges 2.5 times.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At December 31, 2013, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
The Company plans to manage its capital structure to maintain compliance with its debt covenants consistent with its current profile. Downgrades in ratings by the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on consolidated results of operations, liquidity and/or financial condition.

Common Stock Issuances

•
On July 19, 2013, the Company issued 3,000,000 shares of common stock, par value $0.01 per share, at $26.13 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering were $78.3 million, which was used to fund the Company's acquisitions.

•	The following table summarizes the sales of common stock under the Company's at-the-market equity program:

	Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2013	5,207,871	$24.19 - $30.49	$140.6
2012	—	—	$—
2011	11,648,700	$20.27 - $23.63	$251.6
The Company used the net proceeds from the at-the-market equity offering program for general corporate purposes, including the acquisition and development of healthcare facilities, funding of mortgage loans and the repayment of debt.

Dividends Payable
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT. Common stock cash dividends paid during or related to 2013 are shown in the table below:

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid/*Payable
4th Quarter 2012	$0.30	January 29, 2013	February 14, 2013	March 1, 2013
1st Quarter 2013	$0.30	April 30, 2013	May 16, 2013	May 31, 2013
2nd Quarter 2013	$0.30	July 30, 2013	August 15, 2013	August 30, 2013
3rd Quarter 2013	$0.30	October 29, 2013	November 14, 2013	November 29, 2013
4th Quarter 2013	$0.30	February 4, 2014	February 18, 2014	* February 28, 2014
The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.
Security Deposits and Letters of Credit
As of December 31, 2013, the Company held approximately $9.1 million in letters of credit, security deposits, and capital replacement reserves for the benefit of the Company in the event the obligated tenant or borrower fails to perform under the terms of its respective lease or mortgage. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases or mortgage notes.
Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Discussed below are some of the factors and trends that management believes may impact future operations of the Company.
Portfolio Management
The Company's portfolio continued to exhibit stable cash flows and steady growth in 2013. Occupancy for the same store properties remained steady at 90% to 91% throughout 2013, and the properties acquired in 2013, which are not yet included in same store properties, were 93% leased. Year-over-year same store net operating income ("NOI") grew steadily throughout 2013, ranging from 0.4% to 2.5% in each of the four quarters as a result of consistent revenue growth and effective operating expense management. See the "Non-GAAP Measures" section for a discussion and reconciliation of the fourth quarter of 2013 same store NOI.
Acquisitions and Dispositions
The acquisition environment for properties that meet the Company's investment criteria was healthy in 2013. The Company acquired 10 properties in 2013 for a total purchase price of $315.2 million, including assumed mortgage notes payable of $39.6 million. The $102.6 million purchase price for one these property was offset by the repayment of a $97.2 million construction mortgage note receivable provided by the Company to fund the development of the property prior to acquisition and is discussed in Development Activity below. Based on recent market activity, the Company expects the acquisition environment to continue to be productive in 2014 with capitalization rates in the high 6% to low 7% range for medical office buildings the Company seeks to acquire. The Company will continue to make selective acquisitions as it monitors the availability of properties that meet its criteria, capitalization rates, and cost of capital.
The Company sold 12 real estate properties and one land parcel in 2013 for a total sales price of approximately $101.9 million, generating net proceeds of approximately $96.1 million and the origination of Company-financed mortgage notes of approximately $4.3 million, of which $2.4 million has been repaid. The Company expects that asset dispositions in 2014 will be in-line with its historical range, excluding the potential exercise of purchase options.

See the Company's discussion regarding the 2013 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements.
Development Activity
In 2013, the Company had two development projects affiliated with Mercy Health based in St. Louis, Missouri. On September 27, 2013, the Company acquired a 100%-leased, orthopedic facility in Missouri for $102.6 million, including the elimination of the construction mortgage note receivable totaling $97.2 million. During the fourth quarter of 2013, the Company recognized single-tenant net lease rental income of $2.3 million from this property. At December 31, 2013, the Company had one remaining construction mortgage on the medical office building under construction in Oklahoma. The Company funded $23.1 million in 2013 and $14.9 million remained under the loan at December 31, 2013. The Company expects to fund an additional $11.2 million to complete construction. Upon completion, which is expected to occur in June 2014, the Company will acquire the property for an expected purchase price of $91.2 million subject to change based on the final project costs. See "Investing Activities" in "Liquidity and Capital Resources" for more detailed information on the Company’s activities related to these two development projects.

No new development projects were started in 2013. During 2013, the Company saw steady leasing improvement at the 12 properties categorized as stabilization in progress. These properties were 63% occupied at December 31, 2013, compared to 41% occupied at the beginning of 2013. The Company has additional executed leases beyond the current occupancy and expects leasing momentum for these properties to continue throughout 2014, albeit at a less predictable pace as the Company identifies complementary tenants at attractive lease terms. These properties improved from NOI of $0.9 million in the fourth quarter of 2012 to NOI of $2.3 million in the fourth quarter of 2013. During 2013, the Company funded $23.7 million toward tenant improvement allowances for new tenants at these properties. The Company estimates it will need an incremental investment of at least $22 million for tenant improvements as these properties continue to lease up. Given the current level of occupancy and executed leases, the Company has moved these properties into its stabilized portfolio as of December 31, 2013. These 12 properties will be included in the Company’s same store properties beginning in the first quarter of 2015 once the properties have been in the stabilized portfolio for five consecutive quarters.
Multi-Tenant Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year. During 2013, 393 leases in the Company's multi-tenanted portfolio expired, of which approximately 303 were renewed or the tenants continue to occupy the space. Because the demand for well-located real estate that houses complementary practice types and services remains consistent, the Company's quarterly tenant retention statistics remained steady in 2013, ranging from 77% to 84%. In 2014, 499 leases, excluding holdover leases, in the Company's multi-tenanted portfolio are scheduled to expire. Of the leases scheduled to expire in 2014, 88% are located in buildings on hospital campuses, which in the Company's experience have a higher tenant retention rate.
Multi-tenant Rental Rates
The Company continues to experience sustained revenue growth for its in-place leases. In 2013, the Company experienced continued average contractual rental rate growth of just over 3% for its in-place leases; this was unchanged from 2012. The Company continues to work closely with physicians and health systems to understand and anticipate the effects of health insurance reform on real estate decisions. Despite concern about the implementation of reform, the Company saw gradual increases in its quarterly weighted average rental rate growth for renewing leases, unadjusted for rent abatements. For the years ended December 31, 2013 and 2012, quarterly weighted average rental rate growth ("cash releasing spread") for renewing leases ranged from 0.5% to 2.5% and 0.4% to 1.8%, respectively.
Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. Shorter-term leases (one to two years) generally do not include a tenant improvement allowance. In instances where the Company negotiates a renewal lease but does not increase the rental rate in the first year of the renewal term, it limits or eliminates a tenant's improvement allowance.

Tenant improvements totaled approximately $46.1 million or $3.31 per square foot in 2013, of which $34.9 million pertained to first generation space. Tenant improvements totaled $40.0 million or $2.94 per square foot in 2012, of which $30.7 million pertained to first generation space. If tenants spend more than the allowance, the Company generally offers the tenant the option to either amortize the overage over the lease term, with interest, or reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Operations and totaled approximately $0.5 million in 2013 and $0.4 million in 2012. The tenant overage amount amortized to rent totaled approximately $4.0 million in 2013 and $3.5 million in 2012.

Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company's properties or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases and 1% to 2% of the gross lease value for renewal leases. Leasing commissions are amortized over the term of the applicable leases. In 2013, the Company paid leasing commissions of approximately $7.8 million, or $0.56 per square foot, of which $4.1 million pertained to the lease-up of first generation space. In 2012, the Company paid leasing commissions of approximately $6.2 million, or $0.45 per square foot, of which $3.5 million pertained to the lease-up of first generation space. These payments will be amortized against rent over the term of the applicable leases.
Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant or renewing tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2013 totaled approximately $4.1 million, or $0.29 per square foot, of which $1.7 million pertained to lease-up of first generation space. Rent abatements for 2012 totaled approximately $2.0 million, or $0.15 per square foot, of which $1.3 million pertained to lease-up of first generation space.
Single-Tenant Net Leases
Leases on six single tenant net lease properties expired in 2013. These six properties generated approximately $6.5 million in net operating income for the year ended December 31, 2013. Four of the properties were sold when the tenants exercised purchase options. The remaining two properties are medical office buildings vacated by the existing tenants in the third quarter of 2013. The Company is actively marketing both properties for sale.

Leases on 10 single tenant net lease properties will expire in 2014 during the second half of the year. Six of the properties are senior living facilities in Michigan and Indiana associated with a single operator and two of the leases are on-campus, inpatient facilities. The two remaining are medical office buildings of which one is on-campus. Two of the 10 leases have been renewed. At this time, the Company does not expect that any of the properties will be vacated.
Operating Leases
As of December 31, 2013, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 44 real estate investments, excluding those ground leases the Company has prepaid. These operating leases have expiration dates through 2101. Rental expense relating to the operating leases for the years ended December 31, 2013, 2012 and 2011 was $4.4 million, $4.3 million and $4.3 million, respectively.
Capital Additions
As a part of the Company's leasing practice, the Company generates a return on capital additions by setting lease rates for each property based on the Company's gross investment, inclusive of any actual or expected capital additions. The Company invested $11.9 million, or $0.85 per square foot, in capital additions in 2013 and $12.1 million, or $0.89 per square foot, in 2012. Capital additions are long-term investments made to maintain and improve the physical and aesthetic attributes of the Company's owned properties. Examples of such improvements include, but are not limited to, material changes to, or the full replacement of, major building systems (exterior facade, building structure, roofs, elevators, mechanical systems, electrical systems, energy management systems, upgrades to existing systems for improved efficiency, etc.) and common area improvements (furniture, signage and artwork, bathroom fixtures and finishes, exterior landscaping, parking lots or garages, etc.). These various capital additions are capitalized into the gross investment of a property and then depreciated over their estimated useful lives, typically ranging from 7 to 20 years. Capital additions specifically do not include recurring maintenance expenses, whether direct or indirect, related to the upkeep and maintenance of major building systems or common area improvements. Capital additions also do not include improvements related to a specific tenant suite, unless the improvement is part of a major building system or common area improvement.
Purchase Options
The Company had approximately $224.0 million in real estate properties as of December 31, 2013 that were subject to exercisable purchase options or purchase options that become exercisable during 2014. The Company has approximately $376.3 million in real estate properties that are subject to purchase options that will become exercisable after 2014.

Discontinued Operations
As discussed in more detail in Note 1 to the Consolidated Financial Statements, the Company must present the results of operations of real estate assets disposed of or held for sale as discontinued operations. Therefore, the results of operations from such assets are classified as discontinued operations for the current period, and all prior periods presented are restated to conform to the current period presentation. Each future disposal will result in a change to the presentation of the Company’s operations in the historical Consolidated Statements of Operations as previously filed. Such reclassifications to the Consolidated Statements of Operations will have no impact on previously reported net income attributable to common stockholders.
Equity Issuances
On July 19, 2013, the Company issued 3,000,000 shares of common stock, par value $0.01 per share, at $26.13 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering were $78.3 million, which was used to fund the Company's acquisitions.

The Company has in place an at-the-market equity offering program to sell shares of the Company's common stock from time to time in at-the-market sales transactions primarily for the acquisition of healthcare properties and other general corporate purposes, including the repayment of debt. The Company sold 5,207,871 shares under this program in 2013 generating net proceeds of $140.6 million.
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
Other Items Impacting Operations
The Company typically has higher general and administrative costs in the first quarter of every year as a result of employee benefit plan expenses, such as the expenses related to the grant of employee stock purchase plan options and contributions to healthcare savings accounts. These items will likely increase general and administrative expenses by approximately $0.5 million in the first quarter of 2014.
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
The non-GAAP financial measures presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income [determined in accordance with generally accepted accounting principles (“GAAP”)], as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.
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
Management believes FFO and FFO per share provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.
The comparability of FFO for the year ended December 31, 2013 compared to 2012 was most significantly affected by the various property acquisitions during 2012 and 2013 and the results of operations of the portfolio from period to period, as well as the commencement of operations of properties that were previously under construction and continued leasing of the development properties. FFO for the year ended December 31, 2013 was negatively affected by the $29.9 million in losses incurred on the early repayment of debt. Also during 2013, the Company sold its interest in a cost method investment in an unconsolidated limited liability company and recognized a $1.5 million gain on the disposition. This gain is included in FFO for the year ended December 31, 2013. Other items that impacted the comparability of FFO are discussed in the "Results of Operations" section.
The table below reconciles net income (loss) attributable to common stockholders to FFO for each of the three years ended December 31, 2013.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2013	2012	2011
Net income (loss) attributable to common stockholders	$6,946	$5,465	$(214)
Gain on sales of real estate properties	(24,718)	(10,874)	(7,035)
Impairments	9,889	14,908	6,697
Real estate depreciation and amortization	98,036	95,166	85,234
Total adjustments	83,207	99,200	84,896
Funds from Operations	$90,153	$104,665	$84,682
Funds from Operations per Common Share - Diluted	$0.98	$1.31	$1.15
Weighted Average Common Shares Outstanding - Diluted	92,387	80,128	73,807

Same Store NOI
NOI and same store NOI are non-GAAP financial measures of performance. Management considers same store NOI an important supplemental measure because it allows investors, analysts and Company management to measure unlevered property-level operating results. The Company defines NOI as operating revenues (property operating revenue, single-tenant net lease revenue, and property lease guaranty revenue) less property operating expenses related specifically to the property portfolio. NOI excludes straight-line rent, general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. NOI may also be adjusted for certain expenses that are related to prior periods or are not considered to be part of the operations of the properties.
The following table reflects the Company's same store NOI for the three months ended December 31, 2013 and 2012. Also, the Company does not measure same store NOI and related growth rate on an annual basis. An annual period would cause the pool of same store properties to be different than the pool used in any individual quarter resulting in same store NOI information that is not indicative of the earnings from the current same store portfolio.

			Same Store NOI for the
			Three Months Ended December 31,
(Dollars in thousands)	Number of Properties (1)	Investment at December 31, 2013	2013	2012
Multi-tenant Properties	120	$1,564,611	$31,603	$31,491
Single-tenant Net Lease Properties	32	460,037	11,350	10,991
Total	152	$2,024,648	$42,953	$42,482
______

(1)	Mortgage notes receivable, corporate property and assets classified as held for sale are excluded.

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

The following tables reconcile same store NOI to the respective line items in the Consolidated Statements of Operations and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended December 31,
(Dollars in thousands)	2013	2012
Rental income	$86,318	$74,197
Property lease guaranty revenue (a)	1,124	1,226
Property operating expense	(31,945)	(29,841)
Exclude Straight-line rent revenue	(2,928)	(1,435)
NOI	52,569	44,147
NOI not included in same store	(9,616)	(1,665)
Same store NOI	$42,953	$42,482
___________
(a) Other operating income reconciliation:
Property lease guaranty revenue	$1,124	$1,226
Interest income	173	124
Other	90	92
Total consolidated other operating income	$1,387	$1,442

Reconciliation of Same Store Property Count:

Property Count as of December 31, 2013
Same store properties	152
Acquisitions	14
Reposition	20
Development conversions	12
Total owned real estate properties	198

Results of Operations
Twelve Months Ended December 31, 2013 Compared to Twelve Months Ended December 31, 2012
The Company’s consolidated results of operations for 2013 compared to 2012 were significantly impacted by acquisitions, dispositions, development conversion properties, extinguishments of debt, gains on sale and impairment charges recorded on real estate properties.
Revenues
Rental income increased $29.5 million, or 10.2%, to approximately $318.3 million compared to $288.8 million in the prior year period and is comprised of the following:

			Change
(Dollars in thousands)	2013	2012	$	%
Property operating	$256,129	$239,707	$16,422	6.9%
Single-tenant net lease	52,665	42,481	10,184	24.0%
Straight-line rent	9,500	6,599	2,901	44.0%
Total Rental income	$318,294	$288,787	$29,507	10.2%

Property operating income increased $16.4 million, or 6.9%, from the prior year as a result of the following activity:

•	Acquisitions in 2012 and 2013 contributed $8.9 million.

•	Additional leasing activity at developed conversion properties contributed $6.6 million.

•	Net leasing activity including contractual rent increases and renewals contributed $2.0 million.

•	Conversion of one property to a single-tenant net lease caused a decrease of $1.1 million.

Single-tenant net lease income increased $10.2 million, or 24.0%, from the prior year as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions contributed $7.7 million.

•	New leasing activity including contractual rent increases contributed $1.6 million.

•	Lease conversions from property operating income contributed $0.9 million.

Straight-line rent income increased $2.9 million, or 44.0%, from the prior year as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions contributed $1.5 million.

•	New leasing activity including contractual rent increases and the effects of rent abatements contributed $1.5 million.
Mortgage interest increased approximately $4.4 million due to additional interest from fundings on two construction mortgage notes receivable for the two build-to-suit facilities affiliated with Mercy Health, one of which was acquired during 2013, and interest earned on new Company-financed mortgages notes funded during 2012 and 2013 totaling approximately $0.2 million. These amounts are partially offset by a reduction of approximately $1.1 million from the repayment of mortgage notes.
Expenses
Property operating expenses increased $9.1 million, or 7.8%, for the twelve months ended December 31, 2013 compared to the prior year period as a result of the following activity:

•	The Company's 2012 and 2013 acquisitions accounted for an increase of $3.7 million.

•	Properties that were previously under construction that commenced operations during 2012 accounted for an increase of $0.9 million.

•	The Company experienced an overall increase in real estate taxes of approximately $3.8 million, professional fees of approximately $0.9 million and utilities of approximately $0.2 million.

•	Conversion of one property to a single-tenant net lease caused a decrease of $0.4 million.

General and administrative expenses increased approximately $2.8 million, or 13.5%, for the twelve months ended December 31, 2013 compared to the prior year period as a result of the following activity:

•	Increase in compensation-related expenses totaling $3.3 million including $1.8 million of non-cash stock-based compensation.

•	Increase in expenses related to potential acquisitions and developments of $1.3 million.

•	Reduction in litigation costs of $1.7 million including a $1.0 million settlement recorded in 2012.

Depreciation expense increased $6.4 million, or 7.8%, for the twelve months ended December 31, 2013 compared to the prior year period. Properties acquired in 2012 and 2013 and developments completed and commencing operations contributed a combined increase of $4.5 million. The remaining $1.9 million increase is related to various building and tenant improvement expenditures.
Other Income (Expense)
Other income (expense) increased $26.7 million, or 36.1%, for the twelve months ended December 31, 2013 compared to the prior year period mainly due to the following activity:
Interest Expense
Interest expense decreased $1.4 million for the twelve months ended December 31, 2013 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2013	2012	Change	Percentage Change
Contractual interest	$69,334	$75,821	$(6,487)	(8.6)%
Net discount/premium accretion	1,132	987	145	14.7%
Deferred financing costs amortization	3,228	3,168	60	1.9%
Interest cost capitalization	(183)	(5,021)	4,838	(96.4)%
Total interest expense	$73,511	$74,955	$(1,444)	(1.9)%

Contractual interest decreased $6.5 million primarily as a result of a lower average interest rate and lower average utilization on the Unsecured Credit Facility, the lower interest on the Senior Notes due 2023 issued in the first quarter of 2013 compared to the Senior Notes due 2014 that were repaid in the second quarter of 2013, and the repayment of a $77.3 million secured loan in the second quarter of 2013.
Capitalized interest costs decreased $4.8 million due to a decrease in development expenditures upon completion of various projects in progress.
Loss on Extinguishments of Debt
In connection with the early repayments of debt during 2013, the Company incurred $29.6 million of losses on extinguishment of debt.
Gain on Sale of Cost Method Investment in Real Estate
In December 2013, the Company recognized a $1.5 million gain on the sale of a cost method investment in an unconsolidated limited liability company.
Discontinued Operations
Income from discontinued operations totaled $19.3 million and $5.4 million, respectively, for the years ended December 31, 2013 and 2012, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale as of December 31, 2013 or disposed of during 2013. The Company disposed of 12 real estate properties and one land parcel in 2013 and disposed of nineteen properties in 2012 with three properties classified as held for sale as of December 31, 2013.

Twelve Months Ended December 31, 2012 Compared to Twelve Months Ended December 31, 2011
The Company’s consolidated results of operations for 2012 compared to 2011 were significantly impacted by acquisitions, dispositions, development conversion properties, gains on sale and impairment charges recorded on real estate properties.

Revenues
Rental income increased $25.0 million, or 9.5%, to approximately $288.8 million compared to $263.7 million in the prior year period and is comprised of the following:

			Change
(Dollars in thousands)	2012	2011	$	%
Property operating	$239,707	$216,058	$23,649	10.9%
Single-tenant net lease	42,481	41,957	524	1.2%
Straight-line rent	6,599	5,725	874	15.3%
Total Rental income	$288,787	$263,740	$25,047	9.5%
Property operating income increased $23.6 million, or 10.9%, from the prior year as a result of the following activity:

•	Acquisitions in 2011 and 2012 contributed $12.8 million.

•	Additional leasing activity at properties that were previously under construction and commenced operations during 2011 and 2012 contributed $5.0 million.

•	Net leasing activity including contractual rent increases and renewals contributed $5.2 million.

•	Conversions of three properties from single-tenant net lease contributed $1.1 million.

•	Conversion of one property to a single-tenant net lease caused a decrease of $0.4 million.
Single-tenant net lease income increased $0.5 million, or 1.2%, from the prior year as a result of the following activity:

•	The Company's 2012 acquisitions contributed $0.8 million.

•	New leasing activity including contractual rent increases contributed $1.5 million.

•	Conversion of one property from property operating income contributed $0.3 million.

•	Expiration of an agreement in 2011 with one operator which provided replacement rent to the Company caused a decrease of $0.3 million.

•	Expiration of single-tenant net lease agreements with six properties caused a decrease of $1.7 million.
Straight-line rent income increased $0.9 million, or 15.3%, from the prior year as a result of the following activity:

•	The Company's 2011 and 2012 acquisitions contributed $1.2 million.

•	New leasing activity including contractual rent increases and the effects of rent abatements caused a decrease of $0.3 million.
Mortgage interest increased approximately $3.8 million due to additional interest from fundings on two construction mortgage notes receivable for the two build-to-suit facilities affiliated with Mercy Health and $0.4 million for new Company-financed mortgage notes receivable, offset partially by a reduction of approximately $1.9 million from the repayment of mortgage notes.
Expenses
Property operating expenses increased $4.3 million, or 3.9%, for the twelve months ended December 31, 2012 compared to the prior year period as a result of the following activity:

•	The Company's 2011 and 2012 acquisitions accounted for an increase of $4.4 million.

•	Properties that were previously under construction that commenced operations during 2011 and 2012 accounted for an increase of $3.7 million.

•	Conversions from single-tenant net lease caused an increase of $0.4 million.

•	The Company experienced an overall decrease in real estate taxes of approximately $3.3 million and utility expense of approximately $0.6 million.

General and administrative expenses decreased approximately $0.1 million, or 0.4%, for the twelve months ended December 31, 2012 compared to the prior year period as a result of the following activity:

•	Reduction in pension costs of $0.8 million.

•	Reduction in expenses related to potential acquisitions and developments of $0.8 million.

•	Increase in litigation costs of $1.5 million.

Depreciation expense increased $9.9 million, or 13.8%, for the twelve months ended December 31, 2012 compared to the prior year period. Properties acquired in 2011 and 2012 and developments completed and commencing operations contributed a combined increase of $6.4 million. The remaining $3.6 million increase is related to various building and tenant improvement expenditures.
Amortization expense increased $2.3 million, or 28.5%, for the twelve months ended December 31, 2012 compared to the prior year period as a result of intangibles recognized on real estate properties acquired in 2011 and 2012.
Other Income (Expense)
Interest expense decreased $1.0 million for the twelve months ended December 31, 2012 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2012	2011	Change	Percentage Change
Contractual interest	$75,821	$79,185	$(3,364)	(4.2)%
Net discount accretion	987	1,211	(224)	(18.5)%
Deferred financing costs amortization	3,168	4,073	(905)	(22.2)%
Interest cost capitalization	(5,021)	(8,531)	3,510	(41.1)%
Total interest expense	$74,955	$75,938	$(983)	(1.3)%
Contractual interest decreased approximately $5.5 million due to the redemption of the senior notes due 2011 in March 2011 This amount is partially offset by approximately $0.4 million from a higher weighted average principal balance on the Company's unsecured credit facility in 2012 compared to 2011, additional interest expense totaling approximately $1.7 million on mortgage notes assumed as a part of the Company's 2011 and 2012 acquisitions. In connection with the repayment of the senior notes due 2011, the Company incurred a $2.0 million charge related to the early redemption.
Deferred financing costs decreased approximately $0.9 million due to the 2011 renewal of the Company's unsecured credit facility that extended the amortization life.
Capitalized interest costs decreased due to decreased development expenditures upon completion of various projects in progress.

Discontinued Operations
Income from discontinued operations totaled $5.4 million and $11.4 million, respectively, for the year ended December 31, 2012 and 2011, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale as of December 31, 2012 or disposed of during 2012. The Company disposed of nineteen properties in 2012 and disposed of five properties in 2011 with one property classified as held for sale as of December 31, 2012.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on its consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of December 31, 2013, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT under the Internal Revenue Code. The Company's material contractual obligations are included in the table below. As of December 31, 2013, the Company had no long-term capital lease obligations.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$1,717,127	$73,709	$224,892	$628,698	$789,828
Operating lease commitments (2)	275,140	4,719	9,728	9,904	250,789
Construction loan obligation (3)	14,918	14,918	—	—	—
Tenant improvements (4)	23,008	23,008	—	—	—
Pension obligations (5)	—	—	—	—	—
Total contractual obligations	$2,030,193	$116,354	$234,620	$638,602	$1,040,617
______

(1)
The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility, whose balance and interest rate may fluctuate from day to day. Excluded from the table above are the discounts on the Company's outstanding senior notes of approximately $5.3 million, and the discounts and premiums totaling approximately $0.9 million on 15 mortgage notes payable, which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2013. The Company’s long-term debt principal obligations are presented in more detail in the table below.

(In millions)	Principal Balance at Dec. 31, 2013	Principal Balance at Dec. 31, 2012	Maturity Date	Contractual Interest Rates at December 31, 2013	Principal Payments	Interest Payments
Unsecured Credit Facility	$238.0	$110.0	2/17	LIBOR + 1.40%	At maturity	Quarterly
Senior Notes due 2014	—	264.7	4/14	5.13%	At maturity	Semi-Annual
Senior Notes due 2017	300.0	300.0	1/17	6.50%	At maturity	Semi-Annual
Senior Notes due 2021	400.0	400.0	1/21	5.75%	At maturity	Semi-Annual
Senior Notes due 2023	250.0	—	4/23	3.75%	At maturity	Semi-Annual
Mortgage notes payable	166.7	225.2	5/15-10/30	5.00%-7.63%	Monthly	Monthly
	$1,354.7	$1,299.9

(2)	Includes primarily the corporate office and ground leases, with expiration dates through 2101, related to various real estate investments for which the Company is currently making payments.

(3)
Includes the Company’s remaining funding commitment on one construction mortgage loan as of December 31, 2013. The Company is obligated to acquire the building upon completion for approximately $91.2 million representing the expected fundings under the construction mortgage loan. This amount is subject to change based on the final project costs.

(4)
The Company has remaining tenant improvement allowances related to first generation tenant improvements of approximately $17.5 million on properties that were acquired in 2013 or developed by the Company. Also, the Company has remaining tenant improvement allowances related to second generation tenant improvements of approximately $5.5 million. The Company expects to fund these improvements in 2014.

(5)
As of December 31, 2013, only the Company’s chief executive officer was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based upon the terms of the plan, the future benefits to be paid are estimated to be approximately $22.6 million as of December 31, 2013. Because the Company does not know when its chief executive officer will retire, it has not projected when the retirement benefits would be paid in the table above. As of December 31, 2013, the Company had recorded a $13.9 million liability, included in other liabilities, related to its pension plan obligations.

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
Principles of Consolidation
The Company’s Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, partnerships and variable interest entities (“VIEs”) where the Company controls the operating activities. All material intercompany accounts and transactions have been eliminated.
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
Direct costs of a development project generally include construction costs, professional services such as architectural and legal costs, travel expenses, and land acquisition costs as well as other types of fees and expenses. These costs are capitalized as part of the basis of an asset to which such costs relate. Indirect costs include capitalized interest and overhead costs. Indirect costs are capitalized during construction and on the unoccupied space in a property for up to one year after the certificate of substantial completion is received. Capitalized interest is calculated using the weighted average interest rate of the Company's unsecured debt or the interest rate on project specific debt, if applicable. The Company continues to capitalize interest on the unoccupied portion of the properties in stabilization for up to one year after the properties have been placed into service, at which time the capitalization of interest ceases. The Company’s overhead costs are based on overhead load factors that are charged to a project based on direct time incurred. The Company computes the overhead load factors annually for its acquisition and development departments, which have employees who are involved in the projects. The overhead load factors are computed to absorb that portion of indirect employee costs (payroll and benefits, training, occupancy and similar costs) that are attributable to the productive time the employee incurs working directly on projects. The employees in the Company’s development departments who work on these projects maintain and report their hours daily, by project. Employee costs that are administrative, such as vacation time, sick time, or general and administrative time, are expensed in the period incurred.
Acquisition-related costs of an existing real estate property include finder’s fees, advisory, legal, accounting, valuation, other professional or consulting fees, and certain general and administrative costs. These costs are also expensed in the period incurred for acquisitions accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations. Costs associated with asset acquisitions are capitalized in accordance with existing GAAP.

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
The Company classifies its pursuit projects into four categories, of which three relate to development and one relates to acquisitions. The first category includes pursuits of developments that have a remote chance of producing new business. Costs for these projects are expensed in the period incurred. The second category includes pursuits of developments that might reasonably be expected to produce new business opportunities although there can be no assurance that they will result in a new project or contract. Costs for these projects are capitalized but, due to the uncertainty of projects in this category, these costs are reserved at 50%, which means that 50% of the costs are expensed in the period incurred. The third category includes those pursuits of developments that are either highly probable to result in a project or contract or already have resulted in a project or contract in which the contract requires the operator to reimburse the Company’s costs. Many times, these are pursuits involving operators with which the Company is already doing business. Since the Company believes it is probable that these pursuits will result in a project or contract, it capitalizes these costs in full and records no reserve. The fourth category includes pursuits that involve the acquisition of existing real estate properties. As discussed above, costs related to acquisitions of existing real estate properties are expensed in the period incurred.
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
As of December 31, 2013 and 2012, the Company had capitalized pursuit costs totaling $4.0 million (which were fully reserved) and $2.0 million ($39,000, net of reserve), respectively.
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
The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The Company's 2013 and 2012 reviews indicated that no impairment had occurred with respect to the Company's $3.5 million goodwill asset.
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
The Company recorded impairment charges totaling $9.9 million, $14.9 million, and $6.7 million, respectively, for the years ended December 31, 2013, 2012, and 2011 related to real estate properties and other long-lived assets. The impairment charges in 2013 included $3.3 million related to one land parcel sold and $6.6 million related to three properties classified as held for sale and two properties sold, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell. The impairment charges in 2012 included $11.1 million related to twelve properties sold and $3.8 million related to one property classified as held for sale, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell. The impairment charges in 2011 included $1.7 million related to two properties sold and $5.0 million related to five properties classified as held for sale in 2011, reducing the Company's carrying values on the properties to the estimated fair values less estimated costs to sell.

Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2013, the Company had investments of approximately $2.9 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
As described in more detail in Note 1 to the Consolidated Financial Statements, when the Company acquires real estate properties with in-place leases, the cost of the acquisition must be allocated between the acquired tangible real estate assets “as if vacant” and any acquired intangible assets. Such intangible assets could include above- (or below-) market in-place leases and at-market in-place leases, which could include the opportunity costs associated with absorption period rentals, direct costs associated with obtaining new leases such as tenant improvements, and customer relationship assets. With regard to the elements of estimating the “as if vacant” values of the property and the intangible assets, including the absorption period, occupancy increases during the absorption period, and tenant improvement amounts, the Company uses the same absorption period and occupancy assumptions for similar property types. Any remaining excess purchase price is then allocated to goodwill. The identifiable tangible and intangible assets are then subject to depreciation and amortization. Goodwill is evaluated for impairment on an annual basis unless circumstances suggest that a more frequent evaluation is warranted.
With respect to the building components, there are several depreciation methods available under GAAP. Some methods record relatively more depreciation expense on an asset in the early years of the asset’s economic life, and relatively less depreciation expense on the asset in the later years of its economic life. The straight-line method of depreciating real estate assets is the method the Company follows because, in the opinion of management, it is the method that most accurately and consistently allocates the cost of the asset over its estimated life. The Company assigns a useful life to its owned properties based on many factors, including the age and condition of the property when acquired.
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
The Company also evaluates collectability of its mortgage notes and notes receivable. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral.
Management monitors the age and collectability of receivables on an ongoing basis. At least monthly, a report is produced whereby all receivables are “aged” or placed into groups based on the number of days that have elapsed since the receivable was billed. Management reviews the aging report for evidence of deterioration in the timeliness of payments from tenants, sponsoring health systems or borrowers. Whenever deterioration is noted, management investigates and determines the reason or reasons for the delay, which may include discussions with the delinquent tenant, sponsoring health system or borrower. Considering all information gathered, management’s judgment must be exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining uncollectibility are the following:

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
Considering these factors and others, management must conclude whether all or some of the aged receivable balance is likely uncollectible. If management determines that some portion of a receivable, including straight-line rent receivables, is likely uncollectible, the Company records a provision for bad debt expense, or a reduction to straight-line rent revenue, for the amount expected to be uncollectible. There is a risk that management’s estimate is over- or under-stated. However, management believes that this risk is mitigated by the fact that it re-evaluates the allowance at least once each quarter and bases its estimates on the most current information available. As such, any over- or under-stated estimates in the allowance should be adjusted as soon as new and better information becomes available.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk.
As of December 31, 2013, $1.1 billion of the Company’s $1.3 billion of outstanding debt bore interest at fixed rates. Additionally, all of the Company’s mortgage notes and other notes receivable bore interest at fixed rates.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance as of December 31, 2013	Calculated Annual Interest	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Unsecured Credit Facility	$238,000	$3,737	$(40)	$40

		Fair Value
(Dollars in thousands)	Carrying Value as of December 31, 2013	December 31, 2013	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2012 (1)
Fixed Rate Debt:
Senior Notes due 2014, net of discount (2)	$—	$—	$—	$—	$279,861
Senior Notes due 2017, net of discount (2)	$299,008	$321,238	$316,999	$325,568	340,624
Senior Notes due 2021, net of discount (2)	397,578	424,931	416,588	440,651	472,180
Senior Notes due 2023, net of discount (2)	248,077	226,168	217,837	234,917	—
Mortgage Notes Payable (2)	165,796	170,351	167,970	172,763	234,508
	$1,110,459	$1,142,688	$1,119,394	$1,173,899	$1,327,173
Fixed Rate Receivables:
Mortgage Notes Receivable (3)	$125,547	$124,461	$124,040	$124,885	$158,311
Other Notes Receivable (3)	65	65	65	65	115
	$125,612	$124,526	$124,105	$124,950	$158,426
______

(1)
Fair values as of December 31, 2012 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

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

Item 8. Financial Statements and Supplementary Data
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Realty Trust Incorporated at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2014 expressed an unqualified opinion thereon.
                                                                                   /s/     BDO USA, LLP
Nashville, Tennessee
February 19, 2014

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
 (Amounts in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$178,931	$161,875
Buildings, improvements and lease intangibles	2,861,935	2,625,538
Personal property	9,267	8,739
Land held for development	17,054	25,171
	3,067,187	2,821,323
Less accumulated depreciation	(632,109)	(580,617)
Total real estate properties, net	2,435,078	2,240,706
Cash and cash equivalents	8,671	6,776
Mortgage notes receivable	125,547	162,191
Assets held for sale and discontinued operations, net	6,852	3,337
Other assets, net	153,514	126,962
Total assets	$2,729,662	$2,539,972
LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,348,459	$1,293,044
Accounts payable and accrued liabilities	73,741	65,678
Liabilities of discontinued operations	1,112	131
Other liabilities	61,064	60,175
Total liabilities	1,484,376	1,419,028
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 95,924 and 87,514 shares issued and outstanding at December 31, 2013 and 2012, respectively.	959	875
Additional paid-in capital	2,325,228	2,100,297
Accumulated other comprehensive income (loss)	51	(2,092)
Cumulative net income attributable to common stockholders	808,362	801,416
Cumulative dividends	(1,891,123)	(1,779,552)
Total stockholders’ equity	1,243,477	1,120,944
Noncontrolling interests	1,809	—
Total equity	1,245,286	1,120,944
Total liabilities and equity	$2,729,662	$2,539,972
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Operations
 (Amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
REVENUES
Rental income	$318,294	$288,787	$263,740
Mortgage interest	12,701	9,186	6,973
Other operating	5,931	6,101	7,885
	336,926	304,074	278,598
EXPENSES
Property operating	125,565	116,470	112,152
General and administrative	23,729	20,905	20,988
Depreciation	88,380	81,966	72,036
Amortization	10,645	10,418	8,105
Bad debt, net of recoveries	184	241	(251)
	248,503	230,000	213,030
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(29,638)	—	(1,986)
Interest expense	(73,511)	(74,955)	(75,938)
Gain on sale of cost method investment in real estate	1,492	—	—
Interest and other income, net	966	976	813
	(100,691)	(73,979)	(77,111)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(12,268)	95	(11,543)
DISCONTINUED OPERATIONS
Income from discontinued operations	4,422	9,474	11,021
Impairments	(9,889)	(14,908)	(6,697)
Gain on sales of real estate properties	24,718	10,874	7,035
INCOME FROM DISCONTINUED OPERATIONS	19,251	5,440	11,359
NET INCOME (LOSS)	6,983	5,535	(184)
Less: Net income attributable to noncontrolling interests	(37)	(70)	(30)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,946	$5,465	$(214)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.13)	$0.00	$(0.16)
Discontinued operations	0.21	0.07	0.16
Net income (loss) attributable to common stockholders	$0.08	$0.07	$(0.00)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.13)	$0.00	$(0.16)
Discontinued operations	0.21	0.07	0.16
Net income (loss) attributable to common stockholders	$0.08	$0.07	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	90,941	78,845	72,720
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	90,941	80,128	72,720
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income
 (Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
NET INCOME (LOSS)	$6,983	$5,535	$(184)
Other comprehensive income:
Defined benefit pension plan net gain arising during the period	2,143	1,240	1,937
Other comprehensive income	2,143	1,240	1,937
COMPREHENSIVE INCOME	9,126	6,775	1,753
Less: Comprehensive income attributable to noncontrolling interests	(37)	(70)	(30)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,089	$6,705	$1,723
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity
 (Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2010	$—	$661	$1,641,379	$(5,269)	$796,165	$(1,593,926)	$839,010	$3,730	$842,740
Issuance of stock, net of costs	—	117	251,859	—	—	—	251,976	—	251,976
Common stock redemption	—	—	(86)	—	—	—	(86)	—	(86)
Stock-based compensation	—	1	2,921	—	—	—	2,922	—	2,922
Net income	—	—	—	—	(214)	—	(214)	30	(184)
Defined benefit pension plan net gain	—	—	—	1,937	—	—	1,937	—	1,937
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(89,270)	(89,270)	—	(89,270)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(249)	(249)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	76	76
Purchase of noncontrolling interest in consolidated joint ventures	—	—	(1,469)	—	—	—	(1,469)	(3,587)	(5,056)
Balance at December 31, 2011	—	779	1,894,604	(3,332)	795,951	(1,683,196)	1,004,806	—	1,004,806
Issuance of stock, net of costs	—	93	202,272	—	—	—	202,365	—	202,365
Common stock redemption	—	—	(68)	—	—	—	(68)	—	(68)
Stock-based compensation	—	3	3,489	—	—	—	3,492	—	3,492
Net income	—	—	—	—	5,465	—	5,465	70	5,535
Defined benefit pension plan net gain	—	—	—	1,240	—	—	1,240	—	1,240
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(96,356)	(96,356)	—	(96,356)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Balance at December 31, 2012	—	875	2,100,297	(2,092)	801,416	(1,779,552)	1,120,944	—	1,120,944
Issuance of stock, net of costs	—	83	220,176	—	—	—	220,259	—	220,259
Common stock redemption	—	—	(454)	—	—	—	(454)	—	(454)
Stock-based compensation	—	1	5,209	—	—	—	5,210	—	5,210
Net income	—	—	—	—	6,946	—	6,946	37	6,983
Defined benefit pension plan net gain	—	—	—	2,143	—	—	2,143	—	2,143
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(111,571)	(111,571)	—	(111,571)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(34)	(34)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	1,806	1,806
Balance at December 31, 2013	$—	$959	$2,325,228	$51	$808,362	$(1,891,123)	$1,243,477	$1,809	$1,245,286
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$6,983	$5,535	$(184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	105,318	101,444	92,388
Stock-based compensation	5,210	3,492	2,922
Straight-line rent receivable	(8,608)	(6,013)	(4,630)
Straight-line rent liability	426	418	488
Gain on sales of real estate properties	(24,718)	(10,874)	(7,035)
Gain on sale of cost method investment in real estate	(1,492)	—	—
Loss on extinguishment of debt	29,907	—	1,986
Net gain from mortgage repayment by previously consolidated VIE	—	(313)	—
Impairments	9,889	14,908	6,697
Provision for bad debt, net	185	240	(160)
Changes in operating assets and liabilities:
Other assets	(5,660)	(3,469)	(5,173)
Accounts payable and accrued liabilities	740	(712)	10,770
Other liabilities	2,617	11,741	9,783
Net cash provided by operating activities	120,797	116,397	107,852
INVESTING ACTIVITIES
Acquisitions of real estate	(177,744)	(89,640)	(114,225)
Development of real estate	—	(7,833)	(83,720)
Tenant improvements and capital additions	(72,784)	(62,251)	(34,306)
Funding of mortgages and notes receivable	(58,731)	(78,297)	(101,931)
Proceeds from sales of real estate	96,132	74,817	19,572
Proceeds from sale of cost method investment in real estate	2,717	—	—
Proceeds from mortgage repayment by previously consolidated VIE	—	35,057	—
Proceeds from mortgages and notes receivable repayments	2,464	14,893	17,797
Net cash used in investing activities	(207,946)	(113,254)	(296,813)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	128,000	(102,000)	212,000
Borrowings on notes and bonds payable	247,948	—	—
Repayments on notes and bonds payable	(19,984)	(4,990)	(3,703)
Repurchase of notes payable	(371,839)	—	(280,201)
Dividends paid	(111,571)	(96,356)	(89,270)
Net proceeds from issuance of common stock	220,252	202,352	251,916
Common stock redemptions	(454)	(68)	(86)
Capital contributions received from noncontrolling interests	1,806	—	—
Distributions to noncontrolling interest holders	(32)	(40)	(284)
Purchase of noncontrolling interests	—	—	(1,591)
Debt issuance and assumption costs	(5,082)	(3)	(8,403)
Net cash provided by (used in) financing activities	89,044	(1,105)	80,378
Increase (decrease) in cash and cash equivalents	1,895	2,038	(108,583)
Cash and cash equivalents, beginning of period	6,776	4,738	113,321
Cash and cash equivalents, end of period	$8,671	$6,776	$4,738
Supplemental Cash Flow Information:
Interest paid	$71,025	$75,348	$73,157
Capitalized interest	$183	$5,021	$8,531
Company-financed real estate property sales	$4,241	$11,200	$2,700
Invoices accrued for construction, tenant improvement and other capitalized costs	$10,885	$4,297	$12,131
Elimination of mortgage note upon acquisition	$97,203	$—	$—
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$40,992	$5,171	$54,392
Construction liabilities transferred upon deconsolidation of VIE	$—	$3,450	$—
Foreclosure of mortgage notes receivable	$—	$—	$4,371
Elimination of mortgage note upon consolidation of VIE	$—	$—	$21,939
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that owns, acquires, manages, finances and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. The Company had investments of approximately $3.2 billion in 202 real estate properties and mortgages as of December 31, 2013. The Company’s 198 owned real estate properties are located in 28 states and total approximately 13.9 million square feet. The Company provided property management services to approximately 10.3 million square feet nationwide. Square footage disclosures in this Annual Report on Form 10-K are unaudited.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, partnerships, and other affiliates, as well as certain variable interest entities (“VIEs”) where the Company controlled the operating activities of the VIE.
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
The Company had a variable interest in unconsolidated VIEs consisting of one construction mortgage note of approximately $80.0 million as of December 31, 2013 and two construction mortgage notes receivable aggregating approximately $118.4 million as of December 31, 2012, in which management concluded that the Company was not the primary beneficiary. The Company’s maximum exposure to loss related to this unconsolidated VIE as of December 31, 2013 equaled the Company’s aggregate mortgage note investment. See Note 5 for more information on these construction mortgage notes receivable.

The Company consolidates a partnership, HRP MAC III, LLC, that holds $17.7 million in real estate assets as of December 31, 2013, in which it has a controlling interest. The Company received capital contributions of $1.8 million from a 40% noncontrolling interest holder in the partnership during 2013. The Company reports noncontrolling interests in subsidiaries as a component of equity and the related net income or loss attributable to the noncontrolling interests as part of consolidated net income or loss in its Consolidated Financial Statements. See Note 4 for additional information.

The Company had a $1.3 million investment in an unconsolidated limited liability company ("LLC") at December 31, 2012 which the Company accounted for under the cost method. The Company's investment in its unconsolidated LLC, which invests in real estate properties, was included in "Other assets" and the related distributions are recognized in "Other income (expense)" on the Company's Consolidated Financial Statements. On December 31, 2013, the Company sold this investment for a gain of approximately $1.5 million. See Note 8 for additional information on the sale of this investment.
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
Reclassifications
Certain reclassifications for discontinued operations have been made to the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 to conform to the 2013 presentation. The operating results of those assets have been reclassified from continuing to discontinued operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassifications were made on the Company's Consolidated Balance Sheets as of December 31, 2012 for certain non-real estate related personal property from the "Personal property" line item in "Total real estate properties, net" to the "Other assets, net" line item totaling $4.3 million.
Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under Accounting Standards Codification Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable. The Company’s gross real estate assets, on a financial reporting basis, totaled approximately $3.1 billion as of December 31, 2013 and $2.8 billion as of December 31, 2012.
During 2013 and 2012, the Company eliminated against accumulated depreciation approximately $4.4 million and $2.5 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. Approximately $0.2 million of fully depreciated personal property and equipment was eliminated against accumulated depreciation in 2012.
Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2013, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	15.0 to 38.1 years
Buildings and improvements	3.3 to 39.0 years
Lease intangibles (including ground lease intangibles)	2.0 to 93.1 years
Personal property	1.9 to 15.8 years
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
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in land held for development totaled approximately $17.1 million as of December 31, 2013 and $25.2 million as of December 31, 2012.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment, those assets subject to purchase options and those impacted by casualties, such as hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property.
Acquisitions of Real Estate Properties with In-Place Leases
Acquisitions of real estate properties are accounted for at fair value. When a building with in-place leases is acquired, the cost of the acquisition must be allocated between the tangible real estate assets "as-if vacant" and the intangible real estate assets related to in-place leases based on their estimated fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The values related to above- or below-market in-place lease intangibles are amortized to rental income where the Company is the lessor, are amortized to property operating expense where the Company is the lessee, and are amortized over the remaining term of the leases upon acquisition.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

If an in-place lease is identified as a below-market rental rate, the Company would also evaluate any renewal options associated with that lease to determine if the intangible should include those periods.
The Company also estimates an absorption period, which can vary by property, assuming the building is vacant and must be leased up to the actual level of occupancy when acquired. During that absorption period, the owner would incur direct costs, such as tenant improvements, and would suffer lost rental income. Likewise, the owner would have acquired a measurable asset in that, assuming the building was vacant, certain fixed costs would be avoided because the actual in-place lessees would reimburse a certain portion of fixed costs through expense reimbursements during the absorption period.
All of these intangible assets (above- or below-market lease, tenant improvement costs avoided, rental income lost, and expenses recovered through in-place lessee reimbursements) are estimated and recorded in amounts equal to the present value of estimated future cash flows. The actual purchase price is allocated based on the various asset fair values described above.
The building and tenant improvement components of the purchase price are depreciated over the estimated useful life of the building or the weighted average remaining term of the in-places leases. The above- or below-market rental rate assets or liabilities are amortized to rental income or property operating expense over the remaining term of the leases. The at-market, in-place lease intangibles are amortized to amortization expense over the weighted average remaining term of the leases, customer relationship assets are amortized to amortization expense over terms applicable to each acquisition, and any goodwill recorded would be reviewed for impairment at least annually.
The fair values of at-market in-place lease and other intangible assets are amortized and reflected in amortization expense in the Company’s Consolidated Statements of Operations. See Note 9 for more details on the Company’s intangible assets.
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
During 2013, in connection with the sale of one land parcel, the Company recorded an impairment charge in discontinued operations of approximately $3.3 million based on the contractual sales price, a level one input. The Company also used level three inputs to record impairment charges of approximately $6.6 million related to one property in held for sale and four properties that were reclassified to held for sale in the third quarter of 2013, reducing the Company's carrying value to the estimated fair value of the properties less costs to sell. Of these properties, two were sold during the fourth quarter of 2013.
Cash and Cash Equivalents
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Allowance for Doubtful Accounts and Credit Losses
Accounts Receivable
Management monitors the aging and collectibility of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant or sponsoring health system is noted, management investigates and determines the reason or reasons for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectibility are: the type of contractual arrangement under which the receivable was recorded (e.g., a triple net lease, a gross lease, a property operating agreement, or some other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company records a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. The Company does not hold any accounts receivable for sale.
Mortgage Notes
The Company had four mortgage notes receivable outstanding as of December 31, 2013 and 2012 with aggregate principal balances totaling $125.5 million and $162.2 million, respectively. The weighted average maturity of the notes was approximately 0.4 years and 1.0 years, respectively, with interest rates ranging from 5.00% to 7.72% and 6.75% to 7.70%, respectively, as of December 31, 2013 and 2012.
No allowances were recorded on the Company's mortgage notes receivable during 2013 or 2012. The Company evaluates collectibility of its mortgage notes and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for either on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company’s expectation of future collectibility. As of December 31, 2013 and 2012, there were no recorded investments in mortgage notes that were either on non-accrual status or were past due more than ninety days and continued to accrue interest. Also, as of December 31, 2013, the Company did not hold any of its mortgage notes available for sale.
In January 2014, one of the Company's mortgage notes receivable had a scheduled balloon payment due of $41.5 million, including an exit fee of $1.5 million, that the borrower was not able to pay. The Company has initiated the default process. See Note 5 for additional information.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and deferred financing costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized over the term of the related credit facility or other debt instrument under the straight-line method, which approximates amortization under the effective interest method. Goodwill is not amortized but is evaluated annually as of December 31 for impairment. The 2013 and 2012 impairment evaluations each indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 9 for more detail on the Company’s intangible assets.
Contingent Liabilities
From time to time, the Company may be subject to loss contingencies arising from legal proceedings and similar matters. Additionally, while the Company maintains comprehensive liability and property insurance with respect to each of its properties, the Company may be exposed to unforeseen losses related to uninsured or underinsured damages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Defined Benefit Pension Plan
The Company has a pension plan under which three of the Company’s founding officers may receive retirement benefits upon retirement (the “Executive Retirement Plan”). The plan is unfunded and benefits will be paid from cash flows of the Company. The Company recognizes pension expense on an accrual basis over an estimated service period. The Company calculates pension expense and the corresponding liability annually on the measurement date (December 31) which requires certain assumptions, such as a discount rate and the recognition of actuarial gains and losses. The maximum annual benefits payable to each individual under the plan have been frozen at $0.9 million, subject to cost-of-living adjustments.
Stock-Based Compensation
The Company has various employee and director stock-based awards outstanding. These awards include non-vested common stock and options to purchase common stock granted to employees pursuant to the 2007 Employees Stock Incentive Plan and its predecessor plan (the “Incentive Plan”) and the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company recognizes share-based payments to employees and directors in the Consolidated Statements of Operations on a straight-line basis over the requisite service period based on the fair value of the award.
The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of common shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months. The Company accounts for awards to its employees under the Employee Stock Purchase Plan based on fair value, using the Black-Scholes model, and generally recognizes expense over the award’s vesting period, net of estimated forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options when they are granted in the first quarter of each year and then may record additional compensation expense in subsequent quarters as warranted. In each of the years ended December 31, 2013, 2012 and 2011, the Company recognized in general and administrative expenses approximately $0.3 million, $0.4 million, and $0.2 million, respectively, of compensation expense related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.

See Note 13 for details on the Company’s stock-based awards.
Accumulated Other Comprehensive Income (Loss)
Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains or losses on available-for-sale securities. The Company’s accumulated other comprehensive income (loss) consists of only the cumulative pension liability adjustments, which are generally recognized in the fourth quarter of each year.
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must all be met before a Company may recognize revenue, including that persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectibility is reasonably assured. Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was $36.3 million and $34.8 million, respectively, as of December 31, 2013 and 2012 which includes deferred tenant improvement reimbursements of $21.9 million and $22.5 million, respectively, which will be recognized as revenue over the life of each respective lease.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The components of rental income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Property operating income	$256,129	$239,707	$216,058
Single-tenant net lease	52,665	42,481	41,957
Straight-line rent	9,500	6,599	5,725
Rental income	$318,294	$288,787	$263,740
Operating expense recoveries, included in property operating income, were approximately $40.9 million, $33.5 million and $30.7 million, respectively, for the years ended December 31, 2013, 2012 and 2011.
Additional rent, generally defined in most lease agreements as the cumulative increase in CPI from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Included in rental income was additional rental income, net of reserves, of approximately $0.7 million, $0.7 million and $0.9 million, respectively, for the years ended December 31, 2013, 2012 and 2011.
Mortgage Interest Income
Interest income on the Company’s mortgage notes receivable is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. Interest rates on its four mortgage notes receivable outstanding as of December 31, 2013 were fixed. The Company amortizes any fees paid related to its mortgage notes receivable to mortgage interest income over the term of the loan on a straight-line basis which approximates amortization under the effective interest method.
Other Operating Income
Other operating income on the Company’s Consolidated Statements of Operations was comprised of the following:

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Property lease guaranty revenue	$5.1	$4.9	$6.9
Interest income	0.5	0.5	0.6
Management fee income	0.2	0.2	0.2
Other	0.1	0.5	0.2
	$5.9	$6.1	$7.9
Five of the Company’s 198 owned real estate properties as of December 31, 2013 were covered under property operating agreements between the Company and a sponsoring health system, which contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue each quarter any shortfalls due from the sponsoring health systems under the terms of the property operating agreement.
Interest income generally relates to interest on tenant improvement reimbursements as defined in each note or lease agreement.
Management fees for property management services provided to third parties are generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month or a stated amount per square foot. Management fees related to the Company’s owned properties are eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Federal Income Taxes
No provision has been made for federal income taxes. The Company intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company must distribute at least 90% per annum of its real estate investment trust taxable income to its stockholders and meet other requirements to continue to qualify as a real estate investment trust. See Note 16 for further discussion.
The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2013.
Federal tax returns for the years 2010, 2011 and 2012 are currently subject to examination by taxing authorities.
State Income Taxes
The Company must pay certain state income taxes and the provisions for such taxes are generally included in general and administrative expense on the Company’s Consolidated Statements of Operations. See Note 16 for further discussion.
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
Discontinued Operations
The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The operating results of properties that have been sold or are held for sale are reported as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. A company must report discontinued operations when a component of an entity has either been disposed of or is deemed to be held for sale if (i) both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Long-lived assets held for sale are reported at the lower of their carrying amount or their fair value less cost to sell estimate. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Losses resulting from the sale of such properties are characterized as impairment losses relating to discontinued operations in the Consolidated Statements of Operations. See Note 6 for more detail on discontinued operations.
Earnings per Share
Basic earnings per common share is calculated using weighted average shares outstanding less issued and outstanding non-vested shares of common stock. Diluted earnings per common share is calculated using weighted average shares outstanding plus the dilutive effect of the outstanding stock options from the Employee Stock Purchase Plan and non-vested shares of common stock using the treasury stock method and the average stock price during the period. See Note 14 for the calculations of earnings per share.
New Accounting Pronouncements
On January 1, 2013, the Company adopted the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. The Company's accumulated other comprehensive income (loss) is comprised of one item pertaining to the Company's defined benefit pension plan. Reclassification of the amortization of this item occurs on an annual basis in the fourth quarter of each fiscal year. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements. See Note 11 for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Property Investments
The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities, as well as for the acquisition of existing properties. The Company had investments of approximately $3.2 billion in 202 real estate properties and mortgages as of December 31, 2013. The following table summarizes the Company’s investments.

(Dollars in thousands)	Number of Facilities	Land	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office/outpatient:
California	9	$17,430	$100,615	$184	$118,229	$(48,656)
Colorado	9	7,197	186,262	208	193,667	(12,355)
Indiana	5	3,891	140,336	—	144,227	(17,166)
Iowa	6	12,665	81,372	94	94,131	(10,422)
Florida	7	5,292	83,042	251	88,585	(40,185)
Hawaii	3	8,327	119,815	61	128,203	(14,317)
North Carolina	15	4,200	150,549	95	154,844	(28,564)
Tennessee	16	11,419	181,544	171	193,134	(54,096)
Texas	45	47,784	632,582	1,285	681,651	(142,821)
Virginia	13	2,451	189,119	158	191,728	(35,633)
Washington	7	8,974	176,921	135	186,030	(16,392)
Other (17 states)	39	24,014	361,674	327	386,015	(111,853)
	174	153,644	2,403,831	2,969	2,560,444	(532,460)
Inpatient:
Arizona	1	3,641	12,371	—	16,012	(1,483)
California	1	—	12,688	—	12,688	(6,305)
Colorado	1	623	6,496	—	7,119	—
Indiana	1	1,071	42,334	—	43,405	(8,141)
Missouri	1	1,989	107,487	—	109,476	(679)
Pennsylvania	4	6,555	74,634	—	81,189	(35,804)
Texas	5	9,507	157,923	265	167,695	(19,151)
	14	23,386	413,933	265	437,584	(71,563)
Other:
Alabama	1	181	9,883	8	10,072	(6,263)
Indiana	1	96	3,662	32	3,790	(2,362)
Michigan	5	193	12,728	183	13,104	(7,982)
Tennessee	1	253	7,213	408	7,874	(2,097)
Virginia	2	1,178	10,685	5	11,868	(5,790)
	10	1,901	44,171	636	46,708	(24,494)
Land Held for Development	—	17,054		—	17,054	(89)
Corporate Property	—	—	—	5,397	5,397	(3,503)
	—	17,054	—	5,397	22,451	(3,592)
Total owned properties	198	195,985	2,861,935	9,267	3,067,187	(632,109)
Mortgage notes receivable	4	—	—	—	125,547	—
Total real estate investments	202	$195,985	$2,861,935	$9,267	$3,192,734	$(632,109)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Real Estate Leases
Real Estate Leases
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases or are supported through other financial support arrangements with expiration dates through 2033. Some leases and financial arrangements provide for fixed rent renewal terms in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease and for a short period thereafter, with an option or a right of first refusal to purchase the leased property. The Company’s portfolio of single-tenant net leases generally requires the lessee to pay minimum rent, additional rent based upon fixed percentage increases or increases in the Consumer Price Index and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
Future minimum lease payments under the non-cancelable operating leases and guaranteed amounts due to the Company under property operating agreements as of December 31, 2013 are as follows (in thousands):

2014	$258,195
2015	222,718
2016	194,306
2017	169,519
2018	140,009
2019 and thereafter	599,467
$1,584,214
Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2013, the Company had one customer that accounted for more than 10% of the Company’s consolidated revenues including revenues from discontinued operations, Baylor Scott & White Health at 11%. The Company did not have any customers that accounted for 10% or more of the Company's consolidated revenues, including discontinued operations for the year ended December 31, 2012. The Company had one customer, Baylor Health System, that accounted for 10% of the Company’s consolidated revenues, including discontinued operations, for the year ended December 31, 2011.
Purchase Option Provisions
Certain of the Company’s leases and its five property operating agreements include purchase option provisions. The provisions vary by agreement but generally allow the lessee or sponsoring health system to purchase the property covered by the agreement at the greater of fair market value or an amount equal to the Company’s gross investment. The Company had approximately $224.0 million in real estate properties as of December 31, 2013 that were subject to purchase options that were exercisable or become exercisable during 2014.
4. Acquisitions, Dispositions and Mortgage Repayments
2013 Real Estate Acquisitions
During 2013, the Company acquired the following properties:

•
a 52,225 square foot medical office building in Tennessee for a purchase price and cash consideration of $16.2 million. The property was 100% leased to four tenants with expirations through 2021 and is adjacent to a 39,345 square foot medical office building the Company purchased in October 2012;

•	a 42,627 square foot inpatient rehabilitation facility in Texas for a purchase price and cash consideration of $16.3 million. The property was 100% leased to one tenant that expires in 2033;

•
a 205,573 square foot medical office building and garage in Indiana for a purchase price and cash consideration of $44.3 million. The property was 87% leased with expirations through 2029. The property is connected to and was 48% leased by St. Joseph's Medical Center, which is part of the CHE Trinity system, that opened in December 2009;

•
an 80,153 square foot medical office building in Colorado for a purchase price of approximately $33.2 million, including cash consideration of $21.2 million and the assumption of debt of $12.0 million (excluding a $0.7 million fair value adjustment premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual interest rate of 6.17% and matures in 2027. The building was 100% leased with lease expirations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

through 2028. The property is connected to and was 71% leased by Poudre Valley Health System, which is part of the University of Colorado Health system;

•
a 186,000 square foot orthopedic facility in Missouri for a purchase price of approximately $102.6 million. The Company funded the development of the facility through a construction mortgage loan of approximately $97.2 million that, upon acquisition, was eliminated in the Company's Consolidated Financial Statements. At the closing of the purchase, the outstanding loan balance was credited to the purchase price and the Company paid an additional $5.4 million in cash consideration. Subsequent to the acquisition, the Company funded an additional $6.5 million and anticipates funding approximately $2.3 million to complete the development during 2014. The building was 100% leased to Mercy Health through 2027. See Note 5 for more detail regarding the Company's fundings;

•
an 81,956 square foot medical office building located in the state of Washington for a purchase price of $34.9 million. The property was 100% leased with lease expirations through 2020 and is adjacent to two hospital campuses and affiliated with Providence Health and Services. The Company assumed a mortgage note payable of $16.6 million (excluding a $0.5 million fair value adjustment premium recorded upon acquisition) on the property that bears interest at a rate of 6.01% and matures in 2036;

•
a 70,138 square foot medical office building in Colorado for a purchase price and cash consideration of $21.6 million. The property was on the same campus as the 80,153 square foot medical office building the Company purchased in September 2013. The building was 83% leased to three tenants with lease expirations through 2026. The property is connected to and affiliated with the University of Colorado Health system;

•
a 90,633 square foot medical office building in North Carolina for a purchase price of $20.1 million. The property was 100% leased with expirations through 2021 and is affiliated with CaroMont Health. The Company assumed a mortgage note payable of $11.0 million (excluding a $0.2 million fair value adjustment premium recorded upon acquisition) on the property that bears interest at a rate of 5.86% and matures in 2016;

•
a 97,552 square foot medical office building located in Texas for a purchase price and cash consideration of $19.0 million. The property was 88% leased with expirations through 2026. The property is affiliated with and was 24% leased by Seton Healthcare; and

•
a 34,068 square foot inpatient rehabilitation facility located in Colorado for a purchase price and cash consideration of $7.0 million. Concurrent with the closing on the acquisition, the Company executed a single-tenant net lease that expires in 2029 for 100% of the property. This transaction was accounted for as an asset acquisition.

A summary of the Company’s 2013 acquisitions is shown in the table below:

(Dollars in millions)	Date Acquired	Purchase Price	Elimination of Construction Mortgage Note Receivable	Mortgage Notes Payable Assumed(1)	Cash Consideration (2)	Real Estate	Other (3)	Square Footage
Real estate acquisitions
Tennessee	1/29/13	$16.2	$—	$—	$16.2	$15.7	$0.5	52,225
Texas	4/8/13	16.3	—	—	16.3	16.3	—	42,627
Indiana	8/8/13	44.3	—	—	44.3	43.3	1.0	205,573
Colorado	9/27/13	33.2	—	(12.0)	21.2	32.9	0.3	80,153
Missouri	9/27/13	102.6	(97.2)	—	5.4	102.6	—	186,000
Washington	10/18/13	34.9	—	(16.6)	18.3	35.4	(0.5)	81,956
Colorado	10/24/13	21.6	—	—	21.6	21.7	(0.1)	70,138
North Carolina	10/30/13	20.1	—	(11.0)	9.1	20.0	0.1	90,633
Texas	12/16/13	19.0	—	—	19.0	19.1	(0.1)	97,552
Colorado	12/16/13	7.0	—	—	7.0	7.1	(0.1)	34,068
		$315.2	$(97.2)	$(39.6)	$178.4	$314.1	$1.1	940,925
______
(1) The mortgage note payable assumed in the acquisitions do not reflect the fair value adjustments totaling $1.4 million recorded by the Company upon acquisition (included in Other).
(2) Cash consideration excludes non-real estate assets acquired and liabilities assumed in the acquisitions.
(3) Includes intangibles recognized at acquisition and fair value adjustments on debt assumed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2013 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Buildings	$280.2	7.0-39.0
Land	21.6	—
Personal property	0.3	1.9
Intangibles:
At-market lease intangibles	12.0	3.7-20.0
Above-market lease intangibles	2.9	2.3-16.3
Below-market lease intangibles	(0.4)	0.5-7.4
Total intangibles	14.5
Mortgage notes payable assumed, including fair value adjustments	(41.0)
Elimination of mortgage note receivable upon acquisition	(97.2)
Other assets acquired	1.2
Accounts payable, accrued liabilities and other liabilities assumed	(1.9)
Total cash paid (1)	$177.7
______
(1) Total cash paid includes receivables acquired and liabilities assumed in the acquisition but excludes acquisition and closing costs expensed totaling $1.2 million as well as rental prorations, net of expense disbursements, totaling approximately $1.2 million.
2012 Real Estate Acquisitions
During 2012, the Company acquired the following properties:

•
a 58,285 square foot medical office building in South Dakota for a purchase price and cash consideration of approximately $15.0 million. The property was 100% leased at the time of acquisition under a single-tenant net lease with an affiliate of Sanford Health, with a parent guarantee, and the lease expires in 2022. The property is connected to a Sanford Health acute care hospital that opened in June 2012;

•
a 23,312 square foot medical office building in North Carolina for a purchase price and cash consideration of approximately $6.4 million. The building was 100% leased at the time of acquisition by two tenants with an affiliate of Carolinas Healthcare System (“CHS”) which leased 93% of the building as of the acquisition. The property is adjacent to a CHS hospital campus in which the Company owns six additional medical office buildings totaling approximately 187,000 square feet;

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

•
a 39,345 square foot medical office building in Tennessee for a purchase price and cash consideration of approximately $11.0 million. The building was 100% leased at the time of acquisition with lease expirations through 2025;

•
a 47,225 square foot medical office building in Washington for a purchase price and cash consideration of approximately $9.4 million. The building was 89% leased at the time of acquisition with lease expirations through 2021;

•
a 66,095 square foot inpatient rehabilitation facility in Texas for a purchase price and cash consideration of approximately $30.6 million. The facility was 100% leased at the time of acquisition and the lease expires in 2032; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
an 83,318 square foot medical office building in Iowa for a purchase price of approximately $20.4 million, including cash consideration of $15.5 million and the assumption of debt of $4.9 million (excluding a $0.3 million fair value adjustment premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual interest rate of 5.74% and matures in 2020. The building was 100% leased at the time of acquisition by a wholly owned entity of Mercy Medical Center and the lease expires in 2020.

A summary of the Company’s 2012 acquisitions is shown in the table below:

(Dollars in millions)	Date Acquired	Purchase Price	Construction Mortgage Note Receivable Repayments	Mortgage Notes Payable Assumed (1)	Cash Consideration (2)	Real Estate	Other	Square Footage
Real estate acquisitions
South Dakota	1/20/12	$15.0	$—	$—	$15.0	$15.0	$—	58,285
North Carolina	2/10/12	6.4	—	—	6.4	6.4	—	23,312
Pennsylvania	3/16/12	1.1	—	—	1.1	1.1	—	—
Texas	5/23/12	10.7	(9.9)	—	0.8	10.7	—	76,484
Tennessee	10/9/12	11.0	—	—	11.0	11.0	—	39,345
Washington	10/12/12	9.4	—	—	9.4	9.4	—	47,225
Texas	12/20/12	30.6	—	—	30.6	30.6	—	66,095
Iowa	12/21/12	20.4	—	(4.9)	15.5	20.6	(0.2)	83,318
		$104.6	$(9.9)	$(4.9)	$89.8	$104.8	$(0.2)	394,064
______
(1) The mortgage note payable assumed in the acquisition does not reflect the fair value adjustment recorded by the Company upon acquisition (included in Other).
(2) Cash Consideration excludes receivables acquired and liabilities assumed in the acquisitions.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2012 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Buildings	$85.1	20.0-38.0
Land	13.5	—
Prepaid ground leases	0.7	54.0
Intangibles:
At-market lease intangibles	6.2	4.9-19.3
Total intangibles	6.2
Mortgage notes payable assumed, including fair value adjustments	(5.2)
Mortgage notes payable repayments	(9.9)
Accounts payable, accrued liabilities and other liabilities assumed	(0.9)
Total cash paid (1)	$89.5
______
(1) Total cash paid includes receivables acquired and liabilities assumed in the acquisition but excludes acquisition and closing costs expensed totaling $0.5 million as well as rental prorations and expense disbursements totaling approximately $0.4 million.

2013 Real Estate Asset Dispositions
During 2013, the Company disposed of the following real estate assets:

•
15.1 acres of land in Texas in which the Company had an aggregate net investment of approximately $8.1 million. The sales price was approximately $5.0 million, which included $1.1 million in net cash proceeds, the origination of a $3.7 million Company-financed mortgage note receivable and closing costs of $0.2 million. The Company recognized a $3.3 million impairment on the disposal;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
a 17,696 square foot medical office building in Tennessee, in which the Company had an aggregate net investment of $0.4 million, including the impact of impairment charges prior to the sale of $1.3 million. The sales price of $0.6 million was funded by the Company under a mortgage note receivable. The approximate $0.2 million gain was recognized as payments on the mortgage note were made under the installment method and fully recognized in October 2013 when the note was repaid. The property was previously classified as held for sale;

•
an 8,000 square foot medical office building in Texas, in which the Company had an aggregate net investment of $0.9 million. The sales price was approximately $1.3 million comprised of $1.2 million in net cash proceeds and closing costs of $0.1 million. The Company recognized a $0.3 million gain on the disposal. The property was not previously classified as held for sale;

•
a 100,920 square foot medical office building in Texas. The Company had an aggregate net investment of $3.0 million in this property, including the impact of impairment charges prior to the sale of $6.8 million. The sales price was approximately $3.2 million comprised of $3.0 million in net cash proceeds and closing costs of $0.2 million. The Company recognized an immaterial gain on the disposal of this property that was previously classified as held for sale;

•
a 9,153 square foot medical office building and a 22,572 square foot medical office building, both in Iowa, in which the Company had an aggregate net investment of approximately $5.3 million. The total sales price and net cash proceeds for the two properties were $6.9 million. In connection with the sales, the Company repaid a mortgage note payable of $1.1 million and incurred debt extinguishment costs of $0.3 million. The Company recognized a $1.4 million aggregate gain on the disposal of the two properties, including the write-off of a straight-line rent receivable of $0.2 million. The properties were not previously classified as held for sale;

•
a 62,782 square foot inpatient rehabilitation facility in Florida pursuant to a purchase option exercise and in which the Company had an aggregate net investment of $7.4 million. The sales price was approximately $11.9 million comprised of $11.7 million in net cash proceeds and closing costs of $0.2 million. The Company recognized a $4.3 million gain on the disposal of this property that was previously classified as held for sale;

•
an 82,000 square foot inpatient rehabilitation facility in Alabama pursuant to a purchase option exercise and in which the Company had an aggregate net investment of $11.2 million. The sales price was approximately $17.5 million comprised of $17.4 million in net cash proceeds and closing costs of $0.1 million. The Company recognized a $6.2 million gain on the disposal of this property that was previously classified as held for sale;

•
a 76,324 square foot inpatient rehabilitation facility in Pennsylvania pursuant to a purchase option exercise in which the Company had an aggregate net investment of $12.2 million. The sales price was approximately $17.6 million comprised of $17.3 million in net cash proceeds and closing costs of $0.3 million. The Company recognized a $5.1 million gain on the disposal of this property. This property was not previously classified as held for sale;

•
a 79,560 square foot inpatient rehabilitation facility in Pennsylvania pursuant to a purchase option exercise in which the Company had an aggregate net investment of $12.6 million. The sales price was approximately $17.6 million comprised of $17.2 million in net cash proceeds and closing costs of $0.4 million. The Company recognized a $4.6 million gain on the disposal of this property. This property was not previously classified as held for sale;

•
a 14,322 square foot medical office building in Florida in which the Company had an aggregate net investment of $0.8 million, including the impact of impairment charges prior to the sale of $0.1 million. The sales price and net cash proceeds received were approximately $0.8 million. This property was previously classified as held for sale;

•
a 57,580 square foot medical office building in North Carolina in which the Company had an aggregate net investment of $13.4 million. The sales price and net cash proceeds received were approximately $17.6 million. The Company recorded a $2.1 million gain on the disposal, net of approximately $2.1 million of straight-line rent receivables, prepaid ground lease payments and above-market lease intangibles which were written off. This property was not previously classified as held for sale; and

•
a 10,593 square foot medical office building in Alabama in which the Company had an aggregate net investment of $1.4 million. The sales price and net cash proceeds received were approximately $1.9 million. The Company recorded a $0.5 million gain on the disposal of this property that was previously classified as held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s 2013 dispositions follows:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Company-financed Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage
Real estate dispositions
Texas (land)	3/25/13	$5.0	$(0.2)	$(3.7)	$1.1	$8.1	$—	$(3.3)	—
Tennessee (1)(4)	4/30/13	0.6	—	(0.6)	—	0.4	—	0.2	17,696
Texas	5/15/13	1.3	(0.1)	—	1.2	0.9	—	0.3	8,000
Texas (1)	5/24/13	3.2	(0.2)	—	3.0	3.0	—	—	100,920
Iowa (2) (3)	6/3/13	6.9	—	—	6.9	5.3	0.2	1.4	31,725
Florida (1)	7/15/13	11.9	(0.2)	—	11.7	7.4	—	4.3	62,782
Alabama (1)	7/31/13	17.5	(0.1)	—	17.4	11.2	—	6.2	82,000
Pennsylvania	9/30/13	17.6	(0.3)	—	17.3	12.2	—	5.1	76,324
Pennsylvania	9/30/13	17.6	(0.4)	—	17.2	12.6	—	4.6	79,560
Florida (1)	10/31/13	0.8	—	—	0.8	0.8	—	—	14,322
North Carolina	12/5/13	17.6	—	—	17.6	13.4	2.1	2.1	57,580
Alabama (1)	12/31/13	1.9	—	—	1.9	1.4	—	0.5	10,593
Total dispositions		101.9	(1.5)	(4.3)	96.1	76.7	2.3	21.4	541,502
Mortgage note repayments		—	—	0.6	0.6	—	—	—	—
		$101.9	$(1.5)	$(3.7)	$96.7	$76.7	$2.3	$21.4	541,502
______

(1)	Previously included in assets held for sale.

(2)	Includes two properties.

(3)	The Company repaid a mortgage note payable of $1.1 million upon sale and incurred debt extinguishment costs of $0.3 million.

(4)	The Company-financed mortgage note receivable was repaid in October 2013.
2013 Company-Financed Mortgage Notes
During 2013, the Company originated the following Company-financed mortgage notes receivable in disposal transactions discussed in the "2013 Real Estate Asset Dispositions" section above:

•
$3.7 million with the purchaser of the 15.1 acres of land located in Texas that were sold in March 2013. The mortgage note receivable bears interest of 5.0% in the first year and 6.0% in the second year and matures in March 2015. In addition to the scheduled interest payments, the Company has received $1.8 million in cash payments to reduce the principal balance; and

•
$0.6 million with the purchaser of a medical office building in Tennessee that was sold in April 2013 that matures on April 30, 2018 and bears interest at 7.5% per annum. This note was repaid in October 2013.

2013 Noncontrolling Interest Contribution
During 2013, the Company received $1.8 million in capital contributions from a 40% noncontrolling interest holder in a partnership that owns a medical office building and parking garage in Texas. The partnership (HRP MAC III, LLC), in which the Company holds a 60% majority controlling interest, is the borrower under a term loan from the Company of approximately $14.2 million, secured by the real estate assets, that matures in January 2016 and bears interest at 5.35%. These buildings, which were constructed by the Company, were completed in July 2012 and were previously subject to a construction mortgage note totaling $13.7 million. The Company's equity in and term loan to the partnership are eliminated in consolidation.
2012 Real Estate Asset Dispositions
During 2012, the Company disposed of the following real estate assets:

•
a 14,748 square foot on-campus medical office building and an 18,978 square foot off-campus medical office building, both in Texas, in which the Company had an aggregate net investment of approximately $2.5 million. The sales price for the two properties was approximately $3.5 million, which included $0.4 million in net cash proceeds, the origination of a $3.0 million Company-financed mortgage note receivable as discussed below in “Company-Financed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mortgage Notes," and closing costs of approximately $0.1 million. The Company recognized a $0.9 million net gain on the disposal;

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

•
a 33,895 square foot off-campus medical office building in Florida in which the Company had a net investment of approximately $0.5 million, including the impact of impairment charges prior to the sale of $1.7 million. The sales price and net cash proceeds received from the sale were approximately $0.5 million;

•
an 82,664 square foot off-campus medical office building in Texas, in which the Company had a net investment of approximately $4.8 million, including the impact of impairment charges prior to the sale of $2.8 million. The sales price for the building was approximately $4.7 million, which included the origination of a $4.5 million Company-financed mortgage note receivable as discussed below in “Company-Financed Mortgage Notes," and closing costs of approximately $0.2 million. The Company recognized a $0.4 million impairment on the disposal, including the write-off of straight-line rent receivables;

•
an 18,476 square foot off-campus medical office building in Tennessee, in which the Company had a net investment of approximately $0.8 million, including the impact of impairment charges prior to the sale of $0.9 million. The sales price for the building was approximately $0.9 million, which included net cash proceeds of approximately $0.8 million and closing costs of approximately $0.1 million;

•
four off-campus medical office buildings and one on-campus medical office building totaling 272,571 square feet, located in Florida, in which the Company had a net aggregate investment of approximately $31.2 million, were sold to a single buyer. The sales price for the buildings was approximately $33.3 million, which included net cash proceeds of $28.7 million, the origination of a $3.7 million Company-financed mortgage note, a $0.6 million contingent liability, and closing costs of approximately $0.3 million. The Company recognized a $0.1 million impairment on the disposal, including the write-off of straight-line rent receivables. These properties were not previously classified as held for sale;

•
a 16,578 square foot on-campus medical office building in Texas, in which the Company had an aggregate net investment of approximately $0.5 million, including the impact of impairment charges prior to the sale of $0.4 million. The sales price for the building was approximately $0.6 million, which included net cash proceeds of approximately $0.5 million and closing costs of approximately $0.1 million;

•
an 8,990 square foot off-campus medical office building in Florida, in which the Company had an aggregate net investment of approximately $0.9 million, including the impact of impairment charges prior to the sale of $0.8 million. The sales price and net cash proceeds for the building were approximately $0.5 million. The Company recognized a $0.4 million impairment on the disposal;

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

•
a 31,650 square foot on-campus medical office building and a 9,168 square foot medical office building, both in Iowa, in which the Company had an aggregate net investment of approximately $6.7 million. The sales price and net cash proceeds for the two properties were approximately $8.0 million. The Company recognized a $1.2 million gain on the disposal. These properties were not previously classified as held for sale; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
a 62,271 square foot on-campus medical office building in Florida, in which the Company had an aggregate net investment of approximately $9.7 million. The sales price for the building was approximately $2.1 million, which included net cash proceeds of approximately $2.0 million and closing costs of approximately $0.1 million. The Company recognized a $7.7 million impairment on the disposal. This property was not previously classified as held for sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s 2012 dispositions follows:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Company-financed Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage
Real estate dispositions
Texas (1) (2) (3)	1/10/12	$3.5	$(0.1)	$(3.0)	$0.4	$2.5	$—	$0.9	33,726
Florida (1)	1/19/12	7.2	(1.5)	—	5.7	3.0	0.2	2.5	35,752
Florida (1)	3/2/12	0.5	—	—	0.5	0.5	—	—	33,895
Texas (1) (4)	3/16/12	4.7	(0.2)	(4.5)	—	4.8	0.1	(0.4)	82,664
Tennessee (1)	4/13/12	0.9	(0.1)	—	0.8	0.8	—	—	18,476
Florida (5)	4/18/12	33.3	(0.9)	(3.7)	28.7	31.2	1.3	(0.1)	272,571
Texas (1)	7/20/12	0.6	(0.1)	—	0.5	0.5	—	—	16,578
Florida (1)	8/22/12	0.5	—	—	0.5	0.9	—	(0.4)	8,990
Texas	8/27/12	21.4	(2.4)	—	19.0	12.0	0.7	6.3	80,740
Florida (2)	9/14/12	8.8	(0.1)	—	8.7	10.8	0.4	(2.5)	71,345
Iowa (2)	12/12/12	8.0	—	—	8.0	6.7	0.1	1.2	40,818
Florida	12/17/12	2.1	(0.1)	—	2.0	9.7	—	(7.7)	62,271
		91.5	(5.5)	(11.2)	74.8	83.4	2.8	(0.2)	757,826
Mortgage note repayments		—	—	24.7	24.7	—	—	—	—
Deconsolidation of VIE (6)		—	—	—	35.1	38.2	(3.4)	0.3	113,602
		$91.5	$(5.5)	$13.5	$134.6	$121.6	$(0.6)	$0.1	871,428
 ______

(1)	Previously included in assets held for sale.

(2)	Includes two properties.

(3)	The Company-financed mortgage note was repaid in November 2012.

(4)	The Company-financed mortgage note was repaid in April 2012.

(5)	Includes five properties.

(6)
"Other" includes construction liabilities transferred upon deconsolidation. "Gain" includes $0.4 million of net mortgage interest income recognized, partially offset by $0.1 million of general and administrative overhead expense that had been capitalized into the project that was reversed upon deconsolidation.

2012 Company-Financed Mortgage Notes
During 2012, the Company originated the following Company-financed mortgage notes receivable in disposal transactions discussed in the "2012 Real Estate Asset Dispositions" section above:

•
$3.0 million with the purchaser of two medical office buildings located in Texas that were sold in January 2012. This note was interest only with a stated fixed interest rate of 7.25% and a maturity date in January 2014. This note was repaid in November 2012;

•
$4.5 million with the purchaser of a medical office building located in Texas that was sold in March 2012. This note was interest only with a stated fixed interest rate of 7.25% and a maturity date in March 2015. This note was repaid in April 2012; and

•
$3.7 million with the purchaser related to two of five medical office buildings located in Florida that were sold in April 2012. This note is interest only with a stated fixed interest rate of 7.5% and matures in April 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Mortgage Notes Receivable
All of the Company’s mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loans are carried at amortized cost. Also, all of the Company’s mortgage notes receivable are secured by existing buildings or buildings under construction. Approximately $58.7 million and $78.3 million, respectively, were funded on existing construction mortgage loans during the years ended December 31, 2013 and 2012. A summary of the Company’s mortgage notes receivable is shown in the table below:

					Balance as of December 31,
State	Property Type (1)	Face Amount	Interest Rate	Maturity Date	2013	2012
(dollars in thousands)
Construction mortgage notes:
Oklahoma	MOB	$94,889	7.72%	09/30/14	$79,969	$56,842
Missouri	Inpatient	111,400	8.17%	12/31/13	—	61,599
Total construction mortgage notes					79,969	118,441

Other mortgage notes:
Iowa	Other	$40,000	7.70%	01/10/14	39,973	40,000
Florida	MOB	3,750	7.50%	04/10/15	3,750	3,750
Texas	Land	3,666	5.00%-6.00%	03/25/15	1,855	—
Total other mortgage notes					45,578	43,750

Total Mortgage notes receivable					$125,547	$162,191
______
(1) MOB - Medical office building.
Construction Mortgage Note Fundings
During 2013, the Company funded $58.7 million on two construction mortgage notes for build-to-suit facilities leased to Mercy Health based in St. Louis, Missouri. Details on the two projects are as follows:

•
At December 31, 2013, the Company had a construction mortgage note receivable on a medical office building under construction in Oklahoma. The Company provided $23.1 million in fundings during 2013, bringing cumulative fundings to date to $80.0 million. This project, which was originally scheduled to be completed in July 2013, sustained tornado damage in late May 2013. The tornado damage caused a delay in the completion date, and while subject to change, is now expected to be completed by June 2014. Builder's risk insurance is expected to fund the total scope of necessary repairs. The Company will continue to recognize mortgage interest income through the delayed completion and expects to receive interest payments in cash from insurance proceeds. The interest rate on this construction mortgage note increased effective October 1, 2013 from 6.75% to 7.72%. Approximately $14.9 million remained available under the loan at December 31, 2013. The Company expects the remaining funding to complete the project to be $11.2 million. Upon completion, the Company will acquire the property for an expected purchase price of $91.2 million, subject to change based on the final project costs.

•
In September 2013, the Company acquired an orthopedic facility in Missouri for $102.6 million, including the elimination of the construction mortgage note receivable totaling $97.2 million and cash consideration of approximately $5.4 million. The facility is 100% leased to Mercy Health. The Company provided $35.6 million in fundings toward the facility under a construction mortgage note during 2013. See Note 4 for details regarding the Company's acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mortgage Note Receivable Default
The Company holds a $40.0 million loan that is secured by a first position mortgage on a multi-tenant office building in Iowa that is 93% leased. Interest only payments at a fixed rate of 7.7% were due, and paid, through the maturity of the loan on January 10, 2014. In addition, an exit fee of $1.5 million was due upon maturity of the loan. The borrower has not made the balloon principal and exit fee payments at maturity. The borrower has agreed to transfer its interest the property to the Company in satisfaction of the debt. Cash flows from operations of the property continue to cover monthly interest payments. Management believes the fair value of the property that secures the mortgage loan equals or exceeds the carrying value of the mortgage note receivable and expects that cash flows from operations will continue to provide a return to the Company at a rate greater than the fixed interest payments due prior to maturity.
6. Discontinued Operations
Assets and liabilities of properties sold or classified as held for sale on the Company’s Consolidated Balance Sheets, and the results of operations of such properties are included in discontinued operations on the Company’s Consolidated Statements of Operations for all periods presented. As of December 31, 2013 and 2012, the Company had three and one properties, respectively, classified as held for sale. The property classified as held for sale as of December 31, 2012 was sold during 2013 and the Company recorded an immaterial gain on the sale of this property. This disposition is discussed in more detail in Note 4.
The tables below reflect the assets and liabilities of the properties classified as held for sale and discontinued operations as of December 31, 2013 and 2012 and the results of operations of the properties included in discontinued operations on the Company’s Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

	December 31,
(Dollars in thousands)	2013	2012
Balance Sheet data (as of the period ended):
Land	$1,578	$3,835
Buildings, improvements and lease intangibles	15,400	5,566
Personal property	—	207
	16,978	9,608
Accumulated depreciation	(10,211)	(6,303)
Assets held for sale, net	6,767	3,305
Other assets, net (including receivables)	85	32
Assets of discontinued operations, net	85	32
Assets held for sale and discontinued operations, net	$6,852	$3,337
Accounts payable and accrued liabilities	$1,091	$99
Other liabilities	21	32
Liabilities of discontinued operations	$1,112	$131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
Statements of Operations data (for the period ended):
Revenues (1)
Rental income	$8,229	$17,947	$23,628
Other operating	4	20	56
	8,233	17,967	23,684
Expenses (2)
Property operating	1,836	3,712	5,433
General and administrative	1	9	10
Depreciation	1,653	4,698	7,019
Amortization	63	147	121
Bad debt, net of recoveries	1	(1)	91
	3,554	8,565	12,674
Other Income (Expense) (3)
Loss on extinguishment of debt	(270)	—	—
Interest expense	(40)	(97)	(100)
Interest and other income, net	53	169	111
	(257)	72	11
Income from Discontinued Operations	4,422	9,474	11,021
Impairments (4)	(9,889)	(14,908)	(6,697)
Gain on sales of real estate properties (5)	24,718	10,874	7,035
Income from Discontinued Operations	$19,251	$5,440	$11,359
Income from Discontinued Operations per Common Share - Basic	$0.21	$0.07	$0.16
Income from Discontinued Operations per Common Share - Diluted	$0.21	$0.07	$0.16
______

(1)
Total revenues for the years ended December 31, 2013, 2012 and 2011 included $7.0 million, $16.2 million and $22.1 million, respectively, related to properties sold; and $1.2 million, $1.8 million and $1.6 million, respectively, related to three properties held for sale as of December 31, 2013.

(2)
Total expenses for the years ended December 31, 2013, 2012 and 2011 included $2.1 million, $7.4 million and $12.0 million, respectively, related to properties sold; and $1.5 million, $1.2 million and $0.7 million, respectively, related to three properties held for sale as of December 31, 2013.

(3)	Other income (expense) for the years ended December 31, 2013, 2012, and 2011 included income related to properties sold.

(4)
Impairments for the year ended December 31, 2013 included the following: $3.3 million related to the sale of a land parcel; $0.4 million related to two properties classified to held for sale and subsequently sold for a gain; and $6.2 million related to three properties held for sale; December 31, 2012 included $11.1 million related to 12 properties sold and $3.8 million related to one property held for sale; and December 31, 2011 included $1.7 million related to two properties sold and $5.0 million related to five properties held for sale.

(5)	Gain on sales of real estate properties for the years ended December 31, 2013, 2012 and 2011 included gains on the sale of 12, seven and three properties, respectively.
7. Impairment Charges
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
The Company recorded impairment charges on properties sold or classified as held for sale, which are included in discontinued operations, for the years ended December 31, 2013, 2012 and 2011 totaling $9.9 million, $14.9 million and $6.7 million, respectively. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2013, the Company recorded impairment charges of approximately $3.3 million on one land parcel sold and approximately $6.6 million on five properties classified as held for sale during the third quarter of 2013. Two of the five properties were subsequently sold in the fourth quarter of 2013 resulting in gains.
During 2012, the Company recorded impairment charges totaling approximately $11.1 million on 12 properties that the Company sold during 2012 and $3.8 million on a property classified as held for sale.
During 2011, the Company recorded impairment charges totaling approximately $4.7 million on four properties that the Company decided to sell during the year, approximately $1.7 million on two properties sold in 2011, and $0.3 million on a property classified as held for sale.
8. Other Assets
Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, deferred financing costs and receivables. In addition to the items previously listed, the Company reclassified non-real estate assets during 2013 from "Real estate properties" to "Other assets, net". See Note 1 "Reclassifications" for additional information. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2013 and 2012 are detailed in the table below:

	December 31,
(Dollars in millions)	2013	2012
Prepaid assets	$55.3	$50.7
Straight-line rent receivables	42.2	34.7
Additional long-lived assets, net	15.9	4.3
Above-market intangible assets, net	14.4	12.7
Deferred financing costs, net	11.7	10.6
Accounts receivable	7.0	6.1
Allowance for uncollectible accounts	(0.5)	(0.7)
Goodwill	3.5	3.5
Customer relationship intangible assets, net	2.0	2.0
Investment in unconsolidated LLC - cost method	—	1.3
Other	2.0	1.8
	$153.5	$127.0
Cost Method Investment
On December 31, 2013, the Company sold its $1.3 million investment in an unconsolidated LLC that had investments in real estate properties resulting in a gain of approximately $1.5 million. This gain is included in the "Other income (expense)" section of the Company's Consolidated Statements of Operations. The Company accounted for this investment under the cost method and recognized income related to distributions received from this investment of approximately $0.5 million, $0.4 million and $0.7 million, respectively, for the years ended December 31, 2013, 2012 and 2011 that are included in "Interest and other income, net" on the Company’s Consolidated Statements of Operations. The Company's investment is included for the prior year in "Other assets, net" on the Company’s Consolidated Balance Sheets as reflected in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, deferred financing costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2013 and 2012 consisted of the following:

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Avg. Life (Years)	Balance Sheet Classification
(Dollars in millions)	2013	2012	2013	2012
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets
Deferred financing costs	16.4	17.6	4.7	7.0	5.0	Other assets
Above-market lease intangibles	17.3	14.8	2.9	2.1	48.4	Other assets
Customer relationship intangibles	2.6	2.6	0.6	0.6	29.6	Other assets
Below-market lease intangibles	(8.9)	(6.8)	(4.1)	(1.9)	13.5	Other liabilities
At-market lease intangibles	118.6	66.4	76.2	24.6	6.7	Real estate properties
	$149.5	$98.1	$80.3	$32.4	14.8
The following table represents expected amortization of the Company’s intangible assets and liabilities, in place as of December 31, 2013:

(Dollars in millions)	Future Amortization of Intangibles
2014	$13.3
2015	$10.7
2016	$9.7
2017	$6.6
2018	$4.8
10. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	December 31,		Maturity Dates	Contractual Interest Rates	Principal Payments	Interest Payments
(Dollars in thousands)	2013	2012
Unsecured Credit Facility	$238,000	110,000	4/17	LIBOR + 1.40%	At maturity	Quarterly
Senior Notes due 2014, net of discount	—	264,522	4/14	5.125%	At maturity	Semi-Annual
Senior Notes due 2017, net of discount	299,008	298,728	1/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021, net of discount	397,578	397,307	1/21	5.750%	At maturity	Semi-Annual
Senior Notes due 2023, net of discount	248,077	—	4/23	3.750%	At maturity	Semi-Annual
Mortgage notes payable, net of discount and including premiums	165,796	222,487	11/14-10/30	5.00%-7.63%	Monthly	Monthly
	$1,348,459	$1,293,044
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2013, the Company was in compliance with its financial covenant provisions under its various debt instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unsecured Credit Facility due 2017
On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility ("Unsecured Credit Facility") with a syndicate of 17 lenders. On February 15, 2013, the Company amended the facility to extend the original maturity date to April 14, 2017. The amendment also provides the Company with two six-month extension options that could extend the maturity date to April 14, 2018. Each option is subject to an extension fee of 0.075% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.95% to 1.75% (1.4% as of December 31, 2013). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.15% to 0.35% (0.30% as of December 31, 2013). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $2.7 million, which will be amortized over the term of the facility. The Company wrote-off certain unamortized deferred financing costs of the original facility of approximately $0.3 million upon execution of the amendment. As of December 31, 2013, the Company had $238.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.57% and a remaining borrowing capacity of approximately $462.0 million.
Senior Notes due 2014 Redemption
On April 18, 2013, the Company redeemed its unsecured senior notes due 2014 (the "Senior Notes due 2014") at a redemption price equal to the aggregate of $277.3 million, consisting of outstanding principal of $264.7 million, accrued interest as of the redemption date of $0.7 million, and a "make-whole" amount of approximately $11.9 million for the early extinguishment of debt. The Senior Notes due 2014, issued in 2004, bore an interest rate at 5.125% per annum and were due to mature on April 1, 2014. The unaccreted discount of approximately $0.2 million and deferred financing costs of approximately $0.2 million were written off upon redemption. The Company recognized a loss on early extinguishment of debt of approximately $12.3 million related to the redemption. The following table reconciles the balance of the Senior Notes due 2014 on the Company's Consolidated Balance Sheets as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Senior Notes due 2014 face value	$—	$264,737
Unaccreted discount	—	(215)
Senior Notes due 2014 carrying amount	$—	$264,522
Senior Notes due 2017
On December 4, 2009, the Company publicly issued $300.0 million of unsecured senior notes due 2017 (the "Senior Notes due 2017"). The Senior Notes due 2017 bear interest at 6.50%, payable semi-annually on January 17 and July 17, and are due on January 17, 2017, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.0 million, which yielded a 6.618% interest rate per annum upon issuance. For the years ended December 31, 2013, 2012 and 2011, the Company amortized approximately $0.3 million, $0.3 million and $0.2 million, respectively, of the discount which is included in interest expense on the Company’s Consolidated Statements of Operations.

The Company's board of directors has authorized the repurchase of up to $50 million of the Company's Senior Notes due 2017 in open market transactions from time to time. The Company currently has no specific timeframe within which to purchase these notes and has no obligation to repurchase any notes prior to maturity.

The following table reconciles the balance of the Senior Notes due 2017 on the Company’s Consolidated Balance Sheets as of December 31, 2013 and 2012.

	December 31,
(Dollars in thousands)	2013	2012
Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(992)	(1,272)
Senior Notes due 2017 carrying amount	$299,008	$298,728
Senior Notes due 2021
On December 13, 2010, the Company publicly issued $400.0 million of unsecured senior notes due 2021 (the "Senior Notes due 2021"). The Senior Notes due 2021 bear interest at 5.75%, payable semi-annually on January 15 and July 15, beginning July 15, 2011, and are due on January 15, 2021, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $3.2 million, which yielded a 5.855% interest rate per annum upon issuance. For the years ended December 31, 2013, 2012 and 2011, the Company amortized approximately $0.3 million, $0.3 million and $0.2 million, respectively, of the discount which is included in interest expense on the Company’s Consolidated Statement of Operations. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

following table reconciles the balance of the Senior Notes due 2021 on the Company’s Consolidated Balance Sheets as of December 31, 2013 and 2012.

	December 31,
(Dollars in thousands)	2013	2012
Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(2,422)	(2,693)
Senior Notes due 2021 carrying amount	$397,578	$397,307
Senior Notes due 2023
On March 26, 2013, the Company publicly issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023"). The Senior Notes due 2023 bear interest at 3.75%, payable semi-annually on April 15 and October 15, beginning October 15, 2013, and are due on April 15, 2023, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.1 million, which yielded a 3.849% interest rate per annum upon issuance. For the year ended December 31, 2013, the Company amortized approximately $0.1 million of the discount which is included in interest expense on the Company’s Consolidated Statement of Operations. The following table reconciles the balance of the Senior Notes due 2023 on the Company’s Consolidated Balance Sheets as of December 31, 2013.

(Dollars in thousands)	December 31, 2013
Senior Notes due 2023 face value	$250,000
Unaccreted discount	(1,923)
Senior Notes due 2023 carrying amount	$248,077
Mortgage Notes Payable
In June 2013, the Company prepaid in full a secured loan from Teachers Insurance and Annuity Association of America bearing an interest rate of 7.25% at an amount equal to $94.3 million, consisting of outstanding principal of $77.0 million, accrued interest as of the redemption date of $0.5 million and a prepayment penalty of approximately $16.8 million. The unamortized deferred financing costs on this loan of $0.5 million were written off upon repayment. The Company recognized a loss on early extinguishment of debt of approximately $17.4 million related to this prepayment.

The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2013 and 2012. For the years ended December 31, 2013, 2012 and 2011, the Company amortized approximately $0.4 million, $0.3 million and $0.7 million, respectively, of the net discount on the mortgage notes payable which is included in interest expense on the Company’s Consolidated Statement of Operations.

	December 31,
(Dollars in thousands)	2013	2012
Mortgage notes payable principal balance	$166,684	$225,242
Unaccreted discount, net of premium	(888)	(2,755)
Mortgage notes payable carrying amount	$165,796	$222,487

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the Company’s mortgage notes payable, with related collateral.

	Original Balance	Effective Interest Rate (21)	Maturity Date	Collateral (22)	Principal and Interest Payments (20)	Investment in Collateral at December 31,	Balance at December 31,
(Dollars in millions)						2013	2013	2012
Life Insurance Co.	$4.7	7.77%	1/17	MOB	Monthly/20-yr amort.	$11.9	$1.2	$1.6
Commercial Bank	1.8	5.55%	10/30	OTH	Monthly/27-yr amort.	7.9	1.5	1.6
Life Insurance Co.	15.1	5.49%	1/16	MOB	Monthly/10-yr amort.	34.4	12.3	12.7
Commercial Bank (1)	17.4	6.48%	5/15	MOB	Monthly/10-yr amort.	20.0	14.7	14.6
Commercial Bank (2)	12.0	6.11%	7/15	2 MOBs	Monthly/10-yr amort.	19.5	10.0	9.9
Commercial Bank (3)	15.2	7.65%	7/20	MOB	(19)	20.2	12.7	12.8
Life Insurance Co. (4)	1.5	6.81%	7/16	MOB	Monthly/9-yr amort.	—	—	1.1
Commercial Bank (5)	12.9	6.43%	2/21	MOB	Monthly/12-yr amort.	20.7	11.1	11.3
Investment Fund (6)	80.0	7.25%	12/16	15 MOBs	Monthly/30-yr amort.	—	—	77.5
Life Insurance Co.	7.0	5.53%	1/18	MOB	Monthly/15-yr amort.	14.7	2.5	3.0
Investment Co. (7)	15.9	6.55%	4/13	MOB	Monthly/30-yr amort.	—	—	14.9
Investment Co.	4.6	5.25%	9/15	MOB	Monthly/10-yr amort.	7.0	4.2	4.2
Life Insurance Co. (8)	13.9	4.70%	1/16	MOB	Monthly/25-yr amort.	26.5	11.5	11.9
Life Insurance Co. (9)	21.5	4.70%	8/15	MOB	Monthly/25-yr amort.	44.2	17.4	18.1
Insurance Co. (10)	7.3	5.10%	12/18	MOB	Monthly/25-yr amort.	14.6	7.0	7.3
Commercial Bank (11)	8.1	4.54%	8/16	MOB	Monthly/10-yr amort.	15.6	7.6	7.8
Life Insurance Co. (12) (13)	5.3	4.06%	11/14	MOB	Monthly/25-yr amort.	11.7	4.3	4.5
Life Insurance Co. (14)	3.1	4.06%	11/14	MOB	Monthly/25-yr amort.	6.2	2.5	2.6
Life Insurance Co. (15)	7.9	4.00%	8/20	MOB	Monthly/15-yr amort.	20.7	4.6	5.1
Commercial Bank (16)	15.0	5.25%	4/27	MOB	Monthly/20-yr amort	33.3	12.5	—
Commercial Bank (17)	18.3	5.00%	12/16	MOB	Monthly/30-yr amort	33.0	17.0	—
Commercial Bank (18)	13.1	5.00%	4/16	MOB	Monthly/25-yr amort	20.1	11.2	—
						$382.2	$165.8	$222.5
______

(1)	The unaccreted portion of a $2.7 million discount recorded on this note upon acquisition is included in the balance above.

(2)	The unaccreted portion of a $2.1 million discount recorded on this note upon acquisition is included in the balance above.

(3)	The unaccreted portion of a $2.4 million discount recorded on this note upon acquisition is included in the balance above.

(4)	The Company repaid this mortgage note payable upon the sale of the building in June 2013. See Note 4 for additional information.

(5)	The unaccreted portion of a $1.0 million discount recorded on this note upon acquisition is included in the balance above.

(6)	The Company prepaid this mortgage note payable in June 2013 resulting in a loss on extinguishment of debt of $17.4 million.

(7)	The Company repaid this mortgage note payable in February 2013.

(8)	The unamortized portion of a $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(9)	The unamortized portion of a $0.4 million premium recorded on this note upon acquisition is included in the balance above.

(10)	The unamortized portion of the $0.6 million premium recorded on this note upon acquisition is included in the balance above.

(11)	The unamortized portion of the $0.5 million premium recorded on this note upon acquisition is included in the balance above.

(12)	Balance consists of two notes secured by the same building.

(13)	The unamortized portions of the $0.3 million premium recorded on these notes upon acquisition are included in the balance above.

(14)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(15)	The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(16)	The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.

(17)	The unamortized portion of the $0.5 million premium recorded on this note upon acquisition is included in the balance above.

(18)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(19)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity.

(20)	Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).

(21)	The contractual interest rates for the twenty outstanding mortgage notes ranged from 5.0% to 7.6% as of December 31, 2013.

(22)	MOB-Medical office building; OTH-Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2013 were as follows:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Notes and Bonds Payable	%
2014	$12,334	$(1,031)	$11,303	0.8%
2015	50,527	(858)	49,669	3.7%
2016	58,380	(714)	57,666	4.3%
2017	540,844	(721)	540,123	40.1%
2018	8,042	(751)	7,291	0.5%
2019 and thereafter	684,557	(2,150)	682,407	50.6%
	$1,354,684	$(6,225)	$1,348,459	100.0%
______

(1)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2017, Senior Notes due 2021, Senior Notes due 2023, and fifteen mortgage notes payable.
11. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2013 as follows:

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	87,514,336	77,843,883	66,071,424
Issuance of common stock	8,293,369	9,275,895	11,681,392
Non-vested stock-based awards, net of forfeitures	116,634	394,558	91,067
Balance, end of year	95,924,339	87,514,336	77,843,883
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
At-The-Market Equity Offering Program
The Company has in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The following table details the shares sold under this program.

	Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2013	5,207,871	$24.19 - $30.49	$140.6
2012	—	—	$—
2011	11,648,700	$20.27 - $23.63	$251.6
There are 5,391,400 authorized shares remaining available to be sold under the Company's existing sales agreements.
Dividends Declared
During 2013, the Company declared and paid common stock dividends aggregating $1.20 per share ($0.30 per share per quarter).
On February 4, 2014, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on February 28, 2014 to stockholders of record on February 18, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Authorization to Repurchase Common Stock
The Company’s Board of Directors has authorized management to repurchase up to 3,000,000 shares of the Company’s common stock. As of December 31, 2013, the Company had not repurchased any shares under this authorization. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.
Accumulated Other Comprehensive Income (Loss)
During the years ended December 31, 2013 and 2012, the Company recorded a reduction to future benefit obligations related to its pension plan of $2.1 million and $1.2 million, respectively, resulting in a decrease to Other liabilities and an offsetting reduction to Accumulated other comprehensive income (loss) which is included in Stockholders’ equity on the Company’s Consolidated Balance Sheet.

The following table represents the amounts reclassified out of Accumulated other comprehensive income (loss) related to the Company's pension plan during the twelve months ended December 31, 2013 and 2012:

	Twelve Months Ended December 31,
	2013	2012
Beginning balance	$(2,092)	$(3,332)
Other comprehensive income before reclassifications	1,952	973
Amounts reclassified from accumulated other comprehensive income (loss)	191	267
Net current-period other comprehensive income	2,143	1,240
Ending balance	$51	$(2,092)

The following table represents the details regarding the reclassifications from Accumulated other comprehensive income (loss) related to the Company's pension plan during the twelve months ended December 31, 2013:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
(Dollars in thousands)
Prior service costs	$(1,189)	General and administrative expenses
Actuarial gains	1,380	General and administrative expenses
	$191
12. Benefit Plans
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
In December 2008, the Company froze the maximum annual benefits payable to a single participant under the plan at $0.9 million, plus cost of living increases, which resulted in a curtailment of benefits under the retirement plan for the Company’s chief executive officer. In 2008, the officers under the plan elected the manner in which they would receive retirement benefits upon retirement. The Company’s chief executive officer agreed to receive his retirement benefits under the plan in installment payments upon retirement, rather than in a lump sum. Of the two remaining officers in the plan, one has elected to receive benefits in monthly installments and one has elected a lump-sum payment upon retirement.
As of December 31, 2013, only the Company’s chief executive officer was eligible to retire under the plan. Upon retirement, the chief executive officer will be paid annual installments of approximately $0.9 million, increasing annually based on CPI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net periodic benefit cost for the Executive Retirement Plan for the three years in the period ended December 31, 2013 is comprised of the following:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Service cost	$86	$77	$69
Interest cost	597	725	856
Amortization of prior service cost	(1,189)	(723)	—
Amortization of net gain	1,380	990	929
	874	1,069	1,854
Net gain recognized in Accumulated other comprehensive income (loss)	(2,143)	(1,240)	(1,937)
Total recognized in net periodic benefit gain and Accumulated other comprehensive income (loss)	$(1,269)	$(171)	$(83)
The Company estimates that approximately $0.7 million of the amounts included in Accumulated other comprehensive income (loss) will be amortized to expense in 2014.
The Executive Retirement Plan is unfunded, and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations as of December 31, 2013 and 2012.

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Benefit obligation at beginning of year	$15,201	$15,414
Service cost	86	77
Interest cost	597	725
Benefits paid	(42)	(42)
Unrecognized prior service cost	—	(2,120)
Actuarial (gain) loss, net	(1,952)	1,147
Benefit obligation at end of year	$13,890	$15,201
Amounts recognized in the Consolidated Balance Sheets are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Net liabilities included in other liabilities	$(13,941)	$(13,109)
Amounts recognized in accumulated other comprehensive income (loss)	51	(2,092)
The Company's assumed discount rates and compensation increases, which are used to measure the year-end benefit obligations and earnings for the subsequent year related to the Executive Retirement Plan are detailed in the following table for the three years ended December 31, 2013:

	2013	2012	2011
Discount rates	4.92%	3.91%	4.69%
Compensation increases	2.7%	2.7%	2.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Stock and Other Incentive Plans

Stock Incentive Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Incentive Plan authorizes the Company to issue 2,390,272 shares of common stock to its employees and directors. The Incentive Plan will continue until terminated by the Company’s Board of Directors. As of December 31, 2013, 2012 and 2011, the Company had issued, net of forfeitures, a total of 1,693,266 shares, 1,576,632 shares and 1,182,074 shares, respectively, under the Incentive Plan for compensation-related awards to employees and directors, with a total of 697,006 authorized shares, 813,640 authorized shares and 1,208,198 authorized shares, respectively, remaining which had not been issued. Non-vested shares issued under the Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares. Compensation expense recognized during the years ended December 31, 2013, 2012 and 2011 from the amortization of the value of non-vested shares issued to employees was $4.3 million, $2.5 million and $2.2 million, respectively.

The Incentive Plan also authorizes the Company's Compensation Committee of its Board of Directors to grant restricted stock units or other performance awards to eligible employees. Such awards, if issued, will also be subject to restrictions and other conditions as determined appropriate by the Compensation Committee. Grantees of restricted stock units will not have stockholder voting rights and will not receive dividend payments. The award of performance units does not create any stockholder rights. Upon satisfaction of certain performance targets as determined by the Compensation Committee, payment of the performance units may be made in cash, shares of common stock, or a combination of cash and common stock, at the option of the Compensation Committee. As of December 31, 2013, the Company had not granted any restricted stock units or other performance awards under the Incentive Plan.

Executive Incentive Program
On July 31, 2012, the Company adopted a new Executive Incentive Program. The Executive Incentive Program was adopted to provide specific award criteria with respect to incentive awards made under the Incentive Plan subject to the discretion of the Compensation Committee. No new shares of common stock were authorized in connection with the Executive Incentive Program. Under the terms of the Executive Incentive Program, the Company's named executive officers, and certain other members of senior management beginning in 2013, may earn incentive awards in the form of cash and non-vested stock. Cash incentive awards are based on individual and Company performance. Company performance is measured over a four-quarter period against targeted financial and operational metrics set in advance by the Compensation Committee. Non-vested stock awards are based on the Company's relative total shareholder return performance over one-year and three-year periods, measured against the Company's peer group. The officers may also receive non-vested stock awards by electing to take cash incentive awards in the form of non-vested stock. The following details the awards that have been earned from this program:

•
On December 31, 2013, the Company granted performance-based awards to its five named executive officers and six senior vice presidents with a grant date fair value totaling $1.0 million, which were granted in the form of 47,709 non-vested shares, with a three-year vesting period.

•
On December 31, 2012, the Company granted performance-based awards to its five named executive officers under the Incentive Plan with a grant date fair value totaling $2.7 million, which were granted in the form of 112,132 non-vested shares, with a three-year vesting period.

Long-Term Incentive Program
In the fourth quarter of 2012, the Company granted a performance-based award under the Long-term Incentive Program adopted under the Incentive Plan (the "LTIP") totaling approximately $3.6 million, which was granted in the form of 154,696 non-vested shares. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately six years. Beginning in 2012, the Company's executive officers were no longer eligible to participate in the LTIP and beginning in 2013, six senior vice presidents were also no longer eligible to participate. No performance-based awards were released under the Incentive Plan during 2013 and 2011.

Salary Deferral Plan
The Company's salary deferral plan allows officers to elect to defer up to 50% of their base salary in the form of non-vested shares subject to long-term vesting issued under the Incentive Plan. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2013, 2012 and 2011, the Company issued 66,787 shares, 89,421 shares and 52,905 shares, respectively to its officers through the salary deferral plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-employee Directors Incentive Plan
The Company issues non-vested shares to its non-employee directors under the Incentive Plan. The directors’ shares issued generally have a three-year vesting period and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2013, 2012 and 2011, the Company issued 20,256 shares, 27,864 shares, and 27,400 shares, respectively, to its non-employee directors through the Incentive Plan. For 2013, 2012 and 2011, compensation expense resulting from the amortization of non-vested share grants to directors was approximately $0.6 million, $0.6 million, and $0.5 million.

A summary of the activity under the Incentive Plan and related information for the three years in the period ended December 31, 2013 follows:

	Year Ended December 31,
	2013	2012	2011
Stock-based awards, beginning of year	1,770,061	1,430,675	1,379,243
Granted	134,752	397,917	106,569
Vested	(116,645)	(58,531)	(44,211)
Forfeited	—	—	(10,926)
Stock-based awards, end of year	1,788,168	1,770,061	1,430,675
Weighted-average grant date fair value of:
Stock-based awards, beginning of year	$23.97	$24.42	$24.71
Stock-based awards granted during the year	$23.90	$22.35	$21.64
Stock-based awards vested during the year	$26.35	$23.99	$26.33
Stock-based awards forfeited during the year	$—	$—	$22.24
Stock-based awards, end of year	$23.81	$23.97	$24.42
Grant date fair value of shares granted during the year	$3,220,623	$8,894,424	$2,305,848
The vesting periods for the non-vested shares granted during 2013 ranged from three to eight years with a weighted-average amortization period remaining as of December 31, 2013 of approximately 4.7 years.
During 2013, 2012 and 2011, the Company withheld 18,118 shares, 3,359 shares and 4,576 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.
401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.4 million during 2013, 2012 and 2011.
Dividend Reinvestment Plan
The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2013, the Company had issued 519,465 shares under the plan of which 16,422 shares were issued in 2013, 16,732 shares were issued in 2012 and 18,791 shares were issued in 2011.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of common stock. As of December 31, 2013, 2012 and 2011, the Company had a total of 142,367 shares, 169,099 shares and 232,218 shares authorized under the Employee Stock Purchase Plan, respectively, which had not been issued or optioned. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. Cash received from employees upon exercising options under the Employee Stock Purchase Plan was approximately $1.3 million for the year ended December 31, 2013, $1.0 million for the year ended December 31, 2012, and $0.2 million for the year ended December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2013 is as follows:

	Year Ended December 31,
	2013	2012	2011
Outstanding, beginning of year	433,452	425,196	392,517
Granted	246,717	327,936	261,960
Exercised	(69,076)	(59,163)	(13,901)
Forfeited	(49,434)	(78,202)	(49,173)
Expired	(170,551)	(182,315)	(166,207)
Outstanding and exercisable, end of year	391,108	433,452	425,196
Weighted-average exercise price of:
Options outstanding, beginning of year	$16.78	$15.80	$17.99
Options granted during the year	$20.41	$15.80	$17.99
Options exercised during the year	$17.09	$16.18	$16.31
Options forfeited during the year	$17.98	$16.74	$17.12
Options expired during the year	$17.99	$18.24	$19.34
Options outstanding, end of year	$17.05	$16.78	$15.80
Weighted-average fair value of options granted during the year (calculated as of the grant date)	$5.08	$4.13	$7.61
Intrinsic value of options exercised during the year	$375,335	$439,645	$38,784
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$1,665,331	$3,132,506	$1,186,297
Exercise prices of options outstanding (calculated as of December 31)	$17.05	$16.78	$15.80
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8
The fair values for these options were estimated at the date of grant using a Black-Scholes options pricing model with the weighted-average assumptions for the options granted during the period noted in the following table. The risk-free interest rate was based on the U.S. Treasury constant maturity-nominal two-year rate whose maturity is nearest to the date of the expiration of the latest option outstanding and exercisable; the expected dividend yield was based on the expected dividends of the current year as a percentage of the average stock price of the prior year; the expected life of each option was estimated using the historical exercise behavior of employees; expected volatility was based on historical volatility of the Company’s common stock; and expected forfeitures were based on historical forfeiture rates within the look-back period.

	2013	2012	2011
Risk-free interest rates	0.25%	0.25%	0.61%
Expected dividend yields	5.17%	6.17%	5.35%
Expected life (in years)	1.35	1.46	1.48
Expected volatility	25.6%	30.3%	64.8%
Expected forfeiture rates	85%	70%	91%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the three years in the period ended December 31, 2013.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
Weighted Average Common Shares
Weighted average Common Shares outstanding	92,725,112	80,360,422	74,156,849
Non-vested shares	(1,784,485)	(1,515,582)	(1,436,702)
Weighted average Common Shares - Basic	90,940,627	78,844,840	72,720,147
Weighted average Common Shares - Basic	90,940,627	78,844,840	72,720,147
Dilutive effect of non-vested shares	—	1,144,465	—
Dilutive effect of employee stock purchase plan	—	138,578	—
Weighted average Common Shares - Diluted	90,940,627	80,127,883	72,720,147
Net Income (loss)
Income (loss) from continuing operations	$(12,268)	$95	$(11,543)
Noncontrolling interests’ share in earnings	(37)	(70)	(30)
Income (loss) from continuing operations attributable to common stockholders	(12,305)	25	(11,573)
Discontinued operations	19,251	5,440	11,359
Net income (loss) attributable to common stockholders	$6,946	$5,465	$(214)
Basic Earnings (loss) Per Common Share
Income (loss) from continuing operations	$(0.13)	$0.00	$(0.16)
Discontinued operations	0.21	0.07	0.16
Net income (loss) attributable to common stockholders	$0.08	0.07	$(0.00)
Diluted Earnings (loss) Per Common Share
Income (loss) from continuing operations	$(0.13)	$0.00	$(0.16)
Discontinued operations	0.21	0.07	0.16
Net income (loss) attributable to common stockholders	$0.08	$0.07	$(0.00)
For the years ended December 31, 2013 and 2011, non-vested shares totaling 1,288,166 and 1,013,399, respectively, and options under the Employee Stock Purchase Plan to purchase shares totaling 157,733 and 73,495, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings (loss) per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during those periods.
15. Commitments and Contingencies
Construction Mortgage Loans
As of December 31, 2013, the Company had a remaining funding commitment totaling $14.9 million on one mortgage construction loan affiliated with Mercy Health that the Company expects will be funded during 2014.
Other Construction
As of December 31, 2013, the Company had remaining funding commitments of tenant improvement allowances related to first generation tenant improvements ranging between $26.5 million and $31.7 million on properties that were acquired in 2013 or developed by the Company.

The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2013, the Company had approximately $5.5 million that is expected to be spent on tenant improvements related second generation space throughout the portfolio.
Operating Leases
As of December 31, 2013, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 44 real estate investments with expiration dates through 2101. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company’s corporate office lease currently covers approximately 30,934 square feet of rented space and expires on October 31, 2020. An amendment to this lease for expansion space consisting of approximately 5,719 square feet will commence on April 1, 2014 and will expire on October 31, 2020. Annual base rent on the corporate office lease increases approximately 3.25% annually. The Company’s ground leases generally increase annually based on increases in the consumer price index. Rental expense relating to the operating leases for the years ended December 31, 2013, 2012 and 2011 was $4.4 million, $4.3 million and $4.3 million, respectively. The Company prepaid certain of its ground leases which represented approximately $0.5 million, $0.5 million and $0.4 million of the Company’s rental expense for the years ended December 31, 2013, 2012, and 2011, respectively. The Company’s future minimum lease payments for its operating leases, excluding leases that the Company has prepaid and leases in which an operator pays or fully reimburses the Company, as of December 31, 2013 were as follows (in thousands):

2014	$4,719
2015	4,834
2016	4,894
2017	4,941
2018	4,963
2019 and thereafter	250,789
$275,140
Legal Proceedings
The Company paid $950,000 in 2013, which was accrued in general and administrative expenses at the end of 2012, in connection with the settlement of one litigation matter. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
16. Other Data
Taxable Income (unaudited)
The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders.
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
Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items.
On a tax-basis, the Company’s gross real estate assets totaled approximately $3.1 billion, $2.8 billion, and $2.7 billion, respectively, for the three years ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the Company’s consolidated net income (loss) attributable to common stockholders to taxable income for the three years ended December 31, 2013:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net income (loss) attributable to common stockholders	$6,946	$5,465	$(214)
Reconciling items to taxable income:
Depreciation and amortization	26,240	28,526	21,479
Gain or loss on disposition of depreciable assets	(3,656)	922	(85)
Impairments	6,222	3,807	4,999
Straight-line rent	(6,493)	(6,075)	(4,142)
Receivable allowances	(716)	(74)	(299)
Stock-based compensation	5,817	5,400	6,104
Other	(1,866)	8,917	4,927
	25,548	41,423	32,983
Taxable income (1)	$32,494	$46,888	$32,769
Dividends paid	$111,571	$96,356	$89,270
______
 (1) Before REIT dividend paid deduction.
Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2013.
For the three years ended December 31, 2013, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2013		2012		2011
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.27	22.2%	$0.63	52.3%	$0.34	28.5%
Return of capital	0.80	66.3%	0.56	47.1%	0.80	66.3%
Unrecaptured section 1250 gain	0.13	11.5%	0.01	0.6%	0.06	5.2%
Common stock distributions	$1.20	100.0%	$1.20	100.0%	$1.20	100.0%
State Income Taxes
The Company must pay certain state income taxes, which are included in general and administrative expense on the Company’s Consolidated Statements of Operations.
The State of Texas gross margins tax on gross receipts from operations is disclosed in the table below as an income tax because it is considered such by the Securities and Exchange Commission. In 2011, the Michigan business tax was replaced with a flat corporate income tax effective January 1, 2013 which eliminated any tax liability in Michigan. Additionally, this legislation repealed the tax associated with the Company’s deferred tax liability previously recorded, which resulted in a $0.2 million reduction of state income tax expense during 2011.
State income tax expense and state income tax payments for the three years ended December 31, 2013 are detailed in the table below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
State income tax expense:
Texas gross margins tax (1)	$649	$843	$459
Michigan gross receipts deferred tax liability	—	—	(170)
Other	23	3	193
Total state income tax expense	$672	$846	$482
State income tax payments, net of refunds and collections	$768	$627	$522
______

(1)
In the table above, income tax expense for 2012 includes $0.1 million that was recorded to the gain on sale of real estate properties sold, which is included in discontinued operations rather than general and administrative expenses on the Company’s Consolidated Statements of Operations.

17. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value as of December 31, 2013 and 2012 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses as of December 31, 2013 and 2012, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of the mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company or notes receivable entered into by the Company recently.
The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,348.5	$1,380.6	$1,293.0	$1,437.2
Mortgage notes receivable (2)	$125.5	$124.5	$162.2	$158.3
Notes receivable, net of allowances (2)	$0.1	$0.1	$0.1	$0.1
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Selected Quarterly Financial Data (unaudited)
Quarterly financial information for the year ended December 31, 2013 is summarized below. The results of operations have been restated, as applicable, to show the effect of reclassifying properties sold or to be sold as discontinued operations.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31 (1)	June 30 (2)	September 30 (3)	December 31 (4)
2013
Revenues from continuing operations	$80,437	$82,062	$84,311	$90,116
Income (loss) from continuing operations	842	(27,701)	4,703	9,888
Discontinued operations	(1,860)	3,463	15,080	2,568
Net income (loss)	(1,018)	(24,238)	19,783	12,456
Less: (Income) loss from noncontrolling interests	19	33	(17)	(72)
Net income (loss) attributable to common stockholders	$(999)	$(24,205)	$19,766	$12,384
Net income attributable to common stockholders per share:
Basic earnings (loss) per common share	$(0.01)	$(0.27)	$0.21	$0.13
Diluted earnings (loss) per common share	$(0.01)	$(0.27)	$0.21	$0.13
______
(1) The decreases in net income and amounts per share for the first quarter of 2013 are primarily attributable to impairment charges of $3.6 million.
(2) The decreases in net income and amounts per share for the second quarter of 2013 are primarily attributable to losses of extinguishment of debt of $29.9 million, of which $0.3 million is included in discontinued operations. This amount is partially offset by gains on sales of real estate totaling $1.8 million.
(3) The increases in net income and amounts per share for the third quarter of 2013 are primarily attributable to gains on sales of real estate totaling $20.2 million, partially offset by impairment charges of $6.3 million.
(4) The increases in net income and amounts per share for the fourth quarter of 2013 are primarily attributable to gains on sales of real estate totaling $2.7 million.
Quarterly financial information for the year ended December 31, 2012 is summarized below. The results of operations have been restated, as applicable, to show the effect of reclassifying properties sold or to be sold as discontinued operations.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31 (1)	June 30 (2)	September 30 (3)	December 31 (4)
2012
Revenues from continuing operations	$73,856	$75,487	$76,481	$78,250
Income (loss) from continuing operations	52	875	635	(1,467)
Discontinued operations	3,082	2,053	5,200	(4,895)
Net income (loss)	3,134	2,928	5,835	(6,362)
Less: (Income) from noncontrolling interests	—	(20)	(21)	(29)
Net income (loss) attributable to common stockholders	$3,134	$2,908	$5,814	$(6,391)
Net income attributable to common stockholders per share:
Basic earnings (loss) per common share	$0.04	$0.04	$0.08	$(0.07)
Diluted earnings (loss) per common share	$0.04	$0.04	$0.07	$(0.07)
______
(1) The increases in net income and amounts per share for the first quarter of 2012 are primarily attributable to gains on sales of real estate totaling $3.4 million and a lease termination fee totaling $1.5 million which is included in discontinued operations. This amount is partially offset by impairment charges of $4.2 million.
(2) The decreases in net income and amounts per share for the second quarter of 2012 are primarily attributable to impairment charges of $0.2 million.
(3) The increases in net income and amounts per share for the third quarter of 2012 are primarily attributable to gains on sales of real estate totaling $6.3 million, partially offset by impairment charges of $2.9 million.
(4) The decreases in net income and amounts per share for the fourth quarter of 2012 are primarily attributable to impairment charges of $7.7 million. This amount is partially offset by gains on sales of real estate totaling $1.2 million.

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
Changes in the Company’s Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
We have audited Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthcare Realty Trust Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Healthcare Realty Trust Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 19, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Nashville, Tennessee
February 19, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2014 under the caption “Election of Directors,” is incorporated herein by reference.
Executive Officers
The executive officers of the Company are:

Name	Age	Position
David R. Emery	69	Chairman of the Board & Chief Executive Officer
Scott W. Holmes	59	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	47	Executive Vice President & General Counsel
B. Douglas Whitman, II	45	Executive Vice President - Corporate Finance
Todd J. Meredith	39	Executive Vice President - Investments
Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for 45 years.
Mr. Holmes has served as the Chief Financial Officer since January 2003 and was the Senior Vice President – Financial Reporting (principal accounting officer) from October 1998 until January 2003. Mr. Holmes is a Certified Public Accountant. Prior to joining the Company in October 1998, he was with Ernst & Young LLP for more than 13 years. His extensive audit and financial reporting experience included healthcare and real estate companies in addition to public companies in other industries. Mr. Holmes has previously served in a management capacity with two other public companies.
Mr. Bryant became the Company’s General Counsel in November 2003. From April 2002 until November 2003, Mr. Bryant was Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bryant was a shareholder with the law firm of Baker Donelson Bearman & Caldwell in Nashville, Tennessee.
Mr. Whitman joined the Company in October 1998 and became the Executive Vice President – Corporate Finance in February 2011 and is responsible for all aspects of the Company’s financing activities, including capital raises, debt compliance, banking relationships and investor relations. Previously, Mr. Whitman served as the Company’s Chief Operating Officer from March 1, 2007 until February 2011. Prior to joining the Company, Mr. Whitman worked for the University of Michigan Health System and HCA Inc.
Mr. Meredith was appointed Executive Vice President – Investments in February 2011 and is responsible for overseeing the Company’s investment activities, including the acquisition, financing and development of medical office and other primarily outpatient medical facilities. From 2006 through February 2011, he led the Company’s development activities as a Senior Vice President. Prior to joining the Company in August 2001, Mr. Meredith worked in investment banking and corporate finance, most recently with Robert W. Baird & Co.
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
Section 16(a) Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2014 under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2014 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.
Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2014 under the caption “Committee Membership,” is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2014 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2014 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2014 under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2014 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Historical Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:
The following financial statements of Healthcare Realty Trust Incorporated are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2013 and December 31, 2012.
•Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.
•Consolidated Statements of Equity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.
•Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.
•Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules:
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit Number		Description of Exhibits
1.1	—	Controlled Equity Offering Sales Agreement, dated as of March 29, 2013, between the Company and Cantor Fitzgerald & Co. (1)
1.2	—	Equity Distribution Agreement, dated as of March 29, 2013, between the Company and RBC Capital Markets, LLC. (1)
1.3	—	At The Market Equity Offering Sales Agreement, dated as of March 29, 2013, between the Company and Merrill Lynch, Pierce, Fenner and Smith Incorporated. (1)
1.4	—	Sales Agency Financing Agreement, dated March 29, 2013, between the Company and Scotia Capital (USA) Inc. (1)
3.1	—	Second Articles of Amendment and Restatement of the Company. (2)
3.2	—	Amended and Restated Bylaws of the Company. (3)
4.1	—	Specimen stock certificate. (2)
4.2	—	Indenture, dated as of May 15, 2001 by and between the Company and Regions Bank, or trustee (as successor to the trustee named therein). (4)
4.3	—	Second Supplemental Indenture, dated as of March 30, 2004, by the Company to Regions Bank, as Trustee (as successor to the trustee named therein). (5)
4.4	—	Form of 5.125% Senior Note Due 2014. (5)
4.5	—	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank as Trustee. (6)
4.6	—	Form of 6.50% Senior Note due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto). (6)
4.7	—	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank as Trustee. (7)
4.8	—	Form of 5.750% Senior Note due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto). (7)
4.9	—	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee. (8)
4.10	—	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit (4.8) hereto). (8)
10.1	—	1995 Restricted Stock Plan for Non-Employee Directors of the Company. (9)
10.2	—	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company. (10)
10.3	_	Second Amended and Restated Executive Retirement Plan. (11)
10.4	—	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012. (12)
10.5	—	2000 Employee Stock Purchase Plan. (13)
10.6	—	Dividend Reinvestment Plan, as Amended. (14)
10.7	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between David R. Emery and the Company. (15)
10.8	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Scott W. Holmes and the Company. (15)
10.9	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between John M. Bryant and the Company. (15)
10.10	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Todd J. Meredith and the Company. (15)
10.11	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between B. Douglas Whitman, II and the Company. (15)
10.12	—	Healthcare Realty Trust Incorporated Executive Incentive Program. (15)
10.13	—	The Company's Long-Term Incentive Program. (16)
10.14	—	Amendment to Long-Term Incentive Program, dated July 31, 2012. (15)
10.15	—	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010. (17)

10.16	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors. (15)
10.17	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers. (15)
10.18	—	2007 Employees Stock Incentive Plan. (18)
10.19	—	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan. (19)
10.20	—
Credit Agreement, dated as of October 14, 2011, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of America, N.A., as Co-Documentation Agents, and the other Lenders named therein. (20)

10.21	—
Amendment to Credit Agreement, dated as of February 15, 2013, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of American, N.A., as Co-Documentation Agents, and the other Lenders named therein. (21)

10.22	—	Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors, dated December 11, 2013. (filed herewith)
11	—
Statement re: computation of per share earnings (contained in Note 14 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 in Item 8 to this Annual Report on Form 10-K).

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

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	—	XBRL Instance Document. (filed herewith)
101.SCH	—	XBRL Taxonomy Extension Schema Document. (filed herewith)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)

(1)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2013 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Form 8-K filed May 15, 2001 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2004 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company's Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2012 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(14)
Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2012 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company's Form 8-K filed December 14, 2007 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2010 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Company’s Form 8-K filed May 21, 2007 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2011 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2012 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.1)

2.	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.2)

3.	Second Amended and Restated Executive Retirement Plan (filed as Exhibit 10.3)

4.	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012 (filed as Exhibit 10.4)

5.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.5)

6.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between David R. Emery and the Company (filed as Exhibit 10.7)

7.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Scott W. Holmes and the Company (filed as Exhibit 10.8)

8.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between John M. Bryant and the Company (filed as Exhibit 10.9)

9.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Todd J. Meredith and the Company (filed as Exhibit 10.10)

10.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between B. Douglas Whitman, II and the Company (filed as Exhibit 10.11)

11.	Healthcare Realty Trust Incorporated Executive Incentive Program (filed as Exhibit 10.12)

12.	The Company's Long-Term Incentive Program (filed as Exhibit 10.13)

13.	Amendment to Long-Term Incentive Program, dated July 31, 2012 (filed as Exhibit 10.14)

14.	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010 (filed as Exhibit 10.15)

15.	Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.22)

16.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.16)

17.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.17)

18.	2007 Employees Stock Incentive Plan (filed as Exhibit 10.18)

19.	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan (filed as Exhibit 10.19)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 19, 2014.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ David R. Emery
David R. Emery
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery	Chairman of the Board and Chief Executive	February 19, 2014
David R. Emery	Officer (Principal Executive Officer)

/s/ Scott W. Holmes	Executive Vice President and Chief Financial	February 19, 2014
Scott W. Holmes	Officer (Principal Financial Officer)

/s/ David L. Travis	Senior Vice President and Chief Accounting	February 19, 2014
David L. Travis	Officer (Principal Accounting Officer)

/s/ Errol L. Biggs, Ph.D.	Director	February 19, 2014
Errol L. Biggs, Ph.D.

/s/ Charles Raymond Fernandez, M.D.	Director	February 19, 2014
Charles Raymond Fernandez, M.D.

/s/ Batey M. Gresham, Jr.	Director	February 19, 2014
Batey M. Gresham, Jr.

/s/ Edwin B. Morris, III	Director	February 19, 2014
Edwin B. Morris, III

/s/ John Knox Singleton	Director	February 19, 2014
John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 19, 2014
Bruce D. Sullivan

/s/ Roger O. West	Director	February 19, 2014
Roger O. West

/s/ Dan S. Wilford	Director	February 19, 2014
Dan S. Wilford

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

		Balance at Beginning of Period	Additions		Uncollectible Accounts Written-off	Balance at End of Period
Description			Charged to Costs and Expenses	Charged to Other Accounts
2013	Accounts and notes receivable allowance	$740	$185	$—	$384	$541
2012	Accounts and notes receivable allowance	$583	$240	$—	$83	$740
2011	Accounts and notes receivable allowance	$1,185	$(160)	$—	$442	$583

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2013

(Dollars in thousands)

			Land			Buildings, Improvements, Lease Intangibles and CIP
Property Type	Number of Properties	State	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Personal Property	(2) (3) (5) Total Property	(1) (3) (5) Accumulated Depreciation	(4) Encumbrances	Date Acquired	Date Constructed
Medical office/outpatient	177	AL, AZ, CA, CO, DC, FL, GA, HI, IA, IL, IN, KS, LA, MD, MI, MO, MS, NC, NV, OH, OR, PA, SC, SD, TN, TX, VA, WA	$152,084	$3,137	$155,221	$2,108,791	$310,442	$2,419,233	$2,969	$2,577,423	$542,671	$164,269	1993-2013	1905 -2012
Inpatient	14	AZ, CA, CO, IN, MO, PA, TX	23,237	150	23,387	404,427	9,505	413,932	265	437,584	71,563	—	1994-2013	1983 -2013
Other	10	AL, IN, MI TN, VA	1,828	73	1,901	36,323	7,848	44,171	636	46,708	24,494	1,527	1993-2011	1906 - 1995
Total Real Estate	201		177,149	3,360	180,509	2,549,541	327,795	2,877,336	3,870	3,061,715	638,728	165,796
Land Held for Develop.	—		17,054	—	17,054	—	—	—	—	17,054	89	—
Corporate Property	—		—	—	—	—	—	—	5,397	5,397	3,503	—
Total Properties	201		$194,203	$3,360	$197,563	$2,549,541	$327,795	$2,877,336	$9,267	$3,084,166	$642,320	$165,796

(1)
Includes three assets held for sale as of December 31, 2013 of approximately $17.0 million (gross) and accumulated depreciation of $10.2 million, one asset held for sale as of December 31, 2012 of approximately $9.6 million (gross) and accumulated depreciation of $6.3 million; and 15 assets held for sale as of December 31, 2011 of $52.8 million (gross) and accumulated depreciation of $24.6 million. See Note 1 to the Consolidated Financial Statements for information regarding certain reclassifications from the "Real estate properties" line item to the "Other assets" line item.

(2)	Total assets as of December 31, 2013 have an estimated aggregate total cost of $3.1 billion for federal income tax purposes.

(3)
Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 39.0 years, lease intangibles over 2.0 to 93.1 years, personal property over 1.9 to 15.8 years, and land improvements over 15.0 to 38.1 years.

(4)	Includes unaccreted discounts, net of premiums totaling $0.9 million as of December 31, 2013.

(5)	A reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2013, 2012 and 2011 follows:

	Year Ended December 31, 2013 (1)		Year Ended December 31, 2012 (1)		Year Ended December 31, 2011 (1)
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$2,830,931	$586,920	$2,831,732	$536,682	$2,605,516	$500,406
Additions during the period:
Real Estate	372,946	98,090	160,082	95,110	186,923	85,325
Corporate Property	62	211	27	219	101	243
Land held for development	—	26	—	26	4,403	26
Construction in Progress	—	—	5,608	—	101,282	—
Retirement/dispositions:
Real Estate	(111,656)	(42,927)	(128,104)	(44,896)	(65,680)	(48,505)
Disposal of previously consolidated VIE	—	—	(38,193)	—	—	—
Land held for development	(8,117)	—	—	—	—	—
Corporate Property	—	—	(221)	(221)	(813)	(813)
Ending Balance	$3,084,166	$642,320	$2,830,931	$586,920	$2,831,732	$536,682

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2013

(Dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount (4)	Balloon
Permanent Mortgage Loans:
Office building in Iowa (1)	7.70%	1/10/2014	(1)	$40,000	$39,973	$39,973
Medical office building in Florida	7.50%	4/10/2015	(3)	3,750	3,750	3,750
Land in Texas	5.00%-6.00%	3/25/2015	(2)	3,666	1,855	1,855
Construction Mortgage Loans:
Medical office building in Oklahoma	7.72%	9/30/2014	(3)	94,889	79,969	79,969
Total Mortgage Loans					$125,547
______

(1)
Payment was not received upon maturity. The Company has begun default remedies that could result in foreclosure and the Company obtaining ownership of the property that serves as collateral for the mortgage loan. Interest only until maturity. Principal payments may be made during term without penalty with remaining principal balance due at maturity.

(2)	Interest only until maturity. Principal payments may be made during term without penalty with remaining principal balance due at maturity.

(3)	Interest only until maturity.

(4)	A rollforward of Mortgage loans on real estate for the three years ended December 31, 2013 follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Balance at beginning of period	$162,191	$97,381	$36,599
Additions during period:
New or acquired mortgages	4,241	11,200	85,467
Amortization of loan origination fee (5)	—	—	184
Increased funding on existing mortgages	58,731	78,297	19,164
	62,972	89,497	104,815
Deductions during period:
Scheduled principal payments	—	(16)	(491)
Principal repayments and reductions (6)	(2,413)	(14,812)	(17,232)
Principal reductions due to acquisitions (7)	(97,203)	(9,859)	—
Conversions to land held for development (8)	—	—	(4,371)
Mortgage eliminated in consolidation (9)	—	—	(21,939)
	(99,616)	(24,687)	(44,033)
Balance at end of period (10)	$125,547	$162,191	$97,381

(5)
Represents the amortization of a loan origination fee prior to the consolidation of the building securing the mortgage note. The mortgage note and related loan amortization fee was eliminated in consolidation until it was repaid in January 2012.

(6)	Principal repayments for the years ended December 31, 2013 and 2011 include unscheduled principal reductions on mortgage notes of $2.4 million and $0.5 million, respectively.

(7)
On September 27, 2013, the Company acquired an orthopedic facility in Missouri for $102.6 million, including the elimination of the construction mortgage note receivable totaling $97.2 million. In May 2012, the Company purchased a medical office building in Texas. Concurrent with the acquisition, the Company's construction mortgage note receivable totaling $9.9 million, which secured the building, was repaid.

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

(10)	Total mortgage loans as of December 31, 2013 had an aggregate total cost of $125.5 million for federal income tax purposes.