Form 10-Q
period 2014-03-31
HEALTHCARE REALTY TRUST INC
filed 2014-04-30
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
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

As of April 25, 2014, the Registrant had 96,038,095 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Real estate properties:
Land	$176,553	$178,931
Buildings, improvements and lease intangibles	2,903,471	2,861,935
Personal property	9,369	9,267
Land held for development	17,054	17,054
	3,106,447	3,067,187
Less accumulated depreciation	(652,349)	(632,109)
Total real estate properties, net	2,454,098	2,435,078
Cash and cash equivalents	10,169	8,671
Mortgage notes receivable	86,372	125,547
Assets held for sale and discontinued operations, net	10,218	6,852
Other assets, net	160,267	153,514
Total assets	$2,721,124	$2,729,662
LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,388,241	$1,348,459
Accounts payable and accrued liabilities	50,682	73,741
Liabilities of discontinued operations	971	1,112
Other liabilities	59,436	61,064
Total liabilities	1,499,330	1,484,376
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 96,038 and 95,924 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	960	959
Additional paid-in capital	2,326,889	2,325,228
Accumulated other comprehensive income	51	51
Cumulative net income attributable to common stockholders	812,214	808,362
Cumulative dividends	(1,919,925)	(1,891,123)
Total stockholders’ equity	1,220,189	1,243,477
Noncontrolling interests	1,605	1,809
Total equity	1,221,794	1,245,286
Total liabilities and equity	$2,721,124	$2,729,662

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2014 and 2013
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES
Rental income	$87,829	$75,880
Mortgage interest	2,621	2,937
Other operating	1,449	1,456
	91,899	80,273
EXPENSES
Property operating	33,431	29,452
General and administrative	5,978	6,540
Depreciation	24,134	21,180
Amortization	2,759	2,666
Bad debt, net of recoveries	47	(12)
	66,349	59,826
OTHER INCOME (EXPENSE)
Interest expense	(17,918)	(19,771)
Interest and other income, net	100	231
	(17,818)	(19,540)
INCOME FROM CONTINUING OPERATIONS	7,732	907
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(344)	1,705
Impairments	(3,425)	(3,630)
LOSS FROM DISCONTINUED OPERATIONS	(3,769)	(1,925)
NET INCOME (LOSS)	3,963	(1,018)
Less: Net (income) loss attributable to noncontrolling interests	(111)	19
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,852	$(999)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.08	$0.01
Discontinued operations	(0.04)	(0.02)
Net income (loss) attributable to common stockholders	$0.04	$(0.01)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.08	$0.01
Discontinued operations	(0.04)	(0.02)
Net income (loss) attributable to common stockholders	$0.04	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	94,152	86,894
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	95,585	88,382
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
NET INCOME (LOSS)	$3,963	$(1,018)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(111)	19
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,852	$(999)

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$3,963	$(1,018)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	28,049	25,868
Stock-based compensation	1,516	1,848
Straight-line rent receivable	(2,303)	(1,680)
Straight-line rent liability	108	102
Impairments	3,425	3,630
Provision for bad debt, net	47	(12)
Changes in operating assets and liabilities:
Other assets	(3,087)	(1,736)
Accounts payable and accrued liabilities	(21,577)	(21,485)
Other liabilities	(1,848)	(2,384)
Net cash provided by operating activities	8,293	3,133
INVESTING ACTIVITIES
Acquisitions of real estate	—	(16,967)
Additional long-lived assets	(15,882)	(8,001)
Funding of mortgages and notes receivable	(798)	(24,304)
Proceeds from acquisition of real estate upon mortgage note receivable default	204	—
Proceeds from sales of real estate	—	1,112
Proceeds from mortgages and notes receivable repayments	4	39
Net cash used in investing activities	(16,472)	(48,121)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	(159,000)	(110,000)
Borrowings on term loan	200,000	—
Borrowings on notes and bonds payable	—	247,948
Repayments on notes and bonds payable	(1,462)	(16,110)
Dividends paid	(28,802)	(26,746)
Net proceeds from issuance of common stock	374	40,424
Common stock redemptions	(227)	(156)
Capital contributions received from noncontrolling interests	—	1,373
Distributions to noncontrolling interest holders	(32)	(29)
Debt issuance and assumption costs	(1,174)	(4,321)
Net cash provided by financing activities	9,677	132,383
Increase in cash and cash equivalents	1,498	87,395
Cash and cash equivalents, beginning of period	8,671	6,776
Cash and cash equivalents, end of period	$10,169	$94,171

Supplemental Cash Flow Information:
Interest paid	$25,153	$26,271
Capitalized interest	$—	$107
Company-financed real estate property sales	$—	$3,666
Invoices accrued for construction, tenant improvement and other capitalized costs	$6,988	$5,049
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $3.2 billion in 201 real estate properties and mortgages as of March 31, 2014. The Company’s 198 owned real estate properties are located in 28 states and total approximately 14.0 million square feet. The Company provided property management services to approximately 10.3 million square feet nationwide.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. All material intercompany transactions and balances have been eliminated in consolidation.

This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2014 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This standard changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.

This standard is effective for the Company on a prospective basis for annual periods beginning on January 1, 2015 and interim periods within that year. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company is still evaluating the impact of this new standard but does not expect it to have a material effect on the Consolidated Financial Statements, when adopted.

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

Notes to Condensed Consolidated Financial Statements - Continued

Note 2. Real Estate Investments
2014 Acquisitions
On March 28, 2014, the Company acquired ownership of a multi-tenanted office building in Iowa in satisfaction of a $40.0 million mortgage note receivable that matured on January 10, 2014. The cash flows from the operations of the property were sufficient to pay the Company interest from the maturity date through the date of the transfer of ownership to the Company at the 7.7% fixed interest rate plus an additional 3% of interest for the default interest rate. The Company has accounted for this transaction as a business combination and recorded the acquisition of the property at its estimated fair value based primarily on Level 3 inputs. The Company did not recognize any of the $1.5 million exit fee receivable that was due upon maturity of the mortgage note receivable. The following table details the purchase price accounting.

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Building	$38.1	11.5-33.0
Intangibles:
At-market lease intangibles	2.1	5.8
Below-market ground lease intangibles	(0.1)	91.3
Below-market lease intangibles	(0.4)	3.8-6.5
Total intangibles	1.6
Foreclosed mortgage note receivable	(40.0)
Other assets acquired	1.8
Accounts payable, accrued liabilities and other liabilities assumed	(1.7)
Cash acquired	0.2
Total cash paid	$—

Subsequent Dispositions
On April 11, 2014, the Company disposed of a medical office building located in Florida that was previously classified as held for sale and in which the Company had a $1.7 million net investment as of March 31, 2014. The sales price was $1.8 million, comprised of $1.7 million in net cash proceeds and closing costs of $0.1 million. The Company recorded a $0.9 million impairment charge in March 2014 as a result of the pending sale and had previously recorded $2.4 million in impairment charges.

On April 23, 2014, the Company disposed of a medical office building located in Texas that was classified as held for sale and in which the Company had a $4.1 million net investment as of March 31, 2014. The sales price was $4.4 million, comprised of $4.2 million in net cash proceeds and closing costs of $0.2 million. The Company recorded an impairment of approximately $2.6 million in March 2014 as a result of the pending sale.

Noncontrolling Interest Purchase
In April 2014, the Company purchased the outstanding 40% noncontrolling equity interest in a consolidated partnership that owns a medical office building and parking garage in Texas for an aggregate purchase price of $8.2 million. The book value of the noncontrolling interest prior to the equity purchase was $1.6 million. The Company held a term loan that was secured by the property and was payable from the partnership. Upon acquisition of the noncontrolling interest, the term loan, which was previously eliminated in the Company's Condensed Consolidated Financial Statements, was extinguished .

Construction Mortgage Note Fundings
During the three months ended March 31, 2014, the Company funded $0.8 million on one outstanding construction mortgage note in Oklahoma for a build-to-suit facility leased to Mercy Health based in Missouri, bringing cumulative fundings to date to $80.8 million. This project is expected to be completed in May 2014. Approximately $14.1 million remained available under the loan at March 31, 2014. The Company expects the remaining funding to complete the project to be $10.4 million.

Notes to Condensed Consolidated Financial Statements - Continued

Discontinued Operations and Assets Held for Sale
During the first quarter of 2014, the Company reclassified one property to held for sale. The Company's gross investment in the property was approximately $8.5 million ($4.1 million, net) at March 31, 2014. In conjunction with management's decision to sell this property, the Company recorded an impairment charge of $2.6 million. In addition, the Company recorded an additional impairment on a property that was previously in held for sale of $0.9 million. Fair value amounts used to calculate the impairments were based on sales prices in executed purchase and sale agreements, which is a Level 2 input.

At March 31, 2014 and December 31, 2013, the Company had four and three properties, respectively, classified as held for sale.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Balance Sheet data:
Land	$3,957	$1,578
Buildings, improvements and lease intangibles	20,610	15,400
Personal property	4	—
	24,571	16,978
Accumulated depreciation	(14,614)	(10,211)
Assets held for sale, net	9,957	6,767
Other assets, net (including receivables)	261	85
Assets of discontinued operations, net	261	85
Assets held for sale and discontinued operations, net	$10,218	$6,852

Accounts payable and accrued liabilities	$831	$1,091
Other liabilities	140	21
Liabilities of discontinued operations	$971	$1,112

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Statements of Operations data:
Revenues
Rental income	$258	$3,163
	258	3,163
Expenses
Property operating	512	689
General and administrative	2	2
Depreciation	88	721
Amortization	—	23
	602	1,435
Other Income (Expense)
Interest expense	—	(24)
Interest and other income, net	—	1
	—	(23)
Discontinued Operations
Income (loss) from discontinued operations	(344)	1,705
Impairments	(3,425)	(3,630)
Loss from Discontinued Operations	$(3,769)	$(1,925)

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Notes and Bonds Payable
In February 2014, the Company entered into a $200.0 million unsecured term loan facility ("Term Loan due 2019") with a syndicate of nine lenders that matures on February 26, 2019. The Term Loan due 2019 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 1.00% to 1.95% (currently 1.45%) based upon the Company's unsecured debt ratings. Payments under the Term Loan due 2019 are interest only, with the full amount of the principal due at maturity. The Term Loan due 2019 may be prepaid at any time, without penalty. The proceeds from the Term Loan due 2019 were used by the Company to repay borrowings on its unsecured revolving credit facility due 2017.

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

Note 5. Stockholders’ Equity
The following table provides a reconciliation of total stockholders' equity for the three months ended March 31, 2014:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$959	$2,325,228	$51	$808,362	$(1,891,123)	$1,243,477	$1,809	$1,245,286
Issuance of common stock	—	373	—	—	—	373	—	373
Common stock redemptions	—	(227)	—	—	—	(227)	—	(227)
Stock-based compensation	1	1,515	—	—	—	1,516	—	1,516
Net income	—	—	—	3,852	—	3,852	111	3,963
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(28,802)	(28,802)	—	(28,802)
Distributions to non-controlling interests	—	—	—	—	—	—	(315)	(315)
Balance at March 31, 2014	$960	$2,326,889	$51	$812,214	$(1,919,925)	$1,220,189	$1,605	$1,221,794

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
Balance, beginning of period	95,924,339	87,514,336
Issuance of common stock	22,101	8,293,369
Nonvested share-based awards, net	91,548	116,634
Balance, end of period	96,037,988	95,924,339

Notes to Condensed Consolidated Financial Statements - Continued

At-The-Market Equity Offering Program
No shares were sold under the at-the-market equity offering program during the first quarter of 2014. The Company's existing sales agreements executed in March 2013 with four investment banks allow sales under this program of up to 9,000,000 shares of common stock of which 5,391,400 authorized shares remain available for issuance as of March 31, 2014.

Common Stock Dividends
During the first three months of 2014, the Company declared and paid common stock dividends totaling $0.30 per share.

On April 29, 2014, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on May 30, 2014 to stockholders of record on May 16, 2014.

Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	96,009,788	88,717,028
Nonvested shares	(1,857,536)	(1,822,692)
Weighted average Common Shares outstanding—Basic	94,152,252	86,894,336
Weighted average Common Shares—Basic	94,152,252	86,894,336
Dilutive effect of restricted stock	1,299,287	1,282,722
Dilutive effect of employee stock purchase plan	133,893	205,378
Weighted average Common Shares outstanding—Diluted	95,585,432	88,382,436
Net Income (Loss)
Income from continuing operations	$7,732	$907
Noncontrolling interests’ share in net (income) loss	(111)	19
Income from continuing operations attributable to common stockholders	7,621	926
Discontinued operations	(3,769)	(1,925)
Net income (loss) attributable to common stockholders	$3,852	$(999)
Basic Earnings (Loss) Per Common Share
Income from continuing operations	$0.08	$0.01
Discontinued operations	(0.04)	(0.02)
Net income (loss) attributable to common stockholders	$0.04	$(0.01)
Diluted Earnings (Loss) Per Common Share
Income from continuing operations	$0.08	$0.01
Discontinued operations	(0.04)	(0.02)
Net income (loss) attributable to common stockholders	$0.04	$(0.01)

Incentive Plans
The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include nonvested stock issued to employees and the Company’s directors. During the three months ended March 31, 2014 and 2013, the Company issued 101,522 and 66,787 shares of nonvested common stock, respectively, to its employees under its stock-based incentive plans and withheld 9,974 shares and 6,061 shares of common stock, respectively, from its participants to pay estimated withholding taxes related to shares that vested.

Notes to Condensed Consolidated Financial Statements - Continued

A summary of the activity under the stock-based incentive plans for the three months ended March 31, 2014 and 2013 is included in the table below.

	Three Months Ended March 31,
	2014	2013
Stock-based awards, beginning of period	1,788,168	1,770,061
Granted	101,522	66,787
Vested	(34,365)	(23,775)
Forfeited	—	—
Stock-based awards, end of period	1,855,325	1,813,073

Under the Company’s Employee Stock Purchase Plan, in January of each year, each eligible employee is granted an option to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised within 27 months after each such option’s date of grant. The Company recorded approximately $0.2 million in general and administrative expenses during the first quarter of 2014 relating to the grants of options to its employees under the Employee Stock Purchase Plan based on the Company's estimate of option exercises.

A summary of the activity under the Employee Stock Purchase Plan for the three months ended March 31, 2014 and 2013 is included in the table below.

	Three Months Ended March 31,
	2014	2013
Outstanding and exercisable, beginning of period	391,108	433,452
Granted	275,655	246,717
Exercised	(18,502)	(39,515)
Forfeited	(22,426)	(11,409)
Expired	(157,875)	(170,551)
Outstanding and exercisable, end of period	467,960	458,694

Note 6. Defined Benefit Pension Plan
The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan is $0.9 million, subject to cost-of-living adjustments. As of March 31, 2014, only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.

Net periodic benefit cost recorded related to the Company’s pension plan for the three months ended March 31, 2014 and 2013 is detailed in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Service cost	$22	$21
Interest cost	172	149
Amortization of net gain/loss	117	345
Amortization of prior service cost	(297)	(297)
Total recognized in net periodic benefit cost	$14	$218

Notes to Condensed Consolidated Financial Statements - Continued

Note 7. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of March 31, 2014 and December 31, 2013 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently or notes receivable entered into by the Company recently. The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,388.2	$1,404.6	$1,348.5	$1,380.6
Mortgage notes receivable (2)	$86.4	$86.4	$125.5	$124.5
Notes receivable, net of allowances (2)	$0.1	$0.1	$0.1	$0.1
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
This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 that could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2013.

The purpose of this Management's Discussion and Analysis ("MD&A") is to provide an understanding of the Company's consolidated financial condition, results of operations and cash flows by focusing on the changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

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

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources addressed above. The Company also had unencumbered real estate assets with a book value of approximately $2.7 billion at March 31, 2014, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Dividends paid by the Company for the three months ended March 31, 2014 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.30 per common share. The Company expects that additional cash flows from acquisitions and continued lease-up of the development conversion properties, as well as lower expenditures for interest on indebtedness, will generate sufficient cash flows from operations such that dividends for the full year 2014 can be funded by cash flows from operations. The Company may use the availability on the Unsecured Credit Facility to supplement its cash flows from operations to fund dividends.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2014 were approximately $16.5 million. Below is a summary of the significant investing activities. See Note 2 to the Condensed Consolidated Financial Statements for more detailed information on these activities.

During the three months ended March 31, 2014, the Company funded $0.8 million on one outstanding construction mortgage note in Oklahoma for a build-to-suit facility leased to Mercy Health based in Missouri, bringing cumulative fundings to date to

$80.8 million. This project is expected to be completed in May 2014. The Company expects the remaining funding to complete the project to be $10.4 million.

On March 28, 2014, the Company acquired ownership of a multi-tenanted office building in Iowa in satisfaction of a $40.0 million mortgage note receivable that matured on January 10, 2014. Management expects that the cash flows from the operations of this property will continue to provide a return to the Company at an amount greater than the fixed interest rate of 7.7% on the mortgage note receivable.

Subsequent Dispositions
On April 11, 2014, the Company disposed of a medical office building located in Florida that was previously classified as held for sale and in which the Company had a $1.7 million net investment as of March 31, 2014. The sales price was $1.8 million, comprised of $1.7 million in net cash proceeds and closing costs of $0.1 million. The Company recorded a $0.9 million impairment charge in March 2014 as a result of the pending sale and had previously recorded $2.4 million in impairment charges.

On April 23, 2014, the Company disposed of a medical office building located in Texas that was classified as held for sale and in which the Company had a $4.1 million net investment as of March 31, 2014. The sales price was $4.4 million, comprised of $4.2 million in net cash proceeds and closing costs of $0.2 million. The Company recorded an impairment of approximately $2.6 million in March 2014 as a result of the pending sale.

Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2014 were approximately $9.7 million. Inflows from accessing the debt and equity markets totaled $200.4 million, net of costs incurred. Aggregate cash outflows totaled approximately $190.7 million associated with net repayments of indebtedness and dividends paid to common stockholders. Below is a summary of the significant financing activities. See Notes 3 and 5 to the Condensed Consolidated Financial Statements for more information on the capital markets and financing activities.

Changes in Debt Structure
In February 2014, the Company entered into a $200.0 million unsecured term loan facility ("Term Loan due 2019") with a syndicate of nine lenders that matures on February 26, 2019. The Term Loan due 2019 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 1.00% to 1.95% (currently 1.45%) based upon the Company's unsecured debt ratings. Payments under the Term Loan due 2019 are interest only, with the full amount of the principal due at maturity. The Term Loan due 2019 may be prepaid at any time, without penalty. The proceeds from the Term Loan due 2019 were used by the Company to repay borrowings on its Unsecured Credit Facility.

As of March 31, 2014, the Company's outstanding balance on its Unsecured Credit Facility was $79.0 million and the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 42.7%.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2014, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Common Stock Issuances
No shares were sold under the at-the-market equity offering program during the first quarter of 2014. The Company's existing sales agreements, executed in March 2013 with four investment banks, allow sales under this program of up to 9,000,000 shares of common stock, of which 5,391,400 authorized shares remain available for issuance as of March 31, 2014.

Noncontrolling Interest Purchase
In April 2014, the Company purchased the outstanding 40% noncontrolling equity interest in a consolidated partnership that owns a medical office building and parking garage in Texas for an aggregate purchase price of $8.2 million. The book value of the noncontrolling interest prior to the equity purchase was $1.6 million.

Operating Activities
Cash flows provided by operating activities increased from $3.1 million for the three months ended March 31, 2013 to $8.3 million for the three months ended March 31, 2014. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

New Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for information on a new accounting standard. The Company is still evaluating the impact of this new standard but does not expect it to have a material effect on the Consolidated Financial Statements, when adopted.

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry in order to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, below are some of the factors and trends that management believes may impact future operations of the Company.

Expiring Leases
The Company expects that approximately 15%-20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 499 leases that have expired or will expire during 2014. Approximately 88% of the leases expiring in 2014 are located in buildings on hospital campuses, are distributed throughout the portfolio and are not concentrated with any one tenant, health system or market area. The Company typically expects 75% to 85% of multi-tenant property leases to renew upon expiration and the renewals for the first three months of the year are within this range.

The Company’s absorption and tenant retention metrics remain sound, even as health systems and physicians contend with uncertainty about healthcare reform. Management remains confident about the Company's strategy to own and manage assets on or adjacent to leading health system campuses.

There are eight single tenant net lease properties with leases that will expire in the second half of 2014. Of these, six of the properties are senior living facilities in Michigan and Indiana associated with a single operator and one is an on-campus, inpatient facility. The remaining property is an on-campus medical office building. At this time, the Company does not expect that any of the properties will be vacated.

Operating Expenses
The Company has experienced and expects continued increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to vigorously appeal all property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2014, 82% of the Company's leased square footage allows for some recovery of operating expenses, with 45% recovering all allowable expenses. This is an increase from March 31, 2013, when 74% of the Company's leased square footage allowed some recovery of operating expenses, with 35% recovering all allowable expenses.

Non-GAAP Financial Measures
Management believes that net income, as defined by generally accepted accounting principles ("GAAP"), is the most appropriate earnings measurement. However, management considers certain non-GAAP financial measures to be useful supplemental measures of the Company's operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. Set forth below are descriptions of the non-

GAAP financial measures management considers relevant to the Company's business and useful to investors, as well as reconciliations of these measures to the most directly comparable GAAP financial measures.

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

Funds from Operations
Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.” The Company follows the NAREIT definition in calculating and presenting FFO and FFO per share.

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

FFO for the three months ended March 31, 2014 compared to the same period in 2013 was primarily impacted by the various acquisitions and dispositions of the Company’s real estate portfolio, the effects of capital market transactions and the results of operations of the portfolio from period to period.

The table below reconciles FFO to net income (loss) attributable to common stockholders for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2014	2013
Net Income (Loss) Attributable to Common Stockholders	$3,852	$(999)
Impairments	3,425	3,630
Real estate depreciation and amortization	26,248	23,958
Total adjustments	29,673	27,588
Funds from Operations	$33,525	$26,589
Funds from Operations per Common Share—Basic	$0.36	$0.31
Funds from Operations per Common Share—Diluted	$0.35	$0.30
Weighted Average Common Shares Outstanding—Basic	94,152	86,894
Weighted Average Common Shares Outstanding—Diluted	95,585	88,382

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

The following table reflects the Company's same store NOI for the three months ended March 31, 2014 and 2013:

			Same Store NOI for the
			Three Months Ended March 31,
(Dollars in thousands)	Number of Properties (1)	Investment at March 31, 2014	2014	2013
Multi-tenant Properties	122	$1,587,262	$30,901	$31,336
Single-tenant Net Lease Properties	34	511,343	12,588	11,922
Total	156	$2,098,605	$43,489	$43,258
___________
(1) Mortgage notes receivable, construction in progress, reposition properties, corporate property and assets classified as held for sale are excluded.

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

The following tables reconcile same store NOI to the respective line items in the Condensed Consolidated Statements of Operations and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Rental income	$87,829	$75,880
Rental lease guaranty income (a)	1,141	1,275
Property operating expense	(33,431)	(29,452)
Exclude Straight-line rent revenue	(2,304)	(2,031)
NOI	53,235	45,672
NOI not included in same store	(9,746)	(2,414)
Same store NOI	$43,489	$43,258

(a) Other operating income reconciliation:
Rental lease guaranty income	$1,141	$1,275
Interest income	192	91
Management fee income	64	41
Other	52	49
	$1,449	$1,456

Reconciliation of Same Store Property Count:

Property Count as of March 31, 2014
Same Store Properties	156
Acquisitions	11
Reposition	19
Development Conversions	12
Total Owned Real Estate Properties	198

Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The Company’s results of operations for the three months ended March 31, 2014 compared to the same period in 2013 were significantly impacted by acquisitions, dispositions, development conversions and impairments recorded.

Revenues
Rental income increased $11.9 million, or 15.7%, to approximately $87.8 million compared to $75.9 million in the prior year period and is comprised of the following:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Property operating	$70,288	$61,879	$8,409	13.6%
Single-tenant net lease	15,237	11,970	3,267	27.3%
Straight-line rent	2,304	2,031	273	13.4%
Total rental income	$87,829	$75,880	$11,949	15.7%

Property operating income increased $8.4 million, or 13.6%, from the prior year period as a result of the following activity:

•	Acquisitions in 2013 contributed $4.9 million.

•	Additional leasing activity at development conversion properties contributed $2.5 million.

•	Net leasing activity including contractual rent increases and renewals contributed $1.0 million.

Single-tenant net lease revenue increased $3.3 million, or 27.3%, from the prior year period as a result of the following activity:

•	The Company's 2013 acquisitions contributed $2.7 million.

•	New leasing activity including contractual rent increases contributed $0.6 million.

Straight-line rent increased $0.3 million, or 13.4%, from the prior year period as a result of the following activity:

•	The Company's 2013 acquisitions contributed $0.9 million.

•	New leasing activity including contractual rent increases and the effects of prior year rent abatements resulted in a decrease of $0.6 million.

Mortgage interest income decreased $0.3 million, or 10.8%, from the prior year period as a result of the following activity:

•	The Company's acquisition of a property in Missouri affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $1.1 million.

•	Additional mortgage interest income of approximately $0.2 million related to a mortgage note receivable in default. See "Liquidity and Capital Resources" for additional information.

•	Additional funding on a construction mortgage note receivable for a build-to-suit facility affiliated with Mercy Health contributed $0.5 million.

Expenses
Property operating expenses increased $4.0 million, or 13.5%, for the three months ended March 31, 2014 compared to the prior year period as a result of the following activity:

•	The Company's 2013 acquisitions accounted for an increase of $1.9 million.

•
The Company experienced an overall increase in real estate taxes of approximately $0.4 million, utilities of approximately $0.2 million, professional fees of approximately $0.2 million and maintenance costs of approximately $0.8 million.

General and administrative expenses decreased approximately $0.6 million, or 8.6%, for the three months ended March 31, 2014 compared to the prior year period because of a decrease in compensation-related expenses totaling $0.4 million, including non-cash stock-based compensation and project costs of approximately $0.3 million.
Depreciation expense increased $3.0 million, or 13.9%, for the three months ended March 31, 2014 compared to the prior year period. Properties acquired in 2013 and developments completed and commencing operations during 2013 contributed a combined increase of $2.1 million. The remaining $0.9 million increase is related to various building and tenant improvement expenditures.
Other income (expense)
Interest expense decreased $1.9 million for the three months ended March 31, 2014 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2014	2013	Change	Percentage Change
Contractual interest	$16,919	$18,618	$(1,699)	(9.1)%
Net discount accretion	244	230	14	6.1%
Deferred financing costs amortization	755	1,030	(275)	(26.7)%
Interest cost capitalization	—	(107)	107	(100.0)%
Total interest expense	$17,918	$19,771	$(1,853)	(9.4)%

Contractual interest decreased $1.7 million primarily as a result of a lower average outstanding balance on the Unsecured Credit Facility, the lower interest on the $250.0 million of unsecured senior notes due 2023 issued in the first quarter of 2013 compared to the unsecured senior notes due 2014 that were repaid in the second quarter of 2013, and the repayment of a $77.0 million secured loan in June 2013. These decreases are partially offset by an increase from mortgage notes payable assumed as part of the 2013 acquisitions and interest on the Term Loan due 2019 that the Company entered into during the first quarter of 2014.
Deferred financing costs amortization decreased $0.3 million because of the write-off of certain unamortized costs upon the renewal of the Unsecured Credit Facility in February 2013.
Discontinued Operations
Results from discontinued operations for the three months ended March 31, 2014 were losses of $3.8 million compared to losses of $1.9 million for the three months ended March 31, 2013. These amounts include the results of operations and impairments related to assets classified as held for sale or disposed of as of March 31, 2014. See Note 2 to the Condensed Consolidated Financial Statements for more detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2014, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2014, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	5,780	$22.89	—	—
February 1 - February 28	4,194	22.63	—	—
March 1 - March 31	—	—	—	—
Total	9,974

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 10.1	Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto(7)

Exhibit 10.2	Amendment No. 2 to Credit Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto (7)
Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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
(6) Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.
(7) Filed as an exhibit to the Company's Form 8-K filed February 28, 2014 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ SCOTT W. HOLMES
Scott W. Holmes Executive Vice President and Chief Financial Officer

Date:	April 30, 2014

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 10.1	Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto(7)

Exhibit 10.2	Amendment No. 2 to Credit Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto (7)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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
(6) Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporate by reference.
(7) Filed as an exhibit to the Company's Form 8-K filed February 28, 2014 and hereby incorporate by reference.