Form 10-Q
period 2014-06-30
HEALTHCARE REALTY TRUST INC
filed 2014-07-30
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
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

As of July 25, 2014, the Registrant had 97,461,515 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Real estate properties:
Land	$183,581	$178,931
Buildings, improvements and lease intangibles	3,014,422	2,861,935
Personal property	9,504	9,267
Land held for development	17,054	17,054
	3,224,561	3,067,187
Less accumulated depreciation	(675,890)	(632,109)
Total real estate properties, net	2,548,671	2,435,078
Cash and cash equivalents	17,523	8,671
Mortgage notes receivable	4,858	125,547
Assets held for sale and discontinued operations, net	5,759	6,852
Other assets, net	173,299	153,514
Total assets	$2,750,110	$2,729,662
LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,397,027	$1,348,459
Accounts payable and accrued liabilities	72,460	73,741
Liabilities of discontinued operations	1,041	1,112
Other liabilities	60,232	61,064
Total liabilities	1,530,760	1,484,376
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 97,172 and 95,924 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	972	959
Additional paid-in capital	2,348,925	2,325,228
Accumulated other comprehensive income	51	51
Cumulative net income attributable to common stockholders	818,185	808,362
Cumulative dividends	(1,948,783)	(1,891,123)
Total stockholders’ equity	1,219,350	1,243,477
Noncontrolling interests	—	1,809
Total equity	1,219,350	1,245,286
Total liabilities and equity	$2,750,110	$2,729,662

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Rental income	$90,541	$76,883	$178,301	$152,687
Mortgage interest	969	3,427	3,590	6,364
Other operating	1,425	1,508	2,874	2,964
	92,935	81,818	184,765	162,015
EXPENSES
Property operating	34,136	31,235	67,510	60,636
General and administrative	5,666	5,840	11,644	12,380
Depreciation	24,911	21,379	48,990	42,501
Amortization	2,775	2,559	5,534	5,225
Bad debt, net of recoveries	73	19	120	7
	67,561	61,032	133,798	120,749
OTHER INCOME (EXPENSE)
Loss on extinguishments of debt	—	(29,638)	—	(29,638)
Interest expense	(18,066)	(18,925)	(35,984)	(38,695)
Interest and other income, net	2,036	219	2,136	449
	(16,030)	(48,344)	(33,848)	(67,884)
INCOME (LOSS) FROM CONTINUING OPERATIONS	9,344	(27,558)	17,119	(26,618)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(231)	1,537	(619)	3,209
Impairments	(3,105)	—	(6,529)	(3,630)
Gain on sales of real estate properties	3	1,783	3	1,783
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(3,333)	3,320	(7,145)	1,362
NET INCOME (LOSS)	6,011	(24,238)	9,974	(25,256)
Less: Net (income) loss attributable to noncontrolling interests	(40)	33	(151)	52
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,971	$(24,205)	$9,823	$(25,204)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.10	$(0.31)	$0.18	$(0.30)
Discontinued operations	(0.04)	0.04	(0.08)	0.01
Net income (loss) attributable to common stockholders	$0.06	$(0.27)	$0.10	$(0.29)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.10	$(0.31)	$0.18	$(0.30)
Discontinued operations	(0.04)	0.04	(0.08)	0.01
Net income (loss) attributable to common stockholders	$0.06	$(0.27)	$0.10	$(0.29)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	94,508	89,204	94,331	88,056
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	95,978	89,204	95,788	88,056
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30	$0.60	$0.60
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$6,011	$(24,238)	$9,974	$(25,256)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(40)	33	(151)	52
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,971	$(24,205)	$9,823	$(25,204)

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$9,974	$(25,256)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	56,875	51,625
Stock-based compensation	2,782	2,985
Straight-line rent receivable	(4,816)	(3,492)
Straight-line rent liability	317	204
Gain on sales of real estate properties	(3)	(1,783)
Loss on extinguishment of debt	—	29,907
Impairments	6,529	3,630
Provision for bad debt, net	128	7
Changes in operating assets and liabilities:
Other assets	(14,305)	(4,060)
Accounts payable and accrued liabilities	(5,308)	(8,806)
Other liabilities	(961)	(1,406)
Net cash provided by operating activities	51,212	43,555
INVESTING ACTIVITIES
Acquisitions of real estate	(20,003)	(34,591)
Additional long-lived assets	(36,171)	(34,305)
Funding of mortgages and notes receivable	(1,244)	(45,908)
Proceeds from acquisition of real estate upon mortgage note receivable default	204	—
Proceeds from sales of real estate	5,904	12,239
Proceeds from mortgages and notes receivable repayments	754	68
Net cash used in investing activities	(50,556)	(102,497)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	(149,000)	120,000
Borrowings on term loan	200,000	—
Borrowings on notes and bonds payable	—	247,948
Repayments on notes and bonds payable	(2,928)	(17,480)
Redemption of notes and bonds payable	—	(371,839)
Dividends paid	(57,660)	(54,061)
Net proceeds from issuance of common stock	27,873	132,416
Common stock redemptions	(382)	(246)
Capital contributions received from noncontrolling interests	—	1,388
Distributions to noncontrolling interest holders	(344)	(32)
Purchase of noncontrolling interest	(8,189)	—
Debt issuance and assumption costs	(1,174)	(4,776)
Net cash provided by financing activities	8,196	53,318
Increase in cash and cash equivalents	8,852	(5,624)
Cash and cash equivalents, beginning of period	8,671	6,776
Cash and cash equivalents, end of period	$17,523	$1,152

Supplemental Cash Flow Information:
Interest paid	$33,904	$38,057
Capitalized interest	$—	$171
Company-financed real estate property sales	$—	$4,241
Invoices accrued for construction, tenant improvement and other capitalized costs	$12,648	$6,011
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $3.2 billion in 202 real estate properties and mortgages as of June 30, 2014. The Company’s 200 owned real estate properties are located in 29 states and total approximately 14.3 million square feet. The Company provided property management services to approximately 9.7 million square feet nationwide.

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

Interest and Other Income, Net
Included in "Interest and other income, net" for the three and six months ended June 30, 2014 is $1.9 million recognized for a cash reimbursement received by the Company for certain operating expenses paid by the Company for years 2006 through 2013.

New Accounting Pronouncements
Accounting Standards Update No. 2014-09
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard that supersedes most all existing revenue recognition guidance. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards.

This new standard is effective for the Company for annual and interim periods beginning on January 1, 2017 with early adoption prohibited. The Company has not yet determined the effects on the Consolidated Financial Statements and related notes resulting from the adoption of this new standard.

Notes to Condensed Consolidated Financial Statements - Continued

Accounting Standards Update No. 2014-08
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This standard changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.

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

Note 2. Real Estate Investments
2014 Acquisitions
Second Quarter
In May 2014, the Company purchased a 200,000 square foot medical office building in Oklahoma for a purchase price of approximately $85.4 million that is 100% leased to Mercy Health, based in Missouri, through 2028 under a single-tenant net lease. The Company funded the development of the facility through a construction mortgage loan of approximately $81.2 million that upon purchase was eliminated in the Company's Condensed Consolidated Financial Statements. At the closing of the purchase, the outstanding loan balance was credited to the purchase price and the Company paid an additional $4.2 million in cash consideration. Subsequent to the purchase, the Company funded an additional $1.7 million and anticipates funding approximately $4.1 million to complete the $91.2 million development during the second half of 2014.

In June 2014, the Company purchased a 56.9% equity interest in a limited liability company that owns a medical office building and related land in Texas. The Company paid $8.8 million in cash consideration including closing costs of $0.1 million. Based on the nature of the transaction, the Company has accounted for the acquisition as an asset acquisition and has recorded the amounts in real estate assets on the Company's Condensed Consolidated Balance Sheet.

Also in June 2014, the Company purchased a 35,292 square foot medical office building located in North Carolina for a purchase price and cash consideration of $6.5 million. The property is 100% leased with expirations through 2024.

Notes to Condensed Consolidated Financial Statements - Continued

First Quarter
In March 2014, the Company acquired ownership of a multi-tenanted office building in Iowa in satisfaction of a $40.0 million mortgage note receivable that matured on January 10, 2014. The cash flows from the operations of the property were sufficient to pay the Company interest from the maturity date through the date of the transfer of ownership to the Company at the 7.7% fixed interest rate plus an additional 3% of interest for the default interest rate. The Company has accounted for this transaction as a business combination and recorded the acquisition of the property at its estimated fair value based primarily on Level 3 inputs. The Company did not recognize any of the $1.5 million exit fee receivable that was due upon maturity of the mortgage note receivable. The following table details the purchase price accounting for this transaction.

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

Subsequent Acquisitions
In July 2014, the Company purchased a 60,476 square foot medical office building located in Minnesota for a purchase price of $19.9 million including cash consideration of $8.5 million and the assumption of debt of $11.4 million with an interest rate of 6.67%. The property was constructed in 2010 and is 100% leased with expirations through 2025. The building is connected to Unity Hospital, a 220-bed hospital owned by Allina Health.

2014 Dispositions
In April 2014, the Company disposed of an off-campus, medical office building located in Florida that was previously classified as held for sale and in which the Company had a $1.7 million net investment, including a $0.9 million impairment charge recorded in the first quarter of 2014 as a result of the pending sale and previously recorded impairment charges of $2.4 million. The sales price was $1.8 million, comprised of $1.7 million in net cash proceeds and closing costs of $0.1 million.

Also in April 2014, the Company disposed of an off-campus, medical office building located in Texas that was classified as held for sale and in which the Company had a $4.1 million net investment, including a $2.6 million impairment charge recorded in the first quarter of 2014 as a result of the pending sale. The sales price was $4.4 million, comprised of $4.2 million in net cash proceeds and closing costs of $0.2 million.

Noncontrolling Interest Purchase
In April 2014, the Company purchased the outstanding 40% noncontrolling equity interest in a consolidated partnership that owns a medical office building and parking garage in Texas for an aggregate purchase price and cash consideration of $8.2 million. The book value of the noncontrolling interest prior to the equity purchase was $1.6 million. The Company held a term loan that was secured by the property and was payable from the partnership. Upon acquisition of the noncontrolling interest, the term loan, which was previously eliminated in the Company's Condensed Consolidated Financial Statements, was extinguished.

Discontinued Operations and Assets Held for Sale
During the second quarter of 2014, the Company reclassified one property to held for sale. In conjunction with management's decision to sell this property, the Company recorded an impairment charge of $3.1 million. The fair value amount used to calculate the impairment was based on the sales price in the May 2014 executed purchase and sale agreement, which is a Level 2 input. The Company's gross investment in the property was approximately $4.3 million ($1.4 million, net) at June 30, 2014.

Notes to Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and December 31, 2013, the Company had three properties classified as held for sale.

The tables below reflect the assets and liabilities of the properties calssified as held for sale and discontinued operations as of June 30, 2014 and December 31, 2013 and the results of operations of the properties included in discontinued operations on the Company's Consolidated Statements of Operations for three and six months ended June 30, 2014 and 2013.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Balance Sheet data:
Land	$1,674	$1,578
Buildings, improvements and lease intangibles	13,469	15,400
	15,143	16,978
Accumulated depreciation	(9,506)	(10,211)
Assets held for sale, net	5,637	6,767
Other assets, net (including receivables)	122	85
Assets of discontinued operations, net	122	85
Assets held for sale and discontinued operations, net	$5,759	$6,852

Accounts payable and accrued liabilities	$1,005	$1,091
Other liabilities	36	21
Liabilities of discontinued operations	$1,041	$1,112

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Statements of Operations data:
Revenues
Rental income	$123	$3,170	$449	$6,409
	123	3,170	449	6,409
Expenses
Property operating	292	616	862	1,357
General and administrative	1	1	2	3
Depreciation	56	716	198	1,493
Amortization	—	20	—	43
Bad debt, net of recoveries	7	—	8	—
	356	1,353	1,070	2,896
Other Income (Expense)
Loss on extinguishment of debt	—	(270)	—	(270)
Interest expense	—	(16)	—	(41)
Interest and other income, net	2	6	2	7
	2	(280)	2	(304)
Discontinued Operations
Income (loss) from discontinued operations	(231)	1,537	(619)	3,209
Impairments	(3,105)	—	(6,529)	(3,630)
Gain on sales of real estate properties	3	1,783	3	1,783
Income (Loss) from Discontinued Operations	$(3,333)	$3,320	$(7,145)	$1,362

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Notes and Bonds Payable
In February 2014, the Company entered into a $200.0 million unsecured term loan facility ("Term Loan due 2019") with a syndicate of nine lenders that matures on February 26, 2019. The Term Loan due 2019 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 1.00% to 1.95% (currently 1.45%) based upon the Company's unsecured debt ratings. Payments under the Term Loan due 2019 are interest only, with the full amount of the principal due at maturity. The Term Loan due 2019 may be prepaid at any time, without penalty. The proceeds from the Term Loan due 2019 were used by the Company to repay borrowings on its unsecured revolving credit facility due 2017. The Term Loan due 2019 has various financial covenant provisions that are required to be met on a quarterly and annual basis that are equivalent to those of the unsecured revolving credit facility due 2017. The Company was in compliance with the financial covenant provisions at June 30, 2014.

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

Litigation Settlement
In July 2014, the Company received $0.4 million as settlement of a lawsuit with a prior tenant for rents due under the lease agreement in which the tenant defaulted.

Notes to Condensed Consolidated Financial Statements - Continued

Note 5. Equity
The following table provides a reconciliation of total equity for the six months ended June 30, 2014:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$959	$2,325,228	$51	$808,362	$(1,891,123)	$1,243,477	$1,809	$1,245,286
Issuance of common stock	12	27,875	—	—	—	27,887	—	27,887
Common stock redemptions	—	(382)	—	—	—	(382)	—	(382)
Stock-based compensation	1	2,781	—	—	—	2,782	—	2,782
Net income	—	—	—	9,823	—	9,823	151	9,974
Dividends to common stockholders ($0.60 per share)	—	—	—	—	(57,660)	(57,660)	—	(57,660)
Distributions to non-controlling interests	—	—	—	—	—	—	(348)	(348)
Purchase of noncontrolling interest in consolidated partnership	—	(6,577)	—	—	—	(6,577)	(1,612)	(8,189)
Balance at June 30, 2014	$972	$2,348,925	$51	$818,185	$(1,948,783)	$1,219,350	$—	$1,219,350

The following schedule discloses the effects of changes in the Company's ownership interest in its less-than-wholly-owned subsidiary on the Company's stockholders' equity (in thousands):

Six Months Ended June 30, 2014
Net income attributable to common stockholders	$9,823
Transfers to noncontrolling interests:
Net decrease in the Company's additional paid-in capital for purchase of subsidiary partnership interests	(6,577)
Net transfers to the noncontrolling interests	(6,577)
Change to the Company's total stockholders' equity from net income attributable to common stockholders and transfers to noncontrolling interests	$3,246

Notes to Condensed Consolidated Financial Statements - Continued

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013
Balance, beginning of period	95,924,339	87,514,336
Issuance of common stock	1,136,006	8,293,369
Nonvested share-based awards, net	112,029	116,634
Balance, end of period	97,172,374	95,924,339

At-The-Market Equity Offering Program
The Company sold 1,100,300 shares of common stock under its at-the-market equity offering program during the second quarter of 2014 at prices ranging from $24.48 to $25.84 per share, generating $27.3 million in net proceeds. The Company's existing sales agreements with four investment banks allow sales under this program of up to 9,000,000 shares of common stock of which 4,291,100 authorized shares remained available for issuance as of June 30, 2014. In July 2014, the Company sold 288,800 shares of common stock, generating $7.2 million in net proceeds.

Common Stock Dividends
During the first six months of 2014, the Company declared and paid common stock dividends totaling $0.60 per share.
On July 29, 2014, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on August 29, 2014 to stockholders of record on August 14, 2014.

Notes to Condensed Consolidated Financial Statements - Continued

Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	96,353,818	90,988,589	96,182,753	89,859,083
Nonvested shares	(1,846,253)	(1,784,422)	(1,851,863)	(1,803,451)
Weighted average Common Shares outstanding—Basic	94,507,565	89,204,167	94,330,890	88,055,632
Weighted average Common Shares—Basic	94,507,565	89,204,167	94,330,890	88,055,632
Dilutive effect of restricted stock	1,363,174	—	1,333,199	—
Dilutive effect of employee stock purchase plan	106,923	—	123,958	—
Weighted average Common Shares outstanding—Diluted	95,977,662	89,204,167	95,788,047	88,055,632
Net Income (Loss)
Income (loss) from continuing operations	$9,344	$(27,558)	$17,119	$(26,618)
Noncontrolling interests’ share in net (income) loss	(40)	33	(151)	52
Income (loss) from continuing operations attributable to common stockholders	9,304	(27,525)	16,968	(26,566)
Discontinued operations	(3,333)	3,320	(7,145)	1,362
Net income (loss) attributable to common stockholders	$5,971	$(24,205)	$9,823	$(25,204)
Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.10	$(0.31)	$0.18	$(0.30)
Discontinued operations	(0.04)	0.04	(0.08)	0.01
Net income (loss) attributable to common stockholders	$0.06	$(0.27)	$0.10	$(0.29)
Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.10	$(0.31)	$0.18	$(0.30)
Discontinued operations	(0.04)	0.04	(0.08)	0.01
Net income (loss) attributable to common stockholders	$0.06	$(0.27)	$0.10	$(0.29)

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

Incentive Plans
The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include nonvested common stock issued to employees and the Company’s directors. During the six months ended June 30, 2014 and 2013, the Company issued 128,199 and 87,043 shares of nonvested common stock, respectively, to participants under these incentive plans and withheld 16,170 and 9,376 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

Notes to Condensed Consolidated Financial Statements - Continued

A summary of the activity under the stock-based incentive plans for the three and six months ended June 30, 2014 and 2013 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based awards, beginning of period	1,855,325	1,813,073	1,788,168	1,770,061
Granted	26,677	20,256	128,199	87,043
Vested	(44,147)	(55,246)	(78,512)	(79,021)
Forfeited	—	—	—	—
Stock-based awards, end of period	1,837,855	1,778,083	1,837,855	1,778,083

The Company recorded approximately $0.2 million in general and administrative expenses during the first quarter of 2014 relating to the annual grant of options to its employees under the Employee Stock Purchase Plan based on the Company's estimate of option exercises.

A summary of the activity under the Employee Stock Purchase Plan for the three and six months ended June 30, 2014 and 2013 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Outstanding and exercisable, beginning of period	467,960	458,694	391,108	433,452
Granted	—	—	275,655	246,717
Exercised	(10,818)	(13,490)	(29,320)	(53,005)
Forfeited	(16,671)	(11,403)	(39,097)	(22,812)
Expired	—	—	(157,875)	(170,551)
Outstanding and exercisable, end of period	440,471	433,801	440,471	433,801

Note 6. Defined Benefit Pension Plan
The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan is $0.9 million, subject to cost-of-living adjustments. As of June 30, 2014, only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.

Net periodic benefit cost recorded related to the Company’s pension plan for the three and six months ended June 30, 2014 and 2013 is detailed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$22	$22	$44	$43
Interest cost	172	149	343	298
Amortization of net gain/loss	117	344	234	690
Amortization of prior service cost	(297)	(297)	(594)	(594)
Total recognized in net periodic benefit cost	$14	$218	$27	$437

Notes to Condensed Consolidated Financial Statements - Continued

Note 7. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of June 30, 2014 and December 31, 2013 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently. The table below details the fair value and carrying values for notes and bonds payable and mortgage notes receivable at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,397.0	$1,416.4	$1,348.5	$1,380.6
Mortgage notes receivable (2)	$4.9	$4.9	$125.5	$124.5
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
This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, that could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent and interest receipts from its real estate and mortgage portfolio based on contractual arrangements with its tenants, sponsors and borrowers, borrowings under its unsecured credit facility due 2017 (the "Unsecured Credit Facility"), proceeds from the sales of real estate properties, the repayments of mortgage notes receivable, and proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources addressed above. The Company also had unencumbered real estate assets with a gross book value of approximately $2.8 billion at June 30, 2014, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Dividends paid by the Company for the six months ended June 30, 2014 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.30 per common share. The Company expects that additional cash flows from acquisitions and continued lease-up of the development conversion properties will generate sufficient cash flows from operations such that dividends for the full year 2014 can be funded by cash flows from operations.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2014 were approximately $50.6 million. Below is a summary of the significant investing activities. See Note 2 to the Condensed Consolidated Financial Statements for more detailed information on these activities.

•
During the six months ended June 30, 2014, the Company funded $1.2 million on the outstanding construction mortgage note for a build-to-suit facility in Oklahoma leased to Mercy Health based in Missouri, bringing cumulative fundings to date to $81.2 million. This project was completed in May 2014 and was purchased by the Company for a purchase price of approximately $85.4 million. The outstanding loan balance was credited to the purchase price and the Company paid an additional $4.2 million in cash consideration. Subsequent to the purchase, the Company funded an additional $1.7 million through June 30, 2014 and anticipates funding the remaining $4.1 million to complete the $91.2 million development during the second half of 2014. The building is 100% leased to Mercy Health through 2028.

•	The Company acquired three real estate properties during the six months ended June 30, 2014 as listed below:

•	In March 2014, the Company acquired ownership of a multi-tenanted office building in Iowa in satisfaction of a $40.0 million mortgage note receivable that matured on January 10, 2014.

•
In June 2014, the Company purchased a 56.9% equity interest in a limited liability company that owns a medical office building and related land in Texas. The Company paid $8.8 million in cash consideration including closing costs of $0.1 million. The Company accounted for the transaction as an asset acquisition that is recorded in real estate assets on the Company's Condensed Consolidated Balance Sheet.

•
In June 2014, the Company purchased a 35,292 square foot medical office building located in North Carolina for a purchase price and cash consideration of $6.5 million. The property is 100% leased with expirations through 2024.

•
The Company disposed of two off-campus, medical office buildings located in Florida and Texas in which the Company had an aggregate net investment of $5.8 million, generating net cash proceeds of $5.9 million.

Subsequent Acquisition
In July 2014, the Company purchased a 60,476 square foot medical office building located in Minnesota for a purchase price of $19.9 million including cash consideration of $8.5 million and the assumption of debt of $11.4 million with an interest rate of 6.67%. The property was constructed in 2010 and is 100% leased with expirations through 2025. The building is connected to Unity Hospital, a 220-bed hospital owned by Allina Health.

Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2014 were approximately $8.2 million. Inflows from accessing the debt and equity markets totaled $227.9 million, net of costs incurred. Aggregate cash outflows totaled approximately $219.7 million associated with net repayments of indebtedness and dividends paid to common stockholders. Below is a summary of the significant financing activities. See Notes 3 and 5 to the Condensed Consolidated Financial Statements for more information on the capital markets and financing activities.

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

As of June 30, 2014, the Company's outstanding balance on its Unsecured Credit Facility was $89.0 million and had a remaining borrowing capacity of approximately $611.0 million. The Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 42.6%.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2014, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Common Stock Issuances
The Company sold 1,100,300 shares of common stock under its at-the-market equity offering program at prices ranging from $24.48 to $25.84 per share, generating $27.3 million in net proceeds during the second quarter of 2014. The Company's existing sales agreements, executed in March 2013 with four investment banks, allow sales under this program of up to 9,000,000 shares of common stock, of which 4,291,100 authorized shares remained available for issuance as of June 30, 2014. In July 2014, the Company sold 288,800 shares of common stock, generating $7.2 million in net proceeds.

Noncontrolling Interest Purchase
In April 2014, the Company purchased the outstanding 40% noncontrolling equity interest in a consolidated partnership that owns a medical office building and parking garage in Texas for an aggregate purchase price and cash consideration of $8.2 million. The book value of the noncontrolling interest prior to the equity purchase was $1.6 million.

Operating Activities
Cash flows provided by operating activities increased from $43.6 million for the six months ended June 30, 2013 to $51.2 million for the six months ended June 30, 2014. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
In May 2014, the Company modified the ground leases and property operating agreements of five on-campus medical office buildings, totaling 424,000 square feet, associated with the sponsoring health system.  The Company paid the health system $12.0 million to modify these agreements and eliminate exercisable purchase options that would have resulted in a purchase price below estimated fair market value. As a result of this transaction, the Company maintained its long-term investment at a yield above current reinvestment rates. As of June 30, 2014, the Company has $144.4 million of real estate properties with exercisable purchase options and $485.9 million of real estate properties that are subject to purchase options that will become exercisable after December 31, 2014. Approximately $104.3 million of these properties have purchase option prices that could be less than fair market value, but greater than the Company's gross investment. The two recently completed Mercy Health properties representing a total gross investment of approximately $201.4 million have purchase options with stated purchase prices equal to an average premium of approximately 20% over the Company's gross investment.
In June 2014, the Company received a net $1.9 million cash reimbursement for certain operating expenses paid by the Company for years 2006 through 2013 that is included in the "Interest and other income, net" line item on the Company's Condensed Consolidated Statements of Operations.
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

New Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for information on new accounting standards. The Company is still evaluating the impact of these new standards.

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

Expiring Leases
The Company expects that approximately 15%-20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 499 leases that have expired or will expire during 2014. Approximately 88% of the leases expiring in 2014 are located in buildings on hospital campuses, are distributed throughout the portfolio and are not concentrated with any one tenant, health system or market area. The Company typically expects 75% to 85% of multi-tenant property leases to renew upon expiration and the renewals for the first six months of the year are within this range.

There were eight single tenant net leases with expiration dates in the second half of 2014. Of these, six have been renewed and are senior living facilities in Michigan and Indiana associated with a single operator. One is an on-campus, inpatient facility and has also been renewed. The remaining property is an on-campus medical office building occupied by subtenants. The Company is currently in negotiations with the master tenant as well as the subtenants regarding their lease renewals.

Operating Expenses
The Company has experienced and expects continued increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to vigorously appeal all property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2014, 82% of the Company's leased square footage allows for some recovery of operating expenses, with 47% recovering all allowable expenses. This is an increase from June 30, 2013, when 80% of the Company's leased square footage allowed some recovery of operating expenses, with 37% recovering all allowable expenses.

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

FFO for the three and six months ended June 30, 2014 compared to the same period in 2013 was primarily impacted by the various acquisitions and dispositions of the Company’s real estate portfolio, the effects of capital market transactions and the results of operations of the portfolio from period to period. FFO for the three and six months ended June 30, 2014 was positively impacted by $1.9 million, or $0.02 per common share, by a cash reimbursement for certain operating expenses paid by the Company for years 2006 through 2013. FFO for the three and six months ended June 30, 2013 was negatively impacted by $29.9 million, or $0.33 per common share, in losses incurred as a result of the early repayment of debt.

The table below reconciles FFO to net income (loss) attributable to common stockholders for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Net Income (Loss) Attributable to Common Stockholders	$5,971	$(24,205)	$9,823	$(25,204)
Gain on sales of real estate properties	(3)	(1,783)	(3)	(1,783)
Impairments	3,105	—	6,529	3,630
Real estate depreciation and amortization	27,017	24,002	53,266	47,960
Total adjustments	30,119	22,219	59,792	49,807
Funds from Operations	$36,090	$(1,986)	$69,615	$24,603
Funds from Operations per Common Share—Basic	$0.38	$(0.02)	$0.74	$0.28
Funds from Operations per Common Share—Diluted	$0.38	$(0.02)	$0.73	$0.27
Weighted Average Common Shares Outstanding—Basic	94,508	89,204	94,331	88,056
Weighted Average Common Shares Outstanding—Diluted	95,978	90,684	95,788	89,544

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

The following table reflects the Company's same store NOI for the three months ended June 30, 2014 and 2013. Also, the Company does not measure same store NOI and related growth rate on a year-to-date basis. A year-to-date period would cause the pool of same store properties to be different than the pool used in any individual quarter resulting in same store NOI information that is not indicative of the earnings from the current same store portfolio.

			Same Store NOI for the
			Three Months Ended June 30,
(Dollars in thousands)	Number of Properties (1)	Investment at June 30, 2014	2014	2013
Multi-tenant Properties	122	$1,607,512	$31,482	$30,974
Single-tenant Net Lease Properties	34	511,671	12,589	12,174
Total	156	$2,119,183	$44,071	$43,148
___________
(1) Mortgage notes receivable, reposition properties, corporate property and assets classified as held for sale are excluded.

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

The following tables reconcile same store NOI to the respective line items in the Condensed Consolidated Statements of Operations and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013
Rental income	$90,541	$76,883
Rental lease guaranty income (a)	1,160	1,332
Property operating expense	(34,136)	(31,235)
Exclude Straight-line rent revenue	(2,513)	(2,173)
NOI	55,052	44,807
NOI not included in same store	(10,981)	(1,659)
Same store NOI	$44,071	$43,148
___________
(a) Other operating income reconciliation:
Rental lease guaranty income	$1,160	$1,332
Interest income	132	91
Management fee income	77	40
Other	56	45
	$1,425	$1,508

Reconciliation of Same Store Property Count:

Property Count as of June 30, 2014
Same Store Properties	156
Acquisitions	13
Reposition	19
Development Conversions	12
Total Owned Real Estate Properties	200

Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The Company’s results of operations for the three months ended June 30, 2014 compared to the same period in 2013 were significantly impacted by acquisitions, dispositions, development conversions, impairments recorded, extinguishments of debt and capital markets transactions.

Revenues
Rental income increased $13.7 million, or 17.8%, to approximately $90.5 million compared to $76.9 million in the prior year period and is comprised of the following:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Property operating	$71,976	$62,178	$9,798	15.8%
Single-tenant net lease	16,052	12,532	3,520	28.1%
Straight-line rent	2,513	2,173	340	15.6%
Total rental income	$90,541	$76,883	$13,658	17.8%

Property operating income increased $9.8 million, or 15.8%, from the prior year period as a result of the following activity:

•	Acquisitions in 2013 and 2014 contributed $5.9 million.

•	Additional leasing activity at development conversion properties contributed $2.5 million.

•	Net leasing activity including contractual rent increases and renewals contributed $1.4 million.

Single-tenant net lease revenue increased $3.5 million, or 28.1%, from the prior year period as a result of the following activity:

•	The Company's 2013 and 2014 acquisitions contributed $3.1 million.

•	New leasing activity including contractual rent increases contributed $0.4 million.

Straight-line rent increased $0.3 million, or 15.6%, from the prior year period as a result of the following activity:

•	The Company's 2013 and 2014 acquisitions contributed $0.9 million.

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $0.5 million.

Mortgage interest income decreased $2.5 million, or 71.7%, from the prior year period as a result of the following activity:

•	The Company's 2013 acquisition of a property in Missouri affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $1.4 million.

•
Mortgage interest income decreased approximately $0.8 million related to a mortgage note receivable that the Company received a deed in lieu of foreclosure during the first quarter of 2014. See "Liquidity and Capital Resources" for additional information.

•	The Company's 2014 acquisition of a property in Oklahoma affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $0.3 million.

Expenses
Property operating expenses increased $2.9 million, or 9.3%, for the three months ended June 30, 2014 compared to the prior year period as a result of the following activity:

•	The Company's 2013 and 2014 acquisitions accounted for an increase of $2.5 million.

•	The Company experienced overall increases in utilities of approximately $0.3 million and maintenance costs of approximately $0.1 million.

General and administrative expenses decreased approximately $0.2 million, or 3.0%, for the three months ended June 30, 2014 compared to the prior year period primarily because of a decrease in compensation-related expenses.
Depreciation expense increased $3.5 million, or 16.5%, for the three months ended June 30, 2014 compared to the prior year period. Properties acquired in 2013 and 2014 and developments completed and commencing operations during 2013 contributed a combined increase of $2.5 million. The remaining $1.0 million increase is related to various building and tenant improvement expenditures.
Other income (expense)
In the second quarter of 2013, the Company recorded a loss on extinguishments of debt associated with the redemption of the unsecured senior notes due 2014 ("Senior Notes due 2014") of approximately $12.3 million and the payoff of a secured loan of approximately $17.4 million.
Interest expense decreased $0.9 million for the three months ended June 30, 2014 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2014	2013	Change	Percentage Change
Contractual interest	$17,020	$17,917	$(897)	(5.0)%
Net discount accretion	252	306	(54)	(17.6)%
Deferred financing costs amortization	794	765	29	3.8%
Interest cost capitalization	—	(63)	63	(100.0)%
Total interest expense	$18,066	$18,925	$(859)	(4.5)%

Contractual interest decreased $0.9 million primarily as a result of a lower average outstanding balance on the Unsecured Credit Facility, the repayment of the Senior Notes due 2014 in the second quarter of 2013, and the repayment of a $77.3 million secured loan in June 2013. These decreases are partially offset by an increase from mortgage notes payable assumed as part of the 2013 acquisitions and interest on the Term Loan due 2019 that the Company entered into during the first quarter of 2014.
Included in interest and other income, net for the three months ended June 30, 2014 is $1.9 million recognized for a reimbursement received by the Company for certain operating expense paid by the Company for years 2006 through 2013.
Discontinued Operations
Results from discontinued operations for the three months ended June 30, 2014 were losses of $3.3 million compared to income of $3.3 million for the three months ended June 30, 2013. These amounts include the results of operations and impairments related to assets classified as held for sale or disposed of as of June 30, 2014. See Note 2 to the Condensed Consolidated Financial Statements for more detail.

Results of Operations
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The Company’s results of operations for the six months ended June 30, 2014 compared to the same period in 2013 were significantly impacted by acquisitions, dispositions, development conversions, impairments recorded, extinguishments of debt and capital market transactions.

Revenues
Rental income increased $25.6 million, or 16.8%, to approximately $178.3 million compared to $152.7 million in the prior year period and is comprised of the following:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Property operating	$142,196	$123,981	$18,215	14.7%
Single-tenant net lease	31,289	24,502	6,787	27.7%
Straight-line rent	4,816	4,204	612	14.6%
Total rental income	$178,301	$152,687	$25,614	16.8%

Property operating income increased $18.2 million, or 14.7%, from the prior year period as a result of the following activity:

•	Acquisitions in 2013 and 2014 contributed $10.8 million.

•	Additional leasing activity at development conversion properties contributed $5.0 million.

•	Net leasing activity including contractual rent increases and renewals contributed $2.4 million.

Single-tenant net lease revenue increased $6.8 million, or 27.7%, from the prior year period as a result of the following activity:

•	The Company's 2013 and 2014 acquisitions contributed $5.7 million.

•	New leasing activity including contractual rent increases contributed $1.0 million.

Straight-line rent increased $0.6 million, or 14.6%, from the prior year period as a result of the following activity:

•	The Company's 2013 and 2014 acquisitions contributed $1.8 million.

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $1.1 million.

Mortgage interest income decreased $2.8 million, or 43.6%, from the prior year period as a result of the following activity:

•	The Company's 2013 acquisition of a property in Missouri affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $2.5 million.

•
Mortgage interest income decreased approximately $0.5 million related to a mortgage note receivable that the Company received a deed in lieu of foreclosure during the first quarter of 2014. See "Liquidity and Capital Resources" for additional information.

•
Additional funding on a construction mortgage note receivable for a build-to-suit facility affiliated with Mercy Health contributed $0.2 million. The Company acquired the property in Oklahoma in May 2014.

Expenses
Property operating expenses increased $6.9 million, or 11.3%, for the six months ended June 30, 2014 compared to the prior year period as a result of the following activity:

•	The Company's 2013 and 2014 acquisitions accounted for an increase of $4.5 million.

•
The Company experienced overall increases in real estate taxes of approximately $0.4 million, utilities of approximately $0.5 million, leasing commissions of approximately $0.4 million and maintenance costs of approximately $1.1 million.

General and administrative expenses decreased approximately $0.7 million, or 5.9%, for the six months ended June 30, 2014 compared to the prior year period primarily because of a one-time severance charge recognized in the first quarter of 2013.
Depreciation expense increased $6.5 million, or 15.3%, for the six months ended June 30, 2014 compared to the prior year period. Properties acquired in 2013 and 2014 and developments completed and commencing operations during 2013 contributed a combined increase of $4.7 million. The remaining $1.8 million increase is related to various building and tenant improvement expenditures.
Other income (expense)
In the second quarter of 2013, the Company recorded a loss on extinguishments of debt associated with the redemption of the Senior Notes due 2014 of approximately $12.3 million and the payoff of a secured loan of approximately $17.4 million.
Interest expense decreased $2.7 million for the six months ended June 30, 2014 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2014	2013	Change	Percentage Change
Contractual interest	$33,939	$36,535	$(2,596)	(7.1)%
Net discount accretion	496	536	$(40)	(7.5)%
Deferred financing costs amortization	1,549	1,795	$(246)	(13.7)%
Interest cost capitalization	—	(171)	$171	(100.0)%
Total interest expense	$35,984	$38,695	$(2,711)	(7.0)%

Contractual interest decreased $2.6 million primarily as a result of a lower average outstanding balance on the Unsecured Credit Facility, the lower interest on the $250.0 million of unsecured senior notes due 2023 issued in the first quarter of 2013 compared to the Senior Notes due 2014 that were repaid in the second quarter of 2013, and the repayment of a $77.3 million secured loan in June 2013. These decreases are partially offset by an increase from mortgage notes payable assumed as part of the 2013 acquisitions and interest on the Term Loan due 2019 that the Company entered into during the first quarter of 2014.
Deferred financing costs amortization decreased $0.2 million because of the write-off of certain unamortized costs upon the renewal of the Unsecured Credit Facility in February 2013.
Included in interest and other income, net for the six months ended June 30, 2014 is $1.9 million recognized for a reimbursement received by the Company for certain operating expense paid by the Company for years 2006 through 2013.
Discontinued Operations
Results from discontinued operations for the six months ended June 30, 2014 were losses of $7.1 million compared to income of $1.4 million for the six months ended June 30, 2013. These amounts include the results of operations and impairments related to assets classified as held for sale or disposed of as of June 30, 2014. See Note 2 to the Condensed Consolidated Financial Statements for more detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2014, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2014, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	2,925	25.15	—	—
May 1 - May 31	3,271	24.69	—	—
June 1 - June 30	—	—	—	—
Total	6,196

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ SCOTT W. HOLMES
Scott W. Holmes Executive Vice President and Chief Financial Officer

Date:	July 30, 2014

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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