Form 10-Q
period 2014-09-30
HEALTHCARE REALTY TRUST INC
filed 2014-11-04
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
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

As of October 31, 2014, the Registrant had 98,177,187 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Real estate properties:
Land	$183,991	$178,931
Buildings, improvements and lease intangibles	3,030,960	2,861,935
Personal property	9,535	9,267
Land held for development	17,054	17,054
	3,241,540	3,067,187
Less accumulated depreciation	(693,517)	(632,109)
Total real estate properties, net	2,548,023	2,435,078
Cash and cash equivalents	1,684	8,671
Mortgage notes receivable	1,900	125,547
Assets held for sale and discontinued operations, net	11,479	6,852
Other assets, net	178,238	153,514
Total assets	$2,741,324	$2,729,662
LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,403,379	$1,348,459
Accounts payable and accrued liabilities	60,017	73,741
Liabilities of discontinued operations	508	1,112
Other liabilities	57,913	61,064
Total liabilities	1,521,817	1,484,376
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 98,119 and 95,924 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	981	959
Additional paid-in capital	2,374,345	2,325,228
Accumulated other comprehensive income	51	51
Cumulative net income attributable to common stockholders	822,176	808,362
Cumulative dividends	(1,978,046)	(1,891,123)
Total stockholders’ equity	1,219,507	1,243,477
Noncontrolling interest	—	1,809
Total equity	1,219,507	1,245,286
Total liabilities and equity	$2,741,324	$2,729,662

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Rental income	$92,987	$78,161	$270,513	$230,094
Mortgage interest	44	3,926	3,634	10,290
Other operating	1,475	1,579	4,349	4,542
	94,506	83,666	278,496	244,926
EXPENSES
Property operating	34,678	32,244	102,077	92,742
General and administrative	5,190	5,582	16,834	17,961
Depreciation	25,660	21,716	74,408	63,970
Amortization	2,656	2,595	8,190	7,819
Bad debt, net of recoveries	3	109	123	116
	68,187	62,246	201,632	182,608
OTHER INCOME (EXPENSE)
Loss on extinguishments of debt	—	—	—	(29,638)
Interest expense	(18,192)	(17,043)	(54,176)	(55,738)
Interest and other income, net	410	237	2,545	686
	(17,782)	(16,806)	(51,631)	(84,690)
INCOME (LOSS) FROM CONTINUING OPERATIONS	8,537	4,614	25,233	(22,372)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	121	1,241	(75)	4,818
Impairments	(4,505)	(6,259)	(11,034)	(9,889)
Gain on sales of real estate properties	—	20,187	3	21,970
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(4,384)	15,169	(11,106)	16,899
NET INCOME (LOSS)	4,153	19,783	14,127	(5,473)
Less: Net (income) loss attributable to noncontrolling interests	(162)	(18)	(313)	34
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,991	$19,765	$13,814	$(5,439)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.09	$0.05	$0.27	$(0.25)
Discontinued operations	(0.05)	0.16	(0.12)	0.19
Net income (loss) attributable to common stockholders	$0.04	$0.21	$0.15	$(0.06)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.09	$0.05	$0.26	$(0.25)
Discontinued operations	(0.05)	0.16	(0.12)	0.19
Net income (loss) attributable to common stockholders	$0.04	$0.21	$0.14	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	95,858	93,443	94,846	89,871
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	97,329	94,836	96,310	89,871
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30	$0.90	$0.90
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$4,153	$19,783	$14,127	$(5,473)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(162)	(18)	(313)	34
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,991	$19,765	$13,814	$(5,439)

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$14,127	$(5,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,349	77,728
Stock-based compensation	3,400	4,131
Straight-line rent receivable	(7,907)	(5,654)
Straight-line rent liability	522	311
Gain on sales of real estate properties	(3)	(21,970)
Loss on extinguishment of debt	—	29,907
Impairments	11,034	9,889
Provision for bad debt, net	126	119
Changes in operating assets and liabilities:
Other assets	(16,231)	(5,988)
Accounts payable and accrued liabilities	(10,644)	(10,273)
Other liabilities	(3,123)	(788)
Net cash provided by operating activities	77,650	71,939
INVESTING ACTIVITIES
Acquisitions of real estate	(37,694)	(104,451)
Additional long-lived assets	(54,899)	(52,199)
Funding of mortgages and notes receivable	(1,244)	(57,780)
Proceeds from acquisition of real estate upon mortgage note receivable default	204	—
Proceeds from sales of real estate	6,134	75,855
Proceeds from mortgages and notes receivable repayments	5,618	643
Net cash used in investing activities	(81,881)	(137,932)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	(154,000)	75,000
Borrowings on term loan	200,000	—
Borrowings on notes and bonds payable	—	247,948
Repayments on notes and bonds payable	(4,415)	(18,655)
Redemption of notes and bonds payable	—	(371,839)
Dividends paid	(86,923)	(82,815)
Net proceeds from issuance of common stock	52,712	220,045
Common stock redemptions	(382)	(247)
Capital contributions received from noncontrolling interest	—	1,749
Distributions to noncontrolling interest holders	(380)	(32)
Purchase of noncontrolling interest	(8,189)	—
Debt issuance and assumption costs	(1,179)	(4,777)
Net cash provided by (used in) financing activities	(2,756)	66,377
Increase (decrease) in cash and cash equivalents	(6,987)	384
Cash and cash equivalents, beginning of period	8,671	6,776
Cash and cash equivalents, end of period	$1,684	$7,160

Supplemental Cash Flow Information:
Interest paid	$59,227	$62,326
Company-financed real estate property sales	$1,900	$4,241
Invoices accrued for construction, tenant improvement and other capitalized costs	$4,662	$6,291
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$12,618	$12,678
Capitalized interest	$—	$183
Elimination of construction mortgage note receivable upon acquisition real estate property	$—	$97,203
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $3.2 billion in 201 real estate properties and mortgages as of September 30, 2014. The Company’s 200 owned real estate properties are located in 30 states and total approximately 14.3 million square feet. The Company provided property management services to approximately 9.7 million square feet nationwide.

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

Interest and Other Income, Net
Included in "Interest and other income, net" for the nine months ended September 30, 2014 is $1.9 million recognized for a cash reimbursement received by the Company for certain operating expenses paid by the Company for years 2006 through 2013 and a gain recognized from insurance proceeds of approximately $0.3 million.

New Accounting Pronouncements
Accounting Standards Update No. 2014-09
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard that supersedes most all existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards.

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

Reclassifications
Certain amounts in the Company’s Condensed Consolidated Financial Statements for prior periods have been reclassified to conform to the current period presentation. Assets held for sale, and related liabilities, have been reclassified in the Company’s Condensed Consolidated Balance Sheets, and the operating results of those net assets, including assets sold, have been reclassified from continuing to discontinued operations for all periods presented.

Note 2. Real Estate Investments
2014 Acquisitions
Third Quarter
In July 2014, the Company purchased a 60,476 square foot medical office building located in Minnesota for a purchase price of $19.8 million including cash consideration of $8.4 million and the assumption of debt of $11.4 million (excluding a $1.2 million fair value adjustment premium recorded upon acquisition). The mortgage notes payable assumed by the Company bear a weighted average contractual interest rate of 6.67% with maturities from 2017 to 2040. See Note 3 for more information on the debt assumed. The property was constructed in 2010 and is 100% leased with expirations through 2025. The building is connected to Unity Hospital, a 220-bed hospital operated by Allina Health.

In September 2014, the Company purchased a 47,962 square foot medical office building located in Florida for a purchase price and cash consideration of $7.9 million. The property is 89% leased with expirations through 2019. The building is adjacent to Tampa General Hospital, a 1,018-bed hospital.

Second Quarter
In May 2014, the Company purchased a 200,000 square foot medical office building in Oklahoma for a purchase price of approximately $85.4 million that is 100% leased to Mercy Health, based in Missouri, through 2028 under a single-tenant net lease. The Company funded the development of the facility through a construction mortgage loan of approximately $81.2 million that upon purchase was eliminated in the Company's Condensed Consolidated Financial Statements. At the closing of the purchase, the outstanding loan balance was credited to the purchase price and the Company paid an additional $4.2 million in cash consideration. Subsequent to the purchase, the Company funded an additional $4.0 million and anticipates funding approximately $1.8 million to complete the $91.2 million development during the fourth quarter of 2014.

In June 2014, the Company purchased a 56.9% equity interest in a limited liability company that owns a medical office building and related land in Texas. The Company paid $8.8 million in cash consideration including closing costs of $0.1 million. Based on the nature of the transaction, the Company has accounted for the acquisition as an asset acquisition and has recorded the amounts in real estate assets on the Company's Condensed Consolidated Balance Sheet. The building is adjacent to Seton Medical Center, a 534-bed hospital.

Also in June 2014, the Company purchased a 35,292 square foot medical office building located in North Carolina for a purchase price and cash consideration of $6.5 million. The property is 100% leased with expirations through 2024. The building is adjacent to Wesley Long Hospital, a 175-bed hospital.

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

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Building	$38.1	11.5-33.0
Intangibles:
At-market lease intangibles	2.1	5.8
Below-market ground lease intangibles	(0.1)	91.3
Below-market lease intangibles	(0.4)	3.8-6.5
Total intangibles	1.6
Foreclosed mortgage note receivable	(40.0)
Other assets acquired	1.8
Accounts payable, accrued liabilities and other liabilities assumed	(1.7)
Cash acquired	0.2
Total cash paid	$—

The following table details the Company's acquisitions for the nine months ended September 30, 2014:

(Dollars in millions)	Date Acquired	Purchase Price	Elimination of Mortgage Note Receivable	Mortgage Notes Payable Assumed	Cash Consideration	Real Estate	Other	Square Footage
Real estate acquisitions
Iowa	3/28/14	$—	$(40.0)	$—	$—	$40.2	$(0.2)	152,655
Oklahoma	5/22/14	85.4	(81.2)	—	4.2	85.4	—	200,000
Texas	6/4/14	8.7	—	—	8.8	8.8	—	48,048
North Carolina	6/6/14	6.5	—	—	6.5	6.5	—	35,292
Minnesota (1)	7/28/14	19.8	—	(11.4)	8.4	21.0	(1.2)	60,476
Florida	9/16/14	7.9	—	—	7.9	7.9	—	47,962
		$128.3	$(121.2)	$(11.4)	$35.8	$169.8	$(1.4)	544,433
______
(1) The mortgage note payable assumed in the acquisition does not reflect the fair value adjustment of $1.2 million recorded by the Company upon acquisition (included in Other).
Subsequent Acquisition
In October 2014, the Company acquired a 68,860 square foot medical office building in Oklahoma for a purchase price of $17.4 million, including cash consideration of $10.6 million and the assumption of debt of $6.8 million. The mortgage note payable, assumed by the Company, bears a contractual interest rate of 6.1% and matures on August 1, 2020. The property is 96.7% leased with expirations through 2027. The building is located on the Norman Regional Healthplex campus, a 152-bed specialty hospital.

2014 Dispositions
Third Quarter
In September 2014, the Company disposed of an on-campus 31,026 square foot medical office building located in Nevada in which the Company had a $4.9 million net investment. The sales price was approximately $2.3 million, comprised of net cash proceeds of approximately $0.2 million, a seller-financed mortgage note of $1.9 million, and closing costs of $0.2 million. The

Notes to Condensed Consolidated Financial Statements - Continued

Company recognized a $2.8 million impairment on the disposal of this property that was not previously classified as held for sale.

Second Quarter
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

A summary of the Company's 2014 dispositions are as follows:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Company-financed Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage
Real estate dispositions
Florida (1)	4/11/2014	$1.8	$(0.1)	$—	$1.7	$1.7	$—	$—	52,608
Texas (1)	4/23/2014	4.4	(0.2)	—	4.2	4.1	0.1	—	58,365
Nevada	9/12/2014	2.3	(0.2)	(1.9)	0.2	4.9	—	(2.8)	31,026
Total dispositions		8.5	(0.5)	(1.9)	6.1	10.7	0.1	(2.8)	141,999
Mortgage note repayments		—	—	4.9	4.9	—	—	—	—
		$8.5	$(0.5)	$3.0	$11.0	$10.7	$0.1	$(2.8)	141,999
______
(1) Previously included in assets held for sale.

Potential Disposition
In September 2014, the Company received notice from a tenant of its intent to purchase a medical office building in Pennsylvania pursuant to a purchase option contained in its lease with the Company. The Company's net investment in the building is $7.7 million at September 30, 2014, including straight-line rent receivables. The purchase price for the property will be the greater of a fair market value or approximately $15.0 million. The appraisal process is on-going and the sale will result in a potential gain of at least $7.3 million. The Company preliminarily expects the sale to occur during the first quarter of 2015. The property was reclassified as held for sale as of September 30, 2014.

Company-Financed Mortgage Notes
During the third quarter of 2014, two mortgage notes receivable were repaid generating an aggregate of $4.9 million in net proceeds.

Notes to Condensed Consolidated Financial Statements - Continued

In September 2014, the Company originated a $1.9 million seller-financed mortgage note receivable with the purchaser of a medical office building located in Nevada that was sold by the Company as discussed in "2014 Dispositions" above.

Noncontrolling Interest Purchase
In April 2014, the Company purchased the outstanding 40% noncontrolling equity interest in a consolidated partnership that owns a medical office building and parking garage in Texas, which were developed by the partnership, for an aggregate purchase price and cash consideration of $8.2 million. The book value of the noncontrolling interest prior to the equity purchase was $1.6 million. The Company held a term loan that was secured by the property and was payable from the partnership. Upon acquisition of the noncontrolling interest, the term loan, which was previously eliminated in the Company's Condensed Consolidated Financial Statements, was extinguished.

Discontinued Operations and Assets Held for Sale
During the third quarter of 2014, the Company reclassified one property to held for sale. See "Potential Dispositions" above for more information.

Also, during the third quarter of 2014, the Company received an offer and is in negotiations regarding the purchase one of its buildings that was classified as held for sale. The offer is less than the Company's net investment resulting in an impairment charge of $1.8 million which was recorded in the third quarter of 2014. The fair value amount used to calculate the impairment was based on the expected sales price less costs to sell, which is a Level 3 input.

At September 30, 2014 and December 31, 2013, the Company had four and three properties classified as held for sale, respectively.

The tables below reflect the assets and liabilities of the properties classified as held for sale and discontinued operations as of September 30, 2014 and December 31, 2013 and the results of operations of the properties included in discontinued operations on the Company's Consolidated Statements of Operations for three and nine months ended September 30, 2014 and 2013.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Balance Sheet data:
Land	$1,674	$1,578
Buildings, improvements and lease intangibles	22,232	15,400
Personal property	14	—
	23,920	16,978
Accumulated depreciation	(12,901)	(10,211)
Assets held for sale, net	11,019	6,767
Other assets, net (including receivables)	460	85
Assets of discontinued operations, net	460	85
Assets held for sale and discontinued operations, net	$11,479	$6,852

Accounts payable and accrued liabilities	$482	$1,091
Other liabilities	26	21
Liabilities of discontinued operations	$508	$1,112

Notes to Condensed Consolidated Financial Statements - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Statements of Operations data:
Revenues
Rental income	$465	$2,608	$1,689	$9,771
Other Operating Income	—	—	—	1
	465	2,608	1,689	9,772
Expenses
Property operating	251	724	1,223	2,221
General and administrative	1	1	3	4
Depreciation	104	649	544	2,390
Amortization	—	12	—	55
Bad debt, net of recoveries	(4)	3	3	3
	352	1,389	1,773	4,673
Other Income (Expense)
Loss on extinguishment of debt	—	—	—	(270)
Interest expense	—	—	—	(40)
Interest and other income, net	8	22	9	29
	8	22	9	(281)
Discontinued Operations
Income (loss) from discontinued operations	121	1,241	(75)	4,818
Impairments	(4,505)	(6,259)	(11,034)	(9,889)
Gain on sales of real estate properties	—	20,187	3	21,970
Income (Loss) from Discontinued Operations	$(4,384)	$15,169	$(11,106)	$16,899

Note 3. Notes and Bonds Payable
Third Quarter
In July 2014, upon the acquisition of a real estate property, the Company assumed a series 2010B Bond due 2017 totaling $0.5 million, a Series 2010A Bond due 2022 totaling $1.2 million, a Series 2010A Bond due 2030 totaling $2.8 million and a Series 2010A Bond due 2040 totaling $7.0 million. The aggregate outstanding balance of these bonds is approximately $11.4 million excluding a fair value adjustment premium recorded upon acquisition of approximately $1.2 million. The mortgage notes payable have a weighted average contractual interest rate of 6.67% (effective rate of 4.79%). The Series 2010A Bonds can be repaid without penalty on or after May 1, 2020. See Note 2 of the Condensed Consolidated Financial Statements for more information regarding this transaction.
First Quarter
In February 2014, the Company entered into a $200.0 million unsecured term loan facility ("Term Loan due 2019") with a syndicate of nine lenders that matures on February 26, 2019. The Term Loan due 2019 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 1.00% to 1.95% (currently 1.45%) based upon the Company's unsecured debt ratings. Payments under the Term Loan due 2019 are interest only, with the full amount of the principal due at maturity. The Term Loan due 2019 may be prepaid at any time, without penalty. The proceeds from the Term Loan due 2019 were used by the Company to repay borrowings on its unsecured revolving credit facility due 2017 ("Unsecured Credit Facility"). The Term Loan due 2019 has various financial covenant provisions that are required to be met on a quarterly and annual basis that are equivalent to those of the Unsecured Credit Facility. The Company was in compliance with the financial covenant provisions at September 30, 2014.
Subsequent Activity
In October 2014, the Company repaid three mortgage notes payable totaling $6.3 million bearing a weighted average contractual interest rate of 6.08% (effective rate of 4.06%) that encumbered two medical office buildings in Virginia.

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

Note 5. Equity
The following table provides a reconciliation of total equity for the nine months ended September 30, 2014:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$959	$2,325,228	$51	$808,362	$(1,891,123)	$1,243,477	$1,809	$1,245,286
Issuance of common stock	21	52,677	—	—	—	52,698	—	52,698
Common stock redemptions	—	(382)	—	—	—	(382)	—	(382)
Stock-based compensation	1	3,399	—	—	—	3,400	—	3,400
Net income	—	—	—	13,814	—	13,814	313	14,127
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(86,923)	(86,923)	—	(86,923)
Distributions to non-controlling interests	—	—	—	—	—	—	(510)	(510)
Purchase of noncontrolling interest in consolidated partnership	—	(6,577)	—	—	—	(6,577)	(1,612)	(8,189)
Balance at September 30, 2014	$981	$2,374,345	$51	$822,176	$(1,978,046)	$1,219,507	$—	$1,219,507

The following schedule discloses the effects of changes in the Company's ownership interest in its less-than-wholly-owned subsidiary on the Company's stockholders' equity (in thousands):

Nine Months Ended September 30, 2014
Net income attributable to common stockholders	$13,814
Transfers to noncontrolling interest:
Net decrease in the Company's additional paid-in capital for purchase of subsidiary partnership interest	(6,577)
Net transfers to the noncontrolling interest	(6,577)
Change to the Company's total stockholders' equity from net income attributable to common stockholders and transfers to noncontrolling interest	$7,237

Notes to Condensed Consolidated Financial Statements - Continued

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
Balance, beginning of period	95,924,339	87,514,336
Issuance of common stock	2,149,976	8,293,369
Nonvested share-based awards, net	44,231	116,634
Balance, end of period	98,118,546	95,924,339

At-The-Market Equity Offering Program
During the nine months ended September 30, 2014, the Company sold 2,099,380 shares of common stock under its at-the-market equity offering program, generating $51.8 million in net proceeds at prices ranging from $24.35 to $25.84 per share (weighted average of $25.05 per share). Of this amount, the Company sold 999,080 shares of common stock during the third quarter of 2014 generating $24.5 million in net proceeds at prices ranging from $24.35 to $25.50 per share (weighted average of $24.93 per share). In October 2014, the Company sold 58,504 shares of common stock, generating $1.5 million in net proceeds at prices ranging from $25.00 to $25.35 per share (weighted average of $25.32 per share).

The Company's existing sales agreements with four investment banks allow sales under this program of up to 9,000,000 shares of common stock, with 3,233,516 authorized shares remaining available to be sold under the these agreements as of November 4, 2014.

Common Stock Dividends
During the first nine months of 2014, the Company declared and paid common stock dividends totaling $0.90 per share.
On November 4, 2014, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on November 28, 2014 to stockholders of record on November 14, 2014.

Notes to Condensed Consolidated Financial Statements - Continued

Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	97,651,673	95,220,031	96,677,774	91,665,703
Nonvested shares	(1,793,639)	(1,777,203)	(1,832,242)	(1,794,606)
Weighted average Common Shares outstanding—Basic	95,858,034	93,442,828	94,845,532	89,871,097
Weighted average Common Shares—Basic	95,858,034	93,442,828	94,845,532	89,871,097
Dilutive effect of restricted stock	1,369,047	1,278,902	1,346,032	—
Dilutive effect of employee stock purchase plan	101,963	114,264	118,854	—
Weighted average Common Shares outstanding—Diluted	97,329,044	94,835,994	96,310,418	89,871,097
Net Income (Loss)
Income (loss) from continuing operations	$8,537	$4,614	$25,233	$(22,372)
Noncontrolling interests’ share in net (income) loss	(162)	(18)	(313)	34
Income (loss) from continuing operations attributable to common stockholders	8,375	4,596	24,920	(22,338)
Discontinued operations	(4,384)	15,169	(11,106)	16,899
Net income (loss) attributable to common stockholders	$3,991	$19,765	$13,814	$(5,439)
Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.09	$0.05	$0.27	$(0.25)
Discontinued operations	(0.05)	0.16	(0.12)	0.19
Net income (loss) attributable to common stockholders	$0.04	$0.21	$0.15	$(0.06)
Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations	$0.09	$0.05	$0.26	$(0.25)
Discontinued operations	(0.05)	0.16	(0.12)	0.19
Net income (loss) attributable to common stockholders	$0.04	$0.21	$0.14	$(0.06)

The effect of 1,294,953 nonvested shares and options to purchase 164,418 shares of the Company's common stock for the nine months ended September 30, 2013 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during that period.

Incentive Plans
The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include nonvested common stock issued to employees and the Company’s directors. During the nine months ended September 30, 2014 and 2013, the Company issued 128,199 and 87,043 shares of nonvested common stock, respectively, to participants under these incentive plans and withheld 16,170 and 9,433 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

Notes to Condensed Consolidated Financial Statements - Continued

A summary of the activity under the stock-based incentive plans for the three and nine months ended September 30, 2014 and 2013 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based awards, beginning of period	1,837,855	1,778,083	1,788,168	1,770,061
Granted	—	—	128,199	87,043
Vested	(4,911)	(890)	(83,423)	(79,911)
Forfeited	(67,798)	—	(67,798)	—
Stock-based awards, end of period	1,765,146	1,777,193	1,765,146	1,777,193

The Company recorded approximately $0.2 million in general and administrative expenses during the first quarter of 2014 relating to the annual grant of options to its employees under the Employee Stock Purchase Plan based on the Company's estimate of option exercises.

A summary of the activity under the Employee Stock Purchase Plan for the three and nine months ended September 30, 2014 and 2013 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Outstanding and exercisable, beginning of period	440,471	433,801	391,108	433,452
Granted	—	—	275,655	246,717
Exercised	(11,668)	(7,478)	(40,988)	(60,483)
Forfeited	(5,219)	(14,007)	(44,316)	(36,819)
Expired	—	—	(157,875)	(170,551)
Outstanding and exercisable, end of period	423,584	412,316	423,584	412,316

Note 6. Defined Benefit Pension Plan
The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan is $0.9 million, subject to cost-of-living adjustments. As of September 30, 2014, only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.

Net periodic benefit cost recorded related to the Company’s pension plan for the three and nine months ended September 30, 2014 and 2013 is detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$22	$22	$66	$64
Interest cost	172	149	515	448
Amortization of net gain/loss	117	344	352	1,035
Amortization of prior service cost	(297)	(297)	(892)	(892)
Total recognized in net periodic benefit cost	$14	$218	$41	$655

Notes to Condensed Consolidated Financial Statements - Continued

Note 7. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value as of September 30, 2014 and December 31, 2013 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of mortgage notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently. The table below details the fair value and carrying values for notes and bonds payable and mortgage notes receivable at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,403.4	$1,426.5	$1,348.5	$1,380.6
Mortgage notes receivable (2)	$1.9	$1.9	$125.5	$124.5
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

The purpose of this Management's Discussion and Analysis ("MD&A") is to provide an understanding of the Company's consolidated financial condition, results of operations and cash flows by focusing on the changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Liquidity and Capital Resources

•	Trends and Matters Impacting Operating Results

•	Results of Operations

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent and interest receipts from its real estate and mortgage portfolio based on contractual arrangements with its tenants, sponsors and borrowers, borrowings under the Unsecured Credit Facility, proceeds from the sales of real estate properties, the repayments of mortgage notes receivable, and proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources addressed above. The Company also had unencumbered real estate assets with a gross book value of approximately $2.9 billion at September 30, 2014, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Dividends paid by the Company for the nine months ended September 30, 2014 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.30 per common share. The Company expects that additional cash flows from existing properties, acquisitions and continued lease-up of the development conversion properties will generate sufficient cash flows from operations such that dividends for the full year 2014 can be funded by cash flows from operations.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2014 were approximately $81.9 million. Below is a summary of the significant investing activities. See Note 2 to the Condensed Consolidated Financial Statements for more detailed information on these activities.

•
During the nine months ended September 30, 2014, the Company funded $1.2 million on the outstanding construction mortgage note for a build-to-suit facility in Oklahoma leased to Mercy Health, based in Missouri, bringing cumulative fundings to date to $81.2 million. This project was completed in May 2014 and was purchased by the Company for a purchase price of approximately $85.4 million. The outstanding loan balance was credited to the purchase price and the Company paid an additional $4.2 million in cash consideration. Subsequent to the purchase, the Company funded an additional $4.0 million to fund construction costs through September 30, 2014 and anticipates funding an additional

$1.8 million to complete the $91.2 million development during the fourth quarter of 2014. The building is 100% leased to Mercy Health through 2028.

•	The Company acquired five real estate properties during the nine months ended September 30, 2014 as listed below:

•	In March 2014, the Company acquired ownership of a multi-tenanted office building in Iowa in satisfaction of a $40.0 million mortgage note receivable that matured on January 10, 2014.

•
In June 2014, the Company purchased a 56.9% equity interest in a limited liability company that owns a medical office building and related land in Texas. The Company paid $8.8 million in cash consideration including closing costs of $0.1 million. The Company accounted for the transaction as an asset acquisition that is recorded in real estate assets on the Company's Condensed Consolidated Balance Sheet. The building is adjacent to Seton Medical Center, a 534-bed hospital.

•
In June 2014, the Company purchased a 35,292 square foot medical office building located in North Carolina for a purchase price and cash consideration of $6.5 million. The property is 100% leased with expirations through 2024. The building is adjacent to Wesley Long Hospital, a 175-bed hospital.

•
In July 2014, the Company purchased a 60,476 square foot medical office building located in Minnesota for a purchase price of $19.8 million including cash consideration of $8.4 million and the assumption of debt of $11.4 million (excluding a $1.2 million fair value adjustment premium recorded upon acquisition). The mortgage note payables assumed by the Company bear a weighted average contractual interest rate of 6.67% with maturities from 2017 to 2040. See Note 3 to the Company's Condensed Consolidated Financial Statements accompanying this report for more information on the debt assumed. The property was constructed in 2010 and is 100% leased with expirations through 2025. The building is connected to Unity Hospital, a 220-bed hospital operated by Allina Health.

•
In September 2014, the Company purchased a 47,962 square foot medical office building located in Florida for a purchase price and cash consideration of $7.9 million. The property is 89% leased with expirations through 2019. The building is adjacent to Tampa General Hospital, a 1,018-bed hospital.

•
The Company disposed of two off-campus, medical office buildings located in Florida and Texas and an on-campus medical office building in Nevada in which the Company had an aggregate net investment of $10.7 million, generating net cash proceeds of $6.1 million and the origination of a $1.9 million Company-financed mortgage note receivable.

•	During the third quarter of 2014, two mortgage notes receivable were repaid generating an aggregate of $4.9 million in net proceeds.

Subsequent Acquisition
In October 2014, the Company acquired a 68,860 square foot medical office building in Oklahoma for a purchase price of $17.4 million, including cash consideration of $10.6 million and the assumption of debt of $6.8 million. The mortgage note payable, assumed by the Company, bears a contractual interest rate of 6.1% and matures on August 1, 2020. The property is 96.7% leased with expirations through 2027. The building is located on the Norman Regional Healthplex campus, a 152-bed specialty hospital.

Potential Disposition
In September 2014, the Company received notice from a tenant of its intent to purchase a medical office building in Pennsylvania pursuant to a purchase option contained in its lease with the Company. The Company's net investment in the building is $7.7 million at September 30, 2014, including straight-line rent receivables. The purchase price for the property will be the greater of a fair market value or approximately $15.0 million. The appraisal process is on-going and the sale will result in a potential gain of at least $7.3 million. The Company preliminarily expects the sale to occur during the first quarter of 2015. The property was reclassified as held for sale as of September 30, 2014.

Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2014 were approximately $2.8 million. Inflows from accessing the debt and equity markets totaled $252.7 million, net of costs incurred. Aggregate cash outflows totaled approximately $255.5 million primarily associated with net repayments of indebtedness and dividends paid to common stockholders. Below is a summary of the significant financing activities. See Notes 3 and 5 to the Condensed Consolidated Financial Statements for more information on the capital markets and financing activities.

Changes in Debt Structure
In February 2014, the Company entered into a $200.0 million Term Loan due 2019 with a syndicate of nine lenders that matures on February 26, 2019. The Term Loan due 2019 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 1.00% to 1.95% (currently 1.45%) based upon the Company's unsecured debt ratings. Payments under the Term Loan due 2019 are interest only, with the full amount of the principal due at maturity. The Term Loan due 2019 may be prepaid at any time, without penalty. The proceeds from the Term Loan due 2019 were used by the Company to repay borrowings on the Unsecured Credit Facility.
In July 2014, upon the acquisition of a real estate property, the Company assumed a series 2010B Bond due 2017 totaling $0.5 million, a Series 2010A Bond due 2022 totaling $1.2 million, a Series 2010A Bond due 2030 totaling $2.8 million and a Series 2010A Bond due 2040 totaling $7.0 million. The aggregate outstanding balance of the bonds is approximately $11.4 million excluding a fair value adjustment premium recorded upon acquisition of approximately $1.2 million. The mortgage notes payable have a weighted average contractual interest rate of 6.67% (effective rate of 4.79%). The Series 2010A Bonds can be repaid without penalty on or after May 1, 2020. See Note 2 to the Company's Condensed Consolidated Financial Statements accompanying this report for more information regarding this transaction.
In October 2014, the Company repaid three mortgage notes payable totaling $6.3 million bearing a weighted average contractual interest rate of 6.08% (effective rate of 4.06%) that encumbered two medical office buildings in Virginia.
As of September 30, 2014, the Company's outstanding balance on the Unsecured Credit Facility was $84.0 million, with a remaining borrowing capacity of approximately $616.0 million. The Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 42.4%.
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2014, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Common Stock Issuances
During the nine months ended September 30, 2014, the Company sold 2,099,380 shares of common stock under its at-the-market equity offering program, generating $51.8 million in net proceeds at prices ranging from $24.35 to $25.84 per share (weighted average of $25.05 per share). Of this amount, the Company sold 999,080 shares of common stock during the third quarter of 2014 generating $24.5 million in net proceeds at prices ranging from $24.35 to $25.50 per share (weighted average of $24.93 per share). In October 2014, the Company sold 58,504 shares of common stock, generating $1.5 million in net proceeds at prices ranging from $25.00 to $25.35 per share (weighted average of $25.32 per share).

The Company's existing sales agreements with four investment banks allow sales under this program of up to 9,000,000 shares of common stock, with 3,233,516 authorized shares remaining available to be sold under the these agreements as of November 4, 2014.

Noncontrolling Interest Purchase
In April 2014, the Company purchased the outstanding 40% noncontrolling equity interest in a consolidated partnership that owned a medical office building and parking garage in Texas, which were developed by the partnership, for an aggregate purchase price and cash consideration of $8.2 million. The book value of the noncontrolling interest prior to the equity purchase was $1.6 million.

Operating Activities
Cash flows provided by operating activities increased from $71.9 million for the nine months ended September 30, 2013 to $77.7 million for the nine months ended September 30, 2014. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
In May 2014, the Company modified the ground leases and property operating agreements of five on-campus medical office buildings, totaling 424,000 square feet, associated with the sponsoring health system.  The Company paid the health system $12.0 million to modify these agreements and eliminate exercisable purchase options that would have resulted in a purchase price below estimated fair market value. As a result of this transaction, the Company maintained its long-term investment at a yield above current reinvestment rates. As of September 30, 2014, the Company has approximately $131.0 million of real estate properties with exercisable purchase options and $486.4 million of real estate properties that are subject to purchase options that will become exercisable after December 31, 2014. Approximately $104.3 million of these properties have purchase option prices that could be less than fair market value, but greater than the Company's gross investment. The two recently completed Mercy Health properties representing a total gross investment of approximately $201.4 million have purchase options with stated purchase prices equal to an average premium of approximately 20% of the Company's gross investment.
In June 2014, the Company received a net $1.9 million cash reimbursement for certain operating expenses paid by the Company for years 2006 through 2013 that is included in the "Interest and other income, net" line item on the Company's Condensed Consolidated Statements of Operations accompanying this report.
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

New Accounting Pronouncements
See Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards not yet adopted. The Company is still evaluating the impact of these new standards.

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

Expiring Leases
The Company expects that approximately 10% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 499 leases that have expired or will expire during 2014. Approximately 88% of the leases expiring in 2014 are located in buildings on hospital campuses, are distributed throughout the portfolio and are not concentrated with any one tenant, health system or market area. The Company typically expects 75% to 85% of multi-tenant property leases to renew upon expiration, and the renewals for the first nine months of the year are within this range.

There were eight single tenant net leases with expiration dates in 2014. Of these, six leases with respect to senior living facilities in Michigan and Indiana associated with a single operator have been renewed. Additionally, one lease with respect to an on-campus, inpatient facility has also been renewed. The remaining lease relates to an on-campus medical office building occupied by subtenants. The Company is currently in negotiations with the subtenants regarding their lease renewals. There are no single tenant net leases with expiration dates in 2015.

Operating Expenses
The Company has experienced and expects continued increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to vigorously appeal all property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2014, 83% of the Company's multi-tenant leased square footage allows for some recovery of operating expenses, with 47% recovering all allowable expenses. This is an increase from September 30, 2013, when 80% of the Company's leased square footage allowed some recovery of operating expenses, with 39% recovering all allowable expenses.

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

The non-GAAP financial measures presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income (determined in accordance with GAAP), as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's consolidated historical operating results, these measures should be examined in conjunction with net income as presented in the Condensed Consolidated Financial Statements and other financial data included elsewhere in this report.

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

FFO for the three and nine months ended September 30, 2014 compared to the same period in 2013 was primarily impacted by the various acquisitions and dispositions during the period, the effects of capital market transactions and the results of operations of the portfolio from period to period. FFO for the nine months ended September 30, 2014 was also positively impacted by $1.9 million, or $0.02 per common share, by a cash reimbursement for certain operating expenses paid by the Company for years 2006 through 2013 and the nine months ended September 30, 2013 was negatively impacted by $29.9 million, or $0.33 per common share, charges incurred as a result of the early repayment of debt.

The table below reconciles FFO to net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Net Income (Loss) Attributable to Common Stockholders	$3,991	$19,765	$13,814	$(5,439)
Gain on sales of real estate properties	—	(20,187)	(3)	(21,970)
Impairments	4,505	6,259	11,034	9,889
Real estate depreciation and amortization	27,697	24,214	80,963	72,175
Total adjustments	32,202	10,286	91,994	60,094
Funds from Operations	$36,193	$30,051	$105,808	$54,655
Funds from Operations per Common Share—Basic	$0.38	$0.32	$1.12	$0.61
Funds from Operations per Common Share—Diluted	$0.37	$0.32	$1.10	$0.60
Weighted Average Common Shares Outstanding—Basic	95,858	93,443	94,846	89,871
Weighted Average Common Shares Outstanding—Diluted	97,329	94,836	96,310	91,330

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

The following table reflects the Company's same store NOI for the three months ended September 30, 2014 and 2013. The Company does not measure same store NOI and related growth rate on a year-to-date basis. In a year-to-date period the pool of same store properties would be different than the pool used in any individual quarter resulting in same store NOI information that is not indicative of the earnings from the current same store portfolio.

			Same Store NOI for the
			Three Months Ended September 30,
(Dollars in thousands)	Number of Properties (1)	Investment at September 30, 2014	2014	2013
Multi-tenant Properties	121	$1,606,109	$31,420	$30,171
Single-tenant Net Lease Properties	34	517,243	12,827	12,554
Total	155	$2,123,352	$44,247	$42,725
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

The following tables reconcile same store NOI to the respective line items in the Condensed Consolidated Statements of Operations and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Rental income	$92,987	$78,161
Rental lease guaranty income (a)	1,100	1,383
Property operating expense	(34,678)	(32,244)
Exclude Straight-line rent revenue	(3,055)	(2,353)
NOI	56,354	44,947
NOI not included in same store	(12,107)	(2,222)
Same store NOI	$44,247	$42,725
___________
(a) Other operating income reconciliation:
Rental lease guaranty income	$1,100	$1,383
Interest income	247	102
Management fee income	72	40
Other	56	54
	$1,475	$1,579

Reconciliation of Same Store Property Count:

Property Count as of September 30, 2014
Same Store Properties	155
Acquisitions	14
Reposition	19
Development Conversions	12
Total Owned Real Estate Properties	200

Restricted Stock Vesting
The Company’s Chairman and Chief Executive Officer, David R. Emery, has received multiple grants of restricted stock in prior years, 838,886 shares of which will vest by their terms on December 31, 2014. The Company expects that approximately 352,000 of these shares will be forfeited by Mr. Emery upon vesting and redeemed by the Company to satisfy the Company’s income tax withholding requirements. Together with his other holdings, Mr. Emery will continue to retain approximately 749,000 shares of the Company’s common stock, 52,073 of which will continue to be restricted and subject to future vesting requirements.

Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The Company’s results of operations for the three months ended September 30, 2014 compared to the same period in 2013 were significantly impacted by acquisitions, dispositions, development conversions, impairments recorded, gains on sales of real estate and capital markets transactions.

Revenues
Rental income increased $14.8 million, or 19.0%, to approximately $93.0 million for the three months ended September 30, 2014 compared to $78.2 million in the prior year period and is comprised of the following:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Property operating	$72,730	$63,119	$9,611	15.2%
Single-tenant net lease	17,202	12,689	4,513	35.6%
Straight-line rent	3,055	2,353	702	29.8%
Total rental income	$92,987	$78,161	$14,826	19.0%

Property operating income increased $9.6 million, or 15.2%, from the prior year period as a result of the following activity:

•	Acquisitions in 2013 and 2014 contributed $5.8 million.

•	Additional leasing activity at development conversion properties contributed $2.3 million.

•	Net leasing activity including contractual rent increases and renewals contributed $1.5 million.

Single-tenant net lease revenue increased $4.5 million, or 35.6%, from the prior year period as a result of the following activity:

•	The Company's 2013 and 2014 acquisitions contributed $4.2 million.

•	New leasing activity including contractual rent increases contributed $0.3 million.

Straight-line rent increased $0.7 million, or 29.8%, from the prior year period as a result of the Company's 2013 and 2014 acquisitions.

Mortgage interest income decreased $3.9 million, or 98.9%, from the prior year period as a result of the following activity:

•	The Company's 2013 acquisition of a property in Missouri affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $1.7 million.

•
Mortgage interest income decreased approximately $0.8 million related to a mortgage note receivable that the Company received a deed in lieu of foreclosure during the first quarter of 2014. See "Liquidity and Capital Resources" for additional information.

•	The Company's 2014 acquisition of a property in Oklahoma affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $1.3 million.

Expenses
Property operating expenses increased $2.4 million, or 7.5%, for the three months ended September 30, 2014 compared to the prior year period primarily as a result of the Company's 2013 and 2014 acquisitions.

General and administrative expenses decreased approximately $0.4 million, or 7.0%, for the three months ended September 30, 2014 compared to the prior year period primarily because of a one-time reversal of restricted stock amortization as the result of an officer's resignation.
Depreciation expense increased $3.9 million, or 18.2%, for the three months ended September 30, 2014 compared to the prior year period. Properties acquired in 2013 and 2014 and developments completed and commencing operations during 2013 contributed a combined increase of $2.8 million. The remaining $1.1 million increase is related to various building and tenant improvement expenditures.
Other income (expense)
Interest expense increased $1.1 million for the three months ended September 30, 2014 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2014	2013	Change	Percentage Change
Contractual interest	$17,178	$16,034	$1,144	7.1%
Net discount accretion	220	305	(85)	(27.9)%
Deferred financing costs amortization	794	716	78	10.9%
Interest cost capitalization	—	(12)	12	(100.0)%
Total interest expense	$18,192	$17,043	$1,149	6.7%

Contractual interest increased $1.1 million as a result of the following activity:

•	The Unsecured Credit Facility and Term Loan due 2019 accounted for a net increase of $0.5 million.

•	Mortgage notes payable assumed upon acquisition of real estate properties accounted for an increase of $0.6 million.

Included in interest and other income, net for the three months ended September 30, 2014 is a gain recognized on insurance proceeds of approximately $0.3 million.
Discontinued Operations
Results from discontinued operations for the three months ended September 30, 2014 were losses of $4.4 million compared to income of $15.2 million for the three months ended September 30, 2013. These amounts include the results of operations and impairments related to assets classified as held for sale or disposed of as of September 30, 2014. See Note 2 to the Company's Condensed Consolidated Financial Statements accompanying this report for more detail.

Results of Operations
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The Company’s results of operations for the nine months ended September 30, 2014 compared to the same period in 2013 were significantly impacted by acquisitions, dispositions, development conversions, impairments recorded, gains on sales of real estate, extinguishments of debt and capital market transactions.

Revenues
Rental income increased $40.4 million, or 17.6%, to approximately $270.5 million compared to $230.1 million in the prior year period and is comprised of the following:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Property operating	$214,827	$187,026	$27,801	14.9%
Single-tenant net lease	47,879	36,596	11,283	30.8%
Straight-line rent	7,807	6,472	1,335	20.6%
Total rental income	$270,513	$230,094	$40,419	17.6%

Property operating income increased $27.8 million, or 14.9%, from the prior year period as a result of the following activity:

•	Acquisitions in 2013 and 2014 contributed $16.7 million.

•	Additional leasing activity at development conversion properties contributed $7.3 million.

•	Net leasing activity including contractual rent increases and renewals contributed $3.9 million.

Single-tenant net lease revenue increased $11.3 million, or 30.8%, from the prior year period as a result of the following activity:

•	The Company's 2013 and 2014 acquisitions contributed $10.0 million.

•	New leasing activity including contractual rent increases contributed $1.3 million.

Straight-line rent increased $1.3 million, or 20.6%, from the prior year period as a result of the following activity:

•	The Company's 2013 and 2014 acquisitions contributed $2.4 million.

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $1.1 million.

Mortgage interest income decreased $6.7 million, or 64.7%, from the prior year period as a result of the following activity:

•	The Company's 2013 acquisition of a property in Missouri affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $4.2 million.

•
Mortgage interest income decreased approximately $1.3 million related to a mortgage note receivable that the Company received a deed in lieu of foreclosure during the first quarter of 2014. See "Liquidity and Capital Resources" for additional information.

•	The Company's 2014 acquisition of a property in Oklahoma affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $1.1 million.

Expenses
Property operating expenses increased $9.3 million, or 10.1%, for the nine months ended September 30, 2014 compared to the prior year period as a result of the following activity:

•	The Company's 2013 and 2014 acquisitions accounted for an increase of $6.8 million.

•	The Company experienced overall increases in utilities of approximately $0.5 million, leasing commissions of approximately $0.7 million and maintenance costs of approximately $1.2 million.

General and administrative expenses decreased approximately $1.1 million, or 6.3%, for the nine months ended September 30, 2014 compared to the prior year period as a result of the following activity:

•	The Company incurred a one-time severance charge in the first quarter of 2013 of approximately $0.6 million.

•	The Company recorded a one-time reversal of restricted stock amortization as the result of an officer's resignation of approximately $0.4 million.

•	Reduction in expenses related to potential acquisitions and developments of $0.5 million.

•	Professional and legal fee expenses increased approximately $0.3 million.

Depreciation expense increased $10.4 million, or 16.3%, for the nine months ended September 30, 2014 compared to the prior year period. Properties acquired in 2013 and 2014 and developments completed and commencing operations during 2013 contributed a combined increase of $7.5 million. The remaining $2.9 million increase is related to various building and tenant improvement expenditures.

Other income (expense)
In the second quarter of 2013, the Company recorded a loss on extinguishments of debt associated with the redemption of the Senior Notes due 2014 of approximately $12.3 million and the payoff of a secured loan of approximately $17.4 million.
Interest expense decreased $1.6 million for the nine months ended September 30, 2014 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2014	2013	Change	Percentage Change
Contractual interest	$51,117	$52,568	$(1,451)	(2.8)%
Net discount accretion	717	842	$(125)	(14.8)%
Deferred financing costs amortization	2,342	2,511	$(169)	(6.7)%
Interest cost capitalization	—	(183)	$183	(100.0)%
Total interest expense	$54,176	$55,738	$(1,562)	(2.8)%

Contractual interest decreased $1.5 million as a result of the following activity:

•	The Unsecured Credit Facility and Term Loan due 2019 accounted for a net increase of $1.5 million.

•	Senior Notes due 2023 were issued in the first quarter of 2013 and accounted for an increase of $2.2 million.

•	Senior Notes due 2014 were repaid in the second quarter of 2013 and accounted for a decrease of $4.0 million.

•	Mortgage notes assumed upon acquisition of real estate properties accounted for an increase of $1.9 million, and a mortgage note repayment accounted for a decrease of $2.9 million.
Deferred financing costs amortization decreased $0.2 million as a result of the Unsecured Credit Facility amendment in the first quarter of 2013 and related write-off of unamortized financing costs.
Included in interest and other income, net for the nine months ended September 30, 2014 is $1.9 million recognized for a reimbursement received by the Company for certain operating expense paid by the Company for years 2006 through 2013 and a gain recognized on insurance proceeds of approximately $0.3 million.
Discontinued Operations
Results from discontinued operations for the nine months ended September 30, 2014 were losses of $11.1 million compared to income of $16.9 million for the nine months ended September 30, 2013. These amounts include the results of operations and impairments related to assets classified as held for sale or disposed of as of September 30, 2014. See Note 2 to the Company's Condensed Consolidated Financial Statements accompanying this report for more detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2014, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 5. Other Information
On November 3, 2014, Batey M. Gresham, Jr. tendered his resignation from the Board of Directors of the Company to be effective November 5, 2014. Mr. Gresham has served as a member of the Board of Directors since the Company's initial public offering in May 1993. His resignation was not the result of any disagreement with the Board of Directors or management of the Company.

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

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ SCOTT W. HOLMES
Scott W. Holmes Executive Vice President and Chief Financial Officer

Date:	November 4, 2014

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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