Form 10-K
period 2014-12-31
HEALTHCARE REALTY TRUST INC
filed 2015-02-17
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2014) of the Registrant held by non-affiliates on June 30, 2014 was approximately $2,414,583,343.
As of January 31, 2015, there were 99,409,062 shares of the Registrant’s common stock outstanding.
________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2015 are incorporated by reference into Part III of this Report.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2014

PART I

Item 1. Business
Overview
Healthcare Realty Trust Incorporated (“Healthcare Realty” or the “Company”) was incorporated in Maryland in 1992, listed on the New York Stock Exchange in 1993, and is a self-managed and self-administered real estate investment trust (“REIT”) that owns, acquires, manages, finances and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States.
The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to taxable income distributed to its stockholders. See “Risk Factors” in Item 1A for a discussion of risks associated with qualifying as a REIT.
The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company expects to meet its liquidity needs through cash on hand, cash flows from operations, equity and debt issuances in the public or private markets and borrowings under commercial credit facilities.
Real Estate Properties
The Company had investments of approximately $3.3 billion in 199 real estate properties, mortgages, land held for development and corporate property at December 31, 2014. The Company provided property management services for 135 healthcare-related properties nationwide, totaling approximately 9.5 million square feet as of December 31, 2014. The Company’s real estate property investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements.

	Number of Investments	Gross Investment		Square Feet
(Dollars and square feet in thousands)		Amount	%	Footage	%
Owned properties:
Multi-tenant leases
Medical office/outpatient	157	$2,443,784	74.9%	11,433	80.4%
Other	4	61,634	1.9%	414	2.9%
	161	2,505,418	76.8%	11,847	83.3%
Single-tenant net leases
Medical office/outpatient	16	261,643	8.0%	1,025	7.2%
Inpatient	14	443,920	13.6%	1,131	7.9%
Other	7	24,768	0.8%	226	1.6%
	37	730,331	22.4%	2,382	16.7%

Land held for development	—	17,054	0.5%	—	—
Corporate property	—	5,476	0.2%	—	—
	—	22,530	0.7%	—	—
Total owned properties	198	3,258,279	99.9%	14,229	100.0%

Mortgage notes receivable:
Medical office/outpatient	1	1,900	0.1%	—	—
	1	1,900	0.1%	—	—
Total real estate investments	199	$3,260,179	100.0%	14,229	100.0%

The following table details occupancy of the Company’s owned properties by facility type as of December 31, 2014 and 2013:

	Investment as of Dec. 31, 2014 (1) (in thousands)	Percentage of Square Feet (1)	Occupancy as of December 31, (1)
			2014	2013
Medical office/outpatient	$2,705,427	87.6%	85.2%	83.8%
Inpatient	443,920	7.9%	100.0%	100.0%
Other	86,402	4.5%	85.8%	83.4%
Total	$3,235,749	100.0%	86.4%	85.1%
______

(1)
The investment and percentage of square feet columns include all owned real estate properties excluding land held for development and corporate property. The occupancy columns represent the percentage of total rentable square feet leased (including month-to-month and holdover leases), excluding properties classified as held for sale (two properties as of December 31, 2014 and three properties as of December 31, 2013). Properties under property operating or single-tenant net lease agreements are included at 100% occupancy. Upon expiration of these agreements, occupancy reflects underlying tenant leases in the building.

Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2014, the Company had one tenant that accounted for 10% or more of the Company’s consolidated revenues including revenues from discontinued operations and that was Baylor Scott &White Health at 10%. The Company had approximately 144 leases with this tenant in 22 buildings throughout north and central Texas, including buildings at eight different hospital campuses.
Expiring Leases
As of December 31, 2014, the weighted average remaining years to maturity pursuant to the Company’s long-term single-tenant net leases, property operating agreements, and multi-tenant occupancy leases were approximately 5.1 years, with expirations through 2033. The table below details the Company’s lease maturities as of December 31, 2014, excluding two properties classified as held for sale.

	Annualized Minimum Rents (1) (in thousands)	Number of Leases		Average Percentage of Revenues	Total Square Feet
		Multi-Tenant Properties	Single-Tenant Net Lease Properties
Expiration Year
2015	$40,272	461	—	13.8%	1,580,574
2016	28,809	309	2	9.9%	1,089,280
2017	38,499	313	5	13.2%	1,576,840
2018	29,758	243	—	10.2%	1,179,933
2019	38,290	243	9	13.2%	1,521,267
2020	16,957	79	1	5.8%	632,184
2021	12,534	75	2	4.3%	515,173
2022	15,362	63	2	5.3%	628,481
2023	16,292	88	1	5.6%	640,782
2024	10,615	50	2	3.7%	450,941
Thereafter	43,820	24	12	15.0%	1,384,835
______

(1)
Represents the annualized minimum rents on leases in-place as of December 31, 2014, excluding the impact of potential lease renewals, future increases in rent, property lease guaranty revenue under property operating agreements and straight-line rent that may be recognized relating to the leases.

Mortgage Note Receivable
The Company’s $1.9 million mortgage note receivable is classified as held-for-investment based on management’s intent and ability to hold the note until maturity. The loan is carried at amortized cost and the Company’s mortgage note receivable is secured by an existing building. See Note 5 to the Consolidated Financial Statements for details of this mortgage note.

Business Strategy
The Company owns and operates healthcare properties that facilitate the delivery of care in a lower-cost, primarily outpatient setting. To execute its strategy, the Company integrates owning, managing, financing and developing such properties and provides a broad spectrum of real estate services including leasing, property management, acquisition and development. The Company generates stable, growing income and lowers the long-term risk profile of its portfolio of properties by focusing on facilities located on or near the campuses of large, acute care hospitals associated with leading health systems. The Company reduces financial and operational risk by owning properties in diverse geographic locations with a diversity of tenants, including over 30 physician specialties, as well as surgery, imaging, cancer and diagnostic centers.
2014 Acquisitions and Dispositions
The Company acquired six properties during 2014 for a total purchase price of $83.1 million including cash consideration of $64.9 million and the assumption of debt of $18.2 million (excluding $1.4 million fair value adjustment premiums recorded upon acquisition). In addition, the Company acquired ownership of a multi-tenanted office building in Iowa in satisfaction of a $40.0 million note receivable and purchased an $85.4 million property in Oklahoma. The purchase price for the property in Oklahoma was offset by the repayment of an $81.2 million construction mortgage note receivable provided by the Company to fund the development of the property prior to acquisition and is further discussed in "Investing Activities" in "Liquidity and Capital Resources".
The Company disposed of nine medical office buildings during 2014 for a total sales price of $34.9 million, including cash consideration of $32.3 million, the origination of a $1.9 million Company-financed mortgage note receivable and $0.7 million of closing costs and adjustments.

See the Company's discussion regarding the 2014 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements.
Competition
The Company competes for the acquisition and development of real estate properties with private investors, healthcare providers, other REITs, real estate partnerships and financial institutions, among others. The business of acquiring and developing new healthcare facilities is highly competitive and is subject to price, construction and operating costs, and other competitive pressures. Some of the Company's competitors may have lower costs of capital.
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
Government Regulation
The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation at the federal, state, and local levels, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law") and laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Law, False Claims Act and Health Insurance Portability and Accountability Act of 1996. These laws and regulations establish, among other things, requirements for state licensure and criteria for medical tenants to participate in government-sponsored reimbursement programs, such as the Medicare and Medicaid programs. The Company's leases generally require the tenant to comply with all applicable laws relating to the tenant's use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs would have a material adverse effect on the tenant's ability to make lease payments and could impact facility revenues to the Company.
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

In March 2010, the Health Reform Law was signed into law to provide for comprehensive reform of the United States' healthcare system and extend health insurance benefits to the uninsured population, with the potential to alleviate high uncompensated care expense to healthcare providers. However, the law also increases regulatory scrutiny of providers by federal and state administrative authorities, lowers annual increases in Medicare payment rates and will gradually implement broad cost-saving measures and shared risk-and-reward payment models. This may slow the growth of healthcare spending, while also requiring providers to expand access and quality of care, presenting the industry and its individual participants with uncertainty and greater financial risk.
The Supreme Court of the United States continues to hear legal challenges to certain items included in the Health Reform Law. The implementation or repeal of the Health Reform Law, in whole or in part, could affect the economic performance of some or all of the Company's tenants and borrowers. The Company cannot predict the degree to which these changes may affect indirectly the economic performance of the Company, positively or negatively.
The Protecting Access to Medicare Act of 2014 was signed into law on April 1, 2014 and delayed a scheduled cut in Medicare payment rates for physician and outpatient services and provided stable rates through March 31, 2015. Currently, there is widespread support in Congress to revise the current formula that determines Medicare physician-payment rates and provide long-term visibility for stable physician reimbursement. If these measures or other federal budget negotiations ultimately require cuts to other healthcare providers' Medicare reimbursement rates or the federal healthcare programs in general, the Company cannot predict the degree to which these changes may affect the economic performance of some or all of the Company's tenants, positively or negatively.
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

•
implementation of state health insurance exchanges and regulations governing their operation, whether run by the state or by the federal government, whereby individuals and small businesses will purchase health insurance, including government-funded plans, many assisted by federal subsidies that are currently under legal challenge before the Supreme Court;

•
reform of the Medicare physician fee-for-service reimbursement formula that dictates annual updates in Medicare payment rates for physician services, which in recent years has called for reductions in its “Sustainable Growth Rate.” As part of The Protecting Access to Medicare Act of 2014, Congress continued its practice of extending physician Medicare rates, currently through March 31, 2015, at which time Congress must pass another fix to avoid a substantial cut in Medicare rates to physicians; and

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
Employees
At December 31, 2014, the Company employed 239 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
Available Information
The Company makes available to the public free of charge through its internet website the Company’s Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission ("SEC"). The Company’s internet website address is www.healthcarerealty.com.
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
Item 1A. Risk Factors
The following are some of the risks and uncertainties that could negatively affect the Company’s consolidated financial condition, results of operations, business and prospects. These risk factors are grouped into three categories: risks relating to the Company’s business and operations; risks relating to the Company’s capital structure and financings; and risks arising from the Company’s status as a REIT and the regulatory environment in which it operates.

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
Risk relating to our business and operations
The Company's expected results may not be achieved.
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
The Company’s long-term single-tenant net leases may not be extended.
While the Company has no long-term single-tenant net leases expiring in 2015, such leases expiring in future years may not be extended. To the extent these properties have vacancies or subleases at lower rates upon expiration, income may decline if the Company is not able to re-let the properties at rental rates that are as high as the former rates. For more specific information concerning the Company’s expiring long-term single-tenant net leases, see “Single-Tenant Net Leases” in “Trends and Matters Impacting Operating Results” section of this report.
The Company’s revenues depend on the ability of its tenants under its leases to generate sufficient income from their operations to make rent, loan and lease guaranty payments to the Company.
The Company’s revenues are subject to the financial strength of its tenants and sponsoring health systems. The Company has no operational control over the business of these tenants and sponsoring health systems who face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints. Any slowdown in the economy, decline in the availability of financing from the capital markets, and changes in healthcare regulations may adversely affect the businesses of the Company’s tenants to varying degrees. Such conditions may further impact such tenants’ abilities to meet their obligations to the Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants. In turn, these conditions could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income attributable to common stockholders and equity, and reduce cash flows from operations.
The Company may decide or may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sale at rates of return equal to the return received on the properties sold.
The Company had approximately $162.2 million, or 5.0% of the Company’s real estate property investments, that were subject to purchase options held by lessees that were exercisable as of December 31, 2014 or could become exercisable in 2015. Other properties have purchase options that will become exercisable in future periods. Properties with options exercisable in 2015 produced aggregate net operating income (operating revenues, such as property operating revenue, single-tenant net lease revenue, and property lease guaranty revenue, less property operating expense) of approximately $18.8 million in 2014. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options are producing returns above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s business and financial condition, the Company’s ability to make distributions to its stockholders, and the market price of its common stock.
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
A portion of the Company’s leases will expire over the course of any year. For more specific information concerning the Company’s expiring leases, see the “Trends and Matters Impacting Operating Results” section. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If it is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates, or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, consolidated financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.
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
Because real estate investments are relatively illiquid, the Company’s ability to adjust its portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including debt service (if any), real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result in reduced earnings and could have an adverse effect on the Company’s financial condition. In addition, the Company may not be able to sell properties targeted for disposition, including properties held for sale, due to adverse market conditions. This may negatively affect, among other things, the Company’s ability to sell properties on favorable terms, execute its operating strategy, repay debt, pay dividends or maintain its REIT status.
The Company is subject to risks associated with the development and redevelopment of properties.
The Company expects development and redevelopment of properties will continue to be a key component of its growth plans. The Company is subject to certain risks associated with the development of properties including the following:

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
The Company regularly pursues potential transactions to acquire or develop additional real estate assets. Future acquisitions could require the Company to issue equity securities, incur debt or other contingent liabilities or amortize expenses related to other intangible assets, any of which could adversely impact the Company’s consolidated financial condition or results of operations. In addition, equity or debt financing required for such acquisitions may not be available at favorable times or rates.
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
As of December 31, 2014, the Company had 93 properties, representing an aggregate net investment of approximately $1.1 billion, that were held under ground leases. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s business, consolidated financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.
The Company may experience uninsured or underinsured losses related to casualty or liability.
The Company carries comprehensive liability insurance and property insurance covering its owned and managed properties. In addition, tenants under long-term single-tenant net leases are required to carry property insurance covering the Company’s interest in the buildings. Some types of losses, such as cyber breaches, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might remain obligated for any mortgage debt or other financial obligation related to the property. The Company cannot give assurance that material losses in excess of insurance proceeds will not occur in the future.
The Company is subject to cyber security risks.
A cyber-attack that bypasses the Company's information technology (“IT”) security systems causing an IT security breach, may lead to a material disruption of the Company's IT business systems and/or the loss of business information resulting in an adverse business impact. Risks may include:

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
Risks relating to our capital structure and financings
The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future.
As of December 31, 2014, the Company had approximately $1.4 billion of outstanding indebtedness and the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was 42.4%. Covenants under the unsecured credit facility due 2017 (“Unsecured Credit Facility”), the Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto (the “Unsecured Term Loan due 2019 ”) and the indentures governing the Company’s senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service the debt, thereby reducing the funds available to implement the Company’s business strategy and to make distributions to stockholders. A high level of indebtedness could also:

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

In addition, from time to time, the Company mortgages properties to secure payment of indebtedness. If the Company is unable to meet its mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of the Company's properties could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s consolidated financial condition and results of operations.
The terms of the Unsecured Credit Facility, the Unsecured Term Loan due 2019, the indentures governing the Company’s outstanding senior notes and other debt instruments that the Company may enter into in the future are subject to customary financial and operational covenants. These provisions include, among other things: a limitation on the incurrence of additional indebtedness; limitations on mergers, investments, acquisitions, redemptions of capital stock, transactions with affiliates; and maintenance of specified financial ratios. The Company’s continued ability to incur debt and operate its business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit the Company’s operational flexibility, as well as defaults resulting from a breach of any of these covenants in its debt instruments, could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
A REIT is required by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) to make dividend distributions, thereby retaining less of its capital for growth. As a result, a REIT typically grows through steady investments of new capital in real estate assets. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. Changes in the Company’s debt ratings could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities. In recent years, the capital and credit markets have experienced volatility and at times have limited the availability of funds. The Company’s ability to access the capital and credit markets may be limited by these or other factors, which could have an impact on its ability to refinance maturing debt, fund dividend payments and operations, acquire healthcare properties and complete construction projects. If the Company is unable to refinance or extend principal payments due at maturity of its various debt instruments, its cash flow may not be sufficient to repay maturing debt and, consequently, make dividend payments to stockholders. If the Company defaults in paying any of its debts or honoring its debt covenants, it could experience cross-defaults among debt instruments, the debts could be accelerated and the Company could be forced to liquidate assets for less than the values it would otherwise receive.
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

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.
The Company has entered into swap agreements in the past and may enter into such agreements from time to time to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company’s exposure to changes in interest rates. When the Company uses forward-starting interest rate swaps, there is a risk that it will not complete the long-term borrowing against which the swap is intended to hedge. If such events occur, the Company’s results of operations may be adversely affected.
Risks relating to government regulations
If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, the Company would have to obtain another tenant for the affected facility.
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

•
health reform initiatives to address healthcare costs through expanded value-based purchasing programs, bundled provider payments, health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, lower payments for hospital readmissions, and shared risk-and-reward payment models such as accountable care organizations;

•
Supreme Court decisions on several cases challenging the legality of certain aspects of the Health Reform Law, in particular, federal subsidies to individuals enrolled in the federal health insurance exchange in states where a state-based exchange has not been established;

•
federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates, while requiring increased patient access to care;

•	congressional efforts to repeal the Health Reform Law in whole or in part;

•
congressional efforts to reform the Medicare physician fee-for-service formula that dictates annual updates in payment rates for physician services, including significant reductions in the Sustainable Growth Rate, whether through a short-term fix or a more long-term solution;

•	heightened health information technology security standards and the meaningful use of electronic health records by healthcare providers; and

•	potential tax law changes affecting non-profit providers.

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

If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates and possibly increased state and local taxes (and the Company might need to borrow money or sell assets in order to pay any such tax). Further, dividends paid to the Company’s stockholders would not be deductible by the Company in computing its taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to the Company’s stockholders, which in turn could have an adverse impact on the value of, and trading prices for, the Company’s common stock. In addition, in such event the Company would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of the Company’s common stock. Unless the Company were entitled to relief under certain provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), the Company also would continue to be disqualified from taxation as a REIT for the four taxable years following the year in which the Company failed to qualify as a REIT.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In addition to the properties described in Item 1, “Business,” in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from an unrelated third party for its headquarters, which are located at 3310 West End Avenue in Nashville, Tennessee. The Company’s corporate office lease currently covers approximately 36,653 square feet of rented space and expires on October 31, 2020. Annual base rent on the corporate office lease increases approximately 3.25% annually. The Company’s base rent for 2014 was approximately $0.8 million.
Item 3. Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” At December 31, 2014, there were approximately 1,093 stockholders of record. The following table sets forth the high and low sales prices per share of common stock and the dividends declared and paid per share of common stock related to the periods indicated.

	High	Low	Dividends Declared and Paid per Share
2014
First Quarter	$24.66	$20.85	$0.30
Second Quarter	26.03	23.88	0.30
Third Quarter	25.96	23.41	0.30
Fourth Quarter (Payable on February 27, 2015)	28.00	23.50	0.30

2013
First Quarter	$28.50	$24.07	$0.30
Second Quarter	30.59	23.40	0.30
Third Quarter	27.37	21.78	0.30
Fourth Quarter	24.77	20.91	0.30
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Equity Compensation Plan Information
The following table provides information as of December 31, 2014 about the Company’s common stock that may be issued upon grants of restricted stock and the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2007 Employees Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	393,902	—	662,187
Equity compensation plans not approved by security holders	—	—	—
Total	393,902	—	662,187
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

Issuer Purchases of Equity Securities
During the year ended December 31, 2014, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	5,780	$22.89	—	—
February 1 - February 28	4,194	22.63	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	2,925	25.15	—	—
May 1 - May 31	3,271	24.69	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
October 1 - October 31	—	—	—	—
November 1 - November 30	—	—	—	—
December 1 - December 31	354,847	27.31	—	—
Total	371,017

Item 6. Selected Financial Data
The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements of the Company:

	Year Ended December 31,
(Amounts in thousands except per share data)	2014	2013 (1)	2012 (1)	2011 (1)	2010 (1)
Statement of Operations Data:
Total revenues	$370,855	$330,949	$297,682	$272,077	$229,721
Total expenses	267,100	243,331	224,592	207,303	173,513
Other income (expense)	(69,776)	(100,710)	(73,982)	(77,125)	(63,692)
Income (loss) from continuing operations	$33,979	$(13,092)	$(892)	$(12,351)	$(7,484)
Discontinued operations	$(1,779)	$20,075	$6,427	$12,167	$15,728
Net income (loss) attributable to common
stockholders	$31,887	$6,946	$5,465	$(214)	$8,200

Diluted earnings per common share:
Income (loss) from continuing operations	$0.35	$(0.14)	$(0.01)	$(0.17)	$(0.12)
Discontinued operations	(0.02)	0.22	0.08	0.17	0.25
Net income attributable to common
stockholders	$0.33	$0.08	$0.07	$(0.00)	$0.13
Weighted average common shares outstanding -
Diluted	96,759	90,941	78,845	72,720	61,723

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$3,258,279	$3,067,187	$2,821,323	$2,778,903	$2,562,570
Real estate properties, net	$2,557,608	$2,435,078	$2,240,706	$2,266,777	$2,081,608
Mortgage notes receivable	$1,900	$125,547	$162,191	$97,381	$36,599
Assets held for sale and discontinued
operations, net	$9,146	$6,852	$3,337	$28,650	$23,915
Total assets	$2,757,510	$2,729,662	$2,539,972	$2,521,022	$2,357,309
Notes and bonds payable	$1,403,692	$1,348,459	$1,293,044	$1,393,537	$1,407,855
Total equity	$1,221,054	$1,245,286	$1,120,944	$1,004,806	$842,740

Other Data:
Funds from operations - Diluted (2)	$143,493	$90,153	$104,665	$84,682	$79,084
Funds from operations per common share - Diluted (2)	$1.48	$0.98	$1.31	$1.15	$1.26
Cash flows from operations	$125,370	$120,797	$116,397	$107,852	$87,756
Dividends paid	$116,371	$111,571	$96,356	$89,270	$75,821
Dividends declared and paid per common share	$1.20	$1.20	$1.20	$1.20	$1.20
______

(1)
The years ended December 31, 2013, 2012, 2011, and 2010 are restated to conform to the discontinued operations presentation for 2014. See Note 6 to the Consolidated Financial Statements for more information on the Company’s discontinued operations as of December 31, 2014.

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
Such risks and uncertainties include, among other things, the following:

•	The Company's expected results may not be achieved;

•	The Company's long-term single-tenant net leases may not be extended;

•	The Company’s revenues depend on the ability of its tenants to generate sufficient income from their operations to make rent, loan and lease guaranty payments to the Company;

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

•	Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adaptable to other uses;

•	The Company has, and may have more in the future, exposure to fixed rent escalators, which could impact its growth and profitability;

•	The Company’s real estate investments are illiquid and the Company may not be able to sell properties strategically targeted for disposition;

•	The Company is subject to risks associated with the development and redevelopment of properties;

•	The Company may make material acquisitions and undertake developments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations;

•	The Company is exposed to risks associated with entering new geographic markets;

•	Many of the Company’s properties are held under ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties;

•	The Company may experience uninsured or underinsured losses related to casualty or liability;

•	The Company is subject to cyber security risks;

•	The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future;

•	Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s financial condition and results of operations;

•	A change to the Company’s current dividend payment may have an adverse effect on the market price of the Company’s common stock;

•	If lenders under the Unsecured Credit Facility fail to meet their funding commitments, the Company’s operations and consolidated financial position would be negatively impacted;

•
The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings could have an adverse effect on the Company’s ability to meet its debt payments, make dividend payments to stockholders or engage in acquisition and development activity;

•	The Company is exposed to increases in interest rates, which could adversely impact its ability to refinance existing debt, sell assets or engage in acquisition and development activity;

•	The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates;

•
If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, the Company would have to obtain another tenant for the affected facility;

•	Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the value of its investments;

•	If the Company fails to remain qualified as a REIT, the Company will be subject to significant adverse consequences, including adversely affecting the value of its common stock;

•	The Company's Articles of Incorporation contain limits and restrictions on transferability of the Company's common stock which may have adverse effects on the value of the Company's common stock;

•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends;

•	Complying with the REIT requirements may cause the Company to forego otherwise attractive opportunities;

•	Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code; and

•	New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT.
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
The purpose of this Management's Discussion and Analysis is to provide an understanding of the Company's consolidated financial condition, results of operations and cash flows by focusing on the changes in key measures from year to year. This section is provided as a supplement to, and should be read in conjunction with, the Company's Consolidated Financial Statements and accompanying notes. This section is organized in the following sections:

•	Overview

•	Liquidity and Capital Resources

•	Trends and Matters Impacting Operating Results

•	Non-GAAP Measures

•	Results of Operations

•	Off-balance Sheet Arrangements

•	Contractual Obligations

•	Application of Critical Accounting Policies
Overview
The Company owns and operates healthcare properties that facilitate the delivery of care in a lower-cost, primarily outpatient setting. To execute its strategy, the Company integrates owning, managing, financing and developing such properties and provides a broad spectrum of real estate services including leasing, property management, acquisition and development. The Company generates stable, growing income and lowers the long-term risk profile of its portfolio of properties by focusing on facilities located on or near the campuses of large, acute care hospitals associated with leading health systems. The Company reduces financial and operational risk by owning properties in diverse geographic locations with a diversity of tenants, including over 30 physician specialties, as well as surgery, imaging, cancer and diagnostic centers.

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
The Company expects to continue to meet its liquidity needs, including capital for additional investments, dividend payments and debt service funds through cash on hand, cash flows from operations and the cash flow sources addressed above. The Company also had unencumbered real estate assets with a gross book value of approximately $2.9 billion at December 31, 2014, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has some exposure to variable interest rates and its common stock price has been impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
Operating Activities
Cash flows provided by operating activities for the three years ended December 31, 2014, 2013 and 2012 were $125.4 million, $120.8 million and $116.4 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
The Company may sell additional properties and redeploy cash from property sales and mortgage repayments into new investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these new investments, the Company's consolidated results of operations and cash flows could be adversely affected.
See "Trends and Matters Impacting Operating Results" for additional information regarding the Company's operating activities.
Security Deposits and Letters of Credit
As of December 31, 2014, the Company held approximately $9.6 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.

Investing Activities
The following table details the Company's cash flows used in investing activities for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Acquisitions of real estate	$(71,899)	$(177,744)	$(89,640)
Development of real estate	—	—	(7,833)
Additional long-lived assets	(70,670)	(72,784)	(62,251)
Funding of mortgages and notes receivable	(1,244)	(58,731)	(78,297)
Proceeds from acquisition of real estate upon mortgage note receivable default	204	—	—
Proceeds from sales of real estate	32,398	96,132	74,817
Proceeds from sale of cost method investment in real estate	—	2,717	—
Proceeds from mortgage repayment by previously consolidated VIE	—	—	35,057
Proceeds from mortgages and notes receivable repayments	5,623	2,464	14,893
Net cash used in investing activities	$(105,588)	$(207,946)	$(113,254)
A summary of the significant transactions impacting investing activities for the year ended December 31, 2014 is listed below. In addition, see Notes 4 and 5 to the Consolidated Financial Statements for more detail on these activities.

•
The Company acquired six medical office buildings during 2014 for a total purchase price of $83.1 million, including cash consideration of $64.9 million and the assumption of mortgage notes payable of $18.2 million.

•	In March 2014, the Company also acquired ownership of a 93% leased multi-tenanted office building in Iowa in satisfaction of a $40.0 million mortgage note receivable that matured on January 10, 2014.

•
In May 2014, the Company purchased a build-to-suit facility in Oklahoma which is 100% leased to Missouri-based Mercy Health through 2028 for a purchase price of $85.4 million. The purchase price was credited by an outstanding construction mortgage note receivable of $81.2 million and the Company paid an additional $4.2 million in cash consideration. The Company funded $1.2 million on the outstanding construction mortgage note prior to purchasing the facility upon completion. Subsequent to the purchase, the Company funded an additional $5.0 million and anticipates funding approximately $0.8 million to complete the $91.2 million development during 2015.

•
The Company disposed of nine medical office buildings in 2014 for a total sales price of $34.9 million, including cash consideration of $32.3 million, the origination of a $1.9 million Company-financed mortgage note receivable and $0.7 million of closing costs and related adjustments.

•	The Company funded $40.0 million in tenant improvements at its owned properties during 2014, including $22.4 million in first generation tenant improvements.

•	The Company funded $15.6 million in capital additions at its owned properties during 2014, including $4.1 million related to ongoing redevelopment of properties.
Subsequent Acquisition
In January 2015, the Company acquired a 110,679 square foot medical office building in California for a purchase price and cash consideration of $39.3 million. The property is located adjacent to two hospital campuses, one affiliated with Kaiser Permanente, a 106-bed hospital, and another affiliated with Washington Hospital Healthcare System, a 353-bed hospital. This property was 97% leased, with leases to the two hospitals comprising 59% of the rentable square footage.

Development Opportunities
The Company is in the planning stages with several health systems and developers regarding new development opportunities, and management expects one or more developments to begin in 2015. Individual properties developed by the Company typically range in size from 50,000 to 150,000 square feet, depending largely on the demand for hospital-based outpatient services and third-party medical office use. Total costs to develop these properties can vary greatly depending on the scope and location of the facility, but typically range from $200 to $300 per square foot. Construction of new buildings generally takes 12 months or longer, and any development that starts in 2015 is not expected to have a material impact on 2015 results. The

Company considers pursuing developments in light of existing obligations, the acquisition environment, capital availability, leasing activity, and cost, among other factors.

Financing Activities
The following table details the Company's cash flows provided by (used in) financing activities for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Net borrowings (repayments) on unsecured credit facility	$(153,000)	$128,000	$(102,000)
Borrowings on term loan	200,000	—	—
Borrowings on notes and bonds payable	—	247,948	—
Repayments on notes and bonds payable	(12,357)	(19,984)	(4,990)
Redemption of notes and bonds payable	—	(371,839)	—
Dividends paid	(116,371)	(111,571)	(96,356)
Net proceeds from issuance of common stock	76,856	220,252	202,352
Common stock redemptions	(10,074)	(454)	(68)
Capital contributions received from noncontrolling interests	—	1,806	—
Distributions to noncontrolling interest holders	(541)	(32)	(40)
Purchase of noncontrolling interests	(8,189)	—	—
Debt issuance and assumption costs	(1,258)	(5,082)	(3)
Net cash provided by (used in) financing activities	$(24,934)	$89,044	$(1,105)

Below is a summary of the significant financing activity for the year ended December 31, 2014. See Notes 10 and 11 to the Consolidated Financial Statements for more information on the capital markets and financing activities.

Changes in Debt Structure

•
In February 2014, the Company entered into a $200.0 million unsecured term loan facility ("Unsecured Term Loan due 2019") with a syndicate of nine lenders that matures on February 26, 2019. The Unsecured Term Loan due 2019 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 1.00% to 1.95% (currently 1.45%) based upon the Company's unsecured debt ratings. Payments under the Unsecured Term Loan due 2019 are interest only, with the full amount of the principal due at maturity. The Unsecured Term Loan due 2019 may be prepaid at any time, without penalty. The proceeds from the Unsecured Term Loan due 2019 were used by the Company to repay borrowings on its unsecured revolving credit facility due 2017 ("Unsecured Credit Facility"). The Unsecured Term Loan due 2019 has various financial covenant provisions that are required to be met on a quarterly and annual basis that are equivalent to those of the Unsecured Credit Facility.

•
In July 2014, upon the acquisition of a real estate property in Minnesota, the Company assumed a series 2010B Bond due 2017 totaling $0.5 million, a Series 2010A Bond due 2022 totaling $1.2 million, a Series 2010A Bond due 2030 totaling $2.8 million and a Series 2010A Bond due 2040 totaling $7.0 million. The aggregate outstanding balance of these bonds is approximately $11.4 million excluding a fair value adjustment premium recorded upon acquisition of approximately $1.0 million. The mortgage notes payable have a weighted average contractual interest rate of 6.67% (effective rate of 4.79%). The Series 2010A Bonds can be repaid without penalty on or after May 1, 2020. See Note 4 of the Consolidated Financial Statements for more information regarding this transaction.

•
In October 2014, upon the acquisition of a real estate property, the Company assumed a mortgage note payable totaling $6.8 million excluding the fair value premium of $0.4 million recorded upon acquisition. This note bears a contractual interest rate of 6.10% (effective rate of 4.86%) and matures on August 1, 2020. See Note 4 of the Consolidated Financial Statements for more information regarding this transaction.

•
In October 2014, the Company repaid three mortgage notes payable totaling $6.3 million bearing a weighted average contractual interest rate of 6.08% (effective rate of 4.06%) that encumbered two medical office buildings in Virginia.

As of December 31, 2014, 96.4% of the Company’s debt balances were due after 2015. Also, as of December 31, 2014, the Company’s stockholders’ equity totaled approximately $1.2 billion and its leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 42.4%. The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations (see Note 6 to the Consolidated Financial Statements). In accordance with this definition, the Company’s earnings from continuing operations as of December 31, 2014 were sufficient to cover its fixed charges with a ratio of 1.46 to 1.00. Calculated in accordance with the fixed charge covenant ratio under its Unsecured Credit Facility, the Company’s earnings covered its fixed charges 2.8 times.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At December 31, 2014, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
The Company plans to manage its capital structure to maintain compliance with its debt covenants consistent with its current profile. Downgrades in ratings by the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on consolidated results of operations, liquidity and/or financial condition.

Common Stock Issuances
The following table summarizes the sales of common stock under the Company's at-the-market equity program:

	Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2014	3,009,761	$24.35 - $27.53	$75.7
2013	5,207,871	$24.19 - $30.49	$140.6
The Company used the net proceeds from the at-the-market equity offering program for general corporate purposes, including the acquisition and development of healthcare facilities, funding of mortgage loans and the repayment of debt.

Dividends Payable
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT. Common stock cash dividends paid during or related to 2014 are shown in the table below:

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid/*Payable
4th Quarter 2013	$0.30	February 4, 2014	February 18, 2014	February 28, 2014
1st Quarter 2014	$0.30	April 29, 2014	May 16, 2014	May 30, 2014
2nd Quarter 2014	$0.30	July 29, 2014	August 14, 2014	August 29, 2014
3rd Quarter 2014	$0.30	November 4, 2014	November 14, 2014	November 28, 2014
4th Quarter 2014	$0.30	February 3, 2015	February 17, 2015	* February 27, 2015

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

Noncontrolling Interest Purchase
In April 2014, the Company purchased the outstanding 40% noncontrolling equity interest in a consolidated partnership that owns a medical office building and parking garage in Texas, which were developed by the partnership, for an aggregate purchase price and cash consideration of $8.2 million. The book value of the noncontrolling interest prior to the equity purchase was $1.6 million. The remaining $6.6 million was recorded as a decrease to additional paid-in capital on the Company's Consolidated Balance Sheets.
Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Discussed below are some of the factors and trends that management believes may impact future operations of the Company.

Acquisitions and Dispositions
The Company acquired six properties during 2014 for a total purchase price of $83.1 million including cash consideration of $64.9 million and the assumption of debt of $18.2 million (excluding $1.4 million fair value adjustment premiums recorded upon acquisition). In addition, the Company acquired ownership of a multi-tenanted office building in Iowa in satisfaction of a $40.0 million note receivable and purchased an $85.4 million property in Oklahoma. The purchase price for the property in Oklahoma was offset by the repayment of an $81.2 million construction mortgage note receivable provided by the Company to fund the development of the property prior to acquisition and is discussed in Development Activity below. The Company will continue to make selective acquisitions as it monitors the availability of properties that meet its criteria, capitalization rates, and cost of capital.
The Company disposed of nine medical office buildings during 2014 for a total purchase price of $34.9 million, including cash consideration of $32.3 million, the origination of a $1.9 million Company-financed mortgage receivable and $0.7 million of closing costs and adjustments.

See the Company's discussion regarding the 2014 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements.
Development Activity
In 2014, the Company had one development project in Oklahoma that was affiliated with Mercy Health, which is based in St. Louis, Missouri. On May 22, 2014, the Company acquired a 100%-leased, medical office building in Oklahoma for $85.4 million, including the elimination of the construction mortgage note receivable totaling $81.2 million. During the second half of 2014, the Company recognized single-tenant net lease rental income of $3.5 million from this property. See "Investing Activities" in "Liquidity and Capital Resources" for more detailed information on the Company’s activities related to this development projects.

No new development projects were started in 2014. During 2014, the Company saw steady leasing and occupancy improvement at the 12 properties categorized as development conversions. These properties were 80% occupied at December 31, 2014, compared to 63% occupied at the beginning of 2014. The Company has additional executed leases beyond the current occupancy and expects leasing momentum for these properties to continue throughout 2015. NOI for these properties increased from $2.3 million in the fourth quarter of 2013 to $4.2 million in the fourth quarter of 2014. During 2014, the Company funded $17.4 million toward first generation tenant improvements and related capital improvements at these properties. The Company estimates it will need an incremental investment of at least $11.1 million for tenant improvements as these properties continue to lease up. Given the current level of occupancy and executed leases, the Company has moved these properties into its stabilized portfolio as of January 1, 2015. These 12 properties will be included in the Company’s same store properties beginning in the first quarter of 2015.

The Company is in the process of redeveloping two properties in Tennessee and is in discussions to expand the scope and budget of those projects. The Company has spent approximately $4.1 million toward these projects through December 31, 2014. In the first quarter of 2015, the Company expects to commence the redevelopment of a property in Alabama, including the construction of a parking garage. The total redevelopment budget for this property is $15.4 million and it is expected that construction will be completed near the end of 2015.
Multi-Tenant Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenant portfolio will expire each year. During 2014, 499 leases in the Company's multi-tenant portfolio expired, of which 397 were renewed or the tenants continue to occupy the space. Demand for well-located real estate with complementary practice types and services remains consistent and the Company's 2014 quarterly tenant retention statistics ranged from 76% to 87%. In 2015, 411 leases in the Company's multi-tenant portfolio are scheduled to expire. Of those leases, 89% are physician practices in on-campus buildings, which tend to have a higher tenant retention rate.

Multi-tenant Rental Rates and Lease Management
The Company continues to emphasize revenue growth for its in-place leases. In 2014, the Company experienced contractual rental rate growth which averaged 2.9% for in-place leases compared to 3.1% in 2013. The Company saw increases in its quarterly weighted average rental rate growth for renewing leases, unadjusted for rent abatements. For the years ended December 31, 2014 and 2013, quarterly weighted average rental rate growth ("cash releasing spread") for renewing leases ranged from 1.1% to 4.4% and 0.5% to 2.5%, respectively.

In a further effort to maximize revenue growth and reduce its exposure to uncontrollable expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 17% of its lease portfolio. Generally, the Company seeks higher rental increases for gross leases to compensate for its exposure to all operating expenses. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 35% of the Company's leased portfolio. Net leases, in which tenants pay all allowable operating expenses, total 48% of the leased portfolio.
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

Tenant improvements totaled approximately $40.0 million, or $2.81 per square foot in 2014, of which $22.4 million pertained to first generation space. Tenant improvements in 2013 totaled $46.1 million, or $3.31 per square foot, of which $34.9 million pertained to first generation space. If tenants spend more than the allowance, the Company generally offers the tenant the option to either amortize the overage over the lease term, with interest, or reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Operations and totaled approximately $0.7 million in 2014 and $0.5 million in 2013. The tenant overage amount amortized to rent totaled approximately $4.2 million in 2014 and $3.9 million in 2013.
Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company's properties or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases and 2% to 4% of the gross lease value for renewal leases. In 2014, the Company paid leasing commissions of approximately $7.0 million, or $0.49 per square foot, of which $2.5 million pertained to the leases for first generation space. In 2013, the Company paid leasing commissions of approximately $7.8 million, or $0.56 per square foot, of which $4.1 million pertained to the leases for first generation space. The amount of leasing commissions amortized over the term of the applicable leases and included in property operating expense in the Company's Consolidated Statements of Operations totaled $3.0 million, $2.0 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2014 totaled approximately $3.8 million, or $0.27 per square foot, of which $2.4 million pertained to leases for first generation space. Rent abatements for 2013 totaled approximately $4.1 million, or $0.29 per square foot, of which $1.7 million pertained to leases for first generation space.
Single-Tenant Net Leases
Leases on eight single-tenant net lease properties expired in the second half of 2014. These leases generated approximately $6.4 million in net operating income for the year ended December 31, 2014. Seven of these leases renewed at favorable rates. The remaining lease relates to an 45,548 square foot on-campus medical office building 83% occupied by subtenants. The Company is in the process of executing leases with the subtenants.

There are no single-tenant net leases with expiration dates in 2015. The Company has a total of 36 single-tenant net leases with a weighted average remaining lease term of 10.5 years.
Operating Leases
As of December 31, 2014, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 45 real estate investments, excluding those ground leases the Company has prepaid. These operating leases have expiration dates through 2105. Rental expense relating to the operating leases for the years ended December 31, 2014, 2013 and 2012 was $4.9 million, $4.4 million and $4.3 million, respectively.

Capital Additions
As a part of the Company's leasing practice, the Company generates a return on capital additions by setting lease rates for each property based on the Company's gross investment, inclusive of any actual or expected capital additions. The Company invested $15.6 million, or $1.10 per square foot, in capital additions in 2014 of which $4.0 million pertained to the redevelopment of two properties in Tennessee and $11.9 million, or $0.85 per square foot, in 2013 of which $0.1 million pertained to the redevelopment of two properties in Tennessee. Capital additions are long-term investments made to maintain and improve the physical and aesthetic attributes of the Company's owned properties. Examples of such improvements include, but are not limited to, material changes to, or the full replacement of, major building systems (exterior facade, building structure, roofs, elevators, mechanical systems, electrical systems, energy management systems, upgrades to existing systems for improved efficiency) and common area improvements (furniture, signage and artwork, bathroom fixtures and finishes, exterior landscaping, parking lots or garages). These additions are capitalized into the gross investment of a property and then depreciated over their estimated useful lives, typically ranging from 7 to 20 years. Capital additions specifically do not include recurring maintenance expenses, whether direct or indirect, related to the upkeep and maintenance of major building systems or common area improvements. Capital additions also do not include improvements related to a specific tenant suite, unless the improvement is part of a major building system or common area improvement.
Purchase Options
The Company had approximately $162.2 million in real estate properties as of December 31, 2014 that were subject to exercisable purchase options or purchase options that become exercisable during 2015. The Company has approximately $470.9 million in real estate properties that are subject to purchase options that will become exercisable after 2015. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	Gross Real Estate Investment as of December 31, 2014
Year Exercisable	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current	$110,041	$14,494	$124,535
2015	20,740	16,894	37,634
2016	13,203	—	13,203
2017	—	48,773	48,773
2018	—	—	—
2019	41,521	—	41,521
2020	—	—	—
2021	16,578	14,984	31,562
2022	19,356	—	19,356
2023	—	—	—
2024	16,012	—	16,012
2025 and thereafter	79,372	221,128	300,500
Total	$316,823	$316,273	$633,096
_____
(1) The purchase option price includes a fair market value component that is determined by an appraisal process.
(2) Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 12% greater than the Company's current gross investment.
Purchase Option Exercise
In September 2014, the Company received notice from a tenant of its intent to purchase a medical office building in Pennsylvania pursuant to a purchase option contained in its lease with the Company. The Company's net investment in the building, included in assets held for sale, was $7.7 million at December 31, 2014, including straight-line rent receivables. The appraisal process is on-going and the purchase price, if the transaction closes, would be the greater of fair market value or approximately $15.0 million.
Discontinued Operations
As discussed in more detail in Note 1 to the Consolidated Financial Statements, the Company must present the results of operations of real estate assets disposed of or held for sale as discontinued operations. Therefore, the results of operations from such assets are classified as discontinued operations for the current period, and all prior periods presented are restated to conform to the current period presentation. However, as of January 1, 2015, the Company has adopted ASU 2014-08, which is discussed in more detail in Note 1 to the Consolidated Financial Statements. The Company does not expect future disposals of individual properties to meet the definition of a discontinued operation and, therefore, the financial position and results of operations will not be reclassified.

Equity Issuances
The Company maintains an at-the-market equity offering program to sell shares of the Company's common stock from time to time in at-the-market sales transactions. The primary use of the proceeds from these equity issuances is the acquisition and development of healthcare properties, the repayment of debt (primarily mortgage notes payable assumed through acquisitions), and other general corporate purposes. The Company sold 3,009,761 shares under this program in 2014 generating net proceeds of $75.7 million. In January 2015, the Company sold 531,153 shares of common stock, generating $14.9 million in net proceeds, leaving 1,850,486 authorized shares remaining available to be sold under the Company's existing sales agreements.
Debt Management
The Company maintains a conservative and flexible capital structure that allows it to fund new investments and operate its existing portfolio. In addition to its unsecured senior notes, Unsecured Credit Facility, and Unsecured Term Loan due 2019, the Company has approximately $173.3 million of mortgage notes payable, most of which were assumed when the Company acquired properties. In 2015, approximately $45.4 million of these mortgage notes payable will mature. The Company intends to repay the mortgage notes upon maturity.
Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index, and require the tenant to pay all or some portion of increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurance that the Company's ability to increase rents or recover operating expenses will always keep pace with inflation.
Other Items Impacting Operations
General and administrative expenses will fluctuate quarter-to-quarter and the Company typically has higher general and administrative costs in the first quarter of every year as a result of employee benefit plan expenses, the expenses related to the grant of employee stock purchase plan options and contributions to healthcare savings accounts. These items will likely increase general and administrative expenses by approximately $0.5 million in the first quarter of 2015. General and administrative expense is expected to be greater in 2015 as compared to 2014 due in part to an increase in non-cash pension expense of approximately $1.1 million.
Non-GAAP Measures
Management considers certain non-GAAP financial measures to be useful supplemental measures of the Company's operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable measure determined in accordance with generally accepted accounting principles ("GAAP"). Set forth below are descriptions of the non-GAAP financial measures management considers relevant to the Company's business and useful to investors, as well as reconciliations of these measures to the most directly comparable GAAP financial measures.
The non-GAAP financial measures presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income [determined in accordance with GAAP], as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.
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
The comparability of FFO for the year ended December 31, 2014 compared to 2013 was most significantly affected by the various property acquisitions during 2013 and 2014 and the results of operations of the portfolio from period to period, as well as the commencement of operations of properties that were previously under construction and continued leasing of the development conversion properties. FFO for the year ended December 31, 2013 was negatively affected by the $29.9 million in losses incurred on the early repayment of debt. Also during 2013, the Company sold its interest in a cost method investment in an unconsolidated limited liability company and recognized a $1.5 million gain on the disposition. This gain is included in FFO for the year ended December 31, 2013. Other items that impacted the comparability of FFO are discussed in the "Results of Operations" section.
The table below reconciles net income attributable to common stockholders to FFO for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2012
Net income attributable to common stockholders	$31,887	$6,946	$5,465
Gain on sales of real estate properties	(9,283)	(24,718)	(10,874)
Impairments	12,029	9,889	14,908
Real estate depreciation and amortization	108,860	98,036	95,166
Total adjustments	111,606	83,207	99,200
Funds from Operations	$143,493	$90,153	$104,665
Funds from Operations per Common Share - Diluted	$1.48	$0.98	$1.31
Weighted Average Common Shares Outstanding - Diluted	96,759	92,387	80,128
Same Store NOI
NOI and same store NOI are non-GAAP historical financial measures of performance. Management considers same store NOI a supplemental measure because it allows investors, analysts and Company management to measure unlevered property-level operating results. The Company defines NOI as operating revenues (property operating revenue, single-tenant net lease revenue, and property lease guaranty revenue) less property operating expenses related specifically to the property portfolio. NOI excludes straight-line rent, general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. NOI may also be adjusted for certain expenses that are related to prior periods or are not considered to be part of the operations of the properties. Same store NOI is historical and not necessarily indicative of future results.

The following table reflects the Company's same store NOI for the twelve months ended December 31, 2014 and 2013.

			Same Store NOI for the
			Twelve Months Ended December 31,
(Dollars in thousands)	Number of Properties (1)	Investment at December 31, 2014	2014	2013
Multi-tenant Properties	115	$1,527,356	$119,648	$118,642
Single-tenant Net Lease Properties	33	500,926	49,580	47,957
Total	148	$2,028,282	$169,228	$166,599
______

(1)	Mortgage notes receivable, corporate property and assets classified as held for sale are excluded.

Properties included in the same store analysis are stabilized properties that have been included in operations and were consistently reported as leased and stabilized properties for the duration of the year-over-year comparison period presented. Accordingly, properties that were recently acquired or disposed of, properties classified as held for sale, and properties in stabilization or conversion from stabilization are excluded from the same store analysis. In addition, the Company excludes properties that meet the following Company-defined criteria to be included in the reposition property group:

•	Properties having less than 60% occupancy;

•	Properties that experience a loss of occupancy over 30% in a single quarter;

•	Anticipated significant or material changes to a particular property or its market environment; or

•	Conversions between the single-tenant net lease and multi-tenant portfolios.

The following tables reconcile same store NOI to the respective line items in the Consolidated Statements of Operations and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Twelve Months Ended December 31,
(Dollars in thousands)	2014	2013
Rental income	$361,525	$312,322
Property lease guaranty revenue (a)	4,430	5,114
Property operating expense	(134,057)	(122,571)
Exclude Straight-line rent revenue	(10,969)	(9,452)
NOI	220,929	185,413
NOI not included in same store	(51,701)	(18,814)
Same store NOI	$169,228	$166,599
___________
(a) Other operating income reconciliation:
Property lease guaranty revenue	$4,430	$5,114
Interest income	731	457
Other	504	355
Total consolidated other operating income	$5,665	$5,926

Reconciliation of Same Store Property Count:

Property Count as of December 31, 2014
Same store properties	148
Acquisitions	18
Reposition	20
Development conversions	12
Total owned real estate properties	198

Results of Operations
Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013
The Company’s consolidated results of operations for 2014 compared to 2013 were significantly impacted by acquisitions, dispositions, development conversion properties, extinguishments of debt, gains on sale and impairment charges recorded on real estate properties.
Revenues
Rental income increased $49.2 million, or 15.8%, to approximately $361.5 million compared to $312.3 million in the prior year period and is comprised of the following:

			Change
(Dollars in thousands)	2014	2013	$	%
Property operating	$285,304	$251,403	$33,901	13.5%
Single-tenant net lease	65,252	51,467	13,785	26.8%
Straight-line rent	10,969	9,452	1,517	16.0%
Total Rental income	$361,525	$312,322	$49,203	15.8%

Property operating income increased $33.9 million, or 13.5%, from the prior year as a result of the following activity:

•	Acquisitions in 2013 and 2014 contributed $20.6 million.

•	Additional leasing activity at development conversion properties contributed $9.5 million.

•	Net leasing activity including contractual rent increases and renewals contributed $3.8 million.

Single-tenant net lease income increased $13.8 million, or 26.8%, from the prior year as a result of the following activity:

•	Acquisitions in 2013 and 2014 contributed $12.1 million.

•	New leasing activity including contractual rent increases contributed $1.7 million.

Straight-line rent income increased $1.5 million, or 16.0%, from the prior year as a result of the following activity:

•	Acquisitions in 2013 and 2014 contributed $2.7 million.

•	New leasing activity including contractual rent increases and the effects of current year rent abatements contributed $1.0 million.

•	The effects of prior year rent abatements that expired caused a decrease of $2.2 million.
Mortgage interest income decreased approximately $9.0 million, or 71.1%, from the prior year as a result of the following activity:

•	Acquisition in 2013 of a property in Missouri affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $4.2 million.

•	Acquisition in 2014 of a property in Oklahoma affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $2.6 million.

•	The Company's receipt of a deed in lieu of foreclosure related to a mortgage note receivable on a property in Iowa resulted in a decrease of $2.1 million.
Expenses
Property operating expenses increased $11.5 million, or 9.4%, for the twelve months ended December 31, 2014 compared to the prior year as a result of the following activity:

•	Acquisitions in 2013 and 2014 accounted for an increase of $8.5 million.

•	The Company experienced an overall increase in maintenance and repair of approximately $1.7 million, professional fees of approximately $0.6 million and utilities of approximately $0.6 million.

General and administrative expenses decreased approximately $0.9 million, or 3.8%, for the twelve months ended December 31, 2014 compared to the prior year as a result of the following activity:

•	Decrease in compensation-related expenses totaling $0.7 million.

•	Decrease in expenses related to potential acquisitions and developments of $0.6 million.

•	Increase in expenses related to state income taxes of $0.1 million and corporate office rent expense of $0.1 million.

Depreciation expense increased $13.1 million, or 15.2%, for the twelve months ended December 31, 2014 compared to the prior year . Properties acquired in 2013 and 2014 and developments completed and commencing operations contributed a combined increase of $7.0 million. The remaining $6.1 million increase is related to various building and tenant improvement expenditures.
Other Income (Expense)
Other income (expense) increased $30.9 million, or 30.7%, for the twelve months ended December 31, 2014 compared to the prior year period mainly due to the following activity:
Interest Expense
Interest expense decreased $1.1 million for the twelve months ended December 31, 2014 compared to the prior year. The components of interest expense are as follows:

(Dollars in thousands)	2014	2013	Change	Percentage Change
Contractual interest	$68,327	$69,334	$(1,007)	(1.5)%
Net discount/premium accretion	954	1,132	(178)	(15.7%)
Deferred financing costs amortization	3,132	3,228	(96)	(3.0%)
Interest cost capitalization	—	(183)	183	(100.0)%
Total interest expense	$72,413	$73,511	$(1,098)	(1.5)%

Contractual interest decreased $1.0 million as a result of the following activity:

•	The Unsecured Credit Facility and Unsecured Term Loan due 2019 accounted for a net increase of $1.6 million.

•	Senior Notes due 2023 were issued in the first quarter of 2013 and accounted for an increase of $2.3 million.

•	Senior Notes due 2014 were repaid in the second quarter of 2013 and accounted for a decrease of $4.2 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $2.0 million, and mortgage notes repayments accounted for a decrease of $3.0 million.
Deferred financing costs amortization decreased $0.2 million as a result of the Unsecured Credit Facility amendment in the first quarter on 2013 and related write-off of unamortized financing costs.
Loss on Extinguishments of Debt
In connection with the early repayments of debt during 2013, the Company incurred $29.6 million of losses on extinguishment of debt.
Gain on Sale of Cost Method Investment in Real Estate
In December 2013, the Company recognized a $1.5 million gain on the sale of a cost method investment in an unconsolidated limited liability company.
Interest and other income, net
In June 2014, the Company received a reimbursement of certain operating expenses paid for the years 2006 through 2013 of approximately $1.9 million.
Discontinued Operations
Loss from discontinued operations totaled $1.8 million and income from discontinued operations totaled $20.1 million, respectively, for the years ended December 31, 2014 and 2013, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale as of December 31, 2014 or disposed of during 2014. The Company disposed of nine real estate properties in 2014 and disposed of 12 real estate properties and one land parcel in 2013 with two properties classified as held for sale as of December 31, 2014.

Twelve Months Ended December 31, 2013 Compared to Twelve Months Ended December 31, 2012
The Company’s consolidated results of operations for 2013 compared to 2012 were significantly impacted by acquisitions, dispositions, development conversion properties, gains on sale and impairment charges recorded on real estate properties.
Revenues
Rental income increased $29.9 million, or 10.6%, to approximately $312.3 million compared to $282.4 million in the prior year and is comprised of the following:

			Change
(Dollars in thousands)	2013	2012	$	%
Property operating	$251,403	$233,662	$17,741	7.6%
Single-tenant net lease	51,467	42,183	9,284	22.0%
Straight-line rent	9,452	6,599	2,853	43.2%
Total Rental income	$312,322	$282,444	$29,878	10.6%
Property operating income increased $17.7 million, or 7.6%, from the prior year as a result of the following activity:

•	Acquisitions in 2012 and 2013 contributed $8.9 million.

•	Additional leasing activity at development conversion properties contributed $6.6 million.

•	Net leasing activity including contractual rent increases and renewals contributed $2.2 million.
Single-tenant net lease income increased $9.3 million, or 22.0%, from the prior year as a result of the following activity:

•	Acquisitions in 2012 and 2013 contributed $7.7 million.

•	New leasing activity including contractual rent increases contributed $1.6 million.
Straight-line rent income increased $2.9 million, or 43.2%, from the prior year as a result of the following activity:

•	Acquisitions in 2012 and 2013 contributed $1.5 million.

•	New leasing activity including contractual rent increases and the effects of rent abatements contributed $1.4 million.
Mortgage interest increased $3.5 million, or 38.3% from the prior year as a result of the following activity:

•
Additional interest from fundings on two construction mortgage notes receivable for the two build-to-suit facilities affiliated with Mercy Health, one of which was acquired during 2013, of $4.4 million.

•	New Company-financed mortgage notes receivable funded during 2012 and 2013 of $0.2 million.

•	A reduction in mortgage interest income from the repayment of mortgage notes totaling $1.1 million.
Expenses
Property operating expenses increased $9.3 million, or 8.2%, for the twelve months ended December 31, 2013 compared to the prior year as a result of the following activity:

•	Acquisitions in 2012 and 2013 accounted for an increase of $3.7 million.

•	Properties that were previously under construction that commenced operations during 2012 accounted for an increase of $0.9 million.

•	An overall increase in real estate taxes of approximately $3.7 million, professional fees of approximately $0.9 million and utility expense of approximately $0.1 million.

General and administrative expenses increased approximately $2.8 million, or 13.5%, for the twelve months ended December 31, 2013 compared to the prior year as a result of the following activity:

•	Increase in compensation-related expenses totaling $3.3 million including $1.8 million of non-cash, stock-based compensation.

•	Increase in expenses related to potential acquisitions and developments of $1.3 million.

•	Reduction in litigation costs of $1.7 million including a $1.0 million settlement recorded in 2012.

Depreciation expense increased $6.5 million, or 8.1%, for the twelve months ended December 31, 2013 compared to the prior year. Properties acquired in 2012 and 2013 and developments completed and commencing operations contributed a combined increase of $4.5 million. The remaining $2.0 million increase is related to various building and tenant improvement expenditures.
Other Income (Expense)
Interest expense decreased $1.4 million for the twelve months ended December 31, 2013 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2013	2012	Change	Percentage Change
Contractual interest	$69,334	$75,821	$(6,487)	(8.6)%
Net discount accretion	1,132	987	145	14.7%
Deferred financing costs amortization	3,228	3,168	60	1.9%
Interest cost capitalization	(183)	(5,021)	4,838	(96.4)%
Total interest expense	$73,511	$74,955	$(1,444)	(1.9)%
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
Capitalized interest costs decreased $4.8 million due to decreased development expenditures upon completion of various projects in progress.

Loss on Extinguishments of Debt
In connection with the early repayments of debt during 2013, the Company incurred $29.6 million of losses on extinguishment of debt.
Gain on Sale of Cost Method Investment in Real Estate
In December 2013, the Company recognized a $1.5 million gain on the sale of a cost method investment in an unconsolidated limited liability company.
Discontinued Operations
Income from discontinued operations totaled $20.1 million and $6.4 million, respectively, for the year ended December 31, 2013 and 2012, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale as of December 31, 2013 or disposed of during 2013. The Company disposed of 12 real estate properties and one land parcel in 2013 and disposed of 19 properties in 2012 with three property classified as held for sale as of December 31, 2013.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on its consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of December 31, 2014, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT under the Internal Revenue Code. The Company's material contractual obligations are included in the table below. As of December 31, 2014, the Company had no long-term capital lease obligations.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$1,723,945	$111,624	$550,362	$282,630	$779,329
Operating lease commitments (2)	312,303	5,001	10,199	10,404	286,699
Tenant improvements (3)	18,520	18,520	—	—	—
Pension obligations (4)	—	—	—	—	—
Total contractual obligations	$2,054,768	$135,145	$560,561	$293,034	$1,066,028
______

(1)
The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility, whose balance and interest rate may fluctuate from day to day. Excluded from the table above are the discounts on the Company's outstanding senior notes of approximately $4.6 million, and net premiums totaling approximately $0.7 million on 17 mortgage notes payable, which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2014. The Company’s long-term debt principal obligations are presented in more detail in the table below.

(In millions)	Principal Balance at Dec. 31, 2014	Principal Balance at Dec. 31, 2013	Maturity Date	Contractual Interest Rates at December 31, 2014	Principal Payments	Interest Payments
Unsecured Credit Facility	$85.0	$238.0	4/17	LIBOR + 1.40%	At maturity	Quarterly
Unsecured Term Loan Facility	200.0	—	2/19	LIBOR + 1.45%	At maturity	Quarterly
Senior Notes due 2017	300.0	300.0	1/17	6.50%	At maturity	Semi-Annual
Senior Notes due 2021	400.0	400.0	1/21	5.75%	At maturity	Semi-Annual
Senior Notes due 2023	250.0	250.0	4/23	3.75%	At maturity	Semi-Annual
Mortgage notes payable	172.5	166.7	5/15-5/40	5.00%-7.63%	Monthly	Monthly
	$1,407.5	$1,354.7

(2)	Includes primarily the corporate office and ground leases, with expiration dates through 2105, related to various real estate investments for which the Company is currently making payments.

(3)
The Company has remaining tenant improvement allowances related to first generation tenant improvements of approximately $5.1 million on properties that were developed by the Company. Also, the Company has remaining tenant improvement allowances related to second generation tenant improvements of approximately $13.4 million. The Company expects to fund these improvements in 2015.

(4)
As of December 31, 2014, only the Company’s chief executive officer was eligible to retire under the Executive Retirement Plan. If the chief executive officer retired and received full retirement benefits based on his and his spouse's life expectancies, the future benefits to be paid are estimated to be approximately $24.5 million as of December 31, 2014. Because the Company does not know when its chief executive officer will retire, it has not projected when the retirement benefits would be paid in the table above. As of December 31, 2014, the Company had recorded a $16.5 million liability, included in other liabilities, related to its pension plan obligations.

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
Principles of Consolidation
The Company’s Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities (“VIE”) where the Company controls the operating activities. All material intercompany accounts and transactions have been eliminated.
Management relies on a qualitative analysis based on power and benefits regarding the Company’s level of influence or control over an entity to determine whether or not the Company is the primary beneficiary of a variable interest entity. Consideration of various factors includes, but is not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, the Company’s form of ownership interest, the Company’s representation on the entity’s governing body, the size and seniority of the Company’s investment, the Company’s ability and the rights of other investors to participate in policy making decisions, the Company’s ability to replace the manager and/or liquidate the entity. Management’s ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company’s Consolidated Financial Statements.
If it is determined that the Company is the primary beneficiary of a VIE, the Company’s Consolidated Financial Statements would include the operating results of the VIE rather than the results of the variable interest in the VIE. The Company would also incorporate the VIE in its internal controls over financial reporting. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIE's internal controls over financial reporting could impact the Company’s Consolidated Financial Statements and its internal control over financial reporting.
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
Acquisition-related costs of an existing real estate property include finder’s fees, advisory, legal, accounting, valuation, other professional or consulting fees, and certain general and administrative costs are expensed in the period incurred for acquisitions accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations. These costs associated with asset acquisitions are capitalized in accordance with GAAP.

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
The Company classifies its pursuit projects into two categories relating to development. The first category includes pursuits of developments that have a remote chance of producing new business. Costs for these projects are expensed in the period incurred. The second category includes those pursuits of developments that are either probable or highly probable to result in a project or contract. Since the Company believes it is probable that these pursuits will result in a project or contract, it capitalizes these costs in full and records no reserve.
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
As of December 31, 2014 and 2013, the Company had fully reserved capitalized pursuit costs totaling $2.0 million and $4.0 million, respectively.
Valuation of Long-Lived and Intangible Assets and Goodwill
Long-Lived Assets Held and Used
The Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, primarily real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be recoverable. Important factors that could cause management to review for impairment include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company's use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. Management remains continuously alert to the factors above, and others, that could indicate an impairment exists.
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

The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The Company's 2014 and 2013 reviews indicated that no impairment had occurred with respect to the Company's $3.5 million goodwill asset.
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
The Company recorded impairment charges totaling $12.0 million, $9.9 million, and $14.9 million, respectively, for the years ended December 31, 2014, 2013, and 2012 related to real estate properties and other long-lived assets. The impairment charges in 2014 related to seven properties sold, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell. The impairment charges in 2013 included $3.3 million related to one land parcel sold and $6.6 million related to three properties classified as held for sale and two properties sold, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell. The impairment charges in 2012 included $11.1 million related to twelve properties sold and $3.8 million related to one property classified as held for sale, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell.
Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2014, the Company had investments of approximately $3.1 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
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
Derivative Instruments
Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the derivative instrument with the recognition of the changes in the fair-value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge. The accounting for a derivative requires that the Company make judgments in determining the nature of the derivatives and their effectiveness, including ones regarding the likelihood that a forecasted transaction will take place. These judgments could materially affect our consolidated financial statements.
The Company may enter into a derivative instrument to manage interest rate risk from time to time. When a derivative instrument is initiated, the Company will assess its intended use of the derivative instrument and may elect a hedging relationship and apply hedge accounting. As required by the accounting literature, the Company will formally document the hedging relationship for all derivative instruments prior to or contemporaneous with entering into the derivative instrument.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk.
As of December 31, 2014, $1.1 billion of the Company’s $1.4 billion of outstanding debt bore interest at fixed rates. Additionally, all of the Company’s mortgage notes and other notes receivable bore interest at fixed rates.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance as of December 31, 2014	Calculated Annual Interest	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Unsecured Credit Facility	$85,000	$1,335	$(14)	$14
Term Note due 2017	200,000	3,212	(31)	31
	$285,000	$4,547	$(45)	$45

		Fair Value
(Dollars in thousands)	Carrying Value as of December 31, 2014	December 31, 2014	Assuming 10% Increase in Market Interest Rates		Assuming 10% Decrease in Market Interest Rates	December 31, 2013 (1)
Fixed Rate Debt:
Senior Notes due 2017, net of discount (2)	$299,308	$307,771	$306,644		$308,891	321,238
Senior Notes due 2021, net of discount (2)	397,864	430,633	425,982		435,297	424,931
Senior Notes due 2023, net of discount (2)	248,253	241,947	235,013		249,097	226,168
Mortgage Notes Payable (2)	173,267	173,476	171,499		175,513	170,351
	$1,118,692	$1,153,827	$1,139,138		$1,168,798	$1,142,688
Fixed Rate Receivables:
Mortgage Notes Receivable (3)	$1,900	$1,892	$1,862	1,922	$1,922	$124,461
	$1,900	$1,892	$1,862		$1,922	$124,461
______

(1)
Fair values as of December 31, 2013 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

(2)	Level 3 - Fair value derived from valuation techniques in which one or more significant inputs or significant drivers are unobservable.

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

Item 8. Financial Statements and Supplementary Data
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Realty Trust Incorporated at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2015 expressed an unqualified opinion thereon.
                                                                                   /s/     BDO USA, LLP
Nashville, Tennessee
February 17, 2015

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
 (Amounts in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$183,060	$178,931
Buildings, improvements and lease intangibles	3,048,251	2,861,935
Personal property	9,914	9,267
Land held for development	17,054	17,054
	3,258,279	3,067,187
Less accumulated depreciation	(700,671)	(632,109)
Total real estate properties, net	2,557,608	2,435,078
Cash and cash equivalents	3,519	8,671
Mortgage notes receivable	1,900	125,547
Assets held for sale and discontinued operations, net	9,146	6,852
Other assets, net	185,337	153,514
Total assets	$2,757,510	$2,729,662
LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,403,692	$1,348,459
Accounts payable and accrued liabilities	70,240	73,741
Liabilities of discontinued operations	372	1,112
Other liabilities	62,152	61,064
Total liabilities	1,536,456	1,484,376
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 98,828 and 95,924 shares issued and outstanding at December 31, 2014 and 2013, respectively.	988	959
Additional paid-in capital	2,389,830	2,325,228
Accumulated other comprehensive income (loss)	(2,519)	51
Cumulative net income attributable to common stockholders	840,249	808,362
Cumulative dividends	(2,007,494)	(1,891,123)
Total stockholders’ equity	1,221,054	1,243,477
Noncontrolling interests	—	1,809
Total equity	1,221,054	1,245,286
Total liabilities and equity	$2,757,510	$2,729,662
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Operations
 (Amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUES
Rental income	$361,525	$312,322	$282,444
Mortgage interest	3,665	12,701	9,186
Other operating	5,665	5,926	6,052
	370,855	330,949	297,682
EXPENSES
Property operating	134,057	122,571	113,287
General and administrative	22,808	23,704	20,881
Depreciation	99,384	86,239	79,776
Amortization	10,820	10,645	10,418
Bad debt, net of recoveries	31	172	230
	267,100	243,331	224,592
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	—	(29,638)	—
Interest expense	(72,413)	(73,511)	(74,955)
Gain on sale of cost method investment in real estate	—	1,492	—
Interest and other income, net	2,637	947	973
	(69,776)	(100,710)	(73,982)
INCOME (LOSS) FROM CONTINUING OPERATIONS	33,979	(13,092)	(892)
DISCONTINUED OPERATIONS
Income from discontinued operations	967	5,246	10,461
Impairments	(12,029)	(9,889)	(14,908)
Gain on sales of real estate properties	9,283	24,718	10,874
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,779)	20,075	6,427
NET INCOME	32,200	6,983	5,535
Less: Net income attributable to noncontrolling interests	(313)	(37)	(70)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$31,887	$6,946	$5,465
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.35	$(0.14)	$(0.01)
Discontinued operations	(0.02)	0.22	0.08
Net income attributable to common stockholders	$0.33	$0.08	$0.07
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.35	$(0.14)	$(0.01)
Discontinued operations	(0.02)	0.22	0.08
Net income attributable to common stockholders	$0.33	$0.08	$0.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	95,279	90,941	78,845
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	96,759	90,941	78,845
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income
 (Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
NET INCOME	$32,200	$6,983	$5,535
Other comprehensive income (loss):
Defined benefit pension plan net gain (loss) arising during the period	(2,570)	2,143	1,240
Other comprehensive income (loss)	(2,570)	2,143	1,240
COMPREHENSIVE INCOME	29,630	9,126	6,775
Less: Comprehensive income attributable to noncontrolling interests	(313)	(37)	(70)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$29,317	$9,089	$6,705
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity
 (Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$—	$779	$1,894,604	$(3,332)	$795,951	$(1,683,196)	$1,004,806	$—	$1,004,806
Issuance of stock, net of costs	—	93	202,272	—	—	—	202,365	—	202,365
Common stock redemption	—	—	(68)	—	—	—	(68)	—	(68)
Stock-based compensation	—	3	3,489	—	—	—	3,492	—	3,492
Net income	—	—	—	—	5,465	—	5,465	70	5,535
Defined benefit pension plan net gain	—	—	—	1,240	—	—	1,240	—	1,240
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(96,356)	(96,356)	—	(96,356)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Balance at December 31, 2012	—	875	2,100,297	(2,092)	801,416	(1,779,552)	1,120,944	—	1,120,944
Issuance of stock, net of costs	—	83	220,176	—	—	—	220,259	—	220,259
Common stock redemption	—	—	(454)	—	—	—	(454)	—	(454)
Stock-based compensation	—	1	5,209	—	—	—	5,210	—	5,210
Net income	—	—	—	—	6,946	—	6,946	37	6,983
Defined benefit pension plan net gain	—	—	—	2,143	—	—	2,143	—	2,143
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(111,571)	(111,571)	—	(111,571)
Distributions to noncontrolling interests							—	(34)	(34)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	1,806	1,806
Balance at December 31, 2013	—	959	2,325,228	51	808,362	(1,891,123)	1,243,477	1,809	1,245,286
Issuance of stock, net of costs	—	31	76,800	—	—	—	76,831	—	76,831
Common stock redemption	—	(4)	(10,070)	—	—	—	(10,074)	—	(10,074)
Stock-based compensation	—	2	4,449	—	—	—	4,451	—	4,451
Net income	—	—	—	—	31,887	—	31,887	313	32,200
Defined benefit pension plan net loss	—	—	—	(2,570)	—	—	(2,570)	—	(2,570)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(116,371)	(116,371)	—	(116,371)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(510)	(510)
Purchase of noncontrolling interest in consolidated joint ventures	—	—	(6,577)	—	—	—	(6,577)	(1,612)	(8,189)
Balance at December 31, 2014	$—	$988	$2,389,830	$(2,519)	$840,249	$(2,007,494)	$1,221,054	$—	$1,221,054
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$32,200	$6,983	$5,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	116,049	105,318	101,444
Stock-based compensation	4,451	5,210	3,492
Straight-line rent receivable	(11,050)	(8,608)	(6,013)
Straight-line rent liability	721	426	418
Gain on sales of real estate properties	(9,283)	(24,718)	(10,874)
Gain on sale of cost method investment in real estate	—	(1,492)	—
Loss on extinguishment of debt	—	29,907	—
Net gain from mortgage repayment by previously consolidated VIE	—	—	(313)
Impairments	12,029	9,889	14,908
Provision for bad debt, net	34	185	240
Changes in operating assets and liabilities:
Other assets	(16,842)	(5,660)	(3,469)
Accounts payable and accrued liabilities	(1,914)	740	(712)
Other liabilities	(1,025)	2,617	11,741
Net cash provided by operating activities	125,370	120,797	116,397
INVESTING ACTIVITIES
Acquisitions of real estate	(71,899)	(177,744)	(89,640)
Development of real estate	—	—	(7,833)
Acquisition of additional long-lived assets	(70,670)	(72,784)	(62,251)
Funding of mortgages and notes receivable	(1,244)	(58,731)	(78,297)
Proceeds from acquisition of real estate upon mortgage note receivable default	204	—	—
Proceeds from sales of real estate	32,398	96,132	74,817
Proceeds from sale of cost method investment in real estate	—	2,717	—
Proceeds from mortgage repayment by previously consolidated VIE	—	—	35,057
Proceeds from mortgages and notes receivable repayments	5,623	2,464	14,893
Net cash used in investing activities	(105,588)	(207,946)	(113,254)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	(153,000)	128,000	(102,000)
Borrowings on term loan	200,000	—	—
Borrowings on notes and bonds payable	—	247,948	—
Repayments on notes and bonds payable	(12,357)	(19,984)	(4,990)
Redemption of notes and bonds payable	—	(371,839)	—
Dividends paid	(116,371)	(111,571)	(96,356)
Net proceeds from issuance of common stock	76,856	220,252	202,352
Common stock redemptions	(10,074)	(454)	(68)
Capital contributions received from noncontrolling interest	—	1,806	—
Distributions to noncontrolling interest holders	(541)	(32)	(40)
Purchase of noncontrolling interest	(8,189)	—	—
Debt issuance and assumption costs	(1,258)	(5,082)	(3)
Net cash provided by (used in) financing activities	(24,934)	89,044	(1,105)
Increase (decrease) in cash and cash equivalents	(5,152)	1,895	2,038
Cash and cash equivalents, beginning of period	8,671	6,776	4,738
Cash and cash equivalents, end of period	$3,519	$8,671	$6,776
Supplemental Cash Flow Information:
Interest paid	$68,173	$71,025	$75,348
Capitalized interest	$—	$183	$5,021
Company-financed real estate property sales	$1,900	$4,241	$11,200
Invoices accrued for construction, tenant improvement and other capitalized costs	$5,594	$10,885	$4,297
Elimination of construction mortgage note receivable upon acquisition real estate property	$81,213	$97,203	$—
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$19,636	$40,992	$5,171
Mortgage note receivable eliminated upon acquisition	$39,973	$—	$—
Construction liabilities transferred upon deconsolidation of VIE	$—	$—	$3,450
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that owns, acquires, manages, finances and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. The Company had investments of approximately $3.3 billion in 199 real estate properties, mortgages, land held for development and corporate property as of December 31, 2014. The Company’s 198 owned real estate properties are located in 30 states and total approximately 14.2 million square feet. The Company provided property management services to approximately 9.5 million square feet nationwide. Square footage disclosures in this Annual Report on Form 10-K are unaudited.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities (“VIE”) where the Company controls the operating activities of the VIE.
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
The Company had a variable interest in unconsolidated VIEs consisting of one construction mortgage notes receivable aggregating approximately $80.0 million as of December 31, 2013, in which management concluded that the Company was not the primary beneficiary. See Note 5 for more information on this construction mortgage notes receivable. There were no VIEs at December 31, 2014.

During 2014, the Company acquired the outstanding 40% noncontrolling interest holders' investment in a partnership, HRP MAC III, LLC, that held $18.0 million in real estate assets and owns 100% as of December 31, 2014. During 2013, the Company received capital contributions of $1.8 million from a 40% noncontrolling interest holder in the partnership. The Company reports noncontrolling interests in subsidiaries as a component of equity and the related net income or loss attributable to the noncontrolling interests as part of consolidated net income or loss in its Consolidated Financial Statements. See Note 4 for additional information.
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
Reclassifications
Certain reclassifications for discontinued operations have been made to the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 to conform to the 2014 presentation. The operating results of those assets have been reclassified from continuing to discontinued operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under Accounting Standards Codification Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable. The Company’s gross real estate assets, on a financial reporting basis, totaled approximately $3.3 billion as of December 31, 2014 and $3.1 billion as of December 31, 2013.
During 2014 and 2013, the Company eliminated against accumulated depreciation approximately $9.5 million and $4.3 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. Also during 2014, approximately $0.4 million of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation.
Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2014, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	15.0 to 38.1 years
Buildings and improvements	3.3 to 39.0 years
Lease intangibles (including ground lease intangibles)	1.0 to 93.1 years
Personal property	1.9 to 15.8 years
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
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in land held for development totaled approximately $17.1 million as of December 31, 2014 and 2013.
Asset Impairment
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment, those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Executed purchase and sale agreements, that are binding agreements, are categorized as level one inputs. Brokerage estimates, letters of intent, or unexecuted purchase and sale agreements are considered to be level three as they are nonbinding in nature.
During 2014, in connection with the sales of six medical office buildings, the Company recorded impairment charges in discontinued operations of approximately $3.7 million based on the contractual sales price, a level one input. The Company used level three inputs to record impairment charges of approximately $8.3 million related to two properties in held for sale and two properties that were reclassified to held for sale during 2014, reducing the Company's carrying value to the estimated fair value of the properties less costs to sell prior to sale. All four of these properties were sold during 2014.
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
Mortgage Notes
The Company had one and four mortgage notes receivable outstanding as of December 31, 2014 and 2013 with aggregate principal balances totaling $1.9 million and $125.5 million, respectively. The weighted average maturity of the notes was approximately 2.8 and 0.4 years, respectively, with an interest rate of 6.50% and interest rates ranging from 5.00% to 7.72%, as of December 31, 2014 and 2013, respectively.
No allowances were recorded on the Company's mortgage notes receivable during 2014 or 2013. The Company evaluates collectibility of its mortgage notes and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for either on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company’s expectation of future collectibility. As of December 31, 2014 and 2013, there were no recorded investments in mortgage notes that were either on non-accrual status or were past due more than ninety days and continued to accrue interest. Also, as of December 31, 2014, the Company did not hold any of its mortgage notes available for sale.
In January 2014, one of the Company's mortgage notes receivable had a scheduled balloon payment due of $40.0 million that the borrower was not able to pay. The Company initiated the default process and negotiated a deed in lieu of foreclosure from the borrower. See Note 4 for additional information regarding this transaction.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and deferred financing costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized over the term of the related credit facility or other debt instrument under the straight-line method, which approximates amortization under the effective interest method. Goodwill is not amortized but is evaluated annually as of December 31 for impairment. Both the 2014 and 2013 impairment evaluations indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 9 for more detail on the Company’s intangible assets.
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
Stock-Based Compensation
The Company has various employee and director stock-based awards outstanding. These awards include non-vested common stock and options to purchase common stock granted to employees pursuant to the 2007 Employees Stock Incentive Plan and its predecessor plan (the “Incentive Plan”) and the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company recognizes share-based payments to employees and directors in the Consolidated Statements of Operations on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date.
The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of common shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months. The Company accounts for awards to its employees under the Employee Stock Purchase Plan based on fair value, using the Black-Scholes model, and generally recognizes expense over the award’s vesting period, net of estimated forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options when they are granted in the first quarter of each year and then may record additional compensation expense in subsequent quarters as warranted. In each of the years ended December 31, 2014, 2013 and 2012, the Company recognized in general and administrative expenses approximately $0.3 million, $0.3 million, and $0.4 million, respectively, of compensation expense related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.

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
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must all be met before a Company may recognize revenue, including that persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectibility is reasonably assured. Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was $35.4 million and $36.3 million, respectively, as of December 31, 2014 and 2013 which includes deferred tenant improvement reimbursements of $22.4 million and $21.9 million, respectively, which will be recognized as revenue over the life of each respective lease.
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
The components of rental income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Property operating income	$285,304	$251,403	$233,662
Single-tenant net lease	65,252	51,467	42,183
Straight-line rent	10,969	9,452	6,599
Rental income	$361,525	$312,322	$282,444
Operating expense recoveries, included in property operating income, were approximately $53.9 million, $40.9 million and $31.9 million, respectively, for the years ended December 31, 2014, 2013 and 2012.
Additional rent, generally defined in most lease agreements as the cumulative increase in CPI from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. Included in rental income was additional rental income, net of reserves, of approximately $0.7 million for the years ended December 31, 2014, 2013 and 2012.
Mortgage Interest Income
Interest income on the Company’s mortgage notes receivable is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. The interest rate on its one mortgage note receivable outstanding as of December 31, 2014 was fixed. The Company amortizes any fees paid related to its mortgage notes receivable to mortgage interest income over the term of the loan on a straight-line basis which approximates amortization under the effective interest method.
Other Operating Income
Other operating income on the Company’s Consolidated Statements of Operations was comprised of the following:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Property lease guaranty revenue	$4,430	$5,114	$4,898
Interest income	731	457	448
Management fee income	289	164	158
Other	215	191	548
	$5,665	$5,926	$6,052
Five of the Company’s 198 owned real estate properties as of December 31, 2014 were covered under property operating agreements between the Company and a sponsoring health system, which contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement.
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
The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2014.
Federal tax returns for the years 2011, 2012 and 2013 are currently subject to examination by taxing authorities.
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
New Accounting Pronouncements
Accounting Standards Update No. 2014-08
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This standard changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.

This standard is effective for the Company on a prospective basis for annual periods beginning on January 1, 2015 and interim periods within that year. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company adopted this standard on the effective date of January 1, 2015 and does not expect it to have a material impact on the Company's consolidated financial position or cash flows, but could have a material impact on the presentation of the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Standards Update No. 2014-09
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard that supersedes most all existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards.

This new standard is effective for the Company for annual and interim periods beginning on January 1, 2017 with early adoption prohibited. The Company has not yet determined the effects on the Consolidated Financial Statements and related notes resulting from the adoption of this new standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Property Investments
The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities, as well as for the acquisition of existing properties. The Company had investments of approximately $3.3 billion in 199 real estate properties, mortgages, land held for development and corporate property as of December 31, 2014. The following table summarizes the Company’s investments.

(Dollars in thousands)	Number of Facilities	Land	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office/outpatient:
Arizona	9	$3,726	$78,398	$441	$82,565	$(22,521)
California	9	17,430	104,983	195	122,608	(53,254)
Colorado	9	7,197	188,593	208	195,998	(18,338)
District of Columbia	2	—	30,729	—	30,729	(8,992)
Florida	8	6,891	90,674	252	97,817	(43,774)
Hawaii	3	8,327	121,022	68	129,417	(17,726)
Illinois	3	6,142	49,194	143	55,479	(11,100)
Indiana	5	3,891	140,749	—	144,640	(22,575)
Iowa	6	12,665	81,424	94	94,183	(13,346)
Michigan	3	5	23,158	33	23,196	(7,644)
Missouri	4	4,668	32,574	7	37,249	(16,998)
North Carolina	16	5,096	156,538	95	161,729	(34,824)
Oklahoma	2	7,673	100,543	—	108,216	(1,486)
Tennessee	14	10,353	183,414	255	194,022	(58,932)
Texas	43	45,036	621,608	1,290	667,934	(145,509)
Virginia	13	2,451	183,340	136	185,927	(36,277)
Washington	8	8,974	201,227	186	210,387	(22,784)
Other (12 states)	16	7,248	155,992	91	163,331	(49,142)
	173	157,773	2,544,160	3,494	2,705,427	(585,222)
Inpatient:
Arizona	1	3,641	12,371	—	16,012	(1,839)
California	1	—	12,688	—	12,688	(6,630)
Colorado	1	623	10,788	—	11,411	(362)
Indiana	1	1,071	42,335	—	43,406	(9,227)
Missouri	1	1,989	109,304	—	111,293	(3,503)
Pennsylvania	4	6,555	74,634	—	81,189	(38,166)
Texas	5	9,507	158,149	265	167,921	(24,558)
	14	23,386	420,269	265	443,920	(84,285)
Other:
Alabama	1	181	9,925	8	10,114	(6,605)
Indiana	1	96	3,662	32	3,790	(2,477)
Iowa	1	—	40,263	—	40,263	(1,536)
Michigan	5	193	12,728	183	13,104	(8,379)
Tennessee	1	253	7,213	408	7,874	(2,279)
Virginia	2	1,178	10,031	48	11,257	(6,054)
	11	1,901	83,822	679	86,402	(27,330)
Land Held for Development	—	17,054	—	—	17,054	(115)
Corporate Property	—	—	—	5,476	5,476	(3,719)
	—	17,054	—	5,476	22,530	(3,834)
Total owned properties	198	200,114	3,048,251	9,914	3,258,279	(700,671)
Mortgage notes receivable	1	—	—	—	1,900	—
Total real estate investments	199	$200,114	$3,048,251	$9,914	$3,260,179	$(700,671)

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
Future minimum lease payments under the non-cancelable operating leases and guaranteed amounts due to the Company under property operating agreements as of December 31, 2014 are as follows (in thousands):

2015	$290,283
2016	263,505
2017	235,690
2018	203,285
2019	166,003
2020 and thereafter	679,757
$1,838,523
Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company had one customer, Baylor Scott & White Health, that accounted for 10% or more of the Company’s consolidated revenues, including revenues from discontinued operations, for the years ended December 31, 2014 and 2013 at 10% and 11%, respectively. The Company did not have any customers that accounted for 10% or more of the Company's consolidated revenues, including discontinued operations for the year ended December 31, 2012.
Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise. The Company had approximately $162.2 million in real estate properties as of December 31, 2014 that were subject to purchase options that were exercisable or become exercisable during 2015.
Purchase Option Exercise
In September 2014, the Company received notice from a tenant of its intent to purchase a medical office building in Pennsylvania pursuant to a purchase option contained in its lease with the Company. The Company's net investment in the building, included in assets held for sale, was $7.7 million at December 31, 2014, including straight-line rent receivables. The appraisal process is on-going and the purchase price, if the transaction closes, would be the greater of fair market value or approximately $15.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Acquisitions, Dispositions and Mortgage Repayments
2014 Real Estate Acquisitions
During 2014, the Company acquired the following properties:

•
a 152,655 square foot multi-tenanted office building in Iowa in which the Company acquired ownership in satisfaction of a $40.0 million mortgage note receivable that matured on January 10, 2014. The cash flows from the operations of the property were sufficient to pay the Company interest from the maturity date through the date of the transfer of ownership to the Company at the 7.7% fixed interest rate plus an additional 3% of interest for the default interest rate. The Company has accounted for this transaction as a business combination and recorded the acquisition of the property at its estimated fair value based primarily on level three inputs. Upon acquisition, the property was 93% leased with expirations through 2023;

•
a 200,000 square foot medical office building in Oklahoma for a purchase price of approximately $85.4 million that was 100% leased to Mercy Health, based in Missouri, through 2028 under a single-tenant net lease. The Company funded the development of the facility through a construction mortgage loan of approximately $81.2 million that upon purchase was eliminated in the Company's Consolidated Financial Statements. At the closing of the purchase, the outstanding loan balance was credited to the purchase price and the Company paid an additional $4.2 million in cash consideration. Subsequent to the purchase, the Company funded an additional $5.0 million and anticipates funding approximately $0.8 million to complete the $91.2 million development during 2015;

•
56.9% of a medical office building and related land in Texas through an equity interest in a limited liability company for a purchase price and cash consideration of $8.7 million. Based on the nature of the transaction, the Company has accounted for the acquisition as an asset acquisition and has recorded the amounts in real estate assets on the Company's Consolidated Balance Sheet. Upon acquisition, the property was 95% leased with expirations through 2024. The building is adjacent to Seton Medical Center, a 534-bed hospital;

•
a 35,292 square foot medical office building located in North Carolina for a purchase price and cash consideration of $6.5 million. Upon acquisition, the property was 100% leased with expirations through 2024. The building is adjacent to Wesley Long Hospital, a 175-bed hospital;

•
a 60,476 square foot medical office building located in Minnesota for a purchase price of $19.8 million including cash consideration of $8.4 million and the assumption of debt of $11.4 million (excluding a $1.0 million fair value premium recorded upon acquisition). The mortgage notes payable assumed by the Company bear a weighted average contractual interest rate of 6.67% with maturities from 2017 to 2040. The property was constructed in 2010 and, upon acquisition, was 100% leased with expirations through 2025. The building is connected to Unity Hospital, a 220-bed hospital operated by Allina Health;

•
a 47,962 square foot medical office building located in Florida for a purchase price and cash consideration of $7.9 million. Upon acquisition, the property was 89% leased with expirations through 2019. The building is adjacent to Tampa General Hospital, a 1,018-bed hospital;

•
a 68,860 square foot medical office building in Oklahoma for a purchase price of $17.5 million, including cash consideration of $10.7 million and the assumption of debt of $6.8 million (excluding a $0.4 million fair value premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual interest rate of 6.1% and matures on August 1, 2020. Upon acquisition, the property was 97% leased with expirations through 2027. The building is located on the Norman Regional Healthplex campus, a 152-bed hospital; and

•
a 60,161 square foot medical office building in Washington for a purchase price and cash consideration of $22.7 million. Upon acquisition, the property was 98% leased with expirations through 2021 and is located on the Highline Medical Center campus, a 177-bed hospital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the Company's acquisitions for the twelve months ended December 31, 2014:

(Dollars in millions)	Date Acquired	Purchase Price	Elimination of Mortgage Note Receivable	Mortgage Notes Payable Assumed (1)	Cash Consideration (2)	Real Estate	Other (3)	Square Footage
Real estate acquisitions
Iowa	3/28/14	$—	$(40.0)	$—	$—	$40.2	$(0.2)	152,655
Oklahoma	5/22/14	85.4	(81.2)	—	4.2	85.4	—	200,000
Texas	6/4/14	8.7	—	—	8.7	8.8	(0.1)	48,048
North Carolina	6/6/14	6.5	—	—	6.5	6.5	—	35,292
Minnesota	7/28/14	19.8	—	(11.4)	8.4	20.9	(1.0)	60,476
Florida	9/16/14	7.9	—	—	7.9	7.9	—	47,962
Oklahoma	10/29/14	17.5	—	(6.8)	10.7	17.9	(0.4)	68,860
Washington	12/1/14	22.7	—	—	22.7	18.9	3.8	60,161
		$168.5	$(121.2)	$(18.2)	$69.1	$206.5	$2.1	673,454
______
(1) The mortgage notes payable assumed in the acquisitions do not reflect the fair value adjustment totaling $1.4 million recorded by the Company upon acquisition (included in Other).
(2) Cash consideration excludes non-real estate assets acquired and liabilities assumed in the acquisitions.
(3) Includes intangibles recognized at acquisition and fair value adjustments on debt assumed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2014 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Building	181.7	11.5-39.0
Land	12.7	—
Intangibles:
At-market lease intangibles	12.1	4.8-13.9
Below-market lease intangibles	(0.4)	3.8-6.5
Above-market ground lease intangibles	(0.1)	91.3
Below-market ground lease intangibles	3.8	63.7
Total intangibles	15.4
Mortgage notes payable assumed, including fair value adjustments	(19.6)
Foreclosed mortgage note receivable	(40.0)
Elimination of mortgage note receivable upon acquisition	(81.2)
Other assets acquired	3.0
Accounts payable, accrued liabilities and other liabilities assumed	(2.3)
Cash acquired	0.2
Total cash paid (1)	$69.9
______
(1) Total cash paid includes receivables acquired net of liabilities assumed in the acquisitions of approximately $0.8 million.

2014 Noncontrolling Interest Purchase
In April 2014, the Company purchased the outstanding 40% noncontrolling equity interest in a consolidated partnership that owns a medical office building and parking garage in Texas, which were developed by the partnership, for an aggregate purchase price and cash consideration of $8.2 million. The book value of the noncontrolling interest prior to the equity purchase was $1.6 million. The remaining $6.6 million was recorded as a decrease to additional paid-in capital on the Company's Consolidated Balance Sheets. The Company held a term loan that was secured by the property and was payable from the partnership. Upon acquisition of the noncontrolling interest, the term loan, which was previously eliminated in the Company's Consolidated Financial Statements, was extinguished.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

•
an 80,153 square foot medical office building in Colorado for a purchase price of approximately $33.2 million, including cash consideration of $21.2 million and the assumption of debt of $12.0 million (excluding a $0.7 million fair value adjustment premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual interest rate of 6.17% and matures in 2027. The building was 100% leased with lease expirations through 2028. The property is connected to and was 71% leased by Poudre Valley Health System, which is part of the University of Colorado Health system;

•
a 186,000 square foot orthopedic facility in Missouri for a purchase price of approximately $102.6 million. The Company funded the development of the facility through a construction mortgage loan of approximately $97.2 million that, upon acquisition, was eliminated in the Company's Consolidated Financial Statements. At the closing of the purchase, the outstanding loan balance was credited to the purchase price and the Company paid an additional $5.4 million in cash consideration. Subsequent to the acquisition, the Company funded an additional $6.5 million in 2013 and $2.3 million during 2014 to complete the development. The building was 100% leased to Mercy Health through 2027;

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
______
(1) The mortgage notes payable assumed in the acquisitions do not reflect the fair value adjustments totaling $1.4 million recorded by the Company upon acquisition (included in Other).
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
______
(1) Total cash paid includes liabilities assumed net of receivables acquired in the acquisitions of $0.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2014 Real Estate Asset Dispositions
During 2014, the Company disposed of the following real estate assets:

•
a 52,608 square foot off-campus, medical office building located in Florida in which the Company had a $1.7 million net investment, including the impact of impairment charges recorded prior to the sale of approximately $3.3 million. The sales price was $1.8 million, comprised of $1.7 million in net cash proceeds and closing costs of $0.1 million. This property was previously classified as held for sale;

•
a 58,365 square foot off-campus, medical office building located in Texas in which the Company had a $4.1 million net investment, including the impact of impairment charges recorded prior to the sale of approximately $2.6 million. The sales price was $4.4 million, comprised of $4.2 million in net cash proceeds and closing costs of $0.2 million. This property was previously classified as held for sale;

•
a 31,026 square foot on-campus, medical office building located in Nevada in which the Company had a $4.9 million net investment. The sales price was approximately $2.3 million, comprised of net cash proceeds of approximately $0.2 million, a seller-financed mortgage note of $1.9 million, and closing costs of $0.2 million. The Company recognized a $2.8 million impairment on the disposal of this property that was not previously classified as held for sale;

•
two off-campus medical office buildings in Tennessee, totaling 32,204 square feet, in which the Company had an aggregate net investment of $3.2 million. The sales price for the buildings was approximately $3.1 million comprised of net cash proceeds of $2.9 million and closing costs of approximately $0.2 million. The Company recognized a $0.4 million impairment on the disposal, net of straight-line rent receivables which were written off. These properties were not previously classified as held for sale;

•
two off-campus medical office buildings in Texas, totaling 166,167 square feet, in which the Company had an aggregate net investment $12.1 million. The sales price and net cash proceeds for the buildings was approximately $21.5 million. The Company recognized a $9.2 million gain on the disposal, net of straight-line rent receivables which were written off. These properties were not previously classified as held for sale;

•
a 26,166 square foot off-campus, medical office building located in Missouri in which the Company had a $1.4 million net investment, including a $3.1 million impairment charge recorded in the second quarter of 2014 as a result of the pending sale. The sales price and net cash proceeds for the building was approximately $1.3 million. The Company recognized a $0.2 million impairment on the disposal, net of straight-line rent receivables which were written off. This property was previously classified as held for sale; and

•
a 110,000 square foot off-campus, medical office building located in Illinois in which the Company had a $0.8 million net investment, including the impact of impairment charges prior to the sale of $5.6 million. The sales price was $0.5 million and the Company recognized a $0.3 million impairment on the disposal. This property was previously classified as held for sale.

2014 Company-Financed Mortgage Notes
During 2014, the Company originated an $1.9 million seller-financed mortgage note receivable with the purchaser of a medical office building located in Nevada. See "2014 Real Estate Asset Dispositions" above for more information.

Also during 2014, two Company-financed mortgage notes receivable totaling $4.9 million were repaid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company's 2014 dispositions are as follows:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Company-financed Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage
Real estate dispositions
Florida (1)	4/11/2014	$1.8	$(0.1)	$—	$1.7	$1.7	$—	$—	52,608
Texas (1)	4/23/2014	4.4	(0.2)	—	4.2	4.1	0.1	—	58,365
Nevada	9/12/2014	2.3	(0.2)	(1.9)	0.2	4.9	—	(2.8)	31,026
Tennessee (2)	11/14/2014	3.1	(0.2)	—	2.9	3.2	0.1	(0.4)	32,204
Texas (2)	11/25/2014	21.5	—	—	21.5	12.1	0.2	9.2	166,167
Missouri (1)	12/18/2014	1.3	—	—	1.3	1.4	0.1	(0.2)	26,166
Illinois (1)	12/29/2014	0.5	—	—	0.5	0.8	—	(0.3)	110,000
Total dispositions		34.9	(0.7)	(1.9)	32.3	28.2	0.5	5.5	476,536
Mortgage note repayments		—	—	4.9	4.9	—	—	—	—
		$34.9	$(0.7)	$3.0	$37.2	$28.2	$0.5	$5.5	476,536
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
2013 Company-Financed Mortgage Notes
During 2013, the Company originated the following Company-financed mortgage notes receivable in disposal transactions discussed in the "2013 Real Estate Asset Dispositions" section above:

•
$3.7 million with the purchaser of the 15.1 acres of land located in Texas that were sold in March 2013. The mortgage note receivable had an interest rate of 5.0% in the first year and 6.0% in the second year and was to mature in March 2015. This note was repaid in September 2014; and

•
$0.6 million with the purchaser of a medical office building in Tennessee that was sold in April 2013 that was to mature on April 30, 2018 and had an interest rate of 7.5% per annum. This note was repaid in October 2013.

2013 Noncontrolling Interest Contribution
During 2013, the Company received $1.8 million in capital contributions from a 40% noncontrolling interest holder in a partnership that owned a medical office building and parking garage in Texas. The partnership (HRP MAC III, LLC), in which the Company held a 60% majority controlling interest, was the borrower under a term loan from the Company of approximately $14.2 million, secured by the real estate assets, that matures in January 2016 and bears interest at 5.35%. These buildings, which were constructed by the Company, were completed in July 2012 and were previously subject to a construction mortgage note totaling $13.7 million. The Company's equity in and term loan to the partnership were eliminated in consolidation.

2015 Acquisition
In January 2015, the Company acquired a 110,679 square foot medical office building in California for a purchase price and cash consideration of $39.3 million. The property is located adjacent to two hospital campuses, one affiliated with Kaiser Permanente, a 106-bed hospital, and another affiliated with Washington Hospital Healthcare System, a 353-bed hospital. Upon acquisition, this property was 97% leased, with leases to the two hospitals comprising 59% of the rentable square footage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Mortgage Notes Receivable
The Company’s mortgage note receivable is classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loans are carried at amortized cost. Also, the Company’s mortgage note receivable is secured by an existing building. Approximately $1.2 million and $58.7 million, respectively, were funded on existing construction mortgage loans during the years ended December 31, 2014 and 2013. A summary of the Company’s mortgage notes receivable for the years ended December 31, 2014 and 2013 is shown in the table below:

					Balance as of December 31,
State	Property Type (1)	Face Amount	Interest Rate	Maturity Date	2014	2013
(dollars in thousands)
Construction mortgage notes:
Oklahoma	MOB	$94,889	7.72%	09/30/14	$—	$79,969
Total construction mortgage notes					—	79,969

Other mortgage notes:
Iowa	Other	40,000	7.70%	01/10/14	—	39,973
Florida	MOB	3,750	7.50%	04/10/15	—	3,750
Texas	Land	3,666	5.00%-6.00%	03/25/15	—	1,855
Nevada	MOB	1,900	6.50%	09/30/17	1,900	—
Total other mortgage notes					1,900	45,578

Total mortgage notes receivable					$1,900	$125,547
______
(1) MOB - Medical office building.
Construction Mortgage Note Fundings
In May 2014, the Company acquired a medical office building in Oklahoma for $85.4 million, including the elimination of the construction mortgage note receivable totaling $81.2 million and cash consideration of approximately $4.2 million. The building is 100% leased to Mercy Health. The Company provided $1.2 million in fundings toward the facility under a construction mortgage note during 2014. See Note 4 for details regarding the Company's acquisition.
Mortgage Note Receivable Default
As of December 31, 2013, the Company held a $40.0 million loan that was secured by a first position mortgage on a multi-tenant office building in Iowa that is 93% leased. Interest only payments at a fixed rate of 7.7% were due, and paid, through the maturity of the loan on January 10, 2014. The borrower did not make the balloon principal payment at maturity. The borrower transfered its interest in the property to the Company in satisfaction of the debt. See Note 4 for details regarding the Company's acquisition.
6. Discontinued Operations
Assets and liabilities of properties sold or classified as held for sale on the Company’s Consolidated Balance Sheets, and the results of operations of such properties are included in discontinued operations on the Company’s Consolidated Statements of Operations for all periods presented. As of December 31, 2014 and 2013, the Company had two and three properties, respectively, classified as held for sale.
The tables below reflect the assets and liabilities of the properties classified as held for sale and discontinued operations as of December 31, 2014 and 2013 and the results of operations of the properties included in discontinued operations on the Company’s Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
(Dollars in thousands)	2014	2013
Balance Sheet data (as of the period ended):
Land	$422	$1,578
Buildings, improvements and lease intangibles	12,822	15,400
Personal property	13	—
	13,257	16,978
Accumulated depreciation	(4,464)	(10,211)
Assets held for sale, net	8,793	6,767
Other assets, net (including receivables)	353	85
Assets of discontinued operations, net	353	85
Assets held for sale and discontinued operations, net	$9,146	$6,852
Accounts payable and accrued liabilities	$86	$1,091
Other liabilities	286	21
Liabilities of discontinued operations	$372	$1,112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Statements of Operations data:
Revenues (1)
Rental income	$5,660	$14,202	$24,290
Other operating	4	9	69
	5,664	14,211	24,359
Expenses (2)
Property operating	3,126	4,830	6,894
General and administrative	19	26	33
Depreciation	1,551	3,794	6,888
Amortization	—	63	147
Bad debt, net of recoveries	3	13	10
	4,699	8,726	13,972
Other Income (Expense) (3)
Loss on extinguishment of debt	—	(270)	—
Interest expense	—	(40)	(97)
Interest and other income, net	2	71	171
	2	(239)	74
Income from Discontinued Operations	967	5,246	10,461
Impairments (4)	(12,029)	(9,889)	(14,908)
Gain on sales of real estate properties (5)	9,283	24,718	10,874
Income (Loss) from Discontinued Operations	$(1,779)	$20,075	$6,427
Income (Loss) from Discontinued Operations per Common Share - Basic	$(0.02)	$0.22	$0.08
Income (Loss) from Discontinued Operations per Common Share - Diluted	$(0.02)	$0.22	$0.08
______

(1)
Total revenues for the years ended December 31, 2014, 2013 and 2012 included $4.3 million, $12.6 million and $22.2 million, respectively, related to properties sold; and $1.4 million, $1.6 million and $2.2 million, respectively, related to two properties held for sale as of December 31, 2014.

(2)
Total expenses for the years ended December 31, 2014, 2013 and 2012 included $4.7 million, $8.7 million and $13.5 million, respectively, related to properties sold; and for the year ended December 31, 2012 included $0.5 million related to two properties held for sale as of December 31, 2014.

(3)	Other income (expense) for the years ended December 31, 2014, 2013, and 2012 included income (expense) related to properties sold.

(4)
Impairments for the year ended December 31, 2014 included $3.7 million in connection with the sale of three properties and $8.3 million on two properties in held for sale and two properties there were reclassified to held for sale during 2014. All four properties of these were subsequently sold; December 31, 2013 included the following: $3.3 million related to the sale of a land parcel; $0.4 million related to two properties classified as held for sale and subsequently sold for a gain; and $6.2 million related to three properties held for sale; and December 31, 2012 included $11.1 million related to 12 properties sold and $3.8 million related to one properties held for sale.

(5)	Gain on sales of real estate properties for the years ended December 31, 2014, 2013 and 2012 included gains on the sale of three, 12 and seven properties, respectively.
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
The Company recorded impairment charges on properties sold or classified as held for sale, which are included in discontinued operations, for the years ended December 31, 2014, 2013 and 2012 totaling $12.0 million, $9.9 million and $14.9 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respectively. Both level 1 and level 3 fair value techniques were used to derive these impairment charges. These impairment charges are discussed in more detail in Note 4.
8. Other Assets
Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, deferred financing costs and receivables. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2014 and 2013 are detailed in the table below:

	December 31,
(Dollars in millions)	2014	2013
Prepaid assets	$61.4	$55.3
Straight-line rent receivables	52.6	42.2
Above-market intangible assets, net	17.3	14.4
Additional long-lived assets, net	14.4	15.9
Ground lease modification, net	11.7	—
Deferred financing costs, net	9.9	11.7
Accounts receivable	8.7	7.0
Allowance for uncollectible accounts	(0.5)	(0.5)
Goodwill	3.5	3.5
Customer relationship intangible assets, net	1.9	2.0
Other	4.4	2.0
	$185.3	$153.5
Ground Lease Modification, net
In May 2014, the Company modified the ground leases and property operating agreements of five on-campus medical office buildings, totaling 424,000 square feet, associated with the sponsoring health system.  The Company paid the health system $12.0 million to modify these agreements and eliminate exercisable purchase options that would have resulted in a purchase price below estimated fair market value. This modification payment will be amortized over the remaining term of the in-place ground leases on a straight-line basis.

9. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, deferred financing costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2014 and 2013 consisted of the following:

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Avg. Remaining Life (Years)	Balance Sheet Classification
(Dollars in millions)	2014	2013	2014	2013
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets
Deferred financing costs	17.6	16.4	7.7	4.7	4.3	Other assets
Above-market lease intangibles	21.1	17.3	3.8	2.9	52.7	Other assets
Customer relationship intangibles	2.6	2.6	0.7	0.6	28.6	Other assets
Below-market lease intangibles	(9.2)	(8.9)	(4.8)	(4.1)	14.3	Other liabilities
At-market lease intangibles	130.7	118.6	86.9	76.2	7.2	Real estate properties
	$166.3	$149.5	$94.3	$80.3	17.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents expected amortization of the Company’s intangible assets and liabilities, in place as of December 31, 2014:

(Dollars in millions)	Future Amortization of Intangibles, net
2015	$12.4
2016	$11.4
2017	$8.3
2018	$6.5
2019	$4.9
10. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	December 31,		Maturity Dates	Contractual Interest Rates	Principal Payments	Interest Payments
(Dollars in thousands)	2014	2013
Unsecured Credit Facility	$85,000	$238,000	4/17	LIBOR + 1.40%	At maturity	Quarterly
Unsecured Term Loan Facility	200,000	—	2/19	LIBOR + 1.45%	At maturity	Quarterly
Senior Notes due 2017, net of discount	299,308	299,008	1/17	6.500%	At maturity	Semi-Annual
Senior Notes due 2021, net of discount	397,864	397,578	1/21	5.750%	At maturity	Semi-Annual
Senior Notes due 2023, net of discount	248,253	248,077	4/23	3.750%	At maturity	Semi-Annual
Mortgage notes payable, net of discounts and including premiums	173,267	165,796	5/15-5/40	5.00%-7.63%	Monthly	Monthly
	$1,403,692	$1,348,459
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2014, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Unsecured Credit Facility due 2017
On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility ("Unsecured Credit Facility") with a syndicate of 17 lenders. On February 15, 2013, the Company amended the facility to extend the original maturity date to April 14, 2017. The amendment also provides the Company with two six-month extension options that could extend the maturity date to April 14, 2018. Each option is subject to an extension fee of 0.075% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.95% to 1.75% (1.4% as of December 31, 2014). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.15% to 0.35% (0.30% as of December 31, 2014). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $2.7 million, which will be amortized over the term of the facility. The Company wrote-off certain unamortized deferred financing costs of the original facility of approximately $0.3 million upon execution of the amendment. As of December 31, 2014, the Company had $85.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.6% and a remaining borrowing capacity of approximately $615.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unsecured Term Loan Facility due 2019
In February 2014, the Company entered into a $200.0 million unsecured term loan facility ("Unsecured Term Loan due 2019") with a syndicate of nine lenders that matures on February 26, 2019. The Unsecured Term Loan due 2019 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 1.00% to 1.95% (1.45% as of December 31, 2014) based upon the Company's unsecured debt ratings. Payments under the Unsecured Term Loan due 2019 are interest only, with the full amount of the principal due at maturity. The Unsecured Term Loan due 2019 may be prepaid at any time, without penalty. The proceeds from the Unsecured Term Loan due 2019 were used by the Company to repay borrowings on its Unsecured Credit Facility. The Unsecured Term Loan due 2019 has various financial covenant provisions that are required to be met on a quarterly and annual basis that are equivalent to those of the Unsecured Credit Facility. As of December 31, 2014, the Company had $200.0 million outstanding under the Unsecured Term Loan due 2019 with a weighted average interest rate of approximately 1.6%.
Senior Notes due 2017
On December 4, 2009, the Company publicly issued $300.0 million of unsecured senior notes due 2017 (the "Senior Notes due 2017"). The Senior Notes due 2017 bear interest at 6.50%, payable semi-annually on January 17 and July 17, and are due on January 17, 2017, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.0 million, which yielded a 6.618% interest rate per annum upon issuance. For each of the years ended December 31, 2014, 2013 and 2012, the Company amortized approximately $0.3 million of the discount which is included in interest expense on the Company’s Consolidated Statements of Operations.

The Company's board of directors has authorized the repurchase of up to $50 million of the Company's Senior Notes due 2017 in open market transactions from time to time. The Company currently has no specific timeframe within which to purchase these notes and has no obligation to repurchase any notes prior to maturity.

The following table reconciles the balance of the Senior Notes due 2017 on the Company’s Consolidated Balance Sheets as of December 31, 2014 and 2013.

	December 31,
(Dollars in thousands)	2014	2013
Senior Notes due 2017 face value	$300,000	$300,000
Unaccreted discount	(692)	(992)
Senior Notes due 2017 carrying amount	$299,308	$299,008
Senior Notes due 2021
On December 13, 2010, the Company publicly issued $400.0 million of unsecured senior notes due 2021 (the "Senior Notes due 2021"). The Senior Notes due 2021 bear interest at 5.75%, payable semi-annually on January 15 and July 15, and are due on January 15, 2021, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $3.2 million, which yielded a 5.855% interest rate per annum upon issuance. For each of the years ended December 31, 2014, 2013 and 2012, the Company amortized approximately $0.3 million of the discount which is included in interest expense on the Company’s Consolidated Statement of Operations. The following table reconciles the balance of the Senior Notes due 2021 on the Company’s Consolidated Balance Sheets as of December 31, 2014 and 2013.

	December 31,
(Dollars in thousands)	2014	2013
Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(2,136)	(2,422)
Senior Notes due 2021 carrying amount	$397,864	$397,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes due 2023
On March 26, 2013, the Company publicly issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023"). The Senior Notes due 2023 bear interest at 3.75%, payable semi-annually on April 15 and October 15, beginning October 15, 2013, and are due on April 15, 2023, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.1 million, which yielded a 3.849% interest rate per annum upon issuance. For the years ended December 31, 2014 and 2013, the Company amortized approximately $0.2 million and $0.1 million, respectively, of the discount which is included in interest expense on the Company’s Consolidated Statement of Operations. The following table reconciles the balance of the Senior Notes due 2023 on the Company’s Consolidated Balance Sheets as of December 31, 2014.

	December 31,
(Dollars in thousands)	2014	2013
Senior Notes due 2023 face value	$250,000	$250,000
Unaccreted discount	(1,747)	(1,923)
Senior Notes due 2023 carrying amount	$248,253	$248,077
Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2014 and 2013. For the years ended December 31, 2014, 2013 and 2012, the Company amortized approximately $1.1 million, $1.2 million and $1.0 million of the discount and $1.0 million, $0.7 million, and $0.7 million of the premium, respectively, on the mortgage notes payable which is included in interest expense on the Company’s Consolidated Statement of Operations.

	December 31,
(Dollars in thousands)	2014	2013
Mortgage notes payable principal balance	$172,530	$166,684
Unamortized premium	3,205	2,708
Unaccreted discount	(2,468)	(3,596)
Mortgage notes payable carrying amount	$173,267	$165,796

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the Company’s mortgage notes payable, with related collateral.

	Original Balance	Effective Interest Rate (21)	Maturity Date	Collateral (22)	Principal and Interest Payments (20)	Investment in Collateral at December 31,	Balance at December 31,
(Dollars in millions)						2014	2014	2013
Life Insurance Co.	$4.7	7.77%	1/17	MOB	Monthly/20-yr amort.	$12.1	$0.9	$1.2
Commercial Bank	1.8	5.55%	10/30	OTH	Monthly/27-yr amort.	7.9	1.5	1.5
Life Insurance Co.	15.1	5.49%	1/16	MOB	Monthly/10-yr amort.	36.1	11.9	12.3
Commercial Bank (1)	17.4	6.48%	5/15	MOB	Monthly/10-yr amort.	20.2	14.8	14.7
Commercial Bank (2)	12.0	6.11%	7/15	2 MOBs	Monthly/10-yr amort.	19.4	10.1	10.0
Commercial Bank (3)	15.2	7.65%	7/20	MOB	(19)	20.2	12.7	12.7
Commercial Bank (4)	12.9	6.43%	2/21	MOB	Monthly/12-yr amort.	20.7	11.0	11.1
Life Insurance Co.	7.0	5.53%	1/18	MOB	Monthly/15-yr amort.	14.9	1.9	2.5
Investment Co.	4.6	5.25%	9/15	MOB	Monthly/10-yr amort.	6.5	4.1	4.2
Life Insurance Co. (5)	13.9	4.70%	1/16	MOB	Monthly/25-yr amort.	26.7	11.0	11.5
Life Insurance Co. (6)	21.5	4.70%	8/15	MOB	Monthly/25-yr amort.	41.5	16.6	17.4
Insurance Co. (7)	7.3	5.10%	12/18	MOB	Monthly/25-yr amort.	13.7	6.8	7.0
Commercial Bank (8)	8.1	4.54%	8/16	MOB	Monthly/10-yr amort.	15.7	7.5	7.6
Life Insurance Co. (9)	5.3	4.06%	11/14	MOB	Monthly/25-yr amort.	—	—	4.3
Life Insurance Co. (10)	3.1	4.06%	11/14	MOB	Monthly/25-yr amort.	—	—	2.5
Life Insurance Co. (11)	7.9	4.00%	8/20	MOB	Monthly/15-yr amort.	20.7	4.0	4.6
Commercial Bank (12)	15.0	5.25%	4/27	MOB	Monthly/20-yr amort	33.4	11.9	12.5
Commercial Bank (13)	18.3	5.00%	12/16	MOB	Monthly/30-yr amort	33.6	16.5	17.0
Commercial Bank (14)	13.1	5.00%	4/16	MOB	Monthly/25-yr amort	20.1	10.7	11.2
Life Insurance Co. (15)	7.3	4.86%	8/20	MOB	Monthly/27-yr amort	17.8	7.1	—
Municipal Government (16) (17)	11.9	4.79%	(18)	MOB	Semi-Annual (18)	20.9	12.3	—
						$402.1	$173.3	$165.8
______

(1)	The unaccreted portion of a $2.7 million discount recorded on this note upon acquisition is included in the balance above.

(2)	The unaccreted portion of a $2.1 million discount recorded on this note upon acquisition is included in the balance above.

(3)	The unaccreted portion of a $2.4 million discount recorded on this note upon acquisition is included in the balance above.

(4)	The unaccreted portion of a $1.0 million discount recorded on this note upon acquisition is included in the balance above.

(5)	The unamortized portion of a $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(6)	The unamortized portion of a $0.4 million premium recorded on this note upon acquisition is included in the balance above.

(7)	The unamortized portion of the $0.6 million premium recorded on this note upon acquisition is included in the balance above.

(8)	The unamortized portion of the $0.5 million premium recorded on this note upon acquisition is included in the balance above.

(9)	Balance consists of two notes secured by the same building. The company repaid these notes in October 2014.

(10)	The company repaid this mortgage note in October 2014.

(11)	The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(12)	The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.

(13)	The unamortized portion of the $0.5 million premium recorded on this note upon acquisition is included in the balance above.

(14)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(15)	The unamortized portion of the $0.4 million premium recorded on this note upon acquisition is included in the balance above.

(16)	Balance consists of four notes secured by the same building.

(17)	The unamortized portion of the $1.0 million premium recorded on the four notes upon acquisition is included in the balance above.

(18)
These four mortgage notes payable are series municipal bonds that have maturity dates ranging from from May 2017 to May 2040. The note payable with the earliest maturity date will require principal and interest payments while the remaining notes payable will require interest only payments. One of the notes payable matures in May 2017 and the remaining three have future maturity dates but allow repayment in May 2020 without penalty. The Company intends on repaying all three notes payable at that time.

(19)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity.

(20)	Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).

(21)	The contractual interest rates for the 22 outstanding mortgage notes ranged from 5.0% to 7.6% as of December 31, 2014.

(22)	MOB-Medical office building; OTH-Other.

Subsequent Mortgage Note Payable Repayment
In February 2015, the Company repaid in full a secured loan from Wells Fargo Commercial Mortgage bearing an interest rate of 5.45% consisting of outstanding principal of $15.0 million and accrued interest as of the redemption date of $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2014 were as follows:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Notes and Bonds Payable	%
2015	$50,826	$(624)	$50,202	3.6%
2016	58,698	(473)	58,225	4.1%
2017	388,181	(473)	387,708	27.6%
2018	8,420	(496)	7,924	0.6%
2019	202,633	(636)	201,997	14.4%
2020 and thereafter	698,772	(1,136)	697,636	49.7%
	$1,407,530	$(3,838)	$1,403,692	100.0%
______

(1)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2017, Senior Notes due 2021, Senior Notes due 2023, and 17 mortgage notes payable.
11. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2014 as follows:

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	95,924,339	87,514,336	77,843,883
Issuance of common stock	3,073,445	8,293,369	9,275,895
Non-vested stock-based awards, net of withheld shares and forfeitures	(169,686)	116,634	394,558
Balance, end of year	98,828,098	95,924,339	87,514,336

Restricted Stock Vesting
The Company's Chairman and Chief Executive Officer, David R. Emery, has received multiple grants of restricted stock in prior years, 838,886 of which vested by their terms on December 31, 2014. Mr. Emery surrendered 351,913 of these shares upon vesting to satisfy the Company's minimum income tax withholding requirement. Together with his other holdings, Mr. Emery will continue to retain approximately 784,669 shares of the Company's common stock, 87,779 of which will continue to be restricted and subject to future vesting requirements.
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

		Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2014	2,099,380	3,009,761	$24.35 - $27.53	$75.7
2013	5,207,871	5,207,871	$24.19 - $30.49	$140.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2014, there were 2,381,639 authorized shares remaining available to be sold under the Company's existing sales agreements. In January 2015, the Company sold 531,153 shares of common stock, generating $14.9 million in net proceeds.
Dividends Declared
During 2014, the Company declared and paid common stock dividends aggregating $1.20 per share ($0.30 per share per quarter).
On February 3, 2015, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on February 27, 2015 to stockholders of record on February 17, 2015.
Authorization to Repurchase Common Stock
The Company’s Board of Directors has authorized management to repurchase up to 3,000,000 shares of the Company’s common stock. As of December 31, 2014, the Company had not repurchased any shares under this authorization. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.
Noncontrolling Interest Transfers
The following schedule discloses the effects of changes in the Company's ownership interest in its less-than-wholly-owned subsidiary on the Company's stockholders' equity:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Net income attributable to common stockholders	$31,887	$6,946	$5,465
Transfers to noncontrolling interest:
Net decrease in the Company's additional paid-in capital for purchase of subsidiary partnership interest	(6,577)	—	—
Net transfers to the noncontrolling interest	(6,577)	—	—
Change to the Company's total stockholders' equity from net income attributable to common stockholders and transfers to noncontrolling interest	$25,310	$6,946	$5,465
Accumulated Other Comprehensive Income (Loss)
During the year ended December 31, 2014, the Company recorded an increase to future benefit obligations related to its pension plan of $2.6 million, resulting in an increase to Other liabilities and an offsetting increase to Accumulated other comprehensive income (loss) which is included in Stockholders' equity on the Consolidated Balance Sheets. During the year ended December 31, 2013, the Company had recorded a reduction to future benefit obligations related to its pension plan of $2.1 million, resulting in a decrease to Other liabilities and an offsetting decrease to Accumulated other comprehensive income (loss) which is included in Stockholders' equity on the Consolidated Balance Sheets.

The following table represents the amounts reclassified out of Accumulated other comprehensive income (loss) related to the Company's pension plan during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Beginning balance	$51	$(2,092)
Other comprehensive income (loss) before reclassifications	(1,850)	1,952
Amounts reclassified from accumulated other comprehensive income (loss)	(720)	191
Net current-period other comprehensive income (loss)	(2,570)	2,143
Ending balance	$(2,519)	$51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the details regarding the reclassifications from Accumulated other comprehensive income (loss) related to the Company's pension plan during the years ended December 31, 2014:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
(Dollars in thousands)
Prior service costs	$(1,189)	General and administrative expenses
Actuarial loss	469	General and administrative expenses
	$(720)
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
As of December 31, 2014, only the Company’s chief executive officer was eligible to retire under the plan. Upon retirement, the chief executive officer will be paid annual installments of approximately $0.9 million, increasing annually based on CPI.
Net periodic benefit cost for the Executive Retirement Plan for the three years in the period ended December 31, 2014 is comprised of the following:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Service cost	$88	$86	$77
Interest cost	687	597	725
Amortization of prior service cost	(1,189)	(1,189)	(723)
Amortization of net gain	469	1,380	990
	55	874	1,069
Net (gain) loss recognized in Accumulated other comprehensive income (loss)	2,570	(2,143)	(1,240)
Total recognized in net periodic benefit gain and Accumulated other comprehensive income (loss)	$2,625	$(1,269)	$(171)
The Company estimates that approximately $0.4 million of the amounts included in Accumulated other comprehensive income (loss) will be amortized to expense in 2015.
The Executive Retirement Plan is unfunded, and benefits will be paid from earnings of the Company. The following table sets forth the benefit obligations as of December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Benefit obligation at beginning of year	$13,890	$15,201
Service cost	88	86
Interest cost	687	597
Benefits paid	(42)	(42)
Actuarial (gain) loss, net	1,850	(1,952)
Benefit obligation at end of year	$16,473	$13,890
Amounts recognized in the Consolidated Balance Sheets are as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Net liabilities included in other liabilities	$(13,954)	$(13,941)
Amounts recognized in accumulated other comprehensive income (loss)	(2,519)	51
The Company's assumed discount rates and compensation increases, which are used to measure the year-end benefit obligations and earnings for the subsequent year related to the Executive Retirement Plan are detailed in the following table for the three years ended December 31, 2014:

	2014	2013	2012
Discount rates	4.08%	4.92%	3.91%
Compensation increases	2.7%	2.7%	2.7%
13. Stock and Other Incentive Plans

Stock Incentive Plan
The Incentive Plan authorizes the Company to issue 2,390,272 shares of common stock to its employees and directors. The Incentive Plan will continue until terminated by the Company’s Board of Directors. As of December 31, 2014, 2013 and 2012, the Company had issued, net of forfeitures, a total of 1,816,580 shares, 1,693,266 shares and 1,576,632 shares, respectively, under the Incentive Plan for compensation-related awards to employees and directors, with a total of 573,692 authorized shares, 697,006 authorized shares and 813,640 authorized shares, respectively, remaining which had not been issued. Non-vested shares issued under the Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares. Compensation expense recognized during the years ended December 31, 2014, 2013 and 2012 from the amortization of the value of shares over the vesting period issued to employees was $3.6 million, $4.3 million and $2.5 million, respectively.

The Incentive Plan also authorizes the Company's Compensation Committee of its Board of Directors to grant restricted stock units or other performance awards to eligible employees. Such awards, if issued, will also be subject to restrictions and other conditions as determined appropriate by the Compensation Committee. Grantees of restricted stock units will not have stockholder voting rights and will not receive dividend payments. The award of performance units does not create any stockholder rights. Upon satisfaction of certain performance targets as determined by the Compensation Committee, payment of the performance units may be made in cash, shares of common stock, or a combination of cash and common stock, at the option of the Compensation Committee. As of December 31, 2014, the Company had not granted any restricted stock units or other performance awards under the Incentive Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

awards are based on the Company's relative total shareholder return performance over one-year and three-year periods, measured against the Company's peer group. The officers may also receive non-vested stock awards by electing to take cash incentive awards in the form of non-vested stock. The following details the awards that have been earned from this program:

•
On December 31, 2014, the Company granted performance-based awards to its five named executive officers and five senior vice presidents with a grant date fair value totaling $3.9 million, which were granted in the form of 140,930 non-vested shares, with a three-year vesting period, which will result in annual compensation expense of $1.3 million for the years ended 2015, 2016 and 2017, respectively.

•
On December 31, 2013, the Company granted performance-based awards to its five named executive officers and six senior vice presidents with a grant date fair value totaling $1.0 million, which were granted in the form of 47,709 non-vested shares, with a three-year vesting period, which will result in annual compensation expense of $0.3 million for the years ended 2014, 2015 and 2016, respectively.

•
On December 31, 2012, the Company granted performance-based awards to its five named executive officers with a grant date fair value totaling $2.7 million, which were granted in the form of 112,132 non-vested shares, with a three-year vesting period, which will result in annual compensation expense of $0.9 million for the years ended 2013, 2014 and 2015, respectively.

Long-Term Incentive Program
In the first quarter of 2014 and fourth quarter of 2012, the Company granted a performance-based award under the Long-term Incentive Program adopted under the Incentive Plan (the "LTIP") totaling approximately $0.6 million and $3.6 million, respectively, which was granted in the form of 27,094 non-vested shares and 154,696 non-vested shares, respectively. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately six years. No performance-based awards were released under the Incentive Plan during 2013. Beginning in 2012, the Company's executive officers were no longer eligible to participate in the LTIP and beginning in 2013, five senior vice presidents were also no longer eligible to participate.

In the first quarter of 2014, the Company granted a special release of 2,968 non-vested shares to three of its officers in lieu of a cash compensation increase. The shares have a vesting period of eight years.

Salary Deferral Plan
The Company's salary deferral plan allows officers to elect to defer up to 50% of their base salary in the form of non-vested shares subject to long-term vesting issued under the Incentive Plan. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2014, 2013 and 2012, the Company issued 71,460, shares 66,787 shares and 89,421 shares, respectively, to its officers through the salary deferral plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-employee Directors Incentive Plan
The Company issues non-vested shares to its non-employee directors under the Incentive Plan. The directors’ shares issued generally have a three-year vesting period and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2014, 2013 and 2012, the Company issued 26,677 shares, 20,256 shares, and 27,864 shares, respectively, to its non-employee directors through the Incentive Plan. For 2014, 2013 and 2012, compensation expense resulting from the amortization of non-vested share grants to directors was approximately $0.5 million, $0.6 million, and $0.6 million, respectively.

A summary of the activity under the Incentive Plan and related information for the three years in the period ended December 31, 2014 follows:

	Year Ended December 31,
	2014	2013	2012
Stock-based awards, beginning of year	1,788,168	1,770,061	1,430,675
Granted	269,129	134,752	397,917
Vested	(931,767)	(116,645)	(58,531)
Forfeited	(67,798)	—	—
Stock-based awards, end of year	1,057,732	1,788,168	1,770,061
Weighted-average grant date fair value of:
Stock-based awards, beginning of year	$23.81	$23.97	$24.42
Stock-based awards granted during the year	$25.27	$23.90	$22.35
Stock-based awards vested during the year	$24.13	$26.35	$23.99
Stock-based awards forfeited during the year	$22.01	$—	$—
Stock-based awards, end of year	$24.01	$23.81	$23.97
Grant date fair value of shares granted during the year	$6,800,122	$3,220,623	$8,894,424
The vesting periods for the non-vested shares granted during 2014 ranged from three to eight years with a weighted-average amortization period remaining as of December 31, 2014 of approximately 3.7 years.
During 2014, 2013 and 2012, the Company withheld 371,017 shares, 18,118 shares and 3,359 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.
401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.4 million during 2014, 2013 and 2012.
Dividend Reinvestment Plan
The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2014, the Company had issued 532,071 shares under the plan of which 12,606 shares were issued in 2014, 16,422 shares were issued in 2013 and 16,732 shares were issued in 2012.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of common stock. As of December 31, 2014, 2013 and 2012, the Company had a total of 88,495 shares, 142,367 shares and 169,099 shares authorized under the Employee Stock Purchase Plan, respectively, which had not been issued or optioned. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. Cash received from employees upon exercising options under the Employee Stock Purchase Plan was approximately $1.2 million for the year ended December 31, 2014, $1.3 million for the year ended December 31, 2013, and $1.0 million for the year ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2014 is as follows:

	Year Ended December 31,
	2014	2013	2012
Options outstanding, beginning of year	391,108	433,452	425,196
Granted	275,655	246,717	327,936
Exercised	(51,078)	(69,076)	(59,163)
Forfeited	(63,908)	(49,434)	(78,202)
Expired	(157,875)	(170,551)	(182,315)
Options outstanding and exercisable, end of year	393,902	391,108	433,452
Weighted-average exercise price of:
Options outstanding, beginning of year	$17.05	$16.78	$15.80
Options granted during the year	$18.11	$20.41	$15.80
Options exercised during the year	$17.76	$17.09	$16.18
Options forfeited during the year	$18.58	$17.98	$16.74
Options expired during the year	$15.80	$17.99	$18.24
Options outstanding, end of year	$19.17	$17.05	$16.78
Weighted-average fair value of options granted during the year (calculated as of the grant date)	$4.35	$5.08	$4.13
Intrinsic value of options exercised during the year	$436,547	$375,335	$439,645
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$3,209,456	$1,665,331	$3,132,506
Exercise prices of options outstanding (calculated as of December 31)	$19.17	$17.05	$16.78
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8
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

	2014	2013	2012
Risk-free interest rates	0.38%	0.25%	0.25%
Expected dividend yields	4.94%	5.17%	6.17%
Expected life (in years)	1.39	1.35	1.46
Expected volatility	23.0%	25.6%	30.3%
Expected forfeiture rates	75%	85%	70%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the three years in the period ended December 31, 2014.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Weighted Average Common Shares
Weighted average Common Shares outstanding	97,093,960	92,725,112	80,360,422
Non-vested shares	(1,814,734)	(1,784,485)	(1,515,582)
Weighted average Common Shares - Basic	95,279,226	90,940,627	78,844,840
Weighted average Common Shares - Basic	95,279,226	90,940,627	78,844,840
Dilutive effect of non-vested shares	1,364,236	—	—
Dilutive effect of employee stock purchase plan	115,948	—	—
Weighted average Common Shares - Diluted	96,759,410	90,940,627	78,844,840
Net Income (loss)
Income (loss) from continuing operations	$33,979	$(13,092)	$(892)
Noncontrolling interests’ share in earnings	(313)	(37)	(70)
Income (loss) from continuing operations attributable to common stockholders	33,666	(13,129)	(962)
Discontinued operations	(1,779)	20,075	6,427
Net income attributable to common stockholders	$31,887	$6,946	$5,465
Basic Earnings (loss) Per Common Share
Income (loss) from continuing operations	$0.35	$(0.14)	$(0.01)
Discontinued operations	(0.02)	0.22	0.08
Net income attributable to common stockholders	$0.33	0.08	0.07
Diluted Earnings (loss) Per Common Share
Income (loss) from continuing operations	$0.35	$(0.14)	$(0.01)
Discontinued operations	(0.02)	0.22	0.08
Net income attributable to common stockholders	$0.33	$0.08	$0.07
For the years ended December 31, 2013 and 2012, non-vested shares totaling 1,288,166 and 1,144,465, respectively, and options under the Employee Stock Purchase Plan to purchase shares totaling 157,733 and 138,578, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings (loss) per common share because the effect was anti-dilutive due to the loss from continuing operations during those periods.
15. Commitments and Contingencies
Tenant Improvements
As of December 31, 2014, the Company had remaining funding commitments of tenant improvement allowances related to first generation tenant improvements ranging between $11.9 million and $15.6 million on properties that were developed by the Company.

The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2014, the Company had commitments of approximately $13.4 million that is expected to be spent on tenant improvements related second generation space throughout the portfolio.
Operating Leases
As of December 31, 2014, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 45 real estate investments with expiration dates through 2105. The Company’s corporate office lease currently covers approximately 36,653 square feet of rented space and expires on October 31, 2020. Annual base rent on the corporate office lease increases approximately 3.25% annually. The Company’s ground leases generally increase annually based on increases in the consumer price index. Rental expense relating to the operating leases for the years ended December 31, 2014, 2013 and 2012 was $4.9 million, $4.4 million and $4.3 million, respectively. The Company prepaid certain of its ground leases which represented approximately $0.5 million, of the Company’s rental expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for the years ended December 31, 2014, 2013, and 2012. The Company’s future minimum lease payments for its operating leases, excluding leases that the Company has prepaid and leases in which an operator pays or fully reimburses the Company, as of December 31, 2014 were as follows (in thousands):

2015	$5,001
2016	5,070
2017	5,129
2018	5,154
2019	5,250
2020 and thereafter	286,699
$312,303
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
On a tax-basis, the Company’s gross real estate assets totaled approximately $3.3 billion, $3.1 billion, and $2.8 billion, respectively, for the three years ended December 31, 2014.
The following table reconciles the Company’s consolidated net income attributable to common stockholders to taxable income for the three years ended December 31, 2014:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Net income attributable to common stockholders	$31,887	$6,946	$5,465
Reconciling items to taxable income:
Depreciation and amortization	28,332	26,240	28,526
Gain or loss on disposition of depreciable assets	(4,940)	(3,656)	922
Impairments	—	6,222	3,807
Straight-line rent	(12,203)	(6,493)	(6,075)
Receivable allowances	2,074	(716)	(74)
Stock-based compensation	2,020	5,817	5,400
Other	1,213	(1,866)	8,917
	16,496	25,548	41,423
Taxable income (1)	$48,383	$32,494	$46,888
Dividends paid	$116,371	$111,571	$96,356

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

______
 (1) Before REIT dividend paid deduction.
Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2014.
For the three years ended December 31, 2014, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2014		2013		2012
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.50	42.0%	$0.27	22.2%	$0.63	52.3%
Return of capital	0.70	58.0%	0.80	66.3%	0.56	47.1%
Unrecaptured section 1250 gain	—	—%	0.13	11.5%	0.01	0.6%
Common stock distributions	$1.20	100.0%	$1.20	100.0%	$1.20	100.0%
State Income Taxes
The Company must pay certain state income taxes, which are included in general and administrative expense on the Company’s Consolidated Statements of Operations.
The State of Texas gross margins tax on gross receipts from operations is disclosed in the table below as an income tax because it is considered such by the Securities and Exchange Commission.
State income tax expense and state income tax payments for the three years ended December 31, 2014 are detailed in the table below:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
State income tax expense:
Texas gross margins tax (1)	$694	$649	$843
Other	58	23	3
Total state income tax expense	$752	$672	$846
State income tax payments, net of refunds and collections	$593	$768	$627
______

(1)
In the table above, income tax expense for 2014 and 2012 includes approximately $0.1 million that was recorded to the gain on sale of real estate properties sold, which is included in discontinued operations rather than general and administrative expenses on the Company’s Consolidated Statements of Operations.

17. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value as of December 31, 2014 and 2013 due to their short-term nature. The fair value of notes and bonds payable is estimated using cash flow analyses as of December 31, 2014 and 2013, based on the Company’s current interest rates for similar types of borrowing arrangements. The fair value of the mortgage notes and notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company or notes receivable entered into by the Company recently.

The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,403.7	$1,438.8	$1,348.5	$1,380.6
Mortgage notes receivable (2)	$1.9	$1.9	$125.5	$124.5
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Selected Quarterly Financial Data (unaudited)
Quarterly financial information for the year ended December 31, 2014 is summarized below. The results of operations have been restated, as applicable, to show the effect of reclassifying properties sold or to be sold as discontinued operations.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31 (1)	June 30 (2)	September 30 (3)	December 31 (4)
2014
Revenues from continuing operations	$90,571	$91,671	$93,612	$95,001
Income from continuing operations	7,477	9,005	8,437	9,060
Discontinued operations	(3,514)	(2,994)	(4,284)	9,013
Net income	3,963	6,011	4,153	18,073
Less: (Income) from noncontrolling interests	(111)	(40)	(162)	—
Net income attributable to common stockholders	$3,852	$5,971	$3,991	$18,073
Net income attributable to common stockholders per share:
Basic earnings per common share	$0.04	$0.06	$0.04	$0.19
Diluted earnings per common share	$0.04	$0.06	$0.04	$0.18
______
(1) The decreases in net income and amounts per share for the first quarter of 2014 are primarily attributable to impairment charges of $3.4 million.
(2) The increases in net income and amounts per share for the second quarter of 2014 are primarily attributable to a $1.9 million cash reimbursement received by the Company for certain operating expenses paid by the Company for years 2006 through 2013.
(3) The decreases in net income and amounts per share for the third quarter of 2014 are primarily attributable to impairment charges of $4.5 million.
(4) The increases in net income and amounts per share for the fourth quarter of 2014 are primarily attributable to gains on sales of real estate totaling $9.3 million, partially offset by impairment charges of $1.0 million.
Quarterly financial information for the year ended December 31, 2013 is summarized below. The results of operations have been restated, as applicable, to show the effect of reclassifying properties sold or to be sold as discontinued operations.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31 (1)	June 30 (2)	September 30 (3)	December 31 (4)
2013
Revenues from continuing operations	$78,970	$80,552	$82,805	$88,622
Income (loss) from continuing operations	602	(27,861)	4,511	9,656
Discontinued operations	(1,620)	3,623	15,272	2,800
Net income (loss)	(1,018)	(24,238)	19,783	12,456
Less: (Income) loss from noncontrolling interests	19	33	(17)	(72)
Net income (loss) attributable to common stockholders	$(999)	$(24,205)	$19,766	$12,384
Net income attributable to common stockholders per share:
Basic earnings (loss) per common share	$(0.01)	$(0.27)	$0.21	$0.13
Diluted earnings (loss) per common share	$(0.01)	$(0.27)	$0.21	$0.13
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
We have audited Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthcare Realty Trust Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Healthcare Realty Trust Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 17, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Nashville, Tennessee
February 17, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2015 under the caption “Election of Directors,” is incorporated herein by reference.
Executive Officers
The executive officers of the Company are:

Name	Age	Position
David R. Emery	70	Chairman of the Board & Chief Executive Officer
Scott W. Holmes	60	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	48	Executive Vice President & General Counsel
B. Douglas Whitman, II	46	Executive Vice President - Corporate Finance
Todd J. Meredith	40	Executive Vice President - Investments
Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for over 45 years.
Mr. Holmes has served as the Chief Financial Officer since January 2003 and was the Senior Vice President – Financial Reporting from October 1998 until January 2003. Mr. Holmes is a Certified Public Accountant. Prior to joining the Company in October 1998, he was with Ernst & Young LLP for more than 13 years. Mr. Holmes has previously served in a management capacity with two other public companies.
Mr. Bryant became the Company’s General Counsel in November 2003. From April 2002 until November 2003, Mr. Bryant was Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bryant was a shareholder with the law firm of Baker Donelson Bearman & Caldwell in Nashville, Tennessee.
Mr. Whitman joined the Company in 1998 and became the Executive Vice President – Corporate Finance in February 2011 and is responsible for all aspects of the Company’s financing activities, including capital raises, debt compliance, banking relationships and investor relations. Previously, Mr. Whitman led the Company's investment group and later served as the Company’s Chief Operating Officer from March 2007 until February 2011. Prior to joining the Company, Mr. Whitman worked for the University of Michigan Health System and HCA Inc.
Mr. Meredith was appointed Executive Vice President – Investments in February 2011 and is responsible for overseeing the Company’s investment activities, including the acquisition, financing and development of medical office and other primarily outpatient medical facilities. Prior to February 2011, he led the Company’s development activities as a Senior Vice President. Before joining the Company in 2001, Mr. Meredith worked in corporate finance, most recently with Robert W. Baird & Co.
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

Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Securities Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2015 under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2015 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.
Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2015 under the caption “Committee Membership,” is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2015 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2015 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2015 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2015 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Historical Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2014 and December 31, 2013.
•Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.
•Consolidated Statements of Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.
•Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.
•Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules:
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit Number		Description of Exhibits
1.1	—	Controlled Equity Offering Sales Agreement, dated as of March 29, 2013, between the Company and Cantor Fitzgerald & Co. (1)
1.2	—	Equity Distribution Agreement, dated as of March 29, 2013, between the Company and RBC Capital Markets, LLC. (1)
1.3	—	At The Market Equity Offering Sales Agreement, dated as of March 29, 2013, between the Company and Merrill Lynch, Pierce, Fenner and Smith Incorporated. (1)
1.4	—	Sales Agency Financing Agreement, dated March 29, 2013, between the Company and Scotia Capital (USA) Inc. (1)
3.1	—	Second Articles of Amendment and Restatement of the Company. (2)
3.2	—	Amended and Restated Bylaws of the Company. (3)
4.1	—	Specimen stock certificate. (2)
4.2	—	Indenture, dated as of May 15, 2001 by and between the Company and Regions Bank, or trustee (as successor to the trustee named therein). (4)
4.3	—	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank as Trustee. (5)
4.4	—	Form of 6.50% Senior Note due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto). (5)
4.5	—	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank as Trustee. (6)

4.6	—	Form of 5.750% Senior Note due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto). (6)
4.7	—	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee. (7)
4.80	—	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit (4.8) hereto). (7)
10.1	—	1995 Restricted Stock Plan for Non-Employee Directors of the Company. (8)
10.2	—	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company. (9)
10.3	—	Second Amended and Restated Executive Retirement Plan. (10)
10.4	—	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012. (11)
10.5	—	2000 Employee Stock Purchase Plan. (12)
10.6	—	Dividend Reinvestment Plan, as Amended. (13)
10.7	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between David R. Emery and the Company. (14)
10.8	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Scott W. Holmes and the Company. (14)
10.9	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between John M. Bryant and the Company. (14)
10.10	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Todd J. Meredith and the Company. (14)
10.11	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between B. Douglas Whitman, II and the Company. (14)
10.12	—	Healthcare Realty Trust Incorporated Executive Incentive Program. (14)
10.13	—	The Company's Long-Term Incentive Program. (15)
10.14	—	Amendment to Long-Term Incentive Program, dated July 31, 2012. (14)
10.15	—	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010. (16)
10.16	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors. (14)
10.17	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers. (14)
10.18	—	2007 Employees Stock Incentive Plan. (17)
10.19	—	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan. (18)
10.20	—
Credit Agreement, dated as of October 14, 2011, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of America, N.A., as Co-Documentation Agents, and the other Lenders named therein. (19)

10.21	—
Amendment to Credit Agreement, dated as of February 15, 2013, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of American, N.A., as Co-Documentation Agents, and the other Lenders named therein. (20)

10.22	__
Amendment No. 2 to Credit Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (21)

10.23	__	Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (21)
10.24	—	Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors, dated December 11, 2013. (22)
11	—
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

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	—	XBRL Instance Document. (filed herewith)
101.SCH	—	XBRL Taxonomy Extension Schema Document. (filed herewith)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)

(1)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2013 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company's Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2012 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(13)
Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2012 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company's Form 8-K filed December 14, 2007 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2010 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Company’s Form 8-K filed May 21, 2007 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2011 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2012 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Company's Form 8-K filed February 28, 2014 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2013 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.1)

2.	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.2)

3.	Second Amended and Restated Executive Retirement Plan (filed as Exhibit 10.3)

4.	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012 (filed as Exhibit 10.4)

5.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.5)

6.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between David R. Emery and the Company (filed as Exhibit 10.7)

7.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Scott W. Holmes and the Company (filed as Exhibit 10.8)

8.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between John M. Bryant and the Company (filed as Exhibit 10.9)

9.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Todd J. Meredith and the Company (filed as Exhibit 10.10)

10.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between B. Douglas Whitman, II and the Company (filed as Exhibit 10.11)

11.	Healthcare Realty Trust Incorporated Executive Incentive Program (filed as Exhibit 10.12)

12.	The Company's Long-Term Incentive Program (filed as Exhibit 10.13)

13.	Amendment to Long-Term Incentive Program, dated July 31, 2012 (filed as Exhibit 10.14)

14.	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010 (filed as Exhibit 10.15)

15.	Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.22)

16.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.16)

17.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.17)

18.	2007 Employees Stock Incentive Plan (filed as Exhibit 10.18)

19.	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan (filed as Exhibit 10.19)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 17, 2015.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ David R. Emery
David R. Emery
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery	Chairman of the Board and Chief Executive	February 17, 2015
David R. Emery	Officer (Principal Executive Officer)

/s/ Scott W. Holmes	Executive Vice President and Chief Financial	February 17, 2015
Scott W. Holmes	Officer (Principal Financial Officer)

/s/ Amanda L. Callaway	Vice President, Accounting	February 17, 2015
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ Errol L. Biggs, Ph.D.	Director	February 17, 2015
Errol L. Biggs, Ph.D.

/s/ Charles Raymond Fernandez, M.D.	Director	February 17, 2015
Charles Raymond Fernandez, M.D.

/s/ Edwin B. Morris, III	Director	February 17, 2015
Edwin B. Morris, III

/s/ John Knox Singleton	Director	February 17, 2015
John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 17, 2015
Bruce D. Sullivan

/s/ Roger O. West	Director	February 17, 2015
Roger O. West

/s/ Dan S. Wilford	Director	February 17, 2015
Dan S. Wilford

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

		Balance at Beginning of Period	Additions		Uncollectible Accounts Written-off	Balance at End of Period
Description			Charged to Costs and Expenses	Charged to Other Accounts
2014	Accounts and notes receivable allowance	$541	$34	$—	$110	$465
2013	Accounts and notes receivable allowance	$740	$185	$—	$384	$541
2012	Accounts and notes receivable allowance	$583	$240	$—	$83	$740

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2014

(Dollars in thousands)

			Land			Buildings, Improvements, Lease Intangibles and CIP
Property Type	Number of Properties	State	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Personal Property	(2) (3) (5) Total Property	(1) (3) (5) Accumulated Depreciation	(4) Encumbrances	Date Acquired	Date Constructed
Medical office/outpatient	175	AL, AZ, CA, CO, DC, FL, GA, HI, IA, IL, IN, KS, LA, MD, MI, MN, MO, MS, NC, NV, OH, OK, OR, SC, SD, TN, TX, VA, WA	$155,470	$2,725	$158,195	$2,200,146	$356,836	$2,556,982	$3,507	$2,718,684	$589,686	$171,796	1993-2014	1905 -2014
Inpatient	14	AZ, CA, CO, IN, MO, PA, TX	23,236	150	23,386	406,108	14,161	420,269	265	443,920	84,285	—	1994-2013	1983 -2013
Other	11	AL, IA, IN, MI TN, VA	1,828	73	1,901	76,014	7,808	83,822	679	86,402	27,330	1,471	1993-2014	1906 - 2008
Total Real Estate	200		180,534	2,948	183,482	2,682,268	378,805	3,061,073	4,451	3,249,006	701,301	173,267
Land Held for Develop.	—		17,054	—	17,054	—	—	—	—	17,054	115	—
Corporate Property	—		—	—	—	—	—	—	5,476	5,476	3,719	—
Total Properties	200		$197,588	$2,948	$200,536	$2,682,268	$378,805	$3,061,073	$9,927	$3,271,536	$705,135	$173,267

(1)
Includes two assets held for sale as of December 31, 2014 of approximately $13.3 million (gross) and accumulated depreciation of $4.5 million, three asset held for sale as of December 31, 2013 of approximately $17.0 million (gross) and accumulated depreciation of $10.2 million; and one assets held for sale as of December 31, 2012 of $9.6 million (gross) and accumulated depreciation of $6.3 million.

(2)	Total assets as of December 31, 2014 have an estimated aggregate total cost of $3.3 billion for federal income tax purposes.

(3)
Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 39.0 years, lease intangibles over 1.0 to 93.1 years, personal property over 1.9 to 15.8 years, and land improvements over 15.0 to 38.1 years.

(4)	Includes unamortized premium of $3.2 million and unaccreted discount of $2.5 million as of December 31, 2014.

(5)	A reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2014, 2013 and 2012 follows:

	Year Ended December 31, 2014 (1)		Year Ended December 31, 2013 (1)		Year Ended December 31, 2012 (1)
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$3,084,166	$642,320	$2,830,931	$586,920	$2,831,732	$536,682
Additions during the period:
Real Estate acquired	166,290	2,272	314,159	1,046	104,810	1,079
Other improvements	55,340	105,257	58,849	97,255	55,299	94,250
Acquisition through Foreclosure	40,247	1,536	—	—	—	—
Land held for development	—	26	—	26	—	26
Construction in Progress	—	—	—	—	5,608	—
Retirement/dispositions:
Real Estate	(74,507)	(46,276)	(111,656)	(42,927)	(128,325)	(45,117)
Disposal of previously consolidated VIE	—	—	—	—	(38,193)	—
Land held for development	—	—	(8,117)	—	—	—
Ending Balance	$3,271,536	$705,135	$3,084,166	$642,320	$2,830,931	$586,920

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2014

(Dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount (2)	Balloon
Permanent Mortgage Loans:
Medical office building in Nevada (1)	6.50%	9/30/2017	(1)	$1,900	$1,900	$1,650
Total Mortgage Loans					$1,900
______

(1)
Interest only until maturity. The borrower is required to make a $0.3 million principal reduction in 2015. Principal payments may be made during term without penalty with remaining principal balance due at maturity.

(2)	A rollforward of Mortgage loans on real estate for the three years ended December 31, 2014 follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of period	$125,547	$162,191	$97,381
Additions during period:
New or acquired mortgages	1,900	4,241	11,200
Increased funding on existing mortgages	1,244	58,731	78,297
	3,144	62,972	89,497
Deductions during period:
Scheduled principal payments	—	—	(16)
Principal repayments and reductions (3)	(5,605)	(2,413)	(14,812)
Principal reductions due to acquisitions (4) (5)	(81,213)	(97,203)	(9,859)
Foreclosed mortgage note receivable (6)	(39,973)	—	—
	(126,791)	(99,616)	(24,687)
Balance at end of period (7)	$1,900	$125,547	$162,191

(3)	Principal repayments for the years ended December 31, 2014, 2013 and 2012 include unscheduled principal reductions on mortgage notes of $5.6 million, $2.4 million and $14.8 million, respectively.

(4)
In September, 2013, the Company acquired an orthopedic facility in Missouri for $102.6 million, including the elimination of the construction mortgage note receivable totaling $97.2 million. In May 2012, the Company purchased a medical office building in Texas. Concurrent with the acquisition, the Company's construction mortgage note receivable totaling $9.9 million, which secured the building, was repaid.

(5)
In May 2014, the Company acquired a medical office building in Oklahoma for $85.4 million, including the elimination of the construction mortgage note receivable totaling $81.2 million and cash consideration of approximately $4.2 million.

(6)
In March 2014, the Company acquired a medical office building in Iowa in satisfaction of a $40.0 million mortgage note receivable that matured on January 10, 2014. The cash flows from the operations of the property were sufficient to pay the Company interest from the maturity date through the date of the transfer of ownership to the Company at the 7.7% fixed interest rate plus an additional 3% of interest for the default interest rate. The Company did not recognize any of the $1.5 million exit fee receivable that was due upon maturity of the mortgage note receivable.

(7)	Total mortgage loans as of December 31, 2014 had an aggregate total cost of $1.9 million for federal income tax purposes.