Form 10-K/A
HEALTHCARE REALTY TRUST INC
filed 2015-02-18
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K/A
Amendment No. 1
_________________________________
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Original Filing), filed with the U.S. Securities and Exchange Commission on February 17, 2015 (Original Filing Date). The sole purpose of this Amendment No. 1 is to correct the previously filed Consent of BDO USA, LLP (filed as Exhibit 23), which inadvertently omitted reference to an effective Registration Statement on Form S-3 (Registration No. 333-194037) and to correct certain typographical errors in the Description of Exhibits.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Historical Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2014 and December 31, 2013. *
•Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. *
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. *
•Consolidated Statements of Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. *
•Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. *
•Notes to Consolidated Financial Statements. *
(2)Financial Statement Schedules:

Schedule II	—	Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013, and 2012	*
Schedule III	—	Real Estate and Accumulated Depreciation as of December 31, 2014	*
Schedule IV	—	Mortgage Loans on Real Estate as of December 31, 2014	*
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.
* Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 17, 2015, which is being amended hereby.

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
Statement re: computation of per share earnings (contained in Note 14 to the Notes to the Consolidated Financial Statements for the year ended December 31, 2014 in Item 8 to this Annual Report on Form 10-K).

21*	—	Subsidiaries of the Registrant.
23	—	Consent of BDO USA, LLP, independent registered public accounting firm. (filed herewith)

31.1	—
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

32**	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2013 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2007 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company's Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2012 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

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
* Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 17, 2015.
** Previously furnished with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 17, 2015.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.1)

2.	Amendment to 1995 Restricted Stock Plan for Non-Employee Directors of the Company (filed as Exhibit 10.2)

3.	Second Amended and Restated Executive Retirement Plan (filed as Exhibit 10.3)

4.	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012 (filed as Exhibit 10.4)

5.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.5)

6.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between David R. Emery and the Company (filed as Exhibit 10.7)

7.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Scott W. Holmes and the Company (filed as Exhibit 10.8)

8.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between John M. Bryant and the Company (filed as Exhibit 10.9)

9.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Todd J. Meredith and the Company (filed as Exhibit 10.10)

10.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between B. Douglas Whitman, II and the Company (filed as Exhibit 10.11)

11.	Healthcare Realty Trust Incorporated Executive Incentive Program (filed as Exhibit 10.12)

12.	The Company's Long-Term Incentive Program (filed as Exhibit 10.13)

13.	Amendment to Long-Term Incentive Program, dated July 31, 2012 (filed as Exhibit 10.14)

14.	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010 (filed as Exhibit 10.15)

15.	Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.24)

16.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.16)

17.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.17)

18.	2007 Employees Stock Incentive Plan (filed as Exhibit 10.18)

19.	Amendment, dated December 21, 2007, to 2007 Employees Stock Incentive Plan (filed as Exhibit 10.19)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duty authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ Scott W. Holmes
Scott W. Holmes
Executive Vice President and Chief Financial Officer
Date:	February 18, 2015		(Principal Financial Officer)