Form 10-Q
period 2015-03-31
HEALTHCARE REALTY TRUST INC
filed 2015-05-06
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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

As of May 1, 2015, the Registrant had 100,391,509 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Real estate properties:
Land	$187,951	$183,060
Buildings, improvements and lease intangibles	3,077,828	3,048,251
Personal property	10,014	9,914
Land held for development	21,376	17,054
	3,297,169	3,258,279
Less accumulated depreciation	(723,393)	(700,671)
Total real estate properties, net	2,573,776	2,557,608
Cash and cash equivalents	10,417	3,519
Mortgage notes receivable	1,900	1,900
Assets held for sale and discontinued operations, net	14,164	9,146
Other assets, net	188,198	185,337
Total assets	$2,788,455	$2,757,510
LIABILITIES AND EQUITY
Liabilities:
Notes and bonds payable	$1,444,555	$1,403,692
Accounts payable and accrued liabilities	50,144	70,240
Liabilities of discontinued operations	102	372
Other liabilities	64,469	62,152
Total liabilities	1,559,270	1,536,456
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 100,087 and 98,828 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,001	988
Additional paid-in capital	2,423,121	2,389,830
Accumulated other comprehensive loss	(3,242)	(2,519)
Cumulative net income attributable to common stockholders	845,631	840,249
Cumulative dividends	(2,037,326)	(2,007,494)
Total stockholders’ equity	1,229,185	1,221,054
Total liabilities and equity	$2,788,455	$2,757,510

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Rental income	$95,034	$86,502
Mortgage interest	31	2,621
Other operating	1,391	1,448
	96,456	90,571
EXPENSES
Property operating	34,263	32,831
General and administrative	6,738	5,972
Depreciation	26,387	23,667
Amortization	2,667	2,759
Bad debts, net of recoveries	(207)	47
	69,848	65,276
OTHER INCOME (EXPENSE)
Interest expense	(18,322)	(17,918)
Impairment	(3,328)	—
Interest and other income, net	91	100
	(21,559)	(17,818)
INCOME FROM CONTINUING OPERATIONS	5,049	7,477
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	333	(89)
Impairments	—	(3,425)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	333	(3,514)
NET INCOME	5,382	3,963
Less: Net income attributable to noncontrolling interests	—	(111)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,382	$3,852
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.05	$0.08
Discontinued operations	0.00	(0.04)
Net income attributable to common stockholders	$0.05	$0.04
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.05	$0.08
Discontinued operations	0.00	(0.04)
Net income attributable to common stockholders	$0.05	$0.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	98,360	94,152
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	99,137	95,585
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
NET INCOME	$5,382	$3,963
Other comprehensive income (loss):
Income from noncontrolling interests	—	(111)
Unrecognized loss on cash flow hedges	(723)	—
Total other comprehensive loss	$(723)	$(111)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,659	$3,852

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$5,382	$3,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,214	28,049
Stock-based compensation	1,617	1,516
Straight-line rent receivable	(2,858)	(2,303)
Straight-line rent liability	195	108
Impairments	3,328	3,425
Provision for bad debts, net	(208)	47
Changes in operating assets and liabilities:
Other assets	(2,914)	(3,087)
Accounts payable and accrued liabilities	(18,989)	(21,577)
Other liabilities	1,337	(1,848)
Net cash provided by operating activities	17,104	8,293
INVESTING ACTIVITIES
Acquisitions of real estate	(37,139)	—
Development of real estate	(4,320)	—
Acquisition of additional long-lived assets	(11,161)	(15,882)
Funding of mortgages and notes receivable	—	(798)
Proceeds from acquisition of real estate upon mortgage note receivable default	—	204
Proceeds from mortgages and notes receivable repayments	5	4
Net cash used in investing activities	(52,615)	(16,472)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	57,000	(159,000)
Borrowings on term loan	—	200,000
Repayments on notes and bonds payable	(16,468)	(1,462)
Dividends paid	(29,832)	(28,802)
Net proceeds from issuance of common stock	31,910	374
Common stock redemptions	(201)	(227)
Distributions to noncontrolling interest holders	—	(32)
Debt issuance and assumption costs	—	(1,174)
Net cash provided by financing activities	42,409	9,677
Increase in cash and cash equivalents	6,898	1,498
Cash and cash equivalents, beginning of period	3,519	8,671
Cash and cash equivalents, end of period	$10,417	$10,169

Supplemental Cash Flow Information:
Interest paid	$25,313	$25,153
Invoices accrued for construction, tenant improvement and other capitalized costs	$4,247	$6,988
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $3.3 billion in 199 real estate properties and mortgages as of March 31, 2015. The Company’s 198 owned real estate properties are located in 30 states and total approximately 14.3 million square feet. The Company provided property management services to approximately 9.5 million square feet nationwide.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014. All material intercompany transactions and balances have been eliminated in consolidation.

This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2015 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Condensed Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward exchange contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. See Note 4 for additional information.

Notes to Condensed Consolidated Financial Statements - Continued

New Accounting Pronouncements
Accounting Standards Update No. 2015-03
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard requires debt issuance costs to be reported in the balance sheet as a direct reduction from the face amount of the note in which it is directly related.

This standard is effective for the Company beginning on January 1, 2016 with early adoption permitted, on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, the Company is required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position or cash flows.

Accounting Standards Update No. 2014-08
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This standard changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations, and certain other disposals that do not meet the definition of a discontinued operation. The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.

This standard is effective for the Company on a prospective basis for annual periods beginning on January 1, 2015 and interim periods within that year. Early adoption was permitted but only for disposals (or classifications as held for sale) that had not been reported in financial statements previously issued. The Company adopted this standard on the effective date of January 1, 2015 and does not expect it to have a material impact on the Company's consolidated financial position or cash flows, but it could have a material impact on the presentation of the Consolidated Statement of Operations.
Accounting Standards Update No. 2014-09
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard that supersedes most existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards.

This new standard is effective for the Company for annual and interim periods beginning on January 1, 2017 with early adoption prohibited. However, the FASB issued an exposure draft on April 29, 2015 that would defer the effective date one year. The Company has not yet determined the effects on the Consolidated Financial Statements and related notes resulting from the adoption of this new standard.

Reclassifications
Certain amounts in the Company’s Condensed Consolidated Balance Sheets have been reclassified for the current period presentation of assets held for sale and related liabilities.

Note 2. Real Estate Investments
2015 Acquisition
In January 2015, the Company acquired a 110,679 square foot medical office building in California for a purchase price and cash consideration of $39.3 million. The property is located adjacent to two hospital campuses, Kaiser Permanente, a 106-bed hospital, and Washington Hospital Healthcare System, a 353-bed hospital. Upon acquisition, this property was 97% leased, with leases to the two hospitals comprising 59% of the rentable square footage.

Notes to Condensed Consolidated Financial Statements - Continued

Assets Held for Sale
During the first quarter of 2015, the Company reclassified one off-campus medical office building to held for sale in connection with management's decision to sell the property. The Company expects that the property will be sold during 2015. The Company recorded an impairment charge of $3.3 million to record the property at estimated fair value less costs to sell, which was based on a purchase and sale agreement, a level 3 input, that was subsequently terminated. At March 31, 2015 and December 31, 2014, the Company had three and two properties classified as held for sale, respectively.

The table below reflects the assets and liabilities of the properties classified as held for sale as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Balance Sheet data:
Land	$2,524	$422
Buildings, improvements and lease intangibles	21,513	12,822
Personal property	21	13
	24,058	13,257
Accumulated depreciation	(10,322)	(4,464)
Assets held for sale, net	13,736	8,793
Other assets, net (including receivables)	428	353
Assets of discontinued operations, net	428	353
Assets held for sale and discontinued operations, net	$14,164	$9,146

Accounts payable and accrued liabilities	$93	$86
Other liabilities	9	286
Liabilities of discontinued operations	$102	$372

Notes to Condensed Consolidated Financial Statements - Continued

Discontinued Operations
The Company adopted Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” during the first quarter of 2015. As of December 31, 2014, the Company had two properties classified as held for sale and recorded in discontinued operations. These two properties will remain classified as discontinued operations until the properties are sold. During the three months ended March 31, 2015, the Company reclassified a property to held for sale upon management's decision to sell the property that did not meet the amended criteria as a discontinued operation. Therefore, the operating results of the property is not included in the table below which reflects the results of operations of the properties included in discontinued operations on the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Statements of Operations data:
Revenues
Rental income	$341	$1,585
Other Operating Income	—	1
	341	1,586
Expenses
Property operating	29	1,113
General and administrative	—	7
Depreciation	—	555
Bad debts, net of recoveries	(1)	—
	28	1,675
Other Income (Expense)
Interest and other income, net	20	—
	20	—
Discontinued Operations
Income (loss) from discontinued operations	333	(89)
Impairments	—	(3,425)
Income (Loss) from Discontinued Operations	$333	$(3,514)

Note 3. Notes and Bonds Payable
First Quarter
In January 2015, the Company repaid in full a secured loan from Wells Fargo Commercial Mortgage bearing an interest rate of 5.45% consisting of outstanding principal of $15.0 million and accrued interest as of the redemption date of $0.1 million.

Subsequent Activity
On April 1, 2015, the Company repaid in full a secured loan from Wells Fargo Commercial Mortgage bearing an interest rate of 5.0% consisting of principal of $10.2 million.

On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million, which yielded a 3.885% interest rate per annum upon issuance. The Company incurred approximately $2.1 million in debt issuance costs that are included in Other assets, which will be amortized to maturity using the effective interest method. See Note 4 for discussion regarding the concurrent termination of the four forward starting interest rate swaps and related impact. The Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis.

Notes to Condensed Consolidated Financial Statements - Continued

Also in April 2015, the Company issued a notice of its intent to redeem its unsecured senior notes due 2017 on May 15, 2015 at a redemption price equal to an aggregate of $333.2 million, consisting of outstanding principal of $300.0 million, accrued interest of $6.4 million, and a "make-whole" amount of approximately $26.8 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $1.2 million will be written off upon redemption. In the second quarter of 2015, the Company expects to recognize a loss on early extinguishment of debt of approximately $28.0 million related to this redemption.

On May 4, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.41% consisting of outstanding principal of $16.3 million and accrued interest as of the redemption date of $0.1 million.

Note 4. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
In addition to operational risks which arise in the normal course of business, the Company is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's objective in using interest rate derivatives is to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount.

During the three months ended March 31, 2015, the Company entered into two forward starting interest rate swaps with a total notional value of $125.0 million to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of long-term debt that was issued in April 2015 as discussed in Note 3. The Company was hedging its exposure to the variability in future cash flows for forecasted transactions. As of March 31, 2015, the Company had hedged $125.0 million associated with the potential incurrence of long-term debt.

A detail of the Company's interest rate derivatives outstanding as of March 31, 2015 is as follows (in thousands):

Interest Rate Derivative	Notional Amount
Interest Rate Swaps	$125,000

The Company has elected to present its interest rate derivatives on its Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company's fair value of interest rate derivatives on a gross and net basis as of March 31, 2015 is as follows (in thousands):

Interest Rate Swaps Classified as:	Fair Value of Derivative Instruments
Gross derivative liabilities	$(723)
Derivative liability	$(723)

All of the Company's interest rate swap agreements outstanding for the three months ended March 31, 2015 were designated as cash flow hedges of interest rate risk. The effective portion of the changes in fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (loss) ("OCI") and will be reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings.

Notes to Condensed Consolidated Financial Statements - Continued

The following presents the impacts of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 (in thousands):

	Location	For the Three Months Ended March 31, 2015
Loss on forward starting interest rate swap agreements recognized in OCI	OCI	$723

The Company estimates that an additional $0.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges during the three months ended March 31, 2015.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $0.7 million at March 31, 2015. Additionally, the Company does have rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

Subsequent Activity
On April 1 and April 3, 2015, the Company entered into two forward starting swap agreements with a total notional value of $62.5 million and $37.5 million, respectively.

On April 24, 2015 and in conjunction with the Company's issuance of the Senior Notes due 2025, the Company settled the four previously outstanding forward starting swap agreements for a loss of approximately $1.7 million. The loss was recorded as accumulated other comprehensive income and is being amortized as additional interest expense over the ten-year term of the Senior Notes due 2025 resulting in an effective interest rate of 3.97%. The Company classifies cash flows from the settlement of hedging derivative instruments in the same category as the underlying exposure which is being hedged. As the cash settlement of approximately $1.7 million was the result of hedging the Company's exposure to interest rate changes and their effect on interest expense, such cash settlement is classified as an operating cash flow in the accompanying consolidated statements of cash flows. See Note 3 for more information on the bond issuance.

Note 5. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business or which is expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Redevelopment Activity
The Company is in the process of redeveloping two properties in Tennessee and will begin constructing an expansion of one of the buildings beginning in the second quarter of 2015. The Company has spent approximately $9.4 million toward these projects through March 31, 2015, including the acquisition of a land parcel for $4.3 million on which the Company intends to build a parking garage. The total estimated budget of the redevelopment of these properties is expected to be $47.8 million and the project is expected to be completed near the end of 2016.

The Company will commence redevelopment of a property in Alabama, which will include building a parking garage. Construction is expected to begin in the second quarter of 2015. The total redevelopment budget is $15.4 million, of which $1.5 million has been spent as of March 31, 2015. Construction is expected to be completed at the beginning of 2016.

Notes to Condensed Consolidated Financial Statements - Continued

Note 6. Stockholders' Equity
The following table provides a reconciliation of total stockholders' equity for the three months ended March 31, 2015:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2014	$988	$2,389,830	$(2,519)	$840,249	$(2,007,494)	$1,221,054
Issuance of common stock	12	31,876	—	—	—	31,888
Common stock redemptions	—	(201)	—	—	—	(201)
Stock-based compensation	1	1,616	—	—	—	1,617
Net income	—	—	—	5,382	—	5,382
Loss on forward starting interest rate swaps	—	—	(723)	—	—	(723)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(29,832)	(29,832)
Balance at March 31, 2015	$1,001	$2,423,121	$(3,242)	$845,631	$(2,037,326)	$1,229,185

The following table discloses changes in the balances of each component of accumulated comprehensive loss for the three months ended March 31, 2015:

	Forward-starting Interest Rate Swaps	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Beginning balance	$—	$(2,519)	$(2,519)
Current-period other comprehensive loss	(723)	—	(723)
Ending balance	$(723)	$(2,519)	$(3,242)

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014
Balance, beginning of period	98,828,098	95,924,339
Issuance of common stock	1,176,702	3,073,445
Nonvested share-based awards, net	81,786	(169,686)
Balance, end of period	100,086,586	98,828,098

At-The-Market Equity Offering Program
During the three months ended March 31, 2015, the Company sold 1,140,362 shares of common stock under its at-the-market equity offering program, generating $31.2 million in net proceeds at prices ranging from $26.35 to $29.15 per share (weighted average of $27.78 per share). In April 2015, the Company sold 304,752 shares of common stock, generating $8.3 million in net proceeds at prices ranging from $27.04 to $28.00 per share (weighted average of $27.77 per share). The Company's existing sales agreements with four investment banks allow sales under this program of up to 9,000,000 shares of common stock, with 936,525 authorized shares remaining available to be sold under the these agreements as of May 1, 2015.

Common Stock Dividends
During the first three months of 2015, the Company declared and paid common stock dividends totaling $0.30 per share. On May 5, 2015, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on May 29, 2015 to stockholders of record on May 18, 2015.

Notes to Condensed Consolidated Financial Statements - Continued

Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	99,467,804	96,009,788
Nonvested shares	(1,107,846)	(1,857,536)
Weighted average Common Shares outstanding—Basic	98,359,958	94,152,252
Weighted average Common Shares—Basic	98,359,958	94,152,252
Dilutive effect of restricted stock	615,511	1,299,287
Dilutive effect of employee stock purchase plan	161,428	133,893
Weighted average Common Shares outstanding—Diluted	99,136,897	95,585,432
Net Income (Loss)
Income from continuing operations	$5,049	$7,477
Noncontrolling interests’ share in net loss	—	(111)
Income from continuing operations attributable to common stockholders	5,049	7,366
Discontinued operations	333	(3,514)
Net income attributable to common stockholders	$5,382	$3,852
Basic Earnings (Loss) Per Common Share
Income from continuing operations	$0.05	$0.08
Discontinued operations	0.00	(0.04)
Net income attributable to common stockholders	$0.05	$0.04
Diluted Earnings (Loss) Per Common Share
Income from continuing operations	$0.05	$0.08
Discontinued operations	0.00	(0.04)
Net income attributable to common stockholders	$0.05	$0.04

Incentive Plans
The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include nonvested common stock issued to employees and the Company’s directors. During the three months ended March 31, 2015 and 2014, the Company issued 89,068 and 101,522 shares of nonvested common stock, respectively, to participants under these incentive plans and withheld 7,282 and 9,974 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

A summary of the activity under the stock-based incentive plans for the three months ended March 31, 2015 and 2014 is included in the table below.

	Three Months Ended March 31,
	2015	2014
Stock-based awards, beginning of period	1,057,732	1,788,168
Granted	89,068	101,522
Vested	(28,386)	(34,365)
Stock-based awards, end of period	1,118,414	1,855,325

The Company recorded approximately $0.2 million in general and administrative expenses during the first quarter of 2015 relating to the annual grant of options to its employees under the Employee Stock Purchase Plan based on the Company's estimate of option exercises.

Notes to Condensed Consolidated Financial Statements - Continued

A summary of the activity under the Employee Stock Purchase Plan for the three months ended March 31, 2015 and 2014 is included in the table below.

	Three Months Ended March 31,
	2015	2014
Outstanding and exercisable, beginning of period	393,902	391,108
Granted	197,640	275,655
Exercised	(33,046)	(18,502)
Forfeited	(20,779)	(22,426)
Expired	(158,946)	(157,875)
Outstanding and exercisable, end of period	378,771	467,960

Note 7. Defined Benefit Pension Plan
The Company’s Executive Retirement Plan provides benefits upon retirement for three of the Company’s founding officers. The plan is unfunded and benefits will be paid from cash flows of the Company. The maximum annual benefits payable to each individual under the Executive Retirement Plan is $0.9 million, subject to cost-of-living adjustments. As of March 31, 2015, only the Company’s Chief Executive Officer was eligible to retire under the Executive Retirement Plan.

Net periodic benefit cost recorded related to the Company’s pension plan for the three months ended March 31, 2015 and 2014 is detailed in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Service cost	$21	$22
Interest cost	169	172
Amortization of net gain (loss)	(149)	117
Amortization of prior service cost	258	(297)
Total recognized in net periodic benefit cost	$299	$14

Subsequent Activity
Effective May 5, 2015, the Company terminated its Executive Retirement Plan. The Company will settle benefits under the plan by paying the plan participants lump sum amounts. In accordance with Section 409A of the Internal Revenue Code, these amounts will be paid no earlier than twelve and no later than twenty-four months following the termination date. The Second Amendment to the Second Amended and Restated Executive Retirement Plan (the “Termination Amendment”), which provides for the termination of the plan, is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1. Additional information regarding the Executive Retirement Plan can be found in the Company’s proxy statement filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 12, 2015.
At March 31, 2015, the Company recognized a total benefit obligation of $16.8 million in connection with the Executive Retirement Plan. The Company expects the total costs associated with the termination of the Executive Retirement Plan to be approximately $19.6 million and that it will record a current period charge in the second quarter of 2015 of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet that was being amortized. The charge includes amounts resulting from assumed additional years of service for plan participants who have not reached age 65 and payments associated with FICA and other tax obligations.
The Company’s chairman and chief executive officer, Mr. David Emery, is the only named executive officer that is a participant under the plan. As a result of the termination, Mr. Emery will receive a lump sum amount equal to his accrued benefit under the plan of approximately $14.4 million. The Company expects that Mr. Emery and the other officer participants will take the settlement payments in Company stock, but can elect to receive cash.
The preceding summary is qualified in its entirety by the full text of the Termination Amendment and, in the event of any discrepancy, the text of the Termination Amendment shall control.

Notes to Condensed Consolidated Financial Statements - Continued

Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

Cash and cash equivalents - The carrying amount approximates fair value.

Mortgage notes receivable - The fair value of mortgage notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently.

Borrowings under the unsecured credit facility due 2017 - The carrying amount approximates fair value because the borrowings are based on variable interest rates.

Senior unsecured notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

Mortgage notes payable - The fair value is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

Interest rate swap agreements - Interest rate swap agreements are recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets at fair value. Fair value is estimated by utilizing pricing models that consider forward yield curves and discount rates.

The table below details the fair values and carrying values for notes and bonds payable, mortgage notes receivable and interest rate swaps at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,444.6	$1,487.5	$1,403.7	$1,438.8
Mortgage notes receivable (2)	$1.9	$1.9	$1.9	$1.9
Interest rate swaps (2)	$0.7	$0.7	$—	$—
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
This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, that could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2014.

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

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent and interest receipts from its real estate and mortgage portfolio based on contractual arrangements with its tenants, sponsors and borrowers, borrowings under the unsecured credit facility due 2017 ("Unsecured Credit Facility"), proceeds from the sales of real estate properties, the repayment of mortgage notes receivable, and proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $2.9 billion at March 31, 2015, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Dividends paid by the Company for the three months ended March 31, 2015 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.30 per common share. The Company expects that additional cash flows from existing properties, acquisitions and continued lease-up of the development conversion properties will generate sufficient cash flows from operations such that dividends for the full year 2015 can be funded by cash flows from operations.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2015 were approximately $52.6 million. Below is a summary of the significant investing activities.

•
In January 2015, the Company acquired a 110,679 square foot medical office building in California for a purchase price and cash consideration of $39.3 million. The property is located adjacent to two hospital campuses, Kaiser Permanente, a 106-bed hospital, and Washington Hospital Healthcare System, a 353-bed hospital. Upon acquisition, this property was 97% leased, with leases to the two hospitals comprising 59% of the rentable square footage.

•
The Company is in the process of redeveloping two properties in Tennessee and will begin constructing an expansion of one of the buildings beginning in the second quarter of 2015. The Company has spent approximately $9.4 million toward these projects through March 31, 2015, including the acquisition of a land parcel for $4.3 million on which the Company intends to build a parking garage. The total estimated budget of the redevelopment of these properties is expected to be $47.8 million and the project is expected to be completed near the end of 2016.

•
The Company is in the process of redeveloping a property in Alabama, which will include building a parking garage. The total redevelopment budget is $15.4 million, of which $1.5 million has been spent as of March 31, 2015. Construction is expected to be completed at the beginning of 2016.

Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2015 were approximately $42.4 million. Inflows from accessing the debt and equity markets totaled $88.9 million, net of costs incurred. Aggregate cash outflows totaled approximately $46.5 million primarily associated with dividends paid to common stockholders and repayments of indebtedness. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for more information on capital markets and financing activities.

Changes in Debt Structure
In January 2015, the Company repaid in full a secured loan from Wells Fargo Commercial Mortgage bearing an interest rate of 5.45% consisting of outstanding principal of $15.0 million and accrued interest as of the redemption date of $0.1 million.

As of March 31, 2015, the Company's outstanding balance on the Unsecured Credit Facility was $142.0 million, with a remaining borrowing capacity of approximately $558.0 million. The Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 42.6%.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth, and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At March 31, 2015, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Subsequent Activity
On April 1, 2015, the Company repaid in full a secured loan from Wells Fargo Commercial Mortgage bearing an interest rate of 5.0% consisting of principal of $10.2 million.

On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million, which yielded a 3.885% interest rate per annum upon issuance. The Company incurred approximately $2.1 million in debt issuance costs that are included in Other assets, which will be amortized to maturity. Concurrent with this transaction, the Company settled four forward starting swap agreements and paid $1.7 million. The Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis.

Also in April 2015, the Company issued a notice of its intent to redeem its unsecured senior notes due 2017 on May 15, 2015 at a redemption price equal to an aggregate of $333.2 million, consisting of outstanding principal of $300.0 million, accrued interest of $6.4 million, and a "make-whole" amount of approximately $26.8 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $1.2 million will be written off upon redemption. In the second quarter of 2015, the Company expects to recognize a loss on early extinguishment of debt of approximately $28.0 million related to this redemption.

On May 4, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.41% consisting of outstanding principal of $16.3 million and accrued interest as of the redemption date of $0.1 million.

Common Stock Issuances
During the three months ended March 31, 2015, the Company sold 1,140,362 shares of common stock under its at-the-market equity offering program, generating $31.2 million in net proceeds at prices ranging from $26.35 to $29.15 per share (weighted average of $27.78 per share). In April 2015 the Company sold 304,752 shares of common stock, generating $8.3 million in net proceeds at prices ranging from $27.04 to $28.00 per share (weighted average of $27.77 per share). The Company's existing sales agreements with four investment banks allow sales under this program of up to 9,000,000 shares of common stock, with 936,525 authorized shares remaining available to be sold under the these agreements as of May 1, 2015.

Operating Activities
Cash flows provided by operating activities increased from $8.3 million for the three months ended March 31, 2014 to $17.1 million for the three months ended March 31, 2015. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, below are some of the factors and trends that management believes may impact future operations of the Company.

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 411 leases that have expired, or will expire during 2015 including those in holdover. Approximately 89% of the leases expiring in 2015 are located in buildings on hospital campuses, are distributed throughout the portfolio and are not concentrated with any one tenant, health system or market area. The Company typically expects 75% to 90% of multi-tenant property leases to renew upon expiration, and the renewals for the first three months of the year are within this range.

Operating Expenses
The Company has experienced and expects continued increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2015, 83% of the Company's multi-tenant leased square footage allows for some recovery of operating expenses, with 50% recovering all allowable expenses.

Termination of Defined Benefit Plan
The Company has had a defined benefit pension plan, referred to elsewhere in this report as the "Executive Retirement Plan" since its inception that provides benefits for three founding officers and the surviving spouse of another founding officer. No participants have been added to the plan since 1994. The plan is subject to non-cash valuation fluctuations each year based on changes in mortality assumptions and changing discount rates. Given these fluctuations and the applicability of the plan to only a small number of Company employees, the Company has decided to terminate the plan to eliminate a level of volatility and uncertainty to the Company’s financial results. See Note 7 in this Form 10-Q for additional information regarding the plan termination and the future payments of benefits to the plan participants.

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

FFO for the three months ended March 31, 2015 compared to the same period in 2014 was primarily impacted by the various acquisitions and dispositions during the period, the effects of capital market transactions and the results of operations of the portfolio from period to period.

The table below reconciles FFO to net income attributable to common stockholders for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2015	2014
Net Income Attributable to Common Stockholders	$5,382	$3,852
Impairments	3,328	3,425
Real estate depreciation and amortization	28,532	26,248
Total adjustments	31,860	29,673
Funds from Operations	$37,242	$33,525
Funds from Operations per Common Share—Basic	$0.38	$0.36
Funds from Operations per Common Share—Diluted	$0.38	$0.35
Weighted Average Common Shares Outstanding—Basic	98,360	94,152
Weighted Average Common Shares Outstanding—Diluted	99,137	95,585

Same Store Net Operating Income
Net operating income ("NOI") and same store NOI are non-GAAP historical financial measures of performance. Management considers same store NOI a supplemental measure because it allows investors, analysts and Company management to measure unlevered property-level operating results. The Company defines NOI as operating revenues (property operating revenue, single-tenant net lease revenue, and property lease guaranty revenue) less property operating expenses related specifically to the property portfolio. NOI excludes straight-line rent, general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. Same store NOI is historical and not necessarily indicative of future results.

The following table reflects the Company's same store NOI for the three months ended March 31, 2015 and 2014.

			Same Store NOI for the
			Three Months Ended March 31,
(Dollars in thousands)	Number of Properties (1)	Investment at March 31, 2015	2015	2014
Multi-tenant Properties	129	$2,017,988	$35,348	$33,087
Single-tenant Net Lease Properties	33	504,370	12,757	12,166
Total	162	$2,522,358	$48,105	$45,253
___________
(1) Mortgage notes receivable, reposition properties, corporate property and assets classified as held for sale are excluded.

Properties included in the same store analysis are stabilized properties that have been included in operations and are consistently reported as leased and stabilized properties for the duration of the year-over-year comparison period presented. Accordingly, properties that were recently acquired or disposed of, properties classified as held for sale are excluded from the same store analysis. In addition, the Company excludes properties that have less than 60% occupancy or that experience a loss of occupancy over 30% in a single quarter that is expected to continue for a period of at least two quarters.

The following tables reconcile same store NOI to the respective line items in the Condensed Consolidated Statements of Operations and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Rental income	$95,034	$86,502
Rental lease guaranty income (a)	1,102	1,141
Property operating expense	(34,263)	(32,831)
Exclude Straight-line rent revenue (b)	(2,832)	(2,297)
NOI	59,041	52,515
NOI not included in same store	(10,936)	(7,262)
Same store NOI	$48,105	$45,253
___________
(a) Other operating income reconciliation:
Rental lease guaranty income	$1,102	$1,141
Interest income	157	192
Management fee income	78	64
Other	54	51
	$1,391	$1,448

(b) Rental income reconciliation:
Property operating	$74,654	$69,274
Single-tenant net lease	17,548	14,931
Straight-line rent	2,832	2,297
	$95,034	$86,502

Reconciliation of Same Store Property Count:

Property Count as of March 31, 2015
Same Store Properties	162
Acquisitions	18
Reposition	18
Total Owned Real Estate Properties	198

Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The Company’s results of operations for the three months ended March 31, 2015 compared to the same period in 2014 were significantly impacted by acquisitions, dispositions, impairments recorded, gains on sales of real estate, capital markets transactions and changes due to the Company's adoption of Accounting Standards Update ("ASU") No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

Revenues
Rental income increased $8.5 million, or 9.9%, to approximately $95.0 million for the three months ended March 31, 2015 compared to $86.5 million in the prior year period and is comprised of the following:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Property operating	$74,654	$69,274	$5,380	7.8%
Single-tenant net lease	17,548	14,931	2,617	17.5%
Straight-line rent	2,832	2,297	535	23.3%
Total rental income	$95,034	$86,502	$8,532	9.9%

Property operating income increased $5.4 million, or 7.8%, from the prior year period as a result of the following activity:

•	Acquisitions in 2014 and 2015 contributed $4.1 million.

•	Leasing activity including contractual rent increases contributed $1.4 million.

•	Conversion from single-tenant net lease caused an increase of $0.2 million.

•	Conversion to single-tenant net lease caused a decrease of $0.3 million.

Single-tenant net lease revenue increased $2.6 million, or 17.5%, from the prior year period as a result of the following activity:

•	The Company's 2014 acquisitions contributed $1.8 million.

•	Leasing activity including contractual rent increases contributed $0.8 million.

•	Conversion to property operating income caused a decrease of $0.4 million.

•	Conversion from property operating income caused an increase of $0.5 million.

Straight-line rent increased $0.5 million, or 23.3%, from the prior year period primarily as a result of the Company's 2014 and 2015 acquisitions.

Mortgage interest income decreased $2.6 million, or 98.8%, from the prior year period as a result of the following activity:

•	Mortgage interest income decreased approximately $1.0 million related to a mortgage note receivable that the Company received a deed in lieu of foreclosure during the first quarter of 2014.

•	The Company's 2014 acquisition of a property in Oklahoma affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $1.5 million.

•	Other payoffs, offset by fundings, resulted in a decrease of $0.1 million.

Expenses
Property operating expenses increased $1.4 million, or 4.4%, for the three months ended March 31, 2015 compared to the prior year period primarily as a result of the Company's 2014 and 2015 acquisitions.

General and administrative expenses increased approximately $0.8 million, or 12.8%, for the three months ended March 31, 2015 compared to the prior year period primarily due to non-cash compensation-related expenses of $0.7 million.

Depreciation expense increased $2.7 million, or 11.5%, for the three months ended March 31, 2015 compared to the prior year period. Properties acquired in 2014 and 2015 contributed an increase of $1.9 million. The remaining $0.8 million increase is related to various building and tenant improvement expenditures.
Other income (expense)
Interest expense increased $0.4 million for the three months ended March 31, 2015 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2015	2014	Change	Percentage Change
Contractual interest	$17,203	$16,919	$284	1.7%
Net discount/premium accretion	331	244	87	35.7%
Deferred financing costs amortization	788	755	33	4.4%
Total interest expense	$18,322	$17,918	$404	2.3%

Contractual interest increased $0.3 million primarily due to the Unsecured Credit Facility and unsecured term loan due 2019.
In 2015, the Company recorded an impairment charge on a property that was reclassified to held for sale due to management's decision to sell to adjust the carrying value to fair value less costs to sell. The impairment charge is included in Income from Continuing Operations in the Company's Condensed Consolidated Statements of Operations. Prior to the Company's January 1, 2015 adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” this impairment charge would have been recorded in discontinued operations.
Discontinued Operations
Results from discontinued operations for the three months ended March 31, 2015 were income of $0.3 million compared to losses of $3.5 million for the three months ended March 31, 2014. These amounts include the results of operations and impairments related to assets classified as held for sale or disposed of as of December 31, 2014. See Note 2 to the Company's Condensed Consolidated Financial Statements accompanying this report for more detail, regarding the impact of the Company's January 1, 2015 adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2015, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2015, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	6,197	27.32	—	—
February 1 - February 28	1,085	29.65	—	—
March 1 - March 31	—	—	—	—
Total	7,282

Item 5. Other Information
The information in Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q, under the heading “Subsequent Event” regarding the termination of the Company’s defined benefit pension plan is incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.3 thereto)(4)

Exhibit 4.5	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 10.1	Second Amendment to Healthcare Realty Trust Incorporated Second Amended and Restated Executive Retirement Plan, dated as of May 5, 2015 (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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
(7) Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ SCOTT W. HOLMES
Scott W. Holmes Executive Vice President and Chief Financial Officer

Date:	May 6, 2015

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(2)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.3 thereto)(4)

Exhibit 4.5	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 10.1	Second Amendment to Healthcare Realty Trust Incorporated Second Amended and Restated Executive Retirement Plan, dated as of May 5, 2015 (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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
(7) Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.