Form 10-Q
period 2015-06-30
HEALTHCARE REALTY TRUST INC
filed 2015-08-05
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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

As of July 31, 2015, the Registrant had 100,418,862 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Real estate properties:
Land	$186,231	$183,060
Buildings, improvements and lease intangibles	3,033,213	3,048,251
Personal property	9,970	9,914
Construction in progress	8,284	—
Land held for development	16,952	17,054
	3,254,650	3,258,279
Less accumulated depreciation and amortization	(730,125)	(700,671)
Total real estate properties, net	2,524,525	2,557,608
Cash and cash equivalents	8,431	3,519
Mortgage notes receivable	1,900	1,900
Assets held for sale and discontinued operations, net	14,192	9,146
Other assets, net	191,524	185,337
Total assets	$2,740,572	$2,757,510
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,388,797	$1,403,692
Accounts payable and accrued liabilities	57,143	70,240
Liabilities of discontinued operations	168	372
Other liabilities	66,035	62,152
Total liabilities	1,512,143	1,536,456
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 100,418 and 98,828 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,004	988
Additional paid-in capital	2,432,979	2,389,830
Accumulated other comprehensive loss	(1,653)	(2,519)
Cumulative net income attributable to common stockholders	863,547	840,249
Cumulative dividends	(2,067,448)	(2,007,494)
Total stockholders' equity	1,228,429	1,221,054
Total liabilities and stockholders' equity	$2,740,572	$2,757,510

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2015 and 2014
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Rental income	$95,450	$89,279	$190,484	$175,781
Mortgage interest	31	969	62	3,590
Other operating	1,227	1,423	2,618	2,871
	96,708	91,671	193,164	182,242
EXPENSES
Property operating	33,927	33,635	68,189	66,466
General and administrative	6,713	5,661	13,451	11,633
Depreciation	26,552	24,491	52,940	48,158
Amortization	2,474	2,775	5,142	5,534
Bad debts, net of recoveries	27	73	(181)	121
	69,693	66,635	139,541	131,912
OTHER INCOME (EXPENSE)
Gain on sales of properties	41,549	—	41,549	—
Interest expense	(17,213)	(18,066)	(35,536)	(35,984)
Loss on extinguishment of debt	(27,998)	—	(27,998)	—
Pension termination	(5,260)	—	(5,260)	—
Impairment of real estate assets	—	—	(3,328)	—
Impairment of internally-developed software	(654)	—	(654)	—
Interest and other income, net	147	2,035	239	2,136
	(9,429)	(16,031)	(30,988)	(33,848)
INCOME FROM CONTINUING OPERATIONS	17,586	9,005	22,635	16,482
DISCONTINUED OPERATIONS
Income from discontinued operations	330	108	663	18
Impairments of real estate assets	—	(3,105)	—	(6,529)
Gain on sale of property	—	3	—	3
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	330	(2,994)	663	(6,508)
NET INCOME	17,916	6,011	23,298	9,974
Less: Net income attributable to noncontrolling interests	—	(40)	—	(151)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,916	$5,971	$23,298	$9,823
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.18	$0.09	$0.23	$0.17
Discontinued operations	0.00	(0.03)	0.01	(0.07)
Net income attributable to common stockholders	$0.18	$0.06	$0.24	$0.10
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.18	$0.09	$0.23	$0.17
Discontinued operations	0.00	(0.03)	0.00	(0.07)
Net income attributable to common stockholders	$0.18	$0.06	$0.23	$0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	99,273	94,508	98,819	94,331
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	99,945	95,978	99,554	95,788
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30	$0.60	$0.60
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME	$17,916	$6,011	$23,298	$9,974
Other comprehensive income (loss):
Defined benefit plans:
Reclassification adjustment for losses included in net income (Pension termination)	2,519	—	2,519	—
Forward starting interest rate swaps:
Losses arising during the periods	(961)	—	(1,684)	—
Reclassification adjustment for losses included in net income (Interest expense)	31	—	31	—
Total other comprehensive income	19,505	6,011	24,164	9,974
Less: comprehensive income attributable to noncontrolling interests	—	(40)	—	(151)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,505	$5,971	$24,164	$9,823

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$23,298	$9,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,250	56,875
Stock-based compensation	3,078	2,782
Straight-line rent receivable	(5,358)	(4,816)
Straight-line rent liability	389	317
Gain on sales of real estate assets	(41,606)	(3)
Loss on extinguishment of debt	27,998	—
Impairments of real estate assets	3,328	6,529
Pension termination	5,260	—
Impairment of internally-developed software	654	—
Provision for bad debts, net	(182)	128
Changes in operating assets and liabilities:
Other assets	(3,784)	(14,305)
Accounts payable and accrued liabilities	(6,424)	(5,308)
Other liabilities	891	(961)
Net cash provided by operating activities	67,792	51,212
INVESTING ACTIVITIES
Acquisitions of real estate	(43,017)	(20,003)
Development of real estate	(6,027)	—
Acquisition of additional long-lived assets	(25,584)	(36,171)
Funding of mortgages and notes receivable	—	(1,244)
Proceeds from acquisition of real estate upon mortgage note receivable default	—	204
Proceeds from sales of real estate	94,463	5,904
Proceeds from mortgages and notes receivable repayments	9	754
Net cash provided by (used in) investing activities	19,844	(50,556)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	73,000	(149,000)
Borrowings on term loan	—	200,000
Borrowings on notes and bonds payable	249,793	—
Repayments on notes and bonds payable	(48,438)	(2,928)
Redemption of notes and bonds payable	(333,222)	—
Dividends paid	(59,954)	(57,660)
Net proceeds from issuance of common stock	40,366	27,873
Common stock redemptions	(271)	(382)
Settlement of swaps	(1,684)	—
Distributions to noncontrolling interest holders	—	(344)
Purchase of noncontrolling interest	—	(8,189)
Debt issuance and assumption costs	(2,314)	(1,174)
Net cash (used in) provided by financing activities	(82,724)	8,196
Increase in cash and cash equivalents	4,912	8,852
Cash and cash equivalents, beginning of period	3,519	8,671
Cash and cash equivalents, end of period	$8,431	$17,523

Supplemental Cash Flow Information:
Interest paid	$40,533	$33,904
Invoices accrued for construction, tenant improvement and other capitalized costs	$4,960	$12,648
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$9,721	$—
Capitalized interest	$33	$—
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $3.2 billion in 197 real estate properties and mortgages as of June 30, 2015. The Company’s 196 owned real estate properties are located in 30 states and total approximately 14.1 million square feet. The Company provided property management services to approximately 9.5 million square feet nationwide.

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

Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Condensed Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. See Note 4 for additional information.

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

This standard is effective for the Company on a prospective basis for annual periods beginning on January 1, 2015 and interim periods within that year. Early adoption was permitted but only for disposals (or classifications as held for sale) that had not been reported in financial statements previously issued. The Company adopted this standard on the effective date of January 1, 2015 and does not expect it to have a material impact on the Company's consolidated financial position or cash flows, but it could have a material impact on the presentation of the Consolidated Statements of Operations.
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

This new standard is effective for the Company for annual and interim periods beginning on January 1, 2017 with early adoption prohibited. However, the FASB approved the deferral of the effective date for one year. The Company has not yet determined the effects on the Consolidated Financial Statements and related notes resulting from the adoption of this new standard.

Reclassifications
Certain amounts in the Company’s Condensed Consolidated Balance Sheets have been reclassified for the current period presentation of assets held for sale and related liabilities.

Note 2. Real Estate Investments
2015 Acquisitions
Second Quarter
In June 2015, the Company acquired a 35,558 square foot medical office property in the state of Washington for a purchase price of $13.9 million, including cash consideration of $4.4 million and the assumption of debt of $9.5 million (excluding a $0.2 million fair value premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual annual interest rate of 5.75% and matures on March 3, 2020. The property is located on the Catholic Health Initiatives campus of Highline Medical Center, a 177-bed general acute care hospital. Upon acquisition, the property was 93% leased, with leases to the hospital comprising 69% of the rentable square feet.
First Quarter
In January 2015, the Company acquired a 110,679 square foot medical office building in California for a purchase price and cash consideration of $39.3 million. The property is located adjacent to two hospital campuses, Kaiser Permanente, a 106-bed

Notes to Condensed Consolidated Financial Statements - Continued

hospital, and Washington Hospital Healthcare System, a 353-bed hospital. Upon acquisition, this property was 97% leased, with leases to the two hospitals comprising 59% of the rentable square feet.
2015 Dispositions
Second Quarter
In May 2015, the Company disposed of an off-campus, 5,323 square foot building located in Virginia in which the Company had a $0.3 million net investment. The sales price and cash proceeds were approximately $1.0 million. The Company recognized a $0.7 million gain on the disposal of this property.
In June 2015, the Company disposed of an on-campus, 58,474 square foot medical office building and a 117,525 square foot surgical facility, located in Indiana, in which the Company had an aggregate net investment of $50.5 million. The sales price for the buildings was approximately $97.0 million comprised of net cash proceeds of $93.3 million, closing costs of approximately $0.6 million, and a tenant improvement allowance credit of $3.1 million. The Company recognized a $40.9 million gain on the disposal, net of straight-line rent receivables and other assets.

Subsequent Dispositions
In July 2015, the Company disposed of an on-campus, 63,914 square foot medical office building located in Pennsylvania pursuant to an exercised purchase option. The property was previously classified as held for sale and the Company had a $7.8 million net investment as of June 30, 2015. The sales price and net cash proceeds were approximately $18.4 million. The Company recognized a $10.6 million gain upon the disposal of this property.

Assets Held for Sale
At June 30, 2015 and December 31, 2014, the Company had three and two properties classified as held for sale, respectively. Included in the three properties classified as held for sale as of June 30, 2015 are:

•
An off-campus medical office building located in Arizona that was reclassified to held for sale in connection with management's decision to sell the property. The Company expects that the property will be sold during 2015. The Company recorded an impairment charge of $3.3 million in the first quarter of 2015 to record the property at estimated fair value less costs to sell, which was based on a purchase and sale agreement, a level 3 input, that was subsequently terminated.

•	An on-campus medical office building located in Pennsylvania. This property was sold in July 2015. See "Subsequent Dispositions" above for additional information.

•	An on-campus medical office building located in Georgia. This property is not currently under contract, but the Company is in discussions regarding a potential sale.

Notes to Condensed Consolidated Financial Statements - Continued

The table below reflects the assets and liabilities of the properties classified as held for sale as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Balance Sheet data:
Land	$2,524	$422
Buildings, improvements and lease intangibles	21,513	12,822
Personal property	21	13
	24,058	13,257
Accumulated depreciation	(10,322)	(4,464)
Assets held for sale, net	13,736	8,793
Other assets, net (including receivables)	456	353
Assets of discontinued operations, net	456	353
Assets held for sale and discontinued operations, net	$14,192	$9,146

Accounts payable and accrued liabilities	$149	$86
Other liabilities	19	286
Liabilities of discontinued operations	$168	$372

Discontinued Operations
The Company adopted Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” during the first quarter of 2015. As of December 31, 2014, the Company had two properties classified as held for sale and recorded in discontinued operations. These two properties will remain classified as discontinued operations until the properties are sold. One of the properties was sold in July 2015. See "Subsequent Dispositions" above. During the three and six months ended June 30, 2015, the Company reclassified a property to held for sale upon management's decision to sell the property that did not meet the amended criteria as a discontinued operation. Therefore, the operating results of the property are not included in the table below which reflects the results of operations of the properties included in discontinued operations on the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Statements of Operations data:
Revenues
Rental income	$348	$1,385	$690	$2,969
Other operating	—	2	—	3
	348	1,387	690	2,972
Expenses
Property operating	19	793	48	1,906
General and administrative	—	6	—	13
Depreciation	—	475	—	1,030
Bad debts, net of recoveries	(1)	7	(1)	7
	18	1,281	47	2,956
Other Income (Expense)
Interest and other income, net	—	2	20	2
	—	2	20	2
Discontinued Operations
Income from discontinued operations	330	108	663	18
Impairments of real estate assets	—	(3,105)	—	(6,529)
Gain on sale of property	—	3	—	3
Income (Loss) from Discontinued Operations	$330	$(2,994)	$663	$(6,508)

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Notes and Bonds Payable
2015 Activity
Second Quarter
On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million, which yielded a 3.885% interest rate per annum upon issuance. The Company incurred approximately $2.3 million in debt issuance costs that are included in Other assets, which will be amortized to maturity using the effective interest method. See Note 4 for discussion regarding the concurrent termination of the four forward starting interest rate swaps and the related impact. The Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis.

On May 15, 2015, the Company redeemed its unsecured senior notes due 2017 at a redemption price equal to an aggregate of $333.2 million, consisting of outstanding principal of $300.0 million, accrued interest of $6.4 million, and a "make-whole" amount of approximately $26.8 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $1.2 million was written off upon redemption. The Company recognized a loss on early extinguishment of debt of approximately $28.0 million related to this redemption.

The following mortgage notes payable were repaid during the second quarter:

•
On April 1, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.0% with outstanding principal of $10.2 million. The mortgage note encumbered a 44,169 square foot medical office building located in the state of Washington.

•
On May 4, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.41% with outstanding principal of $16.3 million and accrued interest as of the redemption date of $0.1 million. The mortgage note encumbered a 142,856 square foot medical office building located in Virginia.

•
On June 1, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.25% with outstanding principal of $4.0 million. The mortgage note encumbered a 29,423 square foot medical office building located in Texas.

On June 26, 2015, upon acquisition of a 35,558 square foot medical office property in the state of Washington, the Company assumed a $9.5 million mortgage note payable (excluding a fair value premium adjustment of $0.2 million). The mortgage note payable has a contractual interest rate of 5.75% (effective rate of 5.07%).

First Quarter
In January 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.45% and consisting of outstanding principal of $15.0 million and accrued interest as of the redemption date of $0.1 million. The mortgage note encumbered a 73,548 square foot medical office building located in the state of Washington.

Note 4. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
In addition to operational risks which arise in the normal course of business, the Company is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's objective in using interest rate derivatives is to manage its exposure to interest rate movements or its variable rate debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount.

Notes to Condensed Consolidated Financial Statements - Continued

During the six months ended June 30, 2015, the Company entered into four forward starting interest rate swaps with a total notional value of $225.0 million to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of long-term debt. That debt was issued in April 2015, as discussed in Note 3, and the forward starting interest rate swaps were terminated. As a result, the Company realized a loss at the termination date which was deferred and will be amortized over the term of the Senior Notes due 2025. As of June 30, 2015, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income or loss (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2015 was as follows (in thousands):

(Dollars in thousands)	Location	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Loss on forward starting interest rate swap agreements recognized in OCI	OCI	$(961)	$(1,684)
Amount of loss reclassified from accumulated OCI into Income (effective portion)	Interest Expense	$(31)	$(31)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	—	$0	$0

The Company estimates that an additional $0.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges during the six months ended June 30, 2015.

Note 5. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Redevelopment Activity
The Company is in the process of redeveloping two medical office buildings in Tennessee and began constructing an expansion of one of the buildings in the second quarter of 2015. The Company spent approximately $12.4 million on these properties through June 30, 2015, including the acquisition of a land parcel for $4.3 million on which the Company is building a parking garage. The total estimated budget of the redevelopment of these properties is expected to be $51.8 million and the project is expected to be completed in the first quarter of 2017.

The Company is in the process of redeveloping a medical office building in Alabama, which includes the construction of a parking garage. Construction began in the second quarter of 2015. The total redevelopment budget is expected to be $15.4 million, of which $3.1 million has been spent as of June 30, 2015. Construction is expected to be completed in the fourth quarter of 2015.
The table below details the Company’s construction activity as of June 30, 2015. The information included in the table below represents management’s estimates and expectations at June 30, 2015, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			As of June 30, 2015
(Dollars in thousands)	Number of Properties	Estimated Completion Date	Construction in Progress Fundings During the Six Months Ended	Total Funded During the Six Months Ended	Total Amount Funded	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction Activity
Nashville, TN	2	Q1 2017	$6,560	$7,992	$12,376	$39,424	$51,800	294,000
Birmingham, AL	1	Q4 2015	1,724	3,123	3,123	12,277	15,400	138,000
Total			$8,284	$11,115	$15,499	$51,701	$67,200	432,000

Casualty Loss
The Company owns a medical office building in Oklahoma that sustained damage from a tornado on May 6, 2015. As of June 30, 2015, the Company estimated its expenditures related to returning the property to its previous operating condition to be approximately $2.2 million. The Company estimates recoveries for restoration costs of approximately $2.1 million. In addition, as of June 30, 2015, the Company estimated that it will receive insurance proceeds related to lost rental revenue of approximately $0.2 million for the period of May 6, 2015 to June 30, 2015. This amount was recognized in rental income on the Company's Condensed Consolidated Statements of Operations. The Company believes that it is probable that it will recover any losses due to business interruption and expects all repairs to be completed and tenants to return to occupancy throughout the remainder of the year.
Note 6. Stockholders' Equity
The following table provides a reconciliation of total stockholders' equity for the six months ended June 30, 2015:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2014	$988	$2,389,830	$(2,519)	$840,249	$(2,007,494)	$1,221,054
Issuance of common stock	15	40,343	—	—	—	40,358
Common stock redemptions	—	(271)	—	—	—	(271)
Stock-based compensation	1	3,077	—	—	—	3,078
Net income	—	—	—	23,298	—	23,298
Amounts reclassified from accumulated other comprehensive loss arising from loss on defined benefit pension plan	—	—	2,519	—	—	2,519
Loss on forward starting interest rate swaps	—	—	(1,653)	—	—	(1,653)
Dividends to common stockholders ($0.60 per share)	—	—	—	—	(59,954)	(59,954)
Balance at June 30, 2015	$1,004	$2,432,979	$(1,653)	$863,547	$(2,067,448)	$1,228,429

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2015 and the year ended December 31, 2014:

	June 30, 2015	December 31, 2014
Balance, beginning of period	98,828,098	95,924,339
Issuance of common stock	1,488,014	3,073,445
Nonvested share-based awards, net	102,150	(169,686)
Balance, end of period	100,418,262	98,828,098

At-The-Market Equity Offering Program
During the six months ended June 30, 2015, the Company sold 1,445,114 shares of common stock under its at-the-market equity offering program, generating $39.5 million in net proceeds at prices ranging from $26.35 to $29.15 per share (weighted average of $27.78 per share). Of this amount, the Company sold 304,752 shares of common stock during the second quarter of 2015 generating $8.3 million in net proceeds at prices ranging from $27.04 to $28.00 per share (weighted average of $27.77 per share).

The Company's existing sales agreements with four investment banks allow sales under this program of up to 9,000,000 shares of common stock, with 936,525 authorized shares remaining available to be sold under the these agreements as of July 31, 2015.

Notes to Condensed Consolidated Financial Statements - Continued

Common Stock Dividends
During the first six months of 2015, the Company declared and paid common stock dividends totaling $0.60 per share. On August 4, 2015, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on August 28, 2015 to stockholders of record on August 17, 2015.
Accumulated Other Comprehensive Income (Loss)
During the six months ended June 30, 2015, the Company reclassified $2.5 million from accumulated other comprehensive loss, which is included in stockholders' equity on the Consolidated Balance Sheets, to net income as a result of the termination of the defined benefit pension plan. See Note 7 for more information regarding the termination of the defined benefit pension plan. Also, during the six months ended June 30, 2015, the Company recorded an increase to accumulated other comprehensive loss of $1.7 million, as a result of the settlement and payment of forward-starting interest rate swaps. This amount will be reclassified out of accumulated other comprehensive loss impacting net income over the 10-year term of the associated senior note issuance. See Note 4 for more information regarding the Company's forward-starting interest rate swaps.

The following table represents the changes in balances of each component and the amounts reclassified out of accumulated other comprehensive income (loss) related to the Company during the six months ended June 30, 2015 and 2014:

	Forward-starting Interest Rate Swaps		Defined Benefit Pension Plan
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$—	$—	$(2,519)	$51
Other comprehensive income (loss) before reclassifications	(1,684)	—	—	—
Amounts reclassified from accumulated other comprehensive loss arising from loss on defined benefit pension plan	—	—	2,519	—
Amounts reclassified from accumulated other comprehensive loss	31	—	—	—
Net accumulated other comprehensive income (loss)	(1,653)	—	2,519	—
Ending balance	$(1,653)	$—	$—	$51

Notes to Condensed Consolidated Financial Statements - Continued

Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	100,384,606	96,353,818	99,928,738	96,182,753
Nonvested shares	(1,111,579)	(1,846,253)	(1,109,723)	(1,851,863)
Weighted average Common Shares outstanding—Basic	99,273,027	94,507,565	98,819,015	94,330,890
Weighted average Common Shares—Basic	99,273,027	94,507,565	98,819,015	94,330,890
Dilutive effect of restricted stock	580,989	1,363,174	599,042	1,333,199
Dilutive effect of employee stock purchase plan	91,186	106,923	136,038	123,958
Weighted average Common Shares outstanding—Diluted	99,945,202	95,977,662	99,554,095	95,788,047
Net Income (Loss)
Income from continuing operations	$17,586	$9,005	$22,635	$16,482
Noncontrolling interests’ share in net income	—	(40)	—	(151)
Income from continuing operations attributable to common stockholders	17,586	8,965	22,635	16,331
Discontinued operations	330	(2,994)	663	(6,508)
Net income attributable to common stockholders	$17,916	$5,971	$23,298	$9,823
Basic Earnings (Loss) Per Common Share
Income from continuing operations	$0.18	$0.09	$0.23	$0.17
Discontinued operations	0.00	(0.03)	0.01	(0.07)
Net income attributable to common stockholders	$0.18	$0.06	$0.24	$0.10
Diluted Earnings (Loss) Per Common Share
Income from continuing operations	$0.18	$0.09	$0.23	$0.17
Discontinued operations	0.00	(0.03)	0.00	(0.07)
Net income attributable to common stockholders	$0.18	$0.06	$0.23	$0.10

Incentive Plans
In May 2015, the Company's shareholders approved the 2015 Employees Stock Incentive Plan (the "Incentive Plan") which authorized the Company to issue up to 3,500,000 shares of common stock to plan participants. The Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors and will continue until terminated by the Company's Board of Directors.

The Company has various stock-based incentive plans for its employees and directors. Awards under these plans include nonvested common stock issued to employees and the Company’s directors. During the six months ended June 30, 2015 and 2014, the Company issued 112,269 and 128,199 shares of nonvested common stock, respectively, to participants under these incentive plans and withheld 10,119 and 16,170 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

A summary of the activity under the stock-based incentive plans for the three and six months ended June 30, 2015 and 2014 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based awards, beginning of period	1,118,414	1,855,325	1,057,732	1,788,168
Granted	23,201	26,677	112,269	128,199
Vested	(38,236)	(44,147)	(66,622)	(78,512)
Stock-based awards, end of period	1,103,379	1,837,855	1,103,379	1,837,855

Notes to Condensed Consolidated Financial Statements - Continued

The Company recorded approximately $0.2 million in general and administrative expenses during the second quarter of 2015 relating to the annual grant of options to its employees under the Employee Stock Purchase Plan based on the Company's estimate of option exercises.

A summary of the activity under the Employee Stock Purchase Plan for the three and six months ended June 30, 2015 and 2014 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Outstanding and exercisable, beginning of period	378,771	467,960	393,902	391,108
Granted	—	—	197,640	275,655
Exercised	(2,885)	(10,818)	(35,931)	(29,320)
Forfeited	(10,667)	(16,671)	(31,446)	(39,097)
Expired	—	—	(158,946)	(157,875)
Outstanding and exercisable, end of period	365,219	440,471	365,219	440,471

Note 7. Defined Benefit Pension Plan
Effective May 5, 2015, the Company terminated its Executive Retirement Plan. The Company will settle benefits under the plan by paying the lump sum amounts to the four plan participants. In accordance with Section 409A of the Internal Revenue Code, these amounts will be paid no earlier than twelve and no later than twenty-four months following the termination date. The Second Amendment to the Second Amended and Restated Executive Retirement Plan (the “Termination Amendment”), which provides for the termination of the plan, is incorporated by reference into this Quarterly Report on Form 10-Q. Additional information regarding the Executive Retirement Plan can be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders held on May 12, 2015.
At June 30, 2015, the Company recognized a total benefit obligation of $19.6 million in connection with the termination of the Executive Retirement Plan and recorded a charge in the second quarter of 2015 of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets that was being amortized. The charge includes amounts resulting from assumed additional years of service for two plan participants who have not reached age 65 and payments associated with FICA and other tax obligations.
The Company’s chairman and chief executive officer, Mr. David Emery, is the only named executive officer that is a participant under the plan. As a result of the termination of the plan, Mr. Emery will receive a lump sum amount equal to his accrued benefit under the plan of approximately $14.4 million in May 2016. The Company expects that Mr. Emery and the other officer participants will take the settlement payments in Company stock, but they can elect to receive cash.
The preceding summary is qualified in its entirety by the full text of the Termination Amendment and, in the event of any discrepancy, the text of the Termination Amendment shall control.
Net periodic benefit cost recorded related to the Company’s pension plan for the three and six months ended June 30, 2015 and 2014 is detailed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$8	$22	$29	$44
Interest cost	56	172	225	343
Amortization of net gain (loss)	(50)	117	(198)	234
Amortization of prior service cost (benefit)	86	(297)	343	(594)
Total recognized in net periodic benefit cost	$100	$14	$399	$27

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

Borrowings under the unsecured credit facility due 2017 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.

Senior unsecured notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

Mortgage notes payable - The fair value is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

The table below details the fair values and carrying values for notes and bonds payable and mortgage notes receivable at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,388.8	$1,381.1	$1,403.7	$1,438.8
Mortgage notes receivable (1)	$1.9	$1.9	$1.9	$1.9
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

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $2.9 billion at June 30, 2015, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Investing Activities
Cash flows provided by investing activities for the six months ended June 30, 2015 were approximately $19.8 million. Below is a summary of the significant investing activities.

•	The Company acquired two real estate properties during the six months ended June 30, 2015 as listed below:

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

•
In June 2015, the Company acquired a 35,558 square foot medical office property in the state of Washington for a purchase price of $13.9 million, including cash consideration of $4.4 million and the assumption of debt of $9.5 million (excluding a $0.2 million fair value premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual interest rate of 5.8% and matures on March 3, 2020. The property is located on the same Catholic Health Initiatives campus of Highline Medical Center, a 177-bed general acute care hospital where the Company purchased an on-campus medical office building in

December 2014. Upon acquisition, the property was 93% leased, with leases to the hospital comprising 69% of the rentable square feet.

•
The Company disposed of two properties in Indiana, an on-campus medical office building and a surgical facility, and a building in Virginia in which the Company had an aggregate net investment of $50.8 million, generating net cash proceeds of $94.3 million.

•
The Company is in the process of redeveloping two medical office buildings in Tennessee and began constructing an expansion of one of the buildings in the second quarter of 2015. The Company spent approximately $12.4 million on these properties through June 30, 2015, including the acquisition of a land parcel for $4.3 million on which the Company is building a parking garage. The total estimated budget of the redevelopment of these properties is expected to be $51.8 million and the project is expected to be completed in the first quarter of 2017.

•
The Company is in the process of redeveloping a medical office building in Alabama, which includes the construction of a parking garage. Construction began in the second quarter of 2015. The total redevelopment budget is expected to be $15.4 million, of which $3.1 million has been spent as of June 30, 2015. Construction is expected to be completed in the fourth quarter of 2015.

Subsequent Dispositions
In July 2015, the Company disposed of an on-campus, 63,914 square foot medical office building located in Pennsylvania pursuant to an exercised purchase option. The property was previously classified as held for sale and the Company had a $7.8 million net investment as of June 30, 2015. The sales price and net cash proceeds were approximately $18.4 million. The Company recognized a $10.6 million gain upon the disposal of this property.

Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2015 were approximately $82.7 million. Inflows from accessing the debt and equity markets totaled $363.2 million, net of costs incurred. Aggregate cash outflows totaled approximately $445.9 million primarily associated with dividends paid to common stockholders and repayments of indebtedness. See Notes 3, 4 and 6 to the Condensed Consolidated Financial Statements for more information on capital markets and financing activities.

Changes in Debt Structure
On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million, which yielded a 3.885% interest rate per annum upon issuance. The Company incurred approximately $2.3 million in debt issuance costs that are included in Other assets, which will be amortized to maturity. Concurrent with this transaction, the Company settled four forward starting swap agreements for $1.7 million. The Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis.

On May 15, 2015, the Company redeemed its unsecured senior notes due 2017 at a redemption price equal to an aggregate of $333.2 million, consisting of outstanding principal of $300.0 million, accrued interest of $6.4 million, and a "make-whole" amount of approximately $26.8 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $1.2 million was written off upon redemption. The Company recognized a loss on early extinguishment of debt of approximately $28.0 million related to this redemption.

The following mortgage notes payable were repaid during the six months ended June 30, 2015:

•
In January 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.45% with outstanding principal of $15.0 million and accrued interest as of the redemption date of $0.1 million. The mortgage note encumbered a 73,548 square foot medical office building located in the state of Washington.

•
On April 1, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.0% with outstanding principal of $10.2 million. The mortgage note encumbered a 44,169 square foot medical office building located in the state of Washington.

•
On May 4, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.41% with outstanding principal of $16.3 million and accrued interest as of the redemption date of $0.1 million. The mortgage note encumbered a 142,856 square foot medical office building located in Virginia.

•
On June 1, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.25% with outstanding principal of $4.0 million. The mortgage note encumbered a 29,423 square foot medical office building located in Texas.

On June 26, 2015, upon acquisition of a 35,558 square foot medical office property in the state of Washington, the Company assumed a $9.5 million mortgage note payable (excluding a fair value premium adjustment of $0.2 million). The mortgage note payable has a contractual interest rate of 5.75% (effective rate of 5.07%).

As of June 30, 2015, the Company's outstanding balance on the Unsecured Credit Facility was $158.0 million, with a remaining borrowing capacity of approximately $542.0 million. The Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 41.6%.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth, and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At June 30, 2015, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Common Stock Issuances
During the six months ended June 30, 2015, the Company sold 1,445,114 shares of common stock under its at-the-market equity offering program, generating $39.5 million in net proceeds at prices ranging from $26.35 to $29.15 per share (weighted average of $27.78 per share). Of this amount, the Company sold 304,752 shares of common stock during the second quarter of 2015 generating $8.3 million in net proceeds at prices ranging from $27.04 to $28.00 per share (weighted average of $27.77 per share).

The Company's existing sales agreements with four investment banks allow sales under this program of up to 9,000,000 shares of common stock, with 936,525 authorized shares remaining available to be sold under the these agreements as of July 31, 2015.

Operating Activities
Cash flows provided by operating activities increased from $51.2 million for the six months ended June 30, 2014 to $67.8 million for the six months ended June 30, 2015. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

Expiring Leases
The Company expects that approximately 10% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 411 leases that have expired, or will expire during 2015 including those in holdover. Approximately 89% of the leases expiring in 2015 are located in buildings on hospital campuses, are distributed throughout the portfolio and are not concentrated with any one tenant, health system or market area. The Company typically expects 75% to 90% of multi-tenant property leases to renew upon expiration, and the renewals for the first six months of the year are within this range.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2015, 83% of the Company's multi-tenant leased square footage allows for some recovery of operating expenses, with 50% recovering all allowable expenses.

Termination of Defined Benefit Pension Plan
The Company has had a defined benefit pension plan, referred to elsewhere in this report as the "Executive Retirement Plan", since its inception that provides benefits for three founding officers and the surviving spouse of another founding officer. No participants have been added to the plan since 1994. The plan is subject to non-cash valuation fluctuations each year based on changes in mortality assumptions and changing discount rates. Given these fluctuations and the applicability of the plan to only a small number of Company employees, the Company terminated the plan to eliminate a level of volatility and uncertainty to the Company’s financial results. See Note 7 in this Form 10-Q for additional information regarding the plan termination and the future payments of benefits to the plan participants.

Casualty Loss
The Company owns a medical office building in Oklahoma that sustained damage from a tornado on May 6, 2015. As of June 30, 2015, the Company estimated its expenditures related to returning the property to its previous operating condition to be approximately $2.2 million. The Company estimates recoveries for restoration costs of approximately $2.1 million. In addition, as of June 30, 2015, the Company estimated that it will receive insurance proceeds related to lost rental revenue of approximately $0.2 million for the period of May 6, 2015 to June 30, 2015. This amount was recognized in rental income on the Company's Condensed Consolidated Statements of Operations. The Company believes that it is probable that it will recover any losses due to business interruption and expects all repairs to be completed and tenants to return to occupancy throughout the remainder of the year.
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

FFO for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily impacted by the various acquisitions and dispositions during the period, the effects of capital market transactions and the results of operations of the portfolio from period to period. FFO for the three and six months ended June 30, 2015 was negatively impacted by $28.0 million, or $0.28 per common share, as a result of the extinguishment of debt and $5.3 million, or $0.05 per common share, as a result of the termination of the Executive Retirement Plan. FFO for the three and six months ended June 30, 2014 was positively impacted by $1.9 million, or $0.02 per common share, by a cash reimbursement for certain operating expenses paid by the Company for years 2006 through 2013.

The table below reconciles FFO to net income attributable to common stockholders for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net Income Attributable to Common Stockholders	$17,916	$5,971	$23,298	$9,823
Gain on sales of properties	(41,549)	(3)	(41,549)	(3)
Impairments of real estate assets	—	3,105	3,328	6,529
Real estate depreciation and amortization	28,542	27,017	57,074	53,266
Total adjustments	(13,007)	30,119	18,853	59,792
Funds from Operations Attributable to Common Stockholders	$4,909	$36,090	$42,151	$69,615
Funds from Operations per Common Share—Basic	$0.05	$0.38	$0.43	$0.74
Funds from Operations per Common Share—Diluted	$0.05	$0.38	$0.42	$0.73
Weighted Average Common Shares Outstanding—Basic	99,273	94,508	98,819	94,331
Weighted Average Common Shares Outstanding—Diluted	99,945	95,978	99,554	95,788

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

The following table reflects the Company's same store NOI for the three months ended June 30, 2015 and 2014.

			Same Store NOI for the
			Three Months Ended June 30,
(Dollars in thousands)	Number of Properties	Investment at June 30, 2015	2015	2014
Multi-tenant Properties	127	$2,006,981	$36,014	$33,398
Single-tenant Net Lease Properties	32	455,212	11,591	11,070
Total	159	$2,462,193	$47,605	$44,468

Properties included in the same store analysis are generally stabilized properties that have been included in operations and are consistently reported as leased and stabilized properties for the duration of the year-over-year comparison period presented. Accordingly, properties that were recently acquired or disposed of, and properties classified as held for sale are excluded from the same store analysis. In addition, the Company excludes properties that have less than 60% occupancy or that experience a loss of occupancy over 30% in a single quarter that is expected to continue for a period of at least two quarters.
The following tables reconcile same store NOI to the respective line items in the Condensed Consolidated Statements of Operations and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014
Rental income	$95,450	$89,279
Rental lease guaranty income (a)	937	1,160
Property operating expense	(33,927)	(33,635)
Exclude Straight-line rent revenue (b)	(2,475)	(2,504)
NOI	59,985	54,300
NOI not included in same store	(12,380)	(9,832)
Same store NOI	$47,605	$44,468
___________
(a) Other operating income reconciliation:
Rental lease guaranty income	$937	$1,160
Interest income	156	130
Management fee income	80	77
Other	54	56
	$1,227	$1,423

(b) Rental income reconciliation:
Property operating	$75,470	$71,029
Single-tenant net lease	17,505	15,746
Straight-line rent	2,475	2,504
	$95,450	$89,279

Reconciliation of Same Store Property Count:

Property Count as of June 30, 2015
Same Store Properties	159
Acquisitions	18
Reposition	19
Total Owned Real Estate Properties	196

Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The Company’s results of operations for the three months ended June 30, 2015 compared to the same period in 2014 were significantly impacted by acquisitions, dispositions, impairments recorded, gains on sales of real estate, capital markets transactions and changes due to the Company's adoption of Accounting Standards Update ("ASU") No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

Revenues
Rental income increased $6.2 million, or 6.9%, to approximately $95.5 million for the three months ended June 30, 2015 compared to $89.3 million in the prior year period and is comprised of the following:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Property operating	$75,470	$71,029	$4,441	6.3%
Single-tenant net lease	17,505	15,746	1,759	11.2%
Straight-line rent	2,475	2,504	(29)	(1.2)%
Total rental income	$95,450	$89,279	$6,171	6.9%

Property operating income increased $4.4 million, or 6.3%, from the prior year period as a result of the following activity:

•	Acquisitions in 2014 and 2015 contributed $2.9 million.

•	Leasing activity including contractual rent increases contributed $1.6 million.

•	Conversion from single-tenant net lease caused an increase of $0.2 million.

•	Conversion to single-tenant net lease caused a decrease of $0.3 million.

Single-tenant net lease revenue increased $1.8 million, or 11.2%, from the prior year period as a result of the following activity:

•	The Company's 2014 acquisition contributed $1.0 million.

•	Leasing activity including contractual rent increases contributed $0.6 million.

•	Conversion to property operating income caused a decrease of $0.3 million.

•	Conversion from property operating income caused an increase of $0.5 million.

Mortgage interest income decreased $0.9 million, or 96.8%, from the prior year period as a result of the Company's 2014 acquisition of a property in Oklahoma affiliated with Mercy Health previously funded under a construction mortgage note receivable.

Expenses
Property operating expenses increased $0.3 million, or 0.9%, for the three months ended June 30, 2015 compared to the prior year period as a result of the following activity:

•	The Company's 2014 and 2015 acquisitions caused an increase of $1.1 million.

•	The Company experienced increases in security expense due to the refund received in the prior year of approximately $0.2 million and compensation-related expenses of approximately $0.1 million.

•	The Company experienced overall decreases in utilities of approximately $0.4 million and real estate taxes of approximately $0.8 million.

General and administrative expenses increased approximately $1.1 million, or 18.6%, for the three months ended June 30, 2015 compared to the prior year period primarily due to compensation-related expenses of $1.0 million.
Depreciation expense increased $2.1 million, or 8.4%, for the three months ended June 30, 2015 compared to the prior year period. Properties acquired in 2014 and 2015 contributed an increase of $1.2 million. The remaining $0.9 million increase is related to various building and tenant improvement expenditures.
Other income (expense)
In 2015, the Company recorded gains on the sale of three properties upon disposition of approximately $41.5 million. The gains are included in Income from Continuing Operations in the Company's Condensed Consolidated Statements of Operations. Prior to the Company's January 1, 2015 adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” this impairment charge would have been recorded in discontinued operations.
Interest expense decreased $0.9 million for the three months ended June 30, 2015 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Contractual interest	$16,289	$17,020	$(731)	(4.3)%
Net discount/premium accretion	123	252	(129)	(51.2)%
Deferred financing costs amortization	803	794	9	1.1%
Interest rate swap amortization	31	—	31	—%
Interest cost capitalization	(33)	—	(33)	—%
Total interest expense	$17,213	$18,066	$(853)	(4.7)%

Total interest expense decreased $0.9 million primarily due to the following activity:

•	The redemption of the Senior Notes due 2017 resulted in a decrease in interest expense of approximately $2.6 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.6 million.

•	The issuance of the Senior Notes due 2025 caused an increase in interest expense of approximately $1.9 million.

•	A higher weighted average outstanding balance on the Company's unsecured credit facility due 2017 caused an increase in interest expense of approximately $0.3 million.

•	Mortgage notes payable assumed as part of the Company's 2014 and 2015 acquisitions resulted in an increase in interest expense of approximately $0.2 million.
Loss on extinguishment of debt of approximately $28.0 million is associated with the redemption of the Senior Notes due 2017. See Note 3 to the Condensed Consolidated Financial Statements for more information.
Pension termination of approximately $5.3 million represents the effect of the Company's termination of the Executive Retirement Plan in 2015. See Note 7 to the Condensed Consolidated Financial Statements for more information.
The Company recognized an impairment of internally-developed software of approximately $0.7 million in 2015, which was abandoned for a third party program that was previously unavailable.
Interest and other income decreased approximately $1.9 million primarily due to a refund received in 2014 of the over payment of prior year expenses.

Discontinued Operations
Results from discontinued operations for the three months ended June 30, 2015 were income of $0.3 million compared to a loss of $3.0 million for the three months ended June 30, 2014. These amounts include the results of operations and impairments related to assets classified as held for sale or disposed of as of December 31, 2014. See Note 2 to the Company's Condensed Consolidated Financial Statements accompanying this report for more detail regarding the impact of the Company's January 1, 2015 adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”
Results of Operations
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The Company’s results of operations for the six months ended June 30, 2015 compared to the same period in 2014 were significantly impacted by acquisitions, dispositions, impairments recorded, gains on sales of real estate, capital markets transactions and changes due to the Company's adoption of Accounting Standards Update ("ASU") No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

Revenues
Rental income increased $14.7 million, or 8.4%, to approximately $190.5 million for the six months ended June 30, 2015 compared to $175.8 million in the prior year period and is comprised of the following:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Property operating	$150,124	$140,303	$9,821	7.0%
Single-tenant net lease	35,053	30,677	4,376	14.3%
Straight-line rent	5,307	4,801	506	10.5%
Total rental income	$190,484	$175,781	$14,703	8.4%

Property operating income increased $9.8 million, or 7.0%, from the prior year period as a result of the following activity:

•	Acquisitions in 2014 and 2015 contributed $7.0 million.

•	Leasing activity including contractual rent increases contributed $3.0 million.

•	Conversion from single-tenant net lease caused an increase of $0.4 million.

•	Conversion to single-tenant net lease caused a decrease of $0.6 million.

Single-tenant net lease revenue increased $4.4 million, or 14.3%, from the prior year period as a result of the following activity:

•	The Company's 2014 acquisition contributed $2.8 million.

•	Leasing activity including contractual rent increases contributed $1.3 million.

•	Conversion to property operating income caused a decrease of $0.6 million.

•	Conversion from property operating income caused an increase of $0.9 million.

Straight-line rent increased $0.5 million, or 10.5%, from the prior year period primarily as a result of the Company's 2014 and 2015 acquisitions.

Mortgage interest income decreased $3.5 million, or 98.3%, from the prior year period as a result of the following activity:

•	Mortgage interest income decreased approximately $1.0 million related to a mortgage note receivable that the Company received a deed in lieu of foreclosure during the first quarter of 2014.

•	The Company's 2014 acquisition of a property in Oklahoma affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $2.4 million.

•	Other payoffs, offset by fundings, resulted in a decrease of $0.1 million.

Expenses
Property operating expenses increased $1.7 million, or 2.6%, for the six months ended June 30, 2015 compared to the prior year period as a result of the following activity:

•	The Company's 2014 and 2015 acquisitions caused an increase of $2.6 million.

•	The Company experienced increases in compensation-related expenses of approximately $0.3 million.

•	The Company experienced overall decreases in utilities of approximately $0.4 million, maintenance and repairs of approximately $0.4 million and real estate taxes of approximately $0.5 million.

General and administrative expenses increased approximately $1.8 million, or 15.6%, for the six months ended June 30, 2015 compared to the prior year period primarily due to compensation-related expenses.
Depreciation expense increased $4.8 million, or 9.9%, for the six months ended June 30, 2015 compared to the prior year period. Properties acquired in 2014 and 2015 contributed an increase of $3.1 million. The remaining $1.7 million increase is related to various building and tenant improvement expenditures.
Other income (expense)
In 2015, the Company recorded gains on the sale of three properties of approximately $41.5 million. The gains are included in Income from Continuing Operations in the Company's Condensed Consolidated Statements of Operations. Prior to the Company's January 1, 2015 adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” this impairment charge would have been recorded in discontinued operations.
Interest expense decreased $0.4 million for the six months ended June 30, 2015 compared to the prior year period. The components of interest expense are as follows:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Contractual interest	$33,493	$33,939	$(446)	(1.3)%
Net discount/premium accretion	454	496	(42)	(8.5)%
Deferred financing costs amortization	1,591	1,549	42	2.7%
Interest rate swap amortization	31	—	31	—%
Interest cost capitalization	(33)	—	(33)	—%
Total interest expense	$35,536	$35,984	$(448)	(1.2)%

Total interest expense decreased $0.4 million primarily due to the following activity:

•	The redemption of the Senior Notes due 2017 resulted in a decrease in interest expense of approximately $2.6 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.8 million.

•	The issuance of the Senior Notes due 2025 caused an increase in interest expense of approximately $1.9 million.

•	Borrowings under the unsecured credit facility due 2017 and unsecured term loan facility due 2019 caused an increase in interest expense of approximately $0.7 million.

•	Mortgage notes payable assumed as part of the Company's 2014 and 2015 acquisitions resulted in an increase in interest expense of approximately $0.5 million.
Loss on extinguishment of debt of approximately $28.0 million is associated with the redemption of the Senior Notes due 2017. See Note 3 to the Condensed Consolidated Financial Statements for more information.
Pension termination of approximately $5.3 million represents the effect of the Company's termination of the Executive Retirement Plan in 2015. See Note 7 to the Condensed Consolidated Financial Statements for more information.
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
The Company recognized an impairment of internally-developed software of approximately $0.7 million in 2015, which was abandoned for a third party program that was previously unavailable.
Interest and other income decreased approximately $1.9 million primarily due to a refund received in 2014 of the over payment of prior year expenses.
Discontinued Operations
Results from discontinued operations for the six months ended June 30, 2015 were income of $0.7 million compared to a loss of $6.5 million for the six months ended June 30, 2014. These amounts include the results of operations and impairments related to assets classified as held for sale or disposed of as of December 31, 2014. See Note 2 to the Company's Condensed Consolidated Financial Statements accompanying this report for more detail, regarding the impact of the Company's January 1, 2015 adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2015, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2015, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	—	—	—
May 1 - May 31	2,837	$24.56	—	—
June 1 - June 30	—	—	—	—
Total	2,837

Item 5. Other Information
On August 4, 2015, the Company amended its 2015 Stock Incentive Plan to clarify that neither stock options nor stock appreciation rights are available for issuance under the plan. On August 4, 2015, the Company also amended its 2010 Restricted Stock Implementation for Non-Employee Directors and its Executive Incentive Program to incorporate the new 2015 Stock Incentive Plan. These programs had originally been adopted under the Company’s 2007 Employees Stock Incentive Plan. The general description of these amendments is qualified in its entirety by reference to the complete text of the amendments which are filed as Exhibits 10.3, 10.4 and 10.5 to this Form 10-Q.

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.3 thereto)(4)

Exhibit 4.5	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 10.1	Second Amendment to Healthcare Realty Trust Incorporated Second Amended and Restated Executive Retirement Plan, dated as of May 5, 2015(8)

Exhibit 10.2	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan(9)

Exhibit 10.3	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed herewith)

Exhibit 10.4	Amendment No. 2 to the 2010 Restricted Stock Implementation For Non-Employee Directors (filed herewith)

Exhibit 10.5	Amendment No. 1 to the Executive Incentive Program of Healthcare Realty Trust Incorporated (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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
________________

(1) The Company's Second Articles of Amendment and Restatement and Amended and Restated Bylaws were amended on May 12, 2015 and the amendments were previously filed with the SEC. Pursuant to Item 601(b)(3) of Regulation S-K, the full, as amended, documents are filed herewith.
(2) Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3)Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.
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
(8) Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2015 and hereby incorporated by reference.
(9) Filed as Appendix B to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ SCOTT W. HOLMES
Scott W. Holmes Executive Vice President and Chief Financial Officer

Date:	August 5, 2015

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.3 thereto)(4)

Exhibit 4.5	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 10.1	Second Amendment to Healthcare Realty Trust Incorporated Second Amended and Restated Executive Retirement Plan, dated as of May 5, 2015(8)

Exhibit 10.2	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan(9)

Exhibit 10.3	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed herewith)

Exhibit 10.4	Amendment No. 2 to the 2010 Restricted Stock Implementation For Non-Employee Directors (filed herewith)

Exhibit 10.5	Amendment No. 1 to the Executive Incentive Program of Healthcare Realty Trust Incorporated (filed herewith)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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
________________

(1) The Company's Second Articles of Amendment and Restatement and Amended and Restated Bylaws were amended on May 12, 2015 and the amendments were previously filed with the SEC. Pursuant to Item 601(b)(3) of Regulation S-K, the full, as amended, documents are filed herewith.
(2) Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3)Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.
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
(8) Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2015 and hereby incorporated by reference.
(9) Filed as Appendix B to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.