Form 10-Q
period 2015-09-30
HEALTHCARE REALTY TRUST INC
filed 2015-11-04
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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

As of October 30, 2015, the Registrant had 100,640,368 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Real estate properties:
Land	$186,108	$183,060
Buildings, improvements and lease intangibles	3,042,367	3,048,251
Personal property	9,833	9,914
Construction in progress	15,455	—
Land held for development	17,475	17,054
	3,271,238	3,258,279
Less accumulated depreciation and amortization	(737,398)	(700,671)
Total real estate properties, net	2,533,840	2,557,608
Cash and cash equivalents	8,497	3,519
Mortgage notes receivable	—	1,900
Assets held for sale and discontinued operations, net	6,380	9,146
Other assets, net	192,969	185,337
Total assets	$2,741,686	$2,757,510
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,381,285	$1,403,692
Accounts payable and accrued liabilities	65,839	70,240
Liabilities of discontinued operations	216	372
Other liabilities	65,648	62,152
Total liabilities	1,512,988	1,536,456
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 100,477 and 98,828 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,005	988
Additional paid-in capital	2,435,849	2,389,830
Accumulated other comprehensive loss	(1,611)	(2,519)
Cumulative net income attributable to common stockholders	891,027	840,249
Cumulative dividends	(2,097,572)	(2,007,494)
Total stockholders' equity	1,228,698	1,221,054
Total liabilities and stockholders' equity	$2,741,686	$2,757,510

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Rental income	$95,383	$92,095	$285,867	$267,877
Mortgage interest	29	44	91	3,634
Other operating	1,313	1,474	3,931	4,345
	96,725	93,613	289,889	275,856
EXPENSES
Property operating	35,247	34,204	103,437	100,671
General and administrative	6,258	5,185	19,709	16,818
Depreciation	26,571	25,345	79,511	73,503
Amortization	2,386	2,656	7,528	8,190
Bad debts, net of recoveries	(21)	3	(202)	123
	70,441	67,393	209,983	199,305
OTHER INCOME (EXPENSE)
Gain on sales of properties	5,915	—	47,464	—
Interest expense	(15,113)	(18,192)	(50,649)	(54,176)
Loss on extinguishment of debt	—	—	(27,998)	—
Pension termination	—	—	(5,260)	—
Impairment of real estate assets	(310)	—	(3,638)	—
Impairment of internally-developed software	—	—	(654)	—
Interest and other income, net	72	409	311	2,545
	(9,436)	(17,783)	(40,424)	(51,631)
INCOME FROM CONTINUING OPERATIONS	16,848	8,437	39,482	24,920
DISCONTINUED OPERATIONS
Income from discontinued operations	61	221	725	238
Impairments of real estate assets	—	(4,505)	—	(11,034)
Gain on sale of property	10,571	—	10,571	3
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	10,632	(4,284)	11,296	(10,793)
NET INCOME	27,480	4,153	50,778	14,127
Less: Net income attributable to noncontrolling interests	—	(162)	—	(313)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$27,480	$3,991	$50,778	$13,814
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.17	$0.09	$0.40	$0.26
Discontinued operations	0.11	(0.05)	0.11	(0.11)
Net income attributable to common stockholders	$0.28	$0.04	$0.51	$0.15
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.17	$0.09	$0.40	$0.26
Discontinued operations	0.10	(0.05)	0.11	(0.12)
Net income attributable to common stockholders	$0.27	$0.04	$0.51	$0.14
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	99,337	95,858	98,994	94,846
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	99,997	97,329	99,694	96,310
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30	$0.90	$0.90
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$27,480	$4,153	$50,778	$14,127
Other comprehensive income (loss):
Defined benefit plans:
Reclassification adjustment for losses included in net income (Pension termination)	—	—	2,519	—
Forward starting interest rate swaps:
Losses arising during the periods	—	—	(1,684)	—
Reclassification adjustment for losses included in net income (Interest expense)	42	—	73	—
Total other comprehensive income	27,522	4,153	51,686	14,127
Less: comprehensive income attributable to noncontrolling interests	—	(162)	—	(313)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$27,522	$3,991	$51,686	$13,814

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$50,778	$14,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,000	86,349
Stock-based compensation	4,558	3,400
Straight-line rent receivable	(7,671)	(7,907)
Straight-line rent liability	583	522
Gain on sales of real estate assets	(58,092)	(3)
Loss on extinguishment of debt	27,998	—
Impairments of real estate assets	3,638	11,034
Pension termination	5,260	—
Impairment of internally-developed software	654	—
Provision for bad debts, net	(203)	126
Changes in operating assets and liabilities:
Other assets	(2,502)	(16,231)
Accounts payable and accrued liabilities	(2,285)	(10,644)
Other liabilities	594	(3,123)
Net cash provided by operating activities	113,310	77,650
INVESTING ACTIVITIES
Acquisitions of real estate	(70,043)	(37,694)
Development of real estate	(10,165)	—
Acquisition of additional long-lived assets	(35,709)	(54,899)
Funding of mortgages and notes receivable	—	(1,244)
Proceeds from acquisition of real estate upon mortgage note receivable default	—	204
Proceeds from sales of real estate	134,432	6,134
Proceeds from mortgages and notes receivable repayments	1,914	5,618
Net cash provided by (used in) investing activities	20,429	(81,881)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	57,000	(154,000)
Borrowings on term loan	—	200,000
Borrowings on notes and bonds payable	249,793	—
Repayments on notes and bonds payable	(49,632)	(4,415)
Redemption of notes and bonds payable	(333,222)	—
Dividends paid	(90,078)	(86,923)
Net proceeds from issuance of common stock	41,757	52,712
Common stock redemptions	(271)	(382)
Settlement of swaps	(1,684)	—
Distributions to noncontrolling interest holders	—	(380)
Purchase of noncontrolling interest	—	(8,189)
Debt issuance and assumption costs	(2,424)	(1,179)
Net cash used in financing activities	(128,761)	(2,756)
Increase (decrease) in cash and cash equivalents	4,978	(6,987)
Cash and cash equivalents, beginning of period	3,519	8,671
Cash and cash equivalents, end of period	$8,497	$1,684

Supplemental Cash Flow Information:
Interest paid	$55,995	$59,227
Company-financed real estate property sales	$—	$1,900
Invoices accrued for construction, tenant improvement and other capitalized costs	$8,924	$4,662
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$19,431	$12,618
Capitalized interest	$113	$—
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company had investments of approximately $3.2 billion in 195 real estate properties as of September 30, 2015. The Company’s 195 owned real estate properties are located in 30 states and total approximately 14.1 million square feet. The Company provided property management services to approximately 9.6 million square feet nationwide.

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

Notes to Condensed Consolidated Financial Statements - Continued

New Accounting Pronouncements
Accounting Standards Update No. 2015-03
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard requires debt issuance costs to be reported in the balance sheet as a direct reduction from the face amount of the note to which it is directly related. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest" which allowed entities to defer and present debt issuance costs related to line-of-credit arrangements as assets, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date." This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The Company has not yet determined the effects on the Consolidated Financial Statements and related notes resulting from the adoption of this new standard.

Reclassifications
Certain amounts in the Company’s Condensed Consolidated Balance Sheets have been reclassified for the current period presentation of assets held for sale and related liabilities.

Note 2. Real Estate Investments
2015 Acquisitions
Third Quarter
In September 2015, the Company acquired a 52,813 square foot medical office property in Seattle, Washington for a purchase price of $28.0 million, including cash consideration of $18.6 million and the assumption of debt of $9.4 million (excluding a $0.3 million fair value premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual annual interest rate of 5.00% and matures on July 10, 2019. The property is located on the campus of Providence Health's Swedish Medical Center, a 624-bed acute care hospital. Upon acquisition, the property was 100% leased by one tenant whose lease expires in 2023.

Notes to Condensed Consolidated Financial Statements - Continued

Also in September 2015, the Company acquired a 47,508 square foot medical office building in Denver, Colorado for a purchase price of $6.5 million, including cash consideration of $6.3 million and purchase price credits of $0.2 million. The property is located in close proximity to Catholic Health Initiatives' St. Anthony Hospital, a 224-bed acute care hospital. Upon acquisition, the building was 73% leased.
Second Quarter
In June 2015, the Company acquired a 35,558 square foot medical office property in Seattle, Washington for a purchase price of $14.0 million, including cash consideration of $4.4 million, a purchase price credit of $0.1 million, and the assumption of debt of $9.5 million (excluding a $0.2 million fair value premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual annual interest rate of 5.75% and matures on March 3, 2020. The property is located on the Catholic Health Initiatives campus of Highline Medical Center, a 177-bed general acute care hospital. Upon acquisition, the property was 93% leased, with leases to the hospital comprising 69% of the rentable square feet.
First Quarter
In January 2015, the Company acquired a 110,679 square foot medical office building in San Jose, California for a purchase price of $39.3 million, including cash consideration of $39.0 million and purchase price credits of $0.3 million. The property is located adjacent to two hospital campuses, Kaiser Permanente, a 106-bed hospital, and Washington Hospital Healthcare System, a 353-bed hospital. Upon acquisition, this property was 97% leased, with leases to the two hospitals comprising 59% of the rentable square feet.

The following table details the Company's acquisitions for the nine months ended September 30, 2015:

(Dollars in millions)	Date Acquired	Purchase Price	Purchase Price Credits	Mortgage Notes Payable Assumed (1)	Cash Consideration (2)	Real Estate	Other (3)	Square Footage
Real estate acquisitions
California	1/15/15	$39.3	$(0.3)	$—	$39.0	$39.2	$(0.2)	110,679
Washington	6/26/15	14.0	(0.1)	(9.5)	4.4	13.8	0.1	35,558
Washington	9/1/15	28.0	—	(9.4)	18.6	27.8	0.2	52,813
Colorado	9/14/15	6.5	(0.2)	—	6.3	6.3	—	47,508
		$87.8	$(0.6)	$(18.9)	$68.3	$87.1	$0.1	246,558
______

(1)	The mortgage notes payable assumed in the acquisitions do not reflect the fair value adjustment of $0.5 million recorded by the Company upon acquisition (included in Other).

(2)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(3)	Includes assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.
Subsequent Acquisitions
In October 2015, the Company acquired a 33,169 square foot medical office building in Tacoma, Washington for a purchase price of $8.8 million, including cash consideration of $7.5 million. Upon acquisition, this property was 100% leased. As part of this transaction, the Company also acquired a neighboring 12,077 square foot vacant office building that the Company intends to demolish and hold for future development. The buildings are located adjacent to Tacoma General Hospital, a 340-bed hospital owned by MultiCare Health.
In November 2015, the Company acquired a 99,942 square foot medical office building in Oakland, California for a purchase price of $47.0 million, including cash consideration of $43.1 million. Upon acquisition, the property was 97% leased with expirations through 2026.  The building is located on the Sutter Health's Alta Bates Summit Medical Center campus, a 326-bed acute care hospital.

Notes to Condensed Consolidated Financial Statements - Continued

2015 Dispositions
Third Quarter
In July 2015, the Company disposed of an on-campus, 63,914 square foot medical office building located in Pennsylvania pursuant to an exercised purchase option. The property was previously classified as held for sale, and the Company had a $7.4 million net investment. The sales price and net cash proceeds were approximately $18.4 million. The Company recognized a $10.6 million gain upon the disposal of this property, net of straight-line rent receivables and other assets.
In September 2015, the Company completed the following dispositions:

•
an on-campus, 119,903 square foot medical office building located in Florida, in which the Company had a net investment of $10.5 million. The sales price for the building was approximately $16.3 million comprised of net cash proceeds of $15.8 million and closing costs of approximately $0.5 million. The Company recognized a $5.1 million gain upon the disposal of this property, net of straight-line rent receivables and other assets;

•
an on-campus, 40,782 square foot medical office building located in Arizona, in which the Company had a net investment of $2.0 million. The sales price and cash proceeds were approximately $3.0 million. The Company recognized a $0.8 million gain on the disposal, net of straight-line receivables and other assets;

•
an off-campus, 13,478 square foot medical office building located in Missouri, in which the Company had a net investment of $2.9 million. The sales price for the building was approximately $3.0 million comprised of net cash proceeds of $2.8 million and tenant improvement credits of $0.2 million. The Company recorded a $0.3 million impairment on the disposal, net of straight-line rent receivables and other assets; and

•	a Company-financed mortgage note receivable totaling $1.9 million was repaid.
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

The following table details the Company's dispositions for the nine months ended September 30, 2015:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Company-financed Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage
Real estate dispositions
Virginia	5/21/2015	$1.0	$—	$—	$1.0	$0.3	$—	$0.7	5,323
Indiana (1)	6/30/2015	97.0	(3.7)	—	93.3	50.5	1.9	40.9	175,999
Pennsylvania (2)	7/17/2015	18.4	—	—	18.4	7.4	0.4	10.6	63,914
Florida	9/16/2015	16.3	(0.5)	—	15.8	10.5	0.2	5.1	119,903
Arizona	9/25/2015	3.0	—	—	3.0	2.0	0.2	0.8	40,782
Missouri	9/30/2015	3.0	(0.2)	—	2.8	2.9	0.2	(0.3)	13,478
Total dispositions		138.7	(4.4)	—	134.3	73.6	2.9	57.8	419,399
Mortgage note repayments		—	—	1.9	1.9	—	—	—	—
		$138.7	$(4.4)	$1.9	$136.2	$73.6	$2.9	$57.8	419,399
______

(1)	Includes two properties.

(2)	Previously included in assets held for sale.

Notes to Condensed Consolidated Financial Statements - Continued

Assets Held for Sale
At September 30, 2015 and December 31, 2014, the Company had two properties classified as held for sale. The two properties classified as held for sale as of September 30, 2015 are:

•
an off-campus medical office building located in Arizona that was reclassified to held for sale in connection with management's decision to sell the property. The Company is under contract to sell the property for $5.3 million and expects to close the sale in the fourth quarter of 2015. The Company recorded an impairment charge of $3.3 million in the first quarter of 2015 to record the property at estimated fair value less costs to sell, which was based on a purchase and sale agreement, a level 3 input, that was subsequently terminated; and

•	an on-campus medical office building located in Georgia.
The table below reflects the assets and liabilities of the properties classified as held for sale as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Balance Sheet data:
Land	$2,524	$422
Buildings, improvements and lease intangibles	10,728	12,822
Personal property	7	13
	13,259	13,257
Accumulated depreciation	(6,928)	(4,464)
Assets held for sale, net	6,331	8,793
Other assets, net (including receivables)	49	353
Assets of discontinued operations, net	49	353
Assets held for sale and discontinued operations, net	$6,380	$9,146

Accounts payable and accrued liabilities	$175	$86
Other liabilities	41	286
Liabilities of discontinued operations	$216	$372

Notes to Condensed Consolidated Financial Statements - Continued

Discontinued Operations
The Company adopted Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” ("ASU 2014-08") during the first quarter of 2015. As of December 31, 2014, the Company had two properties classified as held for sale and recorded in discontinued operations. One of the properties, which is located in Pennsylvania, was sold in July 2015 and the other property, which is located in Georgia, will remain classified as discontinued operations until the property is sold. See "2015 Dispositions" above. During the nine months ended September 30, 2015, the Company reclassified a property to held for sale upon management's decision to sell the property that did not meet the amended criteria under ASU 2014-08 as a discontinued operation. Therefore, the operating results of the property are not included in the table below which reflects the results of operations of the properties included in discontinued operations on the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Statements of Operations data:
Revenues
Rental income	$62	$1,357	$752	$4,326
Other operating	—	1	—	4
	62	1,358	752	4,330
Expenses
Property operating	2	724	48	2,631
General and administrative	—	6	—	18
Depreciation	—	419	—	1,449
Bad debts, net of recoveries	(1)	(4)	(1)	3
	1	1,145	47	4,101
Other Income (Expense)
Interest and other income, net	—	8	20	9
	—	8	20	9
Discontinued Operations
Income from discontinued operations	61	221	725	238
Impairments of real estate assets	—	(4,505)	—	(11,034)
Gain on sale of properties	10,571	—	10,571	3
Income (Loss) from Discontinued Operations	$10,632	$(4,284)	$11,296	$(10,793)

Note 3. Notes and Bonds Payable
2015 Activity
Third Quarter
On September 1, 2015, upon acquisition of a 52,813 square foot medical office property in Seattle, Washington, the Company assumed a $9.4 million mortgage note payable (excluding a fair value premium adjustment of $0.3 million). The mortgage note payable has a contractual interest rate of 5.00% (effective rate of 4.17%).

In September 2015, the Company received a credit rating upgrade. This upgrade, coupled with another upgrade that the Company received earlier in the year, resulted in a decrease in the spread over LIBOR on outstanding borrowings on the unsecured credit facility due 2017 (decreasing from 1.40% to 1.15%) and the unsecured term loan facility due 2019 (decreasing from 1.45% to 1.20%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments on its unsecured credit facility due 2017 that decreased from 0.3% to 0.2%. The rate decreases were effective on September 14, 2015.

Notes to Condensed Consolidated Financial Statements - Continued

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

The following mortgage notes payable were repaid during the second quarter:

•
On April 1, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.0% with outstanding principal of $10.2 million. The mortgage note encumbered a 44,169 square foot medical office building located in the Washington State.

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

On June 26, 2015, upon acquisition of a 35,558 square foot medical office property in Seattle, Washington, the Company assumed a $9.5 million mortgage note payable (excluding a fair value premium adjustment of $0.2 million). The mortgage note payable has a contractual interest rate of 5.75% (effective rate of 5.07%).

First Quarter
On January 30, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.45% and consisting of outstanding principal of $15.0 million and accrued interest as of the redemption date of $0.1 million. The mortgage note encumbered a 73,548 square foot medical office building located in Washington State.

Subsequent Activity
On October 1, 2015, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.4% with outstanding principal of $10.6 million. The mortgage note encumbered a 88,408 square foot medical office building located in Virginia.

Note 4. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
In addition to operational risks which arise in the normal course of business, the Company is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's objective in using interest rate derivatives is to manage its exposure to interest rate movements on its variable rate debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount.

Notes to Condensed Consolidated Financial Statements - Continued

During the nine months ended September 30, 2015, the Company entered into four forward starting interest rate swaps with a total notional value of $225.0 million to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of long-term debt. That debt was issued in April 2015, as discussed in Note 3, and the forward starting interest rate swaps were terminated. As a result, the Company realized a loss at the termination date which was deferred and will be amortized over the term of the Senior Notes due 2025. As of September 30, 2015, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income or loss (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2015 was as follows (in thousands):

(Dollars in thousands)	Location	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Loss on forward starting interest rate swap agreements recognized in OCI	OCI	$—	$(1,684)
Amount of loss reclassified from accumulated OCI into Income (effective portion)	Interest Expense	$(42)	$(73)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	—	$—	$—

The Company estimates that an additional $0.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges during the nine months ended September 30, 2015.

Note 5. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Redevelopment Activity
The Company is in the process of redeveloping two medical office buildings in Tennessee and began constructing an expansion of one of the buildings in the second quarter of 2015. The Company spent approximately $15.0 million on the redevelopment of these properties through September 30, 2015, including the acquisition of a land parcel for $5.0 million on which the Company is building a parking garage. The total estimated budget of the redevelopment of these properties is expected to be $51.8 million and the project is expected to be completed in the first quarter of 2017.

The Company is in the process of redeveloping a medical office building in Alabama, which includes the construction of a parking garage. Construction began in the second quarter of 2015. The total redevelopment budget is expected to be $15.4 million, of which $6.1 million has been spent as of September 30, 2015. Construction is expected to be completed in the fourth quarter of 2015.
Development Activity
In the third quarter of 2015, the Company began development of a 12,900 square foot retail center, which is adjacent to two of the Company's existing medical office buildings associated with Baylor Scott & White Health. The total development budget is expected to be $5.6 million, of which $1.8 million has been spent as of September 30, 2015. These amounts include $1.5 million used by the Company to purchase land in 2006 and previously recorded as land held for development. Construction is expected to be completed in the second quarter of 2016.

The table below details the Company’s construction activity as of September 30, 2015. The information included in the table below represents management’s estimates and expectations at September 30, 2015, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			Balance at September 30, 2015
(Dollars in thousands)	Number of Properties	Estimated Completion Date	Construction in Progress Fundings During the Nine Months Ended	Total Funded During the Nine Months Ended	Total Amount Funded	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction Activity
Birmingham, AL	1	Q4 2015	$4,721	$6,119	$6,119	$9,281	$15,400	138,000
Austin, TX	1	Q2 2016	1,764	1,764	1,764	3,811	5,575	12,900
Nashville, TN	2	Q1 2017	8,970	10,575	14,959	36,841	51,800	294,000
Total			$15,455	$18,458	$22,842	$49,933	$72,775	444,900
Land Held for Development
In August 2015, the Company acquired 0.38 acres of land and a 7,672 square foot medical office building in Tennessee for $2.0 million. The Company plans to demolish the building and create surface parking. The surface parking will serve as additional parking for the Company's adjacent medical office buildings pending future development.
Casualty Loss
The Company owns a medical office building in Oklahoma that sustained damage from a tornado on May 6, 2015. As of September 30, 2015, the Company estimated its expenditures related to returning the property to its previous operating condition to be approximately $2.4 million. The Company estimates recoveries for restoration costs of approximately $2.3 million. In addition, as of September 30, 2015, the Company estimated that it will receive insurance proceeds related to lost rental revenue of approximately $0.4 million for the period of May 6, 2015 to September 30, 2015. This amount was recognized in rental income on the Company's Condensed Consolidated Statements of Operations. The Company believes that it is probable that it will recover any losses due to business interruption and expects all repairs to be completed and tenants to return to occupancy throughout the remainder of the year.
Note 6. Stockholders' Equity
The following table provides a reconciliation of total stockholders' equity for the nine months ended September 30, 2015:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2014	$988	$2,389,830	$(2,519)	$840,249	$(2,007,494)	$1,221,054
Issuance of common stock	16	41,733	—	—	—	41,749
Common stock redemptions	—	(271)	—	—	—	(271)
Stock-based compensation	1	4,557	—	—	—	4,558
Net income	—	—	—	50,778	—	50,778
Amounts reclassified from accumulated other comprehensive loss arising from loss on defined benefit pension plan	—	—	2,519	—	—	2,519
Loss on forward starting interest rate swaps	—	—	(1,611)	—	—	(1,611)
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(90,078)	(90,078)
Balance at September 30, 2015	$1,005	$2,435,849	$(1,611)	$891,027	$(2,097,572)	$1,228,698

Notes to Condensed Consolidated Financial Statements - Continued

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015	December 31, 2014
Balance, beginning of period	98,828,098	95,924,339
Issuance of common stock	1,546,601	3,073,445
Nonvested share-based awards, net	102,150	(169,686)
Balance, end of period	100,476,849	98,828,098

At-The-Market Equity Offering Program
During the nine months ended September 30, 2015, the Company sold 1,494,914 shares of common stock under its at-the-market equity offering program, generating $40.8 million in net proceeds at prices ranging from $25.00 to $29.15 per share (weighted average of $27.69 per share). From January 1, 2015 through October 30, 2015, the Company sold 1,658,335 shares of common stock, generating $45.0 million in net proceeds at prices ranging from $25.00 to $29.15 per share (weighted average of $27.54 per share).

The Company's existing sales agreements with four investment banks allow sales under this program of up to 9,000,000 shares of common stock, with 723,304 authorized shares remaining available to be sold under the these agreements as of October 30, 2015.
Common Stock Dividends
During the first nine months of 2015, the Company declared and paid common stock dividends totaling $0.90 per share. On November 3, 2015, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on November 30, 2015 to stockholders of record on November 16, 2015.
Accumulated Other Comprehensive Income (Loss)
During the nine months ended September 30, 2015, the Company reclassified $2.5 million from accumulated other comprehensive loss, which is included in stockholders' equity on the Consolidated Balance Sheets, to net income as a result of the termination of the defined benefit pension plan. See Note 7 for more information regarding the termination of the defined benefit pension plan. Also, during the nine months ended September 30, 2015, the Company recorded an increase to accumulated other comprehensive loss of $1.6 million, as a result of the settlement and payment of forward-starting interest rate swaps. This amount will be reclassified out of accumulated other comprehensive loss impacting net income over the 10-year term of the associated senior note issuance. See Note 4 for more information regarding the Company's forward starting interest rate swaps.

The following table represents the changes in balances of each component and the amounts reclassified out of accumulated other comprehensive income (loss) related to the Company during the nine months ended September 30, 2015 and 2014:

	Forward-starting Interest Rate Swaps		Defined Benefit Pension Plan
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$—	$—	$(2,519)	$51
Other comprehensive income (loss) before reclassifications	(1,684)	—	—	—
Amounts reclassified from accumulated other comprehensive loss arising from loss on defined benefit pension plan	—	—	2,519	—
Amounts reclassified from accumulated other comprehensive loss	73	—	—	—
Net accumulated other comprehensive income (loss)	(1,611)	—	2,519	—
Ending balance	$(1,611)	$—	$—	$51

Notes to Condensed Consolidated Financial Statements - Continued

Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	100,440,463	97,651,673	100,101,187	96,677,774
Nonvested shares	(1,103,379)	(1,793,639)	(1,107,585)	(1,832,242)
Weighted average Common Shares outstanding—Basic	99,337,084	95,858,034	98,993,602	94,845,532
Weighted average Common Shares outstanding—Basic	99,337,084	95,858,034	98,993,602	94,845,532
Dilutive effect of restricted stock	595,930	1,369,047	597,713	1,346,032
Dilutive effect of employee stock purchase plan	63,541	101,963	102,355	118,854
Weighted average Common Shares outstanding—Diluted	99,996,555	97,329,044	99,693,670	96,310,418
Net Income (Loss)
Income from continuing operations	$16,848	$8,437	$39,482	$24,920
Noncontrolling interests’ share in net income	—	(162)	—	(313)
Income from continuing operations attributable to common stockholders	16,848	8,275	39,482	24,607
Discontinued operations	10,632	(4,284)	11,296	(10,793)
Net income attributable to common stockholders	$27,480	$3,991	$50,778	$13,814
Basic Earnings (Loss) Per Common Share
Income from continuing operations	$0.17	$0.09	$0.40	$0.26
Discontinued operations	0.11	(0.05)	0.11	(0.11)
Net income attributable to common stockholders	$0.28	$0.04	$0.51	$0.15
Diluted Earnings (Loss) Per Common Share
Income from continuing operations	$0.17	$0.09	$0.40	$0.26
Discontinued operations	0.10	(0.05)	0.11	(0.12)
Net income attributable to common stockholders	$0.27	$0.04	$0.51	$0.14

Incentive Plans
In May 2015, the Company's shareholders approved the 2015 Stock Incentive Plan (the "Incentive Plan") which authorized the Company to issue up to 3,500,000 shares of common stock to plan participants. The Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors and will continue until terminated by the Company's Board of Directors.

A summary of the activity under the stock-based incentive plans for the three and nine months ended September 30, 2015 and 2014 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based awards, beginning of period	1,103,379	1,837,855	1,057,732	1,788,168
Granted	520	—	112,789	128,199
Vested	(520)	(4,911)	(67,142)	(83,423)
Forfeited	—	(67,798)	—	(67,798)
Stock-based awards, end of period	1,103,379	1,765,146	1,103,379	1,765,146

During the nine months ended September 30, 2015 and 2014, the Company withheld 10,119 and 16,170 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

Notes to Condensed Consolidated Financial Statements - Continued

In addition to the Incentive Plan, the Company provides the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and nine months ended September 30, 2015 and 2014 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Outstanding and exercisable, beginning of period	365,219	440,471	393,902	391,108
Granted	—	—	197,640	275,655
Exercised	(3,883)	(11,668)	(39,814)	(40,988)
Forfeited	(9,807)	(5,219)	(41,253)	(44,316)
Expired	—	—	(158,946)	(157,875)
Outstanding and exercisable, end of period	351,529	423,584	351,529	423,584

Note 7. Defined Benefit Pension Plan
Effective May 5, 2015, the Company terminated its Executive Retirement Plan. The Company will pay lump sum amounts to the four plan participants. In accordance with Section 409A of the Internal Revenue Code, these amounts will be paid no earlier than twelve and no later than twenty-four months following the termination date. The Second Amendment to the Second Amended and Restated Executive Retirement Plan (the “Termination Amendment”), which provides for the termination of the plan, is incorporated by reference into this Quarterly Report on Form 10-Q. Additional information regarding the Executive Retirement Plan can be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders held on May 12, 2015.
At September 30, 2015, the Company recognized a total benefit obligation of $19.6 million in connection with the termination of the Executive Retirement Plan and recorded a charge in the second quarter of 2015 of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets that was being amortized. The charge includes amounts resulting from assumed additional years of service for two plan participants who have not reached age 65 and payments associated with FICA and other tax obligations.
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
Net periodic benefit cost recorded related to the Company’s pension plan for the three and nine months ended September 30, 2015 and 2014 is detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$—	$22	$29	$66
Interest cost	—	172	225	515
Amortization of net gain (loss)	—	117	(198)	352
Amortization of prior service cost (benefit)	—	(297)	343	(892)
Total recognized in net periodic benefit cost	$—	$14	$399	$41
Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

Cash and cash equivalents - The carrying amount approximates fair value.

Notes to Condensed Consolidated Financial Statements - Continued

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

The table below details the fair values and carrying values for notes and bonds payable and mortgage notes receivable at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,381.3	$1,396.5	$1,403.7	$1,438.8
Mortgage notes receivable (1)	$—	$—	$1.9	$1.9
______

(1)	Level 3 - Fair value derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $2.9 billion at September 30, 2015, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2015 were approximately $20.4 million. Below is a summary of the significant investing activities.

•	The Company acquired four real estate properties during the nine months ended September 30, 2015 as listed below:

•
In January 2015, the Company acquired a 110,679 square foot medical office building in San Jose, California for a purchase price of $39.3 million, including cash consideration of $39.0 million and purchase price credits of $0.3 million. The property is located adjacent to two hospital campuses, Kaiser Permanente, a 106-bed hospital, and Washington Hospital Healthcare System, a 353-bed hospital. Upon acquisition, this property was 97% leased, with leases to the two hospitals comprising 59% of the rentable square feet.

•
In June 2015, the Company acquired a 35,558 square foot medical office property in Seattle, Washington for a purchase price of $14.0 million, including cash consideration of $4.4 million, a purchase price credit of $0.1 million, and the assumption of debt of $9.5 million (excluding a $0.2 million fair value premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual annual interest rate of 5.75% and matures on March 3, 2020. The property is located on the Catholic Health Initiatives campus of Highline Medical Center, a 177-bed general acute care hospital. Upon acquisition, the property was 93% leased, with leases to the hospital comprising 69% of the rentable square feet.

•
In September 2015, the Company acquired a 52,813 square foot medical office property in Seattle, Washington for a purchase price of $28.0 million, including cash consideration of $18.6 million and the assumption of debt of $9.4 million (excluding a $0.3 million fair value premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual annual interest rate of 5.00% and matures on July 10, 2019. The property is located on the campus of Providence Health's Swedish Medical Center, a 624-bed acute care hospital. Upon acquisition, the property was 100% leased by one tenant whose lease expires in 2023.

•
Also in September 2015, the Company acquired a 47,508 square foot medical office building in Denver, Colorado for a purchase price of $6.5 million, including cash consideration of $6.3 million and purchase price credits of $0.2 million. The property is located in close proximity to Catholic Health Initiatives' St. Anthony Hospital, a 224-bed acute care hospital. Upon acquisition, the building was 73% leased.

•
The Company disposed of two properties in Indiana, an on-campus medical office building and a surgical facility, a building in Virginia, a medical office building in Pennsylvania, a medical office building in Florida, a medical office building in Arizona, and a medical office building in Missouri in which the Company had an aggregate net investment of $73.6 million, generating net cash proceeds of $134.3 million.

•	A Company-financed mortgage note receivable totaling $1.9 million was repaid.

•
The Company is in the process of redeveloping two medical office buildings in Tennessee and began constructing an expansion of one of the buildings in the second quarter of 2015. The Company spent approximately $15.0 million on the redevelopment of these properties through September 30, 2015, including the acquisition of a land parcel for $5.0 million on which the Company is building a parking garage. The total estimated budget of the redevelopment of these properties is expected to be $51.8 million and the project is expected to be completed in the first quarter of 2017.

•
The Company is in the process of redeveloping a medical office building in Alabama, which includes the construction of a parking garage. Construction began in the second quarter of 2015. The total redevelopment budget is expected to be $15.4 million, of which $6.1 million has been spent as of September 30, 2015. Construction is expected to be completed in the fourth quarter of 2015.

•
In the third quarter of 2015, the Company began development of a 12,900 square foot retail center, which is adjacent to two of the Company's existing medical office buildings associated with Baylor Scott & White Health. The total development budget is expected to be $5.6 million, of which $1.8 million has been spent as of September 30, 2015. These amounts include $1.5 million used by the Company to purchase land in 2006 and previously recorded as land held for development. Construction is expected to be completed in the second quarter of 2016.

•
The Company acquired 0.38 acres of land and a 7,672 square foot medical office building in Tennessee for $2.0 million. The Company plans to demolish the building and create surface parking. The surface parking will serve as additional parking for the Company's adjacent medical office buildings pending future development.

Subsequent Acquisition
In October 2015, the Company acquired a 33,169 square foot medical office building in Tacoma, Washington for a purchase price of $8.8 million, including cash consideration of $7.5 million. Upon acquisition, this property was 100% leased. As part of this transaction, the Company also acquired a neighboring 12,077 square foot vacant office building that the Company intends to demolish and hold for future development. The buildings are located adjacent to Tacoma General Hospital, a 340-bed hospital owned by MultiCare Health.
In November 2015, the Company acquired a 99,942 square foot medical office building in Oakland, California for a purchase price of $47.0 million, including cash consideration of $43.1 million. Upon acquisition, the property was 97% leased with expirations through 2026.  The building is located on the Sutter Health's Alta Bates Summit Medical Center campus, a 326-bed acute care hospital.

Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2015 were approximately $128.8 million. Inflows from accessing the debt and equity markets totaled $348.5 million, net of costs incurred. Aggregate cash outflows totaled approximately $477.3 million primarily associated with dividends paid to common stockholders and repayments of indebtedness. See Notes 3, 4 and 6 to the Condensed Consolidated Financial Statements for more information on capital markets and financing activities.

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
On May 15, 2015, the Company redeemed its unsecured senior notes due 2017 (the "Senior Notes due 2017") at a redemption price equal to an aggregate of $333.2 million, consisting of outstanding principal of $300.0 million, accrued interest of $6.4 million, and a "make-whole" amount of approximately $26.8 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $1.2 million was written off upon redemption. The Company recognized a loss on early extinguishment of debt of approximately $28.0 million related to this redemption.
In September 2015, the Company received a credit rating upgrade. This upgrade coupled with another upgrade that the Company received earlier in the year, resulted in a decrease in the spread over LIBOR on outstanding borrowings on the unsecured credit facility due 2017 (decreasing from 1.40% to 1.15%) and the unsecured term loan facility due 2019 (decreasing from 1.45% to 1.20%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments on its unsecured credit facility due 2017 that decreased from 0.3% to 0.2%. The rate decreases were effective on September 14, 2015.
As of September 30, 2015, the Company's outstanding balance on the Unsecured Credit Facility was $142.0 million, with a remaining borrowing capacity of approximately $558.0 million. The Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 41.4%.

The following mortgage notes payable were repaid during the nine months ended September 30, 2015:

•
On January 30, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.45% with outstanding principal of $15.0 million and accrued interest as of the redemption date of $0.1 million. The mortgage note encumbered a 73,548 square foot medical office building located in Washington State.

•
On April 1, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.0% with outstanding principal of $10.2 million. The mortgage note encumbered a 44,169 square foot medical office building located in Washington State.

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

The following mortgage notes payable were assumed during the nine months ended September 30, 2015:

•
On June 26, 2015, upon acquisition of a 35,558 square foot medical office property in Seattle, Washington, the Company assumed a $9.5 million mortgage note payable (excluding a fair value premium adjustment of $0.2 million). The mortgage note payable has a contractual interest rate of 5.75% (effective rate of 5.07%).

•
On September 1, 2015, upon acquisition of a 52,813 square foot medical office property in Seattle, Washington, the Company assumed a $9.4 million mortgage note payable (excluding a fair value premium adjustment of $0.3 million). The mortgage note payable has a contractual interest rate of 5.00% (effective rate of 4.17%).

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth, and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At September 30, 2015, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.

Subsequent Activity
On October 1, 2015, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.4% with outstanding principal of $10.6 million. The mortgage note encumbered a 88,408 square foot medical office building located in Virginia.

Common Stock Issuances
During the nine months ended September 30, 2015, the Company sold 1,494,914 shares of common stock under its at-the-market equity offering program, generating $40.8 million in net proceeds at prices ranging from $25.00 to $29.15 per share (weighted average of $27.69 per share). From January 1, 2015 through October 30, 2015, the Company sold 1,658,335 shares of common stock, generating $45.0 million in net proceeds at prices ranging from $25.00 to $29.15 per share (weighted average of $27.54 per share).

The Company's existing sales agreements with four investment banks allow sales under this program of up to 9,000,000 shares of common stock, with 723,304 authorized shares remaining available to be sold under the these agreements as of October 30, 2015.

Operating Activities
Cash flows provided by operating activities increased from $77.7 million for the nine months ended September 30, 2014 to $113.3 million for the nine months ended September 30, 2015. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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
Expiring Leases
The Company expects that approximately 10% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 411 leases that have expired or will expire during 2015, including those in holdover. Approximately 89% of the leases expiring in 2015 are located in buildings on hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects 75% to 90% of multi-tenant property leases to renew upon expiration, and the renewals for the first nine months of the year have been within this range.
Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2015, 83% of the Company's multi-tenant leased square footage allows for some recovery of operating expenses, with 51% recovering all allowable expenses.
Termination of Defined Benefit Pension Plan
The Company has had a defined benefit pension plan, referred to elsewhere in this report as the "Executive Retirement Plan", since its inception that provides benefits for three founding officers and the surviving spouse of another founding officer. No participants have been added to the plan since 1994. The plan was subject to non-cash valuation fluctuations each year based on changes in mortality assumptions and changing discount rates. Given these fluctuations and the applicability of the plan to only a small number of Company employees, on May 5, 2015, the Company terminated the plan to eliminate a level of volatility and uncertainty to the Company’s financial results. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the plan termination and the future payments of benefits to the plan participants.

Casualty Loss
The Company owns a medical office building in Oklahoma that sustained damage from a tornado on May 6, 2015. As of September 30, 2015, the Company estimated its expenditures related to returning the property to its previous operating condition to be approximately $2.4 million. The Company estimates recoveries for restoration costs of approximately $2.3 million. In addition, as of September 30, 2015, the Company estimated that it will receive insurance proceeds related to lost rental revenue of approximately $0.4 million for the period of May 6, 2015 to September 30, 2015. This amount was recognized in rental income on the Company's Condensed Consolidated Statements of Operations. The Company believes that it is probable that it will recover any losses due to business interruption and expects all repairs to be completed and tenants to return to occupancy throughout the remainder of the year.
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

Funds from Operations
Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization related to real estate properties, leasing commission amortization and after adjustments for unconsolidated partnerships and joint ventures.” The Company follows the NAREIT definition in calculating and presenting FFO and FFO per share.

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

FFO for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily impacted by the various acquisitions and dispositions during the period, the effects of capital market transactions and the results of operations of the portfolio from period to period.

FFO for the nine months ended September 30, 2015 was negatively impacted by $28.0 million, or $0.28 per common share, as a result of the loss on extinguishment of debt and $5.3 million, or $0.05 per common share, as a result of the termination of the Executive Retirement Plan.
The table below reconciles FFO to net income attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net Income Attributable to Common Stockholders	$27,480	$3,991	$50,778	$13,814
Gain on sales of properties	(16,486)	—	(58,035)	(3)
Impairments of real estate assets	310	4,505	3,638	11,034
Leasing commission amortization (1)	879	753	2,563	2,190
Real estate depreciation and amortization	28,438	27,697	85,513	80,963
Total adjustments	13,141	32,955	33,679	94,184
Funds from Operations Attributable to Common Stockholders	$40,621	$36,946	$84,457	$107,998
Funds from Operations per Common Share—Basic	$0.41	$0.39	$0.85	$1.14
Funds from Operations per Common Share—Diluted	$0.41	$0.38	$0.85	$1.12
Weighted Average Common Shares Outstanding—Basic	99,337	95,858	98,994	94,846
Weighted Average Common Shares Outstanding—Diluted	99,997	97,329	99,694	96,310
______

(1)
In the third quarter of 2015, the Company began including an add-back for leasing commission amortization in order to provide a better basis for comparing its results of operations with those of others in the industry, consistent with the NAREIT definition of FFO. For the three months ended September 30, 2014, funds from operations per basic and diluted common share was previously reported as $0.38 and $0.37, respectively. For the nine months ended September 30, 2014, funds from operations per basic and diluted common share was previously reported as $1.12 and $1.10, respectively.

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

The following table reflects the Company's same store NOI for the three months ended September 30, 2015 and 2014.

			Same Store NOI for the
			Three Months Ended September 30,
(Dollars in thousands)	Number of Properties	Investment at September 30, 2015	2015	2014
Multi-tenant Properties	128	$2,068,277	$36,601	$34,363
Single-tenant Net Lease Properties	32	561,137	13,965	13,515
Total	160	$2,629,414	$50,566	$47,878

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

The following tables reconcile same store NOI to the respective line items in the Condensed Consolidated Statements of Operations and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014
Rental income	$95,383	$92,095
Rental lease guaranty income (a)	999	1,100
Property operating expense	(35,247)	(34,204)
Exclude Straight-line rent revenue (b)	(2,309)	(3,046)
NOI	58,826	55,945
NOI not included in same store	(8,260)	(8,067)
Same store NOI	$50,566	$47,878
___________
(a) Other operating income reconciliation:
Rental lease guaranty income	$999	$1,100
Interest income	144	246
Management fee income	123	72
Other	47	56
	$1,313	$1,474

(b) Rental income reconciliation:
Property operating	$76,960	$71,847
Single-tenant net lease	16,114	17,202
Straight-line rent	2,309	3,046
	$95,383	$92,095

Reconciliation of Same Store Property Count:

Property Count as of September 30, 2015
Same Store Properties	160
Acquisitions	17
Reposition	18
Total Owned Real Estate Properties	195

Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The Company’s results of operations for the three months ended September 30, 2015 compared to the same period in 2014 were significantly impacted by acquisitions, dispositions, impairments recorded, gains on sales of real estate, capital markets transactions and changes due to the Company's adoption of Accounting Standards Update ("ASU") No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

Revenues
Rental income increased $3.3 million, or 3.6%, to approximately $95.4 million for the three months ended September 30, 2015 compared to $92.1 million in the prior year period and is comprised of the following:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Property operating	$76,960	$71,847	$5,113	7.1%
Single-tenant net lease	16,114	17,202	(1,088)	(6.3)%
Straight-line rent	2,309	3,046	(737)	(24.2)%
Total rental income	$95,383	$92,095	$3,288	3.6%

Property operating income increased $5.1 million, or 7.1%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2014 and 2015 contributed $2.8 million.

•	Leasing activity including contractual rent increases contributed $2.4 million.

•	Conversion from single-tenant net lease caused an increase of $0.2 million.

•	Conversion to single-tenant net lease caused a decrease of $0.3 million.

Single-tenant net lease revenue decreased $1.1 million, or 6.3%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2015 caused a decrease of $1.5 million.

•	Conversion to property operating income caused a decrease of $0.3 million.

•	Conversion from property operating income caused an increase of $0.5 million.

•	Leasing activity including contractual rent increases contributed $0.2 million.

Straight-line rent decreased $0.7 million, or 24.2%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $0.9 million.

•	Acquisitions in 2014 and 2015 caused an increase of $0.1 million.

•	Dispositions in 2015 caused an increase of $0.1 million.

Expenses
Property operating expenses increased $1.0 million, or 3.0%, for the three months ended September 30, 2015 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2014 and 2015 caused an increase of $1.0 million.

•	The Company experienced increases in portfolio property tax of approximately $0.3 million and compensation-related expenses of approximately $0.1 million.

•	The Company experienced overall decreases in utilities of approximately $0.1 million and maintenance and repair expense of approximately $0.2 million.

General and administrative expenses increased approximately $1.1 million, or 20.7%, for the three months ended September 30, 2015 compared to the prior year period primarily due to non-cash compensation-related expenses.
Depreciation expense increased $1.2 million, or 4.8%, for the three months ended September 30, 2015 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2014 and 2015 caused an increase of $0.9 million.

•	Dispositions from 2015 caused a decrease of $0.6 million

•	Assets becoming fully depreciated caused a decrease of $0.6 million.

•	The remaining $1.5 million increase is primarily related to various building and tenant improvement expenditures.

Other income (expense)
In 2015, the Company recorded gains on the sale of two properties of approximately $5.9 million and an impairment charge related to the sale of one property of approximately $0.3 million. The gains and impairment charge are included in Income from Continuing Operations in the Company's Condensed Consolidated Statements of Operations. Prior to the Company's January 1, 2015 adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” these gains and the impairment charge would have been recorded in discontinued operations.
Interest expense decreased $3.1 million for the three months ended September 30, 2015 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Contractual interest	$14,445	$17,178	$(2,733)	(15.9)%
Net discount/premium accretion	(28)	220	(248)	(112.7)%
Deferred financing costs amortization	734	794	(60)	(7.6)%
Interest rate swap amortization	42	—	42	—%
Interest cost capitalization	(80)	—	(80)	—%
Total interest expense	$15,113	$18,192	$(3,079)	(16.9)%

Total interest expense decreased $3.1 million primarily due to the following activity:

•	The redemption of the Senior Notes due 2017 resulted in a decrease in interest expense of approximately $5.0 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.9 million.

•	Capitalized interest caused a decrease in interest expense of $0.1 million due to development activity.

•	Deferred financing costs amortization decreased interest expense by $0.1 million.

•	The issuance of the Senior Notes due 2025 caused an increase in interest expense of approximately $2.5 million.

•	Borrowings under the Unsecured Credit Facility caused an increase in interest expense of approximately $0.2 million.

•	Mortgage notes payable assumed as part of the Company's 2014 and 2015 acquisitions resulted in an increase in interest expense of approximately $0.3 million.

Interest and other income decreased primarily due to a gain recognized on insurance proceeds in 2014 of approximately $0.3 million.

Discontinued Operations
Results from discontinued operations for the three months ended September 30, 2015 were income of $10.6 million compared to a loss of $4.3 million for the three months ended September 30, 2014. These amounts include the results of operations and a gain on the sale of a real estate property related to assets classified as held for sale or disposed of as of December 31, 2014. See Note 2 to the Company's Condensed Consolidated Financial Statements accompanying this report for more detail regarding the impact of the Company's January 1, 2015 adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”
Results of Operations
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The Company’s results of operations for the nine months ended September 30, 2015 compared to the same period in 2014 were significantly impacted by acquisitions, dispositions, impairments recorded, gains on sales of real estate, capital markets transactions and changes due to the Company's adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

Revenues
Rental income increased $18.0 million, or 6.7%, to approximately $285.9 million for the nine months ended September 30, 2015 compared to $267.9 million in the prior year period and is comprised of the following:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Property operating	$227,084	$212,151	$14,933	7.0%
Single-tenant net lease	51,167	47,879	3,288	6.9%
Straight-line rent	7,616	7,847	(231)	(2.9)%
Total rental income	$285,867	$267,877	$17,990	6.7%

Property operating income increased $14.9 million, or 7.0%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2014 and 2015 contributed $9.9 million.

•	Leasing activity including contractual rent increases contributed $5.4 million.

•	Conversion from single-tenant net lease caused an increase of $0.6 million.

•	Conversion to single-tenant net lease caused a decrease of $1.0 million.

Single-tenant net lease revenue increased $3.3 million, or 6.9%, from the prior year period primarily as a result of the following activity:

•	An acquisition in 2014 contributed $2.8 million.

•	Leasing activity including contractual rent increases contributed $1.6 million.

•	Conversion from property operating income caused an increase of $1.4 million.

•	Conversion to property operating income caused a decrease of $0.9 million.

•	Dispositions in 2015 caused a decrease of $1.6 million.

Straight-line rent decreased $0.2 million, or 2.9%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $1.0 million.

•	Acquisitions in 2014 and 2015 caused an increase of approximately $0.3 million.

•	Dispositions in 2015 caused an increase of approximately $0.5 million.

Mortgage interest income decreased $3.5 million, or 97.5%, from the prior year period primarily as a result of the following activity:

•
Mortgage interest income decreased approximately $1.0 million related to a mortgage note receivable as a result of the Company's receipt of a deed in lieu of foreclosure during the first quarter of 2014.

•	The Company's 2014 acquisition of a property in Oklahoma affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $2.4 million.

•	Other payoffs, offset by fundings, resulted in a decrease of $0.1 million.

Expenses
Property operating expenses increased $2.8 million, or 2.7%, for the nine months ended September 30, 2015 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2014 and 2015 caused an increase of $3.6 million.

•	The Company experienced increases in leasing costs of approximately $0.4 million.

•	The Company experienced overall decreases in utilities of approximately $0.2 million and maintenance and repairs expense of approximately $0.9 million.

•	Dispositions in 2015 caused a decrease of $0.1 million.
General and administrative expenses increased approximately $2.9 million, or 17.2%, for the nine months ended September 30, 2015 compared to the prior year period primarily due to non-cash compensation-related expenses.
Depreciation expense increased $6.0 million, or 8.2%, for the nine months ended September 30, 2015 compared to the prior year period primarily as a result of the following activity:

•	Properties acquired in 2014 and 2015 contributed an increase of $4.0 million.

•	Dispositions from 2015 caused a decrease of $0.7 million

•	Assets becoming fully depreciated caused a decrease of $1.6 million.

•	The remaining $4.3 million increase is primarily related to various building and tenant improvement expenditures.

Other income (expense)
In 2015, the Company recorded gains on the sale of five properties of approximately $47.5 million and impairment charges on the sale of one property of approximately $0.3 million upon disposition and approximately $3.3 million to adjust the carrying value less costs to sell on a property that was reclassified to held for sale due to management's decision to sell. The gains and impairment charges are included in Income from Continuing Operations in the Company's Condensed Consolidated Statements of Operations. Prior to the Company's January 1, 2015 adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” these gains and impairments would have been recorded in discontinued operations.
Interest expense decreased $3.5 million for the nine months ended September 30, 2015 compared to the prior year period. The components of interest expense are as follows:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Contractual interest	$47,938	$51,117	$(3,179)	(6.2)%
Net discount/premium accretion	426	717	(291)	(40.6)%
Deferred financing costs amortization	2,325	2,342	(17)	(0.7)%
Interest rate swap amortization	73	—	73	—%
Interest cost capitalization	(113)	—	(113)	—%
Total interest expense	$50,649	$54,176	$(3,527)	(6.5)%

Total interest expense decreased $3.5 million primarily due to the following activity:

•	The redemption of the Senior Notes due 2017 resulted in a decrease in interest expense of approximately $7.6 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $1.7 million.

•	Capitalized interest caused a decrease in interest expense of $0.1 million due to development activity.

•	Deferred financing costs amortization decreased interest expense by approximately $0.2 million.

•	The issuance of the Senior Notes due 2025 caused an increase in interest expense of approximately $4.4 million.

•	Borrowings under the unsecured credit facility and the unsecured term loan facility caused an increase in interest expense of approximately $0.9 million.

•	Mortgage notes payable assumed as part of the Company's 2014 and 2015 acquisitions resulted in an increase in interest expense of approximately $0.8 million.
Loss on extinguishment of debt of approximately $28.0 million is associated with the redemption of the Senior Notes due 2017. See Note 3 to the Condensed Consolidated Financial Statements for more information.

Pension termination expense of approximately $5.3 million represents the effect of the Company's termination of the Executive Retirement Plan in 2015. See Note 7 to the Condensed Consolidated Financial Statements for more information.

The Company recognized an impairment of internally-developed software of approximately $0.7 million in 2015, which was abandoned for a third party program that was previously unavailable.

Interest and other income decreased approximately $2.2 million primarily due to a refund received in 2014 of the overpayment of prior year expenses of approximately $1.9 million.

Discontinued Operations
Results from discontinued operations for the nine months ended September 30, 2015 were income of $11.3 million compared to a loss of $10.8 million for the nine months ended September 30, 2014. These amounts include the results of operations, gains on the sales of a real estate properties, and impairments related to assets classified as held for sale or disposed of as of December 31, 2014. See Note 2 to the Company's Condensed Consolidated Financial Statements accompanying this report for more detail, regarding the impact of the Company's January 1, 2015 adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2015, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.3 thereto)(4)

Exhibit 4.5	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 10.1	Second Amendment to Healthcare Realty Trust Incorporated Second Amended and Restated Executive Retirement Plan, dated as of May 5, 2015(8)

Exhibit 10.2	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan(9)

Exhibit 10.3	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (1)

Exhibit 10.4	Amendment No. 2 to the 2010 Restricted Stock Implementation For Non-Employee Directors (1)

Exhibit 10.5	Amendment No. 1 to the Executive Incentive Program of Healthcare Realty Trust Incorporated (1)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (filed herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
________________

(1)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2015 and hereby incorporated by reference.

(9)	Filed as Appendix B to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ SCOTT W. HOLMES
Scott W. Holmes Executive Vice President and Chief Financial Officer

Date:	November 4, 2015

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 6.50% Senior Notes due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.3 thereto)(4)

Exhibit 4.5	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(5)

Exhibit 4.7	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(6)

Exhibit 4.9	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(7)

Exhibit 4.10	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(7)

Exhibit 10.1	Second Amendment to Healthcare Realty Trust Incorporated Second Amended and Restated Executive Retirement Plan, dated as of May 5, 2015(8)

Exhibit 10.2	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan(9)

Exhibit 10.3	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (1)

Exhibit 10.4	Amendment No. 2 to the 2010 Restricted Stock Implementation For Non-Employee Directors (1)

Exhibit 10.5	Amendment No. 1 to the Executive Incentive Program of Healthcare Realty Trust Incorporated (1)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (filed herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
________________

(1)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2015 and hereby incorporated by reference.

(9)	Filed as Appendix B to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.