Form 10-K
period 2015-12-31
HEALTHCARE REALTY TRUST INC
filed 2016-02-16
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2015) of the Registrant held by non-affiliates on June 30, 2015 was approximately $2,285,115,596.
As of January 29, 2016, there were 102,209,816 shares of the Registrant’s common stock outstanding.
________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2016 are incorporated by reference into Part III of this Report.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2015

PART I

Item 1. Business
Overview
Healthcare Realty Trust Incorporated (“Healthcare Realty” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) that owns, acquires, manages, finances and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company was incorporated in Maryland in 1992 and listed on the New York Stock Exchange in 1993.
The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to taxable income distributed to its stockholders. See “Risk Factors” in Item 1A for a discussion of risks associated with qualifying as a REIT.
Real Estate Properties
The Company had investments of approximately $3.4 billion in 198 real estate properties, construction in progress, land held for development and corporate property at December 31, 2015. The Company provided property management services for 139 healthcare-related properties nationwide, totaling approximately 9.8 million square feet as of December 31, 2015. The Company’s real estate property investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements.

	Number of Investments	Gross Investment		Square Feet
(Dollars and square feet in thousands)		Amount	%	Footage	%
Owned properties:
Multi-tenant leases
Medical office/outpatient	162	$2,619,284	77.4%	11,708	82.1%
Other	2	50,452	1.5%	279	2.0%
	164	2,669,736	78.9%	11,987	84.1%
Single-tenant net leases
Medical office/outpatient	14	243,898	7.2%	1,045	7.3%
Inpatient	13	400,540	11.9%	1,013	7.1%
Other	7	24,768	0.7%	226	1.5%
	34	669,206	19.8%	2,284	15.9%

Construction in progress (1)	—	19,024	0.6%	—	—
Land held for development	—	17,452	0.5%	—	—
Corporate property	—	5,490	0.2%	—	—
	—	41,966	1.3%	—	—
Total real estate investments	198	$3,380,908	100.0%	14,271	100.0%
______
(1)    Construction in progress includes $5.8 million of land.

The following table details occupancy of the Company’s owned properties by facility type as of December 31, 2015 and 2014:

	Investment as of Dec. 31, 2015 (1) (in thousands)	Square Feet (1) (in thousands)	Percentage of Square Feet (1)	Occupancy as of December 31, (1)
				2015	2014
Medical office/outpatient	$2,863,182	12,753	89.4%	86.7%	85.2%
Inpatient	400,540	1,013	7.1%	100.0%	100.0%
Other	75,220	505	3.5%	85.9%	85.8%
Total	$3,338,942	14,271	100.0%	87.6%	86.4%
______

(1)
The investment, square feet and percentage of square feet columns include all owned real estate properties excluding land held for development, construction in progress, and corporate property. The occupancy columns represent the percentage of total rentable square feet leased (including month-to-month and holdover leases), excluding properties classified as held for sale (one property as of December 31, 2015 and two properties as of December 31, 2014). Properties under property operating or single-tenant net lease agreements are included at 100% occupancy. Upon expiration of these agreements, occupancy reflects underlying tenant leases in the building.

Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2015, the Company had one tenant that accounted for 10% or more of the Company’s consolidated revenues, including revenues from discontinued operations and that was Baylor Scott & White Health at 10%. The Company had approximately 160 leases with this tenant and its affiliated entities in 22 buildings throughout north and central Texas, including buildings at eight different hospital campuses.
Expiring Leases
As of December 31, 2015, the weighted average remaining years to maturity pursuant to the Company’s single-tenant net leases and multi-tenant occupancy leases were approximately 4.6 years, with expirations through 2033. The table below details the Company’s lease maturities as of December 31, 2015, excluding one property classified as held for sale.

	Annualized Minimum Rents (1) (in thousands)	Number of Leases		Average Percentage of Revenues	Total Square Feet
		Multi-Tenant Properties	Single-Tenant Net Lease Properties
Expiration Year
2016 (2)	$50,859	549	2	16.4%	1,903,292
2017	42,566	340	5	13.7%	1,805,939
2018	35,329	314	—	11.4%	1,502,927
2019	41,929	281	9	13.5%	1,666,759
2020	29,098	204	1	9.4%	1,174,299
2021	14,478	86	2	4.7%	624,113
2022	18,700	87	2	6.0%	745,726
2023	18,995	92	1	6.1%	778,319
2024	11,046	53	1	3.6%	447,693
2025	9,261	37	2	3.0%	462,929
Thereafter	38,252	13	9	12.2%	1,082,284
______

(1)
Represents the annualized minimum rents on leases in-place as of December 31, 2015, excluding the impact of potential lease renewals, future increases in rent, property lease guaranty revenue under property operating agreements and straight-line rent that may be recognized relating to the leases.

(2)	Includes 102 leases that expired prior to December 31, 2015 and are currently on month-to-month terms.

See "Trends and Matters Impacting Operating Results" in Item 7 for additional information regarding the Company's leases and leasing efforts.

Liquidity
The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company expects to meet its liquidity needs through cash on hand, cash flows from operations, equity and debt issuances in the public or private markets and borrowings under commercial credit facilities.
Business Strategy
The Company owns and operates healthcare properties that facilitate the delivery of care in primarily outpatient settings. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities located on or near the campuses of large, acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in diverse geographic locations with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer and diagnostic centers. To execute its strategy, the Company integrates owning, managing, financing and developing such properties and provides a broad spectrum of real estate services including leasing, property management, acquisition and development.
2015 Acquisitions and Dispositions
The Company acquired eight medical office buildings and two parcels of land during 2015 for a total purchase price of $190.1 million, including cash consideration of $156.4 million and the assumption of mortgage notes payable of $28.4 million (excluding $0.4 million fair value adjustment premiums recorded upon acquisition). The weighted average capitalization rate for the eight medical office buildings was 6.0%.
The Company disposed of nine properties during 2015 for a total sales price of $158.0 million, including cash consideration of $153.1 million and $4.9 million of closing costs and adjustments. The weighted average capitalization rate for these properties was 5.3%.

See the Company's discussion regarding the 2015 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements.
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
The Health Reform Law was intended to provide for comprehensive reform of the United States' healthcare system and extend health insurance benefits to the uninsured population, with the potential to alleviate high uncompensated care expense to healthcare providers. However, the law also increases regulatory scrutiny of providers by federal and state administrative authorities, lowers annual increases in Medicare payment rates and gradually implements broad cost-saving measures and shared risk-and-reward payment models, driven by value and savings, rather than payment for volume of services. This may slow the growth of healthcare spending, while also requiring providers to expand access and quality of care, presenting the industry and its individual participants with uncertainty and greater financial risk.
The Health Reform Law continues to be the subject of legal and legislative challenges. The implementation or repeal of the Health Reform Law, in whole or in part, could affect the economic performance of some or all of the Company's tenants and borrowers. The Company cannot predict the degree to which any changes may affect indirectly the economic performance of the Company, positively or negatively.
The Bipartisan Budget Act of 2015, Section 603, lowered Medicare rates effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments, to the same level of rates for physician-office settings, for those facilities not grandfathered-in under the current Medicare rates as of the law’s date of enactment, November 2, 2015. This legislation reflects the movement by the Center for Medicare and Medicaid Services toward reimbursement “site-neutrality,” or equalizing Medicare rates across different facility-type settings. While these changes are expected to lower overall Medicare spending, Healthcare Realty’s medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, the Company cannot predict the amount of benefit from these measures or if other federal budget negotiations will ultimately require cuts to reimbursement rates for services provided in other facility-type settings. The Company cannot predict the degree to which these changes, or changes to the federal healthcare programs in general, may affect the economic performance of some or all of the Company's tenants, positively or negatively.
The Company expects healthcare providers to continue to adjust to new operating and reimbursement challenges, as they have in the past, by increasing operating efficiency and modifying their strategies to profitably grow operations.
Legislative Developments
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation currently under consideration, recently enacted or in the process of implementation, include:

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

•
implementation of health insurance exchanges and regulations governing their operation, whether run by the state or by the federal government, whereby individuals and small businesses purchase health insurance, including government-funded plans, many assisted by federal subsidies that are under ongoing legal challenges;

•
equalization of Medicare payment rates across different facility-type settings; the Bipartisan Budget Act of 2015, Section 603, lowered Medicare payment rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician-office settings for those facilities not grandfathered-in under the current Medicare rates as of the law’s date of enactment, November 2, 2015;

•	the continued adoption by providers of federal standards for the meaningful-use of electronic health records, and the transition to ICD-10 coding;

•	anti-trust scrutiny of recently-announced mergers of large health insurance companies; and

•	tax law changes affecting non-profit providers.

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
Employees
At December 31, 2015, the Company employed 236 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
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
The Company’s single-tenant net leases may not be extended.
Single-tenant net leases that are expiring may not be extended. To the extent these properties have vacancies or subleases at lower rates upon expiration, income may decline if the Company is not able to re-let the properties at rental rates that are as high as the former rates. For more specific information concerning the Company’s expiring single-tenant net leases, see “Single-Tenant Net Leases” in the “Trends and Matters Impacting Operating Results” section of this report.
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
The Company may decide or may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sales at rates of return equal to the return received on the properties sold.
The Company had approximately $178.2 million, or 5.3% of the Company’s real estate property investments, that were subject to purchase options held by lessees that were exercisable as of December 31, 2015 or could become exercisable in 2016. Other properties have purchase options that will become exercisable in future periods. Properties with options exercisable in 2016 produced aggregate net operating income (operating revenues, such as property operating revenue, single-tenant net lease revenue, and property lease guaranty revenue, less property operating expense) of approximately $17.9 million in 2015. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options are producing returns above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s business and financial condition, the Company’s ability to make distributions to its stockholders, and the market price of its common stock. For more specific information concerning the Company’s purchase options, see “Purchase Options” in the “Trends and Matters Impacting Operating Results” section of this report.
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
The Company has, and may have more in the future, exposure to fixed rent escalators, which could lag behind inflation.
The Company receives a significant portion of its revenues by leasing assets in which the rental rate is generally fixed with annual escalations. Eighty percent of leases have increases that are based upon fixed percentages, fifteen percent are based on increases in the Consumer Price Index and five percent have no increase. If the fixed percentage increases begin to lag behind inflation, the Company's growth and profitability would be negatively impacted.

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
As of December 31, 2015, the Company had 94 properties, representing an aggregate net investment of approximately $1.2 billion, that were held under ground leases. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s business, consolidated financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.
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
As of December 31, 2015, the Company had approximately $1.4 billion of outstanding indebtedness and the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was 41.8%. Covenants under the unsecured credit facility due 2017 (“Unsecured Credit Facility”), the Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto (the “Unsecured Term Loan due 2019”) and the indentures governing the Company’s senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service the debt, thereby reducing the funds available to implement the Company’s business strategy and to make distributions to stockholders. A high level of indebtedness could also:

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
A REIT is required by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to make dividend distributions, thereby retaining less of its capital for growth. As a result, a REIT typically grows through steady investments of new capital in real estate assets. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. Changes in the Company’s debt ratings could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities. In recent years, the capital and credit markets have experienced volatility and at times have limited the availability of funds. The Company’s ability to access the capital and credit markets may be limited by these or other factors, which could have an impact on its ability to refinance maturing debt, fund dividend payments and operations, acquire healthcare properties and complete construction projects. If the Company is unable to refinance or extend principal payments due at maturity of its various debt instruments, its cash flow may not be sufficient to repay maturing debt and, consequently, make dividend payments to stockholders. If the Company defaults in paying any of its debts or honoring its debt covenants, it could experience cross-defaults among debt instruments, the debts could be accelerated and the Company could be forced to liquidate assets for less than the values it would otherwise receive.
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
Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments.
The healthcare service industry may be affected by the following:

•	trends in the method of delivery of healthcare services;

•	competition among healthcare providers;

•	consolidation of large health insurers;

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

•	federal court decisions on several cases challenging the legality of certain aspects of the Health Reform Law;

•
federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates, while requiring increased patient access to care;

•	equalizing Medicare payment rates across different facility-type settings;

•	heightened health information technology security standards and the meaningful use of electronic health records by healthcare providers; and

•	potential tax law changes affecting non-profit providers.

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

Even if the Company remains qualified for taxation as a REIT, the Company is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed taxable income, and state or local income, franchise, property and transfer taxes. These tax liabilities would reduce the Company’s cash flow and could adversely affect the value of the Company’s common stock. For more specific information on state income taxes paid, see Note 17 to the Consolidated Financial Statements.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In addition to the properties described in Item 1, “Business,” in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from an unrelated third party for its headquarters, which are located at 3310 West End Avenue in Nashville, Tennessee. The Company’s corporate office lease currently covers approximately 36,653 square feet of rented space and expires on October 31, 2020. Annual base rent on the corporate office lease increases approximately 3.25% annually. The Company’s base rent for 2015 was approximately $0.9 million.
Item 3. Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” At December 31, 2015, there were approximately 1,088 stockholders of record. The following table sets forth the high and low sales prices per share of common stock and the dividends declared and paid per share of common stock related to the periods indicated.

	High	Low	Dividends Declared and Paid per Share
2015
First Quarter	$31.20	$26.03	$0.30
Second Quarter	28.39	23.10	0.30
Third Quarter	25.24	22.01	0.30
Fourth Quarter (Dividend payable on February 29, 2016)	28.51	24.64	0.30

2014
First Quarter	$24.66	$20.85	$0.30
Second Quarter	26.03	23.88	0.30
Third Quarter	25.96	23.41	0.30
Fourth Quarter	28.00	23.50	0.30
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Equity Compensation Plan Information
The following table provides information as of December 31, 2015 about the Company’s common stock that may be issued as restricted stock and upon the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2015 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	340,958	—	3,457,457
Equity compensation plans not approved by security holders	—	—	—
Total	340,958	—	3,457,457
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

Issuer Purchases of Equity Securities
During the year ended December 31, 2015, the Company withheld shares of Company common stock to satisfy minimum employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	6,197	$27.32	—	—
February 1 - February 28	1,085	29.65	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	2,837	24.56	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
October 1 - October 31	—	—	—	—
November 1 - November 30	2,995	26.83	—	—
December 1 - December 31	36,111	28.13	—	—
Total	49,225

Item 6. Selected Financial Data
The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements of the Company:

	Year Ended December 31,
(Amounts in thousands except per share data)	2015	2014 (1)	2013 (1)	2012 (1)	2011 (1)
Statement of Income Data:
Total revenues	$388,471	$370,855	$330,949	$297,682	$272,077
Total expenses	283,541	267,100	243,331	224,592	207,303
Other income (expense)	(46,094)	(69,776)	(100,710)	(73,982)	(77,125)
Income (loss) from continuing operations	$58,836	$33,979	$(13,092)	$(892)	$(12,351)
Discontinued operations	10,600	(1,779)	20,075	6,427	12,167
Net income (loss) attributable to common
stockholders	$69,436	$31,887	$6,946	$5,465	$(214)

Diluted earnings per common share:
Income (loss) from continuing operations	$0.59	$0.35	$(0.14)	$(0.01)	$(0.17)
Discontinued operations	0.11	(0.02)	0.22	0.08	0.17
Net income attributable to common
stockholders	$0.70	$0.33	$0.08	$0.07	$(0.00)
Weighted average common shares outstanding -
Diluted	99,880	96,759	90,941	78,845	72,720

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$3,380,908	$3,258,279	$3,067,187	$2,821,323	$2,778,903
Real estate properties, net	$2,618,982	$2,557,608	$2,435,078	$2,240,706	$2,266,777
Mortgage notes receivable	$—	$1,900	$125,547	$162,191	$97,381
Assets held for sale and discontinued
operations, net	$724	$9,146	$6,852	$3,337	$28,650
Total assets	$2,816,726	$2,757,510	$2,729,662	$2,539,972	$2,521,022
Notes and bonds payable	$1,431,494	$1,403,692	$1,348,459	$1,293,044	$1,393,537
Total stockholders' equity	$1,242,747	$1,221,054	$1,245,286	$1,120,944	$1,004,806

Other Data:
Funds from operations - Diluted (2)	$124,571	$146,493	$92,166	$105,955	$85,653
Funds from operations per common share - Diluted (2)	$1.25	$1.51	$1.00	$1.32	$1.16
Cash flows from operations	$160,375	$125,370	$120,797	$116,397	$107,852
Dividends paid	$120,266	$116,371	$111,571	$96,356	$89,270
Dividends declared and paid per common share	$1.20	$1.20	$1.20	$1.20	$1.20
______

(1)
The Company did not have any dispositions that met the criteria for presentation as discontinued operation in 2015. However, the years ended December 31, 2013, 2012, and 2011 were restated to conform to the discontinued operations presentation for 2014. See Note 6 to the Consolidated Financial Statements for more information on the Company’s discontinued operations as of December 31, 2015.

(2)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of funds from operations (“FFO”), including why the Company presents FFO and a reconciliation of net income attributable to common stockholders to FFO. During 2015, the Company began including an add-back for leasing commission amortization in order to provide a better basis for comparing its results of operations with those of others in the industry, consistent with the National Association of Real Estate Investment Trusts definition of FFO. For the year ended December 31, 2014, 2013, 2012, and 2011 funds from operations was previously reported as $143,493, $90,153, $104,665, and $84,682, respectively. For the year ended December 31, 2014, 2013, 2012, and 2011 funds from operations per diluted common share was previously reported as $1.48, $0.98, $1.31, and $1.15, respectively.

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
Such risks and uncertainties as more fully discussed in Item 1A “Risk Factors” of this report and in other reports filed by the Company with the SEC from time to time include, among other things, the following:

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

•	Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adaptable to other uses;

•	The Company has, and may have more in the future, exposure to fixed rent escalators, which could lag behind inflation;

•	The Company’s real estate investments are illiquid and the Company may not be able to sell properties strategically targeted for disposition;

•	The Company is subject to risks associated with the development and redevelopment of properties;

•	The Company may make material acquisitions and undertake developments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations;

•	The Company is exposed to risks associated with entering new geographic markets;

•	Many of the Company’s properties are held under ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties;

•	The Company may experience uninsured or underinsured losses related to casualty or liability;

•	The Company is subject to cyber security risks;

•	The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future;

•	Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s financial condition and results of operations;

•	A change to the Company’s current dividend payment may have an adverse effect on the market price of the Company’s common stock;

•	If lenders under the Unsecured Credit Facility fail to meet their funding commitments, the Company’s operations and consolidated financial position would be negatively impacted;

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
The purpose of this Management's Discussion and Analysis is to provide an understanding of the Company's consolidated financial condition, results of operations and cash flows by focusing on the changes in key measures from year to year. This section is provided as a supplement to, and should be read in conjunction with, the Company's Consolidated Financial Statements and accompanying notes. This section is organized in the following sections:

•	Overview

•	Liquidity and Capital Resources

•	Trends and Matters Impacting Operating Results

•	Results of Operations

•	Non-GAAP Measures

•	Off-balance Sheet Arrangements

•	Contractual Obligations

•	Application of Critical Accounting Policies to Accounting Estimates
Overview
The Company owns and operates healthcare properties that facilitate the delivery of care in a primarily outpatient setting. To execute its strategy, the Company integrates owning, managing, financing and developing such properties and provides a broad spectrum of real estate services including leasing, property management, acquisition and development. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities located on or near the campuses of large, acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in diverse geographic locations with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer and diagnostic centers.

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
Sources and Uses of Cash
The Company's revenues are derived from its real estate property portfolio based on contractual arrangements with its tenants and sponsoring health systems. These sources of revenue represent the Company's primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, general and administrative costs, and other expenses incurred in connection with managing its existing portfolio and investing in additional properties. To the extent additional investments are not funded by these sources, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from its Unsecured Credit Facility.
The Company expects to continue to meet its liquidity needs, including capital for additional investments, dividend payments and debt service funds through cash on hand, cash flows from operations and the cash flow sources addressed above. The Company also had unencumbered real estate assets with a gross book value of approximately $3.1 billion at December 31, 2015, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has some exposure to variable interest rates and its common stock price has been impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
Operating Activities
Cash flows provided by operating activities for the three years ended December 31, 2015, 2014 and 2013 were $160.4 million, $125.4 million and $120.8 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

Investing Activities
The following table details the Company's cash flows used in investing activities for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Acquisitions of real estate	$(154,858)	$(71,899)	$(177,744)
Development of real estate	(17,354)	—	—
Additional long-lived assets	(48,769)	(70,670)	(72,784)
Funding of mortgages and notes receivable	—	(1,244)	(58,731)
Proceeds from acquisition of real estate upon mortgage note receivable default	—	204	—
Proceeds from sales of real estate	153,281	32,398	96,132
Proceeds from sale of cost method investment in real estate	—	—	2,717
Proceeds from mortgages and notes receivable repayments	1,918	5,623	2,464
Net cash used in investing activities	$(65,782)	$(105,588)	$(207,946)
A summary of the significant transactions impacting investing activities for the year ended December 31, 2015 is listed below. In addition, see Notes 4 and 5 to the Consolidated Financial Statements for more detail on these activities.

•
The Company acquired eight medical office buildings and two parcels of land during 2015 for a total purchase price of $190.1 million, including cash consideration of $156.4 million and the assumption of mortgage notes payable of $28.4 million.

•	The Company funded $26.5 million in 2015 at its development and redevelopment properties.

•	Tenant improvement fundings during 2015 at the Company's owned properties totaled $25.2 million, including $11.8 million of first generation tenant improvements.

•	Capital addition fundings during 2015 at the Company's owned properties totaled $16.0 million.

•	The Company disposed of nine properties in 2015 for a total sales price of $158.0 million, including cash consideration of $153.1 million, and $4.9 million of closing costs and related adjustments.

Development Opportunities
The Company is in the planning stages with several health systems and developers regarding new development opportunities, and management expects one or more developments to begin in 2016. Individual properties developed by the Company typically range in size from 50,000 to 200,000 square feet, depending largely on the demand for hospital-based outpatient services and third-party medical office use. Total costs to develop or redevelop a typical medical office building can vary depending on the scope of the project, market rental terms, parking configuration, building amenities, asset type and geographic location.

Financing Activities
The following table details the Company's cash flows provided by (used in) financing activities for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Net borrowings (repayments) on unsecured credit facility	$121,000	$(153,000)	$128,000
Borrowings on term loan	—	200,000	—
Borrowings on notes and bonds payable	249,793	—	247,948
Repayments on notes and bonds payable	(72,724)	(12,357)	(19,984)
Redemption of notes and bonds payable	(333,222)	—	(371,839)
Dividends paid	(120,266)	(116,371)	(111,571)
Net proceeds from issuance of common stock	66,942	76,856	220,252
Common stock redemptions	(1,367)	(10,074)	(454)
Settlement of Swaps	(1,684)	—	—
Capital contributions received from noncontrolling interests	—	—	1,806
Distributions to noncontrolling interest holders	—	(541)	(32)
Purchase of noncontrolling interests	—	(8,189)	—
Debt issuance and assumption costs	(2,482)	(1,258)	(5,082)
Net cash provided by (used in) financing activities	$(94,010)	$(24,934)	$89,044

Below is a summary of the significant financing activity for the year ended December 31, 2015. See Notes 10 and 11 to the Consolidated Financial Statements for more information on the capital markets and financing activities.

Changes in Debt Structure

•
On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million, which yielded a 3.885% interest rate per annum upon issuance. The Company incurred approximately $2.3 million in debt issuance costs that are included in Other assets, which will be amortized to maturity. Concurrently with this transaction, the Company settled four forward starting interest rate swap agreements for $1.7 million. The Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis.

•
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

•
In September 2015, the Company received a credit rating upgrade. This upgrade, coupled with another upgrade that the Company received earlier in the year, resulted in a decrease in the spread over LIBOR on outstanding borrowings on the unsecured credit facility due 2017 (decreasing from 1.40% to 1.15%) and the Unsecured Term Loan due 2019 (decreasing from 1.45% to 1.20%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments on the Unsecured Credit Facility that decreased from 0.3% to 0.2%. The rate decreases were effective on September 14, 2015.

•
The Company repaid mortgage notes payable totaling $67.5 million bearing a weighted average interest rate of 5.36% during the twelve months ended December 31, 2015. Details of each repayment are as follows:

•
On January 30, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.45% with outstanding principal of $15.0 million and accrued interest as of the redemption date of $0.1 million. The mortgage note encumbered a 73,548 square foot medical office building located in Washington State.

•
On April 1, 2015, the Company repaid in full a mortgage note payable bearing an interest rate of 5.00% with outstanding principal of $10.2 million. The mortgage note encumbered a 44,169 square foot medical office building located in Washington State.

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

•
On October 1, 2015, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.40% with outstanding principal of $10.6 million. The mortgage note encumbered a 88,408 square foot medical office building located in Virginia.

•
On December 31, 2015, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.49% with outstanding principal of $11.4 million. The mortgage note encumbered a 90,607 square foot medical office building and garage located in California. The Company subsequently refinanced the property on January 5, 2016 with a new mortgage note payable of $11.5 million bearing interest at a rate of 3.60%.

•
The Company assumed mortgage notes payable totaling $28.4 million bearing a weighted average contractual interest rate of 4.97% during the twelve months ended December 31, 2015. Details of each assumption are as follows:

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

•
On December 18, 2015, upon acquisition of a 64,143 square foot medical office property in Minneapolis, Minnesota, the Company assumed a $9.5 million mortgage note payable (excluding a fair value discount adjustment of $0.1 million). The mortgage note payable has a contractual interest rate of 4.15% (effective rate of 4.32%).

•	The following mortgage note payable was repaid subsequent to December 31, 2015:

•
On February 11, 2016, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.86% with outstanding principal of $10.2 million. The mortgage note encumbered a 90,633 square foot medical office building located in North Carolina.

As of December 31, 2015, 97.4% of the Company’s debt balances were due after 2016. Also, as of December 31, 2015, the Company’s stockholders’ equity totaled approximately $1.2 billion and its leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 41.8%. The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations (see Note 6 to the Consolidated Financial Statements). In accordance with this definition, the Company’s earnings from continuing operations as of December 31, 2015 were sufficient to cover its fixed charges with a ratio of 1.87 to 1.00. Calculated in accordance with the fixed charge covenant ratio under its Unsecured Credit Facility, the Company’s earnings covered its fixed charges at a ratio of 3.2 to 1.0.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. At December 31, 2015, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
The Company plans to manage its capital structure to maintain compliance with its debt covenants consistent with its current profile. Downgrades in ratings by the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on consolidated results of operations, liquidity and/or financial condition.

Common Stock Issuances
The following table summarizes the sales of common stock under the Company's at-the-market equity program:

	Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2015	2,434,239	$25.00 - $29.15	$65.8
2014	3,009,761	$24.35 - $27.53	$75.7
2013	5,207,871	$24.19 - $30.49	$140.6
The Company used the net proceeds from the at-the-market equity offering program for general corporate purposes, including the acquisition and development of healthcare facilities, funding of mortgage loans and the repayment of debt.

Dividends Payable
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT. Common stock cash dividends paid during or related to 2015 are shown in the table below:

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid/*Payable
4th Quarter 2014	$0.30	February 3, 2015	February 17, 2015	February 27, 2015
1st Quarter 2015	$0.30	May 5, 2015	May 18, 2015	May 29, 2015
2nd Quarter 2015	$0.30	August 4, 2015	August 17, 2015	August 28, 2015
3rd Quarter 2015	$0.30	November 3, 2015	November 16, 2015	November 30, 2015
4th Quarter 2015	$0.30	February 2, 2016	February 18, 2016	* February 29, 2016

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
Acquisitions and Dispositions
The Company acquired eight medical office buildings and two parcels of land during 2015 for a total purchase price of $190.1 million, including cash consideration of $156.4 million and the assumption of mortgage notes payable of $28.4 million.

The Company disposed of nine medical office buildings in 2015 for a total sales price of $158.0 million, including cash consideration of $153.1 million, and $4.9 million of closing costs and related adjustments.

See the Company's discussion regarding the 2015 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements.
Development Activity
The Company had two buildings under construction and two buildings in redevelopment at December 31, 2015. The Company’s ability to complete and stabilize these facilities in a given period of time will impact the Company’s results of operations and cash flows. More favorable completion dates, stabilization periods and rental rates will result in improved results of operations and cash flows, while lagging completion dates, stabilization periods and rental rates will result in less favorable results of operations and cash flows. The Company’s disclosures regarding projections or estimates of completion dates and leasing may not reflect actual results. See Note 16 to the Consolidated Financial Statements for more information on the Company’s development activities.

Security Deposits and Letters of Credit
As of December 31, 2015, the Company held approximately $10.8 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
Multi-Tenant Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenant portfolio will expire each year. In-place multi-tenant leases have a weighted average remaining term of 3.8 years. During 2015, 411 leases totaling 1.4 million square feet in the Company's multi-tenant portfolio expired, of which 349 leases totaling 1.3 million square feet were renewed or the tenants continue to occupy the space. Demand for well-located real estate with complementary practice types and services remains consistent, and the Company's 2015 quarterly tenant retention statistics ranged from 79% to 89%. In 2016, 447 leases totaling 1.4 million square feet in the Company's multi-tenant portfolio are scheduled to expire. Of those leases, 90% are in on-campus buildings, which tend to have a high tenant retention rate.

Multi-tenant Rental Rates and Lease Management
The Company continues to emphasize revenue growth for its in-place leases. In 2015, the Company experienced contractual rental rate growth which averaged 3.0% for in-place leases compared to 2.9% in 2014. The Company saw increases in its quarterly weighted average rental rate growth for renewing leases, unadjusted for rent abatements. For the years ended December 31, 2015 and 2014, quarterly weighted average rental rate growth ("cash releasing spread") for renewing leases ranged from 2.3% to 4.3% and 1.1% to 4.4%, respectively.

In a further effort to maximize revenue growth and reduce its exposure to uncontrollable expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 17% of its lease portfolio. Generally, the Company seeks higher rental increases for gross leases to compensate for its exposure to all operating expenses. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 32% of the Company's leased portfolio. Net leases, in which tenants pay all allowable operating expenses, total 51% of the leased portfolio.
Capital Additions
As a part of the Company's leasing practice, the Company seeks to earn a return on capital additions when determining asking lease rates for each property by considering the Company's gross investment, inclusive of any actual or expected capital additions. The Company invested $18.0 million, or $1.26 per square foot, in capital additions in 2015 and $15.6 million, or $1.10 per square foot, in capital additions in 2014. These amounts include 2015 and 2014 funding related to the redevelopment of two properties in Tennessee in the amount of $2.0 million and $4.0 million respectively. Capital additions are long-term investments made to maintain and improve the physical and aesthetic attributes of the Company's owned properties. Examples of such improvements include, but are not limited to, material changes to, or the full replacement of, major building systems (exterior facade, building structure, roofs, elevators, mechanical systems, electrical systems, energy management systems, upgrades to existing systems for improved efficiency) and common area improvements (furniture, signage and artwork, bathroom fixtures and finishes, exterior landscaping, parking lots or garages). These additions are capitalized into the gross investment of a property and then depreciated over their estimated useful lives, typically ranging from 7 to 20 years. Capital additions specifically do not include recurring maintenance expenses, whether direct or indirect, related to the upkeep and maintenance of major building systems or common area improvements. Capital additions also do not include improvements related to a specific tenant suite, unless the improvement is part of a major building system or common area improvement.
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

Tenant improvements totaled approximately $25.2 million, or $1.76 per square foot in 2015, of which $11.8 million pertained to first generation space. Tenant improvements in 2014 totaled $40.9 million, or $2.88 per square foot, of which $22.4 million pertained to first generation space. If tenants spend more than the allowance, the Company generally offers the tenant the option to either amortize the overage over the lease term, with interest, or reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Income and totaled approximately $0.6 million in 2015, $0.7 million in 2014, and $0.5 million in 2013. The tenant overage amount amortized to rent totaled approximately $4.5 million in 2015, $4.2 million in 2014, and $3.9 million in 2013.
Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company's properties or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases and 2% to 4% of the gross lease value for renewal leases. In 2015, the Company paid leasing commissions of approximately $7.5 million, or $0.53 per square foot, of which $0.6 million pertained to the leases for first generation space. In 2014, the Company paid leasing commissions of approximately $7.0 million, or $0.49 per square foot, of which $2.5 million pertained to the leases for first generation space. The amount of leasing commissions amortized over the term of the applicable leases and included in property operating expense in the Company's Consolidated Statements of Income totaled $3.4 million, $3.0 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2015 totaled approximately $2.8 million, or $0.20 per square foot, of which $1.1 million pertained to leases for first generation space. Rent abatements for 2014 totaled approximately $3.8 million, or $0.27 per square foot, of which $2.4 million pertained to leases for first generation space. Rent abatements for 2013 totaled approximately $4.1 million, or $0.29 per square foot, of which $1.7 million pertained to leases for first generation space.
Single-Tenant Net Leases
No single-tenant net leases expired in 2015. Two single-tenant net leases will expire in April 2016, and the Company expects that one of these leases will renew and the tenant for the other lease will vacate, with a new tenant expected to occupy the building upon lease expiration. The Company expects this activity to result in a decrease in rental income of approximately $0.7 million in 2016. As of December 31, 2015, the Company has a total of 34 single-tenant net leases with a weighted average remaining lease term of 7.8 years.
Property Operating Agreement Expirations
Five of the Company’s 198 owned real estate properties as of December 31, 2015 were covered under property operating agreements between the Company and a sponsoring health system. These agreements contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. Three of these agreements will expire in 2016. One agreement will expire in April 2016 resulting in an expected decrease of $0.1 million per quarter in property lease guaranty revenue. Two agreements will expire in September 2016 resulting in an expected decrease of $0.4 million per quarter in property lease guaranty revenue.
Operating Leases
As of December 31, 2015, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 45 real estate investments, excluding those ground leases the Company has prepaid. Rental expense relating to the operating leases for the years ended December 31, 2015, 2014 and 2013 was $5.1 million, $4.9 million and $4.4 million, respectively. At December 31, 2015, the Company had 94 properties totaling 7.6 million square feet that were held under ground leases with a remaining weighted average term of 69.9 years, including renewal options, at December 31, 2015. These ground leases typically have initial terms of 50 to 75 years with one to two renewal options extending the terms to 75 to 100 years. These ground leases have initial term expiration dates through 2105.

Purchase Options
The Company had approximately $178.2 million in real estate properties as of December 31, 2015 that were subject to exercisable purchase options or purchase options that become exercisable during 2016. The Company has approximately $448.0 million in real estate properties that are subject to purchase options that will become exercisable after 2016. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	Gross Real Estate Investment as of December 31, 2015
Year Exercisable	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current (3)	$131,114	$47,050	$178,164
2016	—	—	—
2017	—	48,773	48,773
2018	—	—	—
2019	41,521	—	41,521
2020	—	—	—
2021	16,578	14,984	31,562
2022	19,356	—	19,356
2023	—	—	—
2024	16,012	—	16,012
2025	20,454	221,929	242,383
2026 and thereafter	48,462	—	48,462
Total	$293,497	$332,736	$626,233
_____
(1) The purchase option price includes a fair market value component that is determined by an appraisal process.
(2) Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 14% greater than the Company's current gross investment.
(3) Includes $16.9 million related to six leases as of December 31, 2015. In February 2016, the leases were amended and the purchase options were removed from the leases.
Discontinued Operations
As discussed in more detail in Note 1 to the Consolidated Financial Statements, in prior years, the Company was required to report the results of operations of real estate assets disposed of or held for sale as discontinued operations. Therefore, the results of operations from assets that were held for sale at December 31, 2014 and sold in 2015 are classified as discontinued operations for the current period. All prior periods were previously restated to conform to the 2014 presentation. As of January 1, 2015, the Company has adopted ASU 2014-08, which is discussed in more detail in Note 1 to the Consolidated Financial Statements. The Company does not expect future disposals of individual properties or classifications of individual properties as held for sale to meet the updated definition of a discontinued operation and, therefore, the financial position and results of operations will not be reclassified.
Equity Issuances
The Company maintains an at-the-market equity offering program to sell shares of the Company's common stock from time to time in at-the-market sales transactions. The primary use of the proceeds from these equity issuances is the acquisition and development of healthcare properties, the repayment of debt (primarily mortgage notes payable assumed through acquisitions), and other general corporate purposes. On March 29, 2013, the Company entered into sales agreements with each of Cantor Fitzgerald & Co. and three other sales agents to sell up to an aggregate of 9,000,000 shares of the Company's common stock from time to time through the sales agents. On December 23, 2015, there were no remaining shares, and the agreement with Cantor Fitzgerald & Co. was amended to allow for the offer and sale of up to 2,500,000 additional shares of the Company's common stock. The Company sold 2,434,239 shares under these programs in 2015, generating net proceeds of $65.8 million.
As of December 31, 2015, there were 2,447,400 authorized shares remaining available to be sold under the sales agreement. In January 2016, the Company sold 664,298 shares of common stock, generating $18.7 million in net proceeds.
Debt Management
The Company maintains a conservative and flexible capital structure that allows it to fund new investments and operate its existing portfolio. In addition to its unsecured senior notes, Unsecured Credit Facility, and Unsecured Term Loan due 2019, the Company has approximately $128.2 million of mortgage notes payable, most of which were assumed when the Company acquired properties. In 2016, approximately $33.7 million of these mortgage notes payable will mature. The Company intends to repay the mortgage notes upon maturity.

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
Defined Benefit Pension Plan
During 2015, the Company terminated its pension plan under which three of the Company’s founding officers were eligible to receive retirement benefits upon retirement (the “Executive Retirement Plan”). The Company recognized a total benefit obligation of $19.6 million in connection with the termination and recorded a charge of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive loss on the Company's Consolidated Balance Sheets that was being amortized. The one-time lump sum payment will be paid, in either cash or stock, in May 2016. See Note 13 to the Consolidated Financial Statements for additional information.
Casualty Loss
The Company owns a medical office building in Oklahoma that sustained damage from a tornado on May 6, 2015. As of December 31, 2015 the Company estimated its expenditures related to returning the property to its previous operating condition to be approximately $2.6 million. The Company estimates recoveries for restoration costs of approximately $2.5 million. In addition, as of December 31, 2015, the Company received insurance proceeds replacing lost rental revenue, recorded in rental income, of approximately $0.4 million for the period of May 6, 2015 to September 16, 2015 at which time all tenants were back in occupancy and paying rent.
New Accounting Pronouncements
See Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards not yet adopted. The Company is still evaluating the impact of these new standards.
Other Items Impacting Operations
General and administrative expenses will fluctuate quarter-to-quarter and the Company typically has higher general and administrative costs in the first quarter of every year as a result of employee benefit plan expenses, the expenses related to the grant of employee stock purchase plan options and contributions to healthcare savings accounts. These items will likely increase general and administrative expenses by approximately $0.4 million in the first quarter of 2016. General and administrative expense is expected to be greater in 2016 compared to 2015 due in part to an expected increase of approximately $2.4 million related to the amortization of performance-based, non-vested stock awards granted in December 2015 and February 2016.

Results of Operations
Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014
The Company’s consolidated results of operations for 2015 compared to 2014 were significantly impacted by acquisitions, dispositions, extinguishments of debt, gains on sale and impairment charges recorded on real estate properties.

Revenues
Rental income increased $21.8 million, or 6.0%, to approximately $383.3 million compared to $361.5 million in the prior year period and is comprised of the following:

			Change
(Dollars in thousands)	2015	2014	$	%
Property operating	$306,550	$285,304	$21,246	7.4%
Single-tenant net lease	67,238	65,252	1,986	3.0%
Straight-line rent	9,545	10,969	(1,424)	(13.0)%
Total Rental income	$383,333	$361,525	$21,808	6.0%

Property operating income increased $21.2 million, or 7.4%, from the prior year primarily as a result of the following activity:

•	Acquisitions in 2014 and 2015 contributed $13.6 million.

•	Net leasing activity including contractual rent increases and renewals contributed $9.4 million.

•	Conversion from single-tenant net lease caused an increase of $0.9 million.

•	Conversion to single-tenant net lease caused a decrease of $1.3 million.

•	Dispositions in 2015 accounted for a decrease of $1.4 million.

Single-tenant net lease income increased $2.0 million, or 3.0%, from the prior year primarily as a result of the following activity:

•	Acquisitions in 2014 and 2015 contributed $2.8 million.

•	New leasing activity including contractual rent increases contributed $1.8 million.

•	Conversion from property operating income caused an increase of $1.8 million.

•	Conversion to property operating income caused a decrease of $1.3 million.

•	Dispositions in 2015 accounted for a decrease of $3.1 million.

Straight-line rent income decreased $1.4 million, or 13.0%, from the prior year primarily as a result of the following activity:

•	Acquisitions in 2014 and 2015 contributed $0.7 million.

•	New leasing activity including contractual rent increases and the effects of current year rent abatements contributed $0.3 million.

•	The effects of prior year rent abatements that expired caused a decrease of $2.4 million.
Mortgage interest income decreased approximately $3.6 million, or 97.5%, from the prior year primarily as a result of the following activity:

•	Acquisition in 2014 of a property in Oklahoma affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $2.4 million.

•	The Company's 2014 receipt of a deed in lieu of foreclosure related to a mortgage note receivable on a property in Iowa resulted in a decrease of $1.0 million.

Expenses
Property operating expenses increased $6.1 million, or 4.6%, for the twelve months ended December 31, 2015 compared to the prior year primarily as a result of the following activity:

•	Acquisitions in 2014 and 2015 accounted for an increase of $4.9 million.

•	Dispositions in 2015 accounted for a decrease of $0.7 million.

•	The Company experienced an overall increase in portfolio property taxes of $2.5 million, leasing commission and legal fee expense of $0.7 million and janitorial expense of $0.2 million.

•	The Company experienced an overall decrease in maintenance and repair of approximately $0.7 million and utility expense of $0.8 million.

General and administrative expenses increased approximately $4.1 million, or 18.1%, for the twelve months ended December 31, 2015 compared to the prior year primarily as a result of the following activity:

•	Increase in performance-based compensation expense totaling $3.4 million, including $1.7 million of non-cash stock-based award amortization.

•	Increase in pension expense of $0.4 million.

•	Increase in expenses related to potential acquisitions and developments of $0.5 million.

•	Decrease in expenses related to state income taxes of $0.2 million.

Depreciation expense increased $7.1 million, or 7.2%, for the twelve months ended December 31, 2015 compared to the prior year. Properties acquired in 2014 and 2015 and developments completed and commencing operations contributed a combined increase of $5.1 million. The remaining $2.0 million increase is related to various building and tenant improvement expenditures.
Other Income (Expense)
Other income (expense), a net expense, increased $23.7 million, or 33.9%, for the twelve months ended December 31, 2015 compared to the prior year mainly due to the following activity:

Gain on sales of real estate properties
Gain on sales of real estate properties excluding those classified within discontinued operations, totaling approximately $56.6 million is associated with the sale of seven real estate properties during 2015.
Interest Expense
Interest expense decreased $6.9 million for the twelve months ended December 31, 2015 compared to the prior year. The components of interest expense are as follows:

(Dollars in thousands)	2015	2014	Change	Percentage Change
Contractual interest	$62,215	$68,327	$(6,112)	(8.9)%
Net discount/premium accretion	376	954	(578)	(60.6%)
Deferred financing costs amortization	3,067	3,132	(65)	(2.1%)
Amortization of interest rate swap settlement	115	—	115	—%
Interest cost capitalization	(239)	—	(239)	—%
Total interest expense	$65,534	$72,413	$(6,879)	(9.5)%

Contractual interest decreased $6.1 million, or 8.9%, primarily as a result of the following activity:

•	The Unsecured Credit Facility and Unsecured Term Loan due 2019 accounted for a net increase of $0.9 million.

•	Senior Notes due 2025 were issued in the second quarter of 2015 and accounted for an increase of $6.6 million.

•	Senior Notes due 2017 were repaid in the second quarter of 2015 and accounted for a decrease of $12.2 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $1.2 million, and mortgage notes repayments accounted for a decrease of $2.4 million.

•	Scheduled monthly interest payments related to the Company's mortgage notes payable decreased $0.2 million.

Loss on Extinguishments of Debt
Loss on extinguishment of debt of approximately $28.0 million is associated with the redemption of the Senior Notes due 2017. See Note 10 to the Consolidated Financial Statements for more information.

Pension Termination
Pension termination expense of approximately $5.3 million represents the effect of the Company's termination of the Executive Retirement Plan in 2015. See Note 13 to the Consolidated Financial Statements for more information.

Impairment of real estate assets
Impairment of real estate assets excluding those classified within discontinued operations, totaling approximately $3.6 million is associated with the sale of two real estate properties during 2015.
Impairment of internally-developed software
The Company recognized an impairment of internally-developed software of approximately $0.7 million in 2015, which was abandoned for a third party program that was previously unavailable.

Interest and other income, net
Interest and other income decreased primarily due to a refund received in 2014 of the overpayment of prior year expenses of approximately $1.9 million.

Discontinued Operations
Income from discontinued operations totaled $10.6 million and loss from discontinued operations totaled $1.8 million, respectively, for the years ended December 31, 2015 and 2014, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale as of December 31, 2014. None of the Company's 2015 dispositions initiated in 2015 met the definition of a discontinued operation as amended in Accounting Standards Update No. 2014-08, which the Company adopted in 2015. The Company disposed of one real estate property in 2015 that was classified as held for sale at December 31, 2014 and nine real estate properties in 2014 that were included in discontinued operations. One property remains classified as held for sale as of December 31, 2015.

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013
The Company’s consolidated results of operations for 2014 compared to 2013 were significantly impacted by acquisitions, dispositions, development conversion properties, gains on sale and impairment charges recorded on real estate properties.

Revenues
Rental income increased $49.2 million, or 15.8%, to approximately $361.5 million compared to $312.3 million in the prior year and is comprised of the following:

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
Mortgage interest income decreased $9.0 million, or 71.1%, from the prior year as a result of the following activity:

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

General and administrative expenses decreased approximately $0.9 million, or 3.8%, for the twelve months ended December 31, 2014 compared to the prior year primarily as a result of the following activity:

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
Other Income (Expense)
Other income (expense), a net expense, increased $30.9 million, or 30.7%, for the twelve months ended December 31, 2014 compared to the prior year period mainly due to the following activity:
Interest Expense
Interest expense decreased $1.1 million for the twelve months ended December 31, 2014 compared to the prior year period. The components of interest expense are as follows:

(Dollars in thousands)	2014	2013	Change	Percentage Change
Contractual interest	$68,327	$69,334	$(1,007)	(1.5)%
Net discount accretion	954	1,132	(178)	(15.7)%
Deferred financing costs amortization	3,132	3,228	(96)	(3.0)%
Interest cost capitalization	—	(183)	183	(100.0)%
Total interest expense	$72,413	$73,511	$(1,098)	(1.5)%
Contractual interest decreased $1.0 million, or 1.5%, primarily as a result of the following activity:

•	The Unsecured Credit Facility and Unsecured Term Loan due 2019 accounted for a net increase of $1.8 million.

•	$250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023") were issued in the first quarter of 2013 and accounted for an increase of $2.2 million.

•	The Company's outstanding unsecured senior notes due 2014 were redeemed in the second quarter of 2013 and accounted for a decrease of $4.0 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $2.2 million, and mortgage notes repayments accounted for a decrease of $2.9 million.

•	Scheduled monthly interest payments related to the Company's mortgage notes payable decreased $0.3 million.

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
Discontinued Operations
Loss from discontinued operations totaled $1.8 million and income from discontinued operations totaled $20.1 million, respectively, for the year ended December 31, 2014 and 2013, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale as of December 31, 2014 or disposed of during 2014. The Company disposed of nine real estate properties in 2014 and disposed of 12 properties and one land parcel in 2013 with two properties classified as held for sale as of December 31, 2014.
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
The comparability of FFO for the year ended December 31, 2015 compared to 2014 was most significantly affected by the various property acquisitions during 2015 and 2014 and the results of operations of the portfolio from period to period. FFO for the year ended 2015 was negatively affected by a $28.0 million loss incurred on the early repayment of debt and a $5.3 million loss due to the termination of the Company's defined benefit pension plan. FFO for the year ended December 31, 2013 was negatively affected by the $29.9 million in losses incurred on the early repayment of debt. Also during 2013, the Company sold its interest in a cost method investment in an unconsolidated limited liability company and recognized a $1.5 million gain on the disposition. This gain is included in FFO for the year ended December 31, 2013. Other items that impacted the comparability of FFO are discussed in the "Results of Operations" section.
The table below reconciles net income attributable to common stockholders to FFO for the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2013
Net income attributable to common stockholders	$69,436	$31,887	$6,946
Gain on sales of real estate properties	(67,172)	(9,283)	(24,718)
Impairments	4,325	12,029	9,889
Real estate depreciation and amortization	114,533	108,860	98,036
Leasing commission amortization (1)	3,449	3,000	2,013
Total adjustments	55,135	114,606	85,220
Funds from operations attributable to common stockholders	$124,571	$146,493	$92,166
Funds from operations per Common Share - Diluted	$1.25	$1.51	$1.00
Weighted average common shares outstanding - Diluted	99,880	96,759	92,387
______

(1)
During 2015, the Company began including an add-back for leasing commission amortization in order to provide a better basis for comparing its results of operations with those of others in the industry, consistent with the NAREIT definition of FFO. For the twelve months ended December 31, 2014 and 2013, FFO per diluted common share was previously reported as $1.48 and $0.98, respectively.

Same Store NOI
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
The following table reflects the Company's same store NOI for the twelve months ended December 31, 2015 and 2014.

			Same Store NOI for the
			Twelve Months Ended December 31,
(Dollars in thousands)	Number of Properties (1)	Gross Investment at December 31, 2015	2015	2014
Multi-tenant Properties	133	$2,212,984	$154,130	$146,269
Single-tenant Net Lease Properties	33	578,030	56,866	54,236
Total	166	$2,791,014	$210,996	$200,505
______

(1)	Mortgage notes receivable, construction in progress, corporate property and assets classified as held for sale are excluded.

Properties included in the same store analysis are stabilized properties that have been included in operations and were consistently reported as leased and stabilized properties for the duration of the year-over-year comparison period presented. Accordingly, properties that were recently acquired or disposed of, properties classified as held for sale, and properties in stabilization or conversion from stabilization are excluded from the same store analysis. In addition, the Company excludes properties that meet the following Company-defined criteria to be included in the reposition property group:

•	Properties having less than 60% occupancy;

•	Properties that experience a loss of occupancy over 30% in a single quarter;

•	Anticipated significant or material changes to a particular property or its market environment; or

•	Properties with negative net operating income.

Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Development properties will be included in the same store pool eight full quarters after substantial completion. Properties included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater and has remained at that level for eight full quarters.

The following tables reconcile same store NOI to the respective line items in the Consolidated Statements of Income and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Twelve Months Ended December 31,
(Dollars in thousands)	2015	2014
Rental income	$383,333	$361,525
Property lease guaranty revenue (a)	3,890	4,430
Property operating expense	(140,195)	(134,057)
Exclude Straight-line rent revenue	(9,545)	(10,969)
NOI	237,483	220,929
NOI not included in same store	(26,487)	(20,424)
Same store NOI	$210,996	$200,505
___________
(a) Other operating income reconciliation:
Property lease guaranty revenue	$3,890	$4,430
Interest income	579	731
Other	578	504
Total consolidated other operating income	$5,047	$5,665

Reconciliation of Same Store Property Count:

Property Count as of December 31, 2015
Same store properties	166
Acquisitions	16
Reposition	16
Total owned real estate properties	198

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on its consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of December 31, 2015, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT under the Internal Revenue Code. The Company's material contractual obligations are included in the table below. As of December 31, 2015, the Company had no long-term capital lease obligations.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$1,762,207	$86,713	$313,839	$333,611	$1,028,044
Operating lease commitments (2)	316,083	5,160	10,528	10,709	289,686
Construction in progress (3)	62,892	53,248	9,644
Tenant improvements (4)	28,771	28,771	—	—	—
Pension obligations (5)	19,571	19,571	—	—	—
Total contractual obligations	$2,189,524	$193,463	$334,011	$344,320	$1,317,730
______

(1)
The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility, whose balance and interest rate may fluctuate from day to day. Excluded from the table above are the discounts on the Company's outstanding senior notes of approximately $3.6 million, and net premiums totaling approximately $0.9 million on 16 mortgage notes payable, which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2015. The Company’s long-term debt principal obligations are presented in more detail in the table below.

(In millions)	Principal Balance at Dec. 31, 2015	Principal Balance at Dec. 31, 2014	Maturity Date	Contractual Interest Rates at December 31, 2015	Principal Payments	Interest Payments
Unsecured Credit Facility	$206.0	$85.0	4/17	LIBOR + 1.15%	At maturity	Quarterly
Unsecured Term Loan Facility	200.0	200.0	2/19	LIBOR + 1.20%	At maturity	Quarterly
Senior Notes due 2017	—	300.0	—	6.50%	At maturity	Semi-Annual
Senior Notes due 2021	400.0	400.0	1/21	5.75%	At maturity	Semi-Annual
Senior Notes due 2023	250.0	250.0	4/23	3.75%	At maturity	Semi-Annual
Senior Notes due 2025	250.0	—	5/25	3.88%	At maturity	Semi-Annual
Mortgage notes payable	128.2	172.5	4/16-5/40	4.15%-7.63%	Monthly	Monthly
	$1,434.2	$1,407.5

(2)	Includes primarily the corporate office and ground leases, with expiration dates through 2105, related to various real estate investments for which the Company is currently making payments.

(3)
Includes cash flow projections related to the construction of three buildings, a portion of which relates to tenant improvements that will generally be funded after the core and shell of the building is completed. This amount includes $4.4 million of invoices that were accrued and included in construction in progress on the Company's Consolidated Balance Sheets as of December 31, 2015.

(4)	The Company has remaining tenant improvement allowances of approximately $28.8 million. The Company expects to fund these improvements in 2016.

(5)
Effective May 5, 2015, the Company terminated its Executive Retirement Plan. The Company will pay lump sum amounts to the four plan participants. In accordance with Section 409A of the Internal Revenue Code, these amounts will be paid in either cash or stock no earlier than twelve and no later than twenty-four months following the termination date.

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
As of December 31, 2015 and 2014, the Company had fully reserved capitalized pursuit costs totaling $3.2 million and $2.0 million, respectively.
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

The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The Company's 2015 and 2014 reviews indicated that no impairment had occurred with respect to the Company's $3.5 million goodwill asset.
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
The Company recorded impairment charges totaling $4.3 million, $12.0 million, and $9.9 million, respectively, for the years ended December 31, 2015, 2014, and 2013 related to real estate properties and other long-lived assets. The impairment charges in 2015 related to two properties sold and one property previously classified as held for sale, reducing the Company's carrying value on the properties to the estimated fair value of the property less estimated costs to sell. The impairment charges in 2014 related to seven properties sold, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell. The impairment charges in 2013 included $3.3 million related to one land parcel sold and $6.6 million related to three properties classified as held for sale and two properties sold, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell.
Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2015, the Company had investments of approximately $3.2 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
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
As of December 31, 2015, $1.0 billion of the Company’s $1.4 billion of outstanding debt bore interest at fixed rates. Additionally, all of the Company’s mortgage notes and other notes receivable bore interest at fixed rates.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance as of December 31, 2015	Calculated Annual Interest	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Unsecured Credit Facility	$206,000	$3,765	$(88)	$88
Term Note due 2017	200,000	3,755	(86)	86
	$406,000	$7,520	$(174)	$174

		Fair Value
(Dollars in thousands)	Carrying Value as of December 31, 2015	December 31, 2015	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2014 (1)
Fixed Rate Debt:
Senior Notes due 2017, net of discount (2)	$—	$—	$—	$—	$307,771
Senior Notes due 2021, net of discount (2)	398,168	423,637	419,501	427,744	430,633
Senior Notes due 2023, net of discount (2)	248,435	240,965	234,587	247,456	241,947
Senior Notes due 2025, net of discount (2)	249,804	244,026	236,318	252,138	—
Mortgage Notes Payable (2)	129,087	129,124	127,253	131,052	173,476
	$1,025,494	$1,037,752	$1,017,659	$1,058,390	$1,153,827
Fixed Rate Receivables:
Mortgage Notes Receivable (3)	$—	$—	$—	$—	$1,892
	$—	$—	$—	$—	$1,892
______

(1)
Fair values as of December 31, 2014 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

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

Item 8. Financial Statements and Supplementary Data
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Realty Trust Incorporated at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for discontinued operations as of January 1, 2015 due to the adoption of Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/     BDO USA, LLP

Nashville, Tennessee
February 16, 2016

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
 (Amounts in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$198,585	$183,060
Buildings, improvements and lease intangibles	3,135,893	3,048,251
Personal property	9,954	9,914
Construction in progress	19,024	—
Land held for development	17,452	17,054
	3,380,908	3,258,279
Less accumulated depreciation	(761,926)	(700,671)
Total real estate properties, net	2,618,982	2,557,608
Cash and cash equivalents	4,102	3,519
Mortgage notes receivable	—	1,900
Assets held for sale and discontinued operations, net	724	9,146
Other assets, net	192,918	185,337
Total assets	$2,816,726	$2,757,510
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,431,494	$1,403,692
Accounts payable and accrued liabilities	75,489	70,240
Liabilities of discontinued operations	33	372
Other liabilities	66,963	62,152
Total liabilities	1,573,979	1,536,456
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 101,517 and 98,828 shares issued and outstanding at December 31, 2015 and 2014, respectively.	1,015	988
Additional paid-in capital	2,461,376	2,389,830
Accumulated other comprehensive loss	(1,569)	(2,519)
Cumulative net income attributable to common stockholders	909,685	840,249
Cumulative dividends	(2,127,760)	(2,007,494)
Total stockholders’ equity	1,242,747	1,221,054
Total liabilities and stockholders' equity	$2,816,726	$2,757,510
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
 (Amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Rental income	$383,333	$361,525	$312,322
Mortgage interest	91	3,665	12,701
Other operating	5,047	5,665	5,926
	388,471	370,855	330,949
EXPENSES
Property operating	140,195	134,057	122,571
General and administrative	26,925	22,808	23,704
Depreciation	106,530	99,384	86,239
Amortization	10,084	10,820	10,645
Bad debt, net of recoveries	(193)	31	172
	283,541	267,100	243,331
OTHER INCOME (EXPENSE)
Gain on sales of real estate properties	56,602	—	—
Interest expense	(65,534)	(72,413)	(73,511)
Loss on extinguishment of debt	(27,998)	—	(29,638)
Pension termination	(5,260)	—	—
Impairment of real estate assets	(3,639)	—	—
Impairment of internally-developed software	(654)	—	—
Gain on sale of cost method investment in real estate	—	—	1,492
Interest and other income, net	389	2,637	947
	(46,094)	(69,776)	(100,710)
INCOME (LOSS) FROM CONTINUING OPERATIONS	58,836	33,979	(13,092)
DISCONTINUED OPERATIONS
Income from discontinued operations	715	967	5,246
Impairments of real estate assets	(686)	(12,029)	(9,889)
Gain on sales of real estate properties	10,571	9,283	24,718
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	10,600	(1,779)	20,075
NET INCOME	69,436	32,200	6,983
Less: Net income attributable to noncontrolling interests	—	(313)	(37)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$69,436	$31,887	$6,946
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.59	$0.35	$(0.14)
Discontinued operations	0.11	(0.02)	0.22
Net income attributable to common stockholders	$0.70	$0.33	$0.08
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.59	$0.35	$(0.14)
Discontinued operations	0.11	(0.02)	0.22
Net income attributable to common stockholders	$0.70	$0.33	$0.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	99,171	95,279	90,941
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	99,880	96,759	90,941
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income
 (Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
NET INCOME	$69,436	$32,200	$6,983
Other comprehensive income (loss):
Defined benefit plans:
Reclassification adjustment for losses included in net income (Pension termination)	2,519	—	—
Net gain (loss) arising during the period	—	(2,570)	2,143
Forward starting interest rate swaps:
Reclassification adjustment for losses included in net income (Interest expense)	115	—	—
Losses on settlement of swaps arising during the period	(1,684)	—	—
Other comprehensive income (loss)	950	(2,570)	2,143
COMPREHENSIVE INCOME	70,386	29,630	9,126
Less: Comprehensive income attributable to noncontrolling interests	—	(313)	(37)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$70,386	$29,317	$9,089
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity
 (Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$—	$875	$2,100,297	$(2,092)	$801,416	$(1,779,552)	$1,120,944	$—	$1,120,944
Issuance of stock, net of costs	—	83	220,176	—	—	—	220,259	—	220,259
Common stock redemption	—	—	(454)	—	—	—	(454)	—	(454)
Stock-based compensation	—	1	5,209	—	—	—	5,210	—	5,210
Net income	—	—	—	—	6,946	—	6,946	37	6,983
Defined benefit pension plan net gain	—	—	—	2,143	—	—	2,143	—	2,143
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(111,571)	(111,571)	—	(111,571)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(34)	(34)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	1,806	1,806
Balance at December 31, 2013	—	959	2,325,228	51	808,362	(1,891,123)	1,243,477	1,809	1,245,286
Issuance of stock, net of costs	—	31	76,800	—	—	—	76,831	—	76,831
Common stock redemption	—	(4)	(10,070)	—	—	—	(10,074)	—	(10,074)
Stock-based compensation	—	2	4,449	—	—	—	4,451	—	4,451
Net income	—	—	—	—	31,887	—	31,887	313	32,200
Defined benefit pension plan net gain	—	—	—	(2,570)	—	—	(2,570)	—	(2,570)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(116,371)	(116,371)	—	(116,371)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(510)	(510)
Purchase of noncontrolling interest in consolidated joint ventures	—	—	(6,577)	—	—	—	(6,577)	(1,612)	(8,189)
Balance at December 31, 2014	—	988	2,389,830	(2,519)	840,249	(2,007,494)	1,221,054	—	1,221,054
Issuance of stock, net of costs	—	25	66,886	—	—	—	66,911	—	66,911
Common stock redemption	—	—	(1,367)	—	—	—	(1,367)	—	(1,367)
Stock-based compensation	—	2	6,027	—	—	—	6,029	—	6,029
Net income	—	—	—	—	69,436	—	69,436	—	69,436
Amounts reclassified from accumulated other comprehensive loss arising from loss on defined benefit pension plan	—	—	—	2,519	—	—	2,519	—	2,519
Loss on forward starting interest rate swaps	—	—	—	(1,569)	—	—	(1,569)	—	(1,569)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(120,266)	(120,266)	—	(120,266)
Balance at December 31, 2015	$—	$1,015	$2,461,376	$(1,569)	$909,685	$(2,127,760)	$1,242,747	$—	$1,242,747
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$69,436	$32,200	$6,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,363	116,049	105,318
Stock-based compensation	6,029	4,451	5,210
Straight-line rent receivable	(9,600)	(11,050)	(8,608)
Straight-line rent liability	771	721	426
Gain on sales of real estate assets	(67,229)	(9,283)	(24,718)
Gain on sale of cost method investment in real estate	—	—	(1,492)
Loss on extinguishment of debt	27,998	—	29,907
Impairments of real estate properties	4,325	12,029	9,889
Pension termination	5,260	—	—
Impairment of internally-developed software	654	—	—
Provision for bad debts, net	(194)	34	185
Changes in operating assets and liabilities:
Other assets	(2,932)	(16,842)	(5,660)
Accounts payable and accrued liabilities	4,190	(1,914)	740
Other liabilities	1,304	(1,025)	2,617
Net cash provided by operating activities	160,375	125,370	120,797
INVESTING ACTIVITIES
Acquisitions of real estate	(154,858)	(71,899)	(177,744)
Development of real estate	(17,354)	—	—
Additional long-lived assets	(48,769)	(70,670)	(72,784)
Funding of mortgages and notes receivable	—	(1,244)	(58,731)
Proceeds from acquisition of real estate upon mortgage note receivable default	—	204	—
Proceeds from sales of real estate	153,281	32,398	96,132
Proceeds from sale of cost method investment in real estate	—	—	2,717
Proceeds from mortgages and notes receivable repayments	1,918	5,623	2,464
Net cash used in investing activities	(65,782)	(105,588)	(207,946)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	121,000	(153,000)	128,000
Borrowings on term loan	—	200,000	—
Borrowings on notes and bonds payable	249,793	—	247,948
Repayments on notes and bonds payable	(72,724)	(12,357)	(19,984)
Redemption of notes and bonds payable	(333,222)	—	(371,839)
Dividends paid	(120,266)	(116,371)	(111,571)
Net proceeds from issuance of common stock	66,942	76,856	220,252
Common stock redemptions	(1,367)	(10,074)	(454)
Settlement of swaps	(1,684)	—	—
Capital Contributions received from noncontrolling interest	—	—	1,806
Distributions to noncontrolling interest holders	—	(541)	(32)
Purchase of noncontrolling interest	—	(8,189)	—
Debt issuance and assumption costs	(2,482)	(1,258)	(5,082)
Net cash provided by (used in) financing activities	(94,010)	(24,934)	89,044
Increase (decrease) in cash and cash equivalents	583	(5,152)	1,895
Cash and cash equivalents, beginning of period	3,519	8,671	6,776
Cash and cash equivalents, end of period	$4,102	$3,519	$8,671
Supplemental Cash Flow Information:
Interest paid	$69,773	$68,173	$71,025
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$28,783	$19,636	$40,992
Invoices accrued for construction, tenant improvement and other capitalized costs	$10,431	$5,594	$10,885
Capitalized interest	$239	$—	$183
Elimination of construction mortgage note receivable upon acquisition real estate property	$—	$81,213	$97,203
Mortgage note receivable eliminated upon acquisition	$—	$39,973	$—
Company-financed real estate property sales	$—	$1,900	$4,241
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that owns, acquires, manages, finances and develops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. The Company had investments of approximately $3.4 billion in 198 real estate properties, construction in progress, land held for development and corporate property as of December 31, 2015. The Company’s 198 owned real estate properties are located in 30 states and total approximately 14.3 million square feet. The Company provided property management services to approximately 9.8 million square feet nationwide. Square footage disclosures in this Annual Report on Form 10-K are unaudited.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities (“VIE”) where the Company controls the operating activities of the VIE.
In accordance with the consolidation accounting standards, the Company must evaluate each contractual relationship it has with its lessees, borrowers, or others to determine whether or not the contractual arrangement creates a variable interest in those entities. If the Company determines that it has a variable interest and the entity is a VIE, then management must determine whether or not the Company is the primary beneficiary of the VIE, resulting in consolidation of the VIE. A primary beneficiary has the power to direct those activities of the VIE that most significantly impact its economic performance and has the obligation to absorb the losses of, or receive the benefits from, the VIE. There were no VIEs as of December 31, 2015 and 2014.
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
Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under Accounting Standards Codification Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable. The Company’s gross real estate assets, on a financial reporting basis, totaled approximately $3.4 billion as of December 31, 2015 and $3.3 billion as of December 31, 2014.
During 2015 and 2014, the Company eliminated against accumulated depreciation approximately $6.8 million and $9.5 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. Also during 2015 and 2014, approximately $1.3 million and $0.4 million of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation.
Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2015, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	15.0 to 38.1 years
Buildings and improvements	3.3 to 39.0 years
Lease intangibles (including ground lease intangibles)	1.9 to 93.1 years
Personal property	1.5 to 17.3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in land held for development totaled approximately $17.5 million and $17.1 million as of December 31, 2015 and 2014, respectively.
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
Acquisitions of Real Estate Properties with In-Place Leases
Acquisitions of real estate properties are accounted for at fair value. When a building with in-place leases is acquired, the cost of the acquisition must be allocated between the tangible real estate assets "as-if vacant" and the intangible real estate assets related to in-place leases based on their estimated fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The values related to above- or below-market in-place lease intangibles are amortized over the remaining term of the leases upon acquisition to rental income where the Company is the lessor and to property operating expense where the Company is the lessee, and are amortized over the remaining term of the leases upon acquisition.
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
The fair values of at-market in-place lease and other intangible assets are amortized and reflected in amortization expense in the Company’s Consolidated Statements of Income. See Note 9 for more details on the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
During 2015, in connection with the sale of one medical office building, the Company recorded an impairment charge in continuing operations of approximately $0.3 million based on the contractual sales price, a level one input. The Company used level three inputs to record an impairment charge in continuing operations of approximately $3.3 million related to a property in held for sale, reducing the Company's carrying value to the estimated fair value of the properties less costs to sell prior to sale. This property was sold during 2015. The Company used level three inputs to record an impairment charge in discontinued operations of approximately $0.7 million related to a property in held for sale, reducing the Company's carrying value to the estimated fair value of the properties less costs to sell prior to sale.

Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. Gains and losses are reclassified from accumulated other comprehensive income into earnings once the underlying hedged transaction is recognized in earnings. As of December 31, 2015, the Company had $1.6 million recorded in accumulated other comprehensive loss related to a forward starting interest rate swap entered into and settled during 2015. See Note 11 for additional information.
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
Mortgage Notes
The Company had no mortgage notes receivable outstanding as of December 31, 2015. The Company had one mortgage note receivable outstanding as of December 31, 2014 with a principal balance totaling $1.9 million which was repaid during 2015.
No allowances were recorded on the Company's mortgage notes receivable during 2015 or 2014. The Company evaluates collectibility of its mortgage notes and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for either on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company’s expectation of future collectibility.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and deferred financing costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized over the term of the related credit facility or other debt instrument under the straight-line method, which approximates amortization under the effective interest method. Goodwill is not amortized but is evaluated annually as of December 31 for impairment. Both the 2015 and 2014 impairment evaluations indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 9 for more detail on the Company’s intangible assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defined Benefit Pension Plan
During 2015, the Company terminated its Executive Retirement Plan under which three of the Company’s founding officers were eligible to receive retirement benefits upon retirement. The Company recognized a total benefit obligation of $19.6 million in connection with the termination and recorded a charge of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive loss on the Company's Consolidated Balance Sheets that was being amortized. The one-time lump sum payment will be paid, in either cash or stock, in May 2016. See Note 13 to the Consolidated Financial Statements for additional information.
Stock-Based Compensation
The Company has various employee and director stock-based awards outstanding. These awards include non-vested common stock and options to purchase common stock granted to employees pursuant to the 2015 Employees Stock Incentive Plan and its predecessor plans (the “Incentive Plan”) and the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company recognizes share-based payments to employees and directors in the Consolidated Statements of Income on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date.
The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of common shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months. The Company accounts for awards to its employees under the Employee Stock Purchase Plan based on fair value, using the Black-Scholes model, and generally recognizes expense over the award’s vesting period, net of estimated forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options when they are granted in the first quarter of each year and then may record additional compensation expense in subsequent quarters as warranted. In each of the years ended December 31, 2015, 2014 and 2013, the Company recognized in general and administrative expenses approximately $0.2 million, $0.3 million, and $0.3 million, respectively, of compensation expense related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.

See Note 14 for details on the Company’s stock-based awards.
Accumulated Other Comprehensive Income (Loss)
Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, derivative instruments and unrealized gains or losses on available-for-sale securities. The Company’s accumulated other comprehensive income (loss) consists only of the loss on the effective portion of changes in the fair value of derivatives designated as cash flow hedges as of December 31, 2015. As of December 31, 2014, the Company's accumulated other comprehensive income (loss) consisted only of the cumulative pension liability adjustments. The Company terminated its Pension Plan during 2015 and reclassified this amount into earnings. See Note 11 for more details on the Company's derivative financial instruments.
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must all be met before a Company may recognize revenue, including that persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectibility is reasonably assured. Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was $36.4 million and $35.4 million, respectively, as of December 31, 2015 and 2014 which includes deferred tenant improvement reimbursements of $21.3 million and $22.4 million, respectively, which will be recognized as revenue over the life of each respective lease.
The Company derives most of its revenues from its real estate property and mortgage notes receivable portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsoring health systems or borrowers. These contractual arrangements fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in rental income or mortgage interest income on the Company’s Consolidated Statements of Income, based on the type of contractual agreement.
Rental Income
Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. The Company's lease agreements generally include provisions for stated annual increases or increases based on a Consumer Price Index ("CPI"). Rental income from properties under multi-tenant office lease arrangements and rental income from properties with single-tenant lease arrangements are included in rental income on the Company's Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of rental income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Property operating income	$306,550	$285,304	$251,403
Single-tenant net lease	67,238	65,252	51,467
Straight-line rent	9,545	10,969	9,452
Rental income	$383,333	$361,525	$312,322
Operating expense recoveries, included in property operating income, were approximately $58.9 million, $53.9 million and $40.9 million, respectively, for the years ended December 31, 2015, 2014 and 2013.
Additional rent, generally defined in most lease agreements as the cumulative increase in CPI from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. There was no additional rental income for the year ended December 31, 2015. Included in rental income was additional rental income, net of reserves, of approximately $0.7 million for the years ended December 31, 2014 and 2013.
Mortgage Interest Income
Interest income on the Company’s mortgage notes receivable is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. The Company has no outstanding mortgage notes receivable as of December 31, 2015. However, the Company had one and four fixed rate mortgage notes receivable that were outstanding as of December 31, 2014 and 2013, respectively, all of which have been repaid prior to December 31, 2015. The Company amortizes any fees paid related to its mortgage notes receivable to mortgage interest income over the term of the loan on a straight-line basis which approximates amortization under the effective interest method.
Other Operating Income
Other operating income on the Company’s Consolidated Statements of Income was comprised of the following:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Property lease guaranty revenue	$3,890	$4,430	$5,114
Interest income	579	731	457
Management fee income	370	289	164
Other	208	215	191
	$5,047	$5,665	$5,926
Five of the Company’s 198 owned real estate properties as of December 31, 2015 were covered under property operating agreements between the Company and a sponsoring health system, which contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2015.
Federal tax returns for the years 2013, 2014 and 2015 are currently subject to examination by taxing authorities.
State Income Taxes
The Company must pay certain state income taxes and the provisions for such taxes are generally included in general and administrative expense on the Company’s Consolidated Statements of Income. See Note 17 for further discussion.
Sales and Use Taxes
The Company must pay sales and use taxes to certain state tax authorities based on rents collected from tenants in properties located in those states. The Company is generally reimbursed for these taxes by the tenant. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis in revenues in the Company’s Consolidated Statements of Income.
Discontinued Operations
The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The Company does not expect these dispositions to meet the amended definition of a discontinued operation as defined in Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The Company adopted ASU No. 2014-08 on a prospective basis beginning January 1, 2015. However, if a sale were to meet the amended definition representing a strategic shift that has or will have a major effect on the Company's operations and financial results, the operating results of the properties that have been sold or are held for sale will be reported as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented.
Assets Held for Sale
Long-lived assets held for sale are reported at the lower of their carrying amount or their fair value less cost to sell estimate. Further, depreciation of these assets ceases at the time the assets are classified as held for sale. Losses resulting from the sale of such properties are characterized as impairment losses in the Consolidated Statements of Income. See Note 6 for more detail on discontinued operations and assets held for sale.
Earnings per Share
Basic earnings per common share is calculated using weighted average shares outstanding less issued and outstanding non-vested shares of common stock. Diluted earnings per common share is calculated using weighted average shares outstanding plus the dilutive effect of the outstanding stock options from the Employee Stock Purchase Plan and non-vested shares of common stock using the treasury stock method and the average stock price during the period. See Note 15 for the calculations of earnings per share.

New Accounting Pronouncements
Accounting Standards Update No. 2015-03
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard requires debt issuance costs to be reported in the balance sheet as a direct reduction from the face amount of the note to which it is directly related. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest" which allowed entities to defer and present debt issuance costs related to line-of-credit arrangements as assets, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This standard is effective for the Company beginning on January 1, 2016 with early adoption permitted, on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, the Company is required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect the adoption of this standard on January 1, 2016 to have a material impact on the Company's consolidated financial position or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

This standard is effective for the Company on a prospective basis for annual periods beginning on January 1, 2015 and interim periods within that year. Early adoption was permitted but only for disposals (or classifications as held for sale) that had not been reported in financial statements previously issued. The Company adopted this standard on the effective date of January 1, 2015. The Company's properties that were classified as held for sale as of December 31, 2014 remain in discontinued operations and the Company's 2015 dispositions did not meet the amended definition of a discontinued operation. The properties that were reported in discontinued operations as of December 31, 2014 will remain in discontinued operations.
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

Accounting Standards Update No. 2015-16
In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This standard requires adjustments to provisional amounts that are identified during the measurement period after a business combination to be recognized in the reporting period in which the adjustment amounts are determined. The adjustments recognized in the current period include the effects on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This standard is effective for the Company for annual and interim periods beginning on January 1, 2016. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial impact or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Property Investments
The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing and development services, and capital for the construction of new facilities, as well as for the acquisition of existing properties. The Company had investments of approximately $3.4 billion in 198 real estate properties, mortgages, land held for development and corporate property as of December 31, 2015. The following table summarizes the Company’s investments.

(Dollars in thousands)	Number of Facilities	Land	Buildings, Improvements,and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office/outpatient:
Alabama	4	$650	$35,169	$20	$35,839	$(18,001)
Arizona	7	1,330	61,902	444	63,676	(14,297)
California	11	31,484	177,589	189	209,262	(60,638)
Colorado	10	8,257	194,981	208	203,446	(24,629)
District of Columbia	2	—	31,346	—	31,346	(10,110)
Florida	7	6,873	69,113	106	76,092	(34,851)
Hawaii	3	8,327	126,984	160	135,471	(21,559)
Illinois	3	6,142	50,778	146	57,066	(12,820)
Indiana	4	3,358	117,262	—	120,620	(19,751)
Iowa	6	12,665	80,691	94	93,450	(15,055)
Minnesota	2	2,090	34,908	—	36,998	(1,006)
Missouri	3	3,797	28,278	7	32,082	(15,707)
North Carolina	16	5,096	157,416	95	162,607	(41,974)
Oklahoma	2	7,673	101,366	—	109,039	(4,610)
Tennessee	14	10,353	189,052	298	199,703	(66,023)
Texas	43	45,036	631,114	1,318	677,468	(166,700)
Virginia	13	3,334	185,204	139	188,677	(42,894)
Washington	12	13,217	279,360	265	292,842	(31,434)
Other (11 states)	14	4,906	132,507	85	137,498	(46,295)
	176	174,588	2,685,020	3,574	2,863,182	(648,354)
Inpatient:
Arizona	1	3,641	12,371	—	16,012	(2,195)
California	1	—	12,688	—	12,688	(6,955)
Colorado	1	623	10,788	—	11,411	(835)
Missouri	1	1,989	109,304	—	111,293	(6,351)
Pennsylvania	4	6,555	74,634	—	81,189	(40,527)
Texas	5	9,507	158,175	265	167,947	(29,742)
	13	22,315	377,960	265	400,540	(86,605)
Other:
Indiana	1	96	3,662	32	3,790	(2,593)
Iowa	1	—	40,275	—	40,275	(3,588)
Michigan	5	193	12,728	183	13,104	(8,776)
Tennessee	1	253	7,213	408	7,874	(2,452)
Virginia	1	1,140	9,035	2	10,177	(5,477)
	9	1,682	72,913	625	75,220	(22,886)
Land Held for Development	—	17,452	—	—	17,452	(140)
Construction in Progress (1)	—	—	19,024	—	19,024	—
Corporate Property	—	—	—	5,490	5,490	(3,941)
	—	17,452	19,024	5,490	41,966	(4,081)
Total real estate investments	198	$216,037	$3,154,917	$9,954	$3,380,908	$(761,926)
______
(1) Construction in progress includes $5.8 million of land.

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
Future minimum lease payments under the non-cancelable operating leases and guaranteed amounts due to the Company under property operating agreements as of December 31, 2015 are as follows (in thousands):

2016	$302,705
2017	270,636
2018	235,392
2019	194,982
2020	151,440
2021 and thereafter	588,435
$1,743,590
Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company had one customer, Baylor Scott & White Health, that accounted for 10% or more of the Company’s consolidated revenues, including revenues from discontinued operations, for the years ended December 31, 2015, 2014, and 2013 at 10%, 10%, and 11%, respectively.
Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise by the lessee. The Company had approximately $178.2 million in real estate properties as of December 31, 2015 that were subject to purchase options that were exercisable or become exercisable during 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Acquisitions, Dispositions and Mortgage Repayments
2015 Real Estate Acquisitions
The Company acquired a 110,679 square foot medical office building in San Jose, California for a purchase price of $39.3 million, including cash consideration of $39.1 million and purchase price credits of $0.2 million. The property is located adjacent to two hospital campuses, Kaiser Permanente, a 106-bed hospital, and Washington Hospital Healthcare System, a 353-bed hospital. Upon acquisition, this property was 97% leased, with leases to the two hospitals comprising 59% of the rentable square feet.

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

The Company acquired a 52,813 square foot medical office property in Seattle, Washington for a purchase price of $28.0 million, including cash consideration of $18.4 million, purchase price credits of $0.2 million, and the assumption of debt of $9.4 million (excluding a $0.3 million fair value premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual annual interest rate of 5.00% and matures on July 10, 2019. The property is located on the campus of Providence Health's Swedish Medical Center, a 624-bed acute care hospital. Upon acquisition, the property was 100% leased by one tenant whose lease expires in 2023.

The Company acquired 0.4 acres of land and a 7,672 square foot medical office building in Nashville, Tennessee for a purchase price and cash consideration of $2.0 million. The Company intends to demolish the existing medical office building and hold the property for future development.

The Company acquired a 47,508 square foot medical office building in Denver, Colorado for a purchase price of $6.5 million, including cash consideration of $6.2 million and purchase price credits of $0.3 million. The property is located in close proximity to Catholic Health Initiatives' St. Anthony Hospital, a 224-bed acute care hospital. Upon acquisition, the building was 73% leased.

The Company acquired a 33,169 square foot medical office building in Tacoma, Washington for a purchase price of $8.8 million, including cash consideration of $7.5 million and purchase price credits of $1.3 million. The Company recorded an environmental liability at acquisition that is discussed further in Note 16 to the Consolidated Financial Statements. Upon acquisition, this property was 100% leased. As part of this transaction, the Company acquired a neighboring 0.3 acre lot and 12,077 square foot vacant office building that the Company intends to demolish and hold for future development. The buildings are located adjacent to Tacoma General Hospital, a 340-bed hospital owned by MultiCare Health.

The Company acquired a 99,942 square foot medical office building in Oakland, California for a purchase price of $47.0 million, including cash consideration of $43.6 million and purchase price credits of $3.4 million. Upon acquisition, the property was 97% leased.  The building is located on the Sutter Health's Alta Bates Summit Medical Center campus, a 326-bed acute care hospital.

The Company acquired a 60,437 square foot medical office building in Seattle, Washington for a purchase price of $27.6 million, including cash consideration of $27.7 million and purchase price adjustments of $0.1 million. Upon acquisition, the property was 100% leased. The building is located on the UW Medicine's Northwest Hospital and Medical Center campus, a 281-bed general medical and surgical hospital.

The Company exercised its purchase right to acquire 1.15 acres of land associated with its medical office building in Virginia Beach, Virginia for a purchase price and cash consideration of $0.9 million.

The Company acquired a 64,143 square foot medical office building in Minneapolis, Minnesota for a purchase price of $16.0 million, including cash consideration of $6.6 million, purchase price adjustments of $0.1 million, and the assumption of debt of $9.5 million (excluding a $0.1 million fair value discount recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual annual interest rate of 4.15% and matures September 1, 2024. Upon acquisition, the property was 92% leased. The building is connected to Allina Health's Unity Hospital, a 220-bed general acute care hospital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the Company's acquisitions for the twelve months ended December 31, 2015:

(Dollars in millions)	Date Acquired	Purchase Price	Purchase Price Adjustments/ (Credits)	Mortgage Notes Payable Assumed (1)	Cash Consideration (2)	Real Estate	Other (3)	Square Footage
Real estate acquisitions
California	1/15/15	$39.3	$(0.2)	$—	$39.1	$39.2	$(0.1)	110,679
Washington	6/26/15	14.0	(0.1)	(9.5)	4.4	13.8	0.1	35,558
Washington	9/1/15	28.0	(0.2)	(9.4)	18.4	27.8	—	52,813
Colorado	9/14/15	6.5	(0.3)	—	6.2	6.3	(0.1)	47,508
Washington	10/23/15	8.8	(1.3)	—	7.5	8.6	(1.1)	33,169
California	11/3/15	47.0	(3.4)	—	43.6	44.2	(0.6)	99,942
Washington	11/18/15	27.6	0.1	—	27.7	27.6	0.1	60,437
Minnesota	12/18/15	16.0	0.1	(9.5)	6.6	16.0	0.1	64,143
Total real estate acquisitions		$187.2	$(5.3)	$(28.4)	$153.5	$183.5	$(1.6)	504,249
Land acquisitions		2.9	—	—	2.9	2.9	—	—
		$190.1	$(5.3)	$(28.4)	$156.4	$186.4	$(1.6)	504,249
______

(1)	The mortgage notes payable assumed in the acquisitions do not reflect the fair value adjustments totaling $0.4 million recorded by the Company upon acquisition (included in Other).

(2)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(3)	Includes assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2015 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Building	$153.1	25.0-35.0
Land	20.3	—
Intangibles:
At-market lease intangibles	10.1	1.9-7.9
Above-market lease intangibles	0.1	0.9-4.9
Below-market lease intangibles	(0.5)	1.3-8.3
Below-market ground lease intangibles	0.9	46.3-78.5
Total intangibles	10.6
Mortgage notes payable assumed, including fair value adjustments	(28.8)
Other assets acquired	0.5
Accounts payable, accrued liabilities and other liabilities assumed	(2.2)
Total cash paid	$153.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2014 Real Estate Acquisitions
The Company acquired a 152,655 square foot multi-tenanted office building in Iowa in which the Company acquired ownership in satisfaction of a $40.0 million mortgage note receivable that matured on January 10, 2014. The cash flows from the operations of the property were sufficient to pay the Company interest from the maturity date through the date of the transfer of ownership to the Company at the 7.7% fixed interest rate plus an additional 3% of interest for the default interest rate. The Company has accounted for this transaction as a business combination and recorded the acquisition of the property at its estimated fair value based primarily on level three inputs. Upon acquisition, the property was 93% leased with expirations through 2023.

The Company acquired a 200,000 square foot medical office building in Oklahoma for a purchase price of approximately $85.4 million that was 100% leased to Mercy Health, based in Missouri, through 2028 under a single-tenant net lease. The Company funded the development of the facility through a construction mortgage loan of approximately $81.2 million prior to acquisition. Upon purchase the construction mortgage loan was eliminated in the Company's Consolidated Financial Statements. At the closing of the purchase, the outstanding loan balance was credited to the purchase price and the Company paid an additional $4.2 million, including cash consideration of $4.1 million and purchase price credits of $0.1 million. Subsequent to the purchase, the Company funded an additional $5.8 million to complete the $91.2 million development.

The Company acquired 56.9% of a medical office building equating to 48,048 square feet and related land in Texas through an equity interest in a limited liability company for a purchase price of $8.7 million, including purchase price adjustments of $0.1 million and cash consideration of $8.8 million. Based on the nature of the transaction, the Company has accounted for the acquisition as an asset acquisition and has recorded the amounts in real estate assets on the Company's Consolidated Balance Sheet. Upon acquisition, the property was 95% leased with expirations through 2024. The building is adjacent to Ascension Health's Seton Medical Center, a 534-bed hospital.

The Company acquired a 35,292 square foot medical office building located in North Carolina for a purchase price and cash consideration of $6.5 million. Upon acquisition, the property was 100% leased with expirations through 2024. The building is adjacent to Carolinas HealthCare System's Wesley Long Hospital, a 175-bed hospital.

The Company acquired a 60,476 square foot medical office building located in Minnesota for a purchase price of $19.8 million including cash consideration of $9.2 million, purchase price adjustments of $0.8 million, and the assumption of debt of $11.4 million (excluding a $1.0 million fair value premium recorded upon acquisition). The mortgage notes payable assumed by the Company bear a weighted average contractual interest rate of 6.67% with maturities from 2017 to 2040. The property was constructed in 2010 and, upon acquisition, was 100% leased with expirations through 2025. The building is connected to Unity Hospital, a 220-bed hospital operated by Allina Health.

The Company acquired a 47,962 square foot medical office building located in Florida for a purchase price of $7.9 million, including cash consideration of $7.8 million and purchase price credits of $0.1 million. Upon acquisition, the property was 89% leased with expirations through 2019. The building is adjacent to Tampa General Hospital, a 1,018-bed hospital.

The Company acquired a 68,860 square foot medical office building in Oklahoma for a purchase price of $17.5 million, including cash consideration of $10.8 million, purchase price adjustments of $0.1 million, and the assumption of debt of $6.8 million (excluding a $0.4 million fair value premium recorded upon acquisition). The mortgage note payable assumed by the Company bears a contractual interest rate of 6.1% and matures on August 1, 2020. Upon acquisition, the property was 97% leased with expirations through 2027. The building is located on the Norman Regional Healthplex campus, a 152-bed hospital.

The Company acquired a 60,161 square foot medical office building in Washington for a purchase price and cash consideration of $22.7 million. Upon acquisition, the property was 98% leased with expirations through 2021 and is located on the Catholic Health Initiatives' Highline Medical Center campus, a 177-bed hospital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the Company's acquisitions for the twelve months ended December 31, 2014:

(Dollars in millions)	Date Acquired	Purchase Price	Purchase Price Adjustments/(Credits)	Elimination of Mortgage Notes Receivable	Mortgage Notes Payable Assumed (1)	Cash Consideration (2)	Real Estate	Other (3)	Square Footage
Real estate acquisitions
Iowa	3/28/14	$—	$0.2	$(40.0)	$—	$—	$40.2	$(0.4)	152,655
Oklahoma	5/22/14	85.4	(0.1)	(81.2)	—	4.1	85.4	(0.1)	200,000
Texas	6/4/14	8.7	0.1	—	—	8.8	8.8	—	48,048
North Carolina	6/6/14	6.5	—	—	—	6.5	6.5	—	35,292
Minnesota	7/28/14	19.8	0.8	—	(11.4)	9.2	20.9	(0.3)	60,476
Florida	9/16/14	7.9	(0.1)	—	—	7.8	7.9	(0.1)	47,962
Oklahoma	10/29/14	17.5	0.1	—	(6.8)	10.8	17.9	(0.3)	68,860
Washington	12/1/14	22.7	—	—	—	22.7	18.9	3.8	60,161
Total real estate acquisitions		$168.5	$1.0	$(121.2)	$(18.2)	$69.9	$206.5	$2.6	673,454
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2014 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Building	$181.7	11.5-39.0
Land	12.7	—
Intangibles:
At-market lease intangibles	12.1	4.8-13.9
Below-market lease intangibles	(0.4)	3.8-6.5
Above-market ground lease intangibles	(0.1)	91.3
Below-market ground lease intangibles	3.8	63.7
Total intangibles	15.4
Mortgage notes payable assumed, including fair value adjustments	(19.6)
Foreclosed mortgage note receivable	(40.0)
Elimination of mortgage note receivable upon acquisition	(81.2)
Other assets acquired	3.0
Accounts payable, accrued liabilities and other liabilities assumed	(2.3)
Cash acquired	0.2
Total cash paid	$69.9

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

2015 Real Estate Asset Dispositions
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

The Company disposed of an on-campus, 119,903 square foot medical office building located in Florida, in which the Company had a net investment of $10.5 million. The sales price for the building was approximately $16.3 million comprised of net cash proceeds of $15.8 million and closing costs of approximately $0.5 million. The Company recognized a $5.1 million gain upon the disposal of this property, net of straight-line rent receivables and other assets.

The Company disposed of an on-campus, 40,782 square foot medical office building located in Arizona, in which the Company had a net investment of $2.0 million. The sales price and cash proceeds were approximately $3.0 million. The Company recognized a $0.8 million gain on the disposal, net of straight-line receivables and other assets.

The Company disposed of an off-campus, 13,478 square foot medical office building located in Missouri, in which the Company had a net investment of $2.9 million. The sales price for the building was approximately $3.0 million comprised of net cash proceeds of $2.8 million and tenant improvement credits of $0.2 million. The Company recorded a $0.3 million impairment on the disposal, net of straight-line rent receivables and other assets.

The Company disposed of an off-campus, 56,645 square foot medical office building located in Arizona, in which the Company had a net investment of $4.9 million, including the impact of impairment charges recorded prior to the sale of approximately $3.3 million. The sales price for the building was approximately $5.3 million comprised of net cash proceeds of $5.0 million and closing costs of approximately $0.3 million. The Company recognized a $0.1 million gain upon the disposal of this property.

The Company disposed of an on-campus, 58,030 square foot medical office building located in Georgia, in which the Company had a net investment of $4.4 million. The sales price for the building was approximately $14.0 million comprised of net cash proceeds of $13.8 million and closing costs of approximately $0.2 million. The Company recorded a $9.0 million gain upon the disposal of this property.

2015 Company-Financed Mortgage Notes
During 2015, one Company-financed mortgage notes receivable totaling $1.9 million was repaid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company's 2015 dispositions are as follows:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Company-financed Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage
Real estate dispositions
Virginia	05/21/15	$1.0	$—	$—	$1.0	$0.3	$—	$0.7	5,323
Indiana (1)	06/30/15	97.0	(3.7)	—	93.3	50.5	1.9	40.9	175,999
Pennsylvania (2)	07/17/15	18.4	—	—	18.4	7.4	0.4	10.6	63,914
Florida	09/16/15	16.3	(0.5)	—	15.8	10.5	0.2	5.1	119,903
Arizona	09/25/15	3.0	—	—	3.0	2.0	0.2	0.8	40,782
Missouri	09/30/15	3.0	(0.2)	—	2.8	2.9	0.2	(0.3)	13,478
Arizona	11/05/15	5.3	(0.3)	—	5.0	4.9	—	0.1	56,645
Georgia	12/14/15	14.0	(0.2)	—	13.8	4.4	0.4	9.0	58,030
Total dispositions		158.0	(4.9)	—	153.1	82.9	3.3	66.9	534,074
Mortgage note repayments		—	—	1.9	1.9	—	—	—	—
		$158.0	$(4.9)	$1.9	$155.0	$82.9	$3.3	$66.9	534,074
______
(1) Includes two properties.
(2) Previously included in assets held for sale.

2014 Real Estate Asset Dispositions
The Company disposed of a 52,608 square foot off-campus, medical office building located in Florida in which the Company had a $1.7 million net investment, including the impact of impairment charges recorded prior to the sale of approximately $3.3 million. The sales price was $1.8 million, comprised of $1.7 million in net cash proceeds and closing costs of $0.1 million. This property was previously classified as held for sale.

The Company disposed of a 58,365 square foot off-campus, medical office building located in Texas in which the Company had a $4.1 million net investment, including the impact of impairment charges recorded prior to the sale of approximately $2.6 million. The sales price was $4.4 million, comprised of $4.2 million in net cash proceeds and closing costs of $0.2 million. This property was previously classified as held for sale.

The Company disposed of a 31,026 square foot on-campus, medical office building located in Nevada in which the Company had a $4.9 million net investment. The sales price was approximately $2.3 million, comprised of net cash proceeds of approximately $0.2 million, a seller-financed mortgage note of $1.9 million, and closing costs of $0.2 million. The Company recognized a $2.8 million impairment on the disposal of this property that was not previously classified as held for sale.

The Company disposed of two off-campus medical office buildings in Tennessee, totaling 32,204 square feet, in which the Company had an aggregate net investment of $3.2 million. The sales price for the buildings was approximately $3.1 million comprised of net cash proceeds of $2.9 million and closing costs of approximately $0.2 million. The Company recognized a $0.4 million impairment on the disposal, net of straight-line rent receivables which were written off. These properties were not previously classified as held for sale.

The Company disposed of two off-campus medical office buildings in Texas, totaling 166,167 square feet, in which the Company had an aggregate net investment $12.1 million. The sales price and net cash proceeds for the buildings was approximately $21.5 million. The Company recognized a $9.2 million gain on the disposal, net of straight-line rent receivables which were written off. These properties were not previously classified as held for sale.

The Company disposed of a 26,166 square foot off-campus, medical office building located in Missouri in which the Company had a $1.4 million net investment, including a $3.1 million impairment charge recorded in the second quarter of 2014 as a result of the pending sale. The sales price and net cash proceeds for the building was approximately $1.3 million. The Company recognized a $0.2 million impairment on the disposal, net of straight-line rent receivables which were written off. This property was previously classified as held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company disposed of a 110,000 square foot off-campus, medical office building located in Illinois in which the Company had a $0.8 million net investment, including the impact of impairment charges prior to the sale of $5.6 million. The sales price and net cash proceeds for the building was approximately $0.5 million and the Company recognized a $0.3 million impairment on the disposal. This property was previously classified as held for sale.

2014 Company-Financed Mortgage Notes
During 2014, the Company originated an $1.9 million seller-financed mortgage note receivable with the purchaser of a medical office building located in Nevada. See "2014 Real Estate Asset Dispositions" above for more information. This mortgage note receivable was repaid in September 2015.

Also during 2014, two Company-financed mortgage notes receivable totaling $4.9 million were repaid.

A summary of the Company's 2014 dispositions are as follows:

(Dollars in millions)	Date Disposed	Sales Price	Closing Adjustments	Company-financed Mortgage Notes	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage
Real estate dispositions
Florida (1)	4/11/14	$1.8	$(0.1)	$—	$1.7	$1.7	$—	$—	52,608
Texas (1)	4/23/14	4.4	(0.2)	—	4.2	4.1	0.1	—	58,365
Nevada	9/12/14	2.3	(0.2)	(1.9)	0.2	4.9	—	(2.8)	31,026
Tennessee (2)	11/14/14	3.1	(0.2)	—	2.9	3.2	0.1	(0.4)	32,204
Texas (2)	11/25/14	21.5	—	—	21.5	12.1	0.2	9.2	166,167
Missouri (1)	12/18/14	1.3	—	—	1.3	1.4	0.1	(0.2)	26,166
Illinois (1)	12/29/14	0.5	—	—	0.5	0.8	—	(0.3)	110,000
Total dispositions		34.9	(0.7)	(1.9)	32.3	28.2	0.5	5.5	476,536
Mortgage note repayments		—	—	4.9	4.9	—	—	—	—
		$34.9	$(0.7)	$3.0	$37.2	$28.2	$0.5	$5.5	476,536
______
(1) Previously included in assets held for sale.
(2) Includes two properties.

5. Mortgage Notes Receivable
The Company had no mortgage notes receivable outstanding as of December 31, 2015. The Company had one mortgage note receivable outstanding as of December 31, 2014 with a principal balance totaling $1.9 million which was repaid during 2015. The Company’s mortgage note receivable was classified as held-for-investment based on management’s intent and ability to hold the loans until maturity. As such, the loan was carried at amortized cost. A summary of the Company’s mortgage notes receivable for the years ended December 31, 2015 and 2014 is shown in the table below:

					Balance as of December 31,
State	Property Type (1)	Face Amount	Interest Rate	Maturity Date	2015	2014
(dollars in thousands)
Nevada	MOB	$1,900	6.50%	09/30/17	$—	$1,900
Total mortgage notes receivable					$—	$1,900
______
(1) MOB - Medical office building.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Construction Mortgage Note Fundings
In May 2014, the Company acquired a medical office building in Oklahoma for $85.4 million, including the elimination of the construction mortgage note receivable totaling $81.2 million and cash consideration of approximately $4.1 million. The building is 100% leased to Mercy Health. The Company provided $1.2 million in fundings toward the facility under a construction mortgage note during 2014. See Note 4 for details regarding the Company's acquisition.
6. Discontinued Operations
The Company adopted Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” ("ASU 2014-08") on January 1, 2015. As of December 31, 2015, the Company had one property remaining in assets held for sale that was classified as discontinued operations prior to the adoption of ASU 2014-08. This property will be included in discontinued operations on the Company's Consolidated Statements of Income until such time that the Company sells the asset. None of the Company's 2015 dispositions represented a strategic shift that had or will have a major effect on the Company's operations and financial results. Therefore, the 2015 dispositions were not classified as discontinued operations.

Assets and liabilities of properties sold or classified as held for sale are separately identified on the Company’s Consolidated Balance Sheets in the current period. As of December 31, 2015 and 2014, the Company had one and two properties, respectively, classified as held for sale.
The table below reflects the assets and liabilities of the properties classified as held for sale and discontinued operations as of December 31, 2015 and 2014.

	December 31,
(Dollars in thousands)	2015	2014
Balance Sheet data (as of the period ended):
Land	$422	$422
Buildings, improvements and lease intangibles	1,350	12,822
Personal property	—	13
	1,772	13,257
Accumulated depreciation	(1,070)	(4,464)
Assets held for sale, net	702	8,793
Other assets, net (including receivables)	22	353
Assets of discontinued operations, net	22	353
Assets held for sale and discontinued operations, net	$724	$9,146
Accounts payable and accrued liabilities	$28	$86
Other liabilities	5	286
Liabilities of discontinued operations	$33	$372

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below reflects the results of operations of the properties included in discontinued operations on the Company’s Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013
Statements of Income data:
Revenues (1)
Rental income	$752	$5,660	$14,202
Other operating	—	4	9
	752	5,664	14,211
Expenses (2)
Property operating	58	3,126	4,830
General and administrative	—	19	26
Depreciation	—	1,551	3,794
Amortization	—	—	63
Bad debt, net of recoveries	(1)	3	13
	57	4,699	8,726
Other Income (Expense) (3)
Loss on extinguishment of debt	—	—	(270)
Interest expense	—	—	(40)
Interest and other income, net	20	2	71
	20	2	(239)
Income from Discontinued Operations	715	967	5,246
Impairments (4)	(686)	(12,029)	(9,889)
Gain on sales of real estate properties (5)	10,571	9,283	24,718
Income (Loss) from Discontinued Operations	$10,600	$(1,779)	$20,075
Income (Loss) from Discontinued Operations per Common Share - Basic	$0.11	$(0.02)	$0.22
Income (Loss) from Discontinued Operations per Common Share - Diluted	$0.11	$(0.02)	$0.22
______

(1)
Total revenues for the years ended December 31, 2015, 2014 and 2013 included $0.8 million, $5.7 million and $14.0 million, respectively, related to properties sold; and $0.2 million related to one property held for sale as of December 31, 2013.

(2)	Total expenses for the years ended December 31, 2015, 2014 and 2013 included $0.1 million, $4.7 million and $8.7 million, respectively, related to properties sold.

(3)	Other income (expense) for the years ended December 31, 2015, 2014, and 2013 included income (expense) related to properties sold.

(4)
Impairments for the year ended December 31, 2015 included $0.7 million related to one property held for sale. December 31, 2014 included $3.7 million related to the sale of three properties and $8.3 million on four properties, classified as held for sale and subsequently sold in 2015; December 31, 2013 included the following: $3.3 million related to the sale of a land parcel; $0.4 million related to two properties classified as held for sale and subsequently sold for a gain in 2014; and $6.2 million related to three properties held for sale.

(5)	Gain on sales of real estate properties for the years ended December 31, 2015, 2014 and 2013 included gains on the sale of one, three, and 12 properties, respectively.
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
The Company recorded impairment charges on two properties sold, included in continuing operations, for the year ended December 31, 2015 totaling $3.6 million. The Company recorded impairment charges on properties sold or classified as held for sale, included in discontinued operations, for the years ended December 31, 2015, 2014 and 2013 totaling $0.7 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$12.0 million and $9.9 million, respectively. Both level 1 and level 3 fair value techniques were used to derive these impairment charges. These impairment charges are discussed in more detail in Note 4.
8. Other Assets
Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, deferred financing costs and receivables. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014 are detailed in the table below:

	December 31,
(Dollars in millions)	2015	2014
Prepaid assets	$63.6	$61.4
Straight-line rent receivables	60.4	52.6
Above-market intangible assets, net	17.3	17.3
Additional long-lived assets, net	14.8	14.4
Ground lease modification, net	11.2	11.7
Accounts receivable	8.8	8.7
Allowance for uncollectible accounts	(0.2)	(0.5)
Deferred financing costs, net	8.7	9.9
Goodwill	3.5	3.5
Customer relationship intangible assets, net	1.9	1.9
Other	2.9	4.4
	$192.9	$185.3
Ground Lease Modification, net
In May 2014, the Company modified the ground leases and property operating agreements of five on-campus medical office buildings, totaling 424,000 square feet, associated with the sponsoring health system.  The Company paid the health system $12.0 million to modify these agreements and eliminate exercisable purchase options that would have resulted in a purchase price below estimated fair market value. This modification payment will be amortized over the remaining estimated useful life of the buildings on a straight-line basis.
9. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, deferred financing costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2015 and 2014 consisted of the following:

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Avg. Remaining Life (Years)	Balance Sheet Classification
(Dollars in millions)	2015	2014	2015	2014
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets
Deferred financing costs	17.1	17.6	8.4	7.7	5.4	Other assets
Above-market lease intangibles	21.8	20.9	4.5	3.6	53.8	Other assets
Customer relationship intangibles	2.6	2.6	0.7	0.7	27.6	Other assets
Below-market lease intangibles	(7.9)	(7.6)	(3.7)	(3.0)	13.9	Other liabilities
At-market lease intangibles	78.9	75.6	35.0	31.8	6.4	Real estate properties
	$116.0	$112.6	$44.9	$40.8	17.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents expected amortization of the Company’s intangible assets and liabilities in place as of December 31, 2015:

(Dollars in millions)	Future Amortization of Intangibles, net
2016	$13.3
2017	$10.4
2018	$8.0
2019	$6.2
2020	$4.5
10. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	December 31,		Maturity Dates	Contractual Interest Rates	Principal Payments	Interest Payments
(Dollars in thousands)	2015	2014
Unsecured Credit Facility	$206,000	$85,000	4/17	LIBOR + 1.15%	At maturity	Quarterly
Unsecured Term Loan Facility	200,000	200,000	2/19	LIBOR + 1.20%	At maturity	Quarterly
Senior Notes due 2017, net of discount	—	299,308	—	6.50%	At maturity	Semi-Annual
Senior Notes due 2021, net of discount	398,168	397,864	1/21	5.75%	At maturity	Semi-Annual
Senior Notes due 2023, net of discount	248,435	248,253	4/23	3.75%	At maturity	Semi-Annual
Senior Notes due 2025, net of discount	249,804	—	5/25	3.88%	At maturity	Semi-Annual
Mortgage notes payable, net of discounts and including premiums	129,087	173,267	4/16-5/40	4.15%-7.63%	Monthly	Monthly
	$1,431,494	$1,403,692
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and minimum tangible net worth and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2015, the Company was in compliance with its financial covenant provisions under its various debt instruments.
Unsecured Credit Facility due 2017
On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility ("Unsecured Credit Facility") with a syndicate of 17 lenders. On February 15, 2013, the Company amended the facility to extend the original maturity date to April 14, 2017. The amendment also provides the Company with two six-month extension options that could extend the maturity date to April 14, 2018. Each option is subject to an extension fee of 0.075% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.95% to 1.75% (1.15% as of December 31, 2015). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.15% to 0.35% (0.20% as of December 31, 2015). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $2.7 million, which will be amortized over the term of the facility. The Company wrote-off certain unamortized deferred financing costs of the original facility of approximately $0.3 million upon execution of the amendment. In September 2015, the Company received a credit rating upgrade. This upgrade, coupled with another upgrade that the Company received earlier in the year, resulted in a decrease in the spread over LIBOR on outstanding borrowings on the Unsecured Credit Facility (decreasing from 1.45% to 1.20%). As of December 31, 2015, the Company had $206.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.6% and a remaining borrowing capacity of approximately $494.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unsecured Term Loan Facility due 2019
In February 2014, the Company entered into a $200.0 million unsecured term loan facility ("Unsecured Term Loan due 2019") with a syndicate of nine lenders that matures on February 26, 2019. The Unsecured Term Loan due 2019 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 1.00% to 1.95% (1.20% as of December 31, 2015) based upon the Company's unsecured debt ratings. Payments under the Unsecured Term Loan due 2019 are interest only, with the full amount of the principal due at maturity. The Unsecured Term Loan due 2019 may be prepaid at any time, without penalty. The proceeds from the Unsecured Term Loan due 2019 were used by the Company to repay borrowings on its Unsecured Credit Facility. The Unsecured Term Loan due 2019 has various financial covenant provisions that are required to be met on a quarterly and annual basis that are equivalent to those of the Unsecured Credit Facility. In September 2015, the Company received a credit rating upgrade. This upgrade, coupled with another upgrade that the Company received earlier in the year, resulted in a decrease in the spread over LIBOR on outstanding borrowings on the Unsecured Credit Facility (decreasing from 1.40% to 1.15%). As of December 31, 2015, the Company had $200.0 million outstanding under the Unsecured Term Loan due 2019 with a weighted average interest rate of approximately 1.6%.
Senior Notes due 2017 Redemption
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
The following table reconciles the balance of the Senior Notes due 2017 on the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014:

	December 31,
(Dollars in thousands)	2015	2014
Senior Notes due 2017 face value	$—	$300,000
Unaccreted discount	—	(692)
Senior Notes due 2017 carrying amount	$—	$299,308
Senior Notes due 2021
On December 13, 2010, the Company issued $400.0 million of unsecured senior notes due 2021 (the "Senior Notes due 2021") in a registered public offering. The Senior Notes due 2021 bear interest at 5.75%, payable semi-annually on January 15 and July 15, and are due on January 15, 2021, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $3.2 million, which yielded a 5.855% interest rate per annum upon issuance. For each of the years ended December 31, 2015, 2014 and 2013, the Company amortized approximately $0.3 million of the discount which is included in interest expense on the Company’s Consolidated Statement of Income. The following table reconciles the balance of the Senior Notes due 2021 on the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014:

	December 31,
(Dollars in thousands)	2015	2014
Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(1,832)	(2,136)
Senior Notes due 2021 carrying amount	$398,168	$397,864

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes due 2023
On March 26, 2013, the Company issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023") in a registered public offering. The Senior Notes due 2023 bear interest at 3.75%, payable semi-annually on April 15 and October 15, beginning October 15, 2013, and are due on April 15, 2023, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.1 million, which yielded a 3.849% interest rate per annum upon issuance. For the years ended December 31, 2015, 2014 and 2013, the Company amortized approximately $0.2 million, $0.2 million and $0.1 million, respectively, of the discount which is included in interest expense on the Company’s Consolidated Statement of Income. The following table reconciles the balance of the Senior Notes due 2023 on the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014:

	December 31,
(Dollars in thousands)	2015	2014
Senior Notes due 2023 face value	$250,000	$250,000
Unaccreted discount	(1,565)	(1,747)
Senior Notes due 2023 carrying amount	$248,435	$248,253
Senior Notes due 2025
On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million, which yielded a 3.885% interest rate per annum upon issuance. The Company incurred approximately $2.3 million in debt issuance costs that are included in Other assets, which will be amortized to maturity. Concurrent with this transaction, the Company settled four forward starting swap agreements for $1.7 million. The Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2023 on the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014:

	December 31,
(Dollars in thousands)	2015	2014
Senior Notes due 2025 face value	$250,000	$—
Unaccreted discount	(196)	—
Senior Notes due 2025 carrying amount	$249,804	$—
Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014. For the years ended December 31, 2015, 2014 and 2013, the Company amortized approximately $0.8 million, $1.1 million and $1.2 million of the discount and $1.0 million, $1.0 million, and $0.7 million of the premium, respectively, on the mortgage notes payable which is included in interest expense on the Company’s Consolidated Statements of Income.

	December 31,
(Dollars in thousands)	2015	2014
Mortgage notes payable principal balance	$128,161	$172,530
Unamortized premium	2,705	3,205
Unaccreted discount	(1,779)	(2,468)
Mortgage notes payable carrying amount	$129,087	$173,267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the Company’s mortgage notes payable, with related collateral.

	Original Balance	Effective Interest Rate (24)	Maturity Date	Collateral (25)	Principal and Interest Payments (23)	Investment in Collateral at December 31,	Balance at December 31,
(Dollars in millions)						2015	2015	2014
Commercial Bank (1)	$17.4	6.48%	5/15	MOB	Monthly/10-yr amort.	$—	$—	$14.8
Commercial Bank (2)	12.0	6.11%	7/15	2 MOBs	Monthly/10-yr amort.	—	—	10.1
Life Insurance Co. (3)	21.5	4.70%	8/15	MOB	Monthly/25-yr amort.	—	—	16.6
Investment Co. (4)	4.6	5.25%	9/15	MOB	Monthly/10-yr amort.	—	—	4.1
Life Insurance Co. (5)	15.1	5.49%	1/16	MOB	Monthly/10-yr amort.	—	—	11.9
Life Insurance Co. (6)	13.9	4.70%	1/16	MOB	Monthly/25-yr amort	—	—	11.0
Commercial Bank (7)	13.1	5.00%	4/16	MOB	Monthly/25-yr amort.	20.1	10.3	10.7
Commercial Bank (8)	8.1	4.54%	8/16	MOB	Monthly/10-yr amort	15.7	7.4	7.5
Commercial Bank (9)	18.3	5.00%	12/16	MOB	Monthly/30-yr amort.	34.5	16.0	16.5
Life Insurance Co.	4.7	7.77%	1/17	MOB	Monthly/20-yr amort	12.4	0.4	0.9
Life Insurance Co.	7.0	5.53%	1/18	MOB	Monthly/15-yr amort	13.7	1.4	1.9
Insurance Co. (10)	7.3	5.10%	12/18	MOB	Monthly/25-yr amort.	14.1	6.5	6.8
Commercial Bank (11)	9.5	5.07%	3/19	MOB	Monthly/5-yr amort.	13.8	9.7	—
Commercial Bank (12)	9.4	4.17%	7/19	MOB	Monthly/8-yr amort	27.8	9.6	—
Commercial Bank (13)	15.2	7.65%	7/20	MOB	(22)	20.1	12.7	12.7
Life Insurance Co. (14)	7.9	4.00%	8/20	MOB	Monthly/15-yr amort.	20.7	3.3	4.0
Life Insurance Co. (15)	7.3	4.86%	8/20	MOB	Monthly/27-yr amort.	17.9	6.9	7.1
Commercial Bank (16)	12.9	6.43%	2/21	MOB	Monthly/12-yr amort.	20.8	10.9	11.0
Financial Services (17)	9.7	4.32%	9/24	MOB	Monthly/10-yr amort	16.1	9.4	—
Commercial Bank (18)	15.0	5.25%	4/27	MOB	Monthly/20-yr amort.	33.4	11.2	11.9
Commercial Bank	1.8	5.55%	10/30	OTH	Monthly/27-yr amort	7.9	1.4	1.5
Municipal Government (19) (20)	11.9	4.79%	(21)	MOB	Semi-Annual (21)	20.9	12.0	12.3
						$309.9	$129.1	$173.3
______

(1)	The Company repaid this mortgage note in January 2015.

(2)	The Company repaid this mortgage note in April 2015.

(3)	The Company repaid this mortgage note in May 2015.

(4)	The Company repaid this mortgage note in June 2015.

(5)	The Company repaid this mortgage note in December 2015.

(6)	The Company repaid this mortgage note in October 2015.

(7)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(8)	The unamortized portion of the $0.5 million premium recorded on this note upon acquisition is included in the balance above.

(9)	The unamortized portion of the $0.5 million premium recorded on this note upon acquisition is included in the balance above.

(10)	The unamortized portion of the $0.6 million premium recorded on this note upon acquisition is included in the balance above.

(11)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(12)	The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(13)	The unaccreted portion of a $2.4 million discount recorded on this note upon acquisition is included in the balance above.

(14)	The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(15)	The unamortized portion of the $0.4 million premium recorded on this note upon acquisition is included in the balance above.

(16)	The unaccreted portion of a $1.0 million discount recorded on this note upon acquisition is included in the balance above.

(17)	The unaccreted portion of the $0.1 million discount recorded on the note upon acquisition is included in the balance above.

(18)	The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.

(19)	Balance consists of four notes secured by the same building.

(20)	The unamortized portion of the $1.0 million premium recorded on the four notes upon acquisition is included in the balance above.

(21)
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

(22)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity.

(23)	Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).

(24)	The contractual interest rates for the 19 outstanding mortgage notes ranged from 4.2% to 7.6% as of December 31, 2015.

(25)	MOB-Medical office building; OTH-Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2015 were as follows:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Notes and Bonds Payable	%
2016	$37,369	$(24)	$37,345	2.6%
2017	209,701	(338)	209,363	14.6%
2018	8,966	(399)	8,567	0.6%
2019	220,950	(616)	220,334	15.4%
2020	20,987	(783)	20,204	1.4%
2021 and thereafter	936,188	(507)	935,681	65.4%
	$1,434,161	$(2,667)	$1,431,494	100.0%
______

(1)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2021, Senior Notes due 2023, Senior Notes due 2025, and 16 mortgage notes payable.

Note 11. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
In addition to operational risks which arise in the normal course of business, the Company is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount.

During the twelve months ended December 31, 2015, the Company entered into four forward starting interest rate swaps with a total notional value of $225.0 million to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of long-term debt. That debt was issued in April 2015, as discussed in Note 10, and the forward starting interest rate swaps were terminated. As a result, the Company realized a loss at the termination date which was deferred and will be amortized over the term of the Senior Notes due 2025.

As of December 31, 2015, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income or loss (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying consolidated statements of income for the twelve months ended December 31, 2015 was as follows:

(Dollars in thousands)	Location	December 31, 2015
Loss on forward starting interest rate swap agreements recognized in OCI	OCI	$(1,684)
Amount of loss reclassified from accumulated OCI into Income (effective portion)	Interest Expense	$(115)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Interest Expense	$0

The Company estimates that an additional $0.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges during the twelve months ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2015 as follows:

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	98,828,098	95,924,339	87,514,336
Issuance of common stock	2,493,171	3,073,445	8,293,369
Non-vested stock-based awards, net of withheld shares and forfeitures	195,740	(169,686)	116,634
Balance, end of year	101,517,009	98,828,098	95,924,339

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

	Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2015	2,434,239	$25.00 - $29.15	$65.8
2014	3,009,761	$24.35 - $27.53	$75.7
2013	5,207,871	$24.19 - $30.49	$140.6
On March 29, 2013, the Company entered into sales agreements with each of Cantor Fitzgerald & Co. and three other sales agents to sell up to an aggregate of 9,000,000 shares of the Company's common stock from time to time through the sales agents. On December 23, 2015, there were no remaining shares, and the agreement with Cantor Fitzgerald & Co. was amended to allow for the offer and sale up to 2,500,000 additional shares of the Company's common stock. As of December 31, 2015, there were 2,447,400 authorized shares remaining available to be sold under this sales agreement. In January 2016, the Company sold 664,298 shares of common stock, generating $18.7 million in net proceeds.
Dividends Declared
During 2015, the Company declared and paid common stock dividends aggregating $1.20 per share ($0.30 per share per quarter).
On February 2, 2016, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on February 29, 2016 to stockholders of record on February 18, 2016.
Authorization to Repurchase Common Stock
The Company’s Board of Directors has authorized management to repurchase up to 3,000,000 shares of the Company’s common stock. As of December 31, 2015, the Company had not repurchased any shares under this authorization. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Noncontrolling Interest Transfers
The following schedule discloses the effects of changes in the Company's ownership interest in its less-than-wholly-owned subsidiary on the Company's stockholders' equity:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Net income attributable to common stockholders	$69,436	$31,887	$6,946
Transfers to noncontrolling interest:
Net decrease in the Company's additional paid-in capital for purchase of subsidiary partnership interest	—	(6,577)	—
Net transfers to the noncontrolling interest	—	(6,577)	—
Change to the Company's total stockholders' equity from net income attributable to common stockholders and transfers to noncontrolling interest	$69,436	$25,310	$6,946
Accumulated Other Comprehensive Income (Loss)
During the year ended December 31, 2014, the Company had recorded an increase to future benefit obligations related to its pension plan of $2.6 million, resulting in a decrease to Other liabilities and an offsetting decrease to Accumulated other comprehensive income (loss) which is included in Stockholders' equity on the Consolidated Balance Sheets. During the year ended December 31, 2015, the Company reclassified $2.5 million, from accumulated other comprehensive loss, which is included in stockholders' equity on the Consolidated Balance Sheets, to net income as a result of the termination of the defined benefit pension plan. See Note 13 for more information regarding the termination of the defined benefit pension plan. Also, during the year ended December 31, 2015, the Company recorded an increase to accumulated other comprehensive loss of $1.6 million, as a result of the settlement and payment of forward-starting interest rate swaps. This amount will be reclassified out of accumulated other comprehensive loss impacting net income over the 10-year term of the associated senior note issuance. See Note 10 for more information regarding the Company's forward-starting interest rate swaps.

The following table represents the changes in Accumulated other comprehensive income (loss) during the year ended December 31, 2015:

(Dollars in thousands)	Forward Starting Swaps	Defined Benefit Pension Plan	Total
Beginning balance	$—	$(2,519)	$(2,519)
Other comprehensive loss before reclassifications	(1,684)	—	(1,684)
Amounts reclassified from accumulated other comprehensive income (loss)	115	2,519	2,634
Net current-period other comprehensive income (loss)	(1,569)	2,519	950
Ending balance	$(1,569)	$—	$(1,569)

The following table represents the details regarding the reclassifications from Accumulated other comprehensive income (loss) during the year ended December 31, 2015:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
(Dollars in thousands)
Amounts reclassified from accumulated other comprehensive income (loss) related to forward starting swaps	$115	Interest Expense
Amounts reclassified from accumulated other comprehensive loss arising from settlement of defined benefit pension plan	2,519	Pension Termination
	$2,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Benefit Plans
Executive Retirement Plan
Effective May 5, 2015, the Company terminated its Executive Retirement Plan. The Company will pay lump sum amounts to the four plan participants. In accordance with Section 409A of the Internal Revenue Code, these amounts will be paid no earlier than twelve and no later than twenty-four months following the termination date. The Second Amendment to the Second Amended and Restated Executive Retirement Plan (the “Termination Amendment”), which provides for the termination of the plan, is incorporated by reference into this Annual Report on Form 10-K. Additional information regarding the Executive Retirement Plan can be found in the Company's definitive proxy statement filed with the Securities and Exchange Commission in connection with the Company's annual meeting of shareholders held on May 12, 2015.
At May 5, 2015, the Company recognized a total benefit obligation of $19.6 million in connection with the termination of the Executive Retirement Plan and recorded a charge of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive loss on the Company's Consolidated Balance Sheets that was being amortized. The charge includes amounts resulting from assumed additional years of service for two plan participants who have not reached age 65 and payments associated with FICA and other tax obligations.
The Company's Chairman and Chief Executive Officer, Mr. David Emery, is the only named executive officer that is a participant under the plan. As a result of the termination of the plan, Mr. Emery will receive a lump sum amount equal to his accrued benefit under the plan of approximately $14.4 million in May 2016. The Company expects that Mr. Emery and the other officer participants will take the settlement payments in Company stock, but they can elect to receive cash.
The preceding summary is qualified in its entirety by the full text of the Termination Amendment and, in the event of any discrepancy, the text of the Termination Amendment shall control.

Net periodic benefit cost for the Executive Retirement Plan for the three years in the period ended December 31, 2015 is comprised of the following:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Service cost	$29	$88	$86
Interest cost	225	687	597
Amortization of prior service cost (benefit)	(198)	(1,189)	(1,189)
Amortization of net gain (loss)	343	469	1,380
	399	55	874
Net (gain) loss recognized in Accumulated other comprehensive income (loss)	—	2,570	(2,143)
Total recognized in net periodic benefit gain and Accumulated other comprehensive income (loss) (1)	$399	$2,625	$(1,269)
_____

(1)	2015 is a partial year due to the termination of the Executive Retirement Plan.
The following table sets forth the benefit obligations as of December 31, 2015 and 2014:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Benefit obligation at beginning of year	$16,473	$13,890
Service cost	29	88
Interest cost	225	687
Benefits paid	(42)	(42)
Amortization of net gain/loss and prior service cost	145	—
Actuarial loss, net	—	1,850
Settlement loss	5,260	—
Amounts reclassified from accumulated other comprehensive loss arising from settlement on defined benefit pension plan	(2,519)	—
Benefit obligation at end of year	$19,571	$16,473

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Net liabilities included in other liabilities	$(19,571)	$(13,954)
Amounts recognized in accumulated other comprehensive income (loss)	—	(2,519)
The Company's assumed discount rates and compensation increases, which are used to measure the year-end benefit obligations and earnings for the subsequent year related to the Executive Retirement Plan, which was terminated on May 5, 2015 and are detailed in the following table for the three years ended December 31, 2015 :

	2015	2014	2013
Discount rates	—%	4.08%	4.92%
Compensation increases	—%	2.7%	2.7%

14. Stock and Other Incentive Plans

Stock Incentive Plan
In May 2015, the Company's shareholders approved the 2015 Incentive Plan which authorizes the Company to issue 3,500,000 shares of common stock to its employees and directors. The 2015 Incentive Plan, which superseded the 2007 Incentive Plan (the "Predecessor Plan"), will continue until terminated by the Company’s Board of Directors. As of December 31, 2015, the Company had issued, net of forfeitures, a total of 139,520 restricted shares under the 2015 Incentive Plan for compensation-related awards to employees and directors, with a total of 3,360,480 remaining which had not been issued. Also in 2015, the Company issued, net of forfeitures a total of 1,878,637 shares under its Predecessor Plan. As of December 31, 2014 and 2013, the Company had issued, net of forfeitures, a total of 1,816,580 and 1,693,266 restricted shares respectively, under its Predecessor Plan for compensation-related awards to employees and directors with a total 573,692 and 697,006 authorized shares, respectively, remaining which had not been issued. Non-vested shares issued under the Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares. Compensation expense recognized during the years ended December 31, 2015, 2014 and 2013 from the amortization of the value of shares over the vesting period issued to employees was $4.9 million, $3.6 million and $4.3 million, respectively.

Executive Incentive Plan
On July 31, 2012, the Company adopted an Executive Incentive Plan. The Executive Incentive Plan was amended and restated on February 16, 2016 to provide specific award criteria with respect to incentive awards made under the Incentive Plan subject to the discretion of the Compensation Committee. No new shares of common stock were authorized in connection with the Executive Incentive Plan. Under the terms of the Executive Incentive Plan, the Company's named executive officers, and certain other members of senior management, may earn incentive awards in the form of cash and non-vested stock. Cash incentive awards are based on individual and Company performance. Company performance is measured over a four-quarter period against targeted financial and operational metrics set in advance by the Compensation Committee. Non-vested stock awards are based on the Company's relative total shareholder return ("TSR") performance over one-year and three-year periods, measured against the Company's peer group. From 2013 through 2015, the officers could elect to receive all or a portion of the cash based awards on Company performance in the form of non-vested stock awards. This option has been eliminated from the Executive Incentive Plan beginning in 2016. The following details the awards that have been earned from this plan:

•
On February 16, 2016, the Company granted cash incentive and non-vested performance-based awards totaling $5.8 million to its five named executive officers and five senior vice presidents. The officers could elect cash based awards or non-vested stock awards. Cash awards totaled $1.1 million. The non-vested awards, which the officers elected to receive in lieu of cash, had a grant date fair value totaling $4.7 million, which were granted in the form of 163,788 non-vested shares, with either a three- or five-year vesting period, resulting in annual compensation expense of $1.1 million for the years ended 2016, 2017, 2018 and $0.7 million for the years ended 2019 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
On December 18, 2015, the Company granted non-vested stock awards for TSR performance to its five named executive officers and five senior vice presidents with a grant date fair value totaling $3.9 million. The awards were granted in the form of 139,000 non-vested shares, with a three-year vesting period, which will result in annual compensation expense of $1.3 million for the years ended 2016, 2017 and 2018, respectively.

•
On December 31, 2014, the Company granted non-vested stock awards for TSR performance to its five named executive officers and five senior vice presidents with a grant date fair value totaling $3.9 million, which were granted in the form of 140,930 non-vested shares, with a three-year vesting period, which will result in annual compensation expense of $1.3 million for the years ended 2015, 2016 and 2017, respectively.

•
On December 31, 2013, the Company granted non-vested stock awards for TSR performances to its five named executive officers and six senior vice presidents with a grant date fair value totaling $1.0 million, which were granted in the form of 47,709 non-vested shares, with a three-year vesting period, which will result in annual compensation expense of $0.3 million for the years ended 2014, 2015 and 2016, respectively.

On February 16, 2016, the Company amended and restated the Executive Incentive Plan (the “Amended and Restated Executive Incentive Plan”). The Amended and Restated Executive Incentive Plan modifies the existing Executive Incentive Plan by revising the methodology used by the compensation committee of the Board of Directors for setting performance targets. The revised plan is intended to further increase the percentage of executive compensation that is subject to performance-based measurement criteria. The Amended and Restated Executive Incentive Plan is filed as Exhibit 10.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

Long-Term Incentive Program
In the first quarter of 2015 and 2014, the Company granted a performance-based award under the Long-term Incentive Program adopted under the Incentive Plan (the "LTIP") totaling approximately $1.0 million and $0.6 million, respectively, which was granted in the form of 33,145 non-vested shares and 27,094 non-vested shares, respectively. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately six years. No performance-based awards were released under the Incentive Plan during 2013. Beginning in 2012, the Company's executive officers were no longer eligible to participate in the LTIP and beginning in 2013, five senior vice presidents were also no longer eligible to participate.

In the first quarter of 2014, the Company granted a special release of 2,968 non-vested shares to three of its officers in lieu of a cash compensation increase. The shares have a vesting period of eight years.

Salary Deferral Plan
The Company's salary deferral plan allows officers to elect to defer up to 50% of their base salary in the form of non-vested shares issued under the Incentive Plan subject to long-term vesting. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2015, 2014 and 2013, the Company issued 55,923 shares, 71,460 shares and 66,787 shares, respectively, to its officers through the salary deferral plan.

Non-employee Directors Incentive Plan
The Company issues non-vested shares to its non-employee directors under the Incentive Plan. The directors’ shares issued have a one-year vesting period beginning with the May 2015 grant (previously a three-year vesting period) and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2015, 2014 and 2013, the Company issued 23,201 shares, 26,677 shares, and 20,256 shares, respectively, to its non-employee directors through the Incentive Plan. For 2015, 2014 and 2013, compensation expense resulting from the amortization of non-vested share grants to directors was approximately $1.0 million, $0.5 million, and $0.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the activity under the Incentive Plan and related information for the three years in the period ended December 31, 2015 follows:

	Year Ended December 31,
	2015	2014	2013
Stock-based awards, beginning of year	1,057,732	1,788,168	1,770,061
Granted	251,789	269,129	134,752
Vested	(210,955)	(931,767)	(116,645)
Forfeited	(6,304)	(67,798)	—
Stock-based awards, end of year	1,092,262	1,057,732	1,788,168
Weighted-average grant date fair value of:
Stock-based awards, beginning of year	$24.01	$23.81	$23.97
Stock-based awards granted during the year	$27.70	$25.27	$23.90
Stock-based awards vested during the year	$25.05	$24.13	$26.35
Stock-based awards forfeited during the year	$24.80	$22.01	$—
Stock-based awards, end of year	$24.72	$24.01	$23.81
Grant date fair value of shares granted during the year	$6,975,024	$6,800,122	$3,220,623
The vesting periods for the non-vested shares granted during 2015 ranged from one to eight years with a weighted-average amortization period remaining as of December 31, 2015 of approximately 3.6 years.
During 2015, 2014 and 2013, the Company withheld 49,225 shares, 371,017 shares and 18,118 shares, respectively, of common stock from its officers to pay estimated minimum withholding taxes related to the vesting of shares.
401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.4 million during 2015, 2014 and 2013.
Dividend Reinvestment Plan
The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2015, the Company had issued 546,021 shares under the plan of which 13,950 shares were issued in 2015, 12,606 shares were issued in 2014 and 16,422 shares were issued in 2013.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of common stock. As of December 31, 2015, 2014 and 2013, the Company had a total of 96,977 shares, 88,495 shares and 142,367 shares authorized under the Employee Stock Purchase Plan, respectively, which had not been issued or optioned. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. Cash received from employees upon exercising options under the Employee Stock Purchase Plan was approximately $0.9 million for the year ended December 31, 2015, $1.2 million for the year ended December 31, 2014, and $1.3 million for the year ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2015 is as follows:

	Year Ended December 31,
	2015	2014	2013
Options outstanding, beginning of year	393,902	391,108	433,452
Granted	197,640	275,655	246,717
Exercised	(44,462)	(51,078)	(69,076)
Forfeited	(47,176)	(63,908)	(49,434)
Expired	(158,946)	(157,875)	(170,551)
Options outstanding and exercisable, end of year	340,958	393,902	391,108
Weighted-average exercise price of:
Options outstanding, beginning of year	$19.17	$17.05	$16.78
Options granted during the year	$23.22	$18.11	$20.41
Options exercised during the year	$19.41	$17.76	$17.09
Options forfeited during the year	$19.90	$18.58	$17.98
Options expired during the year	$20.41	$15.80	$17.99
Options outstanding, end of year	$20.70	$19.17	$17.05
Weighted-average fair value of options granted during the year (calculated as of the grant date)	$5.39	$4.35	$5.08
Intrinsic value of options exercised during the year	$380,615	$436,547	$375,335
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$2,597,238	$3,209,456	$1,665,331
Exercise prices of options outstanding (calculated as of December 31)	$20.70	$19.17	$17.05
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8
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

	2015	2014	2013
Risk-free interest rates	0.67%	0.38%	0.25%
Expected dividend yields	4.79%	4.94%	5.17%
Expected life (in years)	1.38	1.39	1.35
Expected volatility	21.0%	23.0%	25.6%
Expected forfeiture rates	85%	75%	85%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the three years in the period ended December 31, 2015.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013
Weighted Average Common Shares
Weighted average Common Shares outstanding	100,280,059	97,093,960	92,725,112
Non-vested shares	(1,108,707)	(1,814,734)	(1,784,485)
Weighted average Common Shares - Basic	99,171,352	95,279,226	90,940,627
Weighted average Common Shares - Basic	99,171,352	95,279,226	90,940,627
Dilutive effect of non-vested shares	623,212	1,364,236	—
Dilutive effect of employee stock purchase plan	85,738	115,948	—
Weighted average Common Shares - Diluted	99,880,302	96,759,410	90,940,627
Net Income (loss)
Income (loss) from continuing operations	$58,836	$33,979	$(13,092)
Noncontrolling interests’ share in earnings	—	(313)	(37)
Income (loss) from continuing operations attributable to common stockholders	58,836	33,666	(13,129)
Discontinued operations	10,600	(1,779)	20,075
Net income attributable to common stockholders	$69,436	$31,887	$6,946
Basic Earnings (loss) Per Common Share
Income (loss) from continuing operations	$0.59	$0.35	$(0.14)
Discontinued operations	0.11	(0.02)	0.22
Net income attributable to common stockholders	$0.70	0.33	0.08
Diluted Earnings (loss) Per Common Share
Income (loss) from continuing operations	$0.59	$0.35	$(0.14)
Discontinued operations	0.11	(0.02)	0.22
Net income attributable to common stockholders	$0.70	$0.33	$0.08
For the year ended December 31, 2013, non-vested shares totaling 1,288,166 and options under the Employee Stock Purchase Plan to purchase shares totaling 157,733 of the Company’s common stock were excluded from the calculation of diluted earnings (loss) per common share because the effect was anti-dilutive due to the loss from continuing operations during this period.
16. Commitments and Contingencies
Redevelopment Activity
The Company is in the process of redeveloping two medical office buildings in Tennessee and began constructing an expansion of one of the buildings during 2015. The Company spent approximately $21.8 million on the redevelopment of these properties through December 31, 2015, including the acquisition of a land parcel for $4.3 million on which the Company is building a parking garage. The total estimated budget of the redevelopment of these properties is expected to be $51.8 million and the project is expected to be completed in the first quarter of 2017.

The Company completed the redevelopment of a medical office building in Alabama, which included the construction of a parking garage. Construction of the garage was completed in the fourth quarter of 2015. The total redevelopment budget is expected to be $15.4 million, of which $6.9 million has been spent as of December 31, 2015. The remaining $8.5 million budgeted for the project is primarily related to a tenant improvement allowance that will be funded in 2016.
Development Activity
During 2015, the Company began development of a 12,900 square foot retail center in Texas, which is adjacent to two of the Company's existing medical office buildings associated with Baylor Scott & White Health. The total development budget is expected to be $5.6 million, of which $3.3 million has been spent as of December 31, 2015. These amounts include $1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million used by the Company to purchase land in 2006 and previously recorded as land held for development. Construction is expected to be completed in the second quarter of 2016.
The Company also began development of a 98,000 square foot medical office building in Colorado. The total development budget is expected to be $26.5 million, of which $0.2 million has been spent as of December 31, 2015. Construction is expected to be completed in the second quarter of 2017.
The table below details the Company’s construction activity as of December 31, 2015. The information included in the table below represents management’s estimates and expectations at December 31, 2015, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			December 31, 2015
(Dollars in thousands)	Number of Properties	Estimated Completion Date	Construction in Progress Fundings During the Twelve Months Ended	Total Funded During the Twelve Months Ended	Total Amount Funded	Estimated Remaining Fundings (unaudited)	Estimated Total Investment (unaudited)	Approximate Square Feet
Construction Activity
Birmingham, AL	1	Q4 2015 (1)	$—	$6,880	$6,880	$8,520	$15,400	138,000
Austin, TX	1	Q2 2016	3,316	3,316	3,316	2,259	5,575	12,900
Nashville, TN	2	Q1 2017	15,479	17,434	21,818	29,982	51,800	294,000
Denver, CO	1	Q2 2017	229	229	229	26,271	26,500	98,000
Total			$19,024	$27,859	$32,243	$67,032	$99,275	542,900
_____
(1) Includes $5.9 million for the addition of a 400-space parking garage which was completed in November 2015 and $9.5 million in tenant improvement allowances and commissions, a portion of which has not been completed.
Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2015, the Company had commitments of approximately $28.8 million that is expected to be spent on tenant improvements throughout the portfolio.
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in land held for development totaled approximately $17.5 million and $17.1 million as of December 31, 2015 and 2014, respectively.
Operating Leases
As of December 31, 2015, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 45 real estate investments with expiration dates through 2105. At December 31, 2015, the Company had 94 properties totaling 7.6 million square feet that were held under ground leases with a remaining weighted average term of 69.9 years, including renewal options, at December 31, 2015. These ground leases typically have initial terms of 50 to 75 years with one to two renewal options extending the terms to 75 to 100 years. These ground leases have initial term expiration dates through 2105.

The Company’s corporate office lease currently covers approximately 36,653 square feet of rented space and expires on October 31, 2020. Annual base rent on the corporate office lease increases approximately 3.25% annually. The Company’s ground leases generally increase annually based on increases in the Consumer Price Index. Rental expense relating to the operating leases for the years ended December 31, 2015, 2014 and 2013 was $5.1 million, $4.9 million and $4.4 million, respectively. The Company prepaid certain of its ground leases, which represented approximately $0.5 million of the Company’s rental expense for the years ended December 31, 2015, 2014, and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s future minimum lease payments for its operating leases, excluding leases that the Company has prepaid and leases in which an operator pays or fully reimburses the Company, as of December 31, 2015 were as follows (in thousands):

2016	$5,160
2017	5,225
2018	5,303
2019	5,399
2020	5,310
2021 and thereafter	289,686
$316,083

Casualty Loss
The Company owns a medical office building in Oklahoma that sustained damage from a tornado on May 6, 2015. As of December 31, 2015 the Company estimated its expenditures related to returning the property to its previous operating condition to be approximately $2.6 million. The Company estimates recoveries for restoration costs of approximately $2.5 million. In addition, as of December 31, 2015, the Company received insurance proceeds related to lost rental revenue, recorded in rental income, of approximately $0.4 million for the period of May 6, 2015 to December 31, 2015.
Environmental Matters
During 2015, the Company acquired a medical office building in Tacoma, Washington. During the due diligence period, the Company identified a specific area of the property that contains soils with above-tolerance levels of tetrachloroethylene (a dry cleaning solvent commonly known as perc) and recorded a $1.2 million liability upon acquisition. Remediation efforts are underway.
17. Other Data
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
On a tax-basis, the Company’s gross real estate assets totaled approximately $3.4 billion, $3.3 billion, and $3.1 billion, respectively, for the three years ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the Company’s consolidated net income attributable to common stockholders to taxable income for the three years ended December 31, 2015:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Net income attributable to common stockholders	$69,436	$31,887	$6,946
Reconciling items to taxable income:
Depreciation and amortization	30,457	28,332	26,240
Gain or loss on disposition of depreciable assets	1,659	(4,940)	(3,656)
Impairments	687	—	6,222
Straight-line rent	(8,833)	(12,203)	(6,493)
Receivable allowances	571	2,074	(716)
Stock-based compensation	7,518	2,020	5,817
Other	4,304	1,213	(1,866)
	36,363	16,496	25,548
Taxable income (1)	$105,799	$48,383	$32,494
Dividends paid	$120,266	$116,371	$111,571
______
 (1) Before REIT dividend paid deduction.
Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2015.
For the three years ended December 31, 2015, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2015		2014		2013
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.61	51.0%	$0.50	42.0%	$0.27	22.2%
Return of capital	0.08	6.7%	0.70	58.0%	0.80	66.3%
Unrecaptured section 1250 gain	0.51	42.3%	—	—%	0.13	11.5%
Common stock distributions	$1.20	100.0%	$1.20	100.0%	$1.20	100.0%
State Income Taxes
The Company must pay certain state income taxes, which are included in general and administrative expense on the Company’s Consolidated Statements of Income.
The State of Texas gross margins tax on gross receipts from operations is disclosed in the table below as an income tax because it is considered such by the Securities and Exchange Commission.
State income tax expense and state income tax payments for the three years ended December 31, 2015 are detailed in the table below:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
State income tax expense:
Texas gross margins tax (1)	$528	$694	$649
Other	37	58	23
Total state income tax expense	$565	$752	$672
State income tax payments, net of refunds and collections	$758	$593	$768
______

(1)
In the table above, income tax expense for 2015 and 2014 includes approximately $50 thousand that was recorded to the gain on sale of real estate properties sold, which is included in discontinued operations rather than general and administrative expenses on the Company’s Consolidated Statements of Income.

18. Fair Value of Financial Instruments
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

Interest rate swap agreements - Interest rate swap agreements are recorded in other liabilities on the Company's Consolidated Balance Sheets at fair value. Fair value is estimated by utilizing pricing models that consider forward yield curves and discount rates.
The table below details the fair value and carrying values for notes and bonds payable, mortgage notes receivable and notes receivable as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,431.5	$1,443.8	$1,403.7	$1,438.8
Mortgage notes receivable (2)	$—	$—	$1.9	$1.9
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Selected Quarterly Financial Data (unaudited)
Quarterly financial information for the year ended December 31, 2015 is summarized below.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31 (1)	June 30 (2)	September 30 (3)	December 31 (4)
2015
Revenues from continuing operations	$96,456	$96,708	$96,725	$98,582
Income from continuing operations	5,049	17,586	16,848	19,354
Discontinued operations	333	330	10,632	(696)
Net income	5,382	17,916	27,480	18,658
Less: (Income) from noncontrolling interests	—	—	—	—
Net income attributable to common stockholders	$5,382	$17,916	$27,480	$18,658
Net income attributable to common stockholders per share:
Basic earnings per common share	$0.05	$0.18	$0.28	$0.19
Diluted earnings per common share	$0.05	$0.18	$0.27	$0.19
______
(1) The decreases in net income and amounts per share for the first quarter of 2015 are primarily attributable to impairment charges of $3.3 million
(2) The increases in net income and amounts per share for the second quarter of 2015 are primarily attributable to a $41.5 million gain on the sale of two properties, partially offset by a $28.0 million loss on extinguishment of the Senior Notes due 2017.
(3) The increases in net income and amounts per share for the third quarter of 2015 are primarily attributable to a $10.6 million gain on the sale of one property previously classified as an asset held for sale.
(4) The increases in net income and amounts per share for the fourth quarter of 2015 are primarily attributable to gains on sales of real estate totaling $9.1 million, partially offset by impairment charges of $0.7 million.
Quarterly financial information for the year ended December 31, 2014 is summarized below.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31 (1)	June 30 (2)	September 30 (3)	December 31 (4)
2014
Revenues from continuing operations	$90,571	$91,671	$93,612	$95,001
Income from continuing operations	7,477	9,005	8,437	9,060
Discontinued operations	(3,514)	(2,994)	(4,284)	9,013
Net income	3,963	6,011	4,153	18,073
Less: Income from noncontrolling interests	(111)	(40)	(162)	—
Net income attributable to common stockholders	$3,852	$5,971	$3,991	$18,073
Net income attributable to common stockholders per share:
Basic earnings per common share	$0.04	$0.06	$0.04	$0.19
Diluted earnings per common share	$0.04	$0.06	$0.04	$0.18
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
We have audited Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthcare Realty Trust Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Healthcare Realty Trust Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 16, 2016

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2016 under the caption “Election of Directors,” is incorporated herein by reference.
Executive Officers
The executive officers of the Company are:

Name	Age	Position
David R. Emery	71	Chairman of the Board & Chief Executive Officer
Scott W. Holmes	61	Executive Vice President & Chief Financial Officer (through February 29, 2016)
John M. Bryant, Jr.	49	Executive Vice President & General Counsel
B. Douglas Whitman, II	47	Executive Vice President - Corporate Finance
Todd J. Meredith	41	Executive Vice President - Investments
J. Christopher Douglas	40	Executive Vice President & Chief Financial Officer (effective March 1, 2016)
Mr. Emery formed the Company and has held his current positions since May 1992. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for over 45 years.
Mr. Holmes has served as the Chief Financial Officer since January 2003 and will serve until February 29, 2016 and was the Senior Vice President – Financial Reporting from October 1998 until January 2003. Mr. Holmes is a Certified Public Accountant. Prior to joining the Company in October 1998, he was with Ernst & Young LLP for more than 13 years. Mr. Holmes has previously served in a management capacity with two other public companies.
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
Mr. Douglas was appointed the Company's Chief Financial Officer to become effective March 1, 2016 and has been employed by the Company since 2003. He has served as the Company’s Senior Vice President, Acquisitions and Dispositions managing the Company’s acquisition and disposition team since 2011.  Prior to that, Mr. Douglas served as Senior Vice President, Asset Administration, administering the Company’s master lease portfolio and led a major disposition strategy in 2007.  Mr. Douglas has a background in commercial and investment banking and, in recent years, has been involved in the Company’s financing and capital markets activities.
On February 16, 2016, Healthcare Realty Trust Incorporated (the “Company”) issued a press release announcing a succession plan for its Chief Executive Officer. The Company’s current Chief Executive Officer, David R. Emery, will transition into the role of executive chairman beginning December 30, 2016. The board of directors has appointed Todd J. Meredith as the

Company’s next Chief Executive Officer effective December 30, 2016. A copy of the press release is filed as Exhibit 99.1, which is incorporated herein by reference.

The Company has entered into a Third Amended and Restated Employment Agreement with Mr. Emery that will become effective on December 30, 2016 (the “Executive Chair Employment Agreement”). The term of the Executive Chair Employment Agreement ends on December 31, 2021. Mr. Emery will receive an annual base salary of $350,000 and will not be eligible to participate in the Company’s bonus and incentive plans. Mr. Emery will receive a grant of 150,000 shares of restricted stock on the effective date of the Executive Chair Employment Agreement. The restricted shares will be subject to a five-year cliff vesting period. In the event of a termination not for cause, Mr. Emery would receive the remaining base salary for the term of the Executive Chair Employment Agreement and accelerated vesting of his restricted stock. In the event of a termination upon a change-in-control, Mr. Emery would receive his remaining base salary for the term of the Executive Chair Employment Agreement, but not less than three times his annual base salary, and accelerated vesting of his restricted stock grants. The above summary of the Executive Chair Employment Agreement is qualified in its entirety by reference to Exhibit 10.7 to this Annual Report on Form 10-K which is incorporated herein by reference.

The Company has entered into a Third Amended and Restated Employment Agreement with Mr. Meredith which provides that he will serve as President and Chief Executive Officer beginning on December 30, 2016 (the “CEO Employment Agreement”). The term of the CEO Employment Agreement will automatically renew for successive one-year terms.

The CEO Employment Agreement provides for an annual base salary of $700,000 and other benefits generally available to officers of the Company. Mr. Meredith is eligible to participate in the Company’s incentive programs that provide for cash and equity incentives. In addition, Mr. Meredith will receive on the effective date of the CEO Employment Agreement a grant of 200,000 restricted shares of the Company’s common stock. This grant will be subject to a 10-year cliff vesting period.

The CEO Employment Agreement may be terminated for a variety of reasons, including: for cause, not for cause, voluntarily by Mr. Meredith, death, disability, constructively, or following a change in control. In all cases, Mr. Meredith would receive all accrued salary, bonus compensation that has been awarded but not yet paid, benefits under plans of the Company, including defined contribution or health and welfare plans, accrued vacation pay and reimbursement of appropriate business expenses.

In the case of a termination other than for cause, including a constructive termination, Mr. Meredith would also receive full vesting of any restricted stock awards and severance compensation equal to his base salary for a period of 24 months and two times (i) his average annual bonus compensation, if any, that he earned in the two years immediately preceding the date of termination or (ii) $560,000, whichever is greater. He would also be paid a pro-rated portion of the bonus and/or equity compensation that he would have earned for a given period in which the termination occurs.

In the event that the CEO Employment Agreement is terminated in connection with a “change-in-control”, Mr. Meredith would receive severance compensation equal to: (a) three times his annual base salary, plus (b) the greater of three times: (i) the average annual bonus compensation, if any, that he earned in the two years immediately preceding the date of termination; and (ii) $1,120,000, plus (c) a pro-rated portion of the bonus and/or equity compensation that he would have earned for a given period in which the termination occurs.

The Company has agreed to indemnify Mr. Meredith for certain liabilities arising from actions taken within the scope of his employment. The CEO Employment Agreement contains restrictive covenants pursuant to which Mr. Meredith has agreed not to compete with the Company during the period of employment and any period following termination of his employment during which he is receiving severance payments, except that in the event of a change-in-control of the Company, the restrictive period shall be for one year.

The above summary of the CEO Employment Agreement is qualified in its entirety by reference to Exhibit 10.10, which is incorporated herein by reference.

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
Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Securities Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2016 under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2016 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.
Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2016 under the caption “Committee Membership,” is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2016 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2016 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2016 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2016 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Historical Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2015 and December 31, 2014.
•Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.
•Consolidated Statements of Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.
•Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.
•Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules:
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit Number		Description of Exhibits
1.1	—	Controlled Equity Offering Sales Agreement, dated as of March 29, 2013, between the Company and Cantor Fitzgerald & Co. (1)
1.2	—	Amendment to Controlled Equity Offering Sales Agreement, dated as of December 23, 2015, between the Company and Cantor Fitzgerald & Co. (2)
3.1	—	Second Articles of Amendment and Restatement of the Company, as amended. (3)
3.2	—	Amended and Restated Bylaws of the Company, as amended. (3)
4.1	—	Specimen stock certificate. (4)
4.2	—	Indenture, dated as of May 15, 2001 by and between the Company and Regions Bank, or trustee (as successor to the trustee named therein). (5)
4.3	—	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank as Trustee. (6)
4.4	—	Form of 6.50% Senior Note due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto). (6)
4.5	—	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank as Trustee. (7)
4.6	—	Form of 5.750% Senior Note due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto). (7)
4.7	—	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee. (8)

4.8	—	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit (4.8) hereto). (8)
4.9	__	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee. (9)
4.10	__	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto). (9)
10.1	—	Second Amended and Restated Executive Retirement Plan. (10)
10.2	—	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012. (11)
10.3	__	Second Amendment to Second Amended and Restated Executive Retirement Plan, dated as of May 5, 2015. (12)
10.4	—	2000 Employee Stock Purchase Plan. (13)
10.5	—	Dividend Reinvestment Plan, as Amended. (14)
10.6	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between David R. Emery and the Company. (15)
10.7	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between David R. Emery and the Company. (filed herewith)
10.8	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Scott W. Holmes and the Company. (15)
10.9	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between John M. Bryant and the Company. (15)
10.10	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company. (filed herewith)
10.11	—	Second Amended and Restated Employment Agreement, dated July 31, 2012, between B. Douglas Whitman, II and the Company. (15)
10.12	—	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company. (16)
10.13	—	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan. (filed herewith)
10.14	—	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010. (17)
10.15	—	Amendment No. 1 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated December 11, 2013. (18)
10.16	—	Amendment No. 2 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated August 4, 2015. (19)
10.17	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors. (15)
10.18	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers. (15)
10.19	—	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. (20)
10.20	—	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. (19)
10.21	—
Credit Agreement, dated as of October 14, 2011, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of America, N.A., as Co-Documentation Agents, and the other Lenders named therein. (21)

10.22	—
Amendment to Credit Agreement, dated as of February 15, 2013, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of American, N.A., as Co-Documentation Agents, and the other Lenders named therein. (22)

10.23	—
Amendment No. 2 to Credit Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (23)

10.24	—	Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (23)
11	—
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

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
99.1	—	Press release dated February 16, 2016. (filed herewith)
101.INS	—	XBRL Instance Document. (filed herewith)
101.SCH	—	XBRL Taxonomy Extension Schema Document. (filed herewith)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)

(1)	Filed as an exhibit to the Company’s Form 8-K filed March 29, 2013 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company's Form 8-K filed December 23, 2015 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2012 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2015 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(14)
Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2012 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company's Form 8-K filed February 3, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2010 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Company's Form 8-K filed October 19, 2011 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2012 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Company's Form 8-K filed February 28, 2014 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	Second Amended and Restated Executive Retirement Plan (filed as Exhibit 10.1)

2.	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012 (filed as Exhibit 10.2)

3.	Second Amendment to Second Amended and Restated Executive Retirement Plan, dated as of May 5, 2015 (filed as Exhibit 10.3)

4.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.4)

5.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between David R. Emery and the Company (filed as Exhibit 10.6)

6.	Third Amended and Restated Employment Agreement, dated February 16, 2016, between David R. Emery and the Company (filed as Exhibit 10.7)

7.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between Scott W. Holmes and the Company (filed as Exhibit 10.8)

8.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between John M. Bryant and the Company (filed as Exhibit 10.9)

9.	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company (filed as Exhibit 10.10)

10.	Second Amended and Restated Employment Agreement, dated July 31, 2012, between B. Douglas Whitman, II and the Company (filed as Exhibit 10.11)

11.	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company (filed as Exhibit 10.12)

12.	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan (filed as Exhibit 10.13)

13.	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010 (filed as Exhibit 10.14)

14.	Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.15)

15.	Amendment No. 2 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.16)

16.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.17)

17.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.18)

18.	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.19)

19.	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.20)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 16, 2016.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ David R. Emery
David R. Emery
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Emery	Chairman of the Board and Chief Executive	February 16, 2016
David R. Emery	Officer (Principal Executive Officer)

/s/ Scott W. Holmes	Executive Vice President and Chief Financial	February 16, 2016
Scott W. Holmes	Officer (Principal Financial Officer)

/s/ Amanda L. Callaway	Senior Vice President and Chief Accounting	February 16, 2016
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ Errol L. Biggs, Ph.D.	Director	February 16, 2016
Errol L. Biggs, Ph.D.

/s/ Charles Raymond Fernandez, M.D.	Director	February 16, 2016
Charles Raymond Fernandez, M.D.

/s/ Edwin B. Morris, III	Director	February 16, 2016
Edwin B. Morris, III

/s/ John Knox Singleton	Director	February 16, 2016
John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 16, 2016
Bruce D. Sullivan

/s/ Roger O. West	Director	February 16, 2016
Roger O. West

/s/ Dan S. Wilford	Director	February 16, 2016
Dan S. Wilford

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

		Balance at Beginning of Period	Additions and Deductions		Uncollectible Accounts Written-off	Balance at End of Period
Description			Charged /(Credited) to Costs and Expenses	Charged to Other Accounts
2015	Accounts and notes receivable allowance	$465	$(194)	$—	$92	$179
2014	Accounts and notes receivable allowance	$541	$34	$—	$110	$465
2013	Accounts and notes receivable allowance	$740	$185	$—	$384	$541

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2015

(Dollars in thousands)

			Land			Buildings, Improvements, Lease Intangibles and CIP
Property Type	Number of Properties	State	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Personal Property	(2) (3) (5) (6) Total Property	(1) (3) Accumulated Depreciation	(4) Encumbrances	Date Acquired	Date Constructed
Medical office/outpatient	177	AL, AZ, CA, CO, DC, FL, GA, HI, IA, IL, IN, KS, LA, MD, MI, MN, MO, MS, NC, NV, OH, OK, OR, SC, SD, TN, TX, VA, WA	$172,354	$2,656	$175,010	$2,297,367	$389,003	$2,686,370	$3,574	$2,864,954	$649,424	$127,676	1993-2015	1905 -2015
Inpatient	13	AZ, CA, CO, MO, PA, TX	22,165	150	22,315	363,773	14,187	377,960	265	400,540	86,605	—	1994-2013	1983 -2013
Other	9	IA, IN, MI, TN, VA	1,609	73	1,682	66,574	6,339	72,913	625	75,220	22,886	1,411	1993-2014	1906 - 2008
Total Real Estate	199		196,128	2,879	199,007	2,727,714	409,529	3,137,243	4,464	3,340,714	758,915	129,087
Land Held for Develop.	—		17,452	—	17,452	—	—	—	—	17,452	140	—
Construction in Progress (5)								19,024		19,024
Corporate Property	—		—	—	—	—	—	—	5,490	5,490	3,941	—
Total Properties	199		$213,580	$2,879	$216,459	$2,727,714	$409,529	$3,156,267	$9,954	$3,382,680	$762,996	$129,087

(1)
Includes one asset held for sale as of December 31, 2015 of approximately $1.8 million (gross) and accumulated depreciation of $1.1 million, two asset held for sale as of December 31, 2014 of approximately $13.3 million (gross) and accumulated depreciation of $4.5 million; and three assets held for sale as of December 31, 2013 of $17.0 million (gross) and accumulated depreciation of $10.2 million.

(2)	Total assets as of December 31, 2015 have an estimated aggregate total cost of $3.4 billion for federal income tax purposes.

(3)
Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 39.0 years, lease intangibles over to 1.9 to 93.1 years, personal property over to 1.5 to 17.3, and land improvements over 15.0 to 38.1 years.

(4)	Includes unamortized premium of $2.7 million and unaccreted discount of $1.8 million as of December 31, 2015.

(5)	Construction in progress includes $5.8 million of land.

(6)	A reconciliation of Total Property and Accumulated Depreciation for the twelve months ended December 31, 2015, 2014 and 2013 follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$3,271,536	$705,135	$3,084,166	$642,320	$2,830,931	$586,920
Additions during the period:
Real Estate acquired	231,463	114,673	166,290	2,272	314,159	1,046
Other improvements	—	—	55,340	105,257	58,849	97,255
Acquisition through Foreclosure	—	—	40,247	1,536	—	—
Land held for development	500	26	—	26	—	26
Construction in Progress	19,024	—	—	—	—	—
Retirement/dispositions:
Real Estate	(139,741)	(56,838)	(74,507)	(46,276)	(111,656)	(42,927)
Disposal of previously consolidated VIE	—	—	—	—	—	—
Land held for development	(102)	—	—	—	(8,117)	—
Ending Balance	$3,382,680	$762,996	$3,271,536	$705,135	$3,084,166	$642,320

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2015

The Company had no mortgage notes receivable outstanding as of December 31, 2015.

A rollforward of mortgage loans on real estate for the three years ended December 31, 2015 follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at beginning of period	$1,900	$125,547	$162,191
Additions during period:
New or acquired mortgages	—	1,900	4,241
Increased funding on existing mortgages	—	1,244	58,731
	—	3,144	62,972
Deductions during period:
Principal repayments and reductions (1)	(1,900)	(5,605)	(2,413)
Principal reductions due to acquisitions (2) (3)	—	(81,213)	(97,203)
Foreclosed mortgage note receivable (4)	—	(39,973)	—
	(1,900)	(126,791)	(99,616)
Balance at end of period	$—	$1,900	$125,547

(1)	Principal repayments for the years ended December 31, 2015, 2014 and 2013 include unscheduled principal reductions on mortgage notes of $1.9 million, $5.6 million and $2.4 million, respectively.

(2)	In September 2013, the Company acquired an orthopedic facility in Missouri for $102.6 million, including the elimination of the construction mortgage note receivable totaling $97.2 million.

(3)
In May 2014, the Company acquired a medical office building in Oklahoma for $85.4 million, including the elimination of the construction mortgage note receivable totaling $81.2 million and cash consideration of approximately $4.1 million.

(4)
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