Form 10-Q
period 2016-03-31
HEALTHCARE REALTY TRUST INC
filed 2016-05-04
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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

As of April 29, 2016, the Registrant had 104,813,383 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Real estate properties:
Land	$201,157	$198,585
Buildings, improvements and lease intangibles	3,181,748	3,135,893
Personal property	9,881	9,954
Construction in progress	31,669	19,024
Land held for development	17,434	17,452
	3,441,889	3,380,908
Less accumulated depreciation and amortization	(790,819)	(761,926)
Total real estate properties, net	2,651,070	2,618,982
Cash and cash equivalents	2,174	4,102
Assets held for sale and discontinued operations, net	706	724
Other assets, net	187,665	186,416
Total assets	$2,841,615	$2,810,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,418,347	$1,424,992
Accounts payable and accrued liabilities	66,013	75,489
Liabilities of discontinued operations	20	33
Other liabilities	64,236	66,963
Total liabilities	1,548,616	1,567,477
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 104,249 and 101,517 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,042	1,015
Additional paid-in capital	2,533,130	2,461,376
Accumulated other comprehensive loss	(1,527)	(1,569)
Cumulative net income attributable to common stockholders	918,841	909,685
Cumulative dividends	(2,158,487)	(2,127,760)
Total stockholders' equity	1,292,999	1,242,747
Total liabilities and stockholders' equity	$2,841,615	$2,810,224

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2016 and 2015
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES
Rental income	$98,740	$95,034
Mortgage interest	—	31
Other operating	1,281	1,391
	100,021	96,456
EXPENSES
Property operating	35,406	34,263
General and administrative	10,246	6,738
Depreciation	27,693	26,387
Amortization	2,700	2,667
Bad debts, net of recoveries	(39)	(207)
	76,006	69,848
OTHER INCOME (EXPENSE)
Interest expense	(14,938)	(18,322)
Impairment of real estate assets	—	(3,328)
Interest and other income, net	86	91
	(14,852)	(21,559)
INCOME FROM CONTINUING OPERATIONS	9,163	5,049
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(7)	333
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(7)	333
NET INCOME	$9,156	$5,382
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.09	$0.05
Discontinued operations	0.00	0.00
Net income	$0.09	$0.05
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.09	$0.05
Discontinued operations	0.00	0.00
Net income	$0.09	$0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	101,432	98,360
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	102,165	99,137
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
NET INCOME	$9,156	$5,382
Other comprehensive income (loss):
Forward starting interest rate swaps:
Unrecognized loss on cash flow hedges	—	(723)
Reclassification adjustment for losses included in net income (Interest expense)	42	—
Total other comprehensive income (loss)	42	(723)
COMPREHENSIVE INCOME	$9,198	$4,659

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$9,156	$5,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,211	30,214
Stock-based compensation	1,948	1,617
Straight-line rent receivable	(2,132)	(2,858)
Straight-line rent liability	184	195
Impairments of real estate properties	—	3,328
Provision for bad debts, net	(39)	(208)
Changes in operating assets and liabilities:
Other assets	76	(2,914)
Accounts payable and accrued liabilities	(14,267)	(18,989)
Other liabilities	(2,550)	1,337
Net cash provided by operating activities	23,587	17,104
INVESTING ACTIVITIES
Acquisitions of real estate	(37,953)	(37,139)
Development of real estate	(7,995)	(4,320)
Additional long-lived assets	(10,835)	(11,161)
Proceeds from mortgages and notes receivable repayments	5	5
Net cash used in investing activities	(56,778)	(52,615)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	(7,000)	57,000
Borrowings on notes and bonds payable	11,500	—
Repayments on notes and bonds payable	(11,317)	(16,468)
Dividends paid	(30,727)	(29,832)
Net proceeds from issuance of common stock	70,181	31,910
Common stock redemptions	(1,264)	(201)
Debt issuance and assumption costs	(110)	—
Net cash provided by financing activities	31,263	42,409
Increase (decrease) in cash and cash equivalents	(1,928)	6,898
Cash and cash equivalents, beginning of period	4,102	3,519
Cash and cash equivalents, end of period	$2,174	$10,417

Supplemental Cash Flow Information:
Interest paid	$15,151	$25,313
Invoices accrued for construction, tenant improvement and other capitalized costs	$16,177	$4,247
Capitalized interest	$179	$—
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of March 31, 2016, the Company had investments of approximately $3.4 billion in 199 real estate properties located in 30 states totaling approximately 14.3 million square feet. The Company provided leasing and property management services to approximately 9.9 million square feet nationwide.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. All material intercompany transactions and balances have been eliminated in consolidation.

This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2016 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

New Accounting Pronouncements
Accounting Standards Update No. 2014-09
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard that supersedes most existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under other standards.

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date." This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The Company is currently evaluating the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes.

Notes to Condensed Consolidated Financial Statements - Continued

Accounting Standards Update No. 2015-03
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard required debt issuance costs to be reported in the balance sheet as a direct reduction from the face amount of the note to which it is directly related. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest," which allowed entities to defer and present debt issuance costs related to line-of-credit arrangements as assets regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard as of January 1, 2016. As a result of the adoption all deferred financing costs, excluding costs related to the unsecured revolving credit facility, were reclassified to Notes and bonds payable. Unsecured revolving credit facility costs remain classified as an asset and will continue to be amortized over the remaining term.

The guidance requires retrospective adoption for all prior periods presented. The following table represents the previously reported balances and reclassified balances for the impacted line items of the Consolidated Balance Sheets as of December 31, 2015:

	December 31, 2015
(in thousands)	As Previously Reported	As Reclassified
Other Assets, net	$192,918	$186,416
Total assets	$2,816,726	$2,810,224

Notes and bonds payable	$1,431,494	$1,424,992
Total liabilities	$1,573,979	$1,567,477
Total liabilities and stockholders' equity	$2,816,726	$2,810,224

Accounting Standards Update No. 2015-16
In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This standard requires adjustments to provisional amounts that are identified during the measurement period after a business combination to be recognized in the reporting period in which the adjustment amounts are determined. The adjustments recognized in the current period include the effects on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company adopted this standard effective as of January 1, 2016. The adoption of this standard had no impact on the Company's consolidated financial position or cash flows.

Accounting Standards Update No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, "Leases." For lessees, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor doesn't convey risks and rewards or control, an operating lease results.

The new standards is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes.
Accounting Standards Update No. 2016-09
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation; Improvements to Employee Share-Based Payment Accounting." This update was issued as part of the simplification initiative. The areas of simplification relevant to the Company include the following:

•	Forfeitures - an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.

•	Minimum statutory tax withholding requirements - the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdiction.

Notes to Condensed Consolidated Financial Statements - Continued

•
Classification of employee taxes paid on the Statement of Cash Flows when an employer withholds shares for tax-withholding purposes - cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity.

This standard is effective for the Company for annual and interim periods beginning on January 1, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2016. There was no impact to the Company's Condensed Consolidated Financial Statements resulting from the adoption of this standard.

Note 2. Real Estate Investments
2016 Acquisitions
First Quarter
In March 2016, the Company acquired a 69,712 square foot medical office building in Seattle, Washington for a purchase price of $38.3 million, including cash consideration of $37.7 million and purchase price credits of $0.6 million. In addition, the Company expensed $1.6 million of acquisition costs related to credits to the seller for loan prepayment, broker's commission and excise taxes. The property is adjacent (as defined in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources beginning on page 15) to UW Medicine's Northwest Hospital and Medical Center campus, a 281-bed general medical and surgical hospital. Upon acquisition, the building was 100% leased.
Subsequent Acquisition
In April 2016, the Company acquired a 46,637 square foot medical office building in Seattle, Washington for a purchase price of $21.6 million. The transaction includes cash consideration of $18.4 million, purchase price credits of $1.9 million and capital obligations of $1.3 million. In addition, the Company capitalized closing costs of $0.4 million. The property is located on UW Medicine's Valley Medical Center campus, a 321-bed general medical and surgical hospital. Upon acquisition, the building was 100% leased to the seller. This transaction was accounted for as an asset acquisition.

Notes to Condensed Consolidated Financial Statements - Continued

Assets Held for Sale
At March 31, 2016 and December 31, 2015, the Company had one on-campus medical office building classified as held for sale. The table below reflects the assets and liabilities of the property classified as held for sale as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Balance Sheet data:
Land	$422	$422
Buildings, improvements and lease intangibles	1,350	1,350
	1,772	1,772
Accumulated depreciation	(1,070)	(1,070)
Assets held for sale, net	702	702
Other assets, net (including receivables)	4	22
Assets of discontinued operations, net	4	22
Assets held for sale and discontinued operations, net	$706	$724

Accounts payable and accrued liabilities	$18	$28
Other liabilities	2	5
Liabilities of discontinued operations	$20	$33
Discontinued Operations
The following table represents the results of operations of the properties included in discontinued operations on the Company's Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Statements of Income data:
Revenues
Rental income	$—	$341
	—	341
Expenses
Property operating	7	29
Bad debts, net of recoveries	—	(1)
	7	28
Other Income (Expense)
Interest and other income, net	—	20
	—	20
Discontinued Operations
Income (Loss) from discontinued operations	(7)	333
Income (Loss) from Discontinued Operations	$(7)	$333

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		March 31, 2016	December 31, 2015	March 31, 2016
Unsecured Credit Facility	4/17	$199,000	$206,000	1.58%
Unsecured Term Loan Facility, net	2/19	199,315	199,257	1.64%
Senior Notes due 2021, net of discount and issuance costs	1/21	396,652	396,489	5.97%
Senior Notes due 2023, net of discount and issuance costs	4/23	246,996	246,897	3.95%
Senior Notes due 2025, net of discount and issuance costs	5/25	247,655	247,602	4.08%
Mortgage notes payable, net of discounts and issuance costs and including premiums	8/16-5/40	128,729	128,747	5.25%
		$1,418,347	$1,424,992
2016 Activity
First Quarter
On January 5, 2016, the Company refinanced a mortgage note payable of $11.5 million bearing interest at a rate of 3.60% that encumbers a 90,607 square foot medical office building and garage located in California. The Company repaid in full the previous mortgage note payable bearing an interest rate of 5.49% with outstanding principal of $11.4 million on December 31, 2015.

On February 11, 2016, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.86% with outstanding principal of $10.2 million. The mortgage note encumbered a 90,633 square foot medical office building located in North Carolina.
Subsequent Activity
On April 29, 2016, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.99% with outstanding principal of $7.3 million. The mortgage note encumbered a 42,957 square foot medical office building located in Virginia.
The Company expects to repay two additional mortgage notes payable totaling $16.1 million with a weighted average interest rate of 6.04% during 2016.
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

As of March 31, 2016, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

Notes to Condensed Consolidated Financial Statements - Continued

The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income or loss (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015 respectively, was as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Amount of gain (loss) recognized in OCI on derivative (effective portion)	$—	$—
Amount of gain (loss) reclassified from accumulated OCI into Interest Expense (effective portion)	$(42)	$—
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—

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

Redevelopment Activity
The Company is in the process of redeveloping two medical office buildings in Tennessee, including a 70,000 square foot expansion. The Company spent approximately $32.6 million on the redevelopment of these properties through March 31, 2016, including the acquisition of a land parcel for $4.3 million on which the Company is building a parking garage. The total redevelopment budget for these properties is $51.8 million and the project is expected to be completed in the first quarter of 2017.

The Company completed the redevelopment of a medical office building in Alabama, which included the construction of a parking garage. Construction of the garage was completed in the fourth quarter of 2015. The total redevelopment budget is $15.4 million, of which $10.7 million has been spent as of March 31, 2016. The remaining $4.7 million budgeted for the project is primarily related to a tenant improvement allowance that is expected to be funded in 2016.
Development Activity
In 2015, the Company began development of a 12,900 square foot retail center in Texas, which is adjacent to two of the Company's existing medical office buildings associated with Baylor Scott & White Health. The total development budget is $5.6 million, of which $4.6 million has been spent as of March 31, 2016. These amounts include $1.5 million used by the Company to purchase land in 2006 and previously recorded as land held for development. Construction was completed on April 15, 2016. Tenant build-out is expected to be completed throughout the remainder of 2016.
In 2015, the Company began development of a 98,000 square foot medical office building in Colorado. The total development budget is $26.5 million, of which $0.9 million has been spent as of March 31, 2016. Construction is expected to be completed in the second quarter of 2017.

The table below details the Company’s construction activity as of March 31, 2016. The information included in the table below represents management’s estimates and expectations at March 31, 2016, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			As of March 31, 2016
(Dollars in thousands)	Number of Properties	Estimated Completion Date	Construction in Progress Balance	Other Amounts Funded	Total Amount Funded	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction Activity
Birmingham, AL	1	Q4 2015 (1)	$—	$10,705	$10,705	$4,695	$15,400	138,000
Austin, TX	1	Q2 2016	4,614	—	4,614	961	5,575	12,900
Nashville, TN	2	Q1 2017	26,185	6,423	32,608	19,192	51,800	294,000
Denver, CO	1	Q2 2017	870	—	870	25,630	26,500	98,000
Total			$31,669	$17,128	$48,797	$50,478	$99,275	542,900
_____
(1) Includes $5.9 million for the addition of a 400-space parking garage which was completed in November 2015 and $9.5 million in tenant improvement allowances and commissions, a portion of which improvements have not been completed.

Note 6. Stockholders' Equity
The following table provides a reconciliation of total stockholders' equity for the three months ended March 31, 2016:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2015	$1,015	$2,461,376	$(1,569)	$909,685	$(2,127,760)	$1,242,747
Issuance of common stock	24	70,202	—	—	—	70,226
Common stock redemptions	—	(393)	—	—	—	(393)
Stock-based compensation	3	1,945	—	—	—	1,948
Net income	—	—	—	9,156	—	9,156
Reclassification of loss on forward starting interest rate swaps	—	—	42	—	—	42
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(30,727)	(30,727)
Balance at March 31, 2016	$1,042	$2,533,130	$(1,527)	$918,841	$(2,158,487)	$1,292,999

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31, 2016	December 31, 2015
Balance, beginning of period	101,517,009	98,828,098
Issuance of common stock	2,446,136	2,493,171
Nonvested share-based awards, net	286,328	195,740
Balance, end of period	104,249,473	101,517,009

At-The-Market Equity Offering Program
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. A previous sales agreement with one investment bank was terminated effective February 17, 2016. During the three months ended March 31, 2016, the Company sold a total of 2,416,837 shares of common stock, including 664,298 shares of common stock under the previous sales agreement. The sales generated $69.7 million in net proceeds at prices ranging from $28.31 to $30.16 per share (weighted average of $29.29 per

Notes to Condensed Consolidated Financial Statements - Continued

share). In April 2016, the Company sold 564,410 shares of common stock, generating $17.0 million in net proceeds at prices ranging from $30.11 to $30.82 per share (weighted average of $30.57 per share).

The Company has 7,683,051 authorized shares remaining available to be sold under the current sales agreements as of April 29, 2016.
Common Stock Dividends
During the three months ended March 31, 2016, the Company declared and paid common stock dividends totaling $0.30 per share. On May 3, 2016, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on May 31, 2016 to stockholders of record on May 16, 2016.
Accumulated Other Comprehensive Income (Loss)
The following table represents the changes in balances of each component and the amounts reclassified out of accumulated other comprehensive income (loss) related to the Company during the three months ended March 31, 2016 and 2015:

	Forward-starting Interest Rate Swaps		Defined Benefit Pension Plan
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$(1,569)	$—	$—	$(2,519)
Other comprehensive income (loss) before reclassifications	—	(723)	—	—
Amounts reclassified from accumulated other comprehensive loss	42	—	—	—
Net accumulated other comprehensive income (loss)	42	(723)	—	—
Ending balance	$(1,527)	$(723)	$—	$(2,519)

Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	102,634,273	99,467,804
Nonvested shares	(1,202,185)	(1,107,846)
Weighted average Common Shares outstanding—Basic	101,432,088	98,359,958
Weighted average Common Shares outstanding—Basic	101,432,088	98,359,958
Dilutive effect of restricted stock	601,509	615,511
Dilutive effect of employee stock purchase plan	131,221	161,428
Weighted average Common Shares outstanding—Diluted	102,164,818	99,136,897
Net Income (Loss)
Income from continuing operations	$9,163	$5,049
Discontinued operations	(7)	333
Net income	$9,156	$5,382
Basic Earnings Per Common Share
Income from continuing operations	$0.09	$0.05
Discontinued operations	0.00	0.00
Net income	$0.09	$0.05
Diluted Earnings Per Common Share
Income from continuing operations	$0.09	$0.05
Discontinued operations	0.00	0.00
Net income	$0.09	$0.05

Notes to Condensed Consolidated Financial Statements - Continued

Incentive Plans
A summary of the activity under the stock-based incentive plans for the three months ended March 31, 2016 and 2015 is included in the table below.

	Three Months Ended March 31,
	2016	2015
Stock-based awards, beginning of period	1,092,262	1,057,732
Granted	300,206	89,068
Vested	(65,722)	(28,386)
Stock-based awards, end of period	1,326,746	1,118,414

During the three months ended March 31, 2016 and 2015, the Company withheld 13,878 and 7,282 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

In addition to the stock-based incentive plans, the Company provides the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three months ended March 31, 2016 and 2015 is included in the table below.

	Three Months Ended March 31,
	2016	2015
Outstanding and exercisable, beginning of period	340,958	393,902
Granted	198,450	197,640
Exercised	(26,689)	(33,046)
Forfeited	(7,682)	(20,779)
Expired	(143,082)	(158,946)
Outstanding and exercisable, end of period	361,955	378,771

Note 7. Defined Benefit Pension Plan
Effective May 5, 2015, the Company terminated its Executive Retirement Plan. In accordance with Section 409A of the Internal Revenue Code, these amounts will be paid no earlier than twelve and no later than twenty-four months following the termination date. The Company expects to pay lump sum amounts to the four plan participants in May 2016.
At May 5, 2015, the Company recorded a charge of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets that was being amortized resulting in a total benefit obligation of $19.6 million in connection with the termination of the Executive Retirement Plan. The charge includes amounts resulting from assumed additional years of service for two plan participants who have not reached age 65 and payments associated with FICA and other tax obligations.
The Company’s chairman and chief executive officer, Mr. David Emery, is the only named executive officer that was a participant under the plan. As a result of the termination of the plan, Mr. Emery will receive a lump sum amount equal to his accrued benefit under the plan of approximately $14.4 million in May 2016.
The preceding summary is qualified in its entirety by the full text of the Termination Amendment and, in the event of any discrepancy, the text of the Termination Amendment shall control.

Net periodic benefit cost recorded related to the Company’s pension plan for the three months ended March 31, 2016 and 2015 is detailed in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Service cost	$—	$21
Interest cost	—	169
Amortization of net loss	—	(149)
Amortization of prior service cost	—	258
Total recognized in net periodic benefit cost	$—	$299
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

The table below details the fair values and carrying values for notes and bonds payable at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,418.3	$1,453.7	$1,425.0	$1,439.0
______

(1)	Level 3 - Fair value derived from valuation techniques in which one or more significant inputs or significant value drivers is unobservable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2015.

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

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent and interest receipts from its real estate portfolio based on contractual arrangements with its tenants, sponsors and borrowers, borrowings under the Company's unsecured credit facility due 2017 ("Unsecured Credit Facility"), proceeds from the sales of real estate properties, the repayment of mortgage notes receivable, and proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.1 billion at March 31, 2016, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Dividends paid by the Company for the three months ended March 31, 2016 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.30 per common share. The Company expects that additional cash flows from existing properties, acquisitions and continued lease-up of the development conversion properties will generate sufficient cash flows from operations such that dividends for the full year 2016 will be funded by cash flows from operations.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2016 were approximately $56.8 million. Below is a summary of the significant investing activities.

•
The Company acquired a 69,712 square foot medical office building in Seattle, Washington for a purchase price of $38.3 million, including cash consideration of $37.7 million and purchase price credits of $0.6 million. The property is adjacent (meaning 0.25 miles or less from the hospital campus) to UW Medicine's Northwest Hospital and Medical Center campus, a 281-bed general medical and surgical hospital. Upon acquisition, the building was 100% leased.

•	The Company funded approximately $16.6 million at its development and redevelopment properties.

•	Tenant improvement fundings at the Company's owned properties totaled $5.5 million, including $0.4 million of first generation tenant improvements.

•	Capital addition fundings at the Company's owned properties totaled $2.3 million.

Subsequent Acquisition
In April 2016, the Company acquired a 46,637 square foot medical office building in Seattle, Washington for a purchase price of $21.6 million. The transaction includes cash consideration of $18.4 million, purchase price credits of $1.9 million and capital obligations of $1.3 million. In addition, the Company capitalized closing costs of $0.4 million. The property is located on UW Medicine's Valley Medical Center campus, a 321-bed general medical and surgical hospital. Upon acquisition, the building was 100% leased to the seller. This transaction was accounted for as an asset acquisition.

Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2016 were approximately $31.3 million. Inflows from accessing the debt and equity markets totaled $81.7 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $50.4 million primarily associated with dividends paid to common stockholders and repayments of indebtedness. See Notes 3, 4 and 6 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Changes in Debt Structure
On January 5, 2016, the Company refinanced a new mortgage note payable of $11.5 million bearing interest at a rate of 3.60% that encumbers a 90,607 square foot medical office building and garage located in California. The Company repaid in full the previous mortgage note payable bearing an interest rate of 5.49% with outstanding principal of $11.4 million on December 31, 2015.

On February 11, 2016, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.86% with outstanding principal of $10.2 million. The mortgage note encumbered a 90,633 square foot medical office building located in North Carolina.
Subsequent Activity
On April 29, 2016, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.99% with outstanding principal of $7.3 million. The mortgage note encumbered a 42,957 square foot medical office building located in Virginia.
The Company expects to repay two additional mortgage notes payable totaling $16.1 million with a weighted average interest rate of 6.04% during 2016.
Common Stock Issuances
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. A previous sales agreement with one investment bank was terminated effective February 17, 2016. During the three months ended March 31, 2016, the Company sold a total of 2,416,837 shares of common stock, including 664,298 shares of common stock under the previous sales agreement. The sales generated $69.7 million in net proceeds at prices ranging from $28.31 to $30.16 per share (weighted average of $29.29 per share). In April 2016, the Company sold 564,410 shares of common stock, generating $17.0 million in net proceeds at prices ranging from $30.11 to $30.82 per share (weighted average of $30.57 per share).

The Company has 7,683,051 authorized shares remaining available to be sold under the current sales agreements as of April 29, 2016.

Operating Activities
Cash flows provided by operating activities increased from $17.1 million for the three months ended March 31, 2015 to $23.6 million for the three months ended March 31, 2016. Several items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

New Accounting Pronouncements
See Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards.
Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, below are some of the factors and trends that management believes may impact future operations of the Company.
Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 447 leases totaling 1.4 million square feet in the Company's multi-tenant portfolio that have expired or will expire during 2016. Approximately 90% of the leases expiring in 2016 are located in buildings on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects 75% to 90% of multi-tenant property leases to renew upon expiration, and the renewals for the first three months of the year have been within this range.

Two single-tenant net leases were set to expire in April 2016 and have been extended to May 2016. The Company expects that one of these leases will renew and the tenant for the other lease will vacate, with a new tenant expected to occupy the building upon lease expiration. The Company expects this activity to result in a decrease in rental income of approximately $0.5 million in 2016, of which $0.1 million is expected to be realized in the second quarter of 2016 and $0.2 million in each of the third and fourth quarters of 2016.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2016, leases for 83% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 52% recovering all allowable expenses.

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

Funds from Operations
Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization related to real estate properties, leasing commission amortization and after adjustments for unconsolidated partnerships and joint ventures.” The Company follows the NAREIT definition in calculating and presenting FFO and FFO per share.

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

FFO for the three months ended March 31, 2016 compared to the same period in 2015 was primarily impacted by the various acquisitions and dispositions during the period, the effects of capital market transactions and the results of operations of the portfolio from period to period.

The table below reconciles FFO to net income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2016	2015
Net Income	$9,156	$5,382
Impairments of real estate assets	—	3,328
Real estate depreciation and amortization	30,800	29,370
Total adjustments	30,800	32,698
Funds from Operations	$39,956	$38,080
Funds from Operations per Common Share—Basic	$0.39	$0.39
Funds from Operations per Common Share—Diluted	$0.39	$0.38
Weighted Average Common Shares Outstanding—Basic	101,432	98,360
Weighted Average Common Shares Outstanding—Diluted	102,165	99,137

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

The following table reflects the Company's same store NOI for the three months ended March 31, 2016 and 2015.

			Same Store NOI for the
			Three Months Ended March 31,
(Dollars in thousands)	Number of Properties	Investment at March 31, 2016	2016	2015
Multi-tenant Properties	133	$2,256,745	$41,590	$38,801
Single-tenant Net Lease Properties	33	581,856	14,280	14,217
Total	166	$2,838,601	$55,870	$53,018

Properties included in the same store analysis are stabilized properties that have been included in operations and were consistently reported as leased and stabilized properties for the duration of the year-over-year comparison period presented. Accordingly, properties that were recently acquired or disposed of, properties classified as held for sale, and properties in stabilization or conversion from stabilization are excluded from the same store analysis. In addition, the Company excludes properties that meet the following Company-defined criteria to be included in the reposition property group:

•	Properties having less than 60% occupancy;

•	Properties that experience a loss of occupancy over 30% in a single quarter;

•	Anticipated significant changes to a particular property or its market environment; or

•	Properties with negative net operating income.

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

The following tables reconcile same store NOI to net income and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net income	$9,156	$5,382
(Income) loss from discontinued operations	7	(333)
Income from continuing operations	9,163	5,049
General and administrative	10,246	6,738
Depreciation	27,693	26,387
Amortization	2,700	2,667
Bad debts, net of recoveries	(39)	(207)
Interest expense	14,938	18,322
Impairment of real estate assets	—	3,328
Interest and other income, net	(86)	(91)
Mortgage interest	—	(31)
Straight-line rent (component of Rental income)	(2,132)	(2,832)
Other operating (a)	(279)	(289)
NOI	62,204	59,041
NOI not included in same store	(6,334)	(6,023)
Same store NOI	$55,870	$53,018

(a) Other operating income reconciliation
Other operating	$1,281	$1,391
Less: Rental lease guaranty income	(1,002)	(1,102)
	$279	$289

Reconciliation of Same Store Property Count:

Property Count as of March 31, 2016
Same Store Properties	166
Acquisitions	16
Reposition	17
Total Owned Real Estate Properties	199

Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The Company’s results of operations for the three months ended March 31, 2016 compared to the same period in 2015 were significantly impacted by acquisitions, dispositions, impairments recorded, and capital markets transactions.

Revenues
Rental income increased $3.7 million, or 3.9%, to approximately $98.7 million for the three months ended March 31, 2016 compared to $95.0 million in the prior year period and is comprised of the following:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Property operating	$80,501	$74,654	$5,847	7.8%
Single-tenant net lease	16,107	17,548	(1,441)	(8.2)%
Straight-line rent	2,132	2,832	(700)	(24.7)%
Total rental income	$98,740	$95,034	$3,706	3.9%

Property operating income increased $5.8 million, or 7.8%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 contributed $3.3 million.

•	Leasing activity including contractual rent increases contributed $3.2 million.

•	Dispositions in 2015 caused a decrease of $0.7 million

Single-tenant net lease revenue decreased $1.4 million, or 8.2%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2015 caused a decrease of $1.5 million.

•	Leasing activity including contractual rent increases contributed $0.1 million.

Straight-line rent decreased $0.7 million, or 24.7%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $0.8 million.

•	Dispositions in 2015 caused a decrease of $0.1 million.

•	Acquisitions in 2015 caused an increase of $0.2 million.

Expenses
Property operating expenses increased $1.1 million, or 3.3%, for the three months ended March 31, 2016 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 caused an increase of $1.5 million.

•
The Company experienced increases in portfolio property tax of approximately $0.4 million, maintenance repair expense of approximately $0.3 million, and compensation-related expenses of approximately $0.1 million.

•	The Company experienced overall decreases in utilities of approximately $0.6 million.

•	Dispositions in 2015 and 2016 caused a decrease of $0.7 million.

General and administrative expenses increased approximately $3.5 million, or 52.1%, for the three months ended March 31, 2016 compared to the prior year period primarily as a result of the following activity:

•	Increase in performance-based compensation expense of $1.5 million.

•	Increase in expenses related to potential acquisitions and developments of $1.9 million.

Depreciation expense increased $1.3 million, or 4.9%, for the three months ended March 31, 2016 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 caused an increase of $1.0 million.

•	Various building and tenant improvement expenditures caused an increase of $1.5 million.

•	Dispositions from 2015 caused a decrease of $0.9 million

•	Assets becoming fully depreciated caused a decrease of $0.3 million.

Other income (expense)
In 2015, the Company recorded an impairment charge of $3.3 million on a property that was reclassified to held for sale due to management's decision to sell to adjust the carrying value to fair value less estimated costs to sell.

Interest expense decreased $3.4 million for the three months ended March 31, 2016 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Contractual interest	$14,364	$17,203	$(2,839)	(16.5)%
Net discount/premium accretion	(29)	331	(360)	(108.8)%
Deferred financing costs amortization	740	788	(48)	(6.1)%
Interest rate swap amortization	42	—	42	—%
Interest cost capitalization	(179)	—	(179)	—%
Total interest expense	$14,938	$18,322	$(3,384)	(18.5)%

Contractual interest expense decreased $2.8 million primarily due to the following activity:

•	The redemption of the unsecured senior notes due 2017 resulted in a decrease in interest expense of approximately $4.9 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.4 million.

•	The issuance of the unsecured senior notes due 2025 caused an increase in interest expense of approximately $2.4 million.

•	Borrowings under the Unsecured Credit Facility caused an increase in interest expense of approximately $0.1 million.

Discontinued Operations
Results from discontinued operations for the three months ended March 31, 2015 included income of $0.3 million mainly related to one property classified as held for sale at December 31, 2014 that was subsequently sold.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2016, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2016, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	13,838	$28.32	—	—
February 1 - February 29	40	28.71	—	—
March 1 - March 31	—	—	—	—
Total	13,878

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 10.1	Third Amended and Restated Employment Agreement, dated February 16, 2016, between David R. Emery and the Company(7)

Exhibit 10.2	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company(7)

Exhibit 10.3	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan(7)

Exhibit 10.4	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company (8)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (filed herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
________________

(1)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company's Form 8-K filed February 3, 2016 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	May 4, 2016

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 10.1	Third Amended and Restated Employment Agreement, dated February 16, 2016, between David R. Emery and the Company(7)

Exhibit 10.2	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company(7)

Exhibit 10.3	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan(7)

Exhibit 10.4	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company (8)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 5 to the Condensed Consolidated Financial Statements)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (filed herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
________________

(1)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company's Form 8-K filed February 3, 2016 and hereby incorporated by reference.