Form 10-Q
period 2016-06-30
HEALTHCARE REALTY TRUST INC
filed 2016-08-03
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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

As of July 29, 2016, the Registrant had 115,862,407 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Real estate properties:
Land	$208,386	$198,585
Buildings, improvements and lease intangibles	3,235,744	3,135,893
Personal property	10,032	9,954
Construction in progress	35,174	19,024
Land held for development	17,438	17,452
	3,506,774	3,380,908
Less accumulated depreciation and amortization	(819,744)	(761,926)
Total real estate properties, net	2,687,030	2,618,982
Cash and cash equivalents	9,026	4,102
Assets held for sale and discontinued operations, net	710	724
Other assets, net	185,298	186,416
Total assets	$2,882,064	$2,810,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,414,739	$1,424,992
Accounts payable and accrued liabilities	70,408	75,489
Liabilities of discontinued operations	17	33
Other liabilities	46,452	66,963
Total liabilities	1,531,616	1,567,477
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 106,662 and 101,517 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,067	1,015
Additional paid-in capital	2,609,880	2,461,376
Accumulated other comprehensive loss	(1,485)	(1,569)
Cumulative net income attributable to common stockholders	930,985	909,685
Cumulative dividends	(2,189,999)	(2,127,760)
Total stockholders' equity	1,350,448	1,242,747
Total liabilities and stockholders' equity	$2,882,064	$2,810,224

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2016 and 2015
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Rental income	$101,472	$95,450	$200,212	$190,484
Mortgage interest	—	31	—	62
Other operating	1,170	1,227	2,451	2,618
	102,642	96,708	202,663	193,164
EXPENSES
Property operating	36,263	33,927	71,668	68,189
General and administrative	8,129	6,713	18,375	13,451
Depreciation	28,528	26,552	56,221	52,940
Amortization	2,762	2,474	5,463	5,142
Bad debts, net of recoveries	78	27	39	(181)
	75,760	69,693	151,766	139,541
OTHER INCOME (EXPENSE)
Gain on sales of real estate properties	1	41,549	1	41,549
Interest expense	(14,815)	(17,213)	(29,753)	(35,536)
Loss on extinguishment of debt	—	(27,998)	—	(27,998)
Pension termination	(4)	(5,260)	(4)	(5,260)
Impairment of real estate assets	—	—	—	(3,328)
Impairment of internally-developed software	—	(654)	—	(654)
Interest and other income, net	93	147	179	239
	(14,725)	(9,429)	(29,577)	(30,988)
INCOME FROM CONTINUING OPERATIONS	12,157	17,586	21,320	22,635
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(19)	330	(27)	663
Gain on sales of real estate properties	7	—	7	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(12)	330	(20)	663
NET INCOME	$12,145	$17,916	$21,300	$23,298
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.12	$0.18	$0.21	$0.23
Discontinued operations	0.00	0.00	0.00	0.01
Net income	$0.12	$0.18	$0.21	$0.24
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.12	$0.18	$0.21	$0.23
Discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.12	$0.18	$0.21	$0.23
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	103,988	99,273	102,710	98,819
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	104,770	99,945	103,471	99,554
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30	$0.60	$0.60
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME	$12,145	$17,916	$21,300	$23,298
Other comprehensive income (loss):
Defined benefit plans:
Reclassification adjustment for losses included in net income (Pension termination)	—	2,519	—	2,519
Forward starting interest rate swaps:
Unrecognized loss on cash flow hedges	—	(961)	—	(1,684)
Reclassification adjustment for losses included in net income (Interest expense)	42	31	84	31
Total other comprehensive income	42	1,589	84	866
COMPREHENSIVE INCOME	$12,187	$19,505	$21,384	$24,164

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$21,300	$23,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,280	60,250
Stock-based compensation	3,798	3,078
Straight-line rent receivable	(4,223)	(5,358)
Straight-line rent liability	368	389
Gain on sales of real estate assets	(8)	(41,606)
Loss on extinguishment of debt	—	27,998
Impairments of real estate properties	—	3,328
Pension termination	—	5,260
Impairment of internally-developed software	—	654
Provision for bad debts, net	39	(182)
Changes in operating assets and liabilities:
Other assets	3,139	(3,784)
Accounts payable and accrued liabilities	(7,927)	(6,424)
Other liabilities	(20,287)	891
Net cash provided by operating activities	59,479	67,792
INVESTING ACTIVITIES
Acquisitions of real estate	(63,172)	(43,017)
Development of real estate	(18,982)	(6,027)
Additional long-lived assets	(29,286)	(25,584)
Proceeds from sales of real estate	—	94,463
Proceeds from mortgages and notes receivable repayments	9	9
Net cash (used in) provided by investing activities	(111,431)	19,844
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	(16,000)	73,000
Borrowings on notes and bonds payable	11,500	249,793
Repayments on notes and bonds payable	(19,963)	(48,438)
Redemption of notes and bonds payable	—	(333,222)
Dividends paid	(62,239)	(59,954)
Net proceeds from issuance of common stock	145,125	40,366
Common stock redemptions	(1,282)	(271)
Settlement of swaps	—	(1,684)
Debt issuance and assumption costs	(265)	(2,314)
Net cash provided by (used in) financing activities	56,876	(82,724)
Increase in cash and cash equivalents	4,924	4,912
Cash and cash equivalents, beginning of period	4,102	3,519
Cash and cash equivalents, end of period	$9,026	$8,431

Supplemental Cash Flow Information:
Interest paid	$28,692	$40,533
Invoices accrued for construction, tenant improvement and other capitalized costs	$12,745	$4,960
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$13,951	$9,721
Capitalized interest	$452	$33
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of June 30, 2016, the Company had investments of approximately $3.4 billion in 202 real estate properties located in 30 states totaling approximately 14.5 million square feet. The Company provided leasing and property management services to approximately 10.0 million square feet nationwide.

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

This interim financial information should be read in conjunction with the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2016 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

New Accounting Pronouncements
Accounting Standards Update No. 2014-09 and No. 2015-14
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

Accounting Standards Update No. 2015-03
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard required debt issuance costs to be reported in the balance sheet as a direct reduction from the face amount of the note to which it is directly related. In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of
Debt Issuance Costs Associated with Line-of-Credit Arrangements," which allowed entities to defer and present debt issuance costs related to line-of-credit arrangements as assets regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard as of January 1, 2016. As a result of the adoption all deferred

Notes to Condensed Consolidated Financial Statements - Continued

financing costs, excluding costs related to the unsecured revolving credit facility, were reclassified to Notes and bonds payable. Unsecured revolving credit facility costs remain classified as an asset and will continue to be amortized over the remaining term.

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

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes.

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

Notes to Condensed Consolidated Financial Statements - Continued

This standard is effective for the Company for annual and interim periods beginning on January 1, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2016. There was no impact to the Company's Condensed Consolidated Financial Statements resulting from the adoption of this standard.

Note 2. Real Estate Investments
2016 Acquisitions
First Quarter
In March 2016, the Company acquired a 69,712 square foot medical office building in Seattle, Washington for a purchase price of $38.3 million, including cash consideration of $37.7 million and purchase price credits of $0.6 million. In addition, the Company expensed $1.6 million of acquisition costs related to seller credits for loan prepayment, brokerage commission and excise taxes. The property is adjacent to UW Medicine's Northwest Hospital and Medical Center campus, a 281-bed general medical and surgical hospital. Upon acquisition, the building was 100% leased.

Second Quarter
In April 2016, the Company acquired a 46,637 square foot medical office building in Seattle, Washington for a purchase price of $21.6 million. The transaction includes cash consideration of $18.8 million, purchase price credits of $1.5 million and capital obligations of $1.3 million. The property is located on UW Medicine's Valley Medical Center campus, a 321-bed general medical and surgical hospital. Upon acquisition, the building was 100% leased. This transaction was accounted for as an asset acquisition as the property was seller occupied.

In May 2016, the Company acquired a 63,012 square foot medical office building in Los Angeles, California for a purchase price of $20.0 million, including purchase price credits of $0.3 million, cash consideration of $6.5 million, and the assumption of debt of $13.2 million (excluding a $0.8 million fair value premium recorded at acquisition). The mortgage note payable assumed by the Company bears a contractual interest rate of 4.77% and matures on January 6, 2024. The property is located on HCA's West Hills Hospital and Medical Center campus, a 225-bed general medical and surgical hospital. Upon acquisition, the property was 80% leased.

The following table details the Company's acquisitions for the six months ended June 30, 2016:

(Dollars in millions)	Date Acquired	Purchase Price	Purchase Price Credits (1)	Mortgage Notes Payable Assumed (2)	Cash Consideration (3)	Real Estate	Other (4)	Square Footage
Real estate acquisitions
Washington	3/31/16	$38.3	$(0.6)	$—	$37.7	$37.7	$—	69,712
Washington	4/29/16	21.6	(2.8)	—	18.8	20.1	(1.3)	46,637
California	5/13/16	20.0	(0.3)	(13.2)	6.5	20.4	(0.7)	63,012
		$79.9	$(3.7)	$(13.2)	$63.0	$78.2	$(2.0)	179,361
______

(1)	Includes tenant improvement and capital expenditure obligations as well as other assets acquired and liabilities assumed upon acquisition.

(2)	The mortgage note payable assumed in the acquisition does not reflect the fair value adjustments totaling $0.8 million recorded by the Company upon acquisition (included in Other).

(3)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(4)	Includes assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

Notes to Condensed Consolidated Financial Statements - Continued

Assets Held for Sale
At June 30, 2016 and December 31, 2015, the Company had one on-campus medical office building classified as held for sale. The table below reflects the assets and liabilities of the property classified as held for sale as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Balance Sheet data:
Land	$422	$422
Buildings, improvements and lease intangibles	1,350	1,350
	1,772	1,772
Accumulated depreciation	(1,070)	(1,070)
Assets held for sale, net	702	702
Other assets, net (including receivables)	8	22
Assets of discontinued operations, net	8	22
Assets held for sale and discontinued operations, net	$710	$724

Accounts payable and accrued liabilities	$15	$28
Other liabilities	2	5
Liabilities of discontinued operations	$17	$33

Discontinued Operations
The following table represents the results of operations of the properties included in discontinued operations on the Company's Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Statements of Income data:
Revenues
Rental income	$—	$348	$—	$690
	—	348	—	690
Expenses
Property operating	19	19	27	48
Bad debts, net of recoveries	—	(1)	—	(1)
	19	18	27	47
Other Income (Expense)
Interest and other income, net	—	—	—	20
	—	—	—	20
Discontinued Operations
Income (Loss) from discontinued operations	(19)	330	(27)	663
Gain on sale of properties	7	—	7	—
Income (Loss) from Discontinued Operations	$(12)	$330	$(20)	$663

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		June 30, 2016	December 31, 2015	June 30, 2016
Unsecured Credit Facility	4/17	$190,000	$206,000	1.61%
Unsecured Term Loan Facility, net of issuance costs	2/19	199,374	199,257	1.66%
Senior Notes due 2021, net of discount and issuance costs	1/21	396,816	396,489	5.97%
Senior Notes due 2023, net of discount and issuance costs	4/23	247,096	246,897	3.95%
Senior Notes due 2025, net of discount and issuance costs	5/25	247,709	247,602	4.08%
Mortgage notes payable, net of discounts and issuance costs and including premiums	12/16-5/40	133,744	128,747	5.17%
		$1,414,739	$1,424,992
2016 Activity
First Quarter
On January 5, 2016, the Company obtained a mortgage note payable of $11.5 million bearing interest at a rate of 3.60% that encumbers a 90,607 square foot medical office building and garage located in California. The Company repaid in full the previous mortgage note payable bearing an interest rate of 5.49% with outstanding principal of $11.4 million on December 31, 2015.

On February 11, 2016, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.86% with outstanding principal of $10.2 million. The mortgage note encumbered a 90,633 square foot medical office building located in North Carolina.
Second Quarter
On April 29, 2016, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.99% with outstanding principal of $7.3 million. The mortgage note encumbered a 42,957 square foot medical office building located in Virginia.
On May 13, 2016, upon acquisition of a 63,012 square foot medical office property in Los Angeles, California, the Company assumed a $13.2 million mortgage note payable (excluding a fair value premium adjustment of $0.8 million). The mortgage note payable has a contractual interest rate of 4.77% (effective rate of 4.13%).
Subsequent Activity
With proceeds of the equity offering that the Company completed on July 5, 2016, the Company repaid the outstanding balance of $190.0 million on its unsecured credit facility due 2017 ("Unsecured Credit Facility"). In addition, the Company repaid $50.0 million on its unsecured term loan facility due 2019 ("Unsecured Term Loan") leaving an outstanding balance of $150.0 million with a weighted average interest rate of approximately 1.6%.

On July 29, 2016, the Company entered into an amendment to its Unsecured Credit Facility that extended the maturity date from April 2017 to July 2020, reduced the spread over LIBOR that the Company pays for borrowing, and revised financial covenants to provide the Company with increased flexibility. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.83% to 1.55% (currently at 1.00%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.13% to 0.30% (currently at 0.20%). In connection with the amendment, the Company paid upfront fees to the lenders and other costs of approximately $4.4 million which will be amortized over the term of the Unsecured Credit Facility. As of August 3, 2016, the Company had no borrowings outstanding under the Unsecured Credit Facility and had a remaining borrowing capacity of $700.0 million.

On July 29, 2016, the Company also entered into an amendment to the Unsecured Term Loan. This amendment was for the purpose of conforming the financial covenants in the Unsecured Term Loan to those in the amendment to the Unsecured Credit Facility. The amendment did not impact the maturity date or cost of borrowing under the Unsecured Term Loan.

Notes to Condensed Consolidated Financial Statements - Continued

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

As of June 30, 2016, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income or loss (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 respectively, was as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amount of gain (loss) recognized in OCI on derivative (effective portion)	$—	$(961)	$—	$(1,684)
Amount of gain (loss) reclassified from accumulated OCI into Interest Expense (effective portion)	$(42)	$(31)	$(84)	$(31)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$0	$—	$0

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

Redevelopment Activity
The Company is in the process of redeveloping two medical office buildings in Tennessee, including a 70,000 square foot expansion. The Company spent approximately $39.2 million on the redevelopment of these properties through June 30, 2016, including the acquisition of a land parcel for $4.3 million on which the Company is building a parking garage. The total redevelopment budget for these properties is $51.8 million. It is anticipated that the garage will be completed in the third quarter of 2016 and tenants will begin to take occupancy of the expansion in the first quarter of 2017.

Development Activity
In 2015, the Company began development of a 98,000 square foot medical office building in Colorado. The total development budget is $26.5 million, of which $3.0 million has been spent as of June 30, 2016. Construction is expected to be completed in the second quarter of 2017.
Completed Developments
The Company completed the redevelopment of a medical office building in Alabama, which included the construction of a parking garage. Construction of the garage was completed in the fourth quarter of 2015. The total redevelopment budget is

$15.4 million, of which $11.5 million has been spent as of June 30, 2016. The remaining $3.9 million budgeted for the project is primarily related to a tenant improvement allowance that is expected to be funded in 2016.
In December 2015, the Company began development of a 12,900 square foot retail center in Texas, which is adjacent to two of the Company's existing medical office buildings associated with Baylor Scott & White Health. Construction was completed on April 15, 2016. The total development budget is $5.6 million, of which $4.8 million has been spent as of June 30, 2016. These amounts include $1.5 million used by the Company to purchase land in 2006 and previously recorded as land held for development. The project is 100% leased and the remaining $0.8 million budgeted for the project is related to tenant build-out that is expected to be completed by the end of 2016.
The table below details the Company’s construction activity as of June 30, 2016. The information included in the table below represents management’s estimates and expectations at June 30, 2016, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			Balance at June 30, 2016
(Dollars in thousands)	Number of Properties	Estimated Completion Date	Construction in Progress Balance	Other Amounts Funded	Total Amount Funded	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction Activity
Nashville, TN	2	Q1 2017	$32,180	$7,050	$39,230	$12,570	$51,800	294,000
Denver, CO	1	Q2 2017	2,994	—	2,994	23,506	26,500	98,000
Total			$35,174	$7,050	$42,224	$36,076	$78,300	392,000

Notes to Condensed Consolidated Financial Statements - Continued

Note 6. Stockholders' Equity
The following table provides a reconciliation of total stockholders' equity for the six months ended June 30, 2016:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2015	$1,015	$2,461,376	$(1,569)	$909,685	$(2,127,760)	$1,242,747
Issuance of common stock	49	145,119	—	—	—	145,168
Common stock redemptions	—	(410)	—	—	—	(410)
Stock-based compensation	3	3,795	—	—	—	3,798
Net income	—	—	—	21,300	—	21,300
Reclassification of loss on forward starting interest rate swaps	—	—	84	—	—	84
Dividends to common stockholders ($0.60 per share)	—	—	—	—	(62,239)	(62,239)
Balance at June 30, 2016	$1,067	$2,609,880	$(1,485)	$930,985	$(2,189,999)	$1,350,448

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016	December 31, 2015
Balance, beginning of period	101,517,009	98,828,098
Issuance of common stock	4,838,115	2,493,171
Nonvested share-based awards, net of withheld shares	307,138	195,740
Balance, end of period	106,662,262	101,517,009

At-The-Market Equity Offering Program
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. A previous sales agreement with one investment bank was terminated effective February 17, 2016. During the six months ended June 30, 2016, the Company sold a total of 4,795,601 shares of common stock, including 664,298 shares of common stock under the previous sales agreement. The sales generated $144.6 million in net proceeds at prices ranging from $28.31 to $33.66 per share (weighted average of $30.61 per share).

The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of July 29, 2016.
Common Stock Dividends
During the six months ended June 30, 2016, the Company declared and paid common stock dividends totaling $0.60 per share. On August 2, 2016, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on August 31, 2016 to stockholders of record on August 17, 2016.

Notes to Condensed Consolidated Financial Statements - Continued

Accumulated Other Comprehensive Income (Loss)
The following table represents the changes in balances of each component and the amounts reclassified out of accumulated other comprehensive income (loss) related to the Company during the six months ended June 30, 2016 and 2015:

	Forward-starting Interest Rate Swaps		Defined Benefit Pension Plan
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$(1,569)	$—	$—	$(2,519)
Other comprehensive income (loss) before reclassifications	—	(1,684)	—	—
Amounts reclassified from accumulated other comprehensive loss arising from loss on defined benefit pension plan	—	—	—	2,519
Amounts reclassified from accumulated other comprehensive loss	84	31	—	—
Net accumulated other comprehensive income (loss)	84	(1,653)	—	2,519
Ending balance	$(1,485)	$(1,653)	$—	$—

Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	105,306,479	100,384,606	103,970,376	99,928,738
Nonvested shares	(1,318,730)	(1,111,579)	(1,260,457)	(1,109,723)
Weighted average Common Shares outstanding—Basic	103,987,749	99,273,027	102,709,919	98,819,015
Weighted average Common Shares outstanding—Basic	103,987,749	99,273,027	102,709,919	98,819,015
Dilutive effect of restricted stock	691,064	580,989	646,341	599,042
Dilutive effect of employee stock purchase plan	90,732	91,186	114,274	136,038
Weighted average Common Shares outstanding—Diluted	104,769,545	99,945,202	103,470,534	99,554,095
Net Income (Loss)
Income from continuing operations	$12,157	$17,586	$21,320	$22,635
Discontinued operations	(12)	330	(20)	663
Net income	$12,145	$17,916	$21,300	$23,298
Basic Earnings Per Common Share
Income from continuing operations	$0.12	$0.18	$0.21	$0.23
Discontinued operations	0.00	0.00	0.00	0.01
Net income	$0.12	$0.18	$0.21	$0.24
Diluted Earnings Per Common Share
Income from continuing operations	$0.12	$0.18	$0.21	$0.23
Discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.12	$0.18	$0.21	$0.23

Notes to Condensed Consolidated Financial Statements - Continued

Incentive Plans
A summary of the activity under the stock-based incentive plans for the three and six months ended June 30, 2016 and 2015 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based awards, beginning of period	1,326,746	1,118,414	1,092,262	1,057,732
Granted	21,374	23,201	321,580	112,269
Vested	(36,951)	(38,236)	(102,673)	(66,622)
Stock-based awards, end of period	1,311,169	1,103,379	1,311,169	1,103,379

During the six months ended June 30, 2016 and 2015, the Company withheld 14,442 and 10,119 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

In addition to the stock-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and six months ended June 30, 2016 and 2015 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Outstanding and exercisable, beginning of period	361,955	378,771	340,958	393,902
Granted	—	—	198,450	197,640
Exercised	(10,839)	(2,885)	(37,528)	(35,931)
Forfeited	(6,208)	(10,667)	(13,890)	(31,446)
Expired	—	—	(143,082)	(158,946)
Outstanding and exercisable, end of period	344,908	365,219	344,908	365,219

Subsequent Activity
On July 5, 2016, the Company issued 9,200,000 shares of common stock, par value $0.01 per share, at $33.13 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after offering expenses, were approximately $304.6 million. A portion of the proceeds were used to repay the $190.0 million of borrowings outstanding under the Unsecured Credit Facility and to reduce the unsecured term loan due 2019 outstanding borrowings by $50.0 million.

Note 7. Defined Benefit Pension Plan
Effective May 5, 2015, the Company terminated its Executive Retirement Plan and recorded a charge of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets that was being amortized resulting in a total benefit obligation of $19.6 million in connection with the termination of the Executive Retirement Plan. The charge includes amounts resulting from assumed additional years of service for two plan participants who have not reached age 65 and payments associated with FICA and other tax obligations.
On May 6, 2016, the Company paid the total benefit obligation of $19.6 million which reduced Other liabilities on the Company's Condensed Consolidated Balance Sheets.
The Company’s chairman and chief executive officer, Mr. David Emery, is the only named executive officer that was a participant under the plan. As a result of the termination of the plan, and included in the payment of the total benefit obligation, Mr. Emery received a lump sum amount equal to his accrued benefit under the plan of approximately $14.4 million in May 2016.
The preceding summary is qualified in its entirety by the full text of the Second Amendment to the Second Amended and Restated Executive Retirement Plan (the "Termination Amendment") and, in the event of any discrepancy, the text of the Termination Amendment shall control.

Net periodic benefit cost recorded related to the Company’s pension plan for the three and six months ended June 30, 2016 and 2015 is detailed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$—	$8	$—	$29
Interest cost	—	56	—	225
Amortization of net loss	—	(50)	—	(198)
Amortization of prior service cost	—	86	—	343
Total recognized in net periodic benefit cost	$—	$100	$—	$399
Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

Cash and cash equivalents - The carrying amount approximates fair value.

Borrowings under the unsecured credit facility due 2017 and unsecured term loan due 2019 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.

Senior unsecured notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

Mortgage notes payable - The fair value is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

The table below details the fair values and carrying values for notes and bonds payable at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,414.7	$1,469.7	$1,425.0	$1,439.0
______

(1)	Level 3 - Fair value derived from valuation techniques in which one or more significant inputs or significant value drivers is unobservable.

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

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent and interest receipts from its real estate portfolio based on contractual arrangements with its tenants, sponsors and borrowers, borrowings under the Company's Unsecured Credit Facility, proceeds from the sales of real estate properties, the repayment of mortgage notes receivable, and proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.2 billion at June 30, 2016, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Dividends paid by the Company for the six months ended June 30, 2016 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.30 per common share. The shortfall is partially the result of the $19.6 million payment in May 2016 of the pension benefit obligation in connection with the termination of the Executive Retirement Plan. See Note 7 to the Condensed Consolidated Financial Statements for more information. The Company expects that additional cash flows from existing properties, acquisitions and continued lease-up of the development conversion properties will generate sufficient cash flows from operations such that dividends for the full year 2016 will be funded by cash flows from operations.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2016 were approximately $111.4 million. Below is a summary of the significant investing activities.

•
The Company acquired three medical office buildings during the six months ended June 30, 2016 for a total purchase price of $79.9 million, including cash consideration of $63.0 million, the assumption of mortgage notes payable of $13.2 million and purchase price adjustments totaling $3.7 million. Two of these properties are located on a hospital campus and one is adjacent (meaning 0.25 miles or less from the hospital campus) to a hospital campus.

•	The Company funded approximately $25.3 million at its development and redevelopment properties.

•	Tenant improvement fundings at the Company's owned properties totaled $16.1 million, including $5.1 million of first generation tenant improvements.

•	Capital addition fundings at the Company's owned properties totaled $8.2 million.

Financing Activities
Activities for the six months ended June 30, 2016 were approximately $56.9 million. Inflows from accessing the debt and equity markets totaled $156.6 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $99.7 million primarily associated with dividends paid to common stockholders and repayments of indebtedness. See Notes 3, 4 and 6 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Changes in Debt Structure
On January 5, 2016, the Company obtained a new mortgage note payable of $11.5 million bearing interest at a rate of 3.60% that encumbers a 90,607 square foot medical office building and garage located in California. The Company repaid in full the previous mortgage note payable bearing an interest rate of 5.49% with outstanding principal of $11.4 million on December 31, 2015.

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
On May 13, 2016, upon acquisition of a 63,012 square foot medical office property in Los Angeles, California, the Company assumed a $13.2 million mortgage note payable (excluding a fair value premium adjustment of $0.8 million). The mortgage note payable has a contractual interest rate of 4.77% (effective rate of 4.13%).

Subsequent Activity
With proceeds of the equity offering that the Company completed on July 5, 2016, the Company repaid the outstanding balance of $190.0 million on its Unsecured Credit Facility. In addition, the Company repaid $50.0 million on its Unsecured Term Loan leaving an outstanding balance of $150.0 million with a weighted average interest rate of approximately 1.6%.

On July 29, 2016, the Company entered into an amendment to its Unsecured Credit Facility that extended the maturity date from April 2017 to July 2020, reduced the spread over LIBOR that the Company pays for borrowing, and revised financial covenants to provide the Company with increased flexibility. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.83% to 1.55% (currently at 1.00%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.13% to 0.30% (currently at 0.20%). In connection with the amendment, the Company paid upfront fees to the lenders and other costs of approximately $4.4 million which will be amortized over the term of the Unsecured Credit Facility. As of August 3, 2016, the Company had no borrowings outstanding under the Unsecured Credit Facility and had a remaining borrowing capacity of the $700.0 million.

On July 29, 2016, the Company also entered into an amendment to the Unsecured Term Loan. This amendment was for the purpose of conforming the financial covenants in the Unsecured Term Loan to those in the amendment to the Unsecured Credit Facility. The amendment did not impact the maturity date or cost of borrowing under the Unsecured Term Loan.
The Company expects to repay two additional mortgage notes payable totaling $15.9 million with a weighted average interest rate of 6.03% during 2016 including:

•
a mortgage note payable bearing interest at a rate of 6.01% with outstanding principal of $15.7 million expected to be repaid on September 1, 2016. The mortgage encumbers a 70,623 square foot medical office building located in Washington.

•
a mortgage note payable bearing interest at a rate of 7.63% with outstanding principal of $0.2 million expected to be repaid on December 1, 2016. The mortgage note encumbers a 45,274 square foot medical office building located in Tennessee.

Common Stock Issuances
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. A previous sales agreement with one investment bank was terminated effective February 17, 2016. During the six months ended June 30, 2016, the Company sold a total of 4,795,601 shares of common stock, including 664,298 shares of common stock under the previous sales agreement. The sales generated $144.6 million in net proceeds at prices ranging from $28.31 to $33.66 per share (weighted average of $30.61 per share).

The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of July 29, 2016.

Subsequent Activity
On July 5, 2016, the Company issued 9,200,000 shares of common stock, par value $0.01 per share, at $33.13 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after offering expenses, were approximately $304.6 million. A portion of the proceeds were used to repay the $190.0 million of borrowings outstanding under the Unsecured Credit Facility and to reduce the unsecured term loan due 2019 outstanding borrowings by $50.0 million.

Operating Activities
Cash flows provided by operating activities decreased from $67.8 million for the six months ended June 30, 2015 to $59.5 million for the six months ended June 30, 2016. This decrease includes the $19.6 million payment of the pension benefit obligation in connection with the termination of the Executive Retirement Plan. See Note 7 to the Condensed Consolidated Financial Statements for more information. Other items impact cash flows from operations including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 447 leases totaling 1.4 million square feet in the Company's multi-tenant portfolio that have expired or will expire during 2016. Approximately 90% of the leases expiring in 2016 are located in buildings on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first six months of the year has been within this range.

Two single-tenant net leases were set to expire in April 2016 and were extended to May 2016. One of these leases remains in holdover status until the terms of the new lease agreement are finalized. The tenant for the other lease vacated and a new tenant occupied the building. The Company expects these new lease agreements to result in a decrease in rental income of approximately $0.5 million in 2016, of which $0.1 million was realized in the second quarter of 2016 and $0.2 million is expected to be realized in each of the third and fourth quarters of 2016.

Property Operating Agreement Expirations
Five of the Company’s owned real estate properties as of December 31, 2015 were covered under property operating agreements between the Company and a sponsoring health system. These agreements contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. Three of these agreements will expire in 2016. One agreement expired in April 2016 resulting in a decrease of $0.1 million per quarter in property lease guaranty revenue. Two agreements will expire in September 2016 resulting in an expected decrease of $0.5 million per quarter in property lease guaranty revenue. The remaining two agreements will expire in January 2017 and February 2019, respectively, and each is expected to decrease property lease guaranty revenue by $0.2 million per quarter.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2016, leases for 83% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 53% recovering all allowable expenses.
Purchase Options
In July 2016, the Company received notice from the ground lessor of a medical office building in Kansas City, Kansas of its intent to purchase the property pursuant to a purchase option contained in the ground lease. The Company's net investment in the building is $7.4 million at June 30, 2016, including straight-line rent receivables. The purchase price for the property will be approximately $14.9 million which is equivalent to the Company's gross investment in the property. The Company expects the sale to occur early in the fourth quarter of 2016.

Additional information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	Gross Real Estate Investment as of June 30, 2016
Year Exercisable	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current	$130,455	$—	$130,455
Remainder of 2016	—	—	—
2017	—	48,773	48,773
2018	—	—	—
2019	41,521	—	41,521
2020	—	—	—
2021	16,578	14,984	31,562
2022	19,356	—	19,356
2023	—	—	—
2024	16,012	—	16,012
2025	18,863	221,929	240,792
2026 and thereafter	48,474	—	48,474
Total	$291,259	$285,686	$576,945
_____
(1) The purchase option price includes a fair market value component that is determined by an appraisal process.
(2) Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 13% greater than the Company's current gross investment.

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

FFO for the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily impacted by the various acquisitions and dispositions during the period, the effects of capital market transactions and the results of operations of the portfolio from period to period. FFO for the three and six months ended June 30, 2015 was negatively impacted by $28.0 million, or $0.28 per common share, as a result of the extinguishment of debt and $5.3 million, or $0.05 per common share, as a result of the termination of the Executive Retirement Plan.

The table below reconciles net income to FFO for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Net Income	$12,145	$17,916	$21,300	$23,298
Gain on sales of properties	(8)	(41,549)	(8)	(41,549)
Impairments of real estate assets	—	—	—	3,328
Real estate depreciation and amortization (1)	31,716	29,388	62,517	58,759
Total adjustments	31,708	(12,161)	62,509	20,538
Funds from Operations	$43,853	$5,755	$83,809	$43,836
Funds from Operations per Common Share—Basic	$0.42	$0.06	$0.82	$0.44
Funds from Operations per Common Share—Diluted	$0.42	$0.06	$0.81	$0.44
Weighted Average Common Shares Outstanding—Basic	103,988	99,273	102,710	98,819
Weighted Average Common Shares Outstanding—Diluted	104,770	99,945	103,471	99,554
(1) During the third quarter of 2015, the Company began including an add-back for leasing commission amortization in order to provide a better basis for comparing its results of operations with those of others in the industry, consistent with the NAREIT definition of FFO. For the six and twelve months ended June 30, 2015, FFO per diluted common share was previously reported as $0.05 and $0.42, respectively.

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

The following table reflects the Company's same store NOI for the three months ended June 30, 2016 and 2015.

			Same Store NOI for the
			Three Months Ended June 30,
(Dollars in thousands)	Number of Properties	Investment at June 30, 2016	2016	2015
Multi-tenant Properties	135	$2,284,072	$42,362	$40,095
Single-tenant Net Lease Properties	34	673,865	16,068	15,949
Total	169	$2,957,937	$58,430	$56,044

Properties included in the same store analysis are stabilized properties that have been included in operations and were consistently reported as leased and stabilized properties for the duration of the year-over-year comparison period presented. Accordingly, properties that were recently acquired or disposed of, properties classified as held for sale, and properties in stabilization or conversion from stabilization are excluded from the same store analysis. In addition, the Company excludes properties that meet any of the following Company-defined criteria to be included in the reposition property group:

•	Properties having less than 60% occupancy and expected to last at least two quarters;

•	Properties that experience a loss of occupancy over 30% in a single quarter;

•	Properties with negative net operating income and expected to last at least two quarters; or

•	Condemnation.

Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Development properties will be included in the same store pool eight full quarters after substantial completion. Properties included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive net operating income and has remained at that level for eight full quarters.

The following tables reconcile net income to same store NOI and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015
Net income	$12,145	$17,916
Loss (income) from discontinued operations	12	(330)
Income from continuing operations	12,157	17,586
General and administrative	8,129	6,713
Depreciation	28,528	26,552
Amortization	2,762	2,474
Bad debts, net of recoveries	78	27
Gain on sales of real estate properties	(1)	(41,549)
Interest expense	14,815	17,213
Loss on extinguishment of debt	—	27,998
Pension termination	4	5,260
Impairment of internally-developed software	—	654
Interest and other income, net	(93)	(147)
Mortgage interest	—	(31)
Straight-line rent (component of Rental income)	(2,091)	(2,475)
Other operating (a)	(285)	(290)
NOI	64,003	59,985
NOI not included in same store	(5,573)	(3,941)
Same store NOI	$58,430	$56,044

(a) Other operating income reconciliation
Other operating	$1,170	$1,227
Less: Rental lease guaranty income	(885)	(937)
	$285	$290

Reconciliation of Same Store Property Count:

Property Count as of June 30, 2016
Same Store Properties	169
Acquisitions	15
Development Conversion	1
Reposition	17
Total Owned Real Estate Properties	202

Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The Company’s results of operations for the three months ended June 30, 2016 compared to the same period in 2015 were significantly impacted by acquisitions, dispositions, impairments recorded, and capital markets transactions.

Revenues
Rental income increased $6.0 million, or 6.3%, to approximately $101.5 million for the three months ended June 30, 2016 compared to $95.5 million in the prior year period and is comprised of the following:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Property operating	$83,283	$75,470	$7,813	10.4%
Single-tenant net lease	16,098	17,505	(1,407)	(8.0)%
Straight-line rent	2,091	2,475	(384)	(15.5)%
Total rental income	$101,472	$95,450	$6,022	6.3%

Property operating income increased $7.8 million, or 10.4%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 contributed $4.7 million.

•	Leasing activity including contractual rent increases contributed $3.8 million.

•	Dispositions in 2015 caused a decrease of $0.7 million

Single-tenant net lease revenue decreased $1.4 million, or 8.0%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2015 caused a decrease of $1.5 million.

•	Leasing activity including contractual rent increases contributed $0.1 million.

Straight-line rent decreased $0.4 million, or 15.5%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $0.6 million.

•	Dispositions in 2015 caused a decrease of $0.2 million.

•	Acquisitions in 2015 and 2016 caused an increase of $0.4 million.

Expenses
Property operating expenses increased $2.3 million, or 6.9%, for the three months ended June 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 caused an increase of $1.8 million.

•
The Company experienced increases in portfolio property tax of approximately $0.7 million, leasing commission amortization of approximately $0.2 million, and compensation-related expenses of approximately $0.2 million.

•	Dispositions in 2015 caused a decrease of $0.6 million.

General and administrative expenses increased approximately $1.4 million, or 21.1%, for the three months ended June 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Increase in performance-based compensation expense of $0.9 million.

•	Increase in payroll compensation of $0.2 million.

•	Increase in professional fees and other administrative costs of $0.3 million.

Depreciation expense increased $2.0 million, or 7.4%, for the three months ended June 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 caused an increase of $1.5 million.

•	Various building and tenant improvement expenditures caused an increase of $1.7 million.

•	Dispositions in 2015 caused a decrease of $0.9 million.

•	Assets becoming fully depreciated caused a decrease of $0.3 million.

Other income (expense)
In 2015, the Company recorded gains of approximately $41.5 million on the sale of three properties.
Interest expense decreased $2.4 million for the three months ended June 30, 2016 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Contractual interest	$14,355	$16,289	$(1,934)	(11.9)%
Net discount/premium accretion	(31)	123	(154)	(125.2)%
Deferred financing costs amortization	722	803	(81)	(10.1)%
Interest rate swap amortization	42	31	11	35.5%
Interest cost capitalization	(273)	(33)	(240)	727.3%
Total interest expense	$14,815	$17,213	$(2,398)	(13.9)%

Contractual interest expense decreased $1.9 million primarily due to the following activity:

•	The redemption of the unsecured senior notes due 2017 resulted in a decrease in interest expense of approximately $2.4 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.2 million.

•	The issuance of the unsecured senior notes due 2025 caused an increase in interest expense of approximately $0.6 million.

Loss on extinguishment of debt of approximately $28.0 million is associated with the 2015 redemption of the Senior Notes due 2017.

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

Discontinued Operations
Results from discontinued operations for the three months ended June 30, 2015 included income of $0.3 million primarily related to one property classified as held for sale at December 31, 2014 that was subsequently sold.

Results of Operations
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The Company’s results of operations for the six months ended June 30, 2016 compared to the same period in 2015 were significantly impacted by acquisitions, dispositions, impairments recorded, and capital markets transactions.

Revenues
Rental income increased $9.7 million, or 5.1%, to approximately $200.2 million for the six months ended June 30, 2016 compared to $190.5 million in the prior year period and is comprised of the following:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Property operating	$163,785	$150,124	$13,661	9.1%
Single-tenant net lease	32,204	35,053	(2,849)	(8.1)%
Straight-line rent	4,223	5,307	(1,084)	(20.4)%
Total rental income	$200,212	$190,484	$9,728	5.1%

Property operating income increased $13.7 million, or 9.1%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 contributed $8.2 million.

•	Leasing activity including contractual rent increases contributed $7.0 million.

•	Dispositions in 2015 caused a decrease of $1.5 million.

Single-tenant net lease revenue decreased $2.8 million, or 8.1%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2015 caused a decrease of $3.1 million.

•	Leasing activity including contractual rent increases contributed $0.3 million.

Straight-line rent decreased $1.1 million, or 20.4%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $1.4 million.

•	Dispositions in 2015 caused a decrease of $0.3 million.

•	Acquisitions in 2015 and 2016 caused an increase of $0.6 million.

Expenses
Property operating expenses increased $3.5 million, or 5.1%, for the six months ended June 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 caused an increase of $3.3 million.

•
The Company experienced increases in portfolio property tax of approximately $1.1 million, maintenance repair expense of approximately $0.6 million, compensation-related expenses of approximately $0.2 million, and leasing commission amortization of $0.4 million.

•	The Company experienced overall decreases in utilities of approximately $0.8 million.

•	Dispositions in 2015 caused a decrease of $1.4 million.

General and administrative expenses increased approximately $4.9 million, or 36.6%, for the six months ended June 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Increase in performance-based compensation expense of $2.4 million.

•	Increase in payroll expense of $0.5 million.

•	Increase in expenses related to potential acquisitions and developments of $2.0 million.

Depreciation expense increased $3.3 million, or 6.2%, for the six months ended June 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 caused an increase of $2.5 million.

•	Various building and tenant improvement expenditures caused an increase of $3.2 million.

•	Dispositions in 2015 caused a decrease of $1.8 million .

•	Assets becoming fully depreciated caused a decrease of $0.6 million.

Other income (expense)
In 2015, the Company recorded gains of approximately $41.5 million on the sale of three properties.

In 2015, the Company recorded an impairment charge of $3.3 million on a property that was reclassified to held for sale, due to management's decision to sell, to adjust the carrying value to fair value less estimated costs to sell which was subsequently sold.

Interest expense decreased $5.8 million for the six months ended June 30, 2016 compared to the prior year period. The components of interest expense are as follows:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Contractual interest	$28,718	$33,493	$(4,775)	(14.3)%
Net discount/premium accretion	(60)	454	(514)	(113.2)%
Deferred financing costs amortization	1,462	1,591	(129)	(8.1)%
Interest rate swap amortization	85	31	54	174.2%
Interest cost capitalization	(452)	(33)	(419)	1,269.7%
Total interest expense	$29,753	$35,536	$(5,783)	(16.3)%

Contractual interest expense decreased $4.8 million primarily due to the following activity:

•	The redemption of the unsecured senior notes due 2017 resulted in a decrease in interest expense of approximately $7.3 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.6 million.

•	The issuance of the unsecured senior notes due 2025 caused an increase in interest expense of approximately $3.0 million.

•	Borrowings under the Unsecured Credit Facility and the UnsecuredTerm Loan caused an increase in interest expense of approximately $0.1 million.

Loss on extinguishment of debt of approximately $28.0 million is associated with the 2015 redemption of the senior notes due 2017.

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

Discontinued Operations
Results from discontinued operations for the six months ended June 30, 2015 included income of $0.7 million primarily related to one property classified as held for sale at December 31, 2014 that was subsequently sold.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2016, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2016, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	564	$30.28	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
Total	564

Item 5. Other Information
On July 29, 2016, the Company entered into an amendment to the Unsecured Credit Facility. This amendment is described on page 9 above. The amendment is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference. The description of the material terms of the amendment is qualified in its entirety by reference to Exhibit 10.1.
On July 29, 2016, the Company also entered into an amendment to the Unsecured Term Loan. This amendment was for the purpose of conforming the financial covenants in the Unsecured Term Loan to those in the amendment to the Unsecured Credit Facility. The amendment did not impact the maturity date or cost of borrowing under the Unsecured Term Loan. The amendment to the Unsecured Term Loan is filed as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference. The description of the material terms of the amendment is qualified in its entirety by reference to Exhibit 10.2.

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

Exhibit 10.1
Third Amendment to Credit Agreement, dated as of July 29, 2016, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, and the other lenders that are party thereto. (filed herewith)

Exhibit 10.2
First Amendment to Term Loan Agreement, dated as of July 29, 2016, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, and the other lenders that are party thereto. (filed herewith)

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

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	August 3, 2016

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 10.1
Third Amendment to Credit Agreement, dated as of July 29, 2016, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, and the other lenders that are party thereto. (filed herewith)

Exhibit 10.2
First Amendment to Term Loan Agreement, dated as of July 29, 2016, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, and the other lenders that are party thereto. (filed herewith)

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