Form 10-Q
period 2016-09-30
HEALTHCARE REALTY TRUST INC
filed 2016-11-02
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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

As of October 28, 2016, the Registrant had 115,878,537 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Real estate properties:
Land	$206,647	$198,585
Buildings, improvements and lease intangibles	3,322,293	3,135,893
Personal property	10,124	9,954
Construction in progress	45,734	19,024
Land held for development	17,438	17,452
	3,602,236	3,380,908
Less accumulated depreciation and amortization	(835,276)	(761,926)
Total real estate properties, net	2,766,960	2,618,982
Cash and cash equivalents	12,649	4,102
Assets held for sale and discontinued operations, net	14,732	724
Other assets, net	197,380	186,416
Total assets	$2,991,721	$2,810,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,239,062	$1,424,992
Accounts payable and accrued liabilities	71,052	75,489
Liabilities of properties held for sale and discontinued operations	572	33
Other liabilities	46,441	66,963
Total liabilities	1,357,127	1,567,477
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 150,000 shares authorized; 115,878 and 101,517 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,160	1,015
Additional paid-in capital	2,916,816	2,461,376
Accumulated other comprehensive loss	(1,443)	(1,569)
Cumulative net income attributable to common stockholders	942,819	909,685
Cumulative dividends	(2,224,758)	(2,127,760)
Total stockholders' equity	1,634,594	1,242,747
Total liabilities and stockholders' equity	$2,991,721	$2,810,224

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2016 and 2015
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Rental income	$102,534	$95,383	$302,746	$285,867
Mortgage interest	—	29	—	91
Other operating	1,125	1,313	3,576	3,931
	103,659	96,725	306,322	289,889
EXPENSES
Property operating	37,504	35,247	109,173	103,437
General and administrative	8,724	6,258	27,098	19,709
Depreciation	29,273	26,571	85,494	79,511
Amortization	2,712	2,386	8,174	7,528
Bad debts, net of recoveries	(47)	(21)	(8)	(202)
	78,166	70,441	229,931	209,983
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	—	5,915	1	47,464
Interest expense	(13,759)	(15,113)	(43,512)	(50,649)
Loss on extinguishment of debt	—	—	—	(27,998)
Pension termination	—	—	(4)	(5,260)
Impairment of real estate assets	—	(310)	—	(3,638)
Impairment of internally-developed software	—	—	—	(654)
Interest and other income, net	123	72	301	311
	(13,636)	(9,436)	(43,214)	(40,424)
INCOME FROM CONTINUING OPERATIONS	11,857	16,848	33,177	39,482
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(23)	61	(50)	725
Gain on sales of real estate properties	—	10,571	7	10,571
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(23)	10,632	(43)	11,296
NET INCOME	$11,834	$27,480	$33,134	$50,778
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.10	$0.17	$0.31	$0.40
Discontinued operations	0.00	0.11	0.00	0.11
Net income	$0.10	$0.28	$0.31	$0.51
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.10	$0.17	$0.31	$0.40
Discontinued operations	0.00	0.10	0.00	0.11
Net income	$0.10	$0.27	$0.31	$0.51
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	114,152	99,337	106,552	98,994
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	115,052	99,997	107,366	99,694
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30	$0.90	$0.90
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$11,834	$27,480	$33,134	$50,778
Other comprehensive income (loss):
Defined benefit plans:
Reclassification adjustment for losses included in net income (Pension termination)	—	—	—	2,519
Forward starting interest rate swaps:
Unrecognized loss on cash flow hedges	—	—	—	(1,684)
Reclassification adjustment for losses included in net income (Interest expense)	42	42	126	73
Total other comprehensive income	42	42	126	908
COMPREHENSIVE INCOME	$11,876	$27,522	$33,260	$51,686

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$33,134	$50,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,145	90,000
Stock-based compensation	5,649	4,558
Straight-line rent receivable	(5,446)	(7,671)
Straight-line rent liability	(93)	583
Gain on sales of real estate assets	(8)	(58,092)
Loss on extinguishment of debt	—	27,998
Impairment of real estate assets	—	3,638
Pension termination	—	5,260
Impairment of internally-developed software	—	654
Provision for bad debts, net	(8)	(203)
Changes in operating assets and liabilities:
Other assets	(1,436)	(2,502)
Accounts payable and accrued liabilities	(3,889)	(2,285)
Other liabilities	(21,628)	594
Net cash provided by operating activities	102,420	113,310
INVESTING ACTIVITIES
Acquisitions of real estate	(162,702)	(70,043)
Development of real estate	(28,508)	(10,165)
Additional long-lived assets	(49,794)	(35,709)
Proceeds from sales of real estate	—	134,432
Proceeds from mortgages and notes receivable repayments	14	1,914
Net cash (used in) provided by investing activities	(240,990)	20,429
FINANCING ACTIVITIES
Net (repayments) borrowings on unsecured credit facility	(125,000)	57,000
Repayment on term loan	(50,000)	—
Borrowings of mortgage note payable	11,500	249,793
Repayments on notes and bonds payable	(36,786)	(49,632)
Redemption of notes and bonds payable	—	(333,222)
Dividends paid	(96,998)	(90,078)
Net proceeds from issuance of common stock	450,304	41,757
Common stock redemptions	(1,282)	(271)
Settlement of swaps	—	(1,684)
Debt issuance and assumption costs	(4,621)	(2,424)
Net cash provided by (used in) financing activities	147,117	(128,761)
Increase in cash and cash equivalents	8,547	4,978
Cash and cash equivalents, beginning of period	4,102	3,519
Cash and cash equivalents, end of period	$12,649	$8,497

Supplemental Cash Flow Information:
Interest paid	$43,879	$55,995
Invoices accrued for construction, tenant improvements and other capitalized costs	$10,014	$8,924
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$13,951	$19,431
Capitalized interest	$828	$113
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to the Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of September 30, 2016, the Company had investments of approximately $3.5 billion in 202 real estate properties located in 29 states totaling approximately 14.5 million square feet. The Company provided leasing and property management services to approximately 10.1 million square feet nationwide.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. All material intercompany transactions and balances have been eliminated in consolidation.

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

New Accounting Pronouncements
Accounting Standards Update No. 2014-09 and No. 2015-14
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," a comprehensive new revenue recognition standard that supersedes most existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under other standards.

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

Notes to Condensed Consolidated Financial Statements - Continued

Accounting Standards Update No. 2015-03
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard required debt issuance costs to be reported in the balance sheet as a direct reduction from the face amount of the note to which it is directly related. In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of
Debt Issuance Costs Associated with Line-of-Credit Arrangements," which allowed entities to defer and present debt issuance costs related to line-of-credit arrangements as assets regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard as of January 1, 2016. As a result of the adoption, all deferred financing costs, excluding costs related to the unsecured revolving credit facility, were reclassified to Notes and bonds payable. Unsecured revolving credit facility costs remain classified as an asset and will continue to be amortized over the remaining term.

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

Accounting Standards Update No. 2016-15
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows; Classification of Certain Cash Receipts and Cash Payments." This update clarifies whether the following items should be classified as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance and bank-owned life insurance policies, (vi) distributions from equity method investees, (vii) beneficial interest in securitization transactions and (viii) receipts and payments with aspects of more than one class of cash flows.

This standard is effective for the Company for annual and interim periods beginning on January 1, 2018 on a retrospective transition method to each period presented. The Company does not expect an impact to the Company's Condensed Consolidated Financial Statements resulting from the adoption of this standard.

Note 2. Real Estate Investments
2016 Acquisitions
First Quarter
In March 2016, the Company acquired a 69,712 square foot medical office building in Seattle, Washington for a purchase price of $38.3 million, including purchase price credits of $0.6 million and cash consideration of $37.7 million. In addition, the Company expensed $1.6 million of acquisition costs related to seller credits for loan prepayment, brokerage commission and excise taxes. The property is adjacent to UW Medicine's Northwest Hospital and Medical Center campus, a 281-bed general medical and surgical hospital. Upon acquisition, the building was 100% leased.

Second Quarter
In April 2016, the Company acquired a 46,637 square foot medical office building in Seattle, Washington for a purchase price of $21.6 million. The transaction included purchase price credits of $1.5 million, cash consideration of $18.8 million, and capital obligations of $1.3 million. The property is located on UW Medicine's Valley Medical Center campus, a 321-bed general medical and surgical hospital. Upon acquisition, the building was 100% leased. This transaction was accounted for as an asset acquisition as the property was seller occupied.

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

Third Quarter
In September 2016, the Company acquired an 87,462 square foot medical office building in Seattle, Washington for a purchase price of $53.1 million, including purchase price credits of $0.1 million and cash consideration of $53.0 million. The property is located on UW Medicine's Valley Medical Center campus, a 321-bed general medical and surgical hospital. Upon acquisition, the building was 100% leased.

Notes to Condensed Consolidated Financial Statements - Continued

Also in September 2016, the Company acquired a 103,783 square foot medical office building located in suburban Washington, D.C. for a purchase price of $45.2 million, including purchase price credits of $0.1 million and cash consideration of $45.1 million. The property is located on Inova Health System's Loudoun Hospital campus, a 183-bed acute care hospital. Upon acquisition, the building was 100% leased. A director of the Company serves as the President and Chief Executive Officer of the Inova Health System, a more than 1,700-bed hospital system. As part of this transaction, the Company assumed a ground lease and tenant leases with Loudoun Hospital Center, an affiliate of Inova Health System.

The following table details the Company's acquisitions for the nine months ended September 30, 2016:

(Dollars in millions)	Date Acquired	Purchase Price	Purchase Price Credits (1)	Mortgage Notes Payable Assumed (2)	Cash Consideration (3)	Real Estate	Other (4)	Square Footage
Real estate acquisitions
Washington	3/31/16	$38.3	$(0.6)	$—	$37.7	$37.7	$—	69,712
Washington	4/29/16	21.6	(2.8)	—	18.8	20.1	(1.3)	46,637
California	5/13/16	20.0	(0.3)	(13.2)	6.5	20.4	(0.7)	63,012
Washington	9/12/16	53.1	(0.1)	—	53.0	54.6	(1.6)	87,462
Washington, D.C.	9/26/16	45.2	(0.1)	—	45.1	43.7	1.4	103,783
		$178.2	$(3.9)	$(13.2)	$161.1	$176.5	$(2.2)	370,606
______

(1)	Includes tenant improvement and capital expenditure obligations as well as other assets acquired and liabilities assumed upon acquisition.

(2)	The mortgage note payable assumed in the acquisition does not reflect the fair value adjustments totaling $0.8 million recorded by the Company upon acquisition (included in Other).

(3)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(4)	Includes assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

Subsequent Acquisitions
On October 11, 2016, the Company acquired an 82,763 square foot medical office building and a 30,868 square foot medical office building in Baltimore, Maryland for a total purchase price of $36.3 million, including purchase price adjustments of $0.1 million and cash consideration of $36.4 million. The properties are located on University of Maryland's Upper Chesapeake Health Medical Center campus, a 181-bed acute care hospital. Upon acquisition, the buildings were 92% leased.

On October 17, 2016, the Company acquired a 29,753 square foot medical office building in Seattle, Washington for a purchase price and cash consideration of $9.8 million. The property is located on Providence Health's Swedish Edmonds campus, a 217-bed acute care hospital. Upon acquisition, the building was 96% leased.

Subsequent Dispositions
On October 14, 2016, the Company disposed of an on-campus, 70,908 square foot medical office building located in Kansas City, Kansas following the ground lessor's exercise of its purchase option. The Company's net investment in the building was $7.2 million. The sales price and cash proceeds were approximately $15.1 million. The Company expects to recognize a $7.6 million gain on the disposal, net of straight-line rent receivables and other assets. This property was classified as held for sale as of September 30, 2016.

On October 28, 2016, the Company disposed of an off-campus, 45,274 square foot medical office building located in Nashville, Tennessee, in which the Company had a net investment of approximately $6.3 million. The sales price of the building was approximately $8.8 million, including net proceeds of approximately $8.6 million and closing costs of approximately $0.2 million. The Company expects to recognize a $2.1 million gain on the disposition, net of straight-line rent receivables and other assets. The Company also repaid the related mortgage note payable bearing interest at a rate of 7.63% with outstanding principal of $0.1 million. This property was classified as held for sale as of September 30, 2016.

Notes to Condensed Consolidated Financial Statements - Continued

Assets Held for Sale
At September 30, 2016 and December 31, 2015, the Company had three and one properties, respectively, classified as held for sale. During the third quarter of 2016, the Company reclassified two properties to held for sale that are summarized below:

•
an on-campus, 70,908 square foot medical office building located in Kansas City, Kansas reclassified to held for sale in connection with the exercise of the ground lessor's purchase option. The property was sold in the fourth quarter and the Company expects to recognize a $7.6 million gain on the disposition; and

•
an off-campus, 45,274 square foot medical office building located in Nashville, Tennessee reclassified to held for sale in connection with management's decision to sell the property. The property was sold in the fourth quarter and the Company expects to recognize a $2.1 million gain on the disposition.

The table below reflects the assets and liabilities of the properties classified as held for sale and discontinued operations as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Balance Sheet data:
Land	$2,161	$422
Buildings, improvements and lease intangibles	27,198	1,350
Personal property	5	—
	29,364	1,772
Accumulated depreciation	(15,086)	(1,070)
Real estate assets held for sale, net	14,278	702
Other assets, net (including receivables)	454	22
Assets held for sale and discontinued operations, net	$14,732	$724

Notes and bonds payable	$114	$—
Accounts payable and accrued liabilities	298	28
Other liabilities	160	5
Liabilities of properties held for sale and discontinued operations	$572	$33

Discontinued Operations
The following table represents the results of operations of the properties included in discontinued operations on the Company's Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Statements of Income data:
Revenues
Rental income	$—	$62	$—	$752
	—	62	—	752
Expenses
Property operating	23	2	50	48
Bad debts, net of recoveries	—	(1)	—	(1)
	23	1	50	47
Other Income (Expense)
Interest and other income, net	—	—	—	20
	—	—	—	20
Discontinued Operations
Income (Loss) from discontinued operations	(23)	61	(50)	725
Gain on sales of real estate assets	—	10,571	7	10,571
Income (Loss) from Discontinued Operations	$(23)	$10,632	$(43)	$11,296

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		September 30, 2016	December 31, 2015	September 30, 2016
Unsecured Credit Facility	7/20	$81,000	$206,000	1.53%
Unsecured Term Loan Facility, net of issuance costs	2/19	149,432	199,257	1.72%
Senior Notes due 2021, net of discount and issuance costs	1/21	396,980	396,489	5.97%
Senior Notes due 2023, net of discount and issuance costs	4/23	247,196	246,897	3.95%
Senior Notes due 2025, net of discount and issuance costs	5/25	247,764	247,602	4.08%
Mortgage notes payable, net of discounts and issuance costs and including premiums	5/17-5/40	116,690	128,747	5.14%
		$1,239,062	$1,424,992
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
Third Quarter
With proceeds of the equity offering that the Company completed on July 5, 2016, the Company repaid $50.0 million on its unsecured term loan facility due 2019 (the "Unsecured Term Loan") leaving an outstanding balance of $150.0 million with a weighted average interest rate of approximately 1.6%.

On July 29, 2016, the Company entered into an amendment to its unsecured credit facility due 2017 (the "Unsecured Credit Facility") that extended the maturity date from April 2017 to July 2020, reduced the spread over LIBOR that the Company pays for borrowing, and revised financial covenants to provide the Company with increased flexibility. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.83% to 1.55% (currently at 1.00%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.13% to 0.30% (currently at 0.20%). In connection with the amendment, the Company paid upfront fees to the lenders and other costs of approximately $4.4 million, which will be amortized over the term of the Unsecured Credit Facility. As of September 30, 2016, the Company had an outstanding principal balance of $81.0 million under the Unsecured Credit Facility and had a remaining borrowing capacity of $619.0 million.

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

Notes to Condensed Consolidated Financial Statements - Continued

On September 1, 2016, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.01% with outstanding principal of $15.7 million. The mortgage note encumbered a 70,623 square foot medical office building located in the state of Washington.

Note 4. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
In addition to operational risks which arise in the normal course of business, the Company is exposed to economic risks such as interest rate, liquidity and credit risk. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's objective in using interest rate derivatives is to manage its exposure to interest rate movements on its variable rate debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount.

As of September 30, 2016, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income or loss (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 respectively, was as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amount of loss recognized in OCI on derivative (effective portion)	$—	$—	$—	$(1,684)
Amount of loss reclassified from accumulated OCI into Interest Expense (effective portion)	$(42)	$(42)	$(126)	$(73)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

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

Redevelopment Activity
The Company is in the process of redeveloping two medical office buildings in Tennessee, including a 70,000 square foot expansion. The Company spent approximately $45.8 million on the redevelopment of these properties through September 30, 2016, including the acquisition of a land parcel for $4.3 million on which the Company constructed a parking garage. The total redevelopment budget for these properties is $51.8 million. The garage and the core and shell of the expansion were completed in October 2016. The Company expects tenants to begin taking occupancy of the expansion space in the first quarter of 2017.

Development Activity
The Company is developing a 98,000 square foot medical office building in Colorado. The total development budget is $26.5 million, of which $7.4 million has been spent as of September 30, 2016. Construction is expected to be completed in the second quarter of 2017.

Completed Developments
The Company completed the redevelopment of a medical office building in Alabama, which included the construction of a parking garage. Construction of the garage was completed in the fourth quarter of 2015. The total redevelopment budget is $15.4 million, of which $14.8 million has been spent as of September 30, 2016. The remaining $0.6 million budgeted for the project is primarily related to a tenant improvement allowance that is expected to be funded in 2016.
The Company developed a 12,900 square foot retail center in Texas, which is adjacent to two of the Company's existing medical office buildings associated with Baylor Scott & White Health. Construction was completed on April 15, 2016. The total development budget is $5.6 million, of which $5.1 million has been spent as of September 30, 2016. These amounts include $1.5 million used by the Company to purchase land in 2006 and previously recorded as land held for development. The project is 100% leased and the remaining $0.5 million budgeted for the project is related to tenant build-out that is expected to be completed by the end of 2016.
The table below details the Company’s construction activity as of September 30, 2016. The information included in the table below represents management’s estimates and expectations at September 30, 2016, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			Balance at September 30, 2016
(Dollars in thousands)	Number of Properties	Estimated Completion Date	Construction in Progress Balance	Other Amounts Funded	Total Amount Funded	Estimated Remaining Fundings	Estimated Total Investment	Approximate Square Feet
Construction Activity
Nashville, TN	2	Q1 2017	$38,346	$7,429	$45,775	$6,025	$51,800	294,000
Denver, CO	1	Q2 2017	7,388	—	7,388	19,112	26,500	98,000
Total			$45,734	$7,429	$53,163	$25,137	$78,300	392,000

Note 6. Stockholders' Equity
The following table provides a reconciliation of total stockholders' equity for the nine months ended September 30, 2016:

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2015	$1,015	$2,461,376	$(1,569)	$909,685	$(2,127,760)	$1,242,747
Issuance of common stock	142	450,204	—	—	—	450,346
Common stock redemptions	—	(410)	—	—	—	(410)
Stock-based compensation	3	5,646	—	—	—	5,649
Net income	—	—	—	33,134	—	33,134
Reclassification of loss on forward starting interest rate swaps	—	—	126	—	—	126
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(96,998)	(96,998)
Balance at September 30, 2016	$1,160	$2,916,816	$(1,443)	$942,819	$(2,224,758)	$1,634,594

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	September 30, 2016	December 31, 2015
Balance, beginning of period	101,517,009	98,828,098
Issuance of common stock	14,054,146	2,493,171
Nonvested share-based awards, net of withheld shares	307,138	195,740
Balance, end of period	115,878,293	101,517,009

Notes to Condensed Consolidated Financial Statements - Continued

Equity Offering
On July 5, 2016, the Company issued 9,200,000 shares of common stock, par value $0.01 per share, at $33.13 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after offering expenses, were approximately $304.6 million. A portion of the proceeds were used to repay indebtedness and fund investment activity.

At-The-Market Equity Offering Program
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. A previous sales agreement with one investment bank was terminated effective February 17, 2016.

During the nine months ended September 30, 2016, the Company sold a total of 4,795,601 shares of common stock, including 664,298 shares of common stock under the previous sales agreement. The sales generated $144.6 million in net proceeds at prices ranging from $28.31 to $33.66 per share (weighted average of $30.61 per share). No shares were sold under this program during the third quarter of 2016.

The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of October 28, 2016.
Common Stock Dividends
During the nine months ended September 30, 2016, the Company declared and paid common stock dividends totaling $0.90 per share. On November 1, 2016, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on November 30, 2016 to stockholders of record on November 16, 2016.
Accumulated Other Comprehensive Loss
The following table represents the changes in balances of each component and the amounts reclassified out of accumulated other comprehensive loss related to the Company during the nine months ended September 30, 2016 and 2015:

	Forward-starting Interest Rate Swaps		Defined Benefit Pension Plan
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$(1,569)	$—	$—	$(2,519)
Other comprehensive loss before reclassifications	—	(1,684)	—	—
Amounts reclassified from accumulated other comprehensive loss arising from loss on defined benefit pension plan	—	—	—	2,519
Amounts reclassified from accumulated other comprehensive loss	126	73	—	—
Net accumulated other comprehensive income (loss)	126	(1,611)	—	2,519
Ending balance	$(1,443)	$(1,611)	$—	$—

Notes to Condensed Consolidated Financial Statements - Continued

Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	115,463,220	100,440,463	107,829,287	100,101,187
Nonvested shares	(1,311,074)	(1,103,379)	(1,277,453)	(1,107,585)
Weighted average Common Shares outstanding—Basic	114,152,146	99,337,084	106,551,834	98,993,602
Weighted average Common Shares outstanding—Basic	114,152,146	99,337,084	106,551,834	98,993,602
Dilutive effect of restricted stock	788,265	595,930	697,219	597,713
Dilutive effect of employee stock purchase plan	111,625	63,541	116,794	102,355
Weighted average Common Shares outstanding—Diluted	115,052,036	99,996,555	107,365,847	99,693,670
Net Income (Loss)
Income from continuing operations	$11,857	$16,848	$33,177	$39,482
Discontinued operations	(23)	10,632	(43)	11,296
Net income	$11,834	$27,480	$33,134	$50,778
Basic Earnings Per Common Share
Income from continuing operations	$0.10	$0.17	$0.31	$0.40
Discontinued operations	0.00	0.11	0.00	0.11
Net income	$0.10	$0.28	$0.31	$0.51
Diluted Earnings Per Common Share
Income from continuing operations	$0.10	$0.17	$0.31	$0.40
Discontinued operations	0.00	0.10	0.00	0.11
Net income	$0.10	$0.27	$0.31	$0.51

Incentive Plans
A summary of the activity under the stock-based incentive plans for the three and nine months ended September 30, 2016 and 2015 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based awards, beginning of period	1,311,169	1,103,379	1,092,262	1,057,732
Granted	—	520	321,580	112,789
Vested	(96)	(520)	(102,769)	(67,142)
Stock-based awards, end of period	1,311,073	1,103,379	1,311,073	1,103,379

During the nine months ended September 30, 2016 and 2015, the Company withheld 14,442 and 10,119 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

Notes to Condensed Consolidated Financial Statements - Continued

In addition to the stock-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and nine months ended September 30, 2016 and 2015 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Outstanding and exercisable, beginning of period	344,908	365,219	340,958	393,902
Granted	—	—	198,450	197,640
Exercised	(13,947)	(3,883)	(51,475)	(39,814)
Forfeited	(3,561)	(9,807)	(17,451)	(41,253)
Expired	—	—	(143,082)	(158,946)
Outstanding and exercisable, end of period	327,400	351,529	327,400	351,529

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
On May 6, 2016, the Company paid the total benefit obligation of $19.6 million, which reduced Other liabilities on the Company's Condensed Consolidated Balance Sheets.
The Company’s chairman and chief executive officer, Mr. David Emery, is the only named executive officer that was a participant under the plan. As a result of the termination of the plan, and included in the payment of the total benefit obligation, Mr. Emery received a lump sum amount equal to his accrued benefit under the plan of approximately $14.4 million in May 2016.
Net periodic benefit cost recorded related to the Company’s pension plan for the three and nine months ended September 30, 2016 and 2015 is detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$—	$—	$—	$29
Interest cost	—	—	—	225
Amortization of net loss	—	—	—	(198)
Amortization of prior service cost	—	—	—	343
Total recognized in net periodic benefit cost	$—	$—	$—	$399
Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

Cash and cash equivalents - The carrying amount approximates fair value.

Borrowings under the Unsecured Credit Facility and Unsecured Term Loan - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.

Senior unsecured notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

Mortgage notes payable - The fair value is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

Notes to Condensed Consolidated Financial Statements - Continued

The table below details the fair values and carrying values for notes and bonds payable at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,239.1	$1,283.9	$1,425.0	$1,439.0
______

(1)	Level 3 - Fair value derived from valuation techniques in which one or more significant inputs or significant value drivers is unobservable.

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

The purpose of this Management's Discussion and Analysis of FInancial Condition and Results of Operations ("MD&A") is to provide an understanding of the Company's consolidated financial condition, results of operations and cash flows by focusing on the changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Liquidity and Capital Resources

•	Trends and Matters Impacting Operating Results

•	Results of Operations

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, sponsors and borrowers, borrowings under the Company's Unsecured Credit Facility, proceeds from the sales of real estate properties and proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.3 billion at September 30, 2016, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2016 were approximately $241.0 million. Below is a summary of the significant investing activities.

•
The Company acquired five medical office buildings during the nine months ended September 30, 2016 for a total purchase price of $178.2 million, including cash consideration of $161.1 million, the assumption of mortgage notes payable of $13.2 million and purchase price adjustments totaling $3.9 million. Four of these properties are located on hospital campuses and one is adjacent (meaning 0.25 miles or less from the hospital campus) to a hospital campus.

•	The Company funded approximately $36.2 million at its development and redevelopment properties.

•	Other items funded during the nine months ended September 30, 2016 include the following:

◦	first generation tenant improvements and planned capital expenditures relating to properties acquired during the most recent two-year period totaling $11.3 million;

◦	second generation tenant improvements totaling $15.8 million; and

◦	capital expenditures totaling $12.8 million.

Subsequent Acquisitions
On October 11, 2016, the Company acquired an 82,763 square foot medical office building and a 30,868 square foot medical office building in Baltimore, Maryland for a total purchase price of $36.3 million, including purchase price adjustments of $0.1 million and cash consideration of $36.4 million. The properties are located on University of Maryland's Upper Chesapeake Health Medical Center campus, a 181-bed acute care hospital. Upon acquisition, the buildings were 92% leased.

On October 17, 2016, the Company acquired a 29,753 square foot medical office building in Seattle, Washington for a purchase price and cash consideration of $9.8 million. The property is located on Providence Health's Swedish Edmonds campus, a 217-bed acute care hospital. Upon acquisition, the building was 96% leased.

Subsequent Dispositions
On October 14, 2016, the Company disposed of an on-campus, 70,908 square foot medical office building located in Kansas City, Kansas following the ground lessor's exercise of its purchase option. The Company's net investment in the building was $7.2 million. The sales price and cash proceeds were approximately $15.1 million. The Company expects to recognize a $7.6 million gain on the disposal, net of straight-line rent receivables and other assets. This property was classified as held for sale as of September 30, 2016.

On October 28, 2016, the Company disposed of an off-campus, 45,274 square foot medical office building located in Nashville, Tennessee, in which the Company had a net investment of approximately $6.3 million. The sales price of the building was approximately $8.8 million, including net proceeds of approximately $8.6 million and closing costs of approximately $0.2 million. The Company expects to recognize a $2.1 million gain on the disposition, net of straight-line rent receivables and other assets. The Company also repaid the related mortgage note payable bearing interest at a rate of 7.63% with outstanding principal of $0.1 million. This property was classified as held for sale as of September 30, 2016.

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2016 were approximately $147.1 million. Inflows from accessing the debt and equity markets totaled $461.8 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $314.7 million primarily associated with dividends paid to common stockholders and repayments of indebtedness. See Notes 3, 4 and 6 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

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

With a portion of the proceeds from the equity offering that the Company completed on July 5, 2016, the Company repaid $50.0 million on its Unsecured Term Loan leaving an outstanding balance of $150.0 million with a weighted average interest rate of approximately 1.6%.

On July 29, 2016, the Company entered into an amendment to its Unsecured Credit Facility that extended the maturity date from April 2017 to July 2020, reduced the spread over LIBOR that the Company pays for borrowing, and revised financial covenants to provide the Company with increased flexibility. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.83% to 1.55% (currently at 1.00%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.13% to 0.30% (currently at 0.20%). In connection with the amendment, the Company paid upfront fees to the lenders and other costs of approximately $4.4 million which will be amortized over the term of the Unsecured Credit Facility. During the third quarter of 2016, the Company had a daily average of $17.7 million outstanding on the Unsecured Credit Facility. As of September 30, 2016, the Company had $81.0 million in borrowings outstanding under the Unsecured Credit Facility and had a remaining borrowing capacity of $619.0 million.

On July 29, 2016, the Company also entered into an amendment to the Unsecured Term Loan. This amendment was for the purpose of conforming the financial covenants in the Unsecured Term Loan to those in the amendment to the Unsecured Credit Facility. The amendment did not impact the maturity date or cost of borrowing under the Unsecured Term Loan.
On September 1, 2016, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.01% with outstanding principal of $15.7 million. The mortgage note encumbered a 70,623 square foot medical office building located in the state of Washington.

Common Stock Issuances
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. A previous sales agreement with one investment bank was terminated effective February 17, 2016. During the nine months ended September 30, 2016, the Company sold a total of 4,795,601 shares of common stock, including 664,298 shares of common stock under the previous sales agreement. The sales generated $144.6 million in net proceeds at prices ranging from $28.31 to $33.66 per share (weighted average of $30.61 per share). No shares were sold under this program during the third quarter of 2016. The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of October 28, 2016.

On July 5, 2016, the Company issued 9,200,000 shares of common stock, par value $0.01 per share, at $33.13 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after offering expenses, were approximately $304.6 million. A portion of the proceeds were used to repay indebtedness and fund investment activity.

Operating Activities
Cash flows provided by operating activities decreased from $113.3 million for the nine months ended September 30, 2015 to $102.4 million for the nine months ended September 30, 2016. This decrease includes the $19.6 million payment of the pension benefit obligation in connection with the termination of the Executive Retirement Plan. See Note 7 to the Condensed Consolidated Financial Statements for more information. Other items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
The Company may, from time to time, sell additional properties and redeploy cash from property sales and mortgage repayments into new investments. To the extent revenues related to the properties being sold and the mortgages being repaid exceed income from these new investments, the Company's results of operations and cash flows could be adversely affected.

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

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 447 leases totaling 1.4 million square feet in the Company's multi-tenant portfolio that have expired or will expire during 2016. Approximately 90% of the leases expiring in 2016 are located in buildings on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first nine months of the year has been within this range.

Two single-tenant net leases expired during the nine months ended September 30, 2016. One tenant entered into a new 11-year lease agreement. The other lease was not renewed, but a new tenant signed a 20-year lease. The Company expects these new lease agreements to result in a decrease in rental income of approximately $0.5 million in 2016, of which $0.1 million was realized in the second quarter of 2016, $0.2 million was realized in the third quarter of 2016 and $0.2 million is expected to be realized in the fourth quarter of 2016. The Company does not have any other single-tenant net leases that expire by their terms in 2016.

The Company received notice in October 2016 from LifeCare Management Services that it plans to close a 78,731 square foot, long term acute care hospital in Pittsburgh, Pennsylvania that it leases from the Company. The closure is expected to be completed in the fourth quarter of 2016. The single tenant net lease for the facility is scheduled to expire in June 2022, though the Company does not expect to collect rent after October 1, 2016. Assuming no future rental income from the property, the Company expects a quarterly decrease in rental income beginning in the fourth quarter of 2016 of $0.5 million. The Company is working to sell or lease the property to another health care provider.
Property Operating Agreement Expirations
Five of the Company’s owned real estate properties as of December 31, 2015 were covered under property operating agreements between the Company and a sponsoring health system. These agreements contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. Of these five agreements, one agreement expired in April 2016, and two more agreements expired on September 30, 2016. As a result of these 2016 expirations, quarterly property lease guaranty revenue was reduced $0.1 million beginning in April 2016 and a total of $0.6 million beginning in October 2016. The remaining two agreements will expire in January 2017 and February 2019, respectively, and each is expected to decrease property lease guaranty revenue by $0.2 million per quarter thereafter.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2016, leases for 85% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 54% allowing recovery of all expenses.

Purchase Options
In July 2016, the Company received notice from the ground lessor of a medical office building in Kansas City, Kansas of its intent to purchase the property pursuant to a purchase option contained in the ground lease. This property was sold in October 2016. The Company's net investment in the building was $7.2 million at September 30, 2016. The sales price for the building was approximately $15.1 million and the Company expects to recognize a $7.6 million gain on the disposal, net of straight-line rent receivables and other assets.

Additional information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	Gross Real Estate Investment as of September 30, 2016
Year Exercisable	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current	$128,608	$—	$128,608
Remainder of 2016	—	—	—
2017	—	48,965	48,965
2018	—	—	—
2019	41,521	—	41,521
2020	—	—	—
2021	16,578	14,984	31,562
2022	19,356	—	19,356
2023	—	—	—
2024	16,012	—	16,012
2025	18,883	221,929	240,812
2026 and thereafter	92,216	—	92,216
Total	$333,174	$285,878	$619,052
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

FFO for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was primarily impacted by the various acquisitions and dispositions during the period, the effects of capital market transactions and the results of operations of the portfolio from period to period. FFO for the nine months ended September 30, 2015 was negatively impacted by $28.0 million, or $0.28 per common share, as a result of the extinguishment of debt and $5.3 million, or $0.05 per common share, as a result of the termination of the Executive Retirement Plan.

The table below reconciles net income to FFO for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Net Income	$11,834	$27,480	$33,134	$50,778
Gain on sales of properties	—	(16,486)	(8)	(58,035)
Impairments of real estate assets	—	310	—	3,638
Real estate depreciation and amortization	32,557	29,317	95,074	88,076
Total adjustments	32,557	13,141	95,066	33,679
Funds from Operations	$44,391	$40,621	$128,200	$84,457
Funds from Operations per Common Share—Basic	$0.39	$0.41	$1.20	$0.85
Funds from Operations per Common Share—Diluted	$0.39	$0.41	$1.19	$0.85
Weighted Average Common Shares Outstanding—Basic	114,152	99,337	106,552	98,994
Weighted Average Common Shares Outstanding—Diluted	115,052	99,997	107,366	98,694

Same Store Net Operating Income
Net operating income ("NOI") and same store NOI are non-GAAP historical financial measures of performance. Management considers same store NOI a supplemental performance measure because it allows investors, analysts and Company management to measure unlevered property-level operating results. The Company defines NOI as operating revenues (property operating revenue, single-tenant net lease revenue, and property lease guaranty revenue) less property operating expenses related specifically to the property portfolio. NOI excludes straight-line rent, general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. Same store NOI is historical and not necessarily indicative of future results.

The following table reflects the Company's same store NOI for the three months ended September 30, 2016 and 2015.

			Same Store NOI for the
			Three Months Ended September 30,
(Dollars in thousands)	Number of Properties	Gross Investment at September 30, 2016	2016	2015
Multi-tenant Properties	136	$2,300,520	$42,572	$39,577
Single-tenant Net Lease Properties	34	677,171	16,014	16,032
Total	170	$2,977,691	$58,586	$55,609

Properties included in the same store analysis are stabilized properties that have been included in operations and were consistently reported as leased and stabilized properties for the duration of the year-over-year comparison period presented. Accordingly, properties that were recently acquired or disposed of, properties classified as held for sale, and properties in stabilization or conversion from stabilization are excluded from the same store analysis. In addition, the Company excludes properties that meet any of the following Company-defined criteria to be included in the reposition property group:

•	Properties having less than 60% occupancy that is expected to last at least two quarters;

•	Properties that experience a loss of occupancy over 30% in a single quarter;

•	Properties with negative net operating income that is expected to last at least two quarters; or

•	Condemnation.

Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Development properties will be included in the same store pool eight full quarters after substantial completion. Any property included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive net operating income and has remained at that level for eight full quarters.

The following tables reconcile net income to same store NOI and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015
Net income	$11,834	$27,480
Loss (income) from discontinued operations	23	(10,632)
Income from continuing operations	11,857	16,848
General and administrative	8,724	6,258
Depreciation	29,273	26,571
Amortization	2,712	2,386
Bad debts, net of recoveries	(47)	(21)
Gain on sales of real estate properties	—	(5,915)
Interest expense	13,759	15,113
Impairment of real estate assets	—	310
Interest and other income, net	(123)	(72)
Mortgage interest	—	(29)
Straight-line rent (component of Rental income)	(1,223)	(2,309)
Other operating (a)	(308)	(314)
NOI	64,624	58,826
NOI not included in same store	(6,038)	(3,217)
Same store NOI	$58,586	$55,609

(a) Other operating income reconciliation
Other operating	$1,125	$1,313
Less: Rental lease guaranty income	(817)	(999)
	$308	$314

Reconciliation of Same Store Property Count:

Property Count as of September 30, 2016
Same Store Properties	170
Acquisitions	15
Development Conversion	1
Reposition	16
Total Owned Real Estate Properties	202

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The Company’s results of operations for the three months ended September 30, 2016 compared to the same period in 2015 were significantly impacted by acquisitions, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Rental income increased $7.2 million, or 7.5%, to approximately $102.5 million for the three months ended September 30, 2016 compared to $95.4 million in the prior year period and is comprised of the following:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Property operating	$85,264	$76,960	$8,304	10.8%
Single-tenant net lease	16,047	16,114	(67)	(0.4)%
Straight-line rent	1,223	2,309	(1,086)	(47.0)%
Total rental income	$102,534	$95,383	$7,151	7.5%

Property operating income increased $8.3 million, or 10.8%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 contributed $4.8 million.

•	Leasing activity including contractual rent increases contributed $4.2 million.

•	Dispositions in 2015 caused a decrease of $0.7 million

Single-tenant net lease revenue decreased $0.1 million, or 0.4%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2015 caused a decrease of $0.1 million.

•
Reduction in lease revenue of $0.2 million upon expiration and execution of new leases (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends and Matters Impacting Operating Results" for additional information).

•	Contractual rent increases contributed $0.2 million.

Straight-line rent decreased $1.1 million, or 47.0%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $1.3 million.

•	Acquisitions in 2015 and 2016 caused an increase of $0.2 million.

Expenses
Property operating expenses increased $2.3 million, or 6.4%, for the three months ended September 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 caused an increase of $1.9 million.

•	Increases in portfolio property tax of approximately $0.7 million and compensation-related expenses of approximately $0.3 million.

•	Dispositions in 2015 caused a decrease of $0.6 million.

General and administrative expenses increased approximately $2.5 million, or 39.4%, for the three months ended September 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Increase in performance-based compensation expense of $1.5 million.

•	Increase in payroll compensation of $0.2 million.

•	Increase in expenses related to actual and potential acquisitions and developments of $0.5 million.

•	Increase in professional fees and other administrative costs of $0.3 million.

Depreciation expense increased $2.7 million, or 10.2%, for the three months ended September 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 caused an increase of $1.6 million.

•	Various building and tenant improvement expenditures caused an increase of $1.8 million.

•	Dispositions in 2015 caused a decrease of $0.4 million.

•	Assets that became fully depreciated resulted in a decrease of $0.3 million.

Other income (expense)
In 2015, the Company recorded gains of approximately $5.9 million on the sale of two properties and an impairment charge of approximately $0.3 million on the sale of one property. There were no such transactions in 2016.
Interest expense decreased $1.4 million for the three months ended September 30, 2016 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Contractual interest	$13,379	$14,445	$(1,066)	(7.4)%
Net discount/premium accretion	(33)	(28)	(5)	17.9%
Deferred financing costs amortization	748	734	14	1.9%
Interest rate swap amortization	42	42	—	—%
Interest cost capitalization	(377)	(80)	(297)	371.3%
Total interest expense	$13,759	$15,113	$(1,354)	(9.0)%

Contractual interest expense decreased $1.1 million primarily due to the following activity:

•
The Company repaid the outstanding balance on the Unsecured Credit Facility on July 5, 2016, resulting in a decrease in interest expense of approximately $0.7 million. The Company borrowings on the Unsecured Credit Facility during the quarter averaged $17.7 million outstanding.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.2 million.

•	The Company repaid $50.0 million on the outstanding balance of the Unsecured Term Loan, resulting in a decrease in interest expense of approximately $0.2 million.

Discontinued Operations
Results from discontinued operations for the three months ended September 30, 2015 included a gain on sale of $10.6 million related to one property classified as held for sale at December 31, 2014 that was subsequently sold.

Results of Operations
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The Company’s results of operations for the nine months ended September 30, 2016 compared to the same period in 2015 were significantly impacted by acquisitions, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Rental income increased $16.9 million, or 5.9%, to approximately $302.7 million for the nine months ended September 30, 2016 compared to $285.9 million in the prior year period and is comprised of the following:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Property operating	$249,049	$227,084	$21,965	9.7%
Single-tenant net lease	48,251	51,167	(2,916)	(5.7)%
Straight-line rent	5,446	7,616	(2,170)	(28.5)%
Total rental income	$302,746	$285,867	$16,879	5.9%

Property operating income increased $22.0 million, or 9.7%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 contributed $13.0 million.

•	Leasing activity including contractual rent increases contributed $11.2 million.

•	Dispositions in 2015 caused a decrease of $2.2 million.

Single-tenant net lease revenue decreased $2.9 million, or 5.7%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2015 caused a decrease of $3.2 million.

•
Reduction in lease revenue of $0.3 million upon expiration and execution of new leases (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends and Matters Impacting Operating Results" for additional information).

•	Leasing activity including contractual rent increases contributed $0.6 million.

Straight-line rent decreased $2.2 million, or 28.5%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $2.7 million.

•	Dispositions in 2015 caused a decrease of $0.3 million.

•	Acquisitions in 2015 and 2016 caused an increase of $0.8 million.

Expenses
Property operating expenses increased $5.7 million, or 5.5%, for the nine months ended September 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 caused an increase of $5.3 million.

•	Increase of $3.3 million from the following operating expense categories:

◦	portfolio property tax of approximately $1.8 million;

◦	leasing commission amortization of $0.5 million;

◦	compensation-related expenses of approximately $0.5 million;

◦	administrative and legal cost of $0.3 million; and

◦	portfolio maintenance repair expense of approximately $0.2 million.

•	Decrease in portfolio utilities of approximately $0.9 million.

•	Dispositions in 2015 caused a decrease of $2.0 million.

General and administrative expenses increased approximately $7.4 million, or 37.5%, for the nine months ended September 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Increase in performance-based compensation expense of $3.9 million.

•	Increase in payroll expense of $0.7 million.

•	Increase in expenses related to actual and potential acquisitions and developments of $2.4 million.

•	Other net increases, including telecommunication expense of $0.4 million.

Depreciation expense increased $6.0 million, or 7.5%, for the nine months ended September 30, 2016 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 caused an increase of $4.1 million.

•	Various building and tenant improvement expenditures caused an increase of $4.8 million.

•	Dispositions in 2015 caused a decrease of $2.2 million.

•	Assets that became fully depreciated resulted in a decrease of $0.7 million.

Other income (expense)
In 2015, the Company recorded gains of approximately $47.5 million on the sale of five properties and an impairment charge of approximately $0.3 million on the sale of one property. There were no such transactions in 2016.

In 2015, the Company recorded an impairment charge of $3.3 million on a property that was reclassified to held for sale, due to management's decision to sell, to adjust the carrying value to fair value less estimated costs to sell which was subsequently sold.

Interest expense decreased $7.1 million for the nine months ended September 30, 2016 compared to the prior year period. The components of interest expense are as follows:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Contractual interest	$42,097	$47,938	$(5,841)	(12.2)%
Net discount/premium accretion	(93)	426	(519)	(121.8)%
Deferred financing costs amortization	2,210	2,325	(115)	(4.9)%
Interest rate swap amortization	126	73	53	72.6%
Interest cost capitalization	(828)	(113)	(715)	632.7%
Total interest expense	$43,512	$50,649	$(7,137)	(14.1)%

Contractual interest expense decreased $5.8 million primarily due to the following activity:

•	The redemption of the Unsecured Senior Notes due 2017 completed in May 2015 resulted in a decrease in interest expense of approximately $7.2 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.9 million.

•	The issuance of the Unsecured Senior Notes due 2025 in April 2015 caused an increase in interest expense of approximately $3.0 million.

•	Reduced borrowings under the Unsecured Credit Facility and the Unsecured Term Loan resulted in a decrease in interest expense of approximately $0.7 million.

Loss on extinguishment of debt of approximately $28.0 million is associated with the 2015 redemption of the Unsecured Senior Notes due 2017.

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

Discontinued Operations
Results from discontinued operations for the nine months ended September 30, 2015 included income of $11.3 million primarily related to the gain on sale of one property classified as held for sale at December 31, 2014 that was subsequently sold.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes and other notes receivable. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2016, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Exhibit 10.1
Third Amendment to Credit Agreement, dated as of July 29, 2016, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, and the other lenders that are party thereto. (7)

Exhibit 10.2
First Amendment to Term Loan Agreement, dated as of July 29, 2016, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, and the other lenders that are party thereto. (7)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (filed herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
________________

(1)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2016 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	November 2, 2016

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 10.1
Third Amendment to Credit Agreement, dated as of July 29, 2016, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, and the other lenders that are party thereto. (7)

Exhibit 10.2
First Amendment to Term Loan Agreement, dated as of July 29, 2016, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, and the other lenders that are party thereto. (7)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (filed herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
________________

(1)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2016 and hereby incorporated by reference.