Form 10-K
period 2016-12-31
HEALTHCARE REALTY TRUST INC
filed 2017-02-15
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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
Yes  ☐    No  ☒
The aggregate market value of the shares of common stock of the Registrant (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2016) held by non-affiliates on June 30, 2016 was $3,650,133,357.
As of January 27, 2017, there were 116,440,289 shares of the Registrant’s common stock outstanding.
________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2017 are incorporated by reference into Part III of this Report.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2016

PART I

Item 1. Business
Overview
Healthcare Realty Trust Incorporated (“Healthcare Realty” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company was incorporated in Maryland in 1992 and listed on the New York Stock Exchange in 1993.
The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to taxable income distributed to its stockholders. See “Risk Factors” in Item 1A for a discussion of risks associated with qualifying as a REIT.
Real Estate Properties
The Company had gross investments of approximately $3.6 billion in 202 real estate properties, construction in progress, land held for development and corporate property at December 31, 2016. The Company provided property management services for 146 healthcare-related properties nationwide, totaling approximately 10.3 million square feet as of December 31, 2016. The Company’s real estate property investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements. The following table details the Company's owned properties by facility type as of December 31, 2016:

	Number of Properties	Gross Investment	Square Feet	Percentage of Square Feet	Occupancy (1)
(Dollars and square feet in thousands)					December 31, 2016	December 31, 2015
Medical office/outpatient	182	$3,165,868	13,245	90.8%	87.4%	86.7%
Inpatient	10	344,051	818	5.6%	100.0%	100.0%
Other	10	80,941	518	3.6%	83.1%	85.9%
Sub-Total	202	$3,590,860	14,581	100.0%	87.9%	87.6%
Construction in progress	—	11,655
Land held for development	—	20,123
Corporate property	—	5,583
Total	202	$3,628,221
______

(1)
The occupancy columns represent the percentage of total rentable square feet leased (including month-to-month and holdover leases), excluding properties classified as held for sale (two properties as of December 31, 2016 and one property as of December 31, 2015). Properties under property operating or single-tenant net lease agreements are included at 100% occupancy. Upon expiration of these agreements, occupancy reflects underlying tenant leases in the building.

Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2016, the Company did not have any tenants that accounted for 10% or more of the Company’s consolidated revenues, including revenues from discontinued operations. The largest revenue concentration is with Baylor Scott & White Health and its affiliates which accounted for 9.8% of the Company's consolidated revenues. These arrangements are spread over 166 leases and 20 buildings. The next largest concentration is with Mercy (St. Louis) at 4.4%.

Expiring Leases
As of December 31, 2016, the weighted average remaining years to maturity pursuant to the Company’s leases were approximately 4.4 years, with expirations through 2036. The table below details the Company’s lease maturities as of December 31, 2016, excluding two properties classified as held for sale.

Expiration Year	Number of Leases	Square Feet	Percentage of Square Feet
2017 (1)	604	2,325,443	18.2%
2018	387	1,400,606	11.0%
2019	463	2,344,770	18.3%
2020	289	1,374,086	10.7%
2021	278	1,089,943	8.5%
2022	107	727,731	5.7%
2023	128	738,186	5.8%
2024	105	663,874	5.2%
2025	60	552,119	4.3%
2026	55	198,128	1.6%
Thereafter	60	1,373,607	10.7%
______

(1)	Includes 50 leases totaling 186,441 square feet that expired prior to December 31, 2016 and are currently on month-to-month terms.

See Trends and Matters Impacting Operating Results as part of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company's leases and leasing efforts.
Liquidity
The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company expects to meet its liquidity needs through cash on hand, cash flows from operations, property dispositions, equity and debt issuances in the public or private markets and borrowings under commercial credit facilities.
Business Strategy
The Company owns and operates healthcare properties that facilitate the delivery of care in primarily outpatient settings. To execute its strategy, the Company engages in a broad spectrum of integrated services including leasing, management, acquisition, financing, development and redevelopment of such properties. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities located on or near the campuses of large, acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in diverse geographic locations with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer and diagnostic centers.
2016 Investment Activity
The Company acquired 10 medical office buildings during 2016 for a total purchase price of $241.9 million, including the assumption of mortgage notes payable of $13.2 million. The weighted average capitalization rate for the 10 medical office buildings was 5.6%. The Company calculates the capitalization rate for an acquisition as the forecasted first year net operating income divided by the purchase price plus acquisition costs and expected capital additions.
The Company disposed of six properties during 2016 for a total sales price of $94.7 million, including $68.0 million for three inpatient rehabilitation facilities. The weighted average capitalization rate for these properties was 8.2%.

In 2016, the Company funded $45.3 million toward development and redevelopment of properties, with two projects underway at December 31, 2016. The Company received a certificate of occupancy for one redevelopment project during the fourth quarter of 2016. This project added 49,089 square feet to one of the Company's existing medical office buildings. Funding of tenant improvements for this project will continue through the first half of 2017 as tenants take occupancy.

See the Company's discussion regarding the 2016 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements and development activity in Note 15 to the Consolidated Financial Statements. Also, please refer to the Company's discussion in Trends and Matters Impacting Operating Results as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Government Regulation
The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation at the federal, state and local levels, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act") and laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Law, False Claims Act and Health Insurance Portability and Accountability Act of 1996. These laws and regulations establish, among other things, requirements for state licensure and criteria for medical tenants to participate in government-sponsored reimbursement programs, such as the Medicare and Medicaid programs. The Company's leases generally require the tenant to comply with all applicable laws relating to the tenant's use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs could have a material adverse effect on the tenant's ability to make lease payments to the Company.
The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. Government healthcare spending has increased over time; however, changes from year to year in reimbursement methodology, rates and other regulatory requirements have resulted in a challenging operating environment for healthcare providers. Substantial changes to the Medicare and Medicaid programs may cause the profitability of providing care to Medicare and Medicaid patients to decline, which could adversely affect tenants' ability to make lease payments to the Company.
The Affordable Care Act was intended to provide for comprehensive reform of the United States' healthcare system and extend health insurance benefits to the uninsured population, with the potential to alleviate high uncompensated care expense to healthcare providers. However, the law also increased regulatory scrutiny of providers and insurers by federal and state administrative authorities; lowered annual increases in Medicare payment rates; and implemented cost-saving measures and shared risk-and-reward payment models to promote value and savings, rather than payment for volume of services. These initiatives may slow the growth of healthcare spending over time, but also require providers to expand access and quality of care, presenting the industry and its individual participants with uncertainty and greater financial risk.
The Affordable Care Act continues to be the subject of legal and legislative challenges, including its potential repeal in 2017 by the Republican-led Congress and President Trump’s administration. The repeal of the law, in whole or in part, along with potential health reform replacement legislation, could affect the market for individual health insurance and, indirectly, the economic performance of some or all of the Company's tenants and borrowers. The Company cannot predict the degree to which any changes may affect indirectly the economic performance of the Company, positively or negatively.
Section 603 of the Bipartisan Budget Act of 2015 lowered Medicare rates effective January 1, 2017 for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician-office settings for those facilities not grandfathered-in under the current Medicare rates as of the law’s date of enactment, November 2, 2015. This legislation reflects the movement by the Center for Medicare and Medicaid Services toward reimbursement “site-neutrality,” or equalizing Medicare rates across different facility-type settings. While these changes are expected to lower overall Medicare spending, the Company’s medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, the Company cannot predict the amount of benefit from these measures or if other federal health policy or regulation will ultimately require cuts to reimbursement rates for services provided in other facility-type settings. The Company cannot predict the degree to which these changes, or changes to federal healthcare programs in general, may affect the economic performance of some or all of the Company's tenants, positively or negatively.

Legislative Developments
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation recently enacted or in the process of implementation include:

•
the repeal of the Affordable Care Act and related actions concerning the expansion of Medicaid benefits and the implementation of health insurance exchanges, whether run by the state or by the federal government, whereby individuals and small businesses purchase health insurance, including government-funded plans, many assisted by federal subsidies that are subject to ongoing legal and legislative challenges;

•
quality control, cost containment, and payment system reforms for Medicaid and Medicare, such as expansion of pay-for-performance criteria, bundled provider payments, accountable care organizations, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•
implementation of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which, if not amended in future legislation, will eventually replace the traditional fee-for-service payment model for physicians with a new value-based payment initiative in which physicians can participate in one of two reimbursement tracks - a merit-based incentive payment system or an advanced alternative payment model; in its final rule for 2017 physician Medicare reimbursement rates, the Center for Medicare and Medicaid Services exempted approximately one-third of physician practices from MACRA compliance in 2017;

•
equalization of Medicare payment rates across different facility-type settings; Section 603 of the Bipartisan Budget Act of 2015 lowered Medicare payment rates, effective January 1, 2017 for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician-office settings for those facilities not grandfathered under the current Medicare rates as of the law’s date of enactment, November 2, 2015;

•	the continued adoption by providers of federal standards for the meaningful-use of electronic health records;

•	anti-trust scrutiny of health insurance company mergers; and

•
consideration of significant cost-saving overhauls of Medicare and Medicaid, including capped federal Medicaid payments to states, premium-support models to provide for a fixed amount of Medicare benefits per enrollee, and an increase in the eligibility age for Medicare.

The Company cannot predict whether any proposals will be fully implemented, adopted, repealed, or amended, or what effect, whether positive or negative, such proposals might have on the Company's business.
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
Operations of the properties owned, developed or managed by the Company are and will continue to be subject to numerous federal, state, and local environmental laws, ordinances and regulations, including those relating to the following: the generation, segregation, handling, packaging and disposal of medical wastes; air quality requirements related to operations of generators, incineration devices, or sterilization equipment; facility siting and construction; disposal of non-medical wastes and ash from incinerators; and underground storage tanks. Certain properties owned, developed or managed by the Company contain, and others may contain or at one time may have contained, underground storage tanks that are or were used to store waste oils, petroleum products or other hazardous substances. Such underground storage tanks can be the source of releases of hazardous or toxic materials. Operations of nuclear medicine departments at some properties also involve the use and handling, and subsequent disposal of, radioactive isotopes and similar materials, activities which are closely regulated by the Nuclear Regulatory Commission and state regulatory agencies. In addition, several of the Company's properties were built during the period that asbestos was commonly used in building construction and other such facilities may be acquired by the Company in the future. The presence of such materials could result in significant costs in the event that any asbestos-containing materials requiring immediate removal and/or encapsulation are located in or on any facilities or in the event of any future renovation activities.
The Company has had environmental site assessments conducted on substantially all of the properties that it currently owns. These site assessments are limited in scope and provide only an evaluation of potential environmental conditions associated with the property, not compliance assessments of ongoing operations. While it is the Company’s policy to seek indemnification from tenants relating to environmental liabilities or conditions, even where leases do contain such provisions, there can be no assurance that the tenant will be able to fulfill its indemnification obligations. In addition, the terms of the Company’s leases or financial support agreements do not give the Company control over the operational activities of its tenants or healthcare operators, nor will the Company monitor the tenants or healthcare operators with respect to environmental matters.
Insurance
The Company carries comprehensive liability insurance and property insurance covering its owned and managed properties, including those held under long-term ground leases. In addition, tenants under long-term single-tenant net leases are required to carry property insurance covering the Company’s interest in the buildings.
Employees
At December 31, 2016, the Company employed 261 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
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
The Company's expected results may not be achieved, and actual results may differ materially from expectations. This may be the result of various factors, including, but not limited to: changes in the economy; the availability and cost of capital at favorable rates; increases in property taxes, changes to facility-related healthcare regulations; changes in interest rates; competition for quality assets; negative developments in the operating results or financial condition of the Company's tenants, including, but not limited to, their ability to pay rent and repay loans; the Company's ability to reposition or sell facilities with profitable results; the Company's ability to re-lease space at similar rates as vacancies occur; the Company's ability to timely reinvest proceeds from the sale of assets at similar yields; government regulations affecting tenants' Medicare and Medicaid reimbursement rates and operational requirements; unanticipated difficulties and/or expenditures relating to future acquisitions and developments; changes in rules or practices governing the Company's financial reporting; and other legal and operational matters.
The Company’s revenues depend on the ability of its tenants under its leases to generate sufficient income from their operations to make rent, loan and lease guaranty payments to the Company.
The Company’s revenues are subject to the financial strength of its tenants and associated health systems. The Company has no operational control over the business of these tenants and associated health systems who face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints. Any slowdown in the economy, decline in the availability of financing from the capital markets, and changes in healthcare regulations may adversely affect the businesses of the Company’s tenants to varying degrees. Such conditions may further impact such tenants’ abilities to meet their obligations to the Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants. In turn, these conditions could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income attributable to common stockholders and equity, and reduce cash flows from operations.
The Company may decide or may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sales at rates of return equal to the return received on the properties sold. Uncertain market conditions could result in the Company selling properties at unfavorable rates or at losses in the future.
The Company had approximately $173.7 million, or 4.8% of the Company’s real estate property investments, that were subject to purchase options held by lessees that were exercisable as of December 31, 2016 or could become exercisable in 2017. Other properties have purchase options that will become exercisable in future periods. Properties with options exercisable in 2017 produced aggregate net operating income (operating revenues, such as property operating revenue, single-tenant net lease revenue, and property lease guaranty revenue, less property operating expense) of approximately $17.8 million in 2016. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options are producing returns above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s business and financial condition, the Company’s ability to make distributions to its stockholders, and the market price of its common stock. For more specific information concerning the Company’s purchase options, see “Purchase Options” in the “Trends and Matters Impacting Operating Results” section of this report.
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
The Company performs an impairment review on its real estate properties every year. In addition, the Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the recorded value might not be fully recoverable. The decision to sell a property also requires the Company to assess the potential for impairment. At some future date, the Company may determine that an impairment has occurred in the value of one or more of its real estate properties or other assets. In such an event, the

Company may be required to recognize an impairment which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates or if the Company is required to undertake significant expenditures to attract new tenants, then the Company’s business, consolidated financial condition and results of operations would be adversely affected.
A portion of the Company’s leases will expire over the course of any year. For more specific information concerning the Company’s expiring leases, see "Multi-Tenant Leases" and "Single-Tenant Net Leases" in the Trends and Matters Impacting Operating Results as part of Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates, or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, consolidated financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.
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
The Company has, and in the future may have more, exposure to fixed rent escalators, which could lag behind inflation.
The Company receives a significant portion of its revenues by leasing assets subject to fixed rent escalations. Eighty percent of leases have increases that are based upon fixed percentages, fourteen percent of leases have increases based on the Consumer Price Index and six percent have no increase. If the fixed percentage increases begin to lag behind inflation, the Company's growth and profitability would be negatively impacted.
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
The Company expects development and redevelopment of properties will continue to be a key component of its growth plans. The Company is subject to certain risks associated with the development and redevelopment of properties including the following:

•	The construction of properties generally requires various government and other approvals that may not be received when expected, or at all, which could delay or preclude commencement of construction;

•	Opportunities that the Company pursued but later abandoned could result in the expensing of pursuit costs, which could impact the Company’s consolidated results of operations;

•	Construction costs could exceed original estimates, which could impact the building’s profitability to the Company;

•	Operating expenses could be higher than forecasted;

•
Time required to initiate and complete the construction of a property and to lease up a completed property may be greater than originally anticipated, thereby adversely affecting the Company’s cash flow and liquidity;

•	Occupancy rates and rents of a completed development property may not be sufficient to make the property profitable to the Company; and

•	Favorable capital sources to fund the Company’s development and redevelopment activities may not be available when needed.
The Company may make material acquisitions and undertake developments and redevelopments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations.
The Company regularly pursues potential transactions to acquire, develop or redevelop real estate assets. Future acquisitions could require the Company to issue equity securities, incur debt or other contingent liabilities or amortize expenses related to other intangible assets, any of which could adversely impact the Company’s consolidated financial condition or results of operations. In addition, equity or debt financing required for such acquisitions may not be available at favorable times or rates.
The Company’s acquired, developed and existing real estate properties may not perform in accordance with management’s expectations because of many factors including the following:

•	The Company’s purchase price for acquired facilities may be based upon a series of market or building-specific judgments which may be incorrect;

•	The costs of any maintenance or improvements for properties might exceed estimated costs;

•	The Company may incur unexpected costs in the acquisition, construction or maintenance of real estate assets that could impact its expected returns on such assets; and

•	Leasing may not occur at all, within expected time frames or at expected rental rates.
Further, the Company can give no assurance that acquisition, development and redevelopment opportunities that meet management’s investment criteria will be available when needed or anticipated.
The Company is exposed to risks associated with geographic concentration.
As of December 31, 2016, the Company had investment concentrations of greater than 5% of its total investments in the Dallas, Texas (13.4%) and Seattle, Washington (11.2%) markets. These concentrations increase the exposure to adverse conditions that might affect these markets, including natural disasters, local economic conditions, local real estate market conditions, increased competition, state and local regulation, including property taxes, and other localized events or conditions.
Many of the Company’s leases are dependent on the viability of associated health systems. Revenue concentrations relating to these leases expose the Company to risks related to the financial condition of the associated health systems.
The Company’s revenue concentrations with tenants are diversified, with the largest revenue concentration relating to Baylor Scott & White Health and its affiliates, which accounted for 9.8% of the Company's consolidated revenues. The next largest concentration is with Mercy (St. Louis) at 4.4%.
Most of the Company’s properties on or adjacent to hospital campuses are largely dependent on the viability of the health system’s campus where they are located, whether or not the hospital or health system is a tenant in such properties. The viability of these health systems depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential. If one of these hospitals is unable to meet its financial obligations, is unable to compete successfully, or is forced to close or relocate, the Company’s properties on or near such hospital campus could be adversely impacted.
Many of the Company’s properties are held under ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties.
As of December 31, 2016, the Company had 99 properties that were held under ground leases, including one property with construction in progress, representing an aggregate gross investment of approximately $1.8 billion. The weighted average remaining term of the Company's ground leases is approximately 69.4 years, including renewal options. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s business, consolidated financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.
The Company may experience uninsured or underinsured losses related to casualty or liability.
The Company carries comprehensive liability insurance and property insurance covering its owned and managed properties. In addition, tenants under long-term single-tenant net leases are required to carry property insurance covering the Company’s interest in the buildings. Some types of losses may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might remain obligated for any mortgage debt or other financial obligation related to the property. The Company cannot give assurance that material losses in excess of insurance proceeds will not occur in the future.
The Company is subject to cyber security risks.
A cyber-attack that bypasses the Company's information technology (“IT”) security systems causing an IT security breach may lead to a material disruption of the Company's IT business systems and/or the loss of business information resulting in an adverse business impact. Risks may include:

•	future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities; and/or

•	negative publicity resulting in reputation or brand damage with the Company's tenants, health systems or other operators.
Risks relating to our capital structure and financings
The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future.
As of December 31, 2016, the Company had approximately $1.3 billion of outstanding indebtedness and the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was 33.9%. Covenants under the Credit Agreement, dated as of October 14, 2011, among the Company and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended (“Unsecured Credit Facility”), the Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended (the “Unsecured Term Loan due 2019”) and the indentures governing the Company’s senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service the debt, thereby reducing the funds available to implement the Company’s business strategy and to make distributions to stockholders. A high level of indebtedness could also:

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

In addition, from time to time, the Company secures or assumes mortgages to partially fund its investments. If the Company is unable to meet its mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of the Company's properties could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
A REIT is required by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to make dividend distributions, thereby retaining less of its capital for growth. As a result, a REIT typically requires new capital to invest in real estate assets. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. Changes in the Company’s debt ratings could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities. In recent years, the capital and credit markets have experienced volatility and at times have limited the availability of funds. The Company’s ability to access the capital and credit markets may be limited by these or other factors, which could have an impact on its ability to refinance maturing debt, fund dividend payments and operations, acquire healthcare properties and complete development and redevelopment projects. If the Company is unable to refinance or extend principal payments due at maturity of its various debt instruments, its cash flow may not be sufficient to repay maturing debt and, consequently, make dividend payments to stockholders. If the Company defaults in paying any of its debts or satisfying its debt covenants, it could experience cross-defaults among debt instruments, the debts could be accelerated and the Company could be forced to liquidate assets for less than the values it would otherwise receive.
The Company is exposed to increases in interest rates, which could adversely impact its ability to refinance existing debt, sell assets or engage in acquisition and development activity.
The Company receives a significant portion of its revenues by leasing its assets under long-term leases in which the rental rate is generally fixed, subject to annual rent escalators. A significant portion of the Company’s debt may be subject to floating rates, based on LIBOR or other indices. The generally fixed nature of revenues and the variable rate of certain debt obligations create interest rate risk for the Company. Increases in interest rates could make the financing of any acquisition or investment activity more costly. Rising interest rates could limit the Company’s ability to refinance existing debt when it matures or cause the Company to pay higher rates upon refinancing. An increase in interest rates also could have the effect of reducing the amounts that third parties might be willing to pay for real estate assets, which could limit the Company’s ability to sell assets at times when it might be advantageous to do so.
The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.
The Company has entered into swap agreements in the past and may enter into such agreements to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company’s exposure to changes in interest rates. When the Company uses forward-starting interest rate swaps, there is a risk that it will not complete the long-term borrowing against which the swap is intended to hedge. If such events occur, the Company’s results of operations may be adversely affected.

Risks relating to government regulations
If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, the Company would have to obtain another tenant for the affected facility.
If the Company loses a tenant or sponsoring health system because such tenant loses its license or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, and the Company is unable to attract another healthcare provider on a timely basis and on acceptable terms, the Company’s cash flows and results of operations could suffer. Transfers of operations of healthcare facilities are often subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.
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

•	availability of capital;

•	credit downgrades;

•	liability insurance expense;

•	regulatory and government reimbursement uncertainty resulting from the Affordable Care Act and other healthcare reform laws;

•	efforts to repeal, replace or modify the Affordable Care Act in whole or in part;

•
health reform initiatives to address healthcare costs through expanded value-based purchasing programs, bundled provider payments, health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, lower payments for hospital readmissions, and shared risk-and-reward payment models such as accountable care organizations;

•	federal court decisions on cases challenging the legality of certain aspects of the Affordable Care Act;

•
federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates, while requiring increased patient access to care;

•	equalizing Medicare payment rates across different settings;

•	heightened health information technology security standards and the meaningful use of electronic health records by healthcare providers; and

•	potential tax law changes affecting non-profit providers.

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

If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates and possibly increased state and local taxes (and the Company might need to borrow money or sell assets in order to pay any such tax). Further, dividends paid to the Company’s stockholders would not be deductible by the Company in computing its taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to the Company’s stockholders, which in turn could have an adverse impact on the value of, and trading prices for, the Company’s common stock. In addition, in such event the Company would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of the Company’s common stock. Unless the Company were entitled to relief under certain provisions of the Internal Revenue Code, the Company also would continue to be disqualified from taxation as a REIT for the four taxable years following the year in which the Company failed to qualify as a REIT.

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
To qualify as a REIT for federal income tax purposes, the Company must continually satisfy tests concerning, among other things, the sources of its income, the nature of its assets, the amounts it distributes to its stockholders and the ownership of its stock. The Company may be unable to pursue investments that would be otherwise advantageous to the Company in order to satisfy the source-of-income or distribution requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder the Company’s ability to make certain attractive investments.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In addition to the properties described in Item 1, “Business,” in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from an unrelated third party for its headquarters, which are located at 3310 West End Avenue in Nashville, Tennessee. The Company’s corporate office lease currently covers approximately 36,653 square feet of rented space and expires on October 31, 2020. Annual base rent on the corporate office lease increases approximately 3.25% annually. The Company’s base rent for 2016 was approximately $0.9 million.
Item 3. Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” At December 31, 2016, there were 1,076 stockholders of record. The following table sets forth the high and low sales prices per share of common stock, and the dividends declared and paid per share of common stock related to the periods indicated.

	High	Low	Dividends Declared and Paid per Share
2016
First Quarter	$31.09	$27.50	$0.30
Second Quarter	35.00	29.42	0.30
Third Quarter	36.60	32.80	0.30
Fourth Quarter (Dividend payable on February 28, 2017)	34.28	26.66	0.30

2015
First Quarter	$31.20	$26.03	$0.30
Second Quarter	28.39	23.10	0.30
Third Quarter	25.24	22.01	0.30
Fourth Quarter	28.51	24.64	0.30
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Equity Compensation Plan Information
The following table provides information as of December 31, 2016 about the Company’s common stock that may be issued as restricted stock and upon the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2015 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	316,321	—	2,538,951
Equity compensation plans not approved by security holders	—	—	—
Total	316,321	—	2,538,951
______

(1)
The outstanding rights relate only to the 2000 Employee Stock Purchase Plan. The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

Issuer Purchases of Equity Securities
During the year ended December 31, 2016, the Company withheld shares of Company common stock to satisfy minimum employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	13,838	$28.32	—	—
February 1 - February 29	40	28.71	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	564	30.28	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
October 1 - October 31	12,817	31.89	—	—
November 1 - November 30	1,634	30.05	—	—
December 1 - December 31	19,535	30.32	—	—
Total	48,428

Item 6. Selected Financial Data
The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements:

	Year Ended December 31,
(Amounts in thousands except per share data)	2016	2015	2014	2013 (1)	2012 (1)
Statement of Income Data:
Total revenues	$411,630	$388,471	$370,855	$330,949	$297,682
Total expenses	309,932	283,541	267,100	243,331	224,592
Other income (expense)	(15,942)	(46,094)	(69,776)	(100,710)	(73,982)
Income (loss) from continuing operations	$85,756	$58,836	$33,979	$(13,092)	$(892)
Income (loss) from discontinued operations	(185)	10,600	(1,779)	20,075	6,427
Net income attributable to common
stockholders	$85,571	$69,436	$31,887	$6,946	$5,465

Diluted earnings per common share:
Income (loss) from continuing operations	$0.78	$0.59	$0.35	$(0.14)	$(0.01)
Income (loss) from discontinued operations	0.00	0.11	(0.02)	0.22	0.08
Net income attributable to common
stockholders	$0.78	$0.70	$0.33	$0.08	$0.07
Weighted average common shares outstanding -
Diluted	109,387	99,880	96,759	90,941	78,845

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$3,628,221	$3,380,908	$3,258,279	$3,067,187	$2,821,323
Real estate properties, net	$2,787,382	$2,618,982	$2,557,608	$2,435,078	$2,240,706
Mortgage notes receivable	$—	$—	$1,900	$125,547	$162,191
Assets held for sale and discontinued
operations, net	$3,092	$724	$9,146	$6,852	$3,337
Total assets (2)	$3,040,647	$2,810,224	$2,757,510	$2,729,662	$2,539,972
Notes and bonds payable (2)	$1,264,370	$1,424,992	$1,403,692	$1,348,459	$1,293,044
Total stockholders' equity	$1,653,414	$1,242,747	$1,221,054	$1,245,286	$1,120,944

Other Data:
Funds from operations - Diluted (3)	$174,420	$124,571	$146,493	$92,166	$105,955
Funds from operations per common share - Diluted (3)	$1.59	$1.25	$1.51	$1.00	$1.32
Cash flows from operations	$151,272	$160,375	$125,370	$120,797	$116,397
Dividends paid	$131,759	$120,266	$116,371	$111,571	$96,356
Dividends declared and paid per common share	$1.20	$1.20	$1.20	$1.20	$1.20
______

(1)
The Company did not have any dispositions that met the criteria for presentation as discontinued operations in 2015 or 2016. However, the years ended December 31, 2013 and 2012 were restated to conform to the discontinued operations presentation for 2014. See Note 5 to the Consolidated Financial Statements for more information on the Company’s discontinued operations as of December 31, 2016.

(2)
The Company adopted ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" and ASU No. 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of -Credit Arrangements", as of January 1, 2016. Balance Sheet data for the years ending December 31, 2016 and 2015 shown above reflect this reclassification. Balance Sheet data for the years ending December 31, 2014, 2013, and 2012 have not been restated. See Note 1 to the Consolidated Financial Statements for more information.

(3)
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of funds from operations (“FFO”), including why the Company presents FFO and a reconciliation of net income attributable to common stockholders to FFO.

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
Such risks and uncertainties as more fully discussed in Item 1A “Risk Factors” of this report and in other reports filed by the Company with the SEC from time to time include, among other things, the following:

•	The Company's expected results may not be achieved;

•	The Company’s revenues depend on the ability of its tenants under its leases to generate sufficient income from their operations to make rent, loan and lease guaranty payments to the Company;

•
The Company may decide or may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sale at rates of return equal to the return received on the properties sold. Uncertain market conditions could result in the Company selling properties at unfavorable rates or at losses in the future;

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

•	Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adaptable to other uses;

•	The Company has, and may have more in the future, exposure to fixed rent escalators, which could lag behind inflation;

•	The Company’s real estate investments are illiquid and the Company may not be able to sell properties strategically targeted for disposition;

•	The Company is subject to risks associated with the development and redevelopment of properties;

•	The Company may make material acquisitions and undertake developments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations;

•	The Company is exposed to risks associated with geographic concentration;

•
Many of the Company’s leases are dependent on the viability of associated health systems. Revenue concentrations relating to these leases expose the Company to risks related to the financial condition of the associated health systems;

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

•
Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s consolidated financial condition and results of operations;

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

•	Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments;

•	If the Company fails to remain qualified as a REIT, the Company will be subject to significant adverse consequences, including adversely affecting the value of its common stock;

•	The Company's Articles of Incorporation contain limits and restrictions on transferability of the Company's common stock which may have adverse effects on the value of the Company's common stock;

•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends;

•	Complying with the REIT requirements may cause the Company to forego otherwise attractive opportunities;

•	Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code; and

•	New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT.
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
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations is to provide an understanding of the Company's consolidated financial condition, results of operations and cash flows by focusing on the changes in key measures from year to year. This section is provided as a supplement to, and should be read in conjunction with, the Company's Consolidated Financial Statements and accompanying notes. This section is organized in the following sections:

•	Overview

•	Liquidity and Capital Resources

•	Trends and Matters Impacting Operating Results

•	Results of Operations

•	Non-GAAP Financial Measures and Key Performance Indicators

•	Off-balance Sheet Arrangements

•	Contractual Obligations

•	Application of Critical Accounting Policies to Accounting Estimates

Overview
The Company owns and operates healthcare properties that facilitate the delivery of care in primarily outpatient settings. To execute its strategy, the Company engages in a broad spectrum of integrated services including leasing, management, acquisition, financing, development and redevelopment of such properties. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities located on or near the campuses of large, acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in diverse geographic locations with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer and diagnostic centers.
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
Sources and Uses of Cash
The Company's revenues are derived from its real estate property portfolio based on contractual arrangements with its tenants and sponsoring health systems. These sources of revenue represent the Company's primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, general and administrative costs, capital expenditures and other expenses incurred in connection with managing its existing portfolio and investing in additional properties. To the extent additional investments are not funded by these sources, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets, property dispositions or through proceeds from its Unsecured Credit Facility.
The Company expects to continue to meet its liquidity needs, including capital for additional investments, dividend payments and debt service funds through cash on hand, cash flows from operations and the cash flow sources addressed above. The Company also had unencumbered real estate assets with a gross book value of approximately $3.3 billion at December 31, 2016, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has some exposure to variable interest rates and its common stock price is impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
Operating Activities
Cash flows provided by operating activities for the three years ended December 31, 2016, 2015 and 2014 were $151.3 million, $160.4 million and $125.4 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipt of tenant rent.
The Company may sell additional properties and redeploy cash from property sales into new investments. To the extent revenues related to the properties being sold exceed income from these new investments, the Company's consolidated results of operations and cash flows could be adversely affected.
See "Trends and Matters Impacting Operating Results" for additional information regarding the Company's operating activities.

Investing Activities
A summary of the significant transactions impacting investing activities for the year ended December 31, 2016 is listed below. See Note 4 to the Consolidated Financial Statements for more detail on these activities.

Outflows
The Company acquired 10 medical office buildings during 2016 for a total purchase price of $241.9 million, including cash consideration of $224.9 million, purchase price credits of $1.0 million, capital commitments of $2.8 million and the assumption of mortgage notes payable of $13.2 million (excluding a $0.8 million fair value premium recorded at closing). The following table details the acquisitions for the year ended December 31, 2016:

(Dollars in millions)	Health System Affiliation	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed	Square Footage	Hospital Campus Location
Seattle, Washington	UW Medicine	3/31/16	$38.3	$—	69,712	Adjacent
Seattle, Washington	UW Medicine	4/29/16	21.6	—	46,637	On
Los Angeles, California	HCA	5/13/16	20.0	(13.2)	63,012	On
Seattle, Washington	UW Medicine	9/12/16	53.1	—	87,462	On
Washington, D.C.	Inova Health System	9/26/16	45.2	—	103,783	On
Baltimore, Maryland (1)	University of Maryland	10/11/16	36.2	—	113,631	On
Seattle, Washington	Providence Health	10/17/16	9.8	—	29,753	On
Seattle, Washington	Providence Health	12/21/16	5.1	—	20,740	On
St. Paul, Minnesota	HealthEast Care System	12/21/16	12.6	—	48,281	On
			$241.9	$(13.2)	583,011
______
(1) Includes two properties
In 2016, the Company funded $56.9 million at its owned real estate properties, including first generation tenant improvement allowances and planned capital expenditures for acquisitions. The following table details these expenditures for the year ended December 31, 2016:

(Dollars in millions)	2016
1st generation tenant improvements & planned capital expenditures for acquisitions	$16.1
2nd generation tenant improvements	23.7
Capital expenditures	17.1
Total capital funding	$56.9

In 2016, the Company funded $45.3 million toward development and redevelopment of properties.

Inflows
The Company disposed of six properties in 2016 for a total sales price of $94.7 million, including cash proceeds of $93.3 million, and $1.4 million of closing costs and related adjustments. The following table details these dispositions for the year ended December 31, 2016:

(Dollars in millions)	Date Disposed	Sales Price	Square Footage	Property Type (1)
Kansas City, Kansas	10/14/16	$15.1	70,908	MOB
Nashville, Tennessee	10/28/16	8.8	45,274	MOB
Altoona, Pennsylvania	12/20/16	21.5	64,032	IRF
Harrisburg, Pennsylvania	12/20/16	24.2	79,836	IRF
Phoenix, Arizona	12/20/16	22.3	51,903	IRF
Atlanta, Georgia	12/22/16	2.8	8,749	MOB
Total dispositions		$94.7	320,702
______

(1)	MOB = medical office building, IRF = inpatient rehabilitation hospital

Financing Activities
Below is a summary of the significant financing activity for the year ended December 31, 2016. See Notes 9 and 11 to the Consolidated Financial Statements for more information on the capital markets and financing activities.

Debt Activity
The following table details the Company's debt balances as of December 31, 2016:

	Balance as of December 31, 2016	Weighted Years to Maturity	Effective Interest Rate
Senior Notes due 2021, net of discount	$397,147	4.0	5.97%
Senior Notes due 2023, net of discount	247,296	6.3	3.95%
Senior Notes due 2025, net of discount	247,819	8.3	4.08%
Total Senior Notes Outstanding	$892,262	5.9	4.89%
Unsecured credit facility due 2020	107,000	3.6	1.82%
Unsecured term loan due 2019	149,491	2.2	1.77%
Mortgage notes payable, net	115,617	6.8	5.14%
Total Outstanding Notes and Bonds Payable	$1,264,370	5.3	4.28%

On July 29, 2016, the Company entered into an amendment to its Unsecured Credit Facility that extended the maturity date from April 2017 to July 2020, reduced the spread over LIBOR that the Company pays for borrowing, and revised financial covenants to provide the Company with increased flexibility. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.83% to 1.55% (1.00% as of December 31, 2016). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.13% to 0.30% (0.20% as of December 31, 2016). In connection with the amendment, the Company paid up-front fees to the lenders and other costs of approximately $4.4 million which will be amortized over the term of the Unsecured Credit Facility. As of December 31, 2016, the Company had $107.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 1.8% and a remaining borrowing capacity of approximately $593.0 million.

On July 29, 2016, the Company entered into an amendment to the Unsecured Term Loan due 2019. This amendment was for the purpose of conforming the financial covenants in the Unsecured Term Loan due 2019 to those in the amendment to the Unsecured Credit Facility due 2019. The amendment did not impact the maturity date or cost of borrowing under the Unsecured Term Loan due 2019.

The following table details the mortgage note payable activity for the year ended December 31, 2016:

(Dollars in millions)	Transaction Date		Borrowing (Repayment)	Encumbered Square Footage	Contractual Interest Rate
Borrowings:
Los Angeles, California	01/05/16		$11.5	90,607	3.6%
Los Angeles, California (1)	05/13/16		13.2	63,012	4.8%
Total borrowings			$24.7	153,619

Repayments:
Charlotte, North Carolina	2/11/16		$(10.2)	90,633	5.9%
Richmond, Virginia	4/29/16		(7.3)	42,957	6.0%
Seattle, Washington	9/1/16	`	(15.7)	70,623	6.0%
Nashville, Tennessee	10/18/16		(0.1)	45,274	7.6%
Total repayments			$(33.3)	249,487
______

(1)	Assumed upon acquisition.

Debt Covenant Information
As of December 31, 2016, 96.6% of the Company’s debt balances were due after 2017. Also, as of December 31, 2016, the Company’s stockholders’ equity totaled approximately $1.7 billion and its leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 33.9%. The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale, as well as other income from discontinued operations (see Note 5 to the Consolidated Financial Statements). In accordance with this definition, the Company’s earnings from continuing operations as of December 31, 2016 were sufficient to cover its fixed charges with a ratio of 2.4 to 1.0. Calculated in accordance with the fixed charge covenant ratio under its Unsecured Credit Facility, the Company’s earnings covered its fixed charges at a ratio of 3.8 to 1.0.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2016, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
The Company plans to manage its capital structure to maintain compliance with its debt covenants consistent with its current profile. Downgrades in ratings by the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on consolidated results of operations, liquidity and/or financial condition.

Common Stock Issuances
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. During the year ended December 31, 2016, the Company sold a total of 4,795,601 shares of common stock under its at-the-market equity offering program, including 664,298 shares of common stock under a previous sales agreement. The sales generated $144.6 million in net proceeds at prices ranging from $28.31 to $33.66 per share (weighted average of $30.61 per share). The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of February 15, 2017. The Company used the net proceeds from the at-the-market equity offering program for general corporate purposes, including the acquisition and development of healthcare facilities, funding of mortgage loans and the repayment of debt.

On July 5, 2016, the Company issued 9,200,000 shares of common stock at $33.13 per share in an underwritten public offering pursuant to the Company's shelf registration statement. The net proceeds of the offering, after offering expenses, were approximately $304.6 million. A portion of the proceeds was used to repay indebtedness and fund investment activity.

Dividends Payable
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT. Common stock cash dividends paid during or related to 2016 are shown in the table below:

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid/*Payable
4th Quarter 2015	$0.30	February 2, 2016	February 18, 2016	February 29, 2016
1st Quarter 2016	$0.30	May 3, 2016	May 16, 2016	May 31, 2016
2nd Quarter 2016	$0.30	August 2, 2016	August 17, 2016	August 31, 2016
3rd Quarter 2016	$0.30	November 1, 2016	November 16, 2016	November 30, 2016
4th Quarter 2016	$0.30	January 31, 2017	February 14, 2017	* February 28, 2017

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
Acquisitions and Dispositions
The Company acquired 10 medical office buildings during 2016 for a total purchase price of $241.9 million, including cash consideration of $224.9 million and the assumption of mortgage notes payable of $13.2 million (excluding $0.8 million fair value adjustment premiums recorded upon acquisition). The weighted average capitalization rate of the 2016 acquisitions was 5.6%.

The Company disposed of six properties during 2016 for a total sales price of $94.7 million, including cash proceeds of $93.3 million and $1.4 million of closing costs and adjustments. The weighted average capitalization rate of the 2016 dispositions was 8.2%.

A component of the Company's strategy is to continually monitor its portfolio for opportunities to improve the overall quality. Properties that are located off-campus, in smaller markets or not associated with the delivery of outpatient healthcare may be sold for higher capitalization rates than properties acquired to replace them. Properties that meet the Company's investment criteria sell for lower capitalization rates because of their lower-risk profile and higher internal growth potential.

See the Company's discussion regarding the 2016 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements.
Development and Redevelopment Activity
In 2016, the Company funded $45.3 million toward development and redevelopment of properties, with two projects underway at December 31, 2016. The Company received a certificate of occupancy for one redevelopment project in Nashville, Tennessee during the fourth quarter of 2016. This project added 49,089 square feet to one of the Company's existing medical office buildings. Funding of tenant improvements for this project will continue through the first half of 2017 as tenants take occupancy.

The Company expects to begin development of a 151,000 square foot medical office building in Seattle, Washington. The total development budget is estimated to be $64.1 million. Construction is expected to begin in the second half of 2017 and be completed by the end of 2018.

The Company is in the planning stages with several health systems and developers regarding new development and redevelopment opportunities and expects one or more to begin in 2017. Total costs to develop or redevelop a typical medical office building can vary depending on the scope of the project, market rental terms, parking configuration, building amenities, asset type and geographic location.

The Company’s ability to complete and stabilize these facilities in a given period of time will impact the Company’s results of operations and cash flows. More favorable completion dates, stabilization periods and rental rates will result in improved results of operations and cash flows, while lagging completion dates, stabilization periods and rental rates will result in less favorable results of operations and cash flows. The Company’s disclosures regarding projections or estimates of completion dates and leasing may not reflect actual results. See Note 15 to the Consolidated Financial Statements for more information on the Company’s development and redevelopment activities.
Security Deposits and Letters of Credit
As of December 31, 2016, the Company held approximately $10.6 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
Multi-Tenant Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenant portfolio will expire each year. In-place multi-tenant leases have a weighted average lease term of 7.7 years and a weighted average remaining lease term of 3.7 years. During 2016, 447 leases totaling 1.4 million square feet in the Company's multi-tenant portfolio expired, of which 369 leases totaling 1.2 million square feet were renewed or the tenants continue to occupy the space. Demand for well-located real estate with complementary practice types and services remains consistent, and the Company's 2016 quarterly tenant retention statistics ranged from 82% to 88%. In 2017, 549 leases totaling 1.8 million square feet in the Company's multi-tenant portfolio are scheduled to expire.  Of those leases, 93% are in on-campus buildings, which tend to have a high tenant retention rate.

The Company continues to emphasize revenue growth for its in-place leases. In 2016, the Company experienced contractual rental rate growth which averaged 2.9% for in-place leases compared to 3.0% in 2015. In addition, the Company saw increases in its quarterly weighted average rental rate growth for renewing leases ("cash leasing spread"). In 2016, quarterly cash leasing spreads ranged from 3.3% to 6.6% compared to 2.3% to 4.3% in 2015.

In a further effort to maximize revenue growth and reduce its exposure to uncontrollable expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 15% of its lease portfolio. Generally, the Company seeks higher rental increases for gross leases to mitigate exposure to operating expenses. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 30% of the Company's leased portfolio. Net leases, in which tenants pay all allowable operating expenses, total 55% of the leased portfolio.
Capital Additions
As a part of the Company's leasing practice, the Company seeks to earn a return on capital additions when determining asking lease rates for each property by considering gross investment, inclusive of any actual or expected capital additions. The Company invested $17.1 million, or $1.17 per square foot, in capital additions in 2016 and $16.0 million, or $1.12 per square foot, in capital additions in 2015.

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

Tenant improvements spending totaled approximately $39.8 million in 2016, of which $16.1 million pertained to first generation space. Tenant improvements spending in 2015 totaled $25.2 million, of which $11.8 million pertained to first generation space. If tenants spend more than the allowance, the Company generally offers the tenant the option to amortize the overage over the lease term with interest or reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Income and totaled approximately $0.5 million in 2016,

$0.6 million in 2015, and $0.7 million in 2014. The tenant overage amount amortized to rent totaled approximately $4.6 million in 2016, $4.5 million in 2015, and $4.2 million in 2014.

Second generation, multi-tenant tenant improvement commitments in 2016 for renewals averaged $1.55 per square foot per lease year, ranging quarterly from $1.04 to 1.84. In 2015, these commitments averaged $1.21 per square foot per lease year, ranging quarterly from $0.78 to $1.80.

Second generation, multi-tenant tenant improvement commitments in 2016 for new leases averaged $4.74 per square foot per lease year, ranging quarterly from $3.79 to $5.55. In 2015, these commitments averaged $3.41 per square foot per lease year, ranging quarterly from $2.79 to $3.75.
Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company's properties or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases and 2% to 4% of the gross lease value for renewal leases. In 2016, the Company paid leasing commissions of approximately $5.2 million, or $0.36 per square foot, of which $0.6 million pertained to the leases for first generation space. In 2015, the Company paid leasing commissions of approximately $7.5 million, or $0.53 per square foot, of which $0.6 million pertained to the leases for first generation space. The amount of leasing commissions amortized over the term of the applicable leases and included in property operating expense in the Company's Consolidated Statements of Income totaled $4.2 million, $3.4 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2016 totaled approximately $3.5 million, or $0.24 per square foot, of which $1.2 million pertained to leases for first generation space. Rent abatements for 2015 totaled approximately $2.8 million, or $0.20 per square foot, of which $1.1 million pertained to leases for first generation space. Rent abatements for 2014 totaled approximately $3.8 million, or $0.27 per square foot, of which $2.4 million pertained to leases for first generation space.
Single-Tenant Net Leases
Two single-tenant net leases expired during the year ended December 31, 2016. One tenant entered into a new 11-year lease agreement and the Company sold this building in December 2016. The other lease was not renewed, but a new tenant signed a 20-year lease that commenced in June 2016 and resulted in an initial annual rent reduction of $0.8 million.

The Company received notice in October 2016 from an affiliate of LifeCare Management Services that it had ceased admitting new patients and planned to close a 78,731 square foot, long term acute care hospital in Pittsburgh, Pennsylvania that it leases from the Company. The Company and the tenant agreed to terminate the lease effective January 31, 2017 and the Company received substantially all outstanding rent due through December 31, 2016. The Company expects a quarterly decrease in rental income of approximately $0.5 million as a result of this lease termination, effective with the first quarter of 2017. The Company intends to sell or lease the property to another health care provider.

In the fourth quarter of 2016, the Company recorded a reserve of $0.3 million for past due rent associated with a tenant that operates a wellness center. The Company is in negotiations with the tenant to terminate the lease and enter into a new 12-year lease for the same property with an investment-grade acute care hospital. The new lease is expected to result in an annual rent reduction of $0.4 million.

Five single-tenant net leases expire on December 31, 2017. The Company expects each of these leases to be renewed or the properties to be sold to the lessee under its applicable purchase option. The purchase option prices are greater than the Company's net investment in the properties.

As of December 31, 2016, the Company has a total of 30 single-tenant net leases with a weighted average lease term of 13.3 years and a weighted average remaining lease term of 8.1 years.
Property Operating Agreement Expirations
Two of the Company’s 202 owned real estate properties as of December 31, 2016 were covered under property operating agreements between the Company and a sponsoring health system. Three other property operating agreements expired during 2016 resulting in reduced revenue of approximately $0.7 million. These agreements contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. One agreement expired in January 2017 and is expected to decrease property lease guaranty revenue by $0.2 million per quarter. The last agreement expires in February 2019.

Operating Leases
As of December 31, 2016, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 49 real estate investments, excluding those ground leases the Company has prepaid. Rental expense relating to the operating leases for the years ended December 31, 2016, 2015 and 2014 was $5.7 million, $5.1 million and $4.9 million, respectively. At December 31, 2016, the Company had 99 properties totaling 8.0 million square feet that were held under ground leases with a remaining weighted average term of 69.4 years, including renewal options, at December 31, 2016. These ground leases typically have initial terms of 50 to 75 years with one to two renewal options extending the terms to 75 to 100 years, with expiration dates through 2115.
Purchase Options
The Company had approximately $173.7 million in real estate properties as of December 31, 2016 that were subject to exercisable purchase options or purchase options that become exercisable during 2017. The Company has approximately $409.3 million in real estate properties that are subject to purchase options that will become exercisable after 2017. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

		Gross Real Estate Investment as of December 31, 2016
Year Exercisable	Number of Properties	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current	6	$124,668	$—	$124,668
2017	6	—	49,039	49,039
2018	—	—	—	—
2019	2	41,521	—	41,521
2020	—	—	—	—
2021	1	—	14,984	14,984
2022	1	19,356	—	19,356
2023	—	—	—	—
2024	—	—	—	—
2025	5	18,883	221,929	240,812
2026	—	—	—
2027 and thereafter	3	92,649	—	92,649
Total	24	$297,077	$285,952	$583,029
_____
(1) The purchase option price includes a fair market value component that is determined by an appraisal process.
(2) Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 13% greater than the Company's current gross investment.
Equity Issuances
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. During the year ended December 31, 2016, the Company sold a total of 4,795,601 shares of common stock under this program, including 664,298 shares of common stock under a previous sales agreement. The sales generated $144.6 million in net proceeds at prices ranging from $28.31 to $33.66 per share (weighted average of $30.61 per share). The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of February 15, 2017.

On July 5, 2016, the Company issued 9,200,000 shares of common stock at $33.13 per share in an underwritten public offering pursuant to the Company's shelf registration statement. The net proceeds of the offering, after offering expenses, were approximately $304.6 million. A portion of the proceeds was used to repay indebtedness and fund investment activity.
Debt Management
The Company maintains a conservative and flexible capital structure that allows it to fund new investments and operate its existing portfolio. In addition to its unsecured senior notes, Unsecured Credit Facility, and Unsecured Term Loan due 2019, the Company has approximately $114.9 million of mortgage notes payable, most of which were assumed when the Company acquired properties. In 2017, approximately $0.2 million of these mortgage notes payable will mature. The Company intends to repay the mortgage notes upon maturity.

Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index, and require the tenant to pay all or some portion of increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurance that the Company's ability to increase rents or recover operating expenses will always keep pace with inflation. The following table shows the percentage of the Company's leases that provide for fixed or CPI-based rent increases by type:

As of December 31, 2016
Annual increase
CPI	11.6%
Fixed	74.5%
Non-annual increase
CPI	2.5%
Fixed	5.4%
No increase
Term < 1 year	3.6%
Term > 1 year	2.5%

Defined Benefit Pension Plan
During 2015, the Company terminated its pension plan under which three of the Company’s founding officers were eligible to receive retirement benefits upon retirement (the “Executive Retirement Plan”). The Company recognized a total benefit obligation of $19.6 million in connection with the termination and recorded a charge of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive loss on the Company's Consolidated Balance Sheets that was being amortized. The one-time lump sum payment was paid in cash in May 2016. See Note 12 to the Consolidated Financial Statements for additional information.

New Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for information on new accounting standards including both standards that the Company adopted during the year and those that have not yet been adopted. The Company continues to evaluate the impact of the new standards that have not yet been adopted.

Other Items Impacting Operations
General and administrative expenses will fluctuate quarter-to-quarter and the Company typically has higher general and administrative costs in the first quarter of every year as a result of the expenses related to the grant of employee stock purchase plan options and contributions to healthcare savings accounts. These items will likely increase general and administrative expenses by approximately $0.3 million in the first quarter of 2017. General and administrative expense is expected to be greater in 2017 compared to 2016 due in part to an expected increase of approximately $2.8 million related to the amortization of non-vested stock awards granted in December 2016. These grants include performance-based awards and one-time awards associated with the Chief Executive Officer transition.

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The Company’s consolidated results of operations for 2016 compared to 2015 were significantly impacted by acquisitions, dispositions, extinguishments of debt, gains on sale and impairment charges recorded on real estate properties.

Revenues
Rental income increased $24.1 million, or 6.3%, to approximately $407.5 million compared to $383.3 million in the prior year and is comprised of the following:

			Change
(Dollars in thousands)	2016	2015	$	%
Property operating	$336,409	$306,550	$29,859	9.7%
Single-tenant net lease	63,871	67,238	(3,367)	(5.0)%
Straight-line rent	7,201	9,545	(2,344)	(24.6)%
Total Rental income	$407,481	$383,333	$24,148	6.3%

Property operating income increased $29.9 million, or 9.7%, from the prior year primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 contributed $19.3 million.

•	Net leasing activity including contractual rent increases and renewals contributed $13.4 million.

•	Dispositions in 2015 accounted for a decrease of $2.9 million.

Single-tenant net lease income decreased $3.4 million, or 5.0%, from the prior year primarily as a result of the following activity:

•	Contractual rent increases contributed $0.6 million.

•	Reduction in lease revenue of $0.6 million upon expiration and execution of new leases and reserves (see Trends and Matters Impacting Operating Results for additional information).

•	Dispositions in 2015 and 2016 accounted for a decrease of $3.3 million.

Straight-line rent income decreased $2.3 million, or 24.6%, from the prior year primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 contributed $1.1 million.

•	Dispositions in 2015 and 2016 caused a decrease of $0.4 million.

•	The effect of prior year rent abatements that expired and net leasing activity caused a decrease of $3.0 million.

Expenses
Property operating expenses increased $6.3 million, or 4.5%, for the year ended December 31, 2016 compared to the prior year primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 accounted for an increase of $7.5 million.

•	Dispositions in 2015 and 2016 accounted for a decrease of $2.3 million.

•	The Company experienced overall increases in the following:

◦	maintenance and repair expense of $0.4 million;

◦	portfolio property taxes of $0.4 million;

◦	leasing commission and legal fee expense of $0.2 million;

◦	compensation-related expense of $0.7 million; and

◦	janitorial expense of $0.2 million.

•	The Company experienced an overall decrease in utility expense of $0.8 million.

General and administrative expenses increased approximately $8.9 million, or 33.0%, for the year ended December 31, 2016 compared to the prior year primarily as a result of the following activity:

•	Increase in performance-based compensation expense totaling $5.1 million, including $1.5 million of non-cash stock-based award amortization.

•	Increase in expenses related to potential acquisitions and developments of $2.2 million.

•	Other net increases, including telecommunication expense and compensation-related expense, of $1.6 million.

Depreciation expense increased $10.0 million, or 9.3%, for the year ended December 31, 2016 compared to the prior year primarily as a result of the following activity:

•	Properties acquired in 2015 and 2016 and developments completed and commencing operations contributed a combined increase of $6.6 million.

•	Various building and tenant improvement expenditures caused an increases of $6.9 million.

•	Dispositions in 2015 caused a decrease of $2.6 million.

•	Assets that became fully depreciated resulted in a decrease of $0.9 million.

Other Income (Expense)
Other income (expense), a net expense, decreased $30.2 million, or 65.4%, for the year ended December 31, 2016 compared to the prior year mainly due to the following activity:

Gain on Sales of Real Estate Properties
Gain on sales of real estate properties excluding those classified within discontinued operations, totaling approximately $41.0 million and $56.6 million are associated with the sales of six and seven real estate properties during 2016 and 2015, respectively.
Interest Expense
Interest expense decreased $8.2 million for the year ended December 31, 2016 compared to the prior year. The components of interest expense are as follows:

(Dollars in thousands)	2016	2015	Change	Percentage Change
Contractual interest	$55,666	$62,215	$(6,549)	(10.5)%
Net discount/premium accretion	(45)	376	(421)	(112.0%)
Deferred financing costs amortization	2,820	3,067	(247)	(8.1%)
Amortization of interest rate swap settlement	168	115	53	46.1%
Interest cost capitalization	(1,258)	(239)	(1,019)	426.4%
Total interest expense	$57,351	$65,534	$(8,183)	(12.5)%

Contractual interest decreased $6.5 million, or 10.5%, primarily as a result of the following activity:

•	The Unsecured Credit Facility and Unsecured Term Loan due 2019 accounted for a net decrease of $1.0 million.

•	Unsecured senior notes due 2025 in an aggregate amount of $250.0 million (the "Senior Notes due 2025") were issued in the second quarter of 2015 and accounted for an increase of $3.0 million.

•	The unsecured senior notes due 2017 (the "Senior Notes due 2017") were repaid in the second quarter of 2015 and accounted for a decrease of $7.3 million.

•
Mortgage notes assumed upon acquisition of real properties and mortgage notes refinanced accounted for an increase of $1.7 million, and mortgage notes repayments accounted for a decrease of $3.1 million.

•	Scheduled monthly interest payments related to the Company's mortgage notes payable increased $0.2 million.

Loss on Extinguishments of Debt
Loss on extinguishment of debt of approximately $28.0 million is associated with the 2015 redemption of the Senior Notes due 2017. See Note 9 to the Consolidated Financial Statements for more information.

Pension Termination
Pension termination expense of approximately $5.3 million represents the effect of the Company's termination of the Executive Retirement Plan in 2015. See Note 12 to the Consolidated Financial Statements for more information.

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

Discontinued Operations
Loss from discontinued operations totaled $0.2 million and income from discontinued operations totaled $10.6 million, respectively, for the years ended December 31, 2016 and 2015, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale as of December 31, 2014. None of the Company's 2015 or 2016 dispositions met the definition of a discontinued operation as amended in Accounting Standards Update No. 2014-08, which the Company adopted in 2015. The Company disposed of one real estate property in 2015 that was classified as held for sale at December 31, 2014 and one property remains classified as held for sale as of December 31, 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The Company’s consolidated results of operations for 2015 compared to 2014 were significantly impacted by acquisitions, dispositions, development conversion properties, gains on sale and impairment charges recorded on real estate properties.

Revenues
Rental income increased $21.8 million, or 6.0%, to approximately $383.3 million compared to $361.5 million in the prior year and is comprised of the following:

			Change
(Dollars in thousands)	2015	2014	$	%
Property operating	$306,550	$285,304	$21,246	7.4%
Single-tenant net lease	67,238	65,252	1,986	3.0%
Straight-line rent	9,545	10,969	(1,424)	(13.0)%
Total Rental income	$383,333	$361,525	$21,808	6.0%

Property operating income increased $21.2 million, or 7.4%, from the prior year as a result of the following activity:

•	Acquisitions in 2014 and 2015 contributed $13.6 million.

•	Net leasing activity including contractual rent increases and renewals contributed $9.4 million.

•	Conversion from single-tenant net lease caused an increase of $0.9 million.

•	Conversion to single-tenant net lease caused a decrease of $1.3 million.

•	Dispositions in 2015 and 2016 caused a decrease of $1.4 million.

Single-tenant net lease income increased $2.0 million, or 3.0%, from the prior year as a result of the following activity:

•	Acquisitions in 2014 and 2015 contributed $2.8 million.

•	New leasing activity including contractual rent increases contributed $1.8 million.

•	Conversion from property operating income caused an increase of $1.8 million.

•	Conversion to property operating income caused a decrease of $1.3 million.

•	Dispositions in 2015 accounted for a decrease of $3.1 million.

Straight-line rent income decreased $1.4 million, or 13.0%, from the prior year as a result of the following activity:

•	Acquisitions in 2014 and 2015 contributed $0.7 million.

•	New leasing activity including contractual rent increases and the effects of current year rent abatements contributed $0.3 million.

•	The effects of prior year rent abatements that expired caused a decrease of $2.4 million.
Mortgage interest income decreased $3.6 million, or 97.5%, from the prior year primarily as a result of the following activity:

•	Acquisition in 2014 of a property in Oklahoma affiliated with Mercy Health previously funded under a construction mortgage note receivable resulted in a decrease of $2.4 million.

•	The Company's 2014 receipt of a deed in lieu of foreclosure related to a mortgage note receivable on a property in Iowa resulted in a decrease of $1.0 million.

Expenses
Property operating expenses increased $6.1 million, or 4.6%, for the year ended December 31, 2015 compared to the prior year as a result of the following activity:

•	Acquisitions in 2014 and 2015 accounted for an increase of $4.9 million.

•	Dispositions in 2015 accounted for a decrease of $0.7 million.

•	The Company experienced an overall increase in portfolio property taxes of $2.5 million, leasing commission and legal fee expense of $0.7 million and janitorial expense of $0.2 million.

•	The Company experienced an overall decrease in maintenance and repair of approximately $0.7 million and utilities expense of $0.8 million.

General and administrative expenses increased approximately $4.1 million, or 18.1%, for the year ended December 31, 2015 compared to the prior year primarily as a result of the following activity:

•	Increase in performance-based compensation expense totaling $3.4 million, including $1.7 million of non-cash stock-based award amortization.

•	Increase in pension expense of $0.4 million.

•	Increase in expenses related to potential acquisitions and developments of $0.5 million.

•	Decrease in expenses related to state income taxes of $0.2 million.

Depreciation expense increased $7.1 million, or 7.2%, for the year ended December 31, 2015 compared to the prior year. Properties acquired in 2014 and 2015 and developments completed and commencing operations contributed a combined increase of $5.1 million. The remaining $2.0 million increase is related to various building and tenant improvement expenditures.
Other Income (Expense)
Other income (expense), a net expense, decreased $23.7 million, or 33.9%, for the year ended December 31, 2015 compared to the prior year mainly due to the following activity:
Interest Expense
Interest expense decreased $6.9 million for the year ended December 31, 2015 compared to the prior year. The components of interest expense are as follows:

(Dollars in thousands)	2015	2014	Change	Percentage Change
Contractual interest	$62,215	$68,327	$(6,112)	(8.9)%
Net discount/premium accretion	376	954	(578)	(60.6)%
Deferred financing costs amortization	3,067	3,132	(65)	(2.1)%
Amortization of interest rate swap settlement	115	—	115	—%
Interest cost capitalization	(239)	—	(239)	—%
Total interest expense	$65,534	$72,413	$(6,879)	(9.5)%

Contractual interest decreased $6.1 million, or 8.9%, primarily as a result of the following activity:

•	The Unsecured Credit Facility and Unsecured Term Loan due 2019 accounted for a net increase of $0.9 million.

•	Senior Notes due 2025 were issued in the second quarter of 2015 and accounted for an increase of $6.6 million.

•	Senior Notes due 2017 were repaid in the second quarter of 2015 and accounted for a decrease of $12.2 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $1.2 million, and mortgage notes repayments accounted for a decrease of $2.4 million.

•	Scheduled monthly interest payments related to the Company's mortgage notes payable decreased $0.2 million.
Loss on Extinguishments of Debt
Loss on extinguishment of debt of approximately $28.0 million is associated with the redemption of the Senior Notes due 2017. See Note 9 to the Consolidated Financial Statements for more information.

Pension Termination
Pension termination expense of approximately $5.3 million represents the effect of the Company's termination of the Executive Retirement Plan in 2015. See Note 12 to the Consolidated Financial Statements for more information.

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

Discontinued Operations
Income from discontinued operations totaled $10.6 million and loss from discontinued operations totaled $1.8 million, respectively, for the years ended December 31, 2015 and 2014, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale as of December 31, 2014. None of the Company's 2015 dispositions initiated in 2015 met the definition of a discontinued operation as amended in Accounting Standards Update No. 2014-08, which the Company adopted in 2015. The Company disposed of one real estate property in 2015 that was classified as held for sale at December 31, 2014 and nine real estate properties in 2014 that were included in discontinued operations. One property remains classified as held for sale as of December 31, 2016.

Non-GAAP Financial Measures and Key Performance Indicators
Management considers certain non-GAAP financial measures and key performance indicators to be useful supplemental measures of the Company's operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable measure determined in accordance with generally accepted accounting principles ("GAAP"). Set forth below are descriptions of the non-GAAP financial measures management considers relevant to the Company's business and useful to investors, as well as reconciliations of these measures to the most directly comparable GAAP financial measures.
The non-GAAP financial measures and key performance indicators presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income, as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.
Funds from Operations ("FFO"), Normalized FFO and Funds Available for Distribution ("FAD")
FFO and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.”
Management believes FFO and FFO per share provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of deferred financing costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense and provision for bad debts, net; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions paid and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.

The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD for the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2016	2015	2014
Net income attributable to common stockholders	$85,571	$69,436	$31,887
Gain on sales of real estate properties	(41,044)	(67,172)	(9,283)
Impairments	121	4,325	12,029
Real estate depreciation and amortization	129,772	117,982	111,860
Total adjustments	88,849	55,135	114,606
Funds from Operations Attributable to Common Stockholders	$174,420	$124,571	$146,493
Acquisition costs	3,414	1,394	708
Write-off of deferred financing costs upon amendment of line of credit facility	81	—	—
Pension termination	4	5,260	—
Loss on extinguishment of debt	—	27,998	—
Impairment of internally-developed software	—	654	—
Severance expense	—	141	—
Security deposit recognized upon sale	—	—	(407)
Reversal of restricted stock amortization upon director / officer resignation	—	(40)	(560)
Revaluation of awards upon retirement	89	—	—
Refund of prior year overpayment of certain operating expenses	—	—	(1,919)
Normalized Funds from Operations Attributable to Common Stockholders	$178,008	$159,978	$144,315
Non-real estate depreciation and amortization	5,475	5,830	4,190
Provision for bad debt, net	(21)	(194)	34
Straight-line rent receivable, net	(7,134)	(8,829)	(10,329)
Stock-based compensation	7,509	6,069	5,011
Provision for deferred post-retirement benefits	—	385	30
Non-cash items included in cash flows from operating activities	5,829	3,261	(1,064)
2nd Generation TI	(23,692)	(12,068)	(18,551)
Leasing commissions paid	(5,210)	(7,504)	(7,001)
Capital additions	(17,122)	(16,242)	(12,591)
Funds Available for Distribution	$137,813	$127,425	$105,108
Funds from Operations per Common Share - Diluted	$1.59	$1.25	$1.51
Normalized Funds from Operations per Common Share - Diluted	$1.63	$1.60	$1.49
Weighted average common shares outstanding - Diluted	109,387	99,880	96,759

Same Store NOI
Net operating income ("NOI") and same store NOI are key performance indicators. Management considers same store NOI a supplemental measure because it allows investors, analysts and Company management to measure unlevered property-level operating results. The Company defines NOI as operating revenues (property operating revenue, single-tenant net lease revenue, and property lease guaranty revenue) less property operating expenses related specifically to the property portfolio. NOI excludes straight-line rent, general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. Same store NOI is historical and not necessarily indicative of future results.
The following table reflects the Company's same store NOI for the years ended December 31, 2016 and 2015.

			Same Store NOI for the
			Year Ended December 31,
(Dollars in thousands)	Number of Properties (1)	Gross Investment at December 31, 2016	2016	2015
Multi-tenant Properties	139	$2,438,564	$173,905	$162,736
Single-tenant Net Lease Properties	30	617,908	58,582	58,741
Total	169	$3,056,472	$232,487	$221,477
______

(1)	Properties are based on the same store definition included below and exclude assets classified as held for sale.

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

The following tables reconcile same store NOI to the respective line items in the Consolidated Statements of Income and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Net income	$85,571	$69,436
Loss (income) from discontinued operations	185	(10,600)
Income from continuing operations	85,756	58,836
General and administrative	35,805	26,925
Depreciation	116,483	106,530
Amortization	11,207	10,084
Bad debts, net of recoveries	(21)	(193)
Gain on sales of real estate properties	(41,038)	(56,602)
Interest expense	57,351	65,534
Loss on extinguishment of debt	—	27,998
Pension termination	4	5,260
Impairment of real estate assets	—	3,639
Impairment of internally-developed software	—	654
Interest and other income, net	(375)	(389)
Mortgage interest	—	(91)
Straight-line rent (component of Rental income)	(7,201)	(9,545)
Interest and other income (a)	(1,091)	(1,157)
NOI	256,880	237,483
NOI not included in same store	(24,393)	(16,006)
Same store NOI	$232,487	$221,477

(a) Other operating income reconciliation
Other operating	$4,149	$5,047
Less: Rental lease guaranty	(3,058)	(3,890)
Interest and other income	$1,091	$1,157

Reconciliation of Same Store Property Count:

Property Count as of December 31, 2016
Same store properties	169
Acquisitions	18
Development Completions	1
Reposition	14
Total owned real estate properties	202

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on its consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of December 31, 2016, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT under the Internal Revenue Code. The Company's material contractual obligations are included in the table below. As of December 31, 2016, the Company had no long-term capital lease obligations.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$1,554,775	$52,690	$276,293	$619,815	$605,977
Operating lease commitments (2)	390,065	5,719	11,778	10,902	361,666
Construction in progress (3)	16,130	12,885	3,245	—	—
Tenant improvements (4)	19,088	19,088	—	—	—
Total contractual obligations	$1,980,058	$90,382	$291,316	$630,717	$967,643
______

(1)
The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility and Unsecured Term Loan due 2019, whose balance and interest rate may fluctuate from day to day. Excluded from the table above are the discounts on the Company's outstanding senior notes of approximately $3.1 million, net premiums totaling approximately $1.1 million on 14 mortgage notes payable, and deferred financing costs totaling approximately $5.1 million which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2016. The Company’s long-term debt principal obligations are presented in more detail in the table below.

(In millions)	Principal Balance at Dec. 31, 2016	Principal Balance at Dec. 31, 2015	Maturity Date	Contractual Interest Rates at December 31, 2016	Principal Payments	Interest Payments
Unsecured Credit Facility	$107.0	$206.0	7/20	LIBOR + 1.00%	At maturity	Quarterly
Unsecured Term Loan due 2019	150.0	200.0	2/19	LIBOR + 1.20%	At maturity	Quarterly
Senior Notes due 2021	400.0	400.0	1/21	5.75%	At maturity	Semi-Annual
Senior Notes due 2023	250.0	250.0	4/23	3.75%	At maturity	Semi-Annual
Senior Notes due 2025	250.0	250.0	5/25	3.88%	At maturity	Semi-Annual
Mortgage notes payable	114.9	128.2	5/17-5/40	3.60%-6.88%	Monthly	Monthly
	$1,271.9	$1,434.2

(2)	Includes primarily the corporate office and ground leases, with expiration dates through 2115, related to various real estate investments for which the Company is currently making payments.

(3)
Includes cash flow projections related to the construction of one building. This amount includes $1.3 million of invoices that were accrued and included in construction in progress on the Company's Consolidated Balance Sheet as of December 31, 2016.

(4)	The Company has remaining tenant improvement allowances of approximately $19.1 million. The Company expects to fund these improvements in 2017.

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
If it is determined that the Company is the primary beneficiary of a VIE, the Company’s Consolidated Financial Statements would include the operating results of the VIE rather than the results of the variable interest in the VIE. The Company would also incorporate the VIE in its internal controls over financial reporting. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIE's internal controls over financial reporting could impact the Consolidated Financial Statements and its internal control over financial reporting.
Capitalization of Costs
GAAP generally allows for the capitalization of various types of costs. The rules and regulations on capitalizing costs and the subsequent depreciation or amortization of those costs versus expensing them in the period incurred vary depending on the type of costs and the reason for capitalizing the costs.
Direct costs of a development project generally include construction costs, professional services such as architectural and legal costs, travel expenses, and land acquisition costs as well as other types of fees and expenses. These costs are capitalized as part of the basis of an asset to which such costs relate. Indirect costs include capitalized interest and overhead costs. Indirect costs are capitalized during construction and on the unoccupied space in a property for up to one year after the certificate of substantial completion is received. Capitalized interest is calculated using the weighted average interest rate of the Company's unsecured debt or the interest rate on project specific debt, if applicable. The Company’s overhead costs are based on overhead load factors that are charged to a project based on direct time incurred. The Company computes the overhead load factors annually for its acquisition and development departments, which have employees who are involved in the projects. The overhead load factors are computed to absorb that portion of indirect employee costs (payroll and benefits, training, and similar costs) that are attributable to the productive time the employee incurs working directly on projects. The employees in the Company’s development departments who work on these projects maintain and report their hours daily, by project. Employee costs that are administrative, such as vacation time, sick time, or general and administrative time, are expensed in the period incurred.
Acquisition-related costs include finder’s fees, advisory, legal, accounting, valuation, other professional or consulting fees, and certain general and administrative costs are expensed in the period incurred for acquisitions accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations. These costs associated with asset acquisitions are capitalized in accordance with GAAP.

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
As of December 31, 2016 and 2015, the Company's Consolidated Balance Sheets include capitalized pursuit costs relating to potential developments totaling $2.1 million and $0.3 million, respectively. The Company expensed costs related to acquisitions totaling $4.2 million, $1.7 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the Company expensed costs related to the pursuit of developments totaling $0.3 million, $0.7 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The Company's 2016 and 2015 reviews indicated that no impairment had occurred with respect to the Company's $3.5 million goodwill asset.
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
A property or disposal group classified as held for sale is initially measured at the lower of its carrying amount or fair value less estimated costs to sell. An impairment charge is recognized for any initial adjustment of the property's or disposal group's carrying amount to its fair value less estimated costs to sell in the period the held for sale criteria are met. The fair value less estimated costs to sell the property (disposal group) should be assessed each reporting period it remains classified as held for sale. Depreciation ceases as long as a property is classified as held for sale.
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
The Company recorded impairment charges totaling $0.1 million, $4.3 million, and $12.0 million, respectively, for the years ended December 31, 2016, 2015, and 2014 related to real estate properties and other long-lived assets. The impairment charges in 2016 related to one property classified as held for sale, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell. The impairment charges in 2015 related to two properties sold and one property previously classified as held for sale, reducing the Company's carrying value on the properties to the estimated fair value of the property less estimated costs to sell. The impairment charges in 2014 related to seven properties sold, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell.
Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2016, the Company had investments of approximately $3.4 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
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
The Company also evaluates collectability of any mortgage notes and notes receivable. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of any loan collateral.
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
As of December 31, 2016, $1.0 billion of the Company’s $1.3 billion of outstanding debt bore interest at fixed rates.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance as of December 31, 2016	Calculated Annual Interest	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Unsecured Credit Facility	$107,000	$1,896	$(83)	$83
Unsecured Term Loan due 2019	150,000	2,958	(116)	116
	$257,000	$4,854	$(199)	$199

		Fair Value
(Dollars in thousands)	Carrying Value as of December 31, 2016	December 31, 2016	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2015 (1)
Fixed Rate Debt:
Senior Notes due 2021, net of discount (2)	397,147	414,837	408,115	421,617	422,287
Senior Notes due 2023, net of discount (2)	247,296	238,150	232,337	244,178	239,835
Senior Notes due 2025, net of discount (2)	247,819	239,563	232,343	247,124	242,536
Mortgage Notes Payable (2)	115,617	115,504	113,706	117,356	129,124
	$1,007,879	$1,008,054	$986,501	$1,030,275	$1,033,782
______

(1)
Fair values as of December 31, 2015 represent fair values of obligations or receivables that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

(2)	Level 3 - Fair value derived from valuation techniques in which one or more significant inputs or significant drivers are unobservable.

Item 8. Financial Statements and Supplementary Data
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Realty Trust Incorporated at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/     BDO USA, LLP

Nashville, Tennessee
February 15, 2017

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
 (Amounts in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$199,672	$198,585
Buildings, improvements and lease intangibles	3,386,480	3,135,893
Personal property	10,291	9,954
Construction in progress	11,655	19,024
Land held for development	20,123	17,452
	3,628,221	3,380,908
Less accumulated depreciation	(840,839)	(761,926)
Total real estate properties, net	2,787,382	2,618,982
Cash and cash equivalents	5,409	4,102
Restricted cash	49,098	—
Assets held for sale and discontinued operations, net	3,092	724
Other assets, net	195,666	186,416
Total assets	$3,040,647	$2,810,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,264,370	$1,424,992
Accounts payable and accrued liabilities	78,266	75,489
Liabilities of discontinued operations	614	33
Other liabilities	43,983	66,963
Total liabilities	1,387,233	1,567,477
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 116,417 and 101,517 shares issued and outstanding at December 31, 2016 and 2015, respectively.	1,164	1,015
Additional paid-in capital	2,917,914	2,461,376
Accumulated other comprehensive loss	(1,401)	(1,569)
Cumulative net income attributable to common stockholders	995,256	909,685
Cumulative dividends	(2,259,519)	(2,127,760)
Total stockholders’ equity	1,653,414	1,242,747
Total liabilities and stockholders' equity	$3,040,647	$2,810,224
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
 (Amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Rental income	$407,481	$383,333	$361,525
Mortgage interest	—	91	3,665
Other operating	4,149	5,047	5,665
	411,630	388,471	370,855
EXPENSES
Property operating	146,458	140,195	134,057
General and administrative	35,805	26,925	22,808
Depreciation	116,483	106,530	99,384
Amortization	11,207	10,084	10,820
Bad debt, net of recoveries	(21)	(193)	31
	309,932	283,541	267,100
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	41,038	56,602	—
Interest expense	(57,351)	(65,534)	(72,413)
Loss on extinguishment of debt	—	(27,998)	—
Pension termination	(4)	(5,260)	—
Impairment of real estate assets	—	(3,639)	—
Impairment of internally-developed software	—	(654)	—
Interest and other income, net	375	389	2,637
	(15,942)	(46,094)	(69,776)
INCOME FROM CONTINUING OPERATIONS	85,756	58,836	33,979
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(71)	715	967
Impairments of real estate assets	(121)	(686)	(12,029)
Gain on sales of real estate properties	7	10,571	9,283
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(185)	10,600	(1,779)
NET INCOME	85,571	69,436	32,200
Less: Net income attributable to noncontrolling interests	—	—	(313)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$85,571	$69,436	$31,887
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.79	$0.59	$0.35
Discontinued operations	0.00	0.11	(0.02)
Net income attributable to common stockholders	$0.79	$0.70	$0.33
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.78	$0.59	$0.35
Discontinued operations	0.00	0.11	(0.02)
Net income attributable to common stockholders	$0.78	$0.70	$0.33
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	108,572	99,171	95,279
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	109,387	99,880	96,759
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income
 (Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
NET INCOME	$85,571	$69,436	$32,200
Other comprehensive income (loss):
Defined benefit plans:
Reclassification adjustment for losses included in net income (Pension termination)	—	2,519	—
Net loss arising during the period	—	—	(2,570)
Forward starting interest rate swaps:
Reclassification adjustment for losses included in net income (Interest expense)	168	115	—
Losses on settlement of swaps arising during the period	—	(1,684)	—
Other comprehensive income (loss)	168	950	(2,570)
COMPREHENSIVE INCOME	85,739	70,386	29,630
Less: Comprehensive income attributable to noncontrolling interests	—	—	(313)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$85,739	$70,386	$29,317
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity
 (Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2013	$—	$959	$2,325,228	$51	$808,362	$(1,891,123)	$1,243,477	$1,809	$1,245,286
Issuance of stock, net of costs	—	31	76,800	—	—	—	76,831	—	76,831
Common stock redemption	—	(4)	(10,070)	—	—	—	(10,074)	—	(10,074)
Stock-based compensation	—	2	4,449	—	—	—	4,451	—	4,451
Net income	—	—	—	—	31,887	—	31,887	313	32,200
Defined benefit pension plan net gain	—	—	—	(2,570)	—	—	(2,570)	—	(2,570)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(116,371)	(116,371)	—	(116,371)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(510)	(510)
Purchase of noncontrolling interest in consolidated joint ventures	—	—	(6,577)	—	—	—	(6,577)	(1,612)	(8,189)
Balance at December 31, 2014	—	988	2,389,830	(2,519)	840,249	(2,007,494)	1,221,054	—	1,221,054
Issuance of stock, net of costs	—	25	66,886	—	—	—	66,911	—	66,911
Common stock redemption	—	—	(1,367)	—	—	—	(1,367)	—	(1,367)
Stock-based compensation	—	2	6,027	—	—	—	6,029	—	6,029
Net income	—	—	—	—	69,436	—	69,436	—	69,436
Amounts reclassified from accumulated other comprehensive loss arising from loss on defined benefit pension plan	—	—	—	2,519	—	—	2,519	—	2,519
Loss on forward starting interest rate swaps	—	—	—	(1,569)	—	—	(1,569)	—	(1,569)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(120,266)	(120,266)	—	(120,266)
Balance at December 31, 2015	—	1,015	2,461,376	(1,569)	909,685	(2,127,760)	1,242,747	—	1,242,747
Issuance of stock, net of costs	—	140	450,409	—	—	—	450,549	—	450,549
Common stock redemption	—	—	(1,460)	—	—	—	(1,460)	—	(1,460)
Stock-based compensation	—	9	7,589	—	—	—	7,598	—	7,598
Net income	—	—	—	—	85,571	—	85,571	—	85,571
Loss on forward starting interest rate swaps	—	—	—	168	—	—	168	—	168
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(131,759)	(131,759)	—	(131,759)
Balance at December 31, 2016	$—	$1,164	$2,917,914	$(1,401)	$995,256	$(2,259,519)	$1,653,414	$—	$1,653,414
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$85,571	$69,436	$32,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,041	120,363	116,049
Stock-based compensation	7,598	6,029	4,451
Amortization of straight-line rent receivable	(7,201)	(9,600)	(11,050)
Amortization of straight-line rent liability	67	771	721
Gain on sales of real estate assets	(41,044)	(67,229)	(9,283)
Loss on extinguishment of debt	—	27,998	—
Impairment of real estate assets	121	4,325	12,029
Pension termination	—	5,260	—
Impairment of internally-developed software	—	654	—
Provision for bad debts, net	(21)	(194)	34
Changes in operating assets and liabilities:
Other assets	(1,332)	(2,932)	(16,842)
Accounts payable and accrued liabilities	449	4,190	(1,914)
Other liabilities	(23,977)	1,304	(1,025)
Net cash provided by operating activities	151,272	160,375	125,370
INVESTING ACTIVITIES
Acquisitions of real estate	(224,944)	(154,858)	(71,899)
Development of real estate	(34,719)	(17,354)	—
Additional long-lived assets	(71,433)	(48,769)	(70,670)
Funding of mortgages and notes receivable	—	—	(1,244)
Proceeds from acquisition of real estate upon mortgage note receivable default	—	—	204
Proceeds from sales of real estate	93,253	153,281	32,398
Proceeds from mortgages and notes receivable repayments	19	1,918	5,623
Net cash used in investing activities	(237,824)	(65,782)	(105,588)
FINANCING ACTIVITIES
Net (repayments) borrowings on unsecured credit facility	(99,000)	121,000	(153,000)
Borrowings (repayments) on term loan	(50,000)	—	200,000
Borrowings of mortgage notes and bonds payable	11,500	249,793	—
Repayments on notes and bonds payable	(37,910)	(72,724)	(12,357)
Redemption of notes and bonds payable	—	(333,222)	—
Dividends paid	(131,759)	(120,266)	(116,371)
Net proceeds from issuance of common stock	450,503	66,942	76,856
Common stock redemptions	(1,756)	(1,367)	(10,074)
Settlement of swaps	—	(1,684)	—
Distributions to noncontrolling interest holders	—	—	(541)
Purchase of noncontrolling interest	—	—	(8,189)
Debt issuance and assumption costs	(4,621)	(2,482)	(1,258)
Net cash provided by (used in) financing activities	136,957	(94,010)	(24,934)
Increase (decrease) in cash, cash equivalents and restricted cash	50,405	583	(5,152)
Cash, cash equivalents and restricted cash at beginning of period	4,102	3,519	8,671
Cash, cash equivalents and restricted cash at end of period	$54,507	$4,102	$3,519
Supplemental Cash Flow Information:
Interest paid	$55,878	$69,773	$68,173
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$13,951	$28,783	$19,636
Invoices accrued for construction, tenant improvements and other capitalized costs	$11,734	$10,431	$5,594
Capitalized interest	$1,258	$239	$—
Elimination of construction mortgage note receivable upon acquisition real estate property	$—	$—	$81,213
Mortgage note receivable eliminated upon acquisition	$—	$—	$39,973
Company-financed real estate property sales	$—	$—	$1,900
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. The Company had gross investments of approximately $3.6 billion in 202 real estate properties, construction in progress, land held for development and corporate property as of December 31, 2016. The Company’s 202 owned real estate properties are located in 27 states and total approximately 14.6 million square feet. The Company provided property management services to approximately 10.3 million square feet nationwide. Square footage disclosures in this Annual Report on Form 10-K are unaudited.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities (“VIE”) where the Company controls the operating activities of the VIE.
In accordance with the consolidation accounting standards, the Company must evaluate each contractual relationship it has with its lessees, borrowers, or others to determine whether or not the contractual arrangement creates a variable interest in those entities. If the Company determines that it has a variable interest and the entity is a VIE, then management must determine whether or not the Company is the primary beneficiary of the VIE, resulting in consolidation of the VIE if the Company is the primary beneficiary. A primary beneficiary has the power to direct those activities of the VIE that most significantly impact its economic performance and has the obligation to absorb the losses of, or receive the benefits from, the VIE. The Company had no VIEs as of December 31, 2016 and 2015.
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
Segment Reporting
The Company owns, leases, acquires, manages, finances, develops and redevelops outpatient and other healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single reportable segment.
Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under Accounting Standards Codification Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable. The Company’s gross real estate assets, on a financial reporting basis, totaled approximately $3.6 billion as of December 31, 2016 and $3.4 billion as of December 31, 2015.
During 2016 and 2015, the Company eliminated against accumulated depreciation approximately $6.7 million and $6.8 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. Also during 2016 and 2015, approximately $0.1 million and $1.3 million of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation.
Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2016, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	15.0 to 38.1 years
Buildings and improvements	3.3 to 39.0 years
Lease intangibles (including ground lease intangibles)	1.9 to 99.0 years
Personal property	2.8 to 17.3 years

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
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in land held for development totaled approximately $20.1 million and $17.5 million as of December 31, 2016 and 2015, respectively.
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
Acquisitions of Real Estate Properties with In-Place Leases
Acquisitions of real estate properties with in-place leases are accounted for at fair value. When a building with in-place leases is acquired, the cost of the acquisition must be allocated between the tangible real estate assets "as-if-vacant" and the intangible real estate assets related to in-place leases based on their estimated fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The values related to above- or below-market in-place lease intangibles are amortized over the remaining term of the leases upon acquisition to rental income where the Company is the lessor and to property operating expense where the Company is the lessee, and are amortized over the remaining term of the leases upon acquisition.
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
The fair values of at-market in-place lease and other intangible assets are amortized and reflected in amortization expense in the Company’s Consolidated Statements of Income. See Note 8 for more details on the Company’s intangible assets.

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
During 2016, the Company used level one inputs to record an impairment charge in discontinued operations of approximately $0.1 million related to a property in held for sale, reducing the Company's carrying value to the estimated fair value of the property less costs to sell prior to sale.

Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. Gains and losses are reclassified from accumulated other comprehensive income into earnings once the underlying hedged transaction is recognized in earnings. As of December 31, 2016, the Company had $1.4 million recorded in accumulated other comprehensive loss related to a forward starting interest rate swap entered into and settled during 2015. See Note 10 for additional information.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. These sales proceeds will be disbursed as the Company acquires real estate investments under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The carrying amount approximates fair value due to the short term maturity of these investments. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Consolidated Balance Sheets the same amounts shown on the Company's Consolidated Statements of Cash Flows:

(Dollars in thousands)	12/31/2016	12/31/2015	12/31/2014
Cash and cash equivalents	$5,409	$4,102	$3,519
Restricted cash	49,098	—	—
Total cash, cash equivalents and restricted cash	$54,507	$4,102	$3,519

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
Mortgage Notes
The Company had no mortgage notes receivable outstanding as of December 31, 2016 and 2015 and no allowances were recorded on mortgage notes receivables during 2016 or 2015. The Company evaluates collectibility of any mortgage notes and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for either on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company’s expectation of future collectibility.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and deferred financing costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized over the term of the related credit facility or other debt instrument under the straight-line method, which approximates amortization under the effective interest method. Goodwill is not amortized but is evaluated annually as of December 31 for impairment. Both the 2016 and 2015 impairment evaluations indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 8 for more detail on the Company’s intangible assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defined Benefit Pension Plan
During 2015, the Company terminated its Executive Retirement Plan under which three of the Company’s founding officers were eligible to receive retirement benefits upon retirement. The Company recognized a total benefit obligation of $19.6 million in connection with the termination and recorded a charge of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive loss on the Company's Consolidated Balance Sheets that was being amortized. The one-time lump sum payment was paid in cash in May 2016. See Note 12 for additional information.
Stock-Based Compensation
The Company has various employee and director stock-based awards outstanding. These awards include non-vested common stock and options to purchase common stock granted to employees pursuant to the 2015 Stock Incentive Plan and its predecessor plans (the “2015 Incentive Plan”) and the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company recognizes share-based payments to employees and directors in the Consolidated Statements of Income on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date.
The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of common shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months. The Company accounts for awards to its employees under the Employee Stock Purchase Plan based on fair value, using the Black-Scholes model, and generally recognizes expense over the award’s vesting period, net of estimated forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options when they are granted in the first quarter of each year and then may record additional compensation expense in subsequent quarters as warranted. In each of the years ended December 31, 2016, 2015 and 2014, the Company recognized in general and administrative expenses approximately $0.2 million, $0.2 million, and $0.3 million, respectively, of compensation expense related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.

See Note 13 for details on the Company’s stock-based awards.
Accumulated Other Comprehensive Income (Loss)
Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, derivative instruments and unrealized gains or losses on available-for-sale securities. The Company’s accumulated other comprehensive income (loss) consists only of the loss on the effective portion of changes in the fair value of derivatives designated as cash flow hedges as of December 31, 2016. As of December 31, 2015, the Company's accumulated other comprehensive income (loss) consisted of the cumulative pension liability adjustment and changes in the fair value of derivatives designated as cash flow hedges. As of December 31, 2014, the Company's accumulated other comprehensive income (loss) consisted only of the cumulative pension liability adjustments. The Company terminated its Pension Plan during 2015 and reclassified this amount into earnings. See Note 10 for more details on the Company's derivative financial instruments and Note 12 for more details on the Company's pension termination.
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must all be met before a Company may recognize revenue, including that persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectibility is reasonably assured. Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was $32.4 million and $36.4 million, respectively, as of December 31, 2016 and 2015 which includes deferred tenant improvement reimbursements of $20.6 million and $21.3 million, respectively, which will be recognized as revenue over the life of each respective lease.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statements of Income. The components of rental income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Property operating income	$336,409	$306,550	$285,304
Single-tenant net lease	63,871	67,238	65,252
Straight-line rent	7,201	9,545	10,969
Rental income	$407,481	$383,333	$361,525
Operating expense recoveries, included in property operating income, were approximately $66.0 million, $58.9 million and $53.9 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
Additional rent, generally defined in most lease agreements as the cumulative increase in CPI from the lease start date to the CPI as of the end of the previous year, is calculated as of the beginning of each year, and is then billed and recognized as income during the year as provided for in the lease. There was no additional rental income for the years ended December 31, 2016 and 2015. Included in rental income was additional rental income, net of reserves, of approximately $0.7 million for the year ended December 31, 2014.
Mortgage Interest Income
Interest income on the Company’s mortgage notes receivable is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. The Company has no outstanding mortgage notes receivable as of December 31, 2016 and 2015. However, the Company had one fixed rate mortgage note receivable that was outstanding as of December 31, 2014, which was repaid prior to December 31, 2015. The Company amortizes any fees paid related to its mortgage notes receivable to mortgage interest income over the term of the loan on a straight-line basis which approximates amortization under the effective interest method.
Other Operating Income
Other operating income on the Company’s Consolidated Statements of Income was comprised of the following:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Property lease guaranty revenue	$3,058	$3,890	$4,430
Interest income	473	579	731
Management fee income	369	370	289
Other	249	208	215
	$4,149	$5,047	$5,665
Two and five of the Company’s owned real estate properties as of December 31, 2016 and 2015, respectively, were covered under property operating agreements between the Company and a sponsoring health system, which contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement.
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
Federal Income Taxes
No provision has been made for federal income taxes. The Company intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. The Company must distribute at least 90% per annum of its real estate investment trust taxable income to its stockholders and meet other requirements to continue to qualify as a real estate investment trust. See Note 16 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2016.
Federal tax returns for the years 2013, 2014, 2015 and 2016 are currently subject to examination by taxing authorities.
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
Discontinued Operations
The Company sells properties from time to time due to a variety of factors, including among other things, market conditions or the exercise of purchase options by tenants. The Company does not expect these dispositions to meet the amended definition of a discontinued operation as defined in Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The Company adopted ASU No. 2014-08 on a prospective basis beginning January 1, 2015 which excluded properties previously in discontinued operations prior to adoption. However, if a sale were to meet the amended definition representing a strategic shift that has or will have a major effect on the Company's operations and financial results, the operating results of the properties that have been sold or are held for sale will be reported as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented.
Assets Held for Sale
Long-lived assets held for sale are reported at the lower of their carrying amount or their fair value less cost to sell estimate. Further, depreciation of these assets ceases at the time the assets are classified as held for sale. Losses resulting from the sale of such properties are characterized as impairment losses in the Consolidated Statements of Income. See Note 5 for more detail on discontinued operations and assets held for sale.
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

New Accounting Pronouncements
Accounting Standards Update No. 2014-09 and No. 2015-14
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers," a comprehensive new revenue recognition standard that supersedes most existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under other standards.

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date." This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.

The Company plans on adopting this standard by using the full retrospective adoption method beginning on January 1, 2018. The Company's revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the Company does not expect the adoption of this standard to have a material impact on the Company's leasing revenues. The Company is continuing to evaluate the impact on other revenue sources. However, the Company does expect additional disclosures that are required from the adoption of this standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The guidance requires retrospective adoption for all prior periods presented. The following table represents the previously reported balances and reclassified balances for the impacted line items of the Consolidated Balance Sheet as of December 31, 2015:

	December 31, 2015
(in thousands)	As Previously Reported	As Reclassified
Other assets, net	$192,918	$186,416
Total assets	$2,816,726	$2,810,224

Notes and bonds payable	$1,431,494	$1,424,992
Total liabilities	$1,573,979	$1,567,477
Total liabilities and stockholders' equity	$2,816,726	$2,810,224

Accounting Standards Update No. 2015-16
In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This standard requires adjustments to provisional amounts that are identified during the measurement period after a business combination to be recognized in the reporting period in which the adjustment amounts are determined. The adjustments recognized in the current period include the effects on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company adopted this standard effective as of January 1, 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, "Leases." For lessees, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company expects that all of the leases where the Company is the lessee will be recorded on the Company's balance sheet. For lessors, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor doesn't convey risks and rewards or control, an operating lease results.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

This standard is effective for the Company for annual and interim periods beginning on January 1, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2016-13
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This update is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for the fiscal year beginning after December 15, 2019 with early adoption permitted. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes.

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

This standard is effective for the Company for annual and interim periods beginning on January 1, 2018 with early adoption permitted on a retrospective transition method to each period presented. The Company adopted this standard effective January 1, 2017. There is not expected to be a material impact on the Company's Consolidated Financial Statements and related notes resulting from the adoption of this standard.

Accounting Standards Update No. 2016-18
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows; Restricted Cash." This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company has adopted this standard for the 2016 annual reporting period. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements and related notes.

Accounting Standards Update No. 2017-01
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations; Clarifying the Definition of a Business." This update modifies the requirements to meet the definition of a business under Topic 805, "Business Combinations." The amendments provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that will need to be further evaluated. The Company believes that this amendment will result in most if its real estate acquisitions to be accounted for as asset acquisitions rather than business combinations. This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

effective January 1, 2017. The impact to the Consolidated Financial Statements and related notes as a result of the adoption of this standard is primarily related to the difference in the accounting of acquisition costs. When accounting for these costs as a part of an asset acquisition, the Company will be permitted to capitalize the costs. The Company does not believe that this will have a material impact on the Consolidated Financial Statements and related notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Property Investments
The Company invests in healthcare-related properties and mortgages located throughout the United States. The Company provides management, leasing, development and redevelopment services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The Company had gross investments of approximately $3.6 billion in 202 real estate properties, land held for development and corporate property as of December 31, 2016. The following table summarizes the Company’s investments at December 31, 2016.

(Dollars in thousands)	Number of Facilities	Land	Buildings, Improvements,and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office/outpatient:
Alabama	4	$650	$43,912	$20	$44,582	$(19,771)
Arizona	7	1,330	62,289	443	64,062	(16,082)
California	12	37,072	201,860	325	239,257	(71,152)
Colorado	10	8,257	198,119	239	206,615	(31,357)
District of Columbia	2	—	31,564	—	31,564	(11,293)
Florida	7	6,873	71,558	112	78,543	(37,988)
Hawaii	3	8,327	131,207	160	139,694	(25,869)
Illinois	3	6,142	51,620	151	57,913	(14,669)
Indiana	4	3,299	118,219	40	121,558	(24,216)
Iowa	6	12,665	80,742	94	93,501	(17,784)
Minnesota	3	2,090	46,243	—	48,333	(2,528)
Missouri	3	3,797	28,796	7	32,600	(16,810)
North Carolina	16	5,096	158,488	95	163,679	(49,158)
Oklahoma	2	7,673	101,416	—	109,089	(7,747)
Tennessee	13	11,750	223,425	303	235,478	(67,614)
Texas	43	45,117	643,386	1,262	689,765	(190,829)
Virginia	14	3,334	227,296	139	230,769	(47,309)
Washington	17	17,437	406,980	314	424,731	(42,848)
Other (8 states)	13	2,357	151,672	106	154,135	(40,028)
	182	183,266	2,978,792	3,810	3,165,868	(735,052)
Inpatient:
California	1	—	12,688	—	12,688	(7,281)
Colorado	1	623	10,788	—	11,411	(1,308)
Missouri	1	1,989	109,304	—	111,293	(9,198)
Pennsylvania	2	1,126	39,585	—	40,711	(22,826)
Texas	5	9,507	158,176	265	167,948	(34,905)
	10	13,245	330,541	265	344,051	(75,518)
Other:
Indiana	1	96	3,662	32	3,790	(2,708)
Iowa	1	—	40,339	5	40,344	(5,642)
Michigan	5	193	12,728	183	13,104	(9,173)
Tennessee	1	253	7,213	409	7,875	(2,625)
Texas	1	1,480	3,872	2	5,354	(64)
Virginia	1	1,139	9,333	2	10,474	(5,724)
	10	3,161	77,147	633	80,941	(25,936)
Land Held for Development	—	20,123	—	—	20,123	(166)
Construction in Progress	—	—	11,655	—	11,655	—
Corporate Property	—	—	—	5,583	5,583	(4,167)
	—	20,123	11,655	5,583	37,361	(4,333)
Total real estate investments	202	$219,795	$3,398,135	$10,291	$3,628,221	$(840,839)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Real Estate Leases
Real Estate Leases
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases or are supported through other financial support arrangements with expiration dates through 2036. Some leases and financial arrangements provide for fixed rent renewal terms in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease and for a short period thereafter, with an option or a right of first refusal to purchase the leased property. The Company’s portfolio of single-tenant net leases generally requires the lessee to pay minimum rent, additional rent based upon fixed percentage increases or increases in the Consumer Price Index and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
Future minimum lease payments under the non-cancelable operating leases and guaranteed amounts due to the Company under property operating agreements as of December 31, 2016 are as follows (in thousands):

2017	$315,366
2018	276,321
2019	231,077
2020	188,518
2021	154,470
2022 and thereafter	603,045
$1,768,797
Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company's largest revenue concentration is with Baylor Scott & White Health and its affiliates which accounted for 9.8%, 9.8% and 10.5% of the Company's consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise by the lessee. The Company had approximately $173.7 million in real estate properties as of December 31, 2016 that were subject to purchase options that were exercisable or become exercisable during 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Acquisitions, Dispositions and Mortgage Repayments
2016 Real Estate Acquisitions
For the year ended December 31, 2016, the Company acquired 10 medical office buildings for an aggregate purchase price of $241.9 million, including cash consideration of $224.9 million, purchase price credits of $1.0 million, capital commitments of $2.8 million and the assumption of debt of $13.2 million (excluding a $0.8 million fair value premium recorded at acquisition). The following table details the Company's acquisitions for the year ended December 31, 2016:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Purchase Price Credits (2)	Mortgage Notes Payable Assumed (3)	Cash Consideration(4)	Real Estate	Other (5)	Square Footage (Unaudited)
Real estate acquisitions
Seattle, Washington	MOB	3/31/16	$38.3	$(0.6)	$—	$37.7	$37.7	$—	69,712
Seattle, Washington	MOB	4/29/16	21.6	(2.8)	—	18.8	20.1	(1.3)	46,637
Los Angeles, California	MOB	5/13/16	20.0	(0.3)	(13.2)	6.5	20.4	(0.7)	63,012
Seattle, Washington	MOB	9/12/16	53.1	(0.1)	—	53.0	54.6	(1.6)	87,462
Washington, D.C. (6)	MOB	9/26/16	45.2	(0.1)	—	45.1	43.7	1.4	103,783
Baltimore, Maryland (7)	MOB	10/11/16	36.2	0.2	—	36.4	36.4	—	113,631
Seattle, Washington	MOB	10/17/16	9.8	—	—	9.8	9.9	(0.1)	29,753
Seattle, Washington	MOB	12/21/16	5.1	—	—	5.1	5.2	(0.1)	20,740
St. Paul, Minnesota	MOB	12/21/16	12.6	(0.1)	—	12.5	11.3	1.2	48,281
			$241.9	$(3.8)	$(13.2)	$224.9	$239.3	$(1.2)	583,011
______

(1)	MOB = medical office building

(2)	Includes tenant improvement and capital expenditure obligations assumed upon acquisition.

(3)	The mortgage note payable assumed in the acquisition does not reflect the fair value adjustments totaling $0.8 million recorded by the Company upon acquisition (included in Other).

(4)	Excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(5)	Includes assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

(6)
A director of the Company serves as the President and Chief Executive Officer of the Inova Health System. As part of this transaction, the Company assumed a ground lease and tenant leases with Loudoun Hospital Center, an affiliate of Inova Health System.

(7)	Includes two properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2016 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Building	$216.8	20.0-35.0
Land	9.7	—
Intangibles:
At-market lease intangibles	12.8	2.7-10.3
Above-market lease intangibles	0.9	0.7-3.8
Below-market lease intangibles	(0.4)	1.4-9.4
Above-market ground lease intangibles	(1.6)	99.0
Below-market ground lease intangibles	2.0	36.8-99.0
Total intangibles	13.7
Mortgage notes payable assumed, including fair value adjustments	(14.0)
Other assets acquired	0.5
Accounts payable, accrued liabilities and other liabilities assumed	(1.8)
Total cash paid	$224.9

2015 Real Estate Acquisitions
For the year ended December 31, 2015, the Company acquired eight medical office buildings and two parcels of land for an aggregate purchase price of $190.1 million, including cash consideration of $156.4 million, purchase price credits of $2.3 million, capital commitments of $3.0 million and the assumption of debt of $28.4 million (excluding a $0.4 million fair value premium recorded at acquisition). The following table details the Company's acquisitions for the year ended December 31, 2015:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Purchase Price Adjustments/ (Credits) (2)	Mortgage Notes Payable Assumed (3)	Cash Consideration (4)	Real Estate	Other (5)	Square Footage
Real estate acquisitions
San Jose, California	MOB	1/15/15	$39.3	$(0.2)	$—	$39.1	$39.2	$(0.1)	110,679
Seattle, Washington	MOB	6/26/15	14.0	(0.1)	(9.5)	4.4	13.8	0.1	35,558
Seattle, Washington	MOB	9/1/15	28.0	(0.2)	(9.4)	18.4	27.8	—	52,813
Denver, Colorado	MOB	9/14/15	6.5	(0.3)	—	6.2	6.3	(0.1)	47,508
Tacoma, Washington	MOB	10/23/15	8.8	(1.3)	—	7.5	8.6	(1.1)	33,169
Oakland, California	MOB	11/3/15	47.0	(3.4)	—	43.6	44.2	(0.6)	99,942
Seattle, Washington	MOB	11/18/15	27.6	0.1	—	27.7	27.6	0.1	60,437
Minneapolis, Minnesota	MOB	12/18/15	16.0	0.1	(9.5)	6.6	16.0	0.1	64,143
Total real estate acquisitions			$187.2	$(5.3)	$(28.4)	$153.5	$183.5	$(1.6)	504,249
Land acquisitions			2.9	—	—	2.9	2.9	—	—
			$190.1	$(5.3)	$(28.4)	$156.4	$186.4	$(1.6)	504,249
______

(1)	MOB = medical office building

(2)	Includes tenant improvement and capital expenditure obligations assumed upon acquisition.

(3)	The mortgage notes payable assumed in the acquisitions do not reflect the fair value adjustments totaling $0.4 million recorded by the Company upon acquisition (included in Other).

(4)	Excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(5)	Includes assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2015 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Building	$153.1	25.0-35.0
Land	23.2	—
Intangibles:
At-market lease intangibles	10.1	1.9-7.9
Above-market lease intangibles	0.1	0.9-4.9
Below-market lease intangibles	(0.5)	1.3-8.3
Below-market ground lease intangibles	0.9	46.3-78.5
Total intangibles	10.6
Mortgage notes payable assumed, including fair value adjustments	(28.8)
Other assets acquired	0.5
Accounts payable, accrued liabilities and other liabilities assumed	(2.2)
Total cash paid	$156.4

2016 Real Estate Asset Dispositions
During the year ended December 31, 2016, the Company disposed of six properties for an aggregate sales price of $94.7 million, including net proceeds of $93.3 million and $1.4 million of closing costs and related adjustments. The following table details the Company's dispositions for the year ended December 31, 2016:

(Dollars in millions)	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain	Square Footage (Unaudited)
Real estate dispositions
Kansas City, Kansas	MOB	10/14/16	$15.1	$—	$15.1	$7.2	$0.3	$7.6	70,908
Nashville, Tennessee	MOB	10/28/16	8.8	(0.2)	8.6	6.3	0.2	2.1	45,274
Altoona, Pennsylvania	IRF	12/20/16	21.5	(0.4)	21.1	12.4	0.6	8.1	64,032
Harrisburg, Pennsylvania	IRF	12/20/16	24.2	(0.6)	23.6	8.2	0.4	15.0	79,836
Phoenix, Arizona	IRF	12/20/16	22.3	—	22.3	13.5	1.4	7.4	51,903
Atlanta, Georgia	MOB	12/22/16	2.8	(0.2)	2.6	1.8	—	0.8	8,749
Total dispositions			$94.7	$(1.4)	$93.3	$49.4	$2.9	$41.0	320,702
______

(1)	MOB = medical office building; IRF = inpatient rehabilitation facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2015 Real Estate Asset Dispositions and Company-Financed Mortgage Note Repayments
During the year ended December 31, 2015, the Company disposed of eight medical office buildings and one surgical facility for an aggregate sales price of $158.0 million, including net proceeds of $153.1 million and $4.9 million of closing costs and related adjustments. Also, during the year ended December 31, 2015, one Company-financed mortgage note receivable totaling $1.9 million was repaid. The following table details the Company's dispositions for the year ended December 31, 2015:

(Dollars in millions)	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables)	Gain/ (Impairment)	Square Footage (Unaudited)
Real estate dispositions
Roanoke, Virginia	MOB	05/21/15	$1.0	$—	$1.0	$0.3	$—	$0.7	5,323
Indianapolis, Indiana (2)	MOB/SF	06/30/15	97.0	(3.7)	93.3	50.5	1.9	40.9	175,999
Lancaster, Pennsylvania (3)	MOB	07/17/15	18.4	—	18.4	7.4	0.4	10.6	63,914
Sarasota, Florida	MOB	09/16/15	16.3	(0.5)	15.8	10.5	0.2	5.1	119,903
Tuscon, Arizona	MOB	09/25/15	3.0	—	3.0	2.0	0.2	0.8	40,782
St. Louis, Missouri	MOB	09/30/15	3.0	(0.2)	2.8	2.9	0.2	(0.3)	13,478
Phoenix, Arizona	MOB	11/05/15	5.3	(0.3)	5.0	4.9	—	0.1	56,645
Atlanta, Georgia	MOB	12/14/15	14.0	(0.2)	13.8	4.4	0.4	9.0	58,030
Total dispositions			$158.0	$(4.9)	$153.1	$82.9	$3.3	$66.9	534,074
______

(1)	MOB = medical office building; SF = surgical facility

(2)	Includes two properties

(3)	Previously included in assets held for sale.

5. Held for Sale and Discontinued Operations
Assets and liabilities of properties sold or classified as held for sale are separately identified on the Company’s Consolidated Balance Sheets in the current period. As of December 31, 2016 and 2015, the Company had two and one properties, respectively, classified as held for sale.

As of December 31, 2016, the Company had one property remaining in assets held for sale that was classified as discontinued operations prior to the adoption of Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This property will be included in discontinued operations on the Company's Consolidated Statements of Income until such time that the Company sells the asset. None of the Company's 2015 or 2016 dispositions or assets classified as held for sale represented a strategic shift that had or will have a major effect on the Company's operations and financial results. Therefore, the 2015 and 2016 dispositions were not classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below reflects the assets and liabilities of the properties classified as held for sale and discontinued operations as of December 31, 2016 and 2015.

	December 31,
(Dollars in thousands)	2016	2015
Balance Sheet data
Land	$1,362	$422
Buildings, improvements and lease intangibles	4,410	1,350
	5,772	1,772
Accumulated depreciation	(2,977)	(1,070)
Assets held for sale, net	2,795	702
Other assets, net (including receivables)	297	22
Assets of discontinued operations, net	297	22
Assets held for sale and discontinued operations, net	$3,092	$724
Accounts payable and accrued liabilities	$22	$28
Other liabilities	592	5
Liabilities of assets held for sale and discontinued operations	$614	$33
The table below reflects the results of operations of the properties included in discontinued operations on the Company’s Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014
Statements of Income data:
Revenues (1)
Rental income	$—	$752	$5,660
Other operating	—	—	4
	—	752	5,664
Expenses (2)
Property operating	71	58	3,126
General and administrative	—	—	19
Depreciation	—	—	1,551
Bad debt, net of recoveries	—	(1)	3
	71	57	4,699
Other Income (Expense) (3)
Interest and other income, net	—	20	2
	—	20	2
Income (Loss) from Discontinued Operations	(71)	715	967
Impairments (4)	(121)	(686)	(12,029)
Gain on sales of real estate properties (5)	7	10,571	9,283
Income (Loss) from Discontinued Operations	$(185)	$10,600	$(1,779)
Income (Loss) from Discontinued Operations per Common Share - Basic	$0.00	$0.11	$(0.02)
Income (Loss) from Discontinued Operations per Common Share - Diluted	$0.00	$0.11	$(0.02)
______

(1)	Total revenues for the years ended December 31, 2015 and 2014 included $0.8 million and $5.7 million, respectively, related to properties sold.

(2)
Total expenses for the year ended December 31, 2016 included $0.1 million related to a property that is held for sale. Total expenses for the year ended December 31, 2015, and 2014 included $0.1 million and $4.7 million related to properties sold.

(3)	Other income (expense) for the years ended December 31, 2015, and 2014 included income (expense) related to properties sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)
Impairments for the years ended December 31, 2016 and 2015 included $0.1 million and $0.7 million, respectively, related to one property held for sale. Impairments for the year ended December 31, 2014 included $3.7 million related to the sale of three properties and $8.3 million on four properties, classified as held for sale and subsequently sold in 2015.

(5)
Gain on sales of real estate properties for the year ended December 31, 2016 included a gain on the sale of one property sold in 2015. Gains on the sales of real estate properties for the years ended December 31, 2015 and 2014 included gains on the sale of one and three properties, respectively.

6. Impairment Charges
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
The Company recorded impairment charges on properties sold or classified as held for sale, included in discontinued operations, for the years ended December 31, 2016, 2015 and 2014 totaling $0.1 million, $0.7 million and $12.0 million, respectively. The Company recorded impairment charges on two properties sold, included in continuing operations, for the year ended December 31, 2015 totaling $3.6 million. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.

7. Other Assets
Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, deferred financing costs and accounts receivable. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2016 and 2015 are detailed in the table below:

	December 31,
(Dollars in millions)	2016	2015 (1)
Prepaid assets	$64.8	$63.6
Straight-line rent receivables	64.6	60.4
Above-market intangible assets, net	19.1	17.3
Additional long-lived assets, net	14.5	14.8
Ground lease modification, net	10.8	11.2
Accounts receivable	8.1	8.8
Allowance for uncollectible accounts	(0.1)	(0.2)
Credit facility deferred financing costs	4.9	2.2
Goodwill	3.5	3.5
Customer relationship intangible assets, net	1.8	1.9
Other	3.7	2.9
	$195.7	$186.4
______
(1) The Company adopted ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" as of January 1, 2016. Balance Sheet data for the year ending December 31, 2015 reflects this reclassification. See Note 1 to the Consolidated Financial Statements for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, deferred financing costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2016 and 2015 consisted of the following:

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Avg. Remaining Life (Years)	Balance Sheet Classification
(Dollars in millions)	2016	2015	2016	2015
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets
Credit facility deferred financing costs	5.4	7.3	0.5	5.1	3.6	Other assets
Above-market lease intangibles	24.5	21.8	5.4	4.5	54.8	Other assets
Customer relationship intangibles	2.6	2.6	0.8	0.7	26.6	Other assets
Below-market lease intangibles	(8.8)	(7.9)	(3.2)	(3.7)	38.0	Other liabilities
Deferred financing costs	9.4	9.8	4.0	3.3	6.0	Notes & bonds payable
At-market lease intangibles	84.1	78.9	39.0	35.0	5.9	Real estate properties
	$120.7	$116.0	$46.5	$44.9	18.5
The following table represents expected amortization over the next five years of the Company’s intangible assets and liabilities in place as of December 31, 2016:

(Dollars in millions)	Future Amortization of Intangibles, net
2017	$14.1
2018	$12.1
2019	$10.2
2020	$7.3
2021	$3.3
9. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.  The Company adopted ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" as of January 1, 2016. The balances the year ending December 31, 2015 shown below reflect the required reclassification of debt issuance costs. See Note 1 to the Consolidated Financial Statements for more information.

	December 31,		Maturity Dates	Contractual Interest Rates	Principal Payments	Interest Payments
(Dollars in thousands)	2016	2015
Unsecured Credit Facility	$107,000	$206,000	7/20	LIBOR + 1.00%	At maturity	Quarterly
Unsecured Term Loan due 2019, net of issuance costs	149,491	199,257	2/19	LIBOR + 1.20%	At maturity	Quarterly
Senior Notes due 2021, net of discount and issuance costs	397,147	396,489	1/21	5.75%	At maturity	Semi-Annual
Senior Notes due 2023, net of discount and issuance costs	247,296	246,897	4/23	3.75%	At maturity	Semi-Annual
Senior Notes due 2025, net of discount and issuance costs	247,819	247,602	5/25	3.88%	At maturity	Semi-Annual
Mortgage notes payable, net of discounts and issuance costs and including premiums	115,617	128,747	5/17-5/40	3.60%-6.88%	Monthly	Monthly
	$1,264,370	$1,424,992
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2016, the Company was in compliance with its financial covenant provisions under its various debt instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unsecured Credit Facility due 2020
On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility ("Unsecured Credit Facility") with a syndicate of 17 lenders. On July 29, 2016, the Company entered into the third amendment to the Unsecured Credit Facility with a syndicate of 14 lenders to extend the maturity date to July 2020. The credit facility agreement provides the Company with two six-month extension options that could extend the maturity date to July 2021. Each option is subject to an extension fee of 0.075% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.83% to 1.55% (1.00% as of December 31, 2016). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.13% to 0.30% (0.20% as of December 31, 2016). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $4.4 million, which will be amortized over the term of the facility. The Company wrote-off certain unamortized deferred financing costs of the original facility of approximately $0.1 million upon execution of the amendment. As of December 31, 2016, the Company had $107.0 million outstanding under the Unsecured Credit Facility with an effective interest rate of approximately 1.8% and had a remaining borrowing capacity of approximately $593.0 million.
Unsecured Term Loan due 2019
In February 2014, the Company entered into a $200.0 million unsecured term loan facility ("Unsecured Term Loan due 2019") with a syndicate of nine lenders that matures on February 26, 2019. The Unsecured Term Loan due 2019 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 1.00% to 1.95% (1.20% as of December 31, 2016) based upon the Company's unsecured debt ratings. Payments under the Unsecured Term Loan due 2019 are interest only, with the full amount of the principal due at maturity. The Unsecured Term Loan due 2019 may be prepaid at any time, without penalty. The proceeds from the Unsecured Term Loan due 2019 were used by the Company to repay borrowings on its Unsecured Credit Facility. The Unsecured Term Loan due 2019 has various financial covenant provisions that are required to be met on a quarterly and annual basis that are equivalent to those of the Unsecured Credit Facility. With proceeds of the equity offering that the Company completed on July 5, 2016, the Company repaid $50.0 million of the Unsecured Term Loan due 2019 leaving an outstanding balance of $150.0 million as of December 31, 2016 with an effective interest rate of approximately 1.8%.
Senior Notes due 2021
On December 13, 2010, the Company issued $400.0 million of unsecured senior notes due 2021 (the "Senior Notes due 2021") in a registered public offering. The Senior Notes due 2021 bear interest at 5.75%, payable semi-annually on January 15 and July 15, and are due on January 15, 2021, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $3.2 million and the Company incurred $3.3 million in debt issuance costs, which yielded a 5.97% interest rate per annum upon issuance. For each of the years ended December 31, 2016, 2015 and 2014, the Company amortized approximately $0.3 million of the discount and $0.3 million of the debt issuance costs which are included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2021 on the Company’s Consolidated Balance Sheets as of December 31, 2016 and 2015:

	December 31,
(Dollars in thousands)	2016	2015
Senior Notes due 2021 face value	$400,000	$400,000
Unaccreted discount	(1,510)	(1,832)
Issuance costs	(1,343)	(1,679)
Senior Notes due 2021 carrying amount	$397,147	$396,489

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes due 2023
On March 26, 2013, the Company issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023") in a registered public offering. The Senior Notes due 2023 bear interest at 3.75%, payable semi-annually on April 15 and October 15, beginning October 15, 2013, and are due on April 15, 2023, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.1 million and the Company incurred debt issuance cost of $2.1 million, which yielded a 3.95% interest rate per annum upon issuance. For each of the years ended December 31, 2016, 2015 and 2014, the Company amortized approximately $0.2 million of the discount and $0.2 million of the debt issuance cost which are included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2023 on the Company’s Consolidated Balance Sheets as of December 31, 2016 and 2015:

	December 31,
(Dollars in thousands)	2016	2015
Senior Notes due 2023 face value	$250,000	$250,000
Unaccreted discount	(1,375)	(1,565)
Issuance costs	(1,329)	(1,538)
Senior Notes due 2023 carrying amount	$247,296	$246,897
Senior Notes due 2025
On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million and the Company incurred approximately $2.3 million in debt issuance costs which yielded a 4.08% interest rate per annum upon issuance. For the years ended December 31, 2016 and 2015, the Company amortized approximately $0.2 million and $0.1 million, respectively, of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. Concurrent with this transaction, the Company settled four forward starting swap agreements for $1.7 million. The Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2025 on the Company’s Consolidated Balance Sheets as of December 31, 2016 and 2015:

	December 31,
(Dollars in thousands)	2016	2015
Senior Notes due 2025 face value	$250,000	$250,000
Unaccreted discount	(178)	(196)
Issuance costs	(2,003)	(2,202)
Senior Notes due 2025 carrying amount	$247,819	$247,602
Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2016 and 2015. For the years ended December 31, 2016, 2015 and 2014, the Company amortized approximately $0.3 million, $0.8 million and $1.1 million of the discount and $0.9 million, $1.0 million, and $1.0 million of the premium. For the years ended December 31, 2016, 2015 and 2014, the Company also amortized approximately $0.2 million, $0.2 million, and $0.2 million of the debt issuance costs, respectively, on the mortgage notes payable which is included in interest expense on the Company’s Consolidated Statements of Income.

	December 31,
(Dollars in thousands)	2016	2015
Mortgage notes payable principal balance	$114,934	$128,161
Unamortized premium	2,569	2,704
Unaccreted discount	(1,450)	(1,779)
Issuance costs	(436)	(339)
Mortgage notes payable carrying amount	$115,617	$128,747

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the Company’s mortgage notes payable, with related collateral.

	Original Balance	Effective Interest Rate (20)	Maturity Date	Collateral (21)	Principal and Interest Payments (19)	Investment in Collateral at December 31,	Balance at December 31,
(Dollars in millions)						2016	2016	2015
Commercial Bank (1)	$13.1	5.00%	4/16	MOB	Monthly/25-yr amort.	$—	$—	$10.2
Commercial Bank (2)	8.1	4.54%	8/16	MOB	Monthly/10-yr amort.	—	—	7.4
Commercial Bank (3)	18.3	5.40%	12/16	MOB	Monthly/30-yr amort.	—	—	16.0
Life Insurance Co. (4)	4.7	7.77%	1/17	MOB	Monthly/20-yr amort.	—	—	0.4
Life Insurance Co.	7.0	5.53%	1/18	MOB	Monthly/15-yr amort.	14.3	0.7	1.4
Insurance Co. (5)	7.3	5.54%	12/18	MOB	Monthly/25-yr amort.	14.2	6.2	6.5
Commercial Bank (6)	9.5	5.07%	3/19	MOB	Monthly/5-yr amort.	13.9	9.5	9.7
Commercial Bank (7)	9.4	4.55%	7/19	MOB	Monthly/8-yr amort	27.8	9.3	9.5
Commercial Bank (8)	15.2	7.65%	7/20	MOB	(18)	20.2	12.7	12.7
Life Insurance Co. (9)	7.9	4.00%	8/20	MOB	Monthly/15-yr amort.	20.7	2.7	3.3
Life Insurance Co. (10)	7.3	5.25%	8/20	MOB	Monthly/27-yr amort.	17.9	6.7	6.9
Commercial Bank (11)	12.9	6.43%	2/21	MOB	Monthly/12-yr amort.	19.9	10.7	10.8
Life Insurance Co. (12)	13.3	4.13%	1/24	MOB	Monthly/10-yr amort.	20.5	13.6	—
Financial Services (13)	9.7	4.32%	9/24	MOB	Monthly/10-yr amort.	16.1	9.1	9.3
First Tennessee Bank	11.5	3.71%	1/26	MOB	Monthly/10-yr amort.	37.3	11.0	—
Commercial Bank (14)	15.0	5.25%	4/27	MOB	Monthly/20-yr amort.	33.4	10.4	11.1
Commercial Bank	1.8	5.55%	10/30	OTH	Monthly/27-yr amort.	7.9	1.3	1.4
Municipal Government (15) (16)	11.9	4.79%	(17)	MOB	Semi-Annual (17)	20.9	11.7	12.1
						$285.0	$115.6	$128.7
______

(1)	The Company repaid this mortgage note in February 2016.

(2)	The Company repaid this mortgage note in April 2016.

(3)	The Company repaid this mortgage note in September 2016.

(4)	The Company repaid this mortgage note in October 2016.

(5)	The unamortized portion of the $0.6 million premium recorded on this note upon acquisition is included in the balance above.

(6)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(7)	The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(8)	The unaccreted portion of the $2.4 million discount recorded on this note upon acquisition is included in the balance above.

(9)	The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(10)	The unamortized portion of the $0.4 million premium recorded on this note upon acquisition is included in the balance above.

(11)	The unaccreted portion of a $1.0 million discount recorded on this note upon acquisition is included in the balance above.

(12)	The unamortized portion of the $0.8 million premium recorded on this note upon acquisition is included in the balance above.

(13)	The unaccreted portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.

(14)	The unamortized portion of a $0.7 million premium recorded on this note upon acquisition is included in the balance above.

(15)	Balance consists of four notes secured by the same building.

(16)	The unamortized portion of the $1.0 million premium recorded on the four notes upon acquisition is included in the balance above.

(17)
These four mortgage notes payable are series municipal bonds that have maturity dates ranging from from May 2017 to May 2040. The note payable with the earliest maturity date will require principal and interest payments while the remaining notes payable will require interest only payments. One of the notes payable matures in May 2017 and the remaining three have future maturity dates but allow repayment after May 2020 without penalty. The Company intends on repaying all three notes payable at that time.

(18)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity.

(19)	Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).

(20)	The contractual interest rates for the 17 outstanding mortgage notes ranged from 3.6% to 6.9% as of December 31, 2016.

(21)	MOB-Medical office building; OTH-Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2016 were as follows:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Debt Issuance Costs	Notes and Bonds Payable	%
2017	$4,374	$(233)	$(1,086)	3,055	0.2%
2018	9,649	(295)	(1,089)	8,265	0.7%
2019	171,643	(514)	(876)	170,253	13.5%
2020	128,692	(683)	(825)	127,184	10.1%
2021	412,149	(144)	(490)	411,515	32.5%
2022 and thereafter	545,427	(75)	(1,254)	544,098	43.0%
	$1,271,934	$(1,944)	$(5,620)	1,264,370	100.0%
______

(1)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2021, Senior Notes due 2023, Senior Notes due 2025, and 14 mortgage notes payable.

Note 10. Derivative Financial Instruments
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

During the year ended December 31, 2015, the Company entered into four forward starting interest rate swaps with a total notional value of $225.0 million to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of long-term debt. That debt was issued in April 2015, as discussed in Note 9, and the forward starting interest rate swaps were terminated. As a result, the Company realized a loss at the termination date which was deferred and will be amortized over the term of the Senior Notes due 2025.

As of December 31, 2016, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income or loss (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying consolidated statements of income for the year ended December 31, 2016 and 2015 was as follows:

(Dollars in thousands)	Location	December 31, 2016	December 31, 2015
Loss on forward starting interest rate swap agreements recognized in OCI	OCI	$—	$(1,684)
Amount of loss reclassified from accumulated OCI into Income (effective portion)	Interest Expense	$(168)	$(115)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Interest Expense	$—	$—

The Company estimates that an additional $0.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges during the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2016 as follows:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	101,517,009	98,828,098	95,924,339
Issuance of common stock	14,063,100	2,493,171	3,073,445
Non-vested stock-based awards, net of withheld shares and forfeitures	836,791	195,740	(169,686)
Balance, end of year	116,416,900	101,517,009	98,828,098

Equity Offering
On July 5, 2016, the Company issued 9,200,000 shares of common stock, par value $0.01 per share, at $33.13 per share in an underwritten public offering pursuant to the Company's shelf registration statement. The net proceeds of the offering, after offering expenses, were approximately $304.6 million.
At-The-Market Equity Offering Program
The Company has in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The following table details the shares sold under this program.

	Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2016	4,795,601	$28.31 - $33.66	$144.6
2015	2,434,239	$25.00 - $29.15	$65.8
2014	3,009,761	$24.35 - $27.53	$75.7
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. A previous sales agreement with one investment bank was terminated effective February 17, 2016. During the year ended December 31, 2016, the Company sold a total of 4,795,601 shares of common stock under this program, including 664,298 shares of common stock under the previous sales agreement. The sales generated $144.6 million in net proceeds at prices ranging from $28.31 to $33.66 per share (weighted average of $30.61 per share). The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of February 15, 2017.
Dividends Declared
During 2016, the Company declared and paid common stock dividends aggregating $1.20 per share ($0.30 per share per quarter).
On January 31, 2017, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on February 28, 2017 to stockholders of record on February 14, 2017.
Authorization to Repurchase Common Stock
The Company’s Board of Directors has authorized management to repurchase up to 3,000,000 shares of the Company’s common stock. As of December 31, 2016, the Company had not repurchased any shares under this authorization. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Noncontrolling Interest Transfers
The following schedule discloses the effects of changes in the Company's ownership interest in its less-than-wholly-owned subsidiary on the Company's stockholders' equity:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net income attributable to common stockholders	$85,571	$69,436	$31,887
Transfers to noncontrolling interest:
Net decrease in the Company's additional paid-in capital for purchase of subsidiary partnership interest	—	—	(6,577)
Net transfers to the noncontrolling interest	—	—	(6,577)
Change to the Company's total stockholders' equity from net income attributable to common stockholders and transfers to noncontrolling interest	$85,571	$69,436	$25,310
Accumulated Other Comprehensive Income (Loss)
During the year ended December 31, 2014, the Company had recorded an increase to future benefit obligations related to its pension plan of $2.6 million, resulting in a decrease to Other liabilities and an offsetting decrease to Accumulated other comprehensive income (loss) which is included in Stockholders' equity on the Consolidated Balance Sheets. During the year ended December 31, 2015, the Company reclassified $2.5 million, from accumulated other comprehensive loss, which is included in stockholders' equity on the Consolidated Balance Sheets, to net income as a result of the termination of the defined benefit pension plan. See Note 12 for more information regarding the termination of the defined benefit pension plan. Also, during the year ended December 31, 2015, the Company recorded an increase to accumulated other comprehensive loss of $1.6 million, as a result of the settlement and payment of forward-starting interest rate swaps. This amount will be reclassified out of accumulated other comprehensive loss impacting net income over the 10-year term of the associated senior note issuance. See Note 10 for more information regarding the Company's forward-starting interest rate swaps.

The following table represents the changes in Accumulated other comprehensive income (loss) during the year ended December 31, 2016:

(Dollars in thousands)	Forward Starting Swaps	Defined Benefit Pension Plan	Total
Beginning balance	$(1,569)	$—	$(1,569)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	168	—	168
Net current-period other comprehensive income	168	—	168
Ending balance	$(1,401)	$—	$(1,401)

The following table represents the details regarding the reclassifications from Accumulated other comprehensive income (loss) during the year ended December 31, 2016:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
(Dollars in thousands)
Amounts reclassified from accumulated other comprehensive income (loss) related to forward starting swaps	$168	Interest Expense
	$168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Benefit Plans
Executive Retirement Plan
Effective May 5, 2015, the Company terminated its Executive Retirement Plan and recorded a charge of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive loss on the Company's Consolidated Balance Sheet that was being amortized resulting in a total benefit obligation of $19.6 million in connection with the termination of the Executive Retirement Plan. The charge includes amounts resulting from assumed additional years of service for two plan participants who have not reached age 65 and payments associated with FICA and other tax obligations.
On May 6, 2016, the Company paid the total benefit obligation of $19.6 million which reduced Other liabilities on the Company's Consolidated Balance Sheets. As a result of the termination of the plan, and included in the payment of the total benefit obligation, Mr. Emery received a lump sum amount equal to his accrued benefit under the plan of approximately $14.4 million in May 2016.

Net periodic benefit cost for the Executive Retirement Plan for the three years in the period ended December 31, 2016 is comprised of the following:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Service cost	$—	$29	$88
Interest cost	—	225	687
Amortization of prior service cost (benefit)	—	(198)	(1,189)
Amortization of net gain (loss)	—	343	469
	—	399	55
Net loss recognized in Accumulated other comprehensive income (loss)	—	—	2,570
Total recognized in net periodic benefit gain and Accumulated other comprehensive income (loss) (1)	$—	$399	$2,625
_____

(1)	2015 is a partial year due to the termination of the Executive Retirement Plan during the year.
The following table sets forth the benefit obligations as of December 31, 2016 and 2015:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Benefit obligation at beginning of year	$19,571	$16,473
Service cost	—	29
Interest cost	—	225
Benefits paid	(19,575)	(42)
Amortization of net gain/loss and prior service cost	—	145
Actuarial loss, net	—	—
Settlement loss	4	5,260
Amounts reclassified from accumulated other comprehensive loss arising from settlement on defined benefit pension plan	—	(2,519)
Benefit obligation at end of year	$—	$19,571
Amounts recognized in the Consolidated Balance Sheets are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Net liabilities included in other liabilities	$—	$(19,571)
Amounts recognized in accumulated other comprehensive income (loss)	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's assumed discount rates and compensation increases, which are used to measure the year-end benefit obligations and earnings for the subsequent year related to the Executive Retirement Plan, which was terminated on May 5, 2015 and are detailed in the following table for the three years ended December 31, 2016 :

	2016	2015	2014
Discount rates	—%	—%	4.08%
Compensation increases	—%	—%	2.7%

13. Stock and Other Incentive Plans

Stock Incentive Plan
In May 2015, the Company's stockholders approved the 2015 Incentive Plan which authorizes the Company to issue 3,500,000 shares of common stock to its employees and directors. The 2015 Incentive Plan, which superseded the 2007 Employee Stock Incentive Plan (the "Predecessor Plan"), will continue until terminated by the Company’s Board of Directors. As of December 31, 2016 and 2015, the Company had issued a total of 1,024,739 and 139,520 restricted shares, respectively, under the 2015 Incentive Plan for compensation-related awards to employees and directors, with a total of 2,475,261and 3,360,480, respectively, remaining which had not been issued. Under the Predecessor Plan for compensation-related awards to employees and directors, the Company had issued, net of forfeitures, a total of 1,878,637 and 1,816,580 restricted shares for the years ended December 31, 2015 and 2014, respectively. Non-vested shares issued under the 2015 Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. The Company recognizes the impact of forfeitures as they occur. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares. Compensation expense recognized during the years ended December 31, 2016, 2015 and 2014 from the amortization of the value of shares over the vesting period issued to employees and directors was $7.4 million, $5.9 million and $4.1 million, respectively. The following table represents expected amortization of the Company's non-vested shares issued:

(Dollars in millions)	Future Amortization of Non-Vested Shares
2017	$8.8
2018	$6.7
2019	$4.6
2020	$4.4
2021	$3.4
2022 and thereafter	$4.3
Total	$32.2

Executive Incentive Plan
On July 31, 2012, the Company adopted an Executive Incentive Plan, which was amended and restated on February 16, 2016 ("Executive Incentive Plan") to provide specific award criteria with respect to incentive awards made under the 2015 Incentive Plan subject to the discretion of the Compensation Committee. No new shares of common stock were authorized in connection with the Executive Incentive Plan. Under the terms of the Executive Incentive Plan, the Company's named executive officers, and certain other members of senior management, may earn incentive awards in the form of cash and non-vested stock. Cash incentive awards are based on individual and Company performance. Company performance is measured over a four-quarter period against targeted financial and operational metrics set in advance by the Compensation Committee. Non-vested stock awards are based on the Company's relative total shareholder return ("TSR") performance over one-year and three-year periods, measured against the Company's peer group. From 2013 through 2015, the officers could elect to receive all or a portion of the cash based awards on Company performance in the form of non-vested stock awards. This option has been eliminated from the Executive Incentive Plan beginning in 2016. For 2016, 2015 and 2014, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $2.6 million, $2.5 million, and $1.3 million, respectively. Details of the awards that have been earned from this plan are as follows:

•
On December 16, 2016, the Company granted non-vested stock awards for TSR performance to its five named executive officers and five senior vice presidents with a grant date fair value totaling $6.3 million, which were granted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in the form of 213,639 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $1.3 million for the years ended 2017, 2018, 2019, and 2020, and $1.2 million for the year ended 2021, respectively.

•
On February 16, 2016, the Company granted cash incentive and non-vested performance-based awards totaling $5.8 million to its five named executive officers and five senior vice presidents. The officers could elect cash based awards or non-vested stock awards. Cash awards totaled $1.1 million. The non-vested awards, which the officers elected to receive in lieu of cash, had a grant date fair value totaling $4.7 million, which were granted in the form of 163,788 non-vested shares, with either a three- or five-year vesting period, resulting in annual compensation expense of $1.1 million for the years ended 2017, 2018 and $0.7 million for the years ended 2019 and 2020, respectively.

•
On December 18, 2015, the Company granted non-vested stock awards for TSR performance to its five named executive officers and five senior vice presidents with a grant date fair value totaling $3.9 million. The awards were granted in the form of 139,000 non-vested shares, with a three-year vesting period, which will result in annual compensation expense of $1.3 million for the years ended 2017 and 2018, respectively.

•
On December 31, 2014, the Company granted non-vested stock awards for TSR performance to its five named executive officers and five senior vice presidents with a grant date fair value totaling $3.9 million, which were granted in the form of 140,930 non-vested shares, with a three-year vesting period, which will result in annual compensation expense of $1.3 million for the year ended 2017.

Long-Term Incentive Program
In the first quarter of 2016 and 2015, the Company granted a performance-based award to officers excluding five named executive officers and five senior vice presidents under the Long-term Incentive Program adopted under the 2015 Incentive Plan (the "LTIP") totaling approximately $1.3 million and $1.0 million, respectively, which was granted in the form of 44,162 non-vested shares and 33,145 non-vested shares, respectively. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately six years. Beginning in 2012, the Company's executive officers were no longer eligible to participate in the LTIP and beginning in 2013, five senior vice presidents were also no longer eligible to participate.

In the first quarter of 2014, the Company granted a special release of 2,968 non-vested shares to three of its officers in lieu of a cash compensation increase. The shares have a vesting period of eight years.

For 2016, 2015 and 2014, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $0.5 million, $0.3 million, and $0.1 million, respectively.

Salary Deferral Plan
The Company's salary deferral plan allows officers to elect to defer up to 50% of their base salary in the form of non-vested shares issued under the 2015 Incentive Plan subject to long-term vesting. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2016, 2015 and 2014, the Company issued 42,256 shares, 55,923 shares and 71,460 shares, respectively, to its officers through the salary deferral plan. For 2016, 2015 and 2014, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $1.1 million, $1.1 million, and $1.7 million, respectively.

Non-employee Directors Incentive Plan
The Company issues non-vested shares to its non-employee directors under the 2015 Incentive Plan. The directors’ shares issued have a one-year vesting period beginning with the May 2015 grant (previously a three-year vesting period) and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2016, 2015 and 2014, the Company issued 21,374 shares, 23,201 shares, and 26,677 shares, respectively, to its non-employee directors through the 2015 Incentive Plan. For 2016, 2015 and 2014, compensation expense resulting from the amortization of non-vested share grants to directors was approximately $1.0 million, $1.0 million, and $0.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Grants
The Company issued three one-time non-vested share grants. For 2016, compensation expense resulting from the amortization of these non-vested share grants to officers was approximately $0.1 million, respectively. The following information provides information about each grant:

•	On March 1, 2016, the Company issued 50,000 shares to the Chief Financial Officer with a 10-year vesting period, resulting in compensation expense of $0.2 million per year, beginning in 2017.

•	On December 30, 2016, the Company issued 200,000 shares to the President and Chief Executive Officer with a 10-year vesting period, resulting in compensation expense of $0.6 million per year.

•	On December 30, 2016, the Company issued 150,000 shares to the Executive Chairman with a 5-year vesting period, resulting in compensation expense of $0.9 million per year.

A summary of the activity under the 2015 Incentive Plan and related information for the three years in the period ended December 31, 2016 follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014
Stock-based awards, beginning of year	1,092,262	1,057,732	1,788,168
Granted	885,219	251,789	269,129
Vested	(190,984)	(210,955)	(931,767)
Forfeited	—	(6,304)	(67,798)
Stock-based awards, end of year	1,786,497	1,092,262	1,057,732
Weighted-average grant date fair value of:
Stock-based awards, beginning of year	$24.72	$24.01	$23.81
Stock-based awards granted during the year	$29.60	$27.70	$25.27
Stock-based awards vested during the year	$24.34	$25.05	$24.13
Stock-based awards forfeited during the year	$—	$24.80	$22.01
Stock-based awards, end of year	$27.18	$24.72	$24.01
Grant date fair value of shares granted during the year	$26,204	$6,975	$6,800
The vesting periods for the non-vested shares granted during 2016 ranged from one to ten years with a weighted-average amortization period remaining as of December 31, 2016 of approximately 5.9 years.
During 2016, 2015 and 2014, the Company withheld 48,428 shares, 49,225 shares and 371,017 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.
401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.4 million for each year during 2016, 2015 and 2014.
Dividend Reinvestment Plan
The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2016, the Company had issued 555,596 shares under the plan of which 9,575 shares were issued in 2016, 13,950 shares were issued in 2015 and 12,606 shares were issued in 2014.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of common stock. As of December 31, 2016, 2015 and 2014, the Company had a total of 63,690 shares, 96,977 shares and 88,495 shares authorized under the Employee Stock Purchase Plan, respectively, which had not been issued or optioned. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. Cash received from employees upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

exercising options under the Employee Stock Purchase Plan was approximately $1.2 million for the year ended December 31, 2016, $0.9 million for the year ended December 31, 2015, and $1.2 million for the year ended December 31, 2014.

A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2016 is as follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014
Options outstanding, beginning of year	340,958	393,902	391,108
Granted	198,450	197,640	275,655
Exercised	(57,924)	(44,462)	(51,078)
Forfeited	(22,081)	(47,176)	(63,908)
Expired	(143,082)	(158,946)	(157,875)
Options outstanding and exercisable, end of year	316,321	340,958	393,902
Weighted-average exercise price of:
Options outstanding, beginning of year	$20.70	$19.17	$17.05
Options granted during the year	$24.07	$23.22	$18.11
Options exercised during the year	$21.40	$19.41	$17.76
Options forfeited during the year	$23.16	$19.90	$18.58
Options expired during the year	$18.11	$20.41	$15.80
Options outstanding, end of year	$23.69	$20.70	$19.17
Weighted-average fair value of options granted during the year (calculated as of the grant date)	$5.37	$5.39	$4.35
Intrinsic value of options exercised during the year	$634	$381	$437
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$2,098	$2,597	$3,209
Exercise prices of options outstanding (calculated as of December 31)	$23.69	$20.70	$19.17
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8
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

	2016	2015	2014
Risk-free interest rates	1.06%	0.67%	0.38%
Expected dividend yields	4.64%	4.79%	4.94%
Expected life (in years)	1.42	1.38	1.39
Expected volatility	17.6%	21.0%	23.0%
Expected forfeiture rates	85%	80%	75%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the three years in the period ended December 31, 2016.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014
Weighted Average Common Shares
Weighted average Common Shares outstanding	109,861,580	100,280,059	97,093,960
Non-vested shares	(1,289,478)	(1,108,707)	(1,814,734)
Weighted average Common Shares - Basic	108,572,102	99,171,352	95,279,226
Weighted average Common Shares - Basic	108,572,102	99,171,352	95,279,226
Dilutive effect of non-vested shares	709,559	623,212	1,364,236
Dilutive effect of employee stock purchase plan	105,336	85,738	115,948
Weighted average Common Shares - Diluted	109,386,997	99,880,302	96,759,410
Net Income
Income from continuing operations	$85,756	$58,836	$33,979
Noncontrolling interests’ share in earnings	—	—	(313)
Income from continuing operations attributable to common stockholders	85,756	58,836	33,666
Income (loss) from discontinued operations	(185)	10,600	(1,779)
Net income attributable to common stockholders	$85,571	$69,436	$31,887
Basic Earnings (loss) Per Common Share
Income (loss) from continuing operations	$0.79	$0.59	$0.35
Income (loss) from discontinued operations	0.00	0.11	(0.02)
Net income attributable to common stockholders	$0.79	0.70	0.33
Diluted Earnings (loss) Per Common Share
Income (loss) from continuing operations	$0.78	$0.59	$0.35
Income (loss) from discontinued operations	0.00	0.11	(0.02)
Net income attributable to common stockholders	$0.78	$0.70	$0.33

15. Commitments and Contingencies
Redevelopment Activity
The Company is in the process of redeveloping two medical office buildings in Tennessee and began constructing an expansion of one of the buildings during 2015. The Company spent approximately $50.6 million on the redevelopment of these properties through December 31, 2016, including the acquisition of a land parcel for $3.1 million on which the Company built a parking garage.

Development Activity
The Company continued the development of a 98,000 square foot medical office building in Colorado during 2016. Of the total budget,$11.7 million had been spent as of December 31, 2016. Construction is expected to be completed in the second quarter of 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below details the Company’s construction activity as of December 31, 2016. The information included in the table below represents management’s estimates and expectations at December 31, 2016, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			December 31, 2016
(Dollars in thousands)	Number of Properties	Estimated Completion Date	Construction in Progress Balance	Total Funded During the Year	Total Amount Funded	Estimated Remaining Fundings (unaudited)	Estimated Total Investment (unaudited)	Approximate Square Feet (unaudited)
Construction Activity
Nashville, TN	2	Q1 2017	$—	$28,794	$50,612	6,008	$56,620	294,000
Denver, CO	1	Q2 2017	11,655	11,426	11,655	14,845	26,500	98,000
Total			$11,655	$40,220	$62,267	$20,853	$83,120	392,000
Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2016, the Company had commitments of approximately $19.1 million that is expected to be spent on tenant improvements throughout the portfolio.
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in land held for development totaled approximately $20.1 million and $17.5 million as of December 31, 2016 and 2015, respectively.
Operating Leases
As of December 31, 2016, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases. At December 31, 2016, the Company had 99 properties totaling 8.0 million square feet that were held under ground leases with a remaining weighted average term of 69.4 years, including renewal options. These ground leases typically have initial terms of 50 to 75 years with one to two renewal options extending the terms to 75 to 100 years. These ground leases have initial term expiration dates through 2115.

The Company’s corporate office lease currently covers approximately 36,653 square feet of rented space and expires on October 31, 2020. Annual base rent on the corporate office lease increases approximately 3.25% annually. The Company’s ground leases generally increase annually based on increases in the Consumer Price Index. Rental expense relating to the operating leases for the years ended December 31, 2016, 2015 and 2014 was $5.7 million, $5.1 million and $4.9 million, respectively. The Company prepaid 47 ground leases, which represented approximately $0.5 million of the Company’s rental expense for the years ended December 31, 2016, 2015, and 2014.

The Company’s future minimum lease payments for its corporate office lease and 52 ground leases, excluding leases that the Company has prepaid and leases in which an operator pays or fully reimburses the Company, as of December 31, 2016 were as follows (in thousands):

2016	$5,719
2017	5,798
2018	5,980
2019	5,840
2020	5,062
2021 and thereafter	361,666
$390,065

Environmental Matters
During 2015, the Company acquired a medical office building in Tacoma, Washington. During the due diligence period, the Company identified a specific area of the property that contains soils with above-tolerance levels of tetrachloroethylene (a dry cleaning solvent commonly known as perc) and recorded a $1.2 million liability upon acquisition. Remediation efforts are underway and the Company has funded $0.3 million in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On a tax-basis, the Company’s gross real estate assets totaled approximately $3.7 billion, $3.4 billion, and $3.3 billion as of December 31, 2016, 2015 and 2014, respectively.
The following table reconciles the Company’s consolidated net income attributable to common stockholders to taxable income for the three years ended December 31, 2016:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net income attributable to common stockholders	$85,571	$69,436	$31,887
Reconciling items to taxable income:
Depreciation and amortization	38,260	30,457	28,332
Gain or loss on disposition of depreciable assets	(32,103)	1,659	(4,940)
Impairments	121	687	—
Straight-line rent	(7,101)	(8,833)	(12,203)
Receivable allowances	2,067	571	2,074
Stock-based compensation	1,301	7,518	2,020
Other	2,236	4,304	1,213
	4,781	36,363	16,496
Taxable income (1)	$90,352	$105,799	$48,383
Dividends paid	$131,759	$120,266	$116,371
______
 (1) Before REIT dividend paid deduction.
Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2016.
For the three years ended December 31, 2016, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2016		2015		2014
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.78	65.0%	$0.61	51.0%	$0.50	42.0%
Return of capital	0.35	29.5%	0.08	6.7%	0.70	58.0%
Unrecaptured section 1250 gain	0.07	5.5%	0.51	42.3%	—	—%
Common stock distributions	$1.20	100.0%	$1.20	100.0%	$1.20	100.0%

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
State income tax expense and state income tax payments for the three years ended December 31, 2016 are detailed in the table below:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
State income tax expense:
Texas gross margins tax (1)	$562	$528	$694
Other	2	37	58
Total state income tax expense	$564	$565	$752
State income tax payments, net of refunds and collections	$544	$758	$593
______

(1)
In the table above, income tax expense for 2015 includes approximately $50 thousand that was recorded to the gain on sale of real estate properties sold, which is included in discontinued operations rather than general and administrative expenses on the Company’s Consolidated Statements of Income.

17. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

Cash, cash equivalents and restricted cash - The carrying amount approximates fair value.

Mortgage notes receivable - The fair value of mortgage notes receivable is estimated based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently, if any.

Borrowings under the Unsecured Credit Facility and Unsecured Term Loan due 2019 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.

Senior unsecured notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

Mortgage notes payable - The fair value is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

The table below details the fair value and carrying values for notes and bonds payable as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,264.4	$1,265.1	$1,425.0	$1,439.0
______
(1) Level 3 - Fair value derived from valuation techniques in which one of more significant inputs or significant value drivers are unobservable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Selected Quarterly Financial Data (unaudited)
Quarterly financial information for the year ended December 31, 2016 is summarized below.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31 (1)
2016
Revenues from continuing operations	$100,021	$102,642	$103,659	$105,309
Income from continuing operations	9,163	12,157	11,857	52,580
Loss from discontinued operations	(7)	(12)	(23)	(143)
Net income	9,156	12,145	11,834	52,437
Less: Income from noncontrolling interests	—	—	—	—
Net income attributable to common stockholders	$9,156	$12,145	$11,834	$52,437
Net income attributable to common stockholders per share:
Basic earnings per common share	$0.09	$0.12	$0.10	$0.46
Diluted earnings per common share	$0.09	$0.12	$0.10	$0.45
______
(1) The increases in net income and amounts per share for the fourth quarter of 2016 are primarily attributable to gains of $41.0 million on the sale of six properties.
Quarterly financial information for the year ended December 31, 2015 is summarized below.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31 (1)	June 30 (2)	September 30 (3)	December 31 (4)
2015
Revenues from continuing operations	$96,456	$96,708	$96,725	$98,582
Income from continuing operations	5,049	17,586	16,848	19,354
Income (loss) from discontinued operations	333	330	10,632	(696)
Net income	5,382	17,916	27,480	18,658
Less: Income from noncontrolling interests	—	—	—	—
Net income attributable to common stockholders	$5,382	$17,916	$27,480	$18,658
Net income attributable to common stockholders per share:
Basic earnings per common share	$0.05	$0.18	$0.28	$0.19
Diluted earnings per common share	$0.05	$0.18	$0.27	$0.19
______
(1) The decreases in net income and amounts per share for the first quarter of 2015 are primarily attributable to impairment charges of $3.3 million.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
We have audited Healthcare Realty Trust Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthcare Realty Trust Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Healthcare Realty Trust Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthcare Realty Trust Incorporated as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Nashville, Tennessee
February 15, 2017

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2017 under the caption “Election of Directors,” is incorporated herein by reference.
Executive Officers
The executive officers of the Company are:

Name	Age	Position
David R. Emery	72	Executive Chairman of the Board
Todd J. Meredith	42	President & Chief Executive Officer
J. Christopher Douglas	41	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	50	Executive Vice President & General Counsel
B. Douglas Whitman, II	48	Executive Vice President - Corporate Finance
Robert E. Hull	44	Executive Vice President - Investments
Mr. Emery was appointed Executive Chairman of the Board on December 30, 2016. Mr. Emery founded the Company and served as President and Chief Executive Officer from its founding in May 1992 until December 30, 2016. Prior to 1992, Mr. Emery was engaged in the development and management of commercial real estate in Nashville, Tennessee. Mr. Emery has been active in the real estate industry for over 45 years.
Mr. Meredith was appointed President and Chief Executive Officer effective December 30, 2016. He served as the Company's Executive Vice President – Investments since February 2011 and was responsible for overseeing the Company’s investment activities, including the acquisition, financing and development of medical office and other primarily outpatient medical facilities. Prior to February 2011, he led the Company’s development activities as a Senior Vice President. Before joining the Company in 2001, Mr. Meredith worked in corporate finance, most recently with Robert W. Baird & Co.
Mr. Douglas was appointed the Company's Chief Financial Officer effective March 1, 2016 and has been employed by the Company since 2003. He has served as the Company’s Senior Vice President, Acquisitions and Dispositions managing the Company’s acquisition and disposition team since 2011.  Prior to that, Mr. Douglas served as Senior Vice President, Asset Administration, administering the Company’s master lease portfolio and led a major disposition strategy in 2007.  Mr. Douglas has a background in commercial and investment banking.
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
Mr. Hull was appointed Executive Vice President - Investments effective January 1, 2017 and has been employed by the Company since 2004. He has served as Senior Vice President since March 2011, managing the Company's development and acquisition activity. Prior to that, Mr. Hull served in various capacities on the Company's investments team. Before joining the Company, Mr. Hull worked in the senior living and commercial banking industries.
New Employment Agreements
On January 1, 2017, the Company entered into an amended and restated employment agreement with Mr. Hull in connection with his promotion to the office of Executive Vice President - Investments. On February 15, 2017, the Company entered into amended and restated employment agreements with each of Mr. Bryant and Mr. Whitman to conform their existing employment agreements to those of the Company's most recent executive vice presidents. These three employment agreements are substantially similar and provide the terms summarized below.
Each agreement provides for an annual base salary of $440,721 and other benefits generally available to officers of the Company. The officers are eligible to participate in the Company’s incentive programs that provide for cash and equity incentives.
Each employment agreement may be terminated for a variety of reasons, including: for cause, not for cause, voluntarily by the officer, death, disability, constructively, or following a change-in-control. In all cases, the officer would receive all accrued salary, bonus compensation that has been awarded but not yet paid, benefits under plans of the Company, including defined contribution or health and welfare plans, accrued vacation pay and reimbursement of appropriate business expenses.
In the case of a termination other than for cause, including a constructive termination, the officer would also receive full vesting of any restricted stock awards and severance compensation equal to his base salary for a period of 18 months and two times (i) his average annual bonus compensation, if any, that he earned in the two years immediately preceding the date of termination or (ii) $352,577, whichever is greater. He would also be paid a pro-rated portion of the bonus and/or equity compensation that he would have earned for a given period in which the termination occurs.
In the event that the Employment Agreement is terminated in connection with a “change-in-control”, the officer would receive severance compensation equal to: (a) three times his annual base salary, plus (b) the greater of two times: (i) the average annual bonus compensation, if any, that he earned in the two years immediately preceding the date of termination; and (ii) $705,154, plus (c) a pro-rated portion of the bonus and/or equity compensation that he would have earned for a given period in which the termination occurs.
The Company has agreed to indemnify each of these officers for certain liabilities arising from actions taken within the scope of his employment. The Employment Agreement contains restrictive covenants pursuant to which the officer has agreed not to compete with the Company during the period of employment and any period following termination of his employment during which he is receiving severance payments, except that in the event of a change-in-control of the Company, the restrictive period shall be for one year.
The employment agreements for Mr. Bryant, Mr. Hull, and Mr. Whitman are filed as exhibits 10.8, 10.9, and 10.10, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

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
Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Securities Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2017 under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2017 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.

Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2017 under the caption “Committee Membership,” is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2017 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2017 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2017 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2017 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Historical Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2016 and December 31, 2015.
•Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
•Consolidated Statements of Equity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
•Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
•Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules:
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit Number		Description of Exhibits
1.1	—	Sales Agreement, dated February 19, 2016, between the Company and Barclays Capital Inc. (1)
1.2	—	Equity Distribution Agreement, dated February 19, 2016, between the Company and BB&T Capital Markets, a division of BB&T Securities, LLC (1)
1.3	—	Sales Agreement, dated February 19, 2016, between the Company and BMO Capital Markets Corp. (1)
1.4	—	Controlled Equity Offering Sales Agreement, dated February 19, 2016, between the Company and Cantor Fitzgerald & Co. (1)
1.5	—	Sales Agreement, dated February 19, 2016, between the Company and Credit Agricole Securities (USA) Inc. (1)
3.1	—	Second Articles of Amendment and Restatement of the Company, as amended. (3)
3.2	—	Amended and Restated Bylaws of the Company, as amended. (3)
4.1	—	Specimen stock certificate. (4)
4.2	—	Indenture, dated as of May 15, 2001 by and between the Company and Regions Bank, or trustee (as successor to the trustee named therein). (5)
4.3	—	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank as Trustee. (6)
4.4	—	Form of 6.50% Senior Note due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto). (6)
4.5	—	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank as Trustee. (7)

4.6	—	Form of 5.750% Senior Note due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto). (7)
4.7	—	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee. (8)
4.8	—	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit (4.8) hereto). (8)
4.9	__	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee. (9)
4.10	__	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto). (9)
10.1	—	Second Amended and Restated Executive Retirement Plan. (10)
10.2	—	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012. (11)
10.3	__	Second Amendment to Second Amended and Restated Executive Retirement Plan, dated as of May 5, 2015. (12)
10.4	—	2000 Employee Stock Purchase Plan. (13)
10.5	—	Dividend Reinvestment Plan, as Amended. (14)
10.6	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between David R. Emery and the Company. (15)
10.7	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company. (15)
10.8	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company. (filed herewith)
10.9	—	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company. (filed herewith)
10.10	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between B. Douglas Whitman, II and the Company. (filed herewith)
10.11	—	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company. (16)
10.12	—	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan. (15)
10.13	—	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010. (17)
10.14	—	Amendment No. 1 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated December 11, 2013. (18)
10.15	—	Amendment No. 2 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated August 4, 2015. (19)
10.16	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors. (15)
10.17	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers. (15)
10.18	—	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. (20)
10.19	—	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. (19)
10.20	—
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

10.22	—
Amendment No. 2 to Credit Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (23)

10.23	—	Third Amendment to Credit Agreement, dated as of July 29, 2016, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (24)
10.24	—	Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (23)

10.25	—	First Amendment to Term Loan, dated July 29, 2016, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (24)
11	—
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

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	—	XBRL Instance Document. (filed herewith)
101.SCH	—	XBRL Taxonomy Extension Schema Document. (filed herewith)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)

(1)	Filed as an exhibit to the Company’s Form 8-K filed February 19, 2106 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company's Form 8-K filed December 23, 2015 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2012 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2015 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(14)
Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2015 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company's Form 8-K filed February 3, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2010 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Company's Form 8-K filed October 19, 2011 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2012 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Company's Form 8-K filed February 28, 2014 and hereby incorporated by reference.

(24)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2016 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	Second Amended and Restated Executive Retirement Plan (filed as Exhibit 10.1)

2.	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012 (filed as Exhibit 10.2)

3.	Second Amendment to Second Amended and Restated Executive Retirement Plan, dated as of May 5, 2015 (filed as Exhibit 10.3)

4.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.4)

5.	Third Amended and Restated Employment Agreement, dated February 16, 2016, between David R. Emery and the Company (filed as Exhibit 10.6)

6.	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company (filed as Exhibit 10.7)

7.	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company (filed as Exhibit 10.8)

8.	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company (filed as Exhibit 10.9)

9.	Third Amended and Restated Employment Agreement, dated February 15, 2017, between B. Douglas Whitman, II and the Company (filed as Exhibit 10.10)

10.	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company (filed as Exhibit 10.11)

11.	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan (filed as Exhibit 10.12)

12.	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010 (filed as Exhibit 10.13)

13.	Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.14)

14.	Amendment No. 2 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.15)

15.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.16)

16.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.17)

17.	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.18)

18.	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.19)

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 15, 2017.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ TODD J. MEREDITH
Todd J. Meredith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Todd J. Meredith	President and Chief Executive Officer	February 15, 2017
Todd J. Meredith	(Principal Executive Officer)

/s/ J. Christopher Douglas	Executive Vice President and Chief Financial	February 15, 2017
J. Christopher Douglas	Officer (Principal Financial Officer)

/s/ Amanda L. Callaway	Senior Vice President and Chief Accounting	February 15, 2017
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ David R. Emery	Executive Chairman of the Board	February 15, 2017
David R. Emery

/s/ Nancy H. Agee	Director	February 15, 2017
Nancy H. Agee

/s/ Charles Raymond Fernandez, M.D.	Director	February 15, 2017
Charles Raymond Fernandez, M.D.

/s/ Peter F. Lyle	Director	February 15, 2017
Peter F. Lyle

/s/ Edwin B. Morris, III	Director	February 15, 2017
Edwin B. Morris, III

/s/ John Knox Singleton	Director	February 15, 2017
John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 15, 2017
Bruce D. Sullivan

/s/ Christann M. Vasquez	Director	February 15, 2017
Christann M. Vasquez

/s/ Dan S. Wilford	Director	February 15, 2017
Dan S. Wilford

Exhibit Index

Exhibit Number		Description of Exhibits
1.1	—	Sales Agreement, dated February 19, 2016, between the Company and Barclays Capital Inc. (1)
1.2	—	Equity Distribution Agreement, dated February 19, 2016, between the Company and BB&T Capital Markets, a division of BB&T Securities, LLC (1)
1.3	—	Sales Agreement, dated February 19, 2016, between the Company and BMO Capital Markets Corp. (1)
1.4	—	Controlled Equity Offering Sales Agreement, dated February 19, 2016, between the Company and Cantor Fitzgerald & Co. (1)
1.5	—	Sales Agreement, dated February 19, 2016, between the Company and Credit Agricole Securities (USA) Inc. (1)
3.1	—	Second Articles of Amendment and Restatement of the Company, as amended. (3)
3.2	—	Amended and Restated Bylaws of the Company, as amended. (3)
4.1	—	Specimen stock certificate. (4)
4.2	—	Indenture, dated as of May 15, 2001 by and between the Company and Regions Bank, or trustee (as successor to the trustee named therein). (5)
4.3	—	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Regions Bank as Trustee. (6)
4.4	—	Form of 6.50% Senior Note due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto). (6)
4.5	—	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank as Trustee. (7)
4.6	—	Form of 5.750% Senior Note due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto). (7)
4.7	—	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee. (8)
4.8	—	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit (4.8) hereto). (8)
4.9	__	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee. (9)
4.10	__	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto). (9)
10.1	—	Second Amended and Restated Executive Retirement Plan. (10)
10.2	—	Amendment to Second Amended and Restated Executive Retirement Plan, dated as of October 30, 2012. (11)
10.3	__	Second Amendment to Second Amended and Restated Executive Retirement Plan, dated as of May 5, 2015. (12)
10.4	—	2000 Employee Stock Purchase Plan. (13)
10.5	—	Dividend Reinvestment Plan, as Amended. (14)
10.6	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between David R. Emery and the Company. (15)
10.7	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company. (15)
10.8	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company. (filed herewith)
10.9	—	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company. (filed herewith)
10.10	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between B. Douglas Whitman, II and the Company. (filed herewith)
10.11	—	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company. (16)
10.12	—	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan. (15)
10.13	—	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010. (17)

10.14	—	Amendment No. 1 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated December 11, 2013. (18)
10.15	—	Amendment No. 2 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated August 4, 2015. (19)
10.16	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors. (15)
10.17	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers. (15)
10.18	—	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. (20)
10.19	—	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. (19)
10.20	—
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

10.22	—
Amendment No. 2 to Credit Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (23)

10.23	—	Third Amendment to Credit Agreement, dated as of July 29, 2016, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (24)
10.24	—	Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (23)
10.25	—	First Amendment to Term Loan, dated July 29, 2016, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (24)
11	—
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

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	—	XBRL Instance Document. (filed herewith)
101.SCH	—	XBRL Taxonomy Extension Schema Document. (filed herewith)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)

(1)	Filed as an exhibit to the Company’s Form 8-K filed February 19, 2106 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company's Form 8-K filed December 23, 2015 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 8-K filed December 31, 2008 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2012 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2015 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(14)
Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2015 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company's Form 8-K filed February 3, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2010 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Company's Form 8-K filed October 19, 2011 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2012 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Company's Form 8-K filed February 28, 2014 and hereby incorporated by reference.

(24)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2016 and hereby incorporated by reference.

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

		Balance at Beginning of Period	Additions and Deductions		Uncollectible Accounts Written-off	Balance at End of Period
Description			Charged /(Credited) to Costs and Expenses	Charged to Other Accounts
2016	Accounts and notes receivable allowance	$179	$(21)	$—	$10	$148
2015	Accounts and notes receivable allowance	$465	$(194)	$—	$92	$179
2014	Accounts and notes receivable allowance	$541	$34	$—	$110	$465

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2016

(Dollars in thousands)

			Land (1)			Buildings, Improvements, Lease Intangibles and CIP (1)
Property Type	Number of Properties	State	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Personal Property	(2) (3) (5) Total Property	(1) (3) Accumulated Depreciation	(4) Encumbrances	Date Acquired	Date Constructed
Medical office/outpatient	184	AL, AZ, CA, CO, DC, FL, GA, HI, IA, IL, IN, LA, MD, MI, MN, MO, MS, NC, NV, OH, OK, OR, SC, SD, TN, TX, VA, WA	$182,231	$2,397	$184,628	$2,536,076	$447,126	$2,983,202	$3,810	$3,171,640	$738,029	$114,269	1993-2016	1905 -2015
Inpatient	10	CA, CO, MO, PA, TX	13,095	150	13,245	316,354	14,187	330,541	265	344,051	75,518	—	1998-2013	1983 -2013
Other	10	IA, IN, MI, TN, TX, VA	3,088	73	3,161	69,951	7,196	77,147	633	80,941	25,936	1,348	1993-2015	1964 - 2015
Total Real Estate	204		198,414	2,620	201,034	2,922,381	468,509	3,390,890	4,708	3,596,632	839,483	115,617
Land Held for Develop.	—		20,123	—	20,123	—	—	—	—	20,123	166	—
Construction in Progress (5)								11,655		11,655
Corporate Property	—		—	—	—	—	—	—	5,583	5,583	4,167	—
Total Properties	204		$218,537	$2,620	$221,157	$2,922,381	$468,509	$3,402,545	$10,291	$3,633,993	$843,816	$115,617

(1)
Includes two assets held for sale as of December 31, 2016 of approximately $5.8 million (gross) and accumulated depreciation of $3.0 million, one asset held for sale as of December 31, 2015 of approximately $1.8 million (gross) and accumulated depreciation of $1.1 million; and two assets held for sale as of December 31, 2014 of approximately $13.3 million (gross) and accumulated depreciation of $4.5 million.

(2)	Total assets as of December 31, 2016 have an estimated aggregate total cost of $3.7 billion for federal income tax purposes.

(3)
Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 39.0 years, lease intangibles over to 1.9 to 99.0 years, personal property over to 2.8 to 17.3, and land improvements over 15.0 to 38.1 years.

(4)	Includes unamortized premium of $2.6 million and unaccreted discount of $1.5 million and issuance costs of $0.4 million as of December 31, 2016.

(5)	Reconciliation of Total Property and Accumulated Depreciation for the year ended December 31, 2016, 2015 and 2014 follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$3,382,680	$762,996	$3,271,536	$705,135	$3,084,166	$642,320
Additions during the period:
Real Estate acquired	239,265	3,898	183,478	3,048	166,290	2,272
Other improvements	70,595	121,592	47,985	111,625	55,340	105,257
Acquisition through Foreclosure	—	—	—	—	40,247	1,536
Land held for development	—	26	500	26	—	26
Construction in Progress	35,596	—	19,024	—	—	—
Retirement/dispositions:
Real Estate	(94,143)	(44,696)	(139,741)	(56,838)	(74,507)	(46,276)
Disposal of previously consolidated VIE	—	—	—	—	—	—
Land held for development	—	—	(102)	—	—	—
Ending Balance	$3,633,993	$843,816	$3,382,680	$762,996	$3,271,536	$705,135

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2016

The Company had no mortgage notes receivable outstanding as of December 31, 2016.

A rollforward of mortgage loans on real estate for the three years ended December 31, 2016 follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance at beginning of period	$—	$1,900	$125,547
Additions during period:
New or acquired mortgages	—	—	1,900
Increased funding on existing mortgages	—	—	1,244
	—	—	3,144
Deductions during period:
Principal repayments and reductions (1)	—	(1,900)	(5,605)
Principal reductions due to acquisitions (2)	—	—	(81,213)
Foreclosed mortgage note receivable (3)	—	—	(39,973)
	—	(1,900)	(126,791)
Balance at end of period	$—	$—	$1,900

(1)	Principal repayments for the years ended December 31, 2015 and 2014 include unscheduled principal reductions on mortgage notes of $1.9 million and $5.6 million, respectively.

(2)
In May 2014, the Company acquired a medical office building in Oklahoma for $85.4 million, including the elimination of the construction mortgage note receivable totaling $81.2 million and cash consideration of approximately $4.1 million.

(3)
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