Form 10-Q
period 2017-03-31
HEALTHCARE REALTY TRUST INC
filed 2017-05-03
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2017, the Registrant had 116,512,124 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Real estate properties:
Land	$193,101	$199,672
Buildings, improvements and lease intangibles	3,327,529	3,386,480
Personal property	9,998	10,291
Construction in progress	16,114	11,655
Land held for development	20,123	20,123
	3,566,865	3,628,221
Less accumulated depreciation and amortization	(841,296)	(840,839)
Total real estate properties, net	2,725,569	2,787,382
Cash and cash equivalents	1,478	5,409
Restricted cash	104,904	49,098
Assets held for sale and discontinued operations, net	15,111	3,092
Other assets, net	192,174	195,666
Total assets	$3,039,236	$3,040,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,278,662	$1,264,370
Accounts payable and accrued liabilities	62,746	78,266
Liabilities of properties held for sale and discontinued operations	93	614
Other liabilities	44,444	43,983
Total liabilities	1,385,945	1,387,233
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 150,000 shares authorized; 116,512 and 116,417 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,165	1,164
Additional paid-in capital	2,920,839	2,917,914
Accumulated other comprehensive loss	(1,358)	(1,401)
Cumulative net income attributable to common stockholders	1,027,101	995,256
Cumulative dividends	(2,294,456)	(2,259,519)
Total stockholders' equity	1,653,291	1,653,414
Total liabilities and stockholders' equity	$3,039,236	$3,040,647

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2017 and 2016
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES
Rental income	$104,088	$98,740
Other operating	481	1,281
	104,569	100,021
EXPENSES
Property operating	37,834	35,406
General and administrative	9,280	10,246
Depreciation	31,412	27,693
Amortization	3,040	2,700
Bad debts, net of recoveries	66	(39)
	81,632	76,006
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	23,403	—
Interest expense	(14,272)	(14,938)
Impairment of real estate assets	(323)	—
Interest and other income, net	113	86
	8,921	(14,852)
INCOME FROM CONTINUING OPERATIONS	31,858	9,163
DISCONTINUED OPERATIONS
Loss from discontinued operations	(18)	(7)
Gain on sales of real estate properties	5	—
LOSS FROM DISCONTINUED OPERATIONS	(13)	(7)
NET INCOME	$31,845	$9,156
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.28	$0.09
Discontinued operations	0.00	0.00
Net income	$0.28	$0.09
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.28	$0.09
Discontinued operations	0.00	0.00
Net income	$0.28	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	114,675	101,432
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	115,507	102,165
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
NET INCOME	$31,845	$9,156
Other comprehensive income (loss):
Forward starting interest rate swaps:
Reclassification adjustment for losses included in net income (Interest expense)	43	42
Total other comprehensive income	43	42
COMPREHENSIVE INCOME	$31,888	$9,198

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements - Continued

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
(Dollars in thousands)
(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2016	$1,164	$2,917,914	$(1,401)	$995,256	$(2,259,519)	$1,653,414
Issuance of common stock	—	815	—	—	—	815
Common stock redemptions	—	(503)	—	—	—	(503)
Stock-based compensation	1	2,613	—	—	—	2,614
Net income	—	—	—	31,845	—	31,845
Reclassification of loss on forward starting interest rate swaps	—	—	43	—	—	43
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(34,937)	(34,937)
Balance at March 31, 2017	$1,165	$2,920,839	$(1,358)	$1,027,101	$(2,294,456)	$1,653,291

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$31,845	$9,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,803	31,211
Stock-based compensation	2,614	1,948
Amortization of straight-line rent receivable	(1,751)	(2,132)
Amortization of straight-line rent liability	156	184
Gain on sales of real estate assets	(23,408)	—
Impairment of real estate assets	323	—
Provision for bad debts, net	66	(39)
Changes in operating assets and liabilities:
Other assets	(1,662)	76
Accounts payable and accrued liabilities	(14,633)	(14,267)
Other liabilities	19	(2,550)
Net cash provided by operating activities	29,372	23,587
INVESTING ACTIVITIES
Acquisitions of real estate	(14,143)	(37,953)
Development of real estate	(2,804)	(7,995)
Additional long-lived assets	(18,997)	(10,835)
Proceeds from sales of real estate	79,747	—
Proceeds from mortgages and notes receivable repayments	3	5
Net cash provided by (used in) investing activities	43,806	(56,778)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	15,000	(7,000)
Borrowings of mortgage notes and bonds payable	—	11,500
Repayments on notes and bonds payable	(1,032)	(11,317)
Dividends paid	(34,937)	(30,727)
Net proceeds from issuance of common stock	791	70,181
Common stock redemptions	(1,125)	(1,264)
Debt issuance and assumption costs	—	(110)
Net cash provided by (used in) financing activities	(21,303)	31,263
Increase (decrease) in cash, cash equivalents and restricted cash	51,875	(1,928)
Cash, cash equivalents and restricted cash at beginning of period	54,507	4,102
Cash, cash equivalents and restricted cash at end of period	$106,382	$2,174

Supplemental Cash Flow Information:
Interest paid	$14,536	$15,151
Invoices accrued for construction, tenant improvements and other capitalized costs	$11,394	$16,177
Capitalized interest	$237	$179
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that integrates owning, managing, financing and developing income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of March 31, 2017, the Company had gross investments of approximately $3.5 billion in 195 real estate properties located in 27 states totaling approximately 14.3 million square feet. The Company provided leasing and property management services to approximately 10.8 million square feet nationwide.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016. All material intercompany transactions and balances have been eliminated in consolidation.

This interim financial information should be read in conjunction with the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2017 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.

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

(Dollars in thousands)	3/31/2017	12/31/2016
Cash and cash equivalents	$1,478	$5,409
Restricted cash	104,904	49,098
Total cash, cash equivalents and restricted cash	$106,382	$54,507

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

Notes to Condensed Consolidated Financial Statements - Continued

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date." This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.

The Company plans on adopting this standard by using the full retrospective adoption method beginning on January 1, 2018. The Company's revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the Company does not expect the adoption of this standard to have a material impact on the timing and measurement of the Company's leasing revenues. The Company is continuing to evaluate the impact on other revenue sources. However, the Company does expect additional disclosures that are required from the adoption of this standard.

Accounting Standards Update No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, "Leases." For lessees, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company expects that all of the leases where the Company is the lessee will be recorded on the Company's balance sheet. For lessors, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor doesn't convey risks and rewards or control, then the lease would be classified as an operating lease.

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

Accounting Standards Update No. 2016-13
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This update is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost and certain other financial instruments be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for the fiscal for annual and interim periods beginning after December 15, 2019 with early adoption permitted. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes.

Accounting Standards Update No. 2016-15
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments." This update clarifies whether the following items should be classified as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance and bank-owned life insurance policies, (vi) distributions from equity method investees, (vii) beneficial interest in securitization transactions and (viii) receipts and payments with aspects of more than one class of cash flows.

This standard is effective for the Company for annual and interim periods beginning on January 1, 2018 with early adoption permitted on a retrospective transition method to each period presented. The Company adopted this standard effective January 1, 2017. There was not a material impact on the Company's Consolidated Financial Statements and related notes resulting from the adoption of this standard.

Accounting Standards Update No. 2017-01
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations: Clarifying the Definition of a Business." This update modifies the requirements to meet the definition of a business under Topic 805, "Business Combinations." The amendments provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that will need to be further evaluated. The Company believes that this amendment will result in most of its real estate acquisitions being

Notes to Condensed Consolidated Financial Statements - Continued

accounted for as asset acquisitions rather than business combinations. This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2017. The impact to the Consolidated Financial Statements and related notes as a result of the adoption of this standard is primarily related to the difference in the accounting of acquisition costs. When accounting for these costs as a part of an asset acquisition, the Company will be permitted to capitalize the costs. The adoption of this standard did not have a material impact on the Consolidated Financial Statements and related notes.

Accounting Standards Update No. 2017-04
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." This update eliminates Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value. This standard is effective for the Company for annual and interim periods beginning after December 15, 2019. The Company does not expect a material impact on the Consolidated Financial Statements and related notes from the adoption of this standard.

Accounting Standards Update No. 2017-05
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets." This update defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of nonfinancial assets to joint ventures. This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company does not expect a material impact on the Consolidated Financial Statements and related notes from the adoption of this standard.

Note 2. Real Estate Investments
2017 Acquisitions
The following table details the Company's acquisition for the three months ended March 31, 2017:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Cash Consideration (2)	Real Estate	Other (3)	Square Footage (unaudited)
Real estate acquisition
St. Paul, Minnesota	MOB	3/6/17	$13.5	$13.5	$13.3	$0.2	34,608
______

(1)	MOB = medical office building

(2)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(3)	Includes assets acquired, liabilities assumed, and intangibles recognized at acquisition.

2017 Dispositions
The following table details the Company's dispositions for the three months ended March 31, 2017:

(Dollars in millions)	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables)(3)	Gain	Square Footage (Unaudited)
Real estate dispositions
Evansville, Indiana	OTH	3/6/17	$6.4	$—	$6.4	$1.1	$—	$5.3	29,500
Columbus, Georgia (2)	MOB	3/7/17	0.6	—	0.6	0.6	—	—	12,000
Las Vegas, Nevada (2)	MOB	3/30/17	5.5	(0.7)	4.8	2.2	0.3	2.3	18,147
Texas (3 properties)	IRF	3/31/17	69.5	(1.6)	67.9	46.9	5.2	15.8	169,722
Total dispositions			$82.0	$(2.3)	$79.7	$50.8	$5.5	$23.4	229,369
______

(1)	OTH = Other; MOB = medical office building; IRF = inpatient rehabilitation facility

(2)	Previously classified as held for sale.

(3)	Includes straight-line rent receivables, leasing commissions and lease inducements.

Notes to Condensed Consolidated Financial Statements - Continued

Assets Held for Sale
At March 31, 2017 and December 31, 2016, the Company had three and two properties, respectively, classified as held for sale. During the first quarter of 2017, the Company reclassified three properties to held for sale that are summarized below:

•	a 78,731 square foot inpatient rehabilitation facility located in Pittsburgh, Pennsylvania reclassified to held for sale in connection with the management's decision to sell the property;

•
a 39,786 square foot inpatient rehabilitation facility located in San Antonio, Texas reclassified to held for sale in connection with the management's decision to sell the property and the Company expects to recognize a $8.5 million gain on the disposition; and

•
a 5,100 square foot medical office building located in Chicago, Illinois reclassified to held for sale in connection with the management's decision to sell the property. The Company used level one inputs to record an impairment charge of $0.3 million, reducing the carrying value to the estimated fair value of the property less costs to sell.

The table below reflects the assets and liabilities of the properties classified as held for sale and discontinued operations as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Balance Sheet data:
Land	$1,915	$1,362
Buildings, improvements and lease intangibles	28,991	4,410
	30,906	5,772
Accumulated depreciation	(16,721)	(2,977)
Real estate assets held for sale, net	14,185	2,795
Other assets, net (including receivables)	926	297
Assets held for sale and discontinued operations, net	$15,111	$3,092

Accounts payable and accrued liabilities	$93	$22
Other liabilities	—	592
Liabilities of properties held for sale and discontinued operations	$93	$614

Discontinued Operations
The following table represents the results of operations of the properties included in discontinued operations on the Company's Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Statements of Income data:
Revenues
Rental income	$—	$—
	—	—
Expenses
Property operating	18	7
	18	7
Other Income (Expense)
Interest and other income, net	—	—
	—	—
Discontinued Operations
Loss from discontinued operations	(18)	(7)
Gain on sales of real estate assets	5	—
Loss from Discontinued Operations	$(13)	$(7)

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		March 31, 2017	December 31, 2016	March 31, 2017
Unsecured Credit Facility	7/20	$122,000	$107,000	1.98%
Unsecured Term Loan Facility, net of issuance costs	2/19	149,550	149,491	2.18%
Senior Notes due 2021, net of discount and issuance costs	1/21	397,315	397,147	5.97%
Senior Notes due 2023, net of discount and issuance costs	4/23	247,397	247,296	3.95%
Senior Notes due 2025, net of discount and issuance costs	5/25	247,874	247,819	4.08%
Mortgage notes payable, net of discounts and issuance costs and including premiums	5/17-5/40	114,526	115,617	5.15%
		$1,278,662	$1,264,370

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

As of March 31, 2017, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income or loss (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 respectively, was as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016
Amount of loss reclassified from accumulated OCI into Interest Expense (effective portion)	$(43)	$(42)

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

Redevelopment Activity
The Company is in the process of finalizing the redevelopment of a medical office building in Nashville, Tennessee, which includes a 70,000 square foot expansion. During the three months ended March 31, 2017, the Company funded approximately $7.5 million on the redevelopment of this property, including approximately $1.9 million related to overages on tenant improvement projects that have yet to be finalized and collected from the tenant. The Company expects to spend an additional $3.8 million throughout the remainder of 2017.

Development Activity
The Company is developing a 98,000 square foot medical office building in Denver, Colorado. The total development budget is $26.5 million, of which $16.1 million has been spent as of March 31, 2017. The Company expects to receive the certificate of occupancy in the second quarter of 2017. Tenants are expected to begin taking occupancy in the third quarter of 2017.
Note 6. Stockholders' Equity

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31, 2017	December 31, 2016
Balance, beginning of period	116,416,900	101,517,009
Issuance of common stock	31,254	14,063,100
Nonvested share-based awards, net of withheld shares	63,803	836,791
Balance, end of period	116,511,957	116,416,900

Common Stock Authorization
On May 2, 2017, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000.

At-The-Market Equity Offering Program
No shares were sold under this program during the first quarter of 2017. The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of April 30, 2017.

Common Stock Dividends
During the three months ended March 31, 2017, the Company declared and paid common stock dividends totaling $0.30 per share. On May 2, 2017, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on May 31, 2017 to stockholders of record on May 16, 2017.

Accumulated Other Comprehensive Loss
The following table represents the changes in balances of each component and the amounts reclassified out of accumulated other comprehensive loss related to the Company during the three months ended March 31, 2017 and 2016:

	Forward-starting Interest Rate Swaps
(Dollars in thousands)	2017	2016
Beginning balance	$(1,401)	$(1,569)
Amounts reclassified from accumulated other comprehensive loss	43	42
Net accumulated other comprehensive income	43	42
Ending balance	$(1,358)	$(1,527)

Notes to Condensed Consolidated Financial Statements - Continued

Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	116,470,836	102,634,273
Nonvested shares	(1,795,752)	(1,202,185)
Weighted average Common Shares outstanding—Basic	114,675,084	101,432,088
Weighted average Common Shares outstanding—Basic	114,675,084	101,432,088
Dilutive effect of restricted stock	725,346	601,509
Dilutive effect of employee stock purchase plan	106,572	131,221
Weighted average Common Shares outstanding—Diluted	115,507,002	102,164,818
Net Income
Income from continuing operations	$31,858	$9,163
Discontinued operations	(13)	(7)
Net income	$31,845	$9,156
Basic Earnings Per Common Share
Income from continuing operations	$0.28	$0.09
Discontinued operations	0.00	0.00
Net income	$0.28	$0.09
Diluted Earnings Per Common Share
Income from continuing operations	$0.28	$0.09
Discontinued operations	0.00	0.00
Net income	$0.28	$0.09

Incentive Plans
A summary of the activity under the stock-based incentive plans for the three months ended March 31, 2017 and 2016 is included in the table below.

	Three Months Ended March 31,
	2017	2016
Stock-based awards, beginning of period	1,786,497	1,092,262
Granted	80,384	300,206
Vested	(52,842)	(65,722)
Stock-based awards, end of period	1,814,039	1,326,746

During the three months ended March 31, 2017 and 2016, the Company withheld 16,581 and 13,878 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

Notes to Condensed Consolidated Financial Statements - Continued

In addition to the stock-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three months ended March 31, 2017 and 2016 is included in the table below.

	Three Months Ended March 31,
	2017	2016
Outstanding and exercisable, beginning of period	316,321	340,958
Granted	206,824	198,450
Exercised	(11,435)	(26,689)
Forfeited	(13,782)	(7,682)
Expired	(132,310)	(143,082)
Outstanding and exercisable, end of period	365,618	361,955

Note 7. Fair Value of Financial Instruments
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

The table below details the fair values and carrying values for notes and bonds payable at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,278.7	$1,281.0	$1,264.4	$1,265.1
______

(1)	Level 3 - Fair value derived from valuation techniques in which one or more significant inputs or significant value drivers is unobservable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2016.

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

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants and sponsors, borrowings under the Company's Unsecured Credit Facility, proceeds from the sales of real estate properties and proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand and restricted cash, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.2 billion at March 31, 2017, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Dividends paid by the Company for the three months ended March 31, 2017 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.30 per common share. The Company expects that additional cash flows from existing properties, acquisitions and developments will generate sufficient cash flows from operations such that dividends for the full year 2017 will be funded by cash flows from operations.

Investing Activities
Cash flows provided by investing activities for the three months ended March 31, 2017 were approximately $43.8 million. Below is a summary of the significant investing activities.

•
The Company acquired one medical office building during the three months ended March 31, 2017 for a total purchase price and cash consideration of $13.5 million. This property is located on HealthEast Care System’s St. John’s Hospital campus.

•	The Company disposed of six properties during the three months ended March 31, 2017 for a total sales price of $82.0 million, including $69.5 million for three inpatient rehabilitation facilities.

•	The Company funded approximately $12.2 million at its development and redevelopment properties.

•	Other items funded during the three months ended March 31, 2017 include the following:

◦	first generation tenant improvements and planned capital expenditures relating to properties acquired during the most recent two-year period totaling $1.2 million;

◦	second generation tenant improvements totaling $5.3 million; and

◦	capital expenditures totaling $2.5 million.

Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2017 were approximately $21.3 million. Inflows from debt and equity totaled $15.8 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $37.1 million primarily associated with dividends paid to common stockholders. See Notes 3, 4 and 6 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Operating Activities
Cash flows provided by operating activities increased from $23.6 million for the three months ended March 31, 2016 to $29.4 million for the three months ended March 31, 2017. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, below are some of the factors and trends that management believes may impact future operations of the Company.

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 440 leases totaling 1.5 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2017. Approximately 93% of the leases expiring in 2017 are located in buildings on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first three months of the year has been within this range.

Five single-tenant net leases expire on December 31, 2017. The Company expects each of these leases to be renewed or the properties to be sold to the lessee under its applicable purchase option. The purchase option price is greater than the Company's net investment in the properties. See "Purchase Options" below.
Property Operating Agreement Expirations
Two of the Company’s owned real estate properties as of December 31, 2016 were covered under property operating agreements between the Company and a sponsoring health system. These agreements contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. One agreement expired in January 2017 and the remaining agreement will expire in February 2019. Each is expected to decrease property lease guaranty revenue by $0.2 million per quarter thereafter.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2017, leases for 86% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 56% allowing recovery of all expenses.
Purchase Options
Additional information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

		Gross Real Estate Investment as of March 31, 2017
Year Exercisable	Number of Properties	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current	5	$114,510	$—	$114,510
Remainder of 2017 (3)	7	—	49,146	49,146
2018	—	—	—	—
2019	2	41,521	—	41,521
2020	—	—	—	—
2021	1	—	14,984	14,984
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	5	18,883	221,929	240,812
2026	—	—	—	—
2027 and thereafter	3	92,870	—	92,870
Total	23	$267,784	$286,059	$553,843
_____

(1)	The purchase option price includes a fair market value component that is determined by an appraisal process.

(2)
Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 13% greater than the Company's current gross investment.

(3)
These seven properties are covered by one purchase option with a stated purchase price of $44.5 million, which is greater than the Company's net book value of $24.6 million at March 31, 2017. The Company recognized net operating income of approximately $1.5 million in the first quarter of 2017 from these properties.

Non-GAAP Financial Measures and Key Performance Indicators
Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management considers certain non-GAAP financial measures and key performance indicators to be useful supplemental measures of the Company's operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. Set forth below are descriptions of the non-GAAP financial measures and key performance indicators management considers relevant to the Company's business and useful to investors, as well as reconciliations of these measures to the most directly comparable GAAP financial measures.

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
In addition to FFO and FFO per share, the Company presents Normalized FFO, Normalized FFO per share, and funds available for distribution ("FAD"). Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of deferred financing costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense and provision for bad debts, net; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions paid and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.

The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2017	2016
Net Income	$31,845	$9,156
Gain on sales of properties	(23,408)	—
Impairments of real estate assets	323	—
Real estate depreciation and amortization	35,555	30,800
Total adjustments	12,470	30,800
Funds from Operations Attributable to Common Stockholders	$44,315	$39,956
Acquisition costs (1)	610	1,618
Revaluation of awards upon retirement	—	89
Normalized Funds from Operations Attributable to Common Stockholders	$44,925	$41,663
Non-real estate depreciation and amortization	1,355	1,390
Provision for bad debt, net	66	(39)
Straight-line rent, net	(1,595)	(1,948)
Stock-based compensation	2,614	1,859
Total non-cash items	2,440	1,262
2nd generation TI	(5,277)	(4,202)
Leasing commissions paid	(1,584)	(1,079)
Capital additions	(2,520)	(2,098)
Funds Available for Distribution	$37,984	$35,546
Funds from Operations per Common Share—Diluted	$0.38	$0.39
Normalized Funds from Operations per Common Share—Diluted	$0.39	$0.41
Weighted Average Common Shares Outstanding—Diluted	115,507	102,165
_____

(1)
The Company adopted ASU 2017-01 effective January 1, 2017. As a result of the adoption of this standard, the majority of the Company's acquisitions will be accounted for as asset acquisitions and therefore, incremental costs that are directly related to the asset acquisition will be capitalized. Beginning in the first quarter of 2017, acquisition costs also include direct incremental costs that were expensed during the period related to transactions that have not closed.

Net Operating Income
Net operating income ("NOI") and same store NOI are non-GAAP historical financial measures of performance. Management considers same store NOI a supplemental performance measure because it allows investors, analysts and Company management to measure unlevered property-level operating results. The Company defines NOI as operating revenues (property operating revenue, single-tenant net lease revenue, and property lease guaranty revenue) less property operating expenses related specifically to the property portfolio. NOI excludes straight-line rent, general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees, amortization of non-cash items, lease termination fees and other revenues and expenses not specifically related to the property portfolio. Same store NOI is historical and not necessarily indicative of future results.

The following table reflects the Company's same store NOI for the three months ended March 31, 2017 and 2016.

			Same Store NOI for the
			Three Months Ended March 31,
(Dollars in thousands)	Number of Properties	Gross Investment at March 31, 2017	2017	2016
Multi-tenant Properties	138	$2,493,309	$45,020	$43,753
Single-tenant Net Lease Properties	24	524,268	12,571	12,435
Total	162	$3,017,577	$57,591	$56,188

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

The following tables reconcile net income to same store NOI and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net income	$31,845	$9,156
Loss (income) from discontinued operations	13	7
Income from continuing operations	31,858	9,163
General and administrative expense	9,280	10,246
Depreciation expense	31,412	27,693
Amortization expense	3,040	2,700
Bad debts, net of recoveries	66	(39)
Other Income (expense)	(8,921)	14,852
Straight-line rent adjustment	(1,588)	(1,948)
Interest and other income (a)	(256)	(279)
Amortization of leasing costs (1)	(6)	(148)
Lease termination fees	(14)	(22)
Amortization of acquired above/below market leases	646	64
NOI	65,517	62,282
NOI not included in same store	(7,926)	(6,094)
Same store NOI	$57,591	$56,188

(a) Other operating income reconciliation
Other operating	$481	$1,281
Less: Rental lease guaranty income	(225)	(1,002)
	$256	$279
_____

(1)	Leasing costs include lease inducements, tenant improvement overages and leasing commissions.

Reconciliation of Same Store Property Count:

Property Count as of March 31, 2017
Same Store Properties	162
Acquisitions	18
Development Conversion	1
Reposition	14
Total Owned Real Estate Properties	195

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The Company’s results of operations for the three months ended March 31, 2017 compared to the same period in 2016 were significantly impacted by acquisitions, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Rental income increased $5.3 million, or 5.4%, to approximately $104.1 million for the three months ended March 31, 2017 compared to $98.7 million in the prior year period and is comprised of the following:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Property operating	$88,067	$80,501	$7,566	9.4%
Single-tenant net lease	14,270	16,107	(1,837)	(11.4)%
Straight-line rent	1,751	2,132	(381)	(17.9)%
Total rental income	$104,088	$98,740	$5,348	5.4%

Property operating income increased $7.6 million, or 9.4%, from the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 contributed $5.1 million.

•	Leasing activity including contractual rent increases contributed $3.4 million.

•	Dispositions in 2016 and 2017 caused a decrease of $0.9 million.

Single-tenant net lease revenue decreased $1.8 million, or 11.4%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2016 and 2017 caused a decrease of $1.6 million.

•	Reduction in lease revenue of $0.5 million upon tenant vacate and classification to held for sale.

•	Acquisitions in 2017 contributed to $0.1 million.

•	Contractual rent increases contributed $0.2 million.

Straight-line rent decreased $0.4 million, or 17.9%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $0.6 million.

•	Acquisitions in 2016 and 2017 caused an increase of $0.2 million.

Expenses
Property operating expenses increased $2.4 million, or 6.9%, for the three months ended March 31, 2017 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2016 and 2017 caused an increase of $1.7 million.

•
Increases in portfolio property tax of approximately $0.6 million, compensation-related expenses of approximately $0.2 million, janitorial expense of approximately $0.2 million, and utilities expense of approximately $0.1 million.

•	Dispositions in 2016 and 2017 caused a decrease of $0.4 million.

General and administrative expenses decreased approximately $1.0 million, or 9.4%, for the three months ended March 31, 2017 compared to the prior year period primarily as a result of the following activity:

•	Decrease in expenses related to actual and potential acquisitions and developments of $1.6 million.

•	Increase in performance-based compensation expense of $0.4 million.

•	Increase in payroll compensation of $0.1 million.

•	Increase in professional fees and other administrative costs of $0.1 million.

Depreciation expense increased $3.7 million, or 13.4%, for the three months ended March 31, 2017 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 caused an increase of $2.2 million.

•	Various building and tenant improvement expenditures caused an increase of $2.5 million.

•	Dispositions in 2016 and 2017 caused a decrease of $0.6 million.

•	Assets that became fully depreciated resulted in a decrease of $0.4 million.

Other income (expense)
In 2017, the Company recorded gains of approximately $23.4 million on the sale of five properties and an impairment charge of approximately $0.3 million of one property. There were no such transactions in the first quarter of 2016.
Interest expense decreased $0.7 million for the three months ended March 31, 2017 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Contractual interest	$13,803	$14,364	$(561)	(3.9)%
Net discount/premium accretion	52	(29)	81	(279.3)%
Deferred financing costs amortization	611	740	(129)	(17.4)%
Interest rate swap amortization	43	42	1	2.4%
Interest cost capitalization	(237)	(179)	(58)	32.4%
Total interest expense	$14,272	$14,938	$(666)	(4.5)%

Contractual interest expense decreased $0.6 million primarily due to the following activity:

•	Unsecured Credit Facility repayments resulted in a decrease in interest expense of approximately $0.2 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.3 million.

•	Unsecured Term Loan repayments resulted in a decrease in interest expense of approximately $0.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2017, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2017, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	15,695	$30.31	—	—
February 1 - February 28	886	30.35	—	—
March 1 - March 31	—	—	—	—
Total	16,581

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 10.1	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company. (7)

Exhibit 10.2	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company. (7)

Exhibit 10.3	Third Amended and Restated Employment Agreement, dated February 15, 2017, between B. Douglas Whitman, II and the Company. (7)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (filed herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
________________

(1)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2016 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	May 3, 2017

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Regions Bank, as trustee(3)

Exhibit 4.3	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Regions Bank, as Trustee(4)

Exhibit 4.4	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Regions Bank, as Trustee(5)

Exhibit 4.6	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Regions Bank, as Trustee(6)

Exhibit 4.8	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 10.1	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company. (7)

Exhibit 10.2	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company. (7)

Exhibit 10.3	Third Amended and Restated Employment Agreement, dated February 15, 2017, between B. Douglas Whitman, II and the Company. (7)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (filed herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
________________

(1)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2016 and hereby incorporated by reference.