Form 10-Q
period 2017-06-30
HEALTHCARE REALTY TRUST INC
filed 2017-08-02
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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

As of July 31, 2017, the Registrant had 116,545,032 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Real estate properties:
Land	$193,072	$199,672
Buildings, improvements and lease intangibles	3,388,734	3,386,480
Personal property	10,155	10,291
Construction in progress	—	11,655
Land held for development	20,123	20,123
	3,612,084	3,628,221
Less accumulated depreciation and amortization	(864,573)	(840,839)
Total real estate properties, net	2,747,511	2,787,382
Cash and cash equivalents	2,033	5,409
Restricted cash	9,151	49,098
Assets held for sale and discontinued operations, net	8,767	3,092
Other assets, net	191,036	195,666
Total assets	$2,958,498	$3,040,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,203,146	$1,264,370
Accounts payable and accrued liabilities	62,121	78,266
Liabilities of properties held for sale and discontinued operations	398	614
Other liabilities	46,556	43,983
Total liabilities	1,312,221	1,387,233
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 and 150,000 shares authorized; 116,545 and 116,417 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,165	1,164
Additional paid-in capital	2,923,519	2,917,914
Accumulated other comprehensive loss	(1,316)	(1,401)
Cumulative net income attributable to common stockholders	1,052,326	995,256
Cumulative dividends	(2,329,417)	(2,259,519)
Total stockholders' equity	1,646,277	1,653,414
Total liabilities and stockholders' equity	$2,958,498	$3,040,647

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2017 and 2016
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Rental income	$104,869	$101,472	$208,957	$200,212
Other operating	376	1,170	857	2,451
	105,245	102,642	209,814	202,663
EXPENSES
Property operating	38,184	36,263	76,018	71,668
General and administrative	8,005	7,756	16,699	15,828
Acquisition and pursuit costs	785	373	1,371	2,547
Depreciation and amortization	34,823	31,290	69,274	61,684
Bad debts, net of recoveries	105	78	171	39
	81,902	75,760	163,533	151,766
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	16,124	1	39,527	1
Interest expense	(14,315)	(14,815)	(28,587)	(29,753)
Pension termination	—	(4)	—	(4)
Impairment of real estate assets	(5)	—	(328)	—
Interest and other income, net	77	93	189	179
	1,881	(14,725)	10,801	(29,577)
INCOME FROM CONTINUING OPERATIONS	25,224	12,157	57,082	21,320
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(19)	(17)	(27)
Gain on sales of real estate properties	—	7	5	7
LOSS FROM DISCONTINUED OPERATIONS	—	(12)	(12)	(20)
NET INCOME	$25,224	$12,145	$57,070	$21,300
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.22	$0.12	$0.50	$0.21
Discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.22	$0.12	$0.50	$0.21
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.22	$0.12	$0.49	$0.21
Discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.22	$0.12	$0.49	$0.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	114,721	103,988	114,698	102,710
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	115,674	104,770	115,597	103,471
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30	$0.60	$0.60
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME	$25,224	$12,145	$57,070	$21,300
Other comprehensive income:
Forward starting interest rate swaps:
Reclassification adjustment for losses included in net income (Interest expense)	42	42	85	84
Total other comprehensive income	42	42	85	84
COMPREHENSIVE INCOME	$25,266	$12,187	$57,155	$21,384

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statement of Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2016	$1,164	$2,917,914	$(1,401)	$995,256	$(2,259,519)	$1,653,414
Issuance of common stock	—	1,041	—	—	—	1,041
Common stock redemptions	—	(502)	—	—	—	(502)
Stock-based compensation	1	5,066	—	—	—	5,067
Net income	—	—	—	57,070	—	57,070
Reclassification of loss on forward starting interest rate swaps	—	—	85	—	—	85
Dividends to common stockholders ($0.60 per share)	—	—	—	—	(69,898)	(69,898)
Balance at June 30, 2017	$1,165	$2,923,519	$(1,316)	$1,052,326	$(2,329,417)	$1,646,277

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$57,070	$21,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,504	63,280
Stock-based compensation	5,067	3,798
Amortization of straight-line rent receivable	(3,534)	(4,223)
Amortization of straight-line rent liability	316	368
Gain on sales of real estate assets	(39,532)	(8)
Impairment of real estate assets	328	—
Provision for bad debts, net	171	39
Changes in operating assets and liabilities:
Other assets	536	3,139
Accounts payable and accrued liabilities	(10,236)	(7,927)
Other liabilities	2,281	(20,287)
Net cash provided by operating activities	83,971	59,479
INVESTING ACTIVITIES
Acquisitions of real estate	(53,536)	(63,172)
Development of real estate	(10,098)	(18,982)
Additional long-lived assets	(36,329)	(29,286)
Proceeds from sales of real estate	117,010	—
Proceeds from mortgages and notes receivable repayments	10	9
Net cash provided by (used in) investing activities	17,057	(111,431)
FINANCING ACTIVITIES
Net repayments on unsecured credit facility	(72,000)	(16,000)
Borrowings of notes and bonds payable	—	11,500
Repayments on notes and bonds payable	(2,249)	(19,963)
Dividends paid	(69,898)	(62,239)
Net proceeds from issuance of common stock	1,005	145,125
Common stock redemptions	(1,125)	(1,282)
Debt issuance and assumption costs	(84)	(265)
Net cash (used in) provided by financing activities	(144,351)	56,876
(Decrease) increase in cash, cash equivalents and restricted cash	(43,323)	4,924
Cash, cash equivalents and restricted cash at beginning of period	54,507	4,102
Cash, cash equivalents and restricted cash at end of period	$11,184	$9,026

Supplemental Cash Flow Information:
Interest paid	$27,570	$28,692
Invoices accrued for construction, tenant improvements and other capitalized costs	$6,355	$12,745
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$12,460	$13,951
Capitalized interest	$484	$452
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a self-managed, self-administered real estate investment trust ("REIT") that integrates owning, leasing, managing, financing, developing and redeveloping income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of June 30, 2017, the Company had gross investments of approximately $3.6 billion in 197 real estate properties located in 26 states totaling approximately 14.5 million square feet. The Company provided leasing and property management services to approximately 10.9 million square feet nationwide.

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. These sales proceeds will be disbursed as the Company acquires real estate investments under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The carrying amount approximates fair value due to the short term maturity of these investments. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Consolidated Balance Sheets to the combined amounts shown on the Company's Consolidated Statements of Cash Flows:

(Dollars in thousands)	6/30/2017	12/31/2016
Cash and cash equivalents	$2,033	$5,409
Restricted cash	9,151	49,098
Total cash, cash equivalents and restricted cash	$11,184	$54,507

Reclassifications
Condensed Consolidated Statements of Income
Certain reclassifications have been made on the Company's Condensed Consolidated Statements of Income. The Company reclassified acquisition and pursuit costs from the general and administrative line item to a separate line item. The acquisition and pursuit costs line item includes direct third party and travel costs related to the Company's pursuit of acquisitions and developments. In addition, the Company combined the line items labeled depreciation and amortization into one line item. These reclassifications are as follows:

	June 30, 2016
	Three Months Ended		Six Months Ended
(in thousands)	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
General and administrative	$8,129	$7,756	$18,375	$15,828
Acquisition and pursuit costs	—	373	—	2,547
Total	$8,129	$8,129	$18,375	$18,375

Depreciation	$28,528	$—	$56,221	$—
Amortization	2,762	—	5,463	—
Depreciation and amortization	—	31,290	—	61,684
Total	$31,290	$31,290	$61,684	$61,684

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

Accounting Standards Update No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, "Leases." For lessees, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company expects that all of the leases where the Company is the lessee will be recorded on the Company's balance sheet. For lessors, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor doesn't convey risks and rewards or control, then the lease would be classified as an operating lease.

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

Accounting Standards Update No. 2016-13
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This update is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost and certain other financial instruments be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes.

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

Accounting Standards Update No. 2017-01
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations: Clarifying the Definition of a Business." This update modifies the requirements to meet the definition of a business under Topic 805, "Business Combinations." The amendments provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The Company believes that this amendment will result in most of its real estate acquisitions being accounted for as asset acquisitions rather than business combinations. This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2017. The impact to the Consolidated Financial Statements and related notes as a result of the adoption of this standard is primarily related to the difference in the accounting of acquisition costs. When accounting for these costs as a part of an asset acquisition, the Company will be permitted to capitalize the costs. The adoption of this standard did not have a material impact on the Consolidated Financial Statements and related notes.

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

Accounting Standards Update No. 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation - Scope of Modification Accounting." This update provides guidance about which changes to the terms and conditions of share-based awards require an entity to apply modification accounting in Topic 718. This standard is effective for the Company for the annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company does not expect a material impact on the Consolidated Financial Statements and related notes from the adoption of this standard.

Note 2. Real Estate Investments
2017 Acquisitions
The following table details the Company's acquisitions for the six months ended June 30, 2017 (dollars in millions):

Location	Type (1)	Date Acquired	Purchase Price	Mortgage Note Payable Assumed (2)	Cash Consideration (3)	Real Estate	Other (4)	Square Footage
St. Paul, Minnesota	MOB	3/6/17	$13.5	$—	$13.5	$13.3	$0.2	34,608
San Francisco, California	MOB	6/12/17	26.8	—	26.8	26.8	—	75,649
Washington, D.C.	MOB	6/13/17	24.0	(12.1)	12.5	24.8	(0.2)	62,379
Total acquisitions			$64.3	$(12.1)	$52.8	$64.9	$—	172,636
______

(1)	MOB = medical office building

(2)	The mortgage note payable assumed in the acquisition does not reflect the fair value adjustments totaling $0.4 million recorded by the Company upon acquisition (included in Other).

(3)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(4)	Includes assets acquired, liabilities assumed, and intangibles recognized at acquisition.

2017 Dispositions
The following table details the Company's dispositions for the six months ended June 30, 2017 (dollars in millions):

Location	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables)(3)	Gain	Square Footage
Evansville, Indiana	OTH	3/6/17	$6.4	$—	$6.4	$1.1	$—	$5.3	29,500
Columbus, Georgia (2)	MOB	3/7/17	0.6	—	0.6	0.6	—	—	12,000
Las Vegas, Nevada (2)	MOB	3/30/17	5.5	(0.7)	4.8	2.2	0.3	2.3	18,147
Texas (3 properties)	IRF	3/31/17	69.5	(1.6)	67.9	46.9	5.2	15.8	169,722
Chicago, Illinois (2)	MOB	6/16/17	0.5	(0.1)	0.4	0.4	—	—	5,100
San Antonio, Texas (2)	IRF	6/29/17	14.5	(0.2)	14.3	5.1	0.9	8.3	39,786
Roseburg, Oregon	MOB	6/29/17	23.2	(0.6)	22.6	14.5	0.3	7.8	62,246
Total dispositions			$120.2	$(3.2)	$117.0	$70.8	$6.7	$39.5	336,501
______

(1)	OTH = other; MOB = medical office building; IRF = inpatient rehabilitation facility

(2)	Previously classified as held for sale.

(3)	Includes straight-line rent receivables, leasing commissions and lease inducements.

Subsequent Acquisition
On July 31, 2017, the Company acquired a 42,780 square foot medical office building in Los Angeles, California for a purchase price of $16.3 million.

Potential Disposition
The Company is under contract to sell an off-campus, 79,980 square foot medical office building located in St. Louis, Missouri. The Company's net investment in the property is approximately $7.4 million at June 30, 2017. The sales price of the building will be approximately $2.6 million. In July 2017, the sale became probable based on the expiration of the due diligence period and therefore, the Company reclassified the property to held for sale and recognized a $5.2 million impairment using level one input.

Assets Held for Sale
At June 30, 2017 and December 31, 2016, the Company had one and two properties, respectively, classified as held for sale. During the six months ended June 30, 2017, the Company reclassified three properties to held for sale and four properties were sold. A summary of each of the properties reclassified as held for sale is below:

•	a 78,731 square foot inpatient rehabilitation facility located in Pittsburgh, Pennsylvania reclassified to held for sale in connection with management's decision to sell the property;

•
a 39,786 square foot inpatient rehabilitation facility located in San Antonio, Texas reclassified to held for sale in connection with management's decision to sell the property. The Company sold this property in the second quarter of 2017 and recognized an $8.3 million gain on the disposition; and

•
a 5,100 square foot medical office building located in Chicago, Illinois reclassified to held for sale in connection with management's decision to sell the property. In the first quarter of 2017, the Company recorded an impairment charge of $0.3 million using level one inputs. The Company sold this property in the second quarter of 2017 and recognized an immaterial impairment loss on the disposition.

The table below reflects the assets and liabilities of the properties classified as held for sale and discontinued operations as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Balance Sheet data:
Land	$1,125	$1,362
Buildings, improvements and lease intangibles	18,231	4,410
	19,356	5,772
Accumulated depreciation	(10,657)	(2,977)
Real estate assets held for sale, net	8,699	2,795
Other assets, net (including receivables)	68	297
Assets held for sale and discontinued operations, net	$8,767	$3,092

Accounts payable and accrued liabilities	$186	$22
Other liabilities	213	592
Liabilities of properties held for sale and discontinued operations	$399	$614

Discontinued Operations
The following table represents the results of operations of the properties included in discontinued operations on the Company's Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Statements of Income data:
Revenues
Rental income	$—	$—	$—	$—
	—	—	—	—
Expenses
Property operating	—	19	17	27
	—	19	17	27
Other Income (Expense)
Interest and other income, net	—	—	—	—
	—	—	—	—
Discontinued Operations
Loss from discontinued operations	—	(19)	(17)	(27)
Gain on sales of real estate assets	—	7	5	7
Loss from Discontinued Operations	$—	$(12)	$(12)	$(20)

Note 3. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		June 30, 2017	December 31, 2016	June 30, 2017
Unsecured Credit Facility	7/20	$35,000	$107,000	2.22%
Unsecured Term Loan Facility, net of issuance costs	2/19	149,609	149,491	2.42%
Senior Notes due 2021, net of discount and issuance costs	1/21	397,483	397,147	5.97%
Senior Notes due 2023, net of discount and issuance costs	4/23	247,499	247,296	3.95%
Senior Notes due 2025, net of discount and issuance costs	5/25	247,930	247,819	4.08%
Mortgage notes payable, net of discounts and issuance costs and including premiums	1/18-5/40	125,625	115,617	5.06%
		$1,203,146	$1,264,370

Changes in Debt Structure
On May 1, 2017, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.50% per annum with outstanding principal of $0.2 million. The mortgage note encumbered a 60,476 square foot medical office building located in Minnesota.
On June 13, 2017, in connection with the acquisition of a 62,379 square foot medical office property in Washington D.C., the Company assumed a $12.1 million mortgage note payable (excluding a fair value premium adjustment of $0.4 million). The mortgage note payable has a contractual interest rate of 4.69% per annum (effective rate of 4.27% per annum).

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

As of June 30, 2017, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income or loss (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016 respectively, was as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amount of loss reclassified from accumulated OCI into Interest Expense (effective portion)	$(42)	$(42)	$(85)	$(84)

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

Redevelopment Activity
The Company is in the process of finalizing the redevelopment of a medical office building in Nashville, Tennessee, which includes a 70,000 square foot expansion. During the six months ended June 30, 2017, the Company funded approximately $10.3 million on the redevelopment of this property, including approximately $3.1 million related to overages on tenant improvement projects that have yet to be finalized and collected from the tenant. The Company expects to spend an additional $2.2 million throughout the remainder of 2017.

Development Activity
The Company is developing a 99,957 square foot medical office building in Denver, Colorado. The total development budget is $26.5 million, of which $21.6 million has been spent as of June 30, 2017. The Company received the certificate of substantial completion on the core and shell in the second quarter of 2017. Tenants are expected to begin taking occupancy in the third quarter of 2017.

Note 6. Stockholders' Equity

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2017 and the year ended December 31, 2016:

	June 30, 2017	December 31, 2016
Balance, beginning of period	116,416,900	101,517,009
Issuance of common stock	41,020	14,063,100
Nonvested share-based awards, net of withheld shares	87,034	836,791
Balance, end of period	116,544,954	116,416,900

Common Stock Authorization
On May 2, 2017, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000.

At-The-Market Equity Offering Program
No shares were sold under this program during the six months ended June 30, 2017. The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of July 31, 2017.

Common Stock Dividends
During the six months ended June 30, 2017, the Company declared and paid common stock dividends totaling $0.60 per share. On August 1, 2017, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on August 31, 2017 to stockholders of record on August 11, 2017.

Accumulated Other Comprehensive Loss
The following table represents the changes in balances of each component and the amounts reclassified out of accumulated other comprehensive loss related to the Company during the six months ended June 30, 2017 and 2016:

	Forward-starting Interest Rate Swaps
(Dollars in thousands)	2017	2016
Beginning balance	$(1,401)	$(1,569)
Amounts reclassified from accumulated other comprehensive loss	85	84
Net accumulated other comprehensive income	85	84
Ending balance	$(1,316)	$(1,485)

Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	116,528,181	105,306,479	116,499,667	103,970,376
Nonvested shares	(1,807,082)	(1,318,730)	(1,801,448)	(1,260,457)
Weighted average Common Shares outstanding—Basic	114,721,099	103,987,749	114,698,219	102,709,919
Weighted average Common Shares outstanding—Basic	114,721,099	103,987,749	114,698,219	102,709,919
Dilutive effect of restricted stock	861,037	691,064	796,283	646,341
Dilutive effect of employee stock purchase plan	92,228	90,732	102,327	114,274
Weighted average Common Shares outstanding—Diluted	115,674,364	104,769,545	115,596,829	103,470,534
Net Income
Income from continuing operations	$25,224	$12,157	$57,082	$21,320
Discontinued operations	—	(12)	(12)	(20)
Net income	$25,224	$12,145	$57,070	$21,300
Basic Earnings Per Common Share
Income from continuing operations	$0.22	$0.12	$0.50	$0.21
Discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.22	$0.12	$0.50	$0.21
Diluted Earnings Per Common Share
Income from continuing operations	$0.22	$0.12	$0.49	$0.21
Discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.22	$0.12	$0.49	$0.21

Incentive Plans
A summary of the activity under the stock-based incentive plans for the three and six months ended June 30, 2017 and 2016 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based awards, beginning of period	1,814,039	1,326,746	1,786,497	1,092,262
Granted	23,231	21,374	103,615	321,580
Vested	(39,584)	(36,951)	(92,426)	(102,673)
Stock-based awards, end of period	1,797,686	1,311,169	1,797,686	1,311,169

During the six months ended June 30, 2017 and 2016, the Company withheld 16,581 and 14,442 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested. No such shares were withheld during the three months ended June 30, 2017.

In addition to the stock-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and six months ended June 30, 2017 and 2016 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Outstanding and exercisable, beginning of period	365,618	361,955	316,321	340,958
Granted	—	—	206,824	198,450
Exercised	(7,595)	(10,839)	(19,030)	(37,528)
Forfeited	(13,451)	(6,208)	(27,233)	(13,890)
Expired	—	—	(132,310)	(143,082)
Outstanding and exercisable, end of period	344,572	344,908	344,572	344,908

Note 7. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

Cash and cash equivalents - The carrying amount approximates fair value due to the short term maturity of these investments.

Borrowings under the unsecured credit facility due 2020 and unsecured term loan facility due 2019 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.

Senior Notes and Mortgage Notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

The table below details the fair values and carrying values for notes and bonds payable at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,203.1	$1,208.3	$1,264.4	$1,265.1
______

(1)	Level 3 - Fair value derived from valuation techniques in which one or more significant inputs or significant value drivers is unobservable.

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

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand and restricted cash, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.3 billion at June 30, 2017, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Investing Activities
Cash flows provided by investing activities for the six months ended June 30, 2017 were approximately $17.1 million. Below is a summary of the significant investing activities.

•
The Company acquired three medical office buildings totaling 172,636 square feet during the six months ended June 30, 2017 for a total purchase price of $64.3 million, including cash consideration of $52.8 million and the assumption of a mortgage note payable totaling $12.1 million (excluding a fair value premium adjustment of $0.4 million). These properties are located on Fairview Health Services' St. John’s Hospital campus, Sutter Health's Santa Rosa Regional Hospital campus, and Trinity Health's Holy Cross Hospital campus.

•	The Company disposed of nine properties during the six months ended June 30, 2017 for a total sales price of $120.2 million, including $84.0 million for four inpatient rehabilitation facilities.

•	The Company funded approximately $21.1 million at its development and redevelopment properties.

•	Other items funded during the six months ended June 30, 2017 include the following:

◦	first generation tenant improvements and planned capital expenditures relating to properties acquired during the most recent two-year period totaling $2.6 million;

◦	second generation tenant improvements totaling $9.0 million; and

◦	capital expenditures totaling $8.2 million.

Subsequent Acquisition
On July 31, 2017, the Company acquired a 42,780 square foot medical office building in Los Angeles, California for a purchase price of $16.3 million. The property is located on HCA's West Hills Hospital and Medical Center campus.

Potential Disposition
The Company is under contract to sell an off-campus, 79,980 square foot medical office building located in St. Louis, Missouri. The Company's net investment in the property is approximately $7.4 million at June 30, 2017. The sales price of the building will be approximately $2.6 million. In July 2017, the Company reclassified the property to held for sale and recognized a $5.2 million impairment using level one input. The property was included in the reposition category at 41% occupancy and recognized trailing-twelve month net operating income of $39,000 as of June 30, 2017.

Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2017 were approximately $144.4 million. Inflows from equity related to the Company's dividend reinvestment program and employee stock purchase plan totaled $1.0 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $145.4 million primarily associated with dividends paid to common stockholders and debt repayments. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Changes in Debt Structure
On May 1, 2017, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.50% per annum with outstanding principal of $0.2 million. The mortgage note encumbered a 60,476 square foot medical office building located in Minnesota.

On June 13, 2017, in connection with the acquisition of a 62,379 square foot medical office property in Washington, D.C., the Company assumed a $12.1 million mortgage note payable (excluding a fair value premium adjustment of $0.4 million). The mortgage note payable has a contractual interest rate of 4.69% per annum (effective rate of 4.27% per annum).

Operating Activities
Cash flows provided by operating activities increased from $59.5 million for the six months ended June 30, 2016 to $84.0 million for the six months ended June 30, 2017. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 343 leases totaling 1.2 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2017. Approximately 93% of the leases expiring in 2017 are located in buildings on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first six months of the year has been within this range.

Five single-tenant net leases expire on December 31, 2017. The Company expects each of these leases to be renewed or the properties to be sold to the lessee under its applicable purchase option. The purchase option price is greater than the Company's net investment in the properties. See "Purchase Options" below.
Property Operating Agreement Expirations
Two of the Company’s owned real estate properties as of December 31, 2016 were subject to property operating agreements between the Company and a sponsoring health system. These agreements contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. One agreement expired in January 2017, resulting in a decrease of $0.2 million per quarter in property lease guaranty revenue. The remaining agreement will expire in February 2019. The Company recognized $0.2 million of property lease guaranty revenue in the second quarter of 2017.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2017, leases for 85% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 55% allowing recovery of all expenses.

Purchase Options
Additional information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

		Gross Real Estate Investment as of June 30, 2017
Year Exercisable	Number of Properties	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current	4	$94,831	$—	$94,831
Remainder of 2017 (3)	7	—	49,003	49,003
2018	—	—	—	—
2019	2	41,521	—	41,521
2020	—	—	—	—
2021	1	—	14,984	14,984
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	5	18,883	221,929	240,812
2026	—	—	—	—
2027 and thereafter	4	114,536	—	114,536
Total	23	$269,771	$285,916	$555,687
_____

(1)	The purchase option price includes a fair market value component that is determined by an appraisal process.

(2)
Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 13% greater than the Company's current gross investment.

(3)
These seven properties, comprised of five single-tenant net leased buildings and two multi-tenant buildings, are covered by one purchase option with a stated purchase price of approximately $45.2 million, subject to certain contractual adjustments. The Company's aggregate net book value for these properties was $24.3 million at June 30, 2017. The Company recognized net operating income of approximately $3.1 million for the six months ended June 30, 2017 from these properties.

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

The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2017	2016	2017	2016
Net Income	$25,224	$12,145	$57,070	$21,300
Gain on sales of properties	(16,124)	(8)	(39,532)	(8)
Impairments of real estate assets	5	—	328	—
Real estate depreciation and amortization	35,421	31,716	70,975	62,517
Total adjustments	19,302	31,708	31,771	62,509
Funds from Operations Attributable to Common Stockholders	$44,526	$43,853	$88,841	$83,809
Acquisition and pursuit costs (1)	785	232	1,371	1,850
Pension termination	—	4	—	4
Revaluation of awards upon retirement	—	—	—	89
Normalized Funds from Operations Attributable to Common Stockholders	$45,311	$44,089	$90,212	$85,752
Non-real estate depreciation and amortization	1,539	1,360	2,894	2,750
Provision for bad debt, net	105	78	171	39
Straight-line rent, net	(1,623)	(1,907)	(3,218)	(3,855)
Stock-based compensation	2,453	1,850	5,067	3,709
Total non-cash items	2,474	1,381	4,914	2,643
2nd generation TI	(3,680)	(5,559)	(8,957)	(9,761)
Leasing commissions paid	(984)	(1,587)	(2,568)	(2,666)
Capital additions	(5,667)	(5,653)	(8,187)	(7,751)
Funds Available for Distribution	$37,454	$32,671	$75,414	$68,217
Funds from Operations per Common Share—Diluted	$0.38	$0.42	$0.77	$0.81
Normalized Funds from Operations per Common Share—Diluted	$0.39	$0.42	$0.78	$0.83
Weighted Average Common Shares Outstanding—Diluted	115,674	104,770	115,597	103,471
_____

(1)
Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments. Beginning in 2017, FFO and FAD are normalized for all acquisition and pursuit costs. Prior to 2017, FFO and FAD were normalized for acquisition and pursuit costs associated with only those acquisitions that closed in the period. These changes were prompted by the Company's adoption of ASU 2017-01 which was effective January 1, 2017.

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

The following table reflects the Company's same store NOI for the three months ended June 30, 2017 and 2016.

			Same Store NOI for the
			Three Months Ended June 30,
(Dollars in thousands)	Number of Properties	Gross Investment at June 30, 2017	2017	2016
Multi-tenant Properties	137	$2,492,031	$45,902	$44,085
Single-tenant Net Lease Properties	24	524,444	12,251	12,459
Total	161	$3,016,475	$58,153	$56,544

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

The following tables reconcile net income to same store NOI and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016
Net income	$25,224	$12,145
Loss (income) from discontinued operations	—	12
Income from continuing operations	25,224	12,157
Other income (expense)	(1,881)	14,725
General and administrative expense	8,005	7,756
Depreciation and amortization expense	34,823	31,290
Other expenses (1)	2,204	1,696
Straight-line rent revenue	(1,783)	(2,091)
Other revenue (2)	(1,211)	(1,465)
NOI	65,381	64,068
NOI not included in same store	(7,228)	(7,524)
Same store NOI	$58,153	$56,544

_____

(1)	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent.

(2)	Includes interest and other income, mortgage interest income, above and below market lease intangible amortization, lease inducement amortization, lease terminations and TI amortization.

Reconciliation of Same Store Property Count:

Property Count as of June 30, 2017
Same Store Properties	161
Acquisitions	19
Development Conversion	2
Reposition	15
Total Owned Real Estate Properties	197

Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The Company’s results of operations for the three months ended June 30, 2017 compared to the same period in 2016 were significantly impacted by acquisitions, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $2.6 million, or 2.5%, to approximately $105.2 million for the three months ended June 30, 2017 compared to $102.6 million in the prior year period and is comprised of the following:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Property operating	$90,360	$83,283	$7,077	8.5%
Single-tenant net lease	12,726	16,098	(3,372)	(20.9)%
Straight-line rent	1,783	2,091	(308)	(14.7)%
Rental income	104,869	101,472	3,397	3.3%
Other operating	376	1,170	(794)	(67.9)%
Total Revenues	$105,245	$102,642	$2,603	2.5%

Property operating income increased $7.1 million, or 8.5%, from the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 contributed $4.3 million.

•	Leasing activity including contractual rent increases contributed $3.9 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $1.1 million.

Single-tenant net lease revenue decreased $3.4 million, or 20.9%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2016 and 2017 resulted in a decrease of $2.8 million.

•	Reduction in lease revenue of $0.5 million upon tenant vacate and classification to held for sale.

•	Reduction in lease revenue of $0.4 million upon tenant renewal.

•	Contractual rent increases contributed $0.1 million.

•	Acquisitions in 2017 contributed $0.2 million.

Straight-line rent decreased $0.3 million, or 14.7%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of rent abatements that expired resulted in a decrease of $0.4 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $0.1 million.

•	Acquisitions in 2016 and 2017 resulted in an increase of $0.2 million.

Other operating revenue decreased $0.8 million, or 67.9%, from the prior year period primarily as a result of the expiration of four property operating agreements in 2016 and 2017.

Expenses
Property operating expenses increased $1.9 million, or 5.3%, for the three months ended June 30, 2017 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $1.5 million.

•	Increases in portfolio operating expenses as follows:

◦	property tax of approximately $0.1 million;

◦	compensation-related expenses of approximately $0.1 million;

◦	janitorial expense of approximately $0.1 million; and

◦	utilities expense of approximately $0.4 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $0.3 million.

General and administrative expenses increased approximately $0.2 million, or 3.2%, for the three months ended June 30, 2017 compared to the prior year period primarily as a result of the following activity:

•	Increase in performance-based compensation expense of $0.4 million.

•	Increase in payroll compensation of $0.1 million.

•	Decreases in professional fees and other administrative costs of $0.2 million.

Depreciation and amortization expense increased $3.5 million, or 11.3%, for the three months ended June 30, 2017 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $2.4 million.

•	Various building and tenant improvement expenditures resulted in an increase of $3.3 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $1.5 million.

•	Assets that became fully depreciated resulted in a decrease of $0.7 million.

Other income (expense)
In the second quarter of 2017, the Company recorded gains of approximately $16.1 million on the sale of two properties and an immaterial impairment on the sale of one property. There were no such transactions in the second quarter of 2016.
Interest expense decreased $0.5 million for the three months ended June 30, 2017 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Contractual interest	$13,854	$14,355	$(501)	(3.5)%
Net discount/premium accretion	53	(31)	84	(271.0)%
Deferred financing costs amortization	612	722	(110)	(15.2)%
Interest rate swap amortization	42	42	—	—%
Interest cost capitalization	(246)	(273)	27	(9.9)%
Total interest expense	$14,315	$14,815	$(500)	(3.4)%

Contractual interest expense decreased $0.5 million primarily due to the following activity:

•	Unsecured Credit Facility repayments resulted in a decrease in interest expense of approximately $0.3 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.2 million.

Results of Operations
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The Company’s results of operations for the six months ended June 30, 2017 compared to the same period in 2016 were significantly impacted by acquisitions, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $7.2 million, or 3.5%, to approximately $209.8 million for the six months ended June 30, 2017 compared to $202.7 million in the prior year period and is comprised of the following:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Property operating	$178,427	$163,785	$14,642	8.9%
Single-tenant net lease	26,996	32,204	(5,208)	(16.2)%
Straight-line rent	3,534	4,223	(689)	(16.3)%
Rental income	208,957	200,212	8,745	4.4%
Other operating	857	2,451	(1,594)	(65.0)%
Total revenues	$209,814	$202,663	$7,151	3.5%

Property operating income increased $14.6 million, or 8.9%, from the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 contributed $9.5 million.

•	Leasing activity including contractual rent increases contributed $7.2 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $2.0 million.

Single-tenant net lease revenue decreased $5.2 million, or 16.2%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2016 and 2017 resulted in a decrease of $4.4 million.

•	Reduction in lease revenue of $1.4 million upon tenant vacate and classification to held for sale.

•	Acquisitions in 2017 contributed to $0.3 million.

•	Contractual rent increases contributed $0.3 million.

Straight-line rent decreased $0.7 million, or 16.3%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements that expired resulted in a decrease of $1.2 million.

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $0.5 million.

Other operating revenue decreased $1.6 million, or 65.0%, from the prior year period primarily as a result of the expiration of four property operating agreements in 2016 and 2017.

Expenses
Property operating expenses increased $4.4 million, or 6.1%, for the six months ended June 30, 2017 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $3.4 million.

•	Increases in portfolio operating expenses as follows:

◦	property tax of approximately $0.6 million;

◦	compensation-related expenses of approximately $0.3 million;

◦	janitorial and other expense of $0.3 million; and

◦	utilities expense of approximately $0.5 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $0.7 million.

General and administrative expenses increased approximately $0.9 million, or 5.5%, for the six months ended June 30, 2017 compared to the prior year period primarily as a result of the following activity:

•	Increase in performance-based compensation expense of $0.8 million.

•	Increase in payroll compensation of $0.2 million.

•	Decrease in professional fees and other administrative costs of $0.1 million.

Depreciation and amortization expense increased $7.6 million, or 12.3%, for the six months ended June 30, 2017 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $5.3 million.

•	Various building and tenant improvement expenditures resulted in an increase of $5.7 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $2.1 million.

•	Assets that became fully depreciated resulted in a decrease of $1.3 million.

Other income (expense)
In the second quarter of 2017, the Company recorded gains of approximately $39.5 million on the sale of seven properties and an impairment charge of approximately $0.3 million of one property. There were no such transactions in the 2016 period.
Interest expense decreased $1.2 million for the six months ended June 30, 2017 compared to the prior year period. The components of interest expense are as follows:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Contractual interest	$27,658	$28,718	$(1,060)	(3.7)%
Net discount/premium accretion	105	(60)	165	(275.0)%
Deferred financing costs amortization	1,224	1,462	(238)	(16.3)%
Interest rate swap amortization	84	85	(1)	(1.2)%
Interest cost capitalization	(484)	(452)	(32)	7.1%
Total interest expense	$28,587	$29,753	$(1,166)	(3.9)%

Contractual interest expense decreased $1.1 million primarily due to the following activity:

•	Unsecured Credit Facility repayments resulted in a decrease in interest expense of approximately $0.5 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.5 million.

•	Unsecured Term Loan repayments resulted in a decrease in interest expense of approximately $0.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2017, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Branch Banking and Trust Company, as trustee (as successor to the trustee named therein)(3)

Exhibit 4.3	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(4)

Exhibit 4.4	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(5)

Exhibit 4.6	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(6)

Exhibit 4.8	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished electronically herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
________________

(1)	Filed as an exhibit to the Company's Form 8-K filed May 5, 2017 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	August 2, 2017

Exhibit Index

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended(1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended(1)

Exhibit 4.1	Specimen Stock Certificate(2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Branch Banking and Trust Company, as trustee (as successor to the trustee named therein)(3)

Exhibit 4.3	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(4)

Exhibit 4.4	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto)(4)

Exhibit 4.5	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(5)

Exhibit 4.6	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.7	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(6)

Exhibit 4.8	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto)(6)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished electronically herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
________________

(1)	Filed as an exhibit to the Company's Form 8-K filed May 5, 2017 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.