Form 10-Q
period 2017-09-30
HEALTHCARE REALTY TRUST INC
filed 2017-11-01
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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

As of October 27, 2017, the Registrant had 124,890,077 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Real estate properties:
Land	$196,217	$199,672
Buildings, improvements and lease intangibles	3,400,224	3,386,480
Personal property	10,300	10,291
Construction in progress	1,138	11,655
Land held for development	20,123	20,123
	3,628,002	3,628,221
Less accumulated depreciation and amortization	(888,875)	(840,839)
Total real estate properties, net	2,739,127	2,787,382
Cash and cash equivalents	196,981	5,409
Restricted cash	—	49,098
Assets held for sale and discontinued operations, net	8,772	3,092
Other assets, net	200,824	195,666
Total assets	$3,145,704	$3,040,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,166,060	$1,264,370
Accounts payable and accrued liabilities	69,918	78,266
Liabilities of properties held for sale and discontinued operations	59	614
Other liabilities	45,405	43,983
Total liabilities	1,281,442	1,387,233
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 and 150,000 shares authorized; 124,890 and 116,417 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,249	1,164
Additional paid-in capital	3,173,167	2,917,914
Accumulated other comprehensive loss	(1,274)	(1,401)
Cumulative net income attributable to common stockholders	1,055,499	995,256
Cumulative dividends	(2,364,379)	(2,259,519)
Total stockholders' equity	1,864,262	1,653,414
Total liabilities and stockholders' equity	$3,145,704	$3,040,647

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2017 and 2016
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Rental income	$106,561	$102,534	$315,519	$302,746
Other operating	392	1,125	1,249	3,576
	106,953	103,659	316,768	306,322
EXPENSES
Property operating	40,626	37,504	116,644	109,173
General and administrative	8,021	7,859	24,720	23,687
Acquisition and pursuit costs	507	865	1,878	3,411
Depreciation and amortization	35,873	31,985	105,148	93,668
Bad debts, net of recoveries	14	(47)	185	(8)
	85,041	78,166	248,575	229,931
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	(7)	—	39,519	1
Interest expense	(14,107)	(13,759)	(42,694)	(43,512)
Pension termination	—	—	—	(4)
Impairment of real estate assets	(5,059)	—	(5,387)	—
Interest and other income, net	426	123	616	301
	(18,747)	(13,636)	(7,946)	(43,214)
INCOME FROM CONTINUING OPERATIONS	3,165	11,857	60,247	33,177
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	8	(23)	(9)	(50)
Gain on sales of real estate properties	—	—	5	7
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8	(23)	(4)	(43)
NET INCOME	$3,173	$11,834	$60,243	$33,134
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.02	$0.10	$0.50	$0.31
Discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.02	$0.10	$0.50	$0.31
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.02	$0.10	$0.50	$0.31
Discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.02	$0.10	$0.50	$0.31
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	119,098	114,152	116,181	106,552
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	119,181	115,052	116,277	107,366
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30	$0.90	$0.90
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$3,173	$11,834	$60,243	$33,134
Other comprehensive income:
Forward starting interest rate swaps:
Reclassification adjustment for losses included in net income (Interest expense)	43	42	127	126
Total other comprehensive income	43	42	127	126
COMPREHENSIVE INCOME	$3,216	$11,876	$60,370	$33,260

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statement of Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income Attributable to Common Stockholders	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2016	$1,164	$2,917,914	$(1,401)	$995,256	$(2,259,519)	$1,653,414
Issuance of common stock	84	248,261	—	—	—	248,345
Common stock redemptions	—	(503)	—	—	—	(503)
Stock-based compensation	1	7,495	—	—	—	7,496
Net income	—	—	—	60,243	—	60,243
Reclassification of loss on forward starting interest rate swaps	—	—	127	—	—	127
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(104,860)	(104,860)
Balance at September 30, 2017	$1,249	$3,173,167	$(1,274)	$1,055,499	$(2,364,379)	$1,864,262
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$60,243	$33,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,148	93,668
Other amortization	3,056	2,477
Stock-based compensation	7,496	5,649
Amortization of straight-line rent receivable	(4,867)	(5,446)
Amortization of straight-line rent liability	492	(93)
Gain on sales of real estate assets	(39,525)	(8)
Impairment of real estate assets	5,387	—
Provision for bad debts, net	175	(8)
Changes in operating assets and liabilities:
Other assets	(6,037)	(1,436)
Accounts payable and accrued liabilities	(3,301)	(3,889)
Other liabilities	1,098	(21,628)
Net cash provided by operating activities	129,365	102,420
INVESTING ACTIVITIES
Acquisitions of real estate	(72,934)	(162,702)
Development of real estate	(11,753)	(28,508)
Additional long-lived assets	(52,305)	(49,794)
Proceeds from sales of real estate	119,425	—
Proceeds from mortgages and notes receivable repayments	15	14
Net cash used in investing activities	(17,552)	(240,990)
FINANCING ACTIVITIES
Net repayments on unsecured credit facility	(107,000)	(125,000)
Repayment on term loan	—	(50,000)
Borrowings of notes and bonds payable	—	11,500
Repayments on notes and bonds payable	(4,654)	(36,786)
Dividends paid	(104,860)	(96,998)
Net proceeds from issuance of common stock	248,384	450,304
Common stock redemptions	(1,125)	(1,282)
Debt issuance and assumption costs	(84)	(4,621)
Net cash provided by financing activities	30,661	147,117
Increase in cash, cash equivalents and restricted cash	142,474	8,547
Cash, cash equivalents and restricted cash at beginning of period	54,507	4,102
Cash, cash equivalents and restricted cash at end of period	$196,981	$12,649

Supplemental Cash Flow Information:
Interest paid	$42,136	$43,879
Invoices accrued for construction, tenant improvements and other capitalized costs	$6,842	$10,014
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$12,460	$13,951
Capitalized interest	$681	$828
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a self-managed, self-administered real estate investment trust ("REIT") that integrates owning, leasing, managing, financing, developing and redeveloping income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of September 30, 2017, the Company had gross investments of approximately $3.6 billion in 197 real estate properties located in 26 states totaling approximately 14.4 million square feet. The Company provided leasing and property management services to approximately 11.2 million square feet nationwide.

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. These sales proceeds were disbursed as the Company acquired real estate investments in like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Consolidated Balance Sheets to the combined amounts shown on the Company's Consolidated Statements of Cash Flows:

(Dollars in thousands)	9/30/2017	12/31/2016
Cash and cash equivalents	$196,981	$5,409
Restricted cash	—	49,098
Total cash, cash equivalents and restricted cash	$196,981	$54,507

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

	September 30, 2016
	Three Months Ended		Nine Months Ended
(in thousands)	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
General and administrative	$8,724	$7,859	$27,098	$23,687
Acquisition and pursuit costs	—	865	—	3,411
Total	$8,724	$8,724	$27,098	$27,098

Depreciation	$29,273	$—	$85,494	$—
Amortization	2,712	—	8,174	—
Depreciation and amortization	—	31,985	—	93,668
Total	$31,985	$31,985	$93,668	$93,668

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

The Company plans to adopt this standard by using the full retrospective adoption method beginning on January 1, 2018. The Company's revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the Company does not expect the adoption of this standard to have a material impact on the timing and measurement of the Company's leasing revenues. The Company has identified that parking income, rental lease guaranty income and management fee income will be within the scope of Topic 606. The Company is continuing to assess the impact of this standard and does expect additional disclosures that are required from the adoption of this standard.

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

Accounting Standards Update No. 2017-01
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations: Clarifying the Definition of a Business." This update modifies the requirements to meet the definition of a business under Topic 805, "Business Combinations." The amendments provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The Company believes that this amendment will result in most of its real estate acquisitions being accounted for as asset acquisitions rather than business combinations. This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2017 and has accounted for acquisitions that occurred during the nine months ended September 30, 2017 as asset acquisitions. The impact to the Consolidated Financial Statements and related notes as a result of the adoption of this standard is primarily related to the difference in the accounting of acquisition costs. When accounting for these costs as a part of an asset acquisition, the Company will be permitted to capitalize the costs. The adoption of this standard did not have a material impact on the Consolidated Financial Statements and related notes.

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

Accounting Standards Update No. 2017-12
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance allows for early adoption of the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. The modified retrospective transition method will require the Company to recognize the cumulative effect of initially applying this standard as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. While the Company continues to assess all potential impacts of the standard, the Company currently does not expect adoption to have a material impact on the Company's Consolidated Financial Statements.

Note 2. Real Estate Investments
2017 Acquisitions
The following table details the Company's acquisitions for the nine months ended September 30, 2017 (dollars in millions):

Location	Type (1)	Date Acquired	Purchase Price	Mortgage Note Payable Assumed (2)	Cash Consideration (3)	Real Estate	Other (4)	Square Footage
St. Paul, Minnesota	MOB	3/6/17	$13.5	$—	$13.5	$13.3	$0.2	34,608
San Francisco, California	MOB	6/12/17	26.8	—	26.8	26.8	—	75,649
Washington, D.C.	MOB	6/13/17	24.0	(12.1)	12.5	24.8	(0.2)	62,379
Los Angeles, California	MOB	7/31/17	16.3	—	16.7	16.9	(0.2)	42,780
Total acquisitions			$80.6	$(12.1)	$69.5	$81.8	$(0.2)	215,416
______

(1)	MOB = medical office building

(2)	The mortgage note payable assumed in the acquisition does not reflect the fair value adjustments totaling $0.4 million recorded by the Company upon acquisition (included in Other).

(3)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(4)	Includes assets acquired, liabilities assumed, and intangibles recognized at acquisition.

Subsequent Acquisitions
The Company is under contract to purchase eight medical office buildings in the Atlanta, Georgia market from Meadows & Ohly, LLC and its affiliates for a total purchase price of $193.8 million. On November 1, 2017, the Company acquired four of these properties totaling 288,880 square feet for a total purchase price of $112.1 million. The Company expects to close on the remaining four properties in December 2017.

On November 1, 2017, the Company acquired a 26,345 square foot medical office building in Seattle, Washington for a purchase price of $12.7 million.

2017 Dispositions
The following table details the Company's dispositions for the nine months ended September 30, 2017 (dollars in millions):

Location	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables)(3)	Gain/(Impairment)	Square Footage
Evansville, Indiana	OTH	3/6/17	$6.4	$—	$6.4	$1.1	$—	$5.3	29,500
Columbus, Georgia (2)	MOB	3/7/17	0.6	—	0.6	0.6	—	—	12,000
Las Vegas, Nevada (2)	MOB	3/30/17	5.5	(0.7)	4.8	2.2	0.3	2.3	18,147
Texas (3 properties)	IRF	3/31/17	69.5	(1.6)	67.9	46.9	5.2	15.8	169,722
Chicago, Illinois (2) (4)	MOB	6/16/17	0.5	(0.1)	0.4	0.4	—	—	5,100
San Antonio, Texas (2)	IRF	6/29/17	14.5	(0.2)	14.3	5.1	0.9	8.3	39,786
Roseburg, Oregon	MOB	6/29/17	23.2	(0.6)	22.6	14.5	0.3	7.8	62,246
St. Louis, Missouri	MOB	9/7/17	2.5	(0.1)	2.4	7.4	0.1	(5.1)	79,980
Total dispositions			$122.7	$(3.3)	$119.4	$78.2	$6.8	$34.4	416,481
______

(1)	OTH = other; MOB = medical office building; IRF = inpatient rehabilitation facility

(2)	Previously classified as held for sale.

(3)	Includes straight-line rent receivables, leasing commissions and lease inducements.

(4)	The Company recorded an impairment of approximately $0.3 million in the first quarter of 2017 upon management’s decision to sell.

Potential Disposition
In October 2017, the Company received notice that a tenant is exercising a purchase option on seven buildings, including five medical office buildings. The seven properties are covered by one purchase option with a stated purchase price of approximately $45.2 million, subject to certain contractual adjustments. The buildings are located in Roanoke, Virginia, and the Company's aggregate net investment was approximately $24.0 million as of September 30, 2017. The closing is expected to occur in April 2018.

Assets Held for Sale
At September 30, 2017 and December 31, 2016, the Company had one and two properties, respectively, classified as held for sale. During the nine months ended September 30, 2017, the Company reclassified four properties to held for sale and five properties were sold. A summary of each of the properties reclassified as held for sale is below:

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

•
a 5,100 square foot medical office building located in Chicago, Illinois reclassified to held for sale in connection with management's decision to sell the property. In the first quarter of 2017, the Company recorded an impairment charge of $0.3 million. The Company sold this property in the second quarter of 2017 and recognized an immaterial impairment loss on the disposition; and

•
a 79,980 square foot medical office building located in St. Louis, Missouri reclassified to held for sale when the sale became probable based on the expiration of the due diligence period. The Company sold this property in the third quarter of 2017 and recognized a $5.1 million impairment on the disposition.

The table below reflects the assets and liabilities of the properties classified as held for sale and discontinued operations as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Balance Sheet data:
Land	$1,125	$1,362
Buildings, improvements and lease intangibles	18,231	4,410
	19,356	5,772
Accumulated depreciation	(10,657)	(2,977)
Real estate assets held for sale, net	8,699	2,795
Other assets, net (including receivables)	73	297
Assets held for sale and discontinued operations, net	$8,772	$3,092

Accounts payable and accrued liabilities	$49	$22
Other liabilities	10	592
Liabilities of properties held for sale and discontinued operations	$59	$614

Discontinued Operations
The following table represents the results of operations of the properties included in discontinued operations on the Company's Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Statements of Income data:
Revenues
Rental income	$—	$—	$—	$—
	—	—	—	—
Expenses
Property operating	2	23	19	50
Bad debts, net of recoveries	(10)	—	(10)	—
	(8)	23	9	50
Other Income (Expense)
Interest and other income, net	—	—	—	—
	—	—	—	—
Discontinued Operations
Income (Loss) from discontinued operations	8	(23)	(9)	(50)
Gain on sales of real estate assets	—	—	5	7
Income (Loss) from Discontinued Operations	$8	$(23)	$(4)	$(43)

Note 3. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		September 30, 2017	December 31, 2016	September 30, 2017
Unsecured Credit Facility	7/20	$—	$107,000	2.23%
Unsecured Term Loan Facility, net of issuance costs	2/19	149,667	149,491	2.43%
Senior Notes due 2021, net of discount and issuance costs	1/21	397,653	397,147	5.97%
Senior Notes due 2023, net of discount and issuance costs	4/23	247,601	247,296	3.95%
Senior Notes due 2025, net of discount and issuance costs	5/25	247,987	247,819	4.08%
Mortgage notes payable, net of discounts and issuance costs and including premiums	1/18-5/40	123,152	115,617	5.06%
		$1,166,060	$1,264,370

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

On September 28, 2017, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.55% per annum with an outstanding principal of $1.3 million. The mortgage note encumbered a 75,000 square foot property in Tennessee.

Subsequent Activity
On October 2, 2017, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.53% per annum with an outstanding principal of $0.2 million. The mortgage note encumbered a 73,331 square foot property in Ohio.

On November 1, 2017, the Company redeemed $100.0 million of its unsecured senior notes due 2021 at a redemption price equal to an aggregate of $113.4 million, consisting of outstanding principal of $100.0 million, accrued interest of $1.7 million, and a "make-whole" amount of approximately $11.7 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $0.5 million was written off upon redemption. The Company will recognize a loss on early extinguishment of debt of approximately $12.2 million related to this redemption in the fourth quarter of 2017.

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

As of September 30, 2017, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income or loss (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s prior interest rate swaps that was recorded in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 respectively, was as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amount of loss reclassified from accumulated OCI into Interest Expense (effective portion)	$(43)	$(42)	$(127)	$(126)

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

Redevelopment Activity
The Company redeveloped a medical office building in Nashville, Tennessee, which included a 70,000 square foot expansion. During the nine months ended September 30, 2017, the Company funded approximately $12.2 million on the redevelopment of this property, including approximately $3.2 million related to overages on tenant improvement projects that have been or will be reimbursed by the tenant. The Company expects to spend an additional $0.4 million throughout the remainder of 2017.

In the third quarter of 2017, the Company began the redevelopment of a medical office building in Charlotte, North Carolina, which includes a 38,000 square foot vertical expansion. The total development budget is $12.0 million. During the three months ended September 30, 2017, the Company funded approximately $0.8 million on the redevelopment of this property. The project is expected to be completed in the first quarter of 2019.

Development Activity
The Company developed a 99,957 square foot medical office building in Denver, Colorado. The total development budget is $28.2 million, of which $25.2 million has been spent as of September 30, 2017, including approximately $2.6 million related to overages on tenant improvement projects that have been or will be reimbursed by the tenant. The Company received the certificate of substantial completion on the core and shell in the second quarter of 2017. Tenants began taking occupancy in the third quarter of 2017.
Note 6. Stockholders' Equity

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Balance, beginning of period	116,416,900	101,517,009
Issuance of common stock	8,386,035	14,063,100
Nonvested share-based awards, net of withheld shares	87,034	836,791
Balance, end of period	124,889,969	116,416,900

Common Stock Authorization
On May 2, 2017, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000.

Equity Offering
On August 14, 2017, the Company issued 8,337,500 shares of common stock, par value $0.01 per share, at $30.90 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discount and offering expenses, were approximately $247.1 million.

At-The-Market Equity Offering Program
No shares were sold under this program during the nine months ended September 30, 2017. The Company had 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of October 27, 2017.

Common Stock Dividends
During the nine months ended September 30, 2017, the Company declared and paid common stock dividends totaling $0.90 per share. On October 31, 2017, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on November 30, 2017 to stockholders of record on November 16, 2017.

Accumulated Other Comprehensive Loss
The following table represents the changes in balances of each component and the amounts reclassified out of accumulated other comprehensive loss related to the Company during the nine months ended September 30, 2017 and 2016:

	Forward-starting Interest Rate Swaps
(Dollars in thousands)	2017	2016
Beginning balance	$(1,401)	$(1,569)
Amounts reclassified from accumulated other comprehensive loss	127	126
Ending balance	$(1,274)	$(1,443)

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. Nonvested share-based awards containing non-forfeitable rights to dividends are considered participating securities pursuant to the two-class method. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	120,895,835	115,463,220	117,981,159	107,829,287
Nonvested shares	(1,797,686)	(1,311,074)	(1,800,180)	(1,277,453)
Weighted average Common Shares outstanding—Basic	119,098,149	114,152,146	116,180,979	106,551,834
Weighted average Common Shares outstanding—Basic	119,098,149	114,152,146	116,180,979	106,551,834
Dilutive effect of nonvested share-based awards	—	788,265	—	697,219
Dilutive effect of employee stock purchase plan	83,242	111,625	96,260	116,794
Weighted average Common Shares outstanding—Diluted	119,181,391	115,052,036	116,277,239	107,365,847
Net Income
Income from continuing operations	$3,165	$11,857	$60,247	$33,177
Dividends paid on nonvested share-based awards	(538)	—	(1,609)	—
Income from continuing operations applicable to common stockholders	2,627	11,857	58,638	33,177
Discontinued operations	8	(23)	(4)	(43)
Net income applicable to common stockholders	$2,635	$11,834	$58,634	$33,134
Basic Earnings Per Common Share
Income from continuing operations	$0.02	$0.10	$0.50	$0.31
Discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.02	$0.10	$0.50	$0.31
Diluted Earnings Per Common Share
Income from continuing operations	$0.02	$0.10	$0.50	$0.31
Discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.02	$0.10	$0.50	$0.31

Incentive Plans
A summary of the activity under the Company's stock-based incentive plans for the three and nine months ended September 30, 2017 and 2016 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based awards, beginning of period	1,797,686	1,311,169	1,786,497	1,092,262
Granted	—	—	103,615	321,580
Vested	—	(96)	(92,426)	(102,769)
Stock-based awards, end of period	1,797,686	1,311,073	1,797,686	1,311,073

During the nine months ended September 30, 2017 and 2016, the Company withheld 16,581 and 14,442 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested. No such shares were withheld during the three months ended September 30, 2017 and 2016.

In addition to the stock-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and nine months ended September 30, 2017 and 2016 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Outstanding and exercisable, beginning of period	344,572	344,908	316,321	340,958
Granted	—	—	206,824	198,450
Exercised	(5,452)	(13,947)	(24,482)	(51,475)
Forfeited	(9,291)	(3,561)	(36,524)	(17,451)
Expired	—	—	(132,310)	(143,082)
Outstanding and exercisable, end of period	329,829	327,400	329,829	327,400

Note 7. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

Cash, cash equivalents and restricted cash - The carrying amount approximates fair value due to the short term maturity of these investments.

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

The table below details the fair values and carrying values for notes and bonds payable at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,166.1	$1,169.4	$1,264.4	$1,265.1
______

(1)	Level 3 - Fair value derived from valuation techniques in which one or more significant inputs or significant value drivers is unobservable.

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

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants and sponsors, borrowings under the Company's unsecured credit facility due 2020, proceeds from the sales of real estate properties and proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand and restricted cash, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.3 billion at September 30, 2017, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2017 were approximately $17.6 million. Below is a summary of the significant investing activities.
2017 Acquisitions

(Dollars in millions)	Health System Affiliation	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed	Square Footage	Hospital Campus Location
St. Paul, Minnesota	Fairview Health	3/6/17	$13.5	$—	34,608	On
San Francisco, California	Sutter Health	6/12/17	26.8	—	75,649	On
Washington, D.C.	Trinity Health	6/13/17	24.0	(12.1)	62,379	On
Los Angeles, California	HCA	7/31/17	16.3	—	42,780	On
Total acquisitions			$80.6	$(12.1)	215,416

2017 Dispositions

(Dollars in millions)	Date Disposed	Sales Price	Square Footage	Property Type (1)
Evansville, Indiana	3/6/17	$6.4	29,500	OTH
Columbus, Georgia (2)	3/7/17	0.6	12,000	MOB
Las Vegas, Nevada (2)	3/30/17	5.5	18,147	MOB
Texas (3 properties)	3/31/17	69.5	169,722	IRF
Chicago, Illinois (2)	6/16/17	0.5	5,100	MOB
San Antonio, Texas (2)	6/29/17	14.5	39,786	IRF
Roseburg, Oregon	6/29/17	23.2	62,246	MOB
St. Louis, Missouri	9/7/17	2.5	79,980	MOB
Total dispositions		$122.7	416,481
______

(1)	MOB = medical office building, IRF = inpatient rehabilitation hospital, OTH = other

(2)	Previously classified as held for sale.

Other items funded during the nine months ended September 30, 2017 include the following:

(Dollars in millions)	Nine Months Ended September 30, 2017
Re/development	$28.3
1st generation tenant improvements & planned capital expenditures for acquisitions	4.2
2nd generation tenant improvements	13.4
Capital expenditures	12.4
Total capital funding	$58.3

Subsequent Acquisitions
The Company is under contract to purchase eight medical office buildings in the Atlanta, Georgia market from Meadows & Ohly, LLC and its affiliates for a total purchase price of $193.8 million. On November 1, 2017, the Company acquired four of these properties totaling 288,880 square feet for a total purchase price of $112.1 million. The Company expects to close on the remaining four properties in December 2017.

On November 1, 2017, the Company acquired a 26,345 square foot medical office building in Seattle, Washington for a purchase price of $12.7 million.

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2017 were approximately $30.7 million. Inflows from equity related to the Company's common stock issuances, dividend reinvestment program and employee stock purchase plan totaled $248.4 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $217.7 million primarily associated with dividends paid to common stockholders and debt repayments. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Equity Offering
On August 14, 2017, the Company issued 8,337,500 shares of common stock, par value $0.01 per share, at $30.90 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting and offering expenses, were approximately $247.1 million. The proceeds will be invested into acquisitions and the repayment of indebtedness.

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

On September 28, 2017, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.55% per annum with an outstanding principal of $1.3 million. The mortgage note encumbered a 75,000 square foot property in Tennessee.

Subsequent Activity
On October 2, 2017, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.53% per annum with an outstanding principal of $0.2 million. The mortgage note encumbered a 73,331 square foot property in Ohio.

On November 1, 2017, the Company redeemed $100.0 million of its unsecured senior notes due 2021 at a redemption price equal to an aggregate of $113.4 million, consisting of outstanding principal of $100.0 million, accrued interest of $1.7 million, and a "make-whole" amount of approximately $11.7 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $0.5 million was written off upon redemption. The Company will recognize a loss on early extinguishment of debt of approximately $12.2 million related to this redemption in the fourth quarter of 2017.

Operating Activities
Cash flows provided by operating activities increased from $102.4 million for the nine months ended September 30, 2016 to $129.4 million for the nine months ended September 30, 2017. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 200 leases totaling 0.6 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2017. Approximately 94% of the leases expiring in 2017 are located in buildings on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first nine months of the year has been within this range.

Five single-tenant net leases were to expire on December 31, 2017. The Company received notice that the tenant is exercising its option to purchase the buildings. The expected closing date is April 2018. The purchase option price is greater than the Company's net investment in the properties. See "Purchase Options" below.
Property Operating Agreement Expirations
Two of the Company’s owned real estate properties as of December 31, 2016 were subject to property operating agreements between the Company and a sponsoring health system. These agreements contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. One agreement expired in January 2017, resulting in a decrease of $0.2 million per quarter in property lease guaranty revenue. The remaining agreement will expire in February 2019. The Company recognized $0.2 million of property lease guaranty revenue in the third quarter of 2017.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2017, leases for 85% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 54% allowing recovery of all expenses.
Purchase Options
Additional information about the Company's unexercised purchase options (except as otherwise noted) and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

		Gross Real Estate Investment as of September 30, 2017
Year Exercisable	Number of Properties	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current	4	$94,973	$—	$94,973
Exercised option(3)	7	—	49,010	49,010
2018	—	—	—	—
2019	2	41,521	—	41,521
2020	—	—	—	—
2021	1	—	14,984	14,984
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	5	18,883	221,929	240,812
2026	—	—	—	—
2027 and thereafter	4	118,148	—	118,148
Total	23	$273,525	$285,923	$559,448
_____

(1)	The purchase option price includes a fair market value component that is determined by an appraisal process.

(2)
Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 13% greater than the Company's current gross investment.

(3)
In October 2017, the Company received notice that a tenant is exercising a purchase option on these seven properties, comprised of five single-tenant net leased buildings and two multi-tenant buildings, are covered by one purchase option with a stated purchase price of approximately $45.2 million, subject to certain contractual adjustments. The Company's aggregate net book value for these properties was $24.0 million at September 30, 2017. The Company recognized net operating income of approximately $4.7 million for the nine months ended September 30, 2017 from these properties. The closing is expected to occur in April 2018.

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

The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2017	2016	2017	2016
Net Income	$3,173	$11,834	$60,243	$33,134
Gain on sales of properties	7	—	(39,525)	(8)
Impairments of real estate assets	5,059	—	5,387	—
Real estate depreciation and amortization	36,478	32,557	107,453	95,074
Total adjustments	41,544	32,557	73,315	95,066
Funds from Operations Attributable to Common Stockholders	$44,717	$44,391	$133,558	$128,200
Acquisition and pursuit costs (1)	507	649	1,878	2,499
Pension termination	—	—	—	4
Revaluation of awards upon retirement	—	—	—	89
Write-off of deferred financing costs upon amendment of line of credit facility	—	81	—	81
Normalized Funds from Operations Attributable to Common Stockholders	$45,224	$45,121	$135,436	$130,873
Non-real estate depreciation and amortization	1,388	1,386	4,112	4,136
Provision for bad debt, net	4	(47)	175	(8)
Straight-line rent, net	(1,156)	(1,684)	(4,374)	(5,539)
Stock-based compensation	2,429	1,851	7,496	5,560
Total non-cash items	2,665	1,506	7,409	4,149
2nd generation TI	(4,481)	(6,013)	(13,438)	(15,774)
Leasing commissions paid	(1,826)	(1,514)	(4,394)	(4,179)
Capital additions	(4,203)	(5,088)	(12,390)	(12,839)
Funds Available for Distribution	$37,379	$34,012	$112,623	$102,230
Funds from Operations per Common Share—Diluted	$0.37	$0.39	$1.14	$1.19
Normalized Funds from Operations per Common Share—Diluted	$0.38	$0.39	$1.16	$1.22
FFO weighted average common shares outstanding - diluted (2)	120,081	115,052	117,109	107,366
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

(2)
Diluted weighted average common shares outstanding for the three and nine months ended September 30, 2017 includes the dilutive effect of nonvested share-based awards outstanding of 899,733 and 831,647, respectively.

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

The following table reflects the Company's same store NOI for the three months ended September 30, 2017 and 2016.

			Same Store NOI for the
			Three Months Ended September 30,
(Dollars in thousands)	Number of Properties	Gross Investment at September 30, 2017	2017	2016
Multi-tenant Properties	138	$2,547,282	$46,266	$44,143
Single-tenant Net Lease Properties	24	524,444	12,548	12,551
Total	162	$3,071,726	$58,814	$56,694

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

The following tables reconcile net income to same store NOI and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016
Net income	$3,173	$11,834
(Income) loss from discontinued operations	(8)	23
Income from continuing operations	3,165	11,857
Other income (expense)	18,747	13,636
General and administrative expense	8,021	7,859
Depreciation and amortization expense	35,873	31,985
Other expenses (1)	1,932	1,488
Straight-line rent revenue	(1,332)	(1,223)
Other revenue (2)	(1,353)	(1,422)
NOI	65,053	64,180
NOI not included in same store	(6,239)	(7,486)
Same store NOI	$58,814	$56,694

_____

(1)	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent.

(2)
Includes management fee income, storage income, interest, mortgage interest income, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Property Count:

Property Count as of September 30, 2017
Same Store Properties	162
Acquisitions	18
Development Conversion	2
Reposition	15
Total Owned Real Estate Properties	197

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The Company’s results of operations for the three months ended September 30, 2017 compared to the same period in 2016 were significantly impacted by acquisitions, developments, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $3.3 million, or 3.2%, to approximately $107.0 million for the three months ended September 30, 2017 compared to $103.7 million in the prior year period and is comprised of the following:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Property operating	$92,424	$85,264	$7,160	8.4%
Single-tenant net lease	12,805	16,047	(3,242)	(20.2)%
Straight-line rent	1,332	1,223	109	8.9%
Rental income	106,561	102,534	4,027	3.9%
Other operating	392	1,125	(733)	(65.2)%
Total Revenues	$106,953	$103,659	$3,294	3.2%

Property operating revenue increased $7.2 million, or 8.4%, from the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 contributed $4.9 million.

•	Leasing activity including contractual rent increases contributed $3.8 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $1.5 million.

Single-tenant net lease revenue decreased $3.2 million, or 20.2%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2016 and 2017 resulted in a decrease of $2.9 million.

•	Reduction in lease revenue of $0.5 million upon tenant vacate and classification to held for sale.

•	An acquisition in 2017 resulted in an increase of $0.2 million.

Straight-line rent increased $0.1 million, or 8.9%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of rent abatements resulted in an increase of $0.1 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $0.2 million.

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $0.2 million.

Other operating revenue decreased $0.7 million, or 65.2%, from the prior year period primarily as a result of the expiration of four property operating agreements in 2016 and 2017.

Expenses
Property operating expenses increased $3.1 million, or 8.3%, for the three months ended September 30, 2017 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $2.1 million.

•	Increases in portfolio operating expenses as follows:

◦	property tax of approximately $0.8 million;

◦	maintenance and repair expense of approximately $0.8 million;

◦	janitorial expense of approximately $0.2 million;

◦	compensation-related expenses of approximately $0.1 million; and

◦	other expense increases of $0.1 million.

•	Decrease in utilities expense of approximately $0.4 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $0.6 million.

General and administrative expenses increased approximately $0.2 million, or 2.1%, for the three months ended September 30, 2017 compared to the prior year period primarily as a result of the following activity:

•	Increase in performance-based compensation expense of $0.2 million.

•	Increase in payroll compensation of $0.1 million.

•	Decrease in professional fees and other administrative costs of $0.1 million.

Depreciation and amortization expense increased $3.9 million, or 12.2%, for the three months ended September 30, 2017 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $3.0 million.

•	Various building and tenant improvement expenditures resulted in an increase of $3.3 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $1.6 million.

•	Assets that became fully depreciated resulted in a decrease of $0.8 million.

Other income (expense)
In the third quarter of 2017, the Company recorded an impairment of approximately $5.1 million on the sale of one property. There were no such transactions in the third quarter of 2016.
Interest expense increased $0.3 million for the three months ended September 30, 2017 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Contractual interest	$13,603	$13,379	$224	1.7%
Net discount/premium accretion	44	(33)	77	(233.3)%
Deferred financing costs amortization	615	748	(133)	(17.8)%
Interest rate swap amortization	42	42	—	—%
Interest cost capitalization	(197)	(377)	180	(47.7)%
Total interest expense	$14,107	$13,759	$348	2.5%

Contractual interest expense increased $0.2 million primarily due to an increase in the Unsecured Term Loan interest rate resulting in an increase of approximately $0.3 million and mortgage notes payable repayments resulting in a decrease of approximately $0.1 million.

Results of Operations
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The Company’s results of operations for the nine months ended September 30, 2017 compared to the same period in 2016 were significantly impacted by acquisitions, developments, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $10.4 million, or 3.4%, to approximately $316.8 million for the nine months ended September 30, 2017 compared to $306.3 million in the prior year period and is comprised of the following:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Property operating	$270,852	$249,049	$21,803	8.8%
Single-tenant net lease	39,800	48,251	(8,451)	(17.5)%
Straight-line rent	4,867	5,446	(579)	(10.6)%
Rental income	315,519	302,746	12,773	4.2%
Other operating	1,249	3,576	(2,327)	(65.1)%
Total revenues	$316,768	$306,322	$10,446	3.4%

Property operating revenue increased $21.8 million, or 8.8%, from the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 contributed $14.4 million.

•	Leasing activity including contractual rent increases contributed $10.9 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $3.5 million.

Single-tenant net lease revenue decreased $8.5 million, or 17.5%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2016 and 2017 resulted in a decrease of $7.3 million.

•	Reduction in lease revenue of $1.6 million upon tenant vacate and classification to held for sale.

•	An acquisition in 2017 resulted in an increase of $0.4 million.

Straight-line rent decreased $0.6 million, or 10.6%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of prior year rent abatements resulted in a decrease of $1.0 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $0.2 million.

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $0.6 million.

Other operating revenue decreased $2.3 million, or 65.1%, from the prior year period primarily as a result of the expiration of four property operating agreements in 2016 and 2017.

Expenses
Property operating expenses increased $7.5 million, or 6.8%, for the nine months ended September 30, 2017 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $5.5 million.

•	Increases in portfolio operating expenses as follows:

◦	property tax of approximately $1.5 million;

◦	maintenance and repair expense of $0.6 million;

◦	compensation-related expenses of approximately $0.3 million;

◦	janitorial and other expense of $0.7 million; and

◦	utilities expense of approximately $0.2 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $1.3 million.

General and administrative expenses increased approximately $1.0 million, or 4.4%, for the nine months ended September 30, 2017 compared to the prior year period primarily as a result of performance-based compensation expense of $0.8 million and payroll compensation of $0.2 million.
Depreciation and amortization expense increased $11.5 million, or 12.3%, for the nine months ended September 30, 2017 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $8.2 million.

•	Various building and tenant improvement expenditures resulted in an increase of $9.1 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $3.8 million.

•	Assets that became fully depreciated resulted in a decrease of $2.0 million.

Other income (expense)
In 2017, the Company recorded gains of approximately $39.5 million on the sale of eight properties and impairment charges of approximately $5.4 million on the sale of two properties. There were no such transactions in the 2016 period.
Interest expense decreased $0.8 million for the nine months ended September 30, 2017 compared to the prior year period. The components of interest expense are as follows:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Contractual interest	$41,260	$42,097	$(837)	(2.0)%
Net discount/premium accretion	149	(93)	242	(260.2)%
Deferred financing costs amortization	1,840	2,210	(370)	(16.7)%
Interest rate swap amortization	126	126	—	—%
Interest cost capitalization	(681)	(828)	147	(17.8)%
Total interest expense	$42,694	$43,512	$(818)	(1.9)%

Contractual interest expense decreased $0.8 million primarily due to the following activity:

•	Unsecured Credit Facility repayments resulted in a decrease in interest expense of approximately $0.4 million.

•	Mortgage notes payable repayments resulted in a decrease in interest expense of approximately $0.6 million.

•	Unsecured Term Loan interest rate increases resulted in a increase in interest expense of approximately $0.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2017, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 6. Exhibits

Exhibit	Description
Exhibit 1.1	Underwriting Agreement dated August 8, 2017 by and among the Company, J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several Underwriters named therein. (1)

Exhibit 2.1	Master Transaction Agreement, dated as of August 8, 2017, by and among Meadows & Ohly, LLC and its affiliated entities listed in the Agreement, as sellers, and the Company, as purchaser. (2)

Exhibit 2.2	That certain Purchase and Sale Agreement, dated as of August 8, 2017, by an between Kennestone Outpatient Pavilion, L.P., as seller, and the Company, as purchaser. (2)

Exhibit 2.3
Amended and Restated Master Transaction Agreement and Omnibus Amendment to Property Agreements, dated as of September 27, 2017, by and among Meadows & Ohly, LLC, and its affiliated entities listed as sellers, and the Company, as purchaser. (3)

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended (4)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (5)

Exhibit 4.1	Specimen Stock Certificate (6)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Branch Banking and Trust Company, as trustee (as successor to the trustee named therein) (7)

Exhibit 4.3	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein) (8)

Exhibit 4.4	Form of 5.750% Senior Notes due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.5 thereto) (8)

Exhibit 4.5	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(9)

Exhibit 4.6	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(9)

Exhibit 4.7	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(10)

Exhibit 4.8	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto) (10)

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished electronically herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
_______________

(1)	Filed as an exhibit to the Company's Form 8-K filed August 9, 2017 and hereby incorporated by reference.

(2)
Filed as an exhibit to the Company's Form 8-K filed August 8, 2017 and hereby incorporated by reference. This agreement was terminated effective September 27, 2017 pursuant to the Amended and Restated Master Transaction Agreement filed as Exhibit 2.3 hereto.

(3)	Filed as an exhibit to the Company's Form 8-K filed September 28, 2017 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Form 8-K filed May 5, 2017 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated as reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) filed April 2, 1993 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(8)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

Schedule of Omitted Exhibits
The following exhibits are omitted from this filing in accordance with Item 601 of Regulation S-K. The agreements in this schedule are substantially identical to Exhibit 2.2 in all material respects.
1. Purchase and Sale Agreement dated as of August 8, 2017 by and between Kennestone Cancer Center, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser.
2. Purchase and Sale Agreement dated as of August 8, 2017 by and between Kennestone Physicians Center I, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser.
3. Purchase and Sale Agreement dated as of August 8, 2017 by and between Kennestone Physicians Center II, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser.
4. Purchase and Sale Agreement dated as of August 8, 2017 by and between Douglas Physicians Center, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser.
5. Purchase and Sale Agreement dated as of August 8, 2017 by and between Douglas Physicians Center II, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser.
6. Purchase and Sale Agreement dated as of August 8, 2017 by and between Paulding Physicians Center, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser.
7. Purchase and Sale Agreement dated as of August 8, 2017 by and between Paulding Outpatient Pavilion, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser.
8. Purchase and Sale Agreement dated as of August 8, 2017 by and between Vinings Health Park, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser (1).
9. Purchase and Sale Agreement dated as of August 8, 2017 by and between Piedmont Physicians Plaza, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser (1).
10. Purchase and Sale Agreement dated as of August 8, 2017 by and between Piedmont Medical Plaza, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser (1).
11. Purchase and Sale Agreement dated as of August 8, 2017 by and between 340 Exchange Boulevard, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser.
12. Purchase and Sale Agreement dated as of August 8, 2017 by and between Gwinnett 500 Building, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser (1).
13. Purchase and Sale Agreement dated as of August 8, 2017 by and between Gwinnett Physicians Center, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser (1).
14. Purchase and Sale Agreement dated as of August 8, 2017 by and between Hudgens Professional Building, L.P., as seller and Healthcare Realty Trust Incorporated, as purchaser (1).
(1) Terminated effective September 27, 2017 pursuant to the Amended and Restated Master Transaction Agreement filed as Exhibit 2.3 to this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	November 1, 2017