Form 10-K
period 2017-12-31
HEALTHCARE REALTY TRUST INC
filed 2018-02-14
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐    No    ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b -2 of the Exchange Act. (Check one):

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
Yes  ☐    No  ☒
The aggregate market value of the shares of common stock of the Registrant (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2017) held by non-affiliates on June 30, 2017 was $3,878,376,057.
As of January 26, 2018, there were 125,144,327 shares of the Registrant’s common stock outstanding.
________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018 are incorporated by reference into Part III of this Report.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2017

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
Real Estate Properties
The Company had gross investments of approximately $3.8 billion in 201 real estate properties, construction in progress, land held for development and corporate property at December 31, 2017. The Company provided property management services for 160 healthcare-related properties nationwide, totaling approximately 11.5 million square feet as of December 31, 2017. The Company’s real estate property investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements. The following table details the Company's owned properties by facility type as of December 31, 2017:

	Gross Investment	Square Feet	Percentage of Square Feet	December 31, 2017		December 31, 2016
(Dollars and square feet in thousands)				Number of Properties	Occupancy (1)	Number of Properties	Occupancy (1)
Medical office/outpatient	$3,486,478	13,741	94.0%	188	87.3%	182	87.4%
Inpatient	254,179	529	3.6%	5	100.0%	10	100.0%
Other	66,797	363	2.4%	8	98.4%	10	83.1%
Sub-Total	3,807,454	14,633	100.0%	201	88.1%	202	87.9%
Construction in progress	5,458
Land held for development	20,123
Corporate property	5,603
Total	$3,838,638
______

(1)
The occupancy columns represent the percentage of total rentable square feet leased (including month-to-month and holdover leases), excluding properties classified as held for sale (eight properties as of December 31, 2017 and two properties as of December 31, 2016).

Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2017, the Company did not have any tenants that accounted for 10% or more of the Company’s consolidated revenues, including revenues from discontinued operations. The largest revenue concentration is with Baylor Scott & White Health and its affiliates, which accounted for 9.7% of the Company's consolidated revenues, comprising 158 leases spread over 20 buildings.

Expiring Leases
As of December 31, 2017, the weighted average remaining years to maturity pursuant to the Company’s leases were approximately 4.1 years, with expirations through 2036. The table below details the Company’s lease maturities as of December 31, 2017, excluding eight properties classified as held for sale.

Expiration Year	Number of Leases	Leased Square Feet	Percentage of Leased Square Feet
2018 (1)	623	2,039,826	15.8%
2019	526	2,327,477	18.1%
2020	449	1,885,019	14.6%
2021	317	1,171,015	9.1%
2022	284	1,252,594	9.7%
2023	154	801,219	6.2%
2024	147	824,574	6.4%
2025	75	650,673	5.1%
2026	65	222,474	1.7%
2027	61	642,254	5.0%
Thereafter	78	1,070,766	8.3%
	2,779	12,887,891	100.0%
______

(1)	Includes 52 leases totaling 140,172 square feet that expired prior to December 31, 2017 and are currently on month-to-month terms.

See "Trends and Matters Impacting Operating Results" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report for additional information regarding the Company's leases and leasing efforts.
Liquidity
The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company expects to meet its liquidity needs through cash on hand, cash flows from operations, property dispositions, equity and debt issuances in the public or private markets and borrowings under commercial credit facilities.
Business Strategy
The Company owns and operates properties that facilitate the delivery of healthcare in primarily outpatient settings. To execute its strategy, the Company engages in a broad spectrum of integrated services including leasing, management, acquisition, financing, development and redevelopment of such properties. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities located on or near the campuses of acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in diverse geographic locations with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer and diagnostic centers.
2017 Investment Activity
The Company acquired 15 medical office buildings and increased its ownership interest in an existing medical office building during 2017 for a total purchase price of $327.2 million. This includes the assumption of mortgage notes payable of $45.8 million and the acquisition of equity interests in limited liability companies that own two parking garages in Atlanta, Georgia. The weighted average capitalization rate for these investments was 5.4%. The Company calculates the capitalization rate for an acquisition as the forecasted first year net operating income divided by the purchase price plus acquisition costs and expected first year capital additions.
The Company disposed of 10 properties during 2017 for a total sales price of $122.7 million, including $84.0 million for four inpatient rehabilitation facilities. The weighted average capitalization rate for these 10 properties was 7.0%. The Company calculates the capitalization rate for dispositions as the next 12 months forecasted net operating income divided by the sales price.

In 2017, the Company funded $32.3 million toward development and redevelopment of properties, with one redevelopment and one development project underway at December 31, 2017.

See the Company's discussion regarding the 2017 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements and development activity in Note 15 to the Consolidated Financial Statements. Also, please refer to the Company's discussion in "Trends and Matters Impacting Operating Results" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.
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
Government Regulation
The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation at the federal, state and local levels, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act") and laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Law, False Claims Act and Health Insurance Portability and Accountability Act of 1996. These laws and regulations establish, among other things, requirements for state licensure and criteria for medical tenants to participate in government-sponsored reimbursement programs, including the Medicare and Medicaid programs. The Company's leases generally require the tenant to comply with all applicable laws relating to the tenant's use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs could have a material adverse effect on the tenant's ability to make lease payments to the Company.
The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. Government healthcare spending has increased over time; however, changes from year to year in reimbursement methodology, rates and other regulatory requirements may cause the profitability of providing care to Medicare and Medicaid patients to decline, which could adversely affect tenants' ability to make lease payments to the Company.
The Affordable Care Act was intended to provide for comprehensive reform of the United States' healthcare system and extend health insurance benefits to the uninsured population, with a mandate for individuals to purchase health coverage, and the potential to alleviate high uncompensated care expense to healthcare providers. However, the law also increased regulatory scrutiny of providers and insurers by federal and state administrative authorities; lowered annual increases in Medicare payment rates; and implemented cost-saving measures and shared risk-and-reward payment models to promote value and savings, rather than payment based solely on volume of services. These initiatives may slow the growth of healthcare spending over time, but also require providers to expand access and quality of care, presenting the industry and its individual participants with uncertainty and greater financial risk.
In 2017, the Affordable Care Act was subject to numerous legal and legislative challenges. While efforts in Congress to repeal the law were unsuccessful, President Trump's administration moved forward with an agenda to decrease the law's regulations, eliminate the individual insurance mandate penalty starting in 2019, end cost-sharing reduction payments to insurers for lower-income federal exchange enrollees, and increase states' flexibility to offer short-term, basic insurance plans. These initiatives could affect the market for individual health insurance and, consequently, the demand for healthcare services. The Company cannot predict the degree to which any changes may affect indirectly the economic performance of the Company, or its tenants, positively or negatively.
The Centers for Medicare and Medicaid Services ("CMS") continued to monitor physician Medicare rates in 2017 for reimbursement “site-neutrality,” or equalizing Medicare rates across different facility-type settings. Section 603 of the Bipartisan Budget Act of 2015 lowered Medicare rates effective January 1, 2017 for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician-office settings for those facilities not grandfathered-in under the current Medicare rates as of the law's date of enactment, November 2, 2015. While these changes are expected to lessen reimbursement disparity between off-campus medical office and outpatient facilities, the Company’s medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, the Company cannot predict the amount of benefit from these measures or if other federal health policy or regulation will ultimately require cuts to reimbursement rates for services provided in other facility-type settings. The Company cannot predict the degree to which these changes, or changes to federal healthcare programs in general, may affect the economic performance of some or all of the Company's tenants, positively or negatively.
In 2018, physicians must begin reporting patient data on quality and performance measures that will affect their Medicare payments for the year 2020. Implementation of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), unless amended in future legislation, will eventually replace the traditional fee-for-service payment model for physicians with a new value-based payment initiative. The CMS exempted approximately two-thirds of physician practices from MACRA compliance in 2018, citing high costs of implementation with minimal yield in savings, especially for smaller practices. MACRA compliance, and the ongoing debate over the most effective payment system to use to promote value-based reimbursement, present the industry and its individual participants with uncertainty and financial risk. The Company cannot predict the degree to which any such changes may affect the economic performance of the Company's tenants or indirectly the Company.
Legislative Developments
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation or regulatory action recently enacted or in the process of implementation include:

•
the legislation informally known as the Tax Cuts and Jobs Act of 2017, signed into law at the end of the year, affects healthcare providers and health systems in a variety of ways, positively and negatively, including by limiting their ability to deduct interest on debt, denying deductions for and imposing an excise tax on the compensation in excess of $1 million of the five most highly-compensated employees of health systems, and eliminating, in 2019, the tax penalty for the Affordable Care Act’s individual health insurance mandate;

•
the expansion of Medicaid benefits and the implementation of health insurance exchanges under the Affordable Care Act, whether run by the state or by the federal government, whereby individuals and small businesses purchase health insurance, including government-funded plans, many assisted by federal subsidies that are subject to ongoing legal and legislative challenges;

•
quality control, cost containment, and value-based payment system reforms for Medicaid and Medicare, such as expansion of pay-for-performance criteria, bundled provider payments, accountable care organizations, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•
implementation of MACRA, which, if not amended in future legislation, will eventually replace the traditional fee-for-service payment model for physicians with a new value-based payment initiative; the CMS exempted approximately two-thirds of physician practices from MACRA compliance in 2018;

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
Employees
At December 31, 2017, the Company employed 273 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
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
Committee Charters
The Board of Directors has an Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Executive Committee. The Board of Directors has adopted written charters for each committee, except for the Executive Committee, which are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any stockholder who requests a copy.
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
The Company’s revenues depend on the ability of its tenants under its leases to generate sufficient income from their operations to make rental payments to the Company.
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
The Company had approximately $95.2 million, or 2.5% of the Company’s real estate property investments, that were subject to purchase options held by lessees that were exercisable as of December 31, 2017. Other properties have purchase options that will become exercisable in future periods. Properties with options exercisable in 2018 produced aggregate net operating income of approximately $9.1 million in 2017. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options may be purchased at rates of return above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s consolidated financial condition and results of operations.

In October 2017, the Company received notice that a tenant is exercising a purchase option on seven properties, comprised of five single-tenant net leased buildings and two multi-tenanted buildings, covered by one purchase option with a stated purchase price of approximately $45.5 million, subject to certain contractual adjustments. Closing of the sale is expected to occur in April 2018.

For more specific information concerning the Company’s purchase options, see “Purchase Options” in the “Trends and Matters Impacting Operating Results” as a part of Management's Discuss and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.
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
If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates or if the Company is required to undertake significant expenditures or make significant leasing concessions to attract new tenants, then the Company’s business, consolidated financial condition and results of operations would be adversely affected.
A portion of the Company’s leases will expire over the course of any year. For more specific information concerning the Company’s expiring leases, see "Multi-Tenant Leases" and "Single-Tenant Net Leases" in the "Trends and Matters Impacting Operating Results" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space or make significant leasing concessions to attract new tenants. If unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates, or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, consolidated financial condition and results of operations.
Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adaptable to other uses.
Some of the Company’s properties are specialized medical facilities. If the Company or the Company’s tenants terminate the leases for these properties or the Company’s tenants lose their regulatory authority to operate such properties, the Company may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, the Company may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result may have a material adverse effect on the Company’s consolidated financial condition and results of operations.
The Company has, and in the future may have more, exposure to fixed rent escalators, which could lag behind inflation and the growth in operating expenses such as real estate taxes, utilities, insurance, and maintenance expense.
The Company receives a significant portion of its revenues by leasing assets subject to fixed rent escalations. Eighty-seven percent of leases have increases that are based upon fixed percentages, eleven percent of leases have increases based on the

Consumer Price Index and two percent have no increase. If the fixed percentage increases begin to lag behind inflation and operating expense growth, the Company's performance, growth, and profitability would be negatively impacted.
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
The Company’s acquired, developed, redeveloped and existing real estate properties may not perform in accordance with management’s expectations because of many factors including the following:

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
As of December 31, 2017, the Company had investment concentrations of greater than 5% of its total investments in the Dallas, Texas (12.4%) and Seattle, Washington (11.2%) markets. These concentrations increase the exposure to adverse conditions that might affect these markets, including natural disasters, local economic conditions, local real estate market conditions, increased competition, state and local regulation, including property taxes, and other localized events or conditions.
Many of the Company’s leases are dependent on the viability of associated health systems. Revenue concentrations relating to these leases expose the Company to risks related to the financial condition of the associated health systems.
The Company’s revenue concentrations with tenants are diversified, with the largest revenue concentration relating to Baylor Scott & White Health and its affiliates, which accounted for 9.7% of the Company's consolidated revenues.
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
As of December 31, 2017, the Company had 109 properties that were held under ground leases, including one property with construction in progress, representing an aggregate gross investment of approximately $2.1 billion. The weighted average remaining term of the Company's ground leases is approximately 68.7 years, including renewal options. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s consolidated financial condition and results of operations.
The Company may experience uninsured or underinsured losses.
The Company carries comprehensive liability insurance and property insurance covering its owned and managed properties. In addition, tenants under single-tenant net leases are required to carry property insurance covering the Company’s interest in the buildings. Some types of losses may be uninsurable or too expensive to insure against. Insurance companies limit or exclude coverage against certain types of losses, such as losses due to named windstorms, terrorist acts, earthquakes, and toxic mold. Accordingly, the Company may not have sufficient insurance coverage against certain types of losses and may experience decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might remain obligated for any mortgage debt or other financial obligation related to the property. Further, if any of the Company's insurance carriers were to become insolvent, the Company would be forced to replace the existing coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, the Company cannot be certain that the Company would be able to replace the coverage at similar or otherwise favorable terms.
The Company has obtained title insurance policies for each of its properties, typically in an amount equal to its original price. However, these policies may be for amounts less than the current or future values of our properties. In such an event, if there is a title defect relating to any of the Company's properties, it could lose some of the capital invested in and anticipated profits from such property. The Company cannot give assurance that material losses in excess of insurance proceeds will not occur in the future.

The Company faces risks associated with security breaches through cyber attacks, cyber intrusions, or otherwise, as well as other significant disruptions of its information technology networks and related systems.
The Company faces risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside the Company, or persons with access to systems inside the Company, and other significant disruptions of the Company's information technology ("IT") networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The Company's IT networks and related systems are essential to the operation of its business and its ability to perform day-to-day operations (including managing building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although the Company makes efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these security measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and it is therefore impossible to entirely mitigate the risk.
A security breach or other significant disruption involving the Company's IT network and related systems could:

•	disrupt the proper functioning of the Company's networks and systems and therefore the Company's operations and/or those of certain tenants;

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;

•	result in the Company's inability to properly monitor its compliance with the rules and regulations regarding the Company's qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, or otherwise valuable information of the Company or others, which others could use to compete against the Company or which could expose it to damage claims by third-parties for disruption, destructive, or otherwise harmful purposes or outcomes;

•	result in the Company's inability to maintain the building systems relied upon by the its tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject the Company to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or

•	damage the Company's reputation among its tenants and investors generally.

Any or all of the foregoing could have a material adverse effect on the Company's consolidated financial condition and results of operations.
Risks relating to our capital structure and financings
The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future.
As of December 31, 2017, the Company had approximately $1.3 billion of outstanding indebtedness and the Company’s leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was 32.3%. Covenants under the Credit Agreement, dated as of October 14, 2011, among the Company and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended (“Unsecured Credit Facility”), the Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended (the “Unsecured Term Loan due 2022”) and the indentures governing the Company’s senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service the debt, thereby reducing the funds available to implement the Company’s business strategy and to make distributions to stockholders. A high level of indebtedness could also:

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
The Company generally does not intend to reserve funds to retire existing debt upon maturity. The Company may not be able to repay, refinance, or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect the Company's financial condition and results of operations. Any such refinancing could also impose tighter financial ratios and other covenants that restrict the Company's ability to take actions that could otherwise be in its best interest, such as funding new development activity, making opportunistic acquisitions, or paying dividends.
Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s consolidated financial condition and results of operations.
The terms of the Unsecured Credit Facility, the Unsecured Term Loan due 2022, the indentures governing the Company’s outstanding senior notes and other debt instruments that the Company may enter into in the future are subject to customary financial and operational covenants. These provisions include, among other things: a limitation on the incurrence of additional indebtedness; limitations on mergers, investments, acquisitions, redemptions of capital stock, and transactions with affiliates; and maintenance of specified financial ratios. The Company’s continued ability to incur debt and operate its business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit the Company’s operational flexibility, as well as defaults resulting from a breach of any of these covenants in its debt instruments, could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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

Further, the Company obtains credit ratings from various credit-rating agencies based on their evaluation of the Company's credit. These agencies' ratings are based on a number of factors, some of which are not within the Company's control. In addition to factors specific to the Company's financial strength and performance, the rating agencies also consider conditions affecting REITs generally. The Company cannot assure you that its credit ratings will not be downgraded. If the Company's credit ratings are downgraded or other negative action is taken, the Company could be required, among other things, to pay additional interest and fees on borrowings under the Unsecured Credit Facility and Unsecured Term Loan due 2022.
The Company is exposed to increases in interest rates, which could adversely impact its ability to refinance existing debt, sell assets or engage in acquisition and development activity.
The Company receives a significant portion of its revenues by leasing its assets under long-term leases in which the rental rate is generally fixed, subject to annual rent escalators. A significant portion of the Company’s debt may be subject to floating rates, based on LIBOR or other indices. The generally fixed nature of revenues and the variable rate of certain debt obligations create interest rate risk for the Company. Increases in interest rates could make the financing of any acquisition or investment activity more costly. Rising interest rates would increase the cost of borrowing under the Unsecured Credit Facility and the Unsecured Term Loan due 2022, could limit the Company’s ability to refinance existing debt when it matures or cause the Company to pay higher rates upon refinancing. An increase in interest rates also could have the effect of reducing the amounts that third parties might be willing to pay for real estate assets, which could limit the Company’s ability to sell assets at times when it might be advantageous to do so.
The Company's swap agreements may not effectively reduce its exposure to changes in interest rates.
The Company enters into swap agreements from time to time to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company’s exposure to changes in interest rates. When the Company uses forward-starting interest rate swaps, there is a risk that it will not complete the long-term borrowing against which the swap is intended to hedge. If such events occur, the Company’s consolidated financial condition and results of operations may be adversely affected. See Note 10 to the Consolidated Financial Statements for additional information on the Company's interest rate swaps.
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

•	federal court decisions on cases challenging the legality of certain aspects of the Affordable Care Act;

•	federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates;

•	equalizing Medicare payment rates across different settings;

•	heightened health information technology security standards and the meaningful use of electronic health records by healthcare providers; and

•	potential tax law changes affecting providers.

These changes, among others, can adversely affect the economic performance of some or all of the tenants and sponsoring health systems who provide financial support to the Company’s investments and, in turn, negatively affect the lease revenues and the value of the Company’s property investments.
The costs of complying with governmental laws and regulations may adversely affect the Company's results of operations.
All real property and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder the Company's ability to sell, rent, or pledge such property as collateral for future borrowings.

Compliance with new laws or regulations or stricter interpretation of existing laws may require the Company to incur significant expenditures. Future laws or regulations may impose significant environmental liability. Additionally, tenant or other operations in the vicinity of the Company's properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect the Company's properties. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which the Company may be required to comply and that may subject us to liability in the form of fines or damages for noncompliance. Any expenditures, fines, or damages that the Company must pay would adversely affect its results of operations. Proposed legislation to address climate change could increase utility and other costs of operating the Company's properties.

Discovery of previously undetected environmentally hazardous conditions may adversely affect the Company's financial condition and results of operations. Under various federal, state, and local environmental laws and regulations, a current or previous property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on such property. These costs could be significant. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require significant expenditures or prevent the Company from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could adversely affect the Company's financial condition and results of operations.

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
The Company’s Articles of Incorporation, as well as provisions of Maryland general corporation law, contain limits and restrictions on transferability of the Company’s common stock which may have adverse effects on the value of the Company’s common stock.
In order to qualify as a REIT, no more than 50% of the value of the Company’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. To assist in complying with this REIT requirement, the Company’s Articles of Incorporation contain provisions restricting share transfers where the transferee would, after such transfer, own more than 9.9% either in number or value of the outstanding stock of the Company. If, despite this prohibition, stock is acquired increasing a transferee’s ownership to over 9.9% in value of the outstanding stock, the stock in excess of this 9.9% in value is deemed to be held in trust for transfer at a price that does not exceed what the purported transferee paid for the stock, and, while held in trust, the stock is not entitled to receive dividends or to vote. In addition, under these circumstances, the Company has the right to redeem such stock.
In addition, provisions of Maryland general corporation law may have anti-takeover effects that delay, defer or prevent a takeover attempt. These provisions include the following:

•
Preferred Stock. The Company's charter authorizes the board of directors to issue preferred stock in one or more classes and establish the preferences and rights of any class of preferred stock issued. These actions can be taken without stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of the Company.

•
Business combinations. Pursuant to the Maryland law, the Company cannot merge into or consolidate with another corporation or enter into a statutory share exchange transaction in which the Company is not the surviving entity or sell all or substantially all of its assets unless the board of directors adopts a resolution declaring the proposed transaction advisable and two-thirds of the stockholders voting together as a single class approve the transaction. Maryland law prohibits stockholders from taking action by written consent unless all stockholders consent in writing. The practical effect of this limitation is that any action required or permitted to be taken by the Company's stockholders may only be taken if it is properly brought before an annual or special meeting of stockholders. The Company's bylaws further provide that in order for a stockholder to properly bring any matter before a meeting, the stockholder must comply with requirements regarding advance notice. The foregoing provisions could have the effect of delaying until the next annual meeting stockholder actions that the holders of a majority of the Company's outstanding voting securities favor. These provisions may also discourage another person from making a tender offer for the Company's common stock, because such person or entity, even if it acquired a majority of the Company's outstanding voting securities, would likely be able to take action as a stockholder, such as electing new directors or approving a merger, only at a duly called stockholders meeting. Maryland law also establishes special requirements with respect to business combinations between Maryland corporations and interested stockholders unless exemptions apply. Among other things, the law prohibits for five years a merger and other similar transactions between a corporation and an interested stockholder and requires a supermajority vote for such transactions after the end of the five-year period.

•
Control share acquisitions. Maryland general corporation law also provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer or by officers or employee directors. The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or to acquisitions approved or exempted by the corporation's charter or bylaws.

•
Maryland unsolicited takeover statute. Under Maryland law, the Company's board of directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for the Company or make an acquisition of the Company more difficult.

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
The prohibited transactions tax may limit the Company's ability to sell properties.
A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The Company may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, the Company cannot assure you that it can in all cases comply with the safe harbor or that it will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, the Company may choose not to engage in certain sales of its properties or may conduct such sales through a taxable REIT subsidiary, which would be subject to federal and state income taxation.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In addition to the properties described in Item 1. “Business,” in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from unrelated third parties from time to time, including its headquarters, which are located at 3310 West End Avenue in Nashville, Tennessee. The Company’s corporate office lease currently covers approximately 36,653 square feet of rented space and expires on October 31, 2020. The Company’s base rent for 2017 was approximately $1.0 million for office space leases.
Item 3. Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” At December 31, 2017, there were 1,047 stockholders of record. The following table sets forth the high and low sales prices per share of common stock, and the dividends declared and paid per share of common stock related to the periods indicated.

	High	Low	Dividends Declared and Paid per Share
2017
First Quarter	$32.50	$29.80	$0.30
Second Quarter	36.17	31.46	0.30
Third Quarter	34.65	31.78	0.30
Fourth Quarter (Dividend payable on March 6, 2018)	33.87	31.58	0.30

2016
First Quarter	$31.09	$27.50	$0.30
Second Quarter	35.00	29.42	0.30
Third Quarter	36.60	32.80	0.30
Fourth Quarter	34.28	26.66	0.30
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Equity Compensation Plan Information
The following table provides information as of December 31, 2017 about the Company’s common stock that may be issued as restricted stock and upon the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2015 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	318,100	—	2,087,307
Equity compensation plans not approved by security holders	—	—	—
Total	318,100	—	2,087,307
______

(1)
The outstanding options relate only to the 2000 Employee Stock Purchase Plan. The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

Issuer Purchases of Equity Securities
During the year ended December 31, 2017, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	15,695	$30.31	—	—
February 1 - February 28	886	30.35	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
October 1 - October 31	—	—	—	—
November 1 - November 30	—	—	—	—
December 1 - December 31	77,822	32.31	—	—
Total	94,403

Item 6. Selected Financial Data
The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements:

	Year Ended December 31,
(Amounts in thousands except per share data)	2017	2016	2015	2014	2013 (1)
Statement of Income Data:
Total revenues	$424,499	$411,630	$388,471	$370,855	$330,949
Total expenses	335,046	309,932	283,541	267,100	243,331
Other income (expense)	(66,357)	(15,942)	(46,094)	(69,776)	(100,710)
Income (loss) from continuing operations	$23,096	$85,756	$58,836	$33,979	$(13,092)
Income (loss) from discontinued operations	(4)	(185)	10,600	(1,779)	20,075
Net income attributable to common
stockholders	$23,092	$85,571	$69,436	$31,887	$6,946

Diluted earnings per common share:
Income (loss) from continuing operations	$0.18	$0.78	$0.59	$0.35	$(0.14)
Income (loss) from discontinued operations	0.00	0.00	0.11	(0.02)	0.22
Net income attributable to common
stockholders	$0.18	$0.78	$0.70	$0.33	$0.08
Weighted average common shares outstanding -
Diluted	118,017	109,387	99,880	96,759	90,941

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$3,838,638	$3,628,221	$3,380,908	$3,258,279	$3,067,187
Real estate properties, net	$2,941,208	$2,787,382	$2,618,982	$2,557,608	$2,435,078
Mortgage notes receivable	$—	$—	$—	$1,900	$125,547
Assets held for sale and discontinued
operations, net	$33,147	$3,092	$724	$9,146	$6,852
Total assets	$3,193,585	$3,040,647	$2,810,224	$2,757,510	$2,729,662
Notes and bonds payable	$1,283,880	$1,264,370	$1,424,992	$1,403,692	$1,348,459
Total stockholders' equity	$1,789,883	$1,653,414	$1,242,747	$1,221,054	$1,245,286

Other Data:
Funds from operations (2)	$134,274	$174,420	$124,571	$146,493	$92,166
Funds from operations per common share - Diluted (2)	$1.13	$1.59	$1.25	$1.51	$1.00
Cash flows from operations	$179,766	$151,272	$160,375	$125,370	$120,797
Dividends paid	$142,327	$131,759	$120,266	$116,371	$111,571
Dividends declared and paid per common share	$1.20	$1.20	$1.20	$1.20	$1.20
______

(1)
The Company did not have any dispositions that met the criteria for presentation as discontinued operations in 2015, 2016, or 2017. The year ended December 31, 2013 was restated to conform to the discontinued operations presentation for 2014. See Note 5 to the Consolidated Financial Statements for more information on the Company’s discontinued operations as of December 31, 2017.

(2)
The Company adopted ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" and ASU No. 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of -Credit Arrangements", as of January 1, 2016. Balance Sheet data for the years ending December 31, 2017, 2016 and 2015 shown above reflect this reclassification. Balance Sheet data for the years ending December 31, 2014 and 2013 have not been restated.

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
Such risks and uncertainties as more fully discussed in Item 1A “Risk Factors” of this report and in other reports filed by the Company with the SEC from time to time include, among other things, the following:

•	The Company's expected results may not be achieved;

•	The Company’s revenues depend on the ability of its tenants under its leases to generate sufficient income from their operations to make rental payments to the Company;

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

•
If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates or if the Company is required to undertake significant expenditures to attract new tenants, then the Company’s business, consolidated financial condition and results of operations would be adversely affected;

•	Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adaptable to other uses;

•
The Company has, and may have more in the future, exposure to fixed rent escalators, which could lag behind inflation and the growth in operating expenses such as real estate taxes, utilities, insurance, and maintenance expenses;

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

•	Many of the Company’s properties are held under ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties;

•	The Company may experience uninsured or underinsured losses;

•
The Company faces risks associated with security breaches through cyber attacks, cyber intrusions, or otherwise, as well as other significant disruptions of its information technology networks and related systems;

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

•	The Company is exposed to increases in interest rates, which could adversely impact its ability to refinance existing debt, sell assets or engage in acquisition and development activity;

•	The Company's swap agreements may not effectively reduce its exposure to changes in interest rates;

•
If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, the Company would have to obtain another tenant for the affected facility;

•	Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments;

•	The costs of complying with governmental laws and regulations may adversely affect the Company's results of operations;

•	If the Company fails to remain qualified as a REIT, the Company will be subject to significant adverse consequences, including adversely affecting the value of its common stock;

•
The Company's Articles of Incorporation, as well as provisions of Maryland general corporation law, contain limits and restrictions on transferability of the Company's common stock which may have adverse effects on the value of the Company's common stock;

•	Complying with the REIT requirements may cause the Company to forego otherwise attractive opportunities;

•	The prohibited transactions tax may limit the Company's ability to sell properties;

•	Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code; and

•	New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT.
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

Overview
The Company owns and operates properties that facilitate the delivery of healthcare in primarily outpatient settings. To execute its strategy, the Company engages in a broad spectrum of integrated services including leasing, management, acquisition, financing, development and redevelopment of such properties. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities located on or near the campuses of acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in diverse geographic locations with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer and diagnostic centers.
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
Sources and Uses of Cash
The Company's revenues are derived from its real estate property portfolio based on contractual arrangements with its tenants and sponsoring health systems. These sources of revenue represent the Company's primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, general and administrative costs, capital expenditures and other expenses incurred in connection with managing its existing portfolio and investing in additional properties. To the extent additional investments are not funded by these sources, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets, property dispositions or through proceeds from the Unsecured Credit Facility.
The Company expects to continue to meet its liquidity needs, including capital for additional investments, dividend payments and debt service funds through cash flows from operations and the cash flow sources addressed above. The Company also had unencumbered real estate assets, excluding assets held for sale, with a gross book value of approximately $3.4 billion at December 31, 2017, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has exposure to variable interest rates and its common stock price is impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
Operating Activities
Cash flows provided by operating activities for the three years ended December 31, 2017, 2016 and 2015 were $179.8 million, $151.3 million and $154.0 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipt of tenant rent.
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

Investing Activities
A summary of the significant transactions impacting investing activities for the year ended December 31, 2017 is listed below. See Note 4 to the Consolidated Financial Statements for more detail on these activities.

Outflows
The Company acquired 15 medical office buildings and increased its ownership interest in an existing medical office building during 2017 for a total purchase price of $327.2 million, including cash consideration of $283.1 million. This includes the assumption of mortgage notes payable of $45.8 million (excluding fair value adjustments totaling $0.6 million recorded at closing) and the acquisition of equity interests in limited liability companies that own two parking garages in Atlanta, Georgia. The following table details the acquisitions for the year ended December 31, 2017:

(Dollars in millions)	Health System Affiliation	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed	Square Footage	Hospital Campus Location (1)
St. Paul, Minnesota	Fairview Health	3/6/17	$13.5	$—	34,608	On
San Francisco, California	Sutter Health	6/12/17	26.8	—	75,649	On
Washington, D.C.	Trinity Health	6/13/17	24.0	(12.1)	62,379	On
Los Angeles, California	HCA	7/31/17	16.3	—	42,780	On
Atlanta, Georgia	WellStar Health	11/1/17	25.5	—	76,944	On
Atlanta, Georgia	WellStar Health	11/1/17	30.3	—	74,024	On
Atlanta, Georgia	WellStar Health	11/1/17	49.7	—	118,180	On
Atlanta, Georgia (2)	Piedmont	11/1/17	6.7	—	19,732	ANC
Seattle, Washington	Overlake Health	11/1/17	12.7	—	26,345	ADJ
Atlanta, Georgia	WellStar Health	12/13/17	25.8	(10.5)	59,427	On
Atlanta, Georgia	WellStar Health	12/13/17	15.4	(4.7)	40,171	On
Atlanta, Georgia	WellStar Health	12/18/17	26.3	(11.8)	66,984	On
Atlanta, Georgia	WellStar Health	12/18/17	14.2	(6.7)	40,324	On
Chicago, Illinois	Ascension	12/18/17	28.7	—	99,526	On
Seattle, Washington	UW Medicine	12/18/17	8.8	—	32,828	ADJ
Austin, Texas (3)	Ascension	12/21/17	2.5	—	7,972	ADJ
			$327.2	$(45.8)	877,873
______

(1)	On = Located on a hospital campus; ADJ = Adjacent to hospital campus; ANC = Anchored

(2)	This building is not located on a hospital campus, but is 100% leased to a hospital system and is classified as anchored.

(3)	The Company acquired additional ownership interest in an existing building bringing the Company's ownership to 69.4%.

In 2017, the Company funded $32.3 million toward development and redevelopment of properties. In addition, the Company funded $44.6 million at its owned real estate properties, including first generation tenant improvement allowances and planned capital expenditures for acquisitions. The following table details these expenditures for the year ended December 31, 2017:

(Dollars in millions)	2017
1st generation tenant improvements & planned capital expenditures for acquisitions	$5.4
2nd generation tenant improvements	20.4
Capital expenditures	18.8
Total capital funding	$44.6

Inflows
The Company disposed of 10 properties in 2017 for a total sales price of $122.7 million, including cash proceeds of $119.4 million and $3.3 million of closing costs and related adjustments. The following table details these dispositions for the year ended December 31, 2017:

(Dollars in millions)	Date Disposed	Sales Price	Square Footage	Property Type (1)
Evansville, Indiana	3/6/17	$6.4	29,500	OTH
Columbus, Georgia (2)	3/7/17	0.6	12,000	MOB
Las Vegas, Nevada (2)	3/30/17	5.5	18,147	MOB
Texas (3 properties)	3/31/17	69.5	169,722	IRF
Chicago, Illinois	6/16/17	0.5	5,100	MOB
San Antonio, Texas	6/29/17	14.5	39,786	IRF
Roseburg, Oregon	6/29/17	23.2	62,246	MOB
St. Louis, Missouri	9/7/17	2.5	79,980	MOB
Total dispositions		$122.7	416,481
______

(1)	MOB = medical office building; IRF = inpatient rehabilitation facility; OTH = other

(2)	Previously classified as held for sale.

Financing Activities

Debt Activity
Below is a summary of the significant financing activity for the year ended December 31, 2017. See Notes 10 and 11 to the Consolidated Financial Statements for more information on the capital markets and financing activities:

The Company had the following changes in debt structure:

•
On December 11, 2017, the Company issued $300.0 million of unsecured senior notes due 2028 (the "Senior Notes due 2028") in a registered public offering. The Senior Notes due 2028 bear interest at 3.625%, payable semi-annually on January 15 and July 15, beginning July 15, 2018, and are due on January 15, 2028, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.5 million, and the Company incurred approximately $2.7 million in debt issuance costs, resulting in an effective rate of 3.84%.

•
The Company redeemed the outstanding principal of $400.0 million on the unsecured senior notes due 2021 (the "Senior Notes due 2021") in two transactions. On November 1, 2017 and December 27, 2017, the Company redeemed $100.0 million and $300.0 million, respectively. The aggregate redemption price was $452.3 million, consisting of outstanding principal of $400.0 million, accrued interest of $9.5 million, and a "make-whole" amount of approximately $42.8 million for the early extinguishment of debt. The aggregate unaccreted discount and unamortized costs on these notes of $2.2 million was written off upon redemption. The Company recognized a loss on early extinguishment of debt of approximately $45.0 million in the fourth quarter of 2017 related to these redemptions.

•
On December 18, 2017, the Company entered into an amendment to its Unsecured Term Loan due 2022. The amendment to the Term Loan extends the maturity date from January 2019 to December 2022 and reduces the spread over LIBOR relating to the cost of borrowing by 10 basis points, based on the Company's unsecured debt ratings as of December 31, 2017.

•
On December 20, 2017, the Company entered into two interest rate swaps totaling $25.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2022 to a fixed rate of interest of 2.18% (plus the applicable margin rate, currently 1.10%) through December 16, 2022.

•	The following table details the mortgage note payable activity for the year ended December 31, 2017:

(Dollars in millions)	Transaction Date	Borrowing (Repayment)	Encumbered Square Footage	Contractual Interest Rate
Debt assumptions:
Washington, D.C. (1)	06/13/17	$12.1	62,379	4.7%
Atlanta, Georgia (1)	12/13/17	10.5	59,427	3.5%
Atlanta, Georgia (1)	12/13/17	4.7	40,171	5.5%
Atlanta, Georgia (1)	12/18/17	11.8	66,984	3.3%
Atlanta, Georgia (1)	12/18/17	6.7	40,324	4.1%
Total borrowings		$45.8	269,285	4.1%

Repayments in full:
Minneapolis, Minnesota (2)	5/1/17	$(0.2)	60,476	6.5%
Kingsport, Tennessee	9/28/17	(1.3)	75,000	5.6%
Columbus, Ohio	10/2/17	(0.2)	73,331	5.5%
Total repayments		$(1.7)	208,807	5.7%
______

(1)	Assumed upon acquisition and excluding fair value adjustments totaling $0.6 million in aggregate recorded at closing.

(2)	This property has three remaining notes that are secured by the property with maturity dates ranging from 2022 to 2040, but is repayable, without penalty, in 2020.

Subsequent Activity
On January 30, 2018, the Company entered into two interest rate swaps totaling $50.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2022 to a fixed rate of interest of 2.46% (plus the applicable margin rate, currently 1.10%) through December 16, 2022.

The following table details the Company's debt balances as of December 31, 2017:

	Balance as of December 31, 2017(3)	Weighted Years to Maturity	Effective Interest Rate
Senior Notes due 2023	$247,703	5.3	3.95%
Senior Notes due 2025	248,044	7.3	4.08%
Senior Notes due 2028	294,757	10.0	3.84%
Total Senior Notes Outstanding	$790,504	7.7	3.95%
Unsecured credit facility due 2020 (1)	189,000	2.6	2.56%
Unsecured term loan due 2022 (2)	148,994	5.0	2.77%
Mortgage notes payable	155,382	5.6	4.82%
Total Outstanding Notes and Bonds Payable	$1,283,880	6.4	3.71%
______

(1)
As of December 31, 2017, the Company had $189.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 2.56% and a remaining borrowing capacity of approximately $511.0 million.

(2)
The effective interest rate includes the impact of two interest rate swaps totaling $25.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Term Loan to a fixed rate of interest of 2.18% (plus the applicable margin rate, currently 1.10%) through December 16, 2022.

(3)	Balances are reflected net of discounts and deferred financing costs and include premiums.

Debt Covenant Information
As of December 31, 2017, 99.2% of the Company’s debt balances were due after 2018. Also, as of December 31, 2017, the Company’s stockholders’ equity totaled approximately $1.8 billion and its leverage ratio [debt divided by (debt plus stockholders’ equity less intangible assets plus accumulated depreciation)] was approximately 32.3%. The Company’s fixed charge ratio, calculated in accordance with Item 503 of Regulation S-K, includes only income from continuing operations which is reduced by depreciation and amortization and the operating results of properties currently classified as held for sale. In accordance with this definition, the Company’s earnings from continuing operations as of December 31, 2017 were sufficient to cover its fixed charges with a ratio of 1.4 to 1.0. Calculated in accordance with the fixed charge covenant ratio under its Unsecured Credit Facility, the Company’s earnings covered its fixed charges at a ratio of 3.8 to 1.0.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2017, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
The Company plans to manage its capital structure to maintain compliance with its debt covenants consistent with its current profile. Downgrades in ratings by the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on consolidated results of operations, liquidity and/or financial condition.

Common Stock Issuances
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. On May 5, 2017, the Company entered into a sales agreement with a sixth investment bank in connection with the same allotment of shares. No shares were issued under this program in 2017. The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of February 14, 2018.

On August 14, 2017, the Company issued 8,337,500 shares of common stock, par value $0.01 per share, at $30.90 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discount and offering expenses, were approximately $247.1 million. The proceeds were invested into acquisitions and the repayment of indebtedness.

Dividends Payable
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT. Common stock cash dividends paid during or related to 2017 are shown in the table below:

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid/*Payable
4th Quarter 2016	$0.30	January 31, 2017	February 14, 2017	February 28, 2017
1st Quarter 2017	$0.30	May 2, 2017	May 16, 2017	May 31, 2017
2nd Quarter 2017	$0.30	August 1, 2017	August 11, 2017	August 31, 2017
3rd Quarter 2017	$0.30	October 31, 2017	November 16, 2017	November 30, 2017
4th Quarter 2017	$0.30	February 13, 2018	February 23, 2018	* March 6, 2018

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
Acquisitions and Dispositions
The Company acquired 15 medical office buildings and increased its ownership interest in an existing medical office building during 2017 for a total purchase price of $327.2 million, including cash consideration of $283.1 million. This includes the assumption of mortgage notes payable of $45.8 million (excluding fair value adjustments totaling $0.6 million recorded upon acquisition) and the acquisition of equity interests in limited liability companies that own two parking garages in Atlanta, Georgia. The weighted average capitalization rate for these investments was 5.4%.

The Company disposed of 10 properties during 2017 for a total sales price of $122.7 million, including cash proceeds of $119.4 million and $3.3 million of closing costs and adjustments. The weighted average capitalization rate of the 2017 dispositions was 7.0%.

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

See the Company's discussion regarding the 2017 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements.
Development and Redevelopment Activity
In 2017, the Company funded $32.3 million toward development and redevelopment of properties, including the following:

•
The Company began a redevelopment project of a medical office building in Charlotte, North Carolina, which includes a 38,000 square foot expansion. The Company funded $3.3 million during the year ended December 31, 2017. The project is expected to be completed in the first quarter of 2019.

•
The Company began development of a 151,000 square foot medical office building in Seattle, Washington. The Company funded $1.8 million during the year ended December 31, 2017. The project is expected to be completed in the second quarter of 2019.

•
The Company received a certificate of occupancy for a 99,957 square foot medical office building in Denver, Colorado. The Company spent $14.6 million during the year ended December 31, 2017 including approximately $2.8 million related to overages on tenant improvement projects that have been or will be reimbursed by the tenant. The Company expects to continue to fund tenant improvements throughout 2018 and 2019.

•
The Company completed the redevelopment and expansion of one of its medical office buildings in Nashville, Tennessee. The Company spent approximately $12.6 million on the redevelopment of this property during the year ended December 31, 2017, including approximately $3.2 million related to overages on tenant improvement projects that have been or will be reimbursed by the tenant.

The Company is in the planning stages with several health systems and developers regarding new development and redevelopment opportunities and expects one or more to begin in 2018. Total costs to develop or redevelop a typical medical office building can vary depending on the scope of the project, market rental terms, parking configuration, building amenities, asset type and geographic location.

The Company’s disclosures regarding projections or estimates of completion dates and leasing may not reflect actual results. See Note 15 to the Consolidated Financial Statements for more information on the Company’s development and redevelopment activities.
Security Deposits and Letters of Credit
As of December 31, 2017, the Company held approximately $10.0 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
Multi-Tenant Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenant portfolio will expire each year. In-place multi-tenant leases have a weighted average lease term of 7.9 years and a weighted average remaining lease term of 3.6 years. During 2017, 599 leases totaling 2.0 million square feet in its multi-tenant portfolio expired, of which 459 leases totaling 1.6 million square feet were renewed or the tenants continue to occupy the space. Demand for well-located real estate with complementary practice types and services remains consistent, and the Company's 2017 quarterly tenant retention statistics ranged from 76% to 90%. In 2018, the Company has 623 leases totaling 2.0 million square feet in its multi-tenant portfolio that are scheduled to expire.  Of those leases, 86% are in on-campus buildings, which tend to have a high tenant retention rate.

The Company continues to emphasize revenue growth for its in-place leases. In 2017, the Company experienced contractual rental rate growth which averaged 2.7% for in-place leases compared to 2.5% in 2016. In addition, the Company continued to see strong quarterly weighted average rental rate growth for renewing leases ("cash leasing spread") and expects the majority of its renewals to increase between 3.0% and 4.0%. In 2017, quarterly cash leasing spreads ranged from 3.5% to 9.0% compared to 3.3% to 6.6% in 2016 related to the Company's 201 properties. In the Company's same store portfolio, quarterly cash leasing spreads ranged from 3.7% to 9.5% in 2017 compared to 3.9% to 7.2% in 2016.

In a further effort to maximize revenue growth and reduce its exposure to uncontrollable expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 13% of its lease portfolio. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 31% of the Company's leased portfolio. Net leases, in which tenants pay all allowable operating expenses, total 56% of the leased portfolio.
Capital Additions
As a part of the Company's leasing practice, the Company seeks to earn a return on capital additions when determining asking lease rates for each property by considering gross investment, inclusive of any actual or expected capital additions. The Company invested $18.8 million, or $1.28 per square foot, in capital additions in 2017, $17.1 million, or $1.17 per square foot, in capital additions in 2016 and $16.0 million, or $1.12 per square foot in 2015.

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

Tenant improvements spending totaled approximately $25.8 million in 2017, of which $5.4 million pertained to first generation space. Tenant improvements spending in 2016 totaled $39.8 million, of which $16.1 million pertained to first generation space. If tenants spend more than the allowance, the Company generally offers the tenant the option to finance the overage over the lease term with interest or reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Income and totaled approximately $0.4 million in 2017, $0.5 million in 2016, and $0.6 million in 2015. The tenant overage amount amortized to rent totaled approximately $4.6 million in 2017, $4.6 million in 2016, and $4.5 million in 2015.

Second generation, multi-tenant tenant improvement commitments in 2017 for renewals averaged $1.78 per square foot per lease year, ranging quarterly from $1.38 to $2.30. In 2016, these commitments averaged $1.55 per square foot per lease year, ranging quarterly from $1.04 to $1.84. In 2015, these commitments averaged $1.21 per square foot per lease year, ranging quarterly from $0.78 to $1.80.

Second generation, multi-tenant tenant improvement commitments in 2017 for new leases averaged $3.60 per square foot per lease year, ranging quarterly from $2.10 to $4.78. In 2016, these commitments averaged $4.74 per square foot per lease year, ranging quarterly from $3.79 to $5.55. In 2015, these commitments averaged $3.41 per square foot per lease year, ranging quarterly from $2.79 to $3.75.
Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases and 2% to 4% of the gross lease value for renewal leases. In 2017, the Company paid leasing commissions of approximately $7.1 million, or $0.49 per square foot, of which $1.3 million pertained to the leases for first generation space. In 2016, the Company paid leasing commissions of approximately $5.2 million, or $0.36 per square foot, of which $0.6 million pertained to the leases for first generation space. The amount of leasing commissions amortized over the term of the applicable leases and included in property operating expense in the Company's Consolidated Statements of Income totaled $4.5 million, $4.2 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2017 totaled approximately $3.0 million, or $0.20 per square foot, of which $1.1 million pertained to leases for first generation space. Rent abatements for 2016 totaled approximately $3.5 million, or $0.24 per square foot, of which $1.2 million pertained to leases for first generation space. Rent abatements for 2015 totaled approximately $2.8 million, or $0.20 per square foot, of which $1.1 million pertained to leases for first generation space.
Single-Tenant Net Leases
No single-tenant net leases are scheduled to expire during 2018. The Company expects to sell five single-tenant net leased properties in April 2018 pursuant to a purchase option. See "Purchase Options" below.

As of December 31, 2017, the Company has a total of 21 single-tenant net leases, excluding assets held for sale, with a weighted average lease term of 12.3 years and a weighted average remaining lease term of 8.0 years.
Property Operating Agreement Expirations
One of the Company’s 201 owned real estate properties as of December 31, 2017 was covered under a property operating agreement between the Company and a sponsoring health system. This agreement contractually obligates the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. This agreement expires in February 2019. The Company recognized $0.7 million in property operating guaranty revenue during 2017 related to this agreement.

Operating Leases
At December 31, 2017, the Company had 109 properties totaling 8.9 million square feet that were held under ground leases with a remaining weighted average term of 68.7 years, including renewal options. These ground leases typically have initial terms of 50 to 75 years with one to two renewal options extending the terms to 75 to 100 years, with expiration dates through 2117. As of December 31, 2017, the Company was obligated to make rental payments under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases related to 61 real estate investments, excluding those ground leases the Company has prepaid. Rental expense relating to the operating leases for the years ended December 31, 2017, 2016 and 2015 was $6.3 million, $5.7 million and $5.1 million, respectively.

Purchase Options
The Company had approximately $95.2 million in real estate properties as of December 31, 2017 that were subject to exercisable purchase options. The Company has approximately $442.4 million in real estate properties that are subject to purchase options that will become exercisable after 2018. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

		Gross Real Estate Investment as of December 31, 2017
Year Exercisable	Number of Properties	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current	4	$95,187	$—	$95,187
2018	—	—	—	—
2019	2	41,521	—	41,521
2020	—	—	—	—
2021	1	—	14,984	14,984
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	5	18,883	221,929	240,812
2026	—	—	—	—
2027	—	—	—	—
2028 and thereafter	5	145,102	—	145,102
Total	17	$300,693	$236,913	$537,606
_____

(1)	The purchase option price includes a fair market value component that is determined by an appraisal process.

(2)
Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 18% greater than the Company's current gross investment.

In October 2017, the Company received notice that a tenant is exercising a purchase option on seven properties, comprised of five single-tenant net leased buildings and two multi-tenanted buildings, covered by one purchase option with a stated purchase price of approximately $45.5 million, subject to certain contractual adjustments. The Company's aggregate net book value for these properties was $23.9 million at December 31, 2017. The Company recognized net operating income of approximately $6.1 million for the twelve months ended December 31, 2017 from these properties. Closing of the sale is expected to occur in April 2018.
Debt Management
The Company maintains a conservative and flexible capital structure that allows it to fund new investments and operate its existing portfolio. The Company has approximately $154.9 million of mortgage notes payable, most of which were assumed when the Company acquired properties. In 2018, approximately $5.9 million of these mortgage notes payable will mature. The Company intends to repay the mortgage notes upon maturity. During 2017, the Company redeemed its Senior Notes due 2021, issued its Senior Notes due 2028 and renewed its Term Loan due 2022. The result of this activity extended the Company's maturities and reduced the Company's cost of borrowing from 4.28% at December 31, 2016 to 3.71% at December 31, 2017.

Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index, and require the tenant to pay all or some portion of increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurance that the Company's ability to increase rents or recover operating expenses will always keep pace with inflation. The following table shows the percentage of the Company's leases that provide for fixed or CPI-based rent increases by type as of December 31, 2017:

	% Increase	% of Base Rent
Annual increase
CPI	2.1%	10.0%
Fixed	2.9%	81.1%
Non-annual increase
CPI	0.9%	1.5%
Fixed	1.9%	5.9%
No increase
Term > 1 year	—%	1.5%

New Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information on new accounting standards including both standards that the Company adopted during the year and those that have not yet been adopted. The Company continues to evaluate the impact of the new standards that have not yet been adopted.

Other Items Impacting Operations
General and administrative expenses will fluctuate quarter-to-quarter. The Company expects general and administrative expenses to increase approximately $0.8 million in the first quarter of 2018 over the fourth quarter of 2017. The first quarter administrative costs include customary increases in payroll taxes, non-cash ESPP expense and healthcare savings account fundings. Approximately $0.6 million is not expected to recur in subsequent quarters in 2018.

Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The Company’s consolidated results of operations for 2017 compared to 2016 were significantly impacted by acquisitions, dispositions, extinguishments of debt, gain on sales and impairment charges recorded on real estate properties.

Revenues
Rental income increased $15.4 million, or 3.8%, to approximately $422.9 million compared to $407.5 million in the prior year and is comprised of the following:

			Change
(Dollars in thousands)	2017	2016	$	%
Property operating	$363,907	$336,409	$27,498	8.2%
Single-tenant net lease	52,873	63,871	(10,998)	(17.2)%
Straight-line rent	6,072	7,201	(1,129)	(15.7)%
Total Rental income	$422,852	$407,481	$15,371	3.8%

Property operating income increased $27.5 million, or 8.2%, from the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $18.2 million.

•	Net leasing activity including contractual rent increases and renewals contributed $13.7 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $4.4 million.

Single-tenant net lease income decreased $11.0 million, or 17.2%, from the prior year primarily as a result of the following activity:

•	Dispositions in 2016 and 2017 resulted in a decrease of $10.1 million.

•	Reduction in lease revenue of $2.1 million upon tenant vacate and reclassification to held for sale.

•	Acquisitions in 2016 and 2017 resulted in an increase of $0.7 million.

•	Contractual rent increases resulted in an increase of $0.5 million.

Straight-line rent income decreased $1.1 million, or 15.7%, from the prior year primarily as a result of the following activity:

•	Acquisitions in 2016 and 2017 resulted in an increase of $0.8 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $0.5 million.

•	The effect of prior year rent abatements that expired and net leasing activity resulted in a decrease of $1.4 million.

Expenses
Property operating expenses increased $10.8 million, or 7.4%, for the year ended December 31, 2017 compared to the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $7.7 million.

•	Increases in portfolio operating expenses as follows:

◦	property tax expense of $2.0 million;

◦	maintenance and repair expense of $0.4 million;

◦	ground lease straight-line rent expense of $0.8 million;

◦	janitorial expense of $0.7 million;

◦	utilities expense of $0.3 million;

◦	compensation-related expense of $0.4 million; and

◦	security expense of $0.1 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $1.6 million.

General and administrative expenses increased approximately $1.7 million, or 5.4%, for the year ended December 31, 2017 compared to the prior year primarily as a result of the following activity:

•	Increase in non-cash performance-based compensation expense totaling $2.6 million.

•	Increase in payroll compensation of $0.4 million.

•	Decrease in cash performance-based compensation expense totaling $0.8 million.

•	Other net decreases, including professional fees and other administrative costs, of $0.5 million.

Depreciation expense increased $14.8 million, or 11.6%, for the year ended December 31, 2017 compared to the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in increases of $11.1 million.

•	Various building and tenant improvement expenditures caused increases of $11.9 million.

•	Dispositions in 2016 and 2017 resulted in decreases of $5.2 million.

•	Assets that became fully depreciated resulted in decreases of $3.0 million.

Other Income (Expense)
Other income (expense), a net expense, increased $50.4 million, or 316.2%, for the year ended December 31, 2017 compared to the prior year mainly due to the following activity:

Gain on Sales of Real Estate Properties
Gain on sales of real estate properties, excluding those classified within discontinued operations, totaling approximately $39.5 million and $41.0 million are associated with the sales of eight and six real estate properties during 2017 and 2016, respectively.
Interest Expense
Interest expense decreased $0.9 million for the year ended December 31, 2017 compared to the prior year. The components of interest expense are as follows:

(Dollars in thousands)	2017	2016	Change	Percentage Change
Contractual interest	$54,435	$55,666	$(1,231)	(2.2)%
Net discount/premium accretion	187	(45)	232	(515.6)%
Deferred financing costs amortization	2,476	2,820	(344)	(12.2)%
Amortization of interest rate swap settlement	175	168	7	4.2%
Interest cost capitalization	(871)	(1,258)	387	(30.8)%
Total interest expense	$56,402	$57,351	$(949)	(1.7)%

Contractual interest decreased $1.2 million, or 2.2%, primarily as a result of the following activity:

•	The Senior Notes due 2028 in an aggregate amount of $300.0 million were issued in the fourth quarter of 2017 and accounted for an increase of $0.6 million.

•	The Senior Notes due 2021 were repaid in the fourth quarter of 2017 and accounted for a decrease of $1.1 million.

•	The Unsecured Credit Facility due 2020 and Unsecured Term Loan due 2022 accounted for a net decrease of $0.2 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $0.3 million, and mortgage notes repayments accounted for a decrease of $0.9 million.

•	Scheduled monthly interest payments related to the Company's mortgage notes payable increased $0.1 million.

Loss on Extinguishments of Debt
Loss on extinguishment of debt of approximately $45.0 million is associated with the 2017 redemption of the Senior Notes due 2021. See Note 9 to the Consolidated Financial Statements for more information.

Impairment of Real Estate Assets
Impairment of real estate assets, excluding those classified within discontinued operations, totaling approximately $5.4 million is associated with the sale of two real estate properties during 2017.
Discontinued Operations
Loss from discontinued operations totaled approximately $0.2 million for the year ended December 31, 2016 and includes the results of operations, impairments and gains on sale related to assets classified as held for sale as of December 31, 2014. None of the Company's 2016 or 2017 dispositions met the definition of a discontinued operation as amended in Accounting Standards Update No. 2014-08, which the Company adopted in 2015.

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

Revenues
Rental income increased $24.1 million, or 6.3%, to approximately $407.5 million compared to $383.3 million in the prior year and is comprised of the following:

			Change
(Dollars in thousands)	2016	2015	$	%
Property operating	$336,409	$306,550	$29,859	9.7%
Single-tenant net lease	63,871	67,238	(3,367)	(5.0)%
Straight-line rent	7,201	9,545	(2,344)	(24.6)%
Total Rental income	$407,481	$383,333	$24,148	6.3%

Property operating income increased $29.9 million, or 9.7%, from the prior year primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 accounted for an increase of $19.3 million.

•	Net leasing activity including contractual rent increases and renewals accounted for an increase of $13.4 million.

•	Dispositions in 2015 accounted for a decrease of $2.9 million.

Single-tenant net lease income decreased $3.4 million, or 5.0%, from the prior year primarily as a result of the following activity:

•	Contractual rent increases accounted for an increase of $0.6 million.

•	Reduction in lease revenue of $0.6 million upon expiration and execution of new leases and reserves (see Trends and Matters Impacting Operating Results for additional information).

•	Dispositions in 2015 and 2016 accounted for a decrease of $3.3 million.

Straight-line rent income decreased $2.3 million, or 24.6%, from the prior year primarily as a result of the following activity:

•	Acquisitions in 2015 and 2016 accounted for an increase of $1.1 million.

•	Dispositions in 2015 and 2016 accounted for a decrease of $0.4 million.

•	The effect of prior year rent abatements that expired and net leasing activity caused a decrease of $3.0 million.

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

General and administrative expenses increased approximately $6.6 million, or 26.7%, for the year ended December 31, 2016 compared to the prior year primarily as a result of the following activity:

•	Increase in performance-based compensation expense totaling $5.1 million, including $1.5 million of non-cash stock-based award amortization.

•	Other net increases, including telecommunication expense and compensation-related expense, of $1.5 million.

Depreciation and amortization expense increased $11.1 million, or 9.5%, for the year ended December 31, 2016 compared to the prior year primarily as a result of the following activity:

•	Properties acquired in 2015 and 2016 and developments completed and commencing operations contributed a combined increase of $8.4 million.

•	Various building and tenant improvement expenditures caused an increases of $7.3 million.

•	Dispositions in 2015 caused a decrease of $2.6 million.

•	Assets that became fully depreciated resulted in a decrease of $2.0 million.

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
Interest Expense
Interest expense decreased $8.2 million for the year ended December 31, 2016 compared to the prior year. The components of interest expense are as follows:

(Dollars in thousands)	2016	2015	Change	Percentage Change
Contractual interest	$55,666	$62,215	$(6,549)	(10.5)%
Net discount/premium accretion	(45)	376	(421)	(112.0)%
Deferred financing costs amortization	2,820	3,067	(247)	(8.1)%
Amortization of interest rate swap settlement	168	115	53	46.1%
Interest cost capitalization	(1,258)	(239)	(1,019)	426.4%
Total interest expense	$57,351	$65,534	$(8,183)	(12.5)%

Contractual interest decreased $6.5 million, or 10.5%, primarily as a result of the following activity:

•	The Unsecured Credit Facility and Unsecured Term Loan due 2022 accounted for a net decrease of $1.0 million.

•	Unsecured senior notes due 2025 in an aggregate amount of $250.0 million (the "Senior Notes due 2025") were issued in the second quarter of 2015 and accounted for an increase of $3.0 million.

•	The unsecured senior notes due 2017 (the "Senior Notes due 2017") were repaid in the second quarter of 2015 and accounted for a decrease of $7.3 million.

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

Discontinued Operations
Loss from discontinued operations totaled $0.2 million and income from discontinued operations totaled $10.6 million, respectively, for the years ended December 31, 2016 and 2015, which includes the results of operations, impairments and gains on sale related to assets classified as held for sale as of December 31, 2014. None of the Company's 2015 or 2016 dispositions met the definition of a discontinued operation as amended in Accounting Standards Update No. 2014-08, which the Company adopted in 2015. The Company disposed of one real estate property in 2015 that was classified as held for sale at December 31, 2014 and one property remained classified as held for sale as of December 31, 2016.

Non-GAAP Financial Measures and Key Performance Indicators
Management considers certain non-GAAP financial measures and key performance indicators to be useful supplemental measures of the Company's operating performance. A non-GAAP financial measure is generally defined as one that purports to measure financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable measure determined in accordance with generally accepted accounting principles ("GAAP"). Set forth below are descriptions of the non-GAAP financial measures management considers relevant to the Company's business and useful to investors, as well as reconciliations of these measures to the most directly comparable GAAP financial measures.
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

Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.

The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2017	2016	2015
Net income	$23,092	$85,571	$69,436
Gain on sales of real estate properties	(39,524)	(41,044)	(67,172)
Impairments	5,385	121	4,325
Real estate depreciation and amortization	145,321	129,772	117,982
Total adjustments	111,182	88,849	55,135
Funds from Operations	$134,274	$174,420	$124,571
Acquisition and pursuit costs	2,180	3,414	1,394
Write-off of deferred financing costs upon amendment of credit facilities	21	81	—
Pension termination	—	4	5,260
Loss on extinguishment of debt	44,985	—	27,998
Impairment of internally-developed software	—	—	654
Interest incurred on the timing of issuance/redemption of senior notes	767	—	—
Security deposit recognized upon sale	—	—	141
Reversal of restricted stock amortization upon director / officer resignation	—	—	(40)
Revaluation of awards upon retirement	—	89	—
Normalized Funds from Operations	$182,227	$178,008	$159,978
Non-real estate depreciation and amortization	5,551	5,475	5,830
Provision for bad debt, net	159	(21)	(194)
Straight-line rent receivable, net	(4,575)	(7,134)	(8,829)
Stock-based compensation	10,027	7,509	6,069
Provision for deferred post-retirement benefits	—	—	385
Non-cash items included in cash flows from operating activities	11,162	5,829	3,261
2nd Generation TI	(20,367)	(23,692)	(12,068)
Leasing commissions paid	(7,099)	(5,210)	(7,504)
Capital additions	(18,790)	(17,122)	(16,242)
Funds Available for Distribution	$147,133	$137,813	$127,425
Funds from Operations per Common Share - Diluted	$1.13	$1.59	$1.25
Normalized Funds from Operations per Common Share - Diluted	$1.53	$1.63	$1.60
Weighted average common shares outstanding - Diluted	118,877	109,387	99,880

Same Store NOI
Net operating income ("NOI") and same store NOI are key performance indicators. Management considers same store NOI a supplemental measure because it allows investors, analysts and Company management to measure unlevered property-level operating results. The Company defines NOI as operating revenues (property operating revenue, single-tenant net lease revenue, and property lease guaranty revenue) less property operating expenses related specifically to the property portfolio. NOI excludes general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. NOI also excludes non-cash items such as straight-line rent, above and below market lease intangibles, leasing commission amortization, lease inducements, lease terminations and tenant improvement amortization. Same store NOI is historical and not necessarily indicative of future results.
The following table reflects the Company's same store NOI for the years ended December 31, 2017 and 2016.

			Same Store NOI for the
			Year Ended December 31,
(Dollars in thousands)	Number of Properties (1)	Gross Investment at December 31, 2017	2017	2016
Multi-tenant Properties	142	$2,665,547	$191,663	$182,777
Single-tenant Net Lease Properties	19	486,602	44,090	43,770
Total	161	$3,152,149	$235,753	$226,547
______

(1)	Properties are based on the same store definition included below and exclude assets classified as held for sale.

Properties included in the same store analysis are stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented and include redevelopment projects. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, and development conversions. In addition, the Company excludes properties that meet any of the following Company-defined criteria to be included in the reposition property group:

•	Properties having less than 60% occupancy that is expected to last at least two quarters;

•	Properties that experience a loss of occupancy over 30% in a single quarter; or

•	Properties with negative net operating income that is expected to last at least two quarters.

Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Development properties will be included in the same store pool eight full quarters after substantial completion. Any additional square footage created by redevelopment projects at a same store property is included in the same store pool immediately upon completion. Any property included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive net operating income and has remained at that level for eight full quarters.

The following tables reconcile same store NOI to the respective line items in the Consolidated Statements of Income and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store NOI:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Net income	$23,092	$85,571
Loss from discontinued operations	4	185
Income from continuing operations	23,096	85,756
Other income (expense)	66,357	15,942
General and administrative expense	32,992	31,309
Depreciation and amortization expense	142,472	127,690
Other expenses (1)	8,636	8,967
Straight-line rent revenue	(6,072)	(7,201)
Other revenue (2)	(4,690)	(5,531)
NOI	262,791	256,932
NOI not included in same store	(27,038)	(30,385)
Same store NOI	$235,753	$226,547

______

(1)	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent.

(2)
Includes management fee income, storage income, interest, mortgage interest income, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Property Count:

Property Count as of December 31, 2017
Same store properties	161
Acquisitions	25
Development Completions	2
Reposition	13
Total owned real estate properties	201

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on its consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of December 31, 2017, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT under the Internal Revenue Code. The Company's material contractual obligations are included in the table below. As of December 31, 2017, the Company had no long-term capital lease obligations.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$1,559,843	$48,326	$306,523	$247,387	$957,607
Operating lease commitments (2)	313,422	6,456	12,886	11,024	283,056
Construction in progress (3)	72,170	40,260	31,910	—	—
Tenant improvements (4)	27,796	27,796	—	—	—
Total contractual obligations	$1,973,231	$122,838	$351,319	$258,411	$1,240,663
______

(1)
The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility due 2020 and Unsecured Term Loan due 2022, whose balance and interest rate may fluctuate from day to day. Excluded from the table above are the discounts on the Company's outstanding senior notes of approximately $3.9 million, net premiums totaling approximately $1.3 million on 18 mortgage notes payable, and deferred financing costs totaling approximately $7.5 million which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2017. The Company’s long-term debt principal obligations are presented in more detail in the table below.

(In millions)	Principal Balance at Dec. 31, 2017	Principal Balance at Dec. 31, 2016	Maturity Date	Contractual Interest Rates at December 31, 2017	Principal Payments	Interest Payments
Unsecured Credit Facility	$189.0	$107.0	7/20	LIBOR + 1.00%	At maturity	Monthly
Unsecured Term Loan due 2022	150.0	150.0	12/22	LIBOR + 1.10%	At maturity	Monthly
Senior Notes due 2021	—	400.0	1/21	5.75%	At maturity	Semi-Annual
Senior Notes due 2023	250.0	250.0	4/23	3.75%	At maturity	Semi-Annual
Senior Notes due 2025	250.0	250.0	5/25	3.88%	At maturity	Semi-Annual
Senior Notes due 2028	300.0	—	1/28	3.63%	At maturity	Semi-Annual
Mortgage notes payable	154.9	114.9	12/18-5/40	3.31%-6.88%	Monthly	Monthly
	$1,293.9	$1,271.9

(2)	Includes primarily the corporate office and ground leases, with expiration dates through 2117, related to various real estate investments for which the Company is currently making payments.

(3)
Includes cash flow projections related to the construction of one building in Seattle, Washington and the redevelopment of a building in Charlotte, North Carolina. This amount includes $1.8 million of invoices that were accrued and included in construction in progress on the Company's Consolidated Balance Sheet as of December 31, 2017.

(4)	The Company has remaining tenant improvement allowances, excluding construction in progress, of approximately $27.8 million. The Company expects to fund these improvements in 2018.

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
Each quarter, all capitalized pursuit costs are again reviewed carefully for viability or a change in classification, and a management decision is made as to whether any additional reserve is deemed necessary. If necessary and considered appropriate, management would record an additional reserve at that time. Capitalized pursuit costs, net of the reserve, are carried in other assets in the Company’s Consolidated Balance Sheets, and any reserve recorded is charged to acquisition and pursuit costs on the Consolidated Statements of Income. All pursuit costs will ultimately be written off to expense or capitalized as part of the constructed real estate asset.
As of December 31, 2017 and 2016, the Company's Consolidated Balance Sheets include capitalized pursuit costs relating to potential developments totaling $2.0 million and $2.1 million respectively. The Company expensed costs related to acquisitions totaling $2.0 million, $4.2 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, the Company expensed costs related to the pursuit of developments totaling $0.2 million, $0.3 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The Company's 2017 and 2016 reviews indicated that no impairment had occurred with respect to the Company's $3.5 million goodwill asset.
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
The Company recorded impairment charges totaling $5.4 million, $0.1 million, and $4.3 million, respectively, for the years ended December 31, 2017, 2016, and 2015 related to real estate properties and other long-lived assets. The impairment charges in 2017 related to two properties sold. The impairment charges in 2016 related to one property classified as held for sale, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell. The impairment charges in 2015 related to two properties sold and one property previously classified as held for sale, reducing the Company's carrying value on the properties to the estimated fair value of the property less estimated costs to sell.
Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2017, the Company had investments of approximately $3.6 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
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
As of December 31, 2017, $0.9 billion of the Company’s $1.3 billion of outstanding debt bore interest at fixed rates, excluding the Company’s interest rate swaps which convert a portion of the Unsecured Term Loan due 2022 from variable interest to a fixed interest rate.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance as of December 31, 2017	Calculated Annual Interest	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Unsecured Credit Facility	$189,000	$4,846	$(296)	$296
Unsecured Term Loan due 2022 (1)	150,000	4,155	(416)	416
	$339,000	$9,001	$(712)	$712
______

(1)	As of December 31, 2017 the Company had interest rate swaps that fix the interest rate of $25.0 million of the Unsecured Term Loan due 2022.

		Fair Value
(Dollars in thousands)	Carrying Value as of December 31, 2017	December 31, 2017	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2016 (1)
Fixed Rate Debt:
Senior Notes due 2021 (2)	$—	$—	$—	$—	$414,837
Senior Notes due 2023 (2)	247,703	240,281	235,297	245,368	238,150
Senior Notes due 2025 (2)	248,044	241,324	234,856	248,148	239,563
Senior Notes due 2028 (2)	294,757	294,848	286,034	304,526	—
Mortgage Notes Payable (2)	155,382	155,301	153,134	157,519	115,504
	$945,886	$931,754	$909,321	$955,561	$1,008,054
______

(1)
Fair values as of December 31, 2016 represent fair values of obligations that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

(2)	Balances are presented net of discounts. Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated (the "Company") and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/     BDO USA, LLP

We have served as the Company's auditor since 2005.

Nashville, Tennessee
February 14, 2018

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
 (Amounts in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$201,283	$199,672
Buildings, improvements and lease intangibles	3,601,460	3,386,480
Personal property	10,314	10,291
Construction in progress	5,458	11,655
Land held for development	20,123	20,123
	3,838,638	3,628,221
Less accumulated depreciation	(897,430)	(840,839)
Total real estate properties, net	2,941,208	2,787,382
Cash and cash equivalents	6,215	5,409
Restricted cash	—	49,098
Assets held for sale and discontinued operations, net	33,147	3,092
Other assets, net	213,015	195,666
Total assets	$3,193,585	$3,040,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,283,880	$1,264,370
Accounts payable and accrued liabilities	70,995	78,266
Liabilities of assets held for sale and discontinued operations	93	614
Other liabilities	48,734	43,983
Total liabilities	1,403,702	1,387,233
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 300,000 and 150,000 shares authorized; 125,132 and 116,417 shares issued and outstanding at December 31, 2017 and 2016, respectively.	1,251	1,164
Additional paid-in capital	3,173,429	2,917,914
Accumulated other comprehensive loss	(1,299)	(1,401)
Cumulative net income attributable to common stockholders	1,018,348	995,256
Cumulative dividends	(2,401,846)	(2,259,519)
Total stockholders’ equity	1,789,883	1,653,414
Total liabilities and stockholders' equity	$3,193,585	$3,040,647
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
 (Amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Rental income	$422,852	$407,481	$383,333
Mortgage interest	—	—	91
Other operating	1,647	4,149	5,047
	424,499	411,630	388,471
EXPENSES
Property operating	157,233	146,458	140,195
General and administrative	32,992	31,309	24,716
Acquisition and pursuit costs	2,180	4,496	2,209
Depreciation and amortization	142,472	127,690	116,614
Bad debt, net of recoveries	169	(21)	(193)
	335,046	309,932	283,541
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	39,519	41,038	56,602
Interest expense	(56,402)	(57,351)	(65,534)
Loss on extinguishment of debt	(44,985)	—	(27,998)
Pension termination	—	(4)	(5,260)
Impairment of real estate assets	(5,385)	—	(3,639)
Impairment of internally-developed software	—	—	(654)
Interest and other income, net	896	375	389
	(66,357)	(15,942)	(46,094)
INCOME FROM CONTINUING OPERATIONS	23,096	85,756	58,836
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(9)	(71)	715
Impairments of real estate assets	—	(121)	(686)
Gain on sales of real estate properties	5	7	10,571
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(4)	(185)	10,600
NET INCOME	$23,092	$85,571	$69,436
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.18	$0.79	$0.59
Discontinued operations	0.00	0.00	0.11
Net income	$0.18	$0.79	$0.70
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.18	$0.78	$0.59
Discontinued operations	0.00	0.00	0.11
Net income	$0.18	$0.78	$0.70
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	117,926	108,572	99,171
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	118,017	109,387	99,880
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income
 (Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
NET INCOME	$23,092	$85,571	$69,436
Other comprehensive income:
Defined benefit plans:
Reclassification adjustment for losses included in net income (Pension termination)	—	—	2,519
Interest rate swaps:
Reclassification adjustment for losses included in net income (Interest expense)	176	168	115
Losses arising during the period	(74)	—	—
Losses on settlement of swaps arising during the period	—	—	(1,684)
Other comprehensive income	102	168	950
COMPREHENSIVE INCOME	$23,194	$85,739	$70,386
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity
 (Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2014	$—	$988	$2,389,830	$(2,519)	$840,249	$(2,007,494)	$1,221,054
Issuance of stock, net of costs	—	25	66,886	—	—	—	66,911
Common stock redemption	—	—	(1,367)	—	—	—	(1,367)
Stock-based compensation	—	2	6,027	—	—	—	6,029
Net income	—	—	—	—	69,436	—	69,436
Amounts reclassified from accumulated other comprehensive loss arising from loss on defined benefit pension plan	—	—	—	2,519	—	—	2,519
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(120,266)	(120,266)
Loss on forward starting interest rate swaps	—	—	—	(1,569)	—	—	(1,569)
Balance at December 31, 2015	—	1,015	2,461,376	(1,569)	909,685	(2,127,760)	1,242,747
Issuance of stock, net of costs	—	140	450,409	—	—	—	450,549
Common stock redemption	—	—	(1,460)	—	—	—	(1,460)
Stock-based compensation	—	9	7,589	—	—	—	7,598
Net income	—	—	—	—	85,571	—	85,571
Loss on forward starting interest rate swaps	—	—	—	168	—	—	168
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(131,759)	(131,759)
Balance at December 31, 2016	—	1,164	2,917,914	(1,401)	995,256	(2,259,519)	1,653,414
Issuance of stock, net of costs	—	84	248,508	—	—	—	248,592
Common stock redemption	—	(1)	(3,017)	—	—	—	(3,018)
Stock-based compensation	—	4	10,024	—	—	—	10,028
Net income	—	—	—	—	23,092	—	23,092
Loss on interest rate swaps	—	—	—	102	—	—	102
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(142,327)	(142,327)
Balance at December 31, 2017	$—	$1,251	$3,173,429	$(1,299)	$1,018,348	$(2,401,846)	$1,789,883
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$23,092	$85,571	$69,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,472	127,690	116,614
Other amortization	3,879	3,351	3,749
Stock-based compensation	10,028	7,598	6,029
Amortization of straight-line rent receivable	(6,072)	(7,201)	(9,600)
Amortization of straight-line rent liability	1,497	67	771
Gain on sales of real estate assets	(39,524)	(41,044)	(67,229)
Loss on extinguishment of debt	44,985	—	27,998
Impairment of real estate assets	5,385	121	4,325
Pension termination	—	—	5,260
Impairment of internally-developed software	—	—	654
Equity income from unconsolidated joint ventures	(7)	—	—
Provision for bad debts, net	159	(21)	(194)
Changes in operating assets and liabilities:
Other assets	(2,156)	(1,332)	(2,932)
Accounts payable and accrued liabilities	(7,307)	449	(2,202)
Other liabilities	3,335	(23,977)	1,304
Net cash provided by operating activities	179,766	151,272	153,983
INVESTING ACTIVITIES
Acquisitions of real estate	(274,668)	(224,944)	(154,858)
Development of real estate	(14,911)	(34,719)	(17,354)
Additional long-lived assets	(80,613)	(71,433)	(48,769)
Investment in unconsolidated joint ventures	(8,701)	—	—
Proceeds from sales of real estate	119,426	93,253	153,281
Proceeds from mortgages and notes receivable repayments	19	19	1,918
Net cash used in investing activities	(259,448)	(237,824)	(65,782)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	82,000	(99,000)	121,000
Repayment on term loan	—	(50,000)	—
Borrowings of notes and bonds payable	297,459	11,500	249,793
Repayments on notes and bonds payable	(5,829)	(37,910)	(72,724)
Redemption of notes and bonds payable	(442,774)	—	(326,830)
Dividends paid	(142,327)	(131,759)	(120,266)
Net proceeds from issuance of common stock	248,554	450,503	66,942
Common stock redemptions	(1,686)	(1,756)	(1,367)
Settlement of swaps	—	—	(1,684)
Debt issuance and assumption costs	(4,007)	(4,621)	(2,482)
Net cash provided by (used in) financing activities	31,390	136,957	(87,618)
Increase (decrease) in cash, cash equivalents and restricted cash	(48,292)	50,405	583
Cash, cash equivalents and restricted cash at beginning of period	54,507	4,102	3,519
Cash, cash equivalents and restricted cash at end of period	$6,215	$54,507	$4,102

Supplemental Cash Flow Information:
Interest paid	$64,395	$55,878	$69,773
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$46,374	$13,951	$28,783
Invoices accrued for construction, tenant improvements and other capitalized costs	$8,303	$11,734	$10,431
Capitalized interest	$871	$1,258	$239
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. The Company had gross investments of approximately $3.8 billion in 201 real estate properties, construction in progress, land held for development and corporate property as of December 31, 2017. The Company’s 201 owned real estate properties are located in 27 states and total approximately 14.6 million square feet. The Company provided property management services to approximately 11.5 million square feet nationwide. Square footage and property count disclosures in this Annual Report on Form 10-K are unaudited.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities (“VIE”) where the Company controls the operating activities of the VIE.
In accordance with the consolidation accounting standards, the Company must evaluate each contractual relationship it has with its lessees, borrowers, or others to determine whether or not the contractual arrangement creates a variable interest in those entities. If the Company determines that it has a variable interest and the entity is a VIE, then management must determine whether or not the Company is the primary beneficiary of the VIE, resulting in consolidation of the VIE if the Company is the primary beneficiary. A primary beneficiary has the power to direct those activities of the VIE that most significantly impact its economic performance and has the obligation to absorb the losses of, or receive the benefits from, the VIE. The Company had no VIEs as of December 31, 2017 and 2016.
The Company's investments in its unconsolidated joint ventures are included in other assets and the related equity income is recognized in other income (expense) on the Company's Consolidated Financial Statements. See Note 7 for additional information.
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
Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under Accounting Standards Codification Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable. The Company’s gross real estate assets, on a financial reporting basis, totaled approximately $3.8 billion as of December 31, 2017 and $3.6 billion as of December 31, 2016.
During 2017 and 2016, the Company eliminated against accumulated depreciation approximately $10.2 million and $6.7 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. Also during 2017 and 2016, approximately $2.6 million and $0.1 million of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense for the three years ended December 31, 2017, 2016 and 2015 was $129.4 million, $116.5 million and $106.5 million, respectively. Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2017, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	5.0 to 39.0 years
Buildings and improvements	3.3 to 39.0 years
Lease intangibles (including ground lease intangibles)	2.1 to 99.0 years
Personal property	2.8 to 20.0 years
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
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in six parcels of land held for development located adjacent to certain of the Company's existing medical office buildings in Texas, Iowa and Tennessee totaled approximately $20.1 million as of December 31, 2017 and 2016.
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
Acquisitions of Real Estate Properties with In-Place Leases
Acquisitions of real estate properties with in-place leases are accounted for at relative fair value. When a building with in-place leases is acquired, the cost of the acquisition must be allocated between the tangible real estate assets "as-if-vacant" and the intangible real estate assets related to in-place leases based on their estimated fair values. Where appropriate, the intangible assets recorded could include goodwill or customer relationship assets. The values related to above- or below-market in-place lease intangibles are amortized over the remaining term of the leases upon acquisition to rental income where the Company is the lessor and to property operating expense where the Company is the lessee, and are amortized over the remaining term of the leases upon acquisition.
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
All of these intangible assets (above- or below-market lease, tenant improvement costs avoided, leasing costs avoided, rental income lost, and expenses recovered through in-place lessee reimbursements) are estimated and recorded in amounts equal to the present value of estimated future cash flows. The actual purchase price is allocated based on the various asset fair values described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
During 2017, in connection with the sale of a medical office building, the Company recorded an impairment charge in continuing operations of approximately $5.1 million based on the contractual sales price, a level one input. The Company used level one inputs to record an impairment charge in continuing operations of approximately $0.3 million related to another property sold during 2017, reducing the Company's carrying value to the estimated fair value of the property less costs to sell prior to sale.

Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings. As of December 31, 2017 and 2016, the Company had $1.3 million and $1.4 million, respectively recorded in accumulated other comprehensive loss related to forward starting interest rate swaps entered into and settled during 2015 and a hedge of the Company's variable rate debt. See Note 10 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. The carrying amount approximates fair value due to the short term maturity of these investments. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Consolidated Balance Sheets with the same amounts shown on the Company's Consolidated Statements of Cash Flows:

	December 31,
(Dollars in thousands)	2017	2016
Cash and cash equivalents	$6,215	$5,409
Restricted cash	—	49,098
Total cash, cash equivalents and restricted cash	$6,215	$54,507

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
Mortgage Notes
The Company had no mortgage notes receivable outstanding as of December 31, 2017 and 2016 and no allowances were recorded on mortgage notes receivables during 2017 or 2016. The Company evaluates collectibility of any mortgage notes and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for either on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company’s expectation of future collectibility.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and deferred financing costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized over the term of the related credit facility or other debt instrument under the straight-line method, which approximates amortization under the effective interest method. Goodwill is not amortized but is evaluated annually as of December 31 for impairment. Both the 2017 and 2016 impairment evaluations indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 8 for more detail on the Company’s intangible assets.

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
The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of common shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months. The Company accounts for awards to its employees under the Employee Stock Purchase Plan based on fair value, using the Black-Scholes model, and generally recognizes expense over the award’s vesting period, net of estimated forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options when they are granted in the first quarter of each year and then may record additional compensation expense in subsequent quarters as warranted. In each of the years ended December 31, 2017, 2016 and 2015, the Company recognized in general and administrative expenses approximately $0.2 million of compensation expense related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.

See Note 13 for details on the Company’s stock-based awards.
Accumulated Other Comprehensive Income (Loss)
Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, derivative instruments and unrealized gains or losses on available-for-sale securities. The Company’s accumulated other comprehensive income (loss) as of December 31, 2017 consists of the loss for changes in the fair value of active derivatives designated as cash flow hedges and the loss on the unamortized settlement of four forward starting swaps. As of December 31, 2016, the Company's accumulated other comprehensive income (loss) consisted only of the loss on the unamortized settlement of four forward starting swaps. See Note 10 for more details on the Company's derivative financial instruments.
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. There are four criteria that must all be met before a Company may recognize revenue, including that persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectibility is reasonably assured. Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was $36.0 million and $32.4 million, respectively, as of December 31, 2017 and 2016 which includes deferred tenant improvement reimbursements of $20.1 million and $20.6 million, respectively, which will be recognized as revenue over the life of each respective lease.
The Company derives most of its revenues from its real estate property portfolio. The Company’s rental and mortgage interest income is recognized based on contractual arrangements with its tenants, sponsoring health systems or borrowers. These contractual arrangements fall into three categories: leases, mortgage notes receivable, and property operating agreements as described in the following paragraphs. The Company may accrue late fees based on the contractual terms of a lease or note. Such fees, if accrued, are included in rental income or mortgage interest income on the Company’s Consolidated Statements of Income, based on the type of contractual agreement.

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

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Property operating income	$363,907	$336,409	$306,550
Single-tenant net lease	52,873	63,871	67,238
Straight-line rent	6,072	7,201	9,545
Rental income	$422,852	$407,481	$383,333
Operating expense recoveries, included in property operating income, were approximately $73.4 million, $66.0 million and $58.9 million, respectively, for the years ended December 31, 2017, 2016 and 2015.
Mortgage Interest Income
Interest income on the Company’s mortgage notes receivable is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. The Company has no outstanding mortgage notes receivable as of December 31, 2017, 2016 and 2015. The Company amortizes any fees paid related to its mortgage notes receivable to mortgage interest income over the term of the loan on a straight-line basis which approximates amortization under the effective interest method.
Other Operating Income
Other operating income on the Company’s Consolidated Statements of Income was comprised of the following:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Property lease guaranty revenue	$726	$3,058	$3,890
Interest income	361	473	579
Management fee income	276	369	370
Other	284	249	208
	$1,647	$4,149	$5,047
One, two and five of the Company’s owned real estate properties as of December 31, 2017, 2016 and 2015, respectively, were covered under property operating agreements between the Company and a sponsoring health system, which contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement.
Interest income generally relates to interest on tenant improvement reimbursements as defined in each note or lease agreement.
Management fees for property management services provided to third parties are generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month or a stated amount per square foot. Internal management fee income, where the Company manages its owned properties, is eliminated in consolidation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2017.
Federal tax returns for the years 2014, 2015, 2016 and 2017 are currently subject to examination by taxing authorities.
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
Earnings per Share
The Company uses the two-class method of computing net earnings per common share. Earnings per common share is calculated by considering share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as participating securities. Undistributed earnings (excess net income over dividend payments) are allocated on a prorata basis to common shareholders and restricted shareholders. Undistributed losses (dividends in excess of net income) do not get allocated to restricted stockholders as they do not have the contractual obligation to share in losses. The amount of undistributed losses that applies to the restricted stockholders is allocated to the common stockholder.

Basic earnings per common share is calculated using weighted average shares outstanding less issued and outstanding non-vested shares of common stock. Diluted earnings per common share is calculated using weighted average shares outstanding plus the dilutive effect of the outstanding stock options from the Employee Stock Purchase Plan using the treasury stock method and the average stock price during the period. See Note 14 for the calculations of earnings per share.

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

	Year Ended December 31,
	2016		2015
(in thousands)	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
General and administrative	$35,805	$31,309	$26,925	$24,716
Acquisition and pursuit costs	—	4,496	—	2,209
Total	$35,805	$35,805	$26,925	$26,925

Depreciation	$116,483	$—	$106,530	$—
Amortization	11,207	—	10,084	—
Depreciation and amortization	—	127,690	—	116,614
Total	$127,690	$127,690	$116,614	$116,614

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

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date." This standard is effective for the Company for annual and interim periods beginning after December 15, 2017.

The Company adopted this standard by using the full retrospective adoption method beginning on January 1, 2018. The Company's revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the adoption of this standard did not have a material impact on the timing and measurement of the Company's leasing revenues. The Company has identified that parking income, rental lease guaranty income and management fee income will be within the scope of Topic 606. However, these items were determined to have the same pattern of revenue recognition that the Company had historically recognized. The Company reclassified these amounts along with all other items that are accounted for within the scope of Topic 606 into the Other operating line item on the Company's Consolidated Statements of Income. This line item historically contained the revenue associated with rental lease guaranty income, management fee income and other non-lease revenue. The Company reclassified parking income from rental income to other operating income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the impact of the adoption of this standard on the Company's Consolidated Statements of Income for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
(in thousands)	As Reported	As Reclassified	As Previously Reported	As Reclassified
REVENUES
Rental income	$422,852	$416,727	$407,481	$401,989
Other operating	1,647	8,011	4,149	9,966
	$424,499	$424,738	$411,630	$411,955

OTHER INCOME (EXPENSE)
Interest and other income, net	$896	$658	$375	$50

INCOME FROM CONTINUING OPERATIONS	$23,096	$23,096	$85,756	$85,756

Accounting Standards Update No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, "Leases." For lessees, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company expects that all of the leases where the Company is the lessee will be recorded on the Company's balance sheet. See Note 15 for a discussion of leases where the Company is the lessee. For lessors, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor doesn't convey risks and rewards or control, then the lease would be classified as an operating lease. The Company has historically only entered into operating leases.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes.

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

This standard is effective for the Company for annual and interim periods beginning on January 1, 2018 with early adoption permitted on a retrospective transition method to each period presented. The Company adopted this standard effective January 1, 2017. In connection with the adoption of this update, the Company elected to use the cumulative earnings approach to classify distributions when received related to the Company's equity method investments. There was not a material impact on the Company's Consolidated Financial Statements and related notes resulting from the adoption of this standard. However, the Company made the following reclassification of accrued interest related to the early extinguishment of debt on its Statements of Cash Flows for the year ended December 31, 2015:

	Year Ended December 31, 2015
(in thousands)	As Previously Reported	As Reclassified
Cash flows used in financing activities	$(94,010)	$(87,618)

Cash flows provided by operating activities	$160,375	$153,983

Accounting Standards Update No. 2017-01
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations: Clarifying the Definition of a Business." This update modifies the requirements to meet the definition of a business under Topic 805, "Business Combinations." The amendments provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The Company believes that this amendment will result in most of its real estate acquisitions being accounted for as asset acquisitions rather than business combinations. This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2017 and has accounted for acquisitions that occurred during the year as asset acquisitions. The impact to the Consolidated Financial Statements and related notes as a result of the adoption of this standard is primarily related to the difference in the accounting of acquisition costs. When accounting for these costs as a part of an asset acquisition, the Company will be permitted to capitalize the costs. The adoption of this standard did not have a material impact on the Consolidated Financial Statements and related notes.

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

Accounting Standards Update No. 2017-05
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets." This update defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of nonfinancial assets to joint ventures. This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard as of January 1, 2018 on the full retrospective adoption method. However, there was no impact to the Company's Consolidated Financial Statements from the adoption of this standard.

Accounting Standards Update No. 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation - Scope of Modification Accounting." This update provides guidance about which changes to the terms and conditions of share-based awards require an entity to apply modification accounting in Topic 718. This standard is effective for the Company for the annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard on January 1, 2018. The Company does not expect a material impact to the Consolidated Financial Statements from the adoption of this standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Standards Update No. 2017-12
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance allows for early adoption of the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. The modified retrospective transition method will require the Company to recognize the cumulative effect of initially applying this standard as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company adopted this standard in the fourth quarter of 2017. The Company entered into two interest rate swaps in December 2017 in which the Company elected hedge accounting in compliance with this standard. The Company had no active hedging relationships upon the adoption of this standard and therefore, the adoption of the standard did not have an impact on the Company's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Property Investments
The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing, development and redevelopment services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The Company had gross investments of approximately $3.8 billion in 201 real estate properties, land held for development and corporate property as of December 31, 2017. The following table summarizes the Company’s investments at December 31, 2017.

(Dollars in thousands)	Number of Facilities	Land	Buildings, Improvements,and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office/outpatient:
Seattle, Washington	17	$24,560	$403,614	$378	$428,552	$(52,457)
Dallas, Texas	24	12,472	365,657	416	378,545	(128,557)
Atlanta, Georgia	8	1,015	187,042	—	188,057	(1,203)
Los Angeles, California	11	27,709	141,681	277	169,667	(71,808)
Charlotte, North Carolina	16	4,200	163,603	95	167,898	(56,355)
Nashville, Tennessee	5	3,143	149,859	278	153,280	(43,000)
Richmond, Virginia	7	—	146,176	98	146,274	(32,299)
Honolulu, Hawaii	3	8,327	132,847	159	141,333	(30,066)
Denver, Colorado	6	4,086	122,689	271	127,046	(18,736)
San Francisco, California	3	14,054	103,938	43	118,035	(12,223)
Oklahoma City, Oklahoma	2	7,673	101,432	6	109,111	(10,890)
Washington, D.C.	4	—	100,570	—	100,570	(15,826)
Austin, Texas	4	12,756	85,961	105	98,822	(17,498)
San Antonio, Texas	7	6,647	88,129	370	95,146	(34,514)
Memphis, Tennessee	7	5,241	88,517	160	93,918	(31,675)
Des Moines, Iowa	6	12,665	79,214	94	91,973	(18,263)
Chicago, Illinois	3	5,859	79,295	200	85,354	(15,476)
Indianapolis, Indiana	3	3,299	71,641	—	74,940	(18,742)
Other (22 markets)	52	38,598	678,196	1,163	717,957	(206,844)
	188	192,304	3,290,061	4,113	3,486,478	(816,432)
Inpatient:
Springfield, Missouri	1	1,989	109,304	—	111,293	(12,046)
Dallas, Texas	1	4,442	92,990	—	97,432	(19,538)
Erie, Pennsylvania	1	—	21,355	—	21,355	(15,152)
Los Angeles, California	1	—	12,688	—	12,688	(7,606)
Denver, Colorado	1	623	10,788	—	11,411	(1,781)
	5	7,054	247,125	—	254,179	(56,123)
Other:
Des Moines, Iowa	1	—	40,354	5	40,359	(7,704)
Johnson City, Tennessee	1	253	7,319	408	7,980	(2,798)
Austin, Texas	1	1,480	3,872	2	5,354	(164)
Fenton, Michigan	1	40	3,468	32	3,540	(2,738)
Ovid, Michigan	1	62	3,188	49	3,299	(2,096)
Fremont, Michigan	1	7	3,242	35	3,284	(2,565)
St. Louis, Michigan	1	31	1,735	33	1,799	(1,341)
Detroit, Michigan	1	52	1,096	34	1,182	(829)
	8	1,925	64,274	598	66,797	(20,235)
Land Held for Development	—	20,123	—	—	20,123	(239)
Construction in Progress	—	—	5,458	—	5,458	—
Corporate Property	—	—	—	5,603	5,603	(4,401)
	—	20,123	5,458	5,603	31,184	(4,640)
Total real estate investments	201	$221,406	$3,606,918	$10,314	$3,838,638	$(897,430)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Real Estate Leases
Real Estate Leases
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2036. Some leases and financial arrangements provide for fixed rent renewal terms in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease and for a short period thereafter, with an option or a right of first refusal to purchase the leased property. The Company’s portfolio of single-tenant net leases generally requires the lessee to pay minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.
Future minimum lease payments under the non-cancelable operating leases and guaranteed amounts payable to the Company under property operating agreements as of December 31, 2017 are as follows (in thousands):

2018	$330,526
2019	282,910
2020	236,454
2021	196,346
2022	168,183
2023 and thereafter	544,677
$1,759,096
Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company's largest revenue concentration is with Baylor Scott & White Health and its affiliates which accounted for 9.7%, 9.8% and 9.8% of the Company's consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise by the lessee. The Company had approximately $95.2 million in four real estate properties as of December 31, 2017 that were subject to purchase options that were exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Acquisitions, Dispositions and Mortgage Repayments
2017 Real Estate Acquisitions
The following table details the Company's acquisitions for the year ended December 31, 2017:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed (2)	Cash Consideration(3)	Real Estate	Other (4)	Square Footage (Unaudited)
Real estate acquisitions
St. Paul, Minnesota	MOB	3/6/17	$13.5	$—	$13.5	$13.3	$0.2	34,608
San Francisco, California	MOB	6/12/17	26.8	—	26.8	26.8	—	75,649
Washington, D.C.	MOB	6/13/17	24.0	(12.1)	12.5	24.8	(0.2)	62,379
Los Angeles, California	MOB	7/31/17	16.3	—	16.7	16.9	(0.2)	42,780
Atlanta, Georgia	MOB	11/1/17	25.5	—	25.5	26.3	(0.8)	76,944
Atlanta, Georgia	MOB	11/1/17	30.3	—	30.7	30.7	—	74,024
Atlanta, Georgia (5)	MOB	11/1/17	49.7	—	50.9	47.5	3.4	118,180
Atlanta, Georgia	MOB	11/1/17	6.7	—	6.7	6.7	—	19,732
Seattle, Washington	MOB	11/1/17	12.7	—	12.6	12.8	(0.2)	26,345
Atlanta, Georgia (5)	MOB	12/13/17	25.8	(10.5)	15.3	22.0	3.8	59,427
Atlanta, Georgia	MOB	12/13/17	15.4	(4.7)	10.8	15.7	(0.2)	40,171
Atlanta, Georgia (5)	MOB	12/18/17	26.3	(11.8)	14.5	24.6	1.7	66,984
Atlanta, Georgia	MOB	12/18/17	14.2	(6.7)	7.6	14.5	(0.2)	40,324
Chicago, Illinois	MOB	12/18/17	28.7	—	27.7	28.5	(0.8)	99,526
Seattle, Washington	MOB	12/18/17	8.8	—	8.8	9.0	(0.2)	32,828
Austin, Texas (6)	MOB	12/21/17	2.5	—	2.5	2.5	—	7,972
			$327.2	$(45.8)	$283.1	$322.6	$6.3	877,873
______

(1)	MOB = medical office building

(2)	The mortgage notes payable assumed in the acquisitions do not reflect the fair value adjustments totaling $0.6 million in aggregate recorded by the Company upon acquisition (included in Other).

(3)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(4)	Includes other assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

(5)	The "Other" column includes the equity investment in limited liability companies that own two parking garages.

(6)	The Company acquired additional ownership interests in an existing building bringing the Company's ownership to 69.4%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2017 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Building	$272.1	15.0-37.0
Land	11.7	—
Land Improvements	1.6	5.0-12.0
Intangibles:
At-market lease intangibles	37.2	2.1-12.6
Below-market lease intangibles	(0.9)	8.5-15.0
Below-market ground lease intangibles	0.4	36.8-99.0
Total intangibles	36.7
Mortgage notes payable assumed, including fair value adjustments	(46.4)
Other assets acquired	0.4
Equity investment in joint ventures	8.7
Accounts payable, accrued liabilities and other liabilities assumed	(1.7)
Total cash paid	$283.1

2016 Real Estate Acquisitions
The following table details the Company's acquisitions for the year ended December 31, 2016:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed (2)	Cash Consideration (3)	Real Estate	Other (4)	Square Footage (unaudited)
Real estate acquisitions
Seattle, Washington	MOB	3/31/16	$38.3	$—	$37.7	$37.7	$—	69,712
Seattle, Washington	MOB	4/29/16	21.6	—	18.8	20.1	(1.3)	46,637
Los Angeles, California	MOB	5/13/16	20.0	(13.2)	6.5	20.4	(0.7)	63,012
Seattle, Washington	MOB	9/12/16	53.1	—	53.0	54.6	(1.6)	87,462
Washington, D.C. (5)	MOB	9/26/16	45.2	—	45.1	43.7	1.4	103,783
Baltimore, Maryland (6)	MOB	10/11/16	36.2	—	36.4	36.4	—	113,631
Seattle, Washington	MOB	10/17/16	9.8	—	9.8	9.9	(0.1)	29,753
Seattle, Washington	MOB	12/21/16	5.1	—	5.1	5.2	(0.1)	20,740
St. Paul, Minnesota	MOB	12/21/16	12.6	—	12.5	11.3	1.2	48,281
			$241.9	$(13.2)	$224.9	$239.3	$(1.2)	583,011
______

(1)	MOB = medical office building

(2)	The mortgage notes payable assumed in the acquisitions do not reflect the fair value adjustments totaling $0.8 million recorded by the Company upon acquisition (included in Other).

(3)	Excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(4)	Includes other assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

(5)
A director of the Company serves as the Chief Executive Officer of the Inova Health System. As part of this transaction, the Company assumed a ground lease and tenant leases with Loudon Hospital Center, an affiliate of Inova Health System.

(6)	Includes two properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2016 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Building	$216.8	20.0-35.0
Land	9.7	—
Intangibles:
At-market lease intangibles	12.8	2.7-10.3
Above-market lease intangibles	0.9	0.7-3.8
Below-market lease intangibles	(0.4)	1.4-9.4
Above-market ground lease intangibles	(1.6)	99.0
Below-market ground lease intangibles	2.0	36.8-99.0
Total intangibles	13.7
Mortgage notes payable assumed, including fair value adjustments	(14.0)
Other assets acquired	0.5
Accounts payable, accrued liabilities and other liabilities assumed	(1.8)
Total cash paid	$224.9

2017 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2017:

(Dollars in millions)	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables) (3)	Gain/ (Impairment)	Square Footage (Unaudited)
Real estate dispositions
Evansville, Indiana	OTH	3/6/17	$6.4	$—	$6.4	$1.1	$—	$5.3	29,500
Columbus, Georgia (2)	MOB	3/7/17	0.6	—	0.6	0.6	—	—	12,000
Las Vegas, Nevada (2)	MOB	3/30/17	5.5	(0.7)	4.8	2.2	0.3	2.3	18,147
Texas (3 properties)	IRF	3/31/17	69.5	(1.6)	67.9	46.9	5.2	15.8	169,722
Chicago, Illinois (4)	MOB	6/16/17	0.5	(0.1)	0.4	0.4	—	—	5,100
San Antonio, Texas	IRF	6/29/17	14.5	(0.2)	14.3	5.1	0.9	8.3	39,786
Roseburg, Oregon	MOB	6/29/17	23.2	(0.6)	22.6	14.5	0.3	7.8	62,246
St. Louis, Missouri	MOB	9/7/17	2.5	(0.1)	2.4	7.4	0.1	(5.1)	79,980
Total dispositions			$122.7	$(3.3)	$119.4	$78.2	$6.8	$34.4	416,481
______

(1)	MOB = medical office building; IRF = inpatient rehabilitation facility; OTH = other

(2)	Previously classified as held for sale.

(3)	Includes straight-line rent receivables, leasing commissions and lease inducements.

(4)	The Company recorded an impairment of approximately $0.3 million in the first quarter of 2017 upon management's decision to sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2016 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2016:

(Dollars in millions)	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables) (2)	Gain	Square Footage (Unaudited)
Real estate dispositions
Kansas City, Kansas	MOB	10/14/16	$15.1	$—	$15.1	$7.2	$0.3	$7.6	70,908
Nashville, Tennessee	MOB	10/28/16	8.8	(0.2)	8.6	6.3	0.2	2.1	45,274
Altoona, Pennsylvania	IRF	12/20/16	21.5	(0.4)	21.1	12.4	0.6	8.1	64,032
Harrisburg, Pennsylvania	IRF	12/20/16	24.2	(0.6)	23.6	8.2	0.4	15.0	79,836
Phoenix, Arizona	IRF	12/20/16	22.3	—	22.3	13.5	1.4	7.4	51,903
Atlanta, Georgia	MOB	12/22/16	2.8	(0.2)	2.6	1.8	—	0.8	8,749
Total dispositions			$94.7	$(1.4)	$93.3	$49.4	$2.9	$41.0	320,702
______

(1)	MOB = medical office building; IRF = inpatient rehabilitation facility

(2)	Includes straight-line rent receivables, leasing commissions and lease inducements.

Potential Dispositions
In October 2017, the Company received notice that a tenant is exercising a purchase option on seven properties, comprised of five single-tenant net leased buildings and two multi-tenanted buildings, covered by one purchase option with a stated purchase price of approximately $45.5 million, subject to certain contractual adjustments. The Company's aggregate net book value for these properties, which were classified as held for sale upon receiving notice of the purchase option exercise, was $23.9 million at December 31, 2017.
5. Held for Sale and Discontinued Operations
Assets and liabilities of properties sold or classified as held for sale are separately identified on the Company’s Consolidated Balance Sheets in the current period. During 2017, the Company reclassified eight properties to held for sale. See "Potential Dispositions" in Note 4 for more information regarding seven of these properties. As of December 31, 2017 and 2016, the Company had eight and two properties, respectively, classified as held for sale.

During 2017, the Company sold the property remaining in assets held for sale that was classified as discontinued operations prior to the adoption of Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. None of the Company's 2016 or 2017 dispositions or assets classified as held for sale represented a strategic shift that had or will have a major effect on the Company's operations and financial results. Therefore, the 2016 and 2017 dispositions were not classified as discontinued operations. The table below reflects the assets and liabilities of the properties classified as held for sale and discontinued operations as of December 31, 2017 and 2016.

	December 31,
(Dollars in thousands)	2017	2016
Balance Sheet data
Land	$4,636	$1,362
Buildings, improvements and lease intangibles	63,654	4,410
Personal property	82	—
	68,372	5,772
Accumulated depreciation	(35,790)	(2,977)
Assets held for sale, net	32,582	2,795
Other assets, net (including receivables)	565	297
Assets of discontinued operations, net	565	297
Assets held for sale and discontinued operations, net	$33,147	$3,092
Accounts payable and accrued liabilities	$38	$22
Other liabilities	55	592
Liabilities of assets held for sale and discontinued operations	$93	$614

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below reflects the results of operations of the properties included in discontinued operations on the Company’s Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Statements of Income data:
Revenues (1)
Rental income	$—	$—	$752
Other operating	—	—	—
	—	—	752
Expenses (2)
Property operating	19	71	58
Bad debt, net of recoveries	(10)	—	(1)
	9	71	57
Other Income (Expense) (3)
Interest and other income, net	—	—	20
	—	—	20
Income (Loss) from Discontinued Operations	(9)	(71)	715
Impairments (4)	—	(121)	(686)
Gain on sales of real estate properties (5)	5	7	10,571
Income (Loss) from Discontinued Operations	$(4)	$(185)	$10,600
Income (Loss) from Discontinued Operations per Common Share - Basic	$0.00	$0.00	$0.11
Income (Loss) from Discontinued Operations per Common Share - Diluted	$0.00	$0.00	$0.11
______

(1)	Total revenues for the year ended December 31, 2015 included $0.8 million related to properties sold.

(2)
Total expenses for the year ended December 31, 2016 included $0.1 million related to a property that is held for sale. Total expenses for the year ended December 31, 2015 included $0.1 million related to properties sold.

(3)	Other income (expense) for the year ended December 31, 2015 included income (expense) related to properties sold.

(4)	Impairments for the years ended December 31, 2016 and 2015 included $0.1 million and $0.7 million, respectively, related to one property sold.

(5)
Gain on sales of real estate properties for the year ended December 31, 2017 included a gain on the sale of one property sold in 2017. Gain on sales of real estate properties for the year ended December 31, 2016 included a gain on the sale of one property sold in 2015. Gains on the sales of real estate properties for the year ended December 31, 2015 included gains on the sale of one property.

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
The Company recorded impairment charges on properties sold or classified as held for sale, included in discontinued operations, for the years ended December 31, 2016 and 2015 totaling $0.1 million and $0.7 million, respectively. The Company recorded impairment charges on two properties sold in 2017 and two properties sold in 2015, included in continuing operations, for the years ended December 31, 2017 and 2015 totaling $5.4 million and $3.6 million, respectively. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.
7. Other Assets
Other assets consist primarily of straight-line rent receivables, prepaids, intangible assets, deferred financing costs and accounts receivable. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016 are detailed in the table below:

	December 31,
(Dollars in millions)	2017	2016
Prepaid assets	$65.2	$64.8
Equity investment in joint ventures	8.7	—
Straight-line rent receivables	67.0	64.6
Above-market intangible assets, net	17.9	19.1
Additional long-lived assets, net	24.9	14.5
Ground lease modification, net	10.3	10.8
Accounts receivable	7.4	8.1
Allowance for uncollectible accounts	(0.3)	(0.1)
Credit facility deferred financing costs	3.5	4.9
Goodwill	3.5	3.5
Customer relationship intangible assets, net	1.7	1.8
Other	3.2	3.7
	$213.0	$195.7
Unconsolidated Joint Ventures
During the fourth quarter of 2017, the Company purchased a non-managing membership interest in LLCs that own two parking garages in Atlanta, Georgia for $8.7 million which is included in the equity investment in joint ventures line in the table above. The parking garage interests were purchased in connection with three buildings that were acquired in the fourth quarter of 2017. The Company's investment in and income (loss) recognized for the year ended December 31, 2017 related to its LLCs accounted for under the equity method are shown in the table below:

(Dollars in millions)	December 31, 2017
Net LLC investment, beginning of period	$—
New investments during the period	8.7
Equity income (loss) recognized during the period	—
Net LLC investments, end of period	$8.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, deferred financing costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2017 and 2016 consisted of the following:

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Avg. Remaining Life (Years)	Balance Sheet Classification
(Dollars in millions)	2017	2016	2017	2016
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets
Credit facility deferred financing costs	5.4	5.4	1.9	0.5	2.6	Other assets
Above-market lease intangibles	22.9	24.5	5.0	5.4	57.8	Other assets
Customer relationship intangibles	2.6	2.6	0.9	0.8	25.6	Other assets
Below-market lease intangibles	(9.5)	(8.8)	(3.5)	(3.2)	36.5	Other liabilities
Deferred financing costs	9.3	9.4	1.8	4.0	4.5	Notes and Bonds Payable
At-market lease intangibles	110.0	84.1	41.6	39.0	5.6	Real estate properties
	$144.2	$120.7	$47.7	$46.5	15.2
The following table represents expected amortization over the next five years of the Company’s intangible assets and liabilities in place as of December 31, 2017:

(Dollars in millions)	Future Amortization of Intangibles, net
2018	$19.8
2019	17.6
2020	12.0
2021	6.8
2022	5.8
9. Notes and Bonds Payable

	December 31,		Maturity Dates	Contractual Interest Rates	Principal Payments	Interest Payments
(Dollars in thousands)	2017	2016
Unsecured Credit Facility	$189,000	$107,000	7/20	LIBOR + 1.00%	At maturity	Monthly
Unsecured Term Loan due 2022 (1)	148,994	149,491	12/22	LIBOR + 1.10%	At maturity	Monthly
Senior Notes due 2021 (1)	—	397,147	1/21	5.75%	At maturity	Semi-Annual
Senior Notes due 2023 (1)	247,703	247,296	4/23	3.75%	At maturity	Semi-Annual
Senior Notes due 2025 (1)	248,044	247,819	5/25	3.88%	At maturity	Semi-Annual
Senior Notes due 2028 (1)	294,757	—	1/28	3.63%	At maturity	Semi-Annual
Mortgage notes payable (2)	155,382	115,617	12/18-5/40	3.31%-6.88%	Monthly	Monthly
	$1,283,880	$1,264,370
______

(1)	Balances are shown net of discounts and unamortized issuance costs.

(2)	Balances are shown net of discounts and unamortized issuance costs and including premiums.
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2017, the Company was in compliance with its financial covenant provisions under its various debt instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unsecured Credit Facility due 2020
On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility with a syndicate of lenders (the "Unsecured Credit Facility"). On July 29, 2016, the Company entered into the third amendment to the Unsecured Credit Facility to extend the maturity date to July 2020. The credit facility agreement provides the Company with two six-month extension options that could extend the maturity date to July 2021. Each option is subject to an extension fee of 0.075% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.83% to 1.55% (1.00% as of December 31, 2017). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.13% to 0.30% (0.20% as of December 31, 2017). As of December 31, 2017, the Company had $189.0 million outstanding under the Unsecured Credit Facility with an effective interest rate of approximately 2.56% and had a remaining borrowing capacity of approximately $511.0 million.
Unsecured Term Loan due 2022
In February 2014, the Company entered into a $200.0 million unsecured term loan with a syndicate of nine lenders. On July 5, 2016, the Company repaid $50.0 million of the outstanding principal. On December 18, 2017, the Company entered into an amendment to the unsecured term loan due 2022 (the "Unsecured Term Loan due 2022") with a syndicate of nine lenders to extend the maturity date to December 2022. The Unsecured Term Loan due 2022 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 0.90% to 1.75% (1.10% as of December 31, 2017) based upon the Company's unsecured debt ratings. Payments under the Unsecured Term Loan due 2022 are interest only, with the full amount of the principal due at maturity. The Unsecured Term Loan due 2022 may be prepaid at any time, without penalty. The proceeds from the Unsecured Term Loan due 2022 were used by the Company to repay borrowings on the Unsecured Credit Facility. The Unsecured Term Loan due 2022 has various financial covenant provisions that are required to be met on a quarterly and annual basis that are equivalent to those of the Unsecured Credit Facility. On December 20, 2017, the Company entered into two interest rate swaps totaling $25.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2022 to a fixed interest rate of 2.18% (plus the applicable margin rate) through December 2022. On January 30, 2018, the Company entered into two additional interest rate swaps totaling $50.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2022 to a fixed interest rate of 2.46% (plus the applicable margin rate) through December 2022. The outstanding balance on the Unsecured Term Loan due 2022 was $150.0 million as of December 31, 2017 with an effective interest rate of approximately 2.77% including the impact of the interest rate swaps.
Senior Notes due 2021 Redemption
During the fourth quarter of 2017, the Company redeemed the outstanding principal of $400.0 million on its Senior Notes due 2021 in two transactions. On November 1, 2017 and December 27, 2017, the Company redeemed $100.0 million and $300.0 million, respectively. The aggregate redemption price of $452.3 million, consisting of outstanding principal of $400.0 million, accrued interest of $9.5 million, and a "make-whole" amount of approximately $42.8 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $2.2 million was written off upon redemption. The Company recognized a loss on early extinguishment of debt of approximately $45.0 million related to this redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the balance of the Senior Notes due 2021 on the Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016:

	December 31,
(Dollars in thousands)	2017	2016
Senior Notes due 2021 face value	$—	$400,000
Unaccreted discount	—	(1,510)
Issuance costs	—	(1,343)
Senior Notes due 2021 carrying amount	$—	$397,147
Senior Notes due 2023
On March 26, 2013, the Company issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023") in a registered public offering. The Senior Notes due 2023 bear interest at 3.75%, payable semi-annually on April 15 and October 15, beginning October 15, 2013, and are due on April 15, 2023, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.1 million and the Company incurred debt issuance cost of $2.1 million, which yielded a 3.95% interest rate per annum upon issuance. For each of the years ended December 31, 2017, 2016 and 2015, the Company amortized approximately $0.2 million of the discount and $0.2 million of the debt issuance cost which are included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2023 on the Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016:

	December 31,
(Dollars in thousands)	2017	2016
Senior Notes due 2023 face value	$250,000	$250,000
Unaccreted discount	(1,178)	(1,375)
Issuance costs	(1,119)	(1,329)
Senior Notes due 2023 carrying amount	$247,703	$247,296
Senior Notes due 2025
On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million and the Company incurred approximately $2.3 million in debt issuance costs which yielded a 4.08% interest rate per annum upon issuance. For the years ended December 31, 2017 , 2016, and 2015 the Company amortized approximately $0.2 million, $0.2 million, and $0.1 million, respectively, of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. Concurrent with this transaction, the Company settled four forward starting swap agreements for $1.7 million. The Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2025 on the Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016:

	December 31,
(Dollars in thousands)	2017	2016
Senior Notes due 2025 face value	$250,000	$250,000
Unaccreted discount	(160)	(178)
Issuance costs	(1,796)	(2,003)
Senior Notes due 2025 carrying amount	$248,044	$247,819

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes due 2028
On December 11, 2017, the Company issued $300.0 million of unsecured Senior Notes due 2028 (the "Senior Notes due 2028") in a registered public offering. The Senior Notes due 2028 bear interest at 3.625%, payable semi-annually on January 15 and July 15, beginning July 15, 2018, and are due on January 15, 2028, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.5 million and the Company incurred approximately $2.7 million in debt issuance costs which yielded a 3.84% interest rate per annum upon issuance. The Senior Notes due 2028 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2028 on the Company’s Consolidated Balance Sheets as of December 31, 2017:

(Dollars in thousands)	December 31, 2017
Senior Notes due 2028 face value	$300,000
Unaccreted discount	(2,529)
Issuance costs	$(2,714)
Senior Notes due 2028 carrying amount	$294,757
Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016. For the years ended December 31, 2017, 2016 and 2015, the Company amortized approximately $0.3 million, $0.3 million and $0.8 million of the discount and $0.7 million, $0.9 million, and $1.0 million of the premium. For the years ended December 31, 2017, 2016 and 2015, the Company also amortized approximately $0.1 million, $0.2 million, and $0.2 million of the debt issuance costs, respectively, on the mortgage notes payable which is included in interest expense on the Company’s Consolidated Statements of Income.

	December 31,
(Dollars in thousands)	2017	2016
Mortgage notes payable principal balance	$154,916	$114,934
Unamortized premium	2,651	2,569
Unaccreted discount	(1,332)	(1,450)
Issuance costs	(853)	(436)
Mortgage notes payable carrying amount	$155,382	$115,617

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the Company’s mortgage notes payable, with related collateral.

	Original Balance	Effective Interest Rate (23)	Maturity Date	Collateral (24)	Principal and Interest Payments (22)	Investment in Collateral at December 31,	Balance at December 31,
(Dollars in millions)						2017	2017	2016
Life Insurance Co. (1)	7.0	5.53%	1/18	MOB	Monthly/15-yr amort.	$—	$—	$0.7
Commercial Bank (2)	1.8	5.55%	10/30	OTH	Monthly/27-yr amort.	—	—	1.3
Insurance Co. (3)	7.3	5.54%	12/18	MOB	Monthly/25-yr amort.	14.3	6.0	6.2
Commercial Bank (4)	9.5	5.07%	3/19	MOB	Monthly/5-yr amort.	13.9	9.3	9.5
Commercial Bank (5)	9.4	4.55%	7/19	MOB	Monthly/8-yr amort	27.8	9.2	9.3
Commercial Bank (6)	15.2	7.65%	7/20	MOB	(21)	20.2	12.7	12.7
Life Insurance Co. (7)	7.9	4.00%	8/20	MOB	Monthly/15-yr amort.	20.7	2.0	2.7
Life Insurance Co. (8)	7.3	5.25%	8/20	MOB	Monthly/27-yr amort.	17.9	6.5	6.7
Life Insurance Co. (9)	5.6	4.27%	1/21	MOB	Monthly/10-yr amort.	15.7	4.8	—
Commercial Bank (10)	12.9	6.43%	2/21	MOB	Monthly/12-yr amort.	54.9	10.5	10.7
Life Insurance Co. (11)	11.0	3.85%	11/22	MOB	Monthly/7-yr amort.	22.0	10.4	—
Life Insurance Co. (12)	12.3	3.85%	8/23	MOB	Monthly/7-yr amort.	24.6	11.5	—
Financial Services (13)	12.4	4.27%	10/23	MOB	Monthly/10-yr amort.	24.7	12.2	—
Life Insurance Co. (14)	13.3	4.13%	1/24	MOB	Monthly/10-yr amort.	21.1	13.3	13.6
Life Insurance Co. (15)	6.8	3.94%	2/24	MOB	Monthly/7-yr amort.	14.5	6.7	—
Financial Services (16)	9.7	4.32%	9/24	MOB	Monthly/10-yr amort.	16.4	8.8	9.1
Commercial Bank	11.5	3.71%	1/26	MOB	Monthly/10-yr amort.	37.9	10.5	11.0
Commercial Bank (17)	15.0	5.25%	4/27	MOB	Monthly/20-yr amort.	33.4	9.6	10.4
Municipal Government (18) (19)	11.0	4.79%	(20)	MOB	Semi-Annual (20)	20.9	11.4	11.7
						$400.9	$155.4	$115.6
______

(1)	The Company repaid this mortgage note in October 2017. The Company's unencumbered gross investment was $14.3 million at December 31, 2017.

(2)	The Company repaid this mortgage note in September 2017. The Company's unencumbered gross investment was $8.0 million at December 31, 2017.

(3)	The unamortized portion of the $0.6 million premium recorded on this note upon acquisition is included in the balance above.

(4)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(5)	The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(6)	The unaccreted portion of the $2.4 million discount recorded on this note upon acquisition is included in the balance above.

(7)	The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(8)	The unamortized portion of the $0.4 million premium recorded on this note upon acquisition is included in the balance above.

(9)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(10)	The unaccreted portion of the $1.0 million discount recorded on this note upon acquisition is included in the balance above.

(11)	The unaccreted portion of the $0.1 million discount recorded on this note upon acquisition is included in the balance above.

(12)	The unaccreted portion of the $0.2 million discount recorded on this note upon acquisition is included in the balance above.

(13)	The unamortized portion of the $0.4 million premium recorded upon acquisition is included in the balance above.

(14)	The unamortized portion of the $0.8 million premium recorded on this note upon acquisition is included in the balance above.

(15)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(16)	The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.

(17)	The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.

(18)	Balance consists of three notes secured by the same building.

(19)	The unamortized portion of the $1.0 million premium recorded on the three notes upon acquisition is included in the balance above.

(20)
These three mortgage notes payable are series municipal bonds that have maturity dates ranging from from May 2022 to May 2040. One of the four original notes payable was repaid upon maturity in May 2017. The remaining three require interest only payments and have future maturity dates but allow repayment after May 2020 without penalty. The Company intends on repaying all three notes payable at that time.

(21)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity.

(22)	Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).

(23)	The contractual interest rates for the 19 outstanding mortgage notes ranged from 3.3% to 6.9% as of December 31, 2017.

(24)	MOB-Medical office building; OTH-Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2017 were as follows:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Debt Issuance Costs (2)	Notes and Bonds Payable	%
2018	$10,605	$(18)	$(1,051)	9,536	0.7%
2019	22,711	(224)	(1,044)	21,443	1.7%
2020	211,803	(382)	(1,039)	210,382	16.4%
2021	17,321	(312)	(1,025)	15,984	1.2%
2022	162,692	(328)	(1,037)	161,327	12.6%
2023 and thereafter	868,784	(1,284)	(2,292)	865,208	67.4%
	$1,293,916	$(2,548)	$(7,488)	1,283,880	100.0%
______

(1)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2023, Senior Notes due 2025, Senior Notes due 2028 and 18 mortgage notes payable.

(2)	Excludes approximately $3.5 million in debt issuance costs related to the Company's Unsecured Credit Facility due 2020 included in other assets.

Note 10. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

During the year ended December 31, 2017, the Company entered into two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in millions)
Interest rate swaps	2	$25.0

During the year ended December 31, 2015, the Company entered into four forward starting interest rate swaps with a total notional value of $225.0 million to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of long-term debt. That debt was issued in April 2015, as discussed in Note 9, and the forward starting interest rate swaps were terminated. As a result, the Company realized a loss at the termination date which was deferred and is being amortized over the term of the Senior Notes due 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as, their classification on the Consolidated Balance Sheets as of December 31, 2017.

	Liability Derivatives
	As of December 31, 2017
(Dollars in thousands)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$67
Total derivatives designated as hedging instruments		$67

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) as of December 31, 2017 related to the Company's outstanding interest rate swaps.

	Amount of Loss Recognized in OCI on Derivative		Amount of Loss Reclassified from OCI into Income
(Dollars in thousands)	2017		2017	2016
Interest rate products	$74	Interest expense	$7	$—
Settled interest rate swaps	—	Interest expense	169	168
	$74	Total interest expense	$176	$168

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of December 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.1 million. If the Company had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $0.1 million.

The Company estimates that an additional $0.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

Subsequent Activity
On January 30, 2018, the Company entered into two interest rate derivatives that were designated as cash flow hedges of interest rate risk totaling $50.0 million. These derivatives were used to hedge variable cash flows associated with variable-rate debt.
11. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2017 as follows:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	116,416,900	101,517,009	98,828,098
Issuance of common stock	8,395,607	14,063,100	2,493,171
Non-vested stock-based awards, net of withheld shares and forfeitures	319,086	836,791	195,740
Balance, end of year	125,131,593	116,416,900	101,517,009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity Offering
On August 14, 2017, the Company issued 8,337,500 shares of common stock par value $0.01 per share, at $30.90 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discount and offering expenses, were approximately $247.1 million.
At-The-Market Equity Offering Program
The Company has in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The following table details the shares sold under this program.

	Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2017	—	NA	$—
2016	4,795,601	$28.31 - $33.66	$144.6
2015	2,434,239	$25.00 - $29.15	$65.8
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. A previous sales agreement with one investment bank was terminated effective February 17, 2016. No shares were sold related to this program during 2017. On May 5, 2017, the Company entered into a sales agreement with a sixth investment bank in connection with the same allotment of shares. The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of February 14, 2018.
Dividends Declared
During 2017, the Company declared and paid common stock dividends aggregating $1.20 per share ($0.30 per share per quarter).
On February 13, 2018, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on March 6, 2018 to stockholders of record on February 23, 2018.

Common Stock Authorization
On May 2, 2017, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000.
Authorization to Repurchase Common Stock
The Company’s Board of Directors has authorized management to repurchase up to 3,000,000 shares of the Company’s common stock. As of December 31, 2017, the Company had not repurchased any shares under this authorization. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.
Accumulated Other Comprehensive Income (Loss)
During the year ended December 31, 2017, the Company entered into two interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. The Company recorded a loss in accumulated other comprehensive loss of approximately $0.1 million as of December 31, 2017. The Company continues to amortize the 2015 settlement of forward-starting interest rate swaps. This amount will be reclassified out of accumulated other comprehensive loss impacting net income over the 10-year term of the associated senior note issuance. See Note 10 for more information regarding the Company's derivative instruments.

The following table represents the changes in accumulated other comprehensive loss during the year ended December 31, 2017:

(Dollars in thousands)	Interest Rate Swaps
Beginning balance	$(1,401)
Other comprehensive loss before reclassifications	176
Amounts reclassified from accumulated other comprehensive income (loss)	(74)
Net current-period other comprehensive income	102
Ending balance	$(1,299)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the details regarding the reclassifications from Accumulated other comprehensive income (loss) during the year ended December 31, 2017:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
(Dollars in thousands)
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$169	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	7	Interest Expense
	$176
12. Benefit Plans
Executive Retirement Plan
Effective May 5, 2015, the Company terminated its Executive Retirement Plan and recorded a charge of approximately $5.3 million, inclusive of the acceleration of $2.5 million recorded in accumulated other comprehensive loss on the Company's Consolidated Balance Sheet that was being amortized resulting in a total benefit obligation of $19.6 million in connection with the termination of the Executive Retirement Plan. The charge includes amounts resulting from assumed additional years of service for two plan participants who had not reached age 65 and payments associated with FICA and other tax obligations.
On May 6, 2016, the Company paid the total benefit obligation of $19.6 million which reduced Other liabilities on the Company's Consolidated Balance Sheets. As a result of the termination of the plan, and included in the payment of the total benefit obligation, Mr. Emery received a lump sum amount equal to his accrued benefit under the plan of approximately $14.4 million in May 2016.

Net periodic benefit cost for the Executive Retirement Plan for the three years in the period ended December 31, 2017 is comprised of the following:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Service cost	$—	$—	$29
Interest cost	—	—	225
Amortization of prior service cost (benefit)	—	—	(198)
Amortization of net gain	—	—	343
	—	—	399
Net loss recognized in Accumulated other comprehensive income (loss)	—	—	—
Total recognized in net periodic benefit gain and Accumulated other comprehensive income (1)	$—	$—	$399
_____

(1)	2015 is a partial year due to the termination of the Executive Retirement Plan during the year.
The Company had no benefit obligations as of December 31, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Stock and Other Incentive Plans

Stock Incentive Plan
In May 2015, the Company's stockholders approved the 2015 Stock Incentive Plan (the "2015 Incentive Plan") which authorizes the Company to issue 3,500,000 shares of common stock to its employees and directors. The 2015 Incentive Plan, which superseded the 2007 Employee Stock Incentive Plan (the "Predecessor Plan"), will continue until terminated by the Company’s Board of Directors. As of December 31, 2017 and 2016, the Company had issued a total of 1,438,228 and 1,024,739 restricted shares, respectively, under the 2015 Incentive Plan for compensation-related awards to employees and directors, with a total of 2,061,772 and 2,475,261, respectively, remaining which had not been issued. Under the Predecessor Plan for compensation-related awards to employees and directors, the Company had issued, net of forfeitures, a total of 1,878,637 restricted shares for the year ended December 31, 2015. Non-vested shares issued under the 2015 Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. The Company recognizes the impact of forfeitures as they occur. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares. Compensation expense recognized during the years ended December 31, 2017, 2016 and 2015 from the amortization of the value of shares over the vesting period issued to employees and directors was $9.8 million, $7.4 million and $5.9 million, respectively. The following table represents expected amortization of the Company's non-vested shares issued:

(Dollars in millions)	Future Amortization of Non-Vested Shares
2018	$9.4
2019	7.0
2020	6.7
2021	5.7
2022	3.2
2023 and thereafter	3.6
Total	$35.6

Executive Incentive Plan
On July 31, 2012, the Company adopted an Executive Incentive Plan, which was amended and restated on February 16, 2016 ("Executive Incentive Plan"), to provide specific award criteria with respect to incentive awards made under the 2015 Incentive Plan subject to the discretion of the Compensation Committee. No new shares of common stock were authorized in connection with the Executive Incentive Plan. Under the terms of the Executive Incentive Plan, the Company's named executive officers, and certain other members of senior management, may earn incentive awards in the form of cash and non-vested stock. Cash incentive awards are based on individual and Company performance. Company performance is measured over a four-quarter period against targeted financial and operational metrics set in advance by the Compensation Committee. Non-vested stock awards are based on the Company's relative total shareholder return ("TSR") performance over one-year and three-year periods, measured against the Company's peer group. For 2017, 2016 and 2015, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $5.0 million, $4.0 million, and $2.7 million, respectively. Details of the awards that have been earned from this plan are as follows:

•
On December 11, 2017, the Company granted non-vested stock awards for TSR performance to its five named executive officers and four senior vice presidents with a grant date fair value totaling $10.1 million, which were granted in the form of 309,874 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $2.0 million for the each of 2018, 2019, 2020, and 2021, and $1.9 million for 2022, respectively.

•
On December 16, 2016, the Company granted non-vested stock awards for TSR performance to its five named executive officers and five senior vice presidents with a grant date fair value totaling $6.3 million, which were granted in the form of 213,639 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $1.3 million each of 2018, 2019, and 2020, and $1.2 million for 2021, respectively.

•
On February 16, 2016, the Company granted cash incentive and non-vested performance-based awards totaling $5.8 million to its five named executive officers and five senior vice presidents. The officers could elect cash based awards or non-vested stock awards. Cash awards totaled $1.1 million. The non-vested awards, which the officers elected to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

receive in lieu of cash, had a grant date fair value totaling $4.7 million, which were granted in the form of 163,788 non-vested shares, with either a three- or five-year vesting period, resulting in annual compensation expense of $1.1 million for the year 2018 and $0.7 million for each of 2019 and 2020, respectively.

•
On December 18, 2015, the Company granted non-vested stock awards for TSR performance to its five named executive officers and five senior vice presidents with a grant date fair value totaling $3.9 million. The awards were granted in the form of 139,000 non-vested shares, with a three-year vesting period, which will result in annual compensation expense of $1.3 million for 2018.

Long-Term Incentive Program
In the first quarter of 2017 and 2016, the Company granted a performance-based award to officers, excluding the five named executive officers and four senior vice presidents, under the Long-term Incentive Program adopted under the 2015 Incentive Plan (the "LTIP") totaling approximately $1.3 million per award, which was granted in the form of 41,368 non-vested shares and 44,162 non-vested shares, respectively. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately six years. Beginning in 2012, the Company's executive officers were no longer eligible to participate in the LTIP and beginning in 2013, five senior vice presidents were also no longer eligible to participate.

For 2017, 2016 and 2015, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $1.1 million.

Salary Deferral Plan
The Company's salary deferral plan allows certain of its officers to elect to defer up to 50% of their base salary in the form of non-vested shares issued under the 2015 Incentive Plan subject to long-term vesting. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2017, 2016 and 2015, the Company issued 39,016 shares, 42,256 shares and 55,923 shares, respectively, to its officers through the salary deferral plan. For 2017, 2016 and 2015, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $1.2 million, $1.2 million, and $1.1 million, respectively.

Non-employee Directors Incentive Plan
The Company issues non-vested shares to its non-employee directors under the 2015 Incentive Plan. The directors’ shares issued have a one-year vesting period beginning with the May 2015 grant (previously a three-year vesting period) and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2017, 2016 and 2015, the Company issued 23,231 shares, 21,374 shares, and 23,201 shares, respectively, to its non-employee directors through the 2015 Incentive Plan. For 2017, 2016 and 2015, compensation expense resulting from the amortization of non-vested share grants to directors was approximately $0.8 million, $1.0 million, and $1.0 million, respectively.

Other Grants
The Company issued three one-time non-vested share grants related to executive management transition in 2016. For 2017 and 2016, compensation expense resulting from the amortization of these non-vested share grants to officers was approximately $1.7 million and $0.1 million, respectively. The following information provides information about each grant:

•	On March 1, 2016, the Company issued 50,000 shares to the Chief Financial Officer with a 10-year vesting period, resulting in compensation expense of $0.2 million per year.

•	On December 30, 2016, the Company issued 200,000 shares to the President and Chief Executive Officer with a 10-year vesting period, resulting in compensation expense of $0.6 million per year.

•	On December 30, 2016, the Company issued 150,000 shares to the Executive Chairman with a 5-year vesting period, resulting in compensation expense of $0.9 million per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the activity under the 2015 Incentive Plan and related information for the three years in the period ended December 31, 2017 follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Stock-based awards, beginning of year	1,786,497	1,092,262	1,057,732
Granted	413,489	885,219	251,789
Vested	(292,341)	(190,984)	(210,955)
Forfeited	—	—	(6,304)
Stock-based awards, end of year	1,907,645	1,786,497	1,092,262
Weighted-average grant date fair value of:
Stock-based awards, beginning of year	$27.18	$24.72	$24.01
Stock-based awards granted during the year	$32.05	$29.60	$27.70
Stock-based awards vested during the year	$25.88	$24.34	$25.05
Stock-based awards forfeited during the year	$—	$—	$24.80
Stock-based awards, end of year	$28.44	$27.18	$24.72
Grant date fair value of shares granted during the year	$13,254	$26,204	$6,975
The vesting periods for the non-vested shares granted during 2017 ranged from one to eight years with a weighted-average amortization period remaining as of December 31, 2017 of approximately 5.1 years.
During 2017, 2016 and 2015, the Company withheld 94,403 shares, 48,248 shares and 49,225 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.
401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.4 million for each year during 2017, 2016 and 2015.
Dividend Reinvestment Plan
The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2017, the Company had issued 581,627 shares under the plan of which 26,031 shares were issued in 2017, 9,575 shares were issued in 2016 and 13,950 shares were issued in 2015.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of common stock. As of December 31, 2017, 2016 and 2015, the Company had a total of 25,535 shares, 63,690 shares and 96,977 shares authorized under the Employee Stock Purchase Plan, respectively, which had not been issued or optioned. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. Cash received from employees upon exercising options under the Employee Stock Purchase Plan was approximately $0.8 million for the year ended December 31, 2017, $1.2 million for the year ended December 31, 2016, and $0.9 million for the year ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2017 is as follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Options outstanding, beginning of year	316,321	340,958	393,902
Granted	206,824	198,450	197,640
Exercised	(32,076)	(57,924)	(44,462)
Forfeited	(40,659)	(22,081)	(47,176)
Expired	(132,310)	(143,082)	(158,946)
Options outstanding and exercisable, end of year	318,100	316,321	340,958
Weighted-average exercise price of:
Options outstanding, beginning of year	$23.69	$20.70	$19.17
Options granted during the year	$25.77	$24.07	$23.22
Options exercised during the year	$24.31	$21.40	$19.41
Options forfeited during the year	$25.01	$23.16	$19.90
Options expired during the year	$23.22	$18.11	$20.41
Options outstanding, end of year	$25.00	$23.69	$20.70
Weighted-average fair value of options granted during the year (calculated as of the grant date)	$6.31	$5.37	$5.39
Intrinsic value of options exercised during the year	$271	$634	$381
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$2,683	$2,098	$2,597
Exercise prices of options outstanding (calculated as of December 31)	$25.00	$23.69	$20.70
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8
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

	2017	2016	2015
Risk-free interest rates	1.20%	1.06%	0.67%
Expected dividend yields	3.70%	4.64%	4.79%
Expected life (in years)	1.45	1.42	1.38
Expected volatility	20.4%	17.6%	21.0%
Expected forfeiture rates	85%	85%	80%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Earnings Per Share
The Company uses the two-class method of computing net earnings per common shares. Non-vested share-based awards containing non-forfeitable rights to dividends are considered participating securities pursuant to the two-class method. The table below sets forth the computation of basic and diluted earnings per common share for the three years in the period ended December 31, 2017.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Weighted Average Common Shares
Weighted average Common Shares outstanding	119,739,216	109,861,580	100,280,059
Non-vested shares	(1,813,058)	(1,289,478)	(1,108,707)
Weighted average Common Shares - Basic	117,926,158	108,572,102	99,171,352
Weighted average Common Shares - Basic	117,926,158	108,572,102	99,171,352
Dilutive effect of non-vested shares	—	709,559	623,212
Dilutive effect of employee stock purchase plan	91,007	105,336	85,738
Weighted average Common Shares - Diluted	118,017,165	109,386,997	99,880,302
Net Income
Income from continuing operations	$23,096	$85,756	$58,836
Dividends paid on nonvested share-based awards	(2,149)	—	—
Income from continuing operations applicable to common stockholders	20,947	85,756	58,836
Discontinued operations	(4)	(185)	10,600
Net income applicable to common stockholders	$20,943	$85,571	$69,436
Basic Earnings Per Common Share
Income from continuing operations	$0.18	$0.79	$0.59
Income from discontinued operations	0.00	0.00	0.11
Net income	$0.18	$0.79	$0.70
Diluted Earnings Per Common Share
Income from continuing operations	$0.18	$0.78	$0.59
Income from discontinued operations	0.00	0.00	0.11
Net income	$0.18	$0.78	$0.70

15. Commitments and Contingencies
Redevelopment Activity
The Company completed the redevelopment and expansion of one medical office building in Nashville, Tennessee in 2017. The Company spent approximately $12.6 million on the redevelopment of this property during the year ended December 31, 2017, including approximately $3.2 million related to overages on tenant improvement projects that have been or will be reimbursed by the tenant.

During 2017, the Company began the redevelopment of a medical office building in Charlotte, North Carolina, which includes a 38,000 square foot vertical expansion. The Company spent approximately $3.3 million on the redevelopment during the year ended December 31, 2017.

Development Activity
The Company completed the development of a 99,957 square foot medical office building in Denver, Colorado. The Company spent approximately $14.6 million during the year ended December 31, 2017, including approximately $2.8 million related to overages on tenant improvement projects that have been or will be reimbursed by the tenant. The Company anticipates funding additional tenant improvements throughout 2018 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company began the development of a 151,000 square foot medical office building in Seattle, Washington during 2017. The Company spent approximately $1.8 million on the development during the year ended December 31, 2017. The Company expects the project to be completed in the second quarter of 2019.
The table below details the Company’s construction activity as of December 31, 2017. The information included in the table below represents management’s estimates and expectations at December 31, 2017, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			December 31, 2017
(Dollars in thousands)	Number of Properties	Estimated Completion Date	Construction in Progress Balance	Total Funded During the Year	Total Amount Funded	Estimated Remaining Fundings (unaudited)	Estimated Total Investment (unaudited)	Approximate Square Feet (unaudited)
Construction Activity
Charlotte, NC	1	Q1 2019	$3,487	$3,264	$3,487	8,513	$12,000	204,000
Seattle, WA	1	Q2 2019	1,971	1,809	2,272	61,848	64,120	151,000
Total			$5,458	$5,073	$5,759	$70,361	$76,120	355,000
Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2017, the Company had commitments of approximately $27.8 million that is expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in six parcels of land held for development located adjacent to certain of the Company's existing medical office buildings in Texas, Iowa and Tennessee totaled approximately $20.1 million as of December 31, 2017 and 2016.
Operating Leases
As of December 31, 2017, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease and ground leases. At December 31, 2017, the Company had 109 properties totaling 8.9 million square feet that were held under ground leases with a remaining weighted average term of 68.7 years, including renewal options. These ground leases typically have initial terms of 50 to 75 years with one to two renewal options extending the terms to 75 to 100 years, with expiration dates through 2117.

The Company’s ground leases generally increase annually based on increases in the Consumer Price Index. Rental expense relating to the operating leases for the years ended December 31, 2017, 2016 and 2015 was $6.3 million, $5.7 million and $5.1 million, respectively. The Company prepaid 48 ground leases, which represented approximately $0.5 million of the Company’s rental expense for the years ended December 31, 2017, 2016, and 2015.

The Company’s corporate office lease currently covers approximately 36,653 square feet of rented space and expires on October 31, 2020. The Company’s future minimum lease payments for its corporate office lease and 61 ground leases, excluding leases that the Company has prepaid and leases in which an operator pays or fully reimburses the Company, as of December 31, 2017 were as follows (in thousands):

2018	$5,341
2019	5,420
2020	5,459
2021	5,488
2022	5,516
2023 and thereafter	283,056
$310,280

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
On a tax-basis, the Company’s gross real estate assets totaled approximately $4.0 billion, $3.7 billion, and $3.4 billion as of December 31, 2017, 2016 and 2015, respectively.
The following table reconciles the Company’s consolidated net income attributable to common stockholders to taxable income for the three years ended December 31, 2017:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net income	$23,092	$85,571	$69,436
Reconciling items to taxable income:
Depreciation and amortization	46,426	38,260	30,457
Gain or loss on disposition of depreciable assets	1,570	(32,103)	1,659
Impairments	—	121	687
Straight-line rent	(4,551)	(7,101)	(8,833)
Receivable allowances	1,680	2,067	571
Stock-based compensation	1,855	1,301	7,518
Other	6,552	2,236	4,304
	53,532	4,781	36,363
Taxable income (1)	$76,624	$90,352	$105,799
Dividends paid	$142,327	$131,759	$120,266
______
 (1) Before REIT dividend paid deduction.
Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2017.
For the three years ended December 31, 2017, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2017		2016		2015
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.42	34.5%	$0.78	65.0%	$0.61	51.0%
Return of capital	0.50	42.0%	0.35	29.5%	0.08	6.7%
Unrecaptured section 1250 gain	0.28	23.5%	0.07	5.5%	0.51	42.3%
Common stock distributions	$1.20	100.0%	$1.20	100.0%	$1.20	100.0%

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
State income tax expense and state income tax payments for the three years ended December 31, 2017 are detailed in the table below:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
State income tax expense:
Texas gross margins tax (1)	$608	$562	$528
Other	—	2	37
Total state income tax expense	$608	$564	$565
State income tax payments, net of refunds and collections	$555	$544	$758
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

Borrowings under the Unsecured Credit Facility due 2020 and Unsecured Term Loan due 2022 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.

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
The table below details the fair value and carrying values for notes and bonds payable as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,283.9	$1,269.7	$1,264.4	$1,265.1
______
(1) Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Selected Quarterly Financial Data (unaudited)
Quarterly financial information for the year ended December 31, 2017 is summarized below.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31 (1)	June 30 (2)	September 30 (3)	December 31 (4)
2017
Revenues from continuing operations	$104,569	$105,245	$106,953	$107,731
Income (loss) from continuing operations	31,858	25,224	3,165	(37,151)
Income (loss) from discontinued operations	(13)	—	8	—
Net income (loss) attributable to common stockholders	$31,845	$25,224	$3,173	$(37,151)
Net income attributable to common stockholders per share:
Basic earnings per common share	$0.28	$0.22	$0.02	$(0.31)
Diluted earnings per common share	$0.28	$0.22	$0.02	$(0.31)
______

(1)	The increases in net income and amounts per share for the first quarter of 2017 are primarily attributable to gains of $23.4 million on the sale of six properties.

(2)	The increases in net income and amounts per share for the second quarter of 2017 are primarily attributable to gains of $16.1 million on the sale of three properties.

(3)	The decreases in net income and amounts per share for the third quarter of 2017 are primarily attributable to impairment charges of $5.1 million.

(4)	The decreases in net income and amounts per share for the fourth quarter of 2017 are primarily attributable to a loss on the extinguishment of debt of $45.0 million.
Quarterly financial information for the year ended December 31, 2016 is summarized below.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31 (1)
2016
Revenues from continuing operations	$100,021	$102,642	$103,659	$105,309
Income from continuing operations	9,163	12,157	11,857	52,580
Loss from discontinued operations	(7)	(12)	(23)	(143)
Net income attributable to common stockholders	$9,156	$12,145	$11,834	$52,437
Net income attributable to common stockholders per share:
Basic earnings per common share	$0.09	$0.12	$0.10	$0.46
Diluted earnings per common share	$0.09	$0.12	$0.10	$0.45
______

(1)	The increases in net income and amounts per share for the fourth quarter of 2016 are primarily attributable to gains of $41.0 million on the sale of six properties.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
Opinion on Internal Control over Financial Reporting
We have audited Healthcare Realty Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Nashville, Tennessee
February 14, 2018

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018 under the caption “Election of Directors,” is incorporated herein by reference.
Executive Officers
The executive officers of the Company are:

Name	Age	Position
David R. Emery	73	Executive Chairman of the Board
Todd J. Meredith	43	President & Chief Executive Officer
J. Christopher Douglas	42	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	51	Executive Vice President & General Counsel
B. Douglas Whitman, II	49	Executive Vice President - Corporate Finance
Robert E. Hull	45	Executive Vice President - Investments
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
Mr. Meredith was appointed President and Chief Executive Officer effective December 30, 2016. He served as the Company's Executive Vice President – Investments from February 2011 until December 30, 2016 and was responsible for overseeing the Company’s investment activities, including the acquisition, financing and development of medical office and other primarily outpatient medical facilities. Prior to February 2011, he led the Company’s development activities as a Senior Vice President. Before joining the Company in 2001, Mr. Meredith worked in investment banking.
Mr. Douglas was appointed the Company's Chief Financial Officer effective March 1, 2016 and has been employed by the Company since 2003. He served as the Company’s Senior Vice President, Acquisitions and Dispositions managing the Company’s acquisition and disposition team from 2011 until March 1, 2016.  Prior to that, Mr. Douglas served as Senior Vice President, Asset Administration, administering the Company’s master lease portfolio and led a major disposition strategy in 2007.  Mr. Douglas has a background in commercial and investment banking.
Mr. Bryant became the Company’s General Counsel in November 2003. From April 2002 until November 2003, Mr. Bryant was Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bryant was a shareholder with the law firm of Baker Donelson Bearman & Caldwell in Nashville, Tennessee.
Mr. Whitman joined the Company in 1998 and became the Executive Vice President – Corporate Finance in February 2011. He is responsible for all aspects of the Company’s financing activities, including capital raises, debt compliance, banking relationships and investor relations. Previously, Mr. Whitman led the Company's investment group and later served as the Company’s Chief Operating Officer from March 2007 until February 2011. Prior to joining the Company, Mr. Whitman worked for the University of Michigan Health System and HCA Inc.
Mr. Hull was appointed Executive Vice President - Investments effective January 1, 2017 and has been employed by the Company since 2004. He served as Senior Vice President - Investments from March 2011 until January 2017, managing the Company's development and acquisition activity. Prior to that, Mr. Hull served in various capacities on the Company's investments team. Before joining the Company, Mr. Hull worked in the senior living and commercial banking industries.

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
Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Securities Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018 under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.
Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018 under the caption “Committee Membership,” is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Historical Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2017 and December 31, 2016.
•Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
•Consolidated Statements of Equity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
•Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
•Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules:
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit Number		Description of Exhibits
1.1	—	Sales Agreement, dated February 19, 2016, between the Company and Barclays Capital Inc. (1)
1.2	—	Amendment to Sales Agreement, dated May 5, 2017, by and between the Company and Barclays Capital Inc. (2)
1.3	—	Equity Distribution Agreement, dated February 19, 2016, between the Company and BB&T Capital Markets, a division of BB&T Securities, LLC (1)
1.4	—	Amendment to Equity Distribution Agreement, dated May 5, 2017, by and between the Company and BB&T Capital Markets, a division of BB&T Securities, LLC(2)
1.5	—	Sales Agreement, dated February 19, 2016, between the Company and BMO Capital Markets Corp. (1)
1.6	—	Amendment to Sales Agreement, dated May 5, 2017, by and between the Company and BMO Capital Markets Corp. (2)
1.7	—	Controlled Equity Offering Sales Agreement, dated February 19, 2016, between the Company and Cantor Fitzgerald & Co. (1)
1.8	—	Amendment to Controlled Equity Offering Sales Agreement, dated May 5, 2017, by and between the Company and Cantor Fitzgerald & Co. (2)
1.9	—	Sales Agreement, dated February 19, 2016, between the Company and Credit Agricole Securities (USA) Inc. (1)
1.10	—	Amendment to Sales Agreement, dated May 5, 2017, by and between the Company and Credit Agricole Securities (USA) Inc. (2)
1.11	—	Sales Agreement, dated May 5, 2017, by and between the Company and Fifth Third Securities, Inc. (2)

2.1	—	Master Transaction Agreement, dated as of August 8, 2017, by and among the Company, as purchaser, and Meadows & Ohly, LLC and its affiliated entities listed in the Agreement as sellers. (3)
2.2	—
That certain Purchase and Sale Agreement, dated as of August 8, 2017, by and among the Company, as purchaser, and Kennestone Outpatient Pavilion, L.P., as seller (terminated on September 27, 2017). (3)

2.3	—
Amended and Restated Master Transaction Agreement and Omnibus Amendment to Property Agreements, dated as of September 27, 2017, by and among the Company and Meadows & Ohly, LLC and its affiliated entities listed therein. (4)

3.1	—	Second Articles of Amendment and Restatement of the Company, as amended. (2)
3.2	—	Amended and Restated Bylaws of the Company, as amended. (5)
4.1	—	Specimen stock certificate. (6)
4.2	—	Indenture, dated as of May 15, 2001 by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). (7)
4.3	—	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). (8)
4.4	—	Form of 6.50% Senior Note due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto). (8)
4.5	—	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). (9)
4.6	—	Form of 5.750% Senior Note due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto). (9)
4.7	—	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). (10)
4.8	—	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit (4.8) hereto). (10)
4.9	__	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). (11)
4.10	__	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 hereto). (11)
4.11	__	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Branch Banking and Trust Company, as Trustee. (12)
4.12	__	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.11 hereto). (12)
10.1	—	2000 Employee Stock Purchase Plan. (13)
10.2	—	Dividend Reinvestment Plan, as Amended. (14)
10.3	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between David R. Emery and the Company. (15)
10.4	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company. (15)
10.5	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company. (16)
10.6	—	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company. (16)
10.7	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between B. Douglas Whitman, II and the Company. (16)
10.8	—	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company. (17)
10.9	—	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan. (15)
10.10	—	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010. (18)
10.11	—	Amendment No. 1 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated December 11, 2013. (19)
10.12	—	Amendment No. 2 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated August 4, 2015. (20)
10.13	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors. (21)
10.14	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers. (21)

10.15	—	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. (22)
10.16	—	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. (20)
10.17	—
Credit Agreement, dated as of October 14, 2011, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of America, N.A., as Co-Documentation Agents, and the other Lenders named therein. (23)

10.18	—
Amendment to Credit Agreement, dated as of February 15, 2013, by and among the Company, as Borrower, Wells Fargo Bank National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank and Bank of American, N.A., as Co-Documentation Agents, and the other Lenders named therein. (24)

10.19	—
Amendment No. 2 to Credit Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (25)

10.20	—	Third Amendment to Credit Agreement, dated as of July 29, 2016, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (26)
10.21	—	Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (25)
10.22	—	First Amendment to Term Loan, dated July 29, 2016, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (26)
10.23	—
Second Amendment to Term Loan, dated as of December 18, 2017, by and among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the other Lenders named therein. (27)

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

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	—	XBRL Instance Document. (filed herewith)
101.SCH	—	XBRL Taxonomy Extension Schema Document. (filed herewith)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)

(1)	Filed as an exhibit to the Company’s Form 8-K filed February 19, 2016 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company's Form 8-K filed May 5, 2017 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filed August 8, 2017 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Form 8-K filed September 28, 2017 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company’s Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Company’s Form 8-K filed December 11, 2017 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(14)
Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2015 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Company's Form 8-K filed February 3, 2016 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2010 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2012 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Company's Form 8-K filed October 19, 2011 and hereby incorporated by reference.

(24)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2012 and hereby incorporated by reference.

(25)	Filed as an exhibit to the Company's Form 8-K filed February 28, 2014 and hereby incorporated by reference.

(26)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2016 and hereby incorporated by reference.

(27)	Filed as an exhibit to the Company's Form 8-K filed December 22, 2017 and hereby incorporated by reference.

Schedule of Omitted Exhibits

The following exhibits are omitted from this filing in accordance with Item 601 of Regulation S-K. The agreements in this schedule are substantially identical to Exhibit 2.2 in all material respects. Further, exhibits 8, 9, 10, 12, 13, and 14 listed in this table were terminated pursuant to the Amended and Restated Master Transaction Agreement and Omnibus Amendment to Property Agreements, dated as of September 27, 2017, by and among the Company and Meadows & Ohly, LLC and its affiliated entities listed therein, a copy of which is filed as Exhibit 2.3 to this Form 10-K.

1	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Kennestone Cancer Center, L.P.
2	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Kennestone Physicians Center I, L.P.
3	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Kennestone Physicians Center II, L.P.
4	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Douglas Physicians Center, L.P.
5	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Douglas Physicians Center II, L.P.
6	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Paulding Physicians Center, L.P.
7	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Paulding Outpatient Pavilion, L.P.
8	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Vinings Health Park, L.P. (terminated September 27, 2017)
9	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Piedmont Physicians Plaza, L.P. (terminated September 27, 2017)
10	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Piedmont Medical Plaza, L.P. (terminated September 27, 2017)
11	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and 340 Exchange Boulevard, L.P.
12	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Gwinnett 500 Building, L.P. (terminated September 27, 2017)
13	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Gwinnett Physicians Center, L.P. (terminated September 27, 2017)
14	—	Purchase and Sale Agreement, dated as of August 8, 2017, by and between the Company and Hudgens Professional Building, L.P. (terminated September 27, 2017)

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.1)

2.	Third Amended and Restated Employment Agreement, dated February 16, 2016, between David R. Emery and the Company (filed as Exhibit 10.3)

3.	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company (filed as Exhibit 10.4)

4.	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company (filed as Exhibit 10.5)

5.	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company (filed as Exhibit 10.6)

6.	Third Amended and Restated Employment Agreement, dated February 15, 2017, between B. Douglas Whitman, II and the Company (filed as Exhibit 10.7)

7.	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company (filed as Exhibit 10.8)

8.	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan (filed as Exhibit 10.9)

9.	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010 (filed as Exhibit 10.10)

10.	Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.11)

11.	Amendment No. 2 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.12)

12.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.13)

13.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.14)

14.	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.15)

15.	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.16)

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 14, 2018.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ TODD J. MEREDITH
Todd J. Meredith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Todd J. Meredith	President and Chief Executive Officer	February 14, 2018
Todd J. Meredith	(Principal Executive Officer)

/s/ J. Christopher Douglas	Executive Vice President and Chief Financial	February 14, 2018
J. Christopher Douglas	Officer (Principal Financial Officer)

/s/ Amanda L. Callaway	Senior Vice President and Chief Accounting	February 14, 2018
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ David R. Emery	Executive Chairman of the Board	February 14, 2018
David R. Emery

/s/ Nancy H. Agee	Director	February 14, 2018
Nancy H. Agee

/s/ Charles Raymond Fernandez, M.D.	Director	February 14, 2018
Charles Raymond Fernandez, M.D.

/s/ Peter F. Lyle	Director	February 14, 2018
Peter F. Lyle

/s/ Edwin B. Morris, III	Director	February 14, 2018
Edwin B. Morris, III

/s/ John Knox Singleton	Director	February 14, 2018
John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 14, 2018
Bruce D. Sullivan

/s/ Christann M. Vasquez	Director	February 14, 2018
Christann M. Vasquez

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

		Balance at Beginning of Period	Additions and Deductions		Uncollectible Accounts Written-off	Balance at End of Period
Description			Charged /(Credited) to Costs and Expenses	Charged to Other Accounts
2017	Accounts and notes receivable allowance	$148	$159	$—	$51	$256
2016	Accounts and notes receivable allowance	$179	$(21)	$—	$10	$148
2015	Accounts and notes receivable allowance	$465	$(194)	$—	$92	$179

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2017

(Dollars in thousands)

			Land (1)			Buildings, Improvements, Lease Intangibles and CIP (1)
Property Type	Number of Properties	State	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Personal Property	(2) (3) (5) Total Property	(1) (3) Accumulated Depreciation	(4) Encumbrances	Date Acquired	Date Constructed
Medical office/outpatient	193	AL, AZ, CA, CO, DC, FL, GA, HI, IA, IL, IN, LA, MD, MI, MN, MO, MS, NC, OH, OK, SC, SD, TN, TX, VA, WA	$190,813	$3,862	$194,675	$2,823,611	$502,564	$3,326,175	$4,193	$3,525,043	$835,768	$154,916	1993-2017	1906 -2015
Inpatient	6	CA, CO, MO, PA, TX	8,179	—	8,179	255,495	9,861	265,356	—	273,535	66,780	—	1994-2013	1986 -2013
Other	10	IA, MI, TN, TX, VA	2,992	73	3,065	66,440	7,143	73,583	600	77,248	26,032	—	1993-2015	1964 - 2015
Total Real Estate	209		201,984	3,935	205,919	3,145,546	519,568	3,665,114	4,793	3,875,826	928,580	154,916
Land Held for Develop.	—		20,123	—	20,123	—	—	—	—	20,123	239	—
Construction in Progress (5)	—		—	—	—	—	—	5,458	—	5,458	—	—
Corporate Property	—		—	—	—	—	—	—	5,603	5,603	4,401	—
Total Properties	209		$222,107	$3,935	$226,042	$3,145,546	$519,568	$3,670,572	$10,396	$3,907,010	$933,220	$154,916

(1)	Includes eight assets held for sale as of December 31, 2017 of approximately $68.4 million (gross) and accumulated depreciation of $35.8 million.

(2)	Total properties as of December 31, 2017 have an estimated aggregate total cost of $4.0 billion for federal income tax purposes.

(3)
Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 39.0 years, lease intangibles over to 2.1 to 99.0 years, personal property over 2.8 to 20.0 years, and land improvements over 5.0 to 39.0 years.

(4)	Includes unamortized premium of $2.7 million and unaccreted discount of $1.3 million and issuance costs of $0.9 million as of December 31, 2017.

(5)	Rollforward of Total Property and Accumulated Depreciation for the year ended December 31, 2017, 2016 and 2015 follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$3,633,993	$843,816	$3,382,680	$762,996	$3,271,536	$705,135
Additions during the period:
Real Estate acquired	322,616	4,206	239,265	3,898	183,478	3,048
Other improvements	59,442	135,807	70,595	121,592	47,985	111,625
Land held for development	—	74	—	26	500	26
Construction in Progress	14,598	—	35,596	—	19,024	—
Retirement/dispositions:
Real Estate	(123,639)	(50,683)	(94,143)	(44,696)	(139,741)	(56,838)
Land held for development	—	—	—	—	(102)	—
Ending Balance	$3,907,010	$933,220	$3,633,993	$843,816	$3,382,680	$762,996

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2017

The Company had no mortgage notes receivable outstanding as of December 31, 2017.

A rollforward of mortgage loans on real estate for the three years ended December 31, 2017 follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance at beginning of period	$—	$—	$1,900
Deductions during period:
Principal repayments and reductions (1)	—	—	(1,900)
	—	—	(1,900)
Balance at end of period	$—	$—	$—

(1)	Principal repayments for the year ended December 31, 2015 includes unscheduled principal reductions on the mortgage note of $1.9 million.