Form 10-Q
period 2018-03-31
HEALTHCARE REALTY TRUST INC
filed 2018-05-03
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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

As of April 27, 2018, the Registrant had 125,198,489 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Real estate properties:
Land	$201,090	$201,283
Buildings, improvements and lease intangibles	3,600,826	3,601,460
Personal property	10,205	10,314
Construction in progress	14,990	5,458
Land held for development	20,123	20,123
	3,847,234	3,838,638
Less accumulated depreciation and amortization	(924,304)	(897,430)
Total real estate properties, net	2,922,930	2,941,208
Cash and cash equivalents	3,796	6,215
Assets held for sale, net	36,118	33,147
Other assets, net	220,576	213,015
Total assets	$3,183,420	$3,193,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,306,951	$1,283,880
Accounts payable and accrued liabilities	62,318	70,995
Liabilities of properties held for sale	201	93
Other liabilities	49,402	48,734
Total liabilities	1,418,872	1,403,702
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 125,198 and 125,132 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,252	1,251
Additional paid-in capital	3,175,809	3,173,429
Accumulated other comprehensive loss	(639)	(1,299)
Cumulative net income attributable to common stockholders	1,027,528	1,018,348
Cumulative dividends	(2,439,402)	(2,401,846)
Total stockholders' equity	1,764,548	1,789,883
Total liabilities and stockholders' equity	$3,183,420	$3,193,585

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2018 and 2017
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES
Rental income	$110,229	$102,709
Other operating	1,895	1,935
	112,124	104,644
EXPENSES
Property operating	41,818	37,852
General and administrative	9,101	8,694
Acquisition and pursuit costs	277	586
Depreciation and amortization	39,573	34,452
Bad debts, net of recoveries	—	66
	90,769	81,650
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	—	23,408
Interest expense	(12,668)	(14,272)
Impairment of real estate asset	—	(323)
Interest and other income, net	493	38
	(12,175)	8,851
NET INCOME	$9,180	$31,845
BASIC EARNINGS PER COMMON SHARE:
Net income	$0.07	$0.28
DILUTED EARNINGS PER COMMON SHARE:
Net income	$0.07	$0.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	123,257	114,675
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	123,348	115,507
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.30	$0.30
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
NET INCOME	$9,180	$31,845
Other comprehensive income:
Interest rate swaps:
Reclassification adjustments for losses included in net income (interest expense)	147	43
Gains arising during the period on interest rate swaps	513	—
Total other comprehensive income	660	43
COMPREHENSIVE INCOME	$9,840	$31,888

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statement of Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2017	$1,251	$3,173,429	$(1,299)	$1,018,348	$(2,401,846)	$1,789,883
Issuance of common stock	—	239	—	—	—	239
Common stock redemptions	—	(680)	—	—	—	(680)
Share-based compensation	1	2,821	—	—	—	2,822
Net income	—	—	—	9,180	—	9,180
Reclassification adjustments for losses included in net income (interest expense)	—	—	147	—	—	147
Gains arising during the period on interest rate swaps	—	—	513	—	—	513
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(37,556)	(37,556)
Balance at March 31, 2018	$1,252	$3,175,809	$(639)	$1,027,528	$(2,439,402)	$1,764,548
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$9,180	$31,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,573	34,452
Other amortization	584	1,351
Share-based compensation	2,822	2,614
Amortization of straight-line rent receivable	(1,722)	(1,751)
Amortization of straight-line rent liability	384	156
Gain on sales of real estate assets	—	(23,408)
Impairment of real estate assets	—	323
Equity in losses from unconsolidated joint ventures	10	—
Distributions from unconsolidated joint ventures	37	—
Provision for bad debts, net	—	66
Changes in operating assets and liabilities:
Other assets	(4,193)	(1,662)
Accounts payable and accrued liabilities	(6,949)	(14,633)
Other liabilities	1,094	19
Net cash provided by operating activities	40,820	29,372
INVESTING ACTIVITIES
Acquisitions of real estate	(1,756)	(14,143)
Development of real estate	(7,573)	(2,804)
Additional long-lived assets	(16,764)	(18,997)
Proceeds from sales of real estate	—	79,747
Proceeds from notes receivable repayments	5	3
Net cash provided by (used in) investing activities	(26,088)	43,806
FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	24,000	15,000
Repayments of notes and bonds payable	(1,154)	(1,032)
Dividends paid	(37,556)	(34,937)
Net proceeds from issuance of common stock	236	791
Common stock redemptions	(2,633)	(1,125)
Debt issuance and assumption costs	(44)	—
Net cash used in financing activities	(17,151)	(21,303)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,419)	51,875
Cash, cash equivalents and restricted cash at beginning of period	6,215	54,507
Cash, cash equivalents and restricted cash at end of period	$3,796	$106,382

Supplemental Cash Flow Information:
Interest paid	$3,899	$14,536
Invoices accrued for construction, tenant improvements and other capitalized costs	$8,592	$11,394
Capitalized interest	$186	$237
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of March 31, 2018, the Company had gross investments of approximately $3.8 billion in 196 real estate properties located in 27 states totaling approximately 14.5 million square feet. The Company provided leasing and property management services to approximately 10.9 million square feet nationwide.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017. All material intercompany transactions and balances have been eliminated in consolidation.

This interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2018 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Revenue from Contracts with Customers (Topic 606)
The Company recognizes certain revenue under the core principle of Topic 606, as described under new accounting pronouncements. This requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the Company applies the five step model specified in the guidance. See the New Accounting Pronouncements section below for additional information.

Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statement of Income in the Other operating line item. This line item includes parking income, rental lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

(in thousands)	For the Three Months Ended
Type of Revenue	March 31, 2018	March 31, 2017
Parking income	$1,626	$1,568
Rental lease guaranty	175	224
Management fee income	68	99
Miscellaneous	26	44
	$1,895	$1,935

The Company’s three major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time and the Company recognizes revenue monthly based on this principle.
Reclassifications
Condensed Consolidated Statements of Income
Certain reclassifications have been made on the Company's Condensed Consolidated Statements of Income. After the adoption of Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," the Company's dispositions have not met the updated definition to be reported as a discontinued operations. The Company had some residual impact from properties that were identified as a discontinued operation prior to the adoption of ASU 2014-08 that was reported as discontinued operations. These amounts are considered immaterial and have been reclassified for the prior year presentation on the Company's Consolidated Statements of Income.

	For the Three Months Ended March 31, 2017
(in thousands)	As Previously Reported	As Reclassified
EXPENSES
Property operating expense	$37,834	$37,852
OTHER INCOME (EXPENSE)
Gain on sales of properties	23,403	23,408

INCOME FROM CONTINUING OPERATIONS	$31,858	$31,845

DISCONTINUED OPERATIONS
Loss from discontinued operations	$(18)	$—
Gain on sales of properties	5	—
LOSS FROM DISCONTINUED OPERATIONS	$(13)	$—

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

The Company adopted this standard by using the full retrospective adoption method beginning on January 1, 2018. The Company's revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the adoption of this standard did not have a material impact on the timing and measurement of the Company's leasing revenues. The Company has identified that parking income, rental lease guaranty income and management fee income are within the scope of Topic 606. However, these items were determined to have the same pattern of revenue recognition that the Company had historically recognized. The Company reclassified these amounts along with all other items that are accounted for within the scope of Topic 606 into the Other operating line item on the Company's Consolidated Statements of Income. This line item historically contained the revenue associated with rental lease guaranty income, management fee income and other non-lease revenue. The Company reclassified parking income from rental income to other operating income.

The following table represents the impact of the adoption of this standard on the Company's Consolidated Statements of Income for the period ended March 31, 2017:

	For the Three Months Ended March 31, 2017
(in thousands)	As Reported	As Reclassified
REVENUES
Rental income	$104,088	$102,709
Other operating	481	1,935
	$104,569	$104,644

OTHER INCOME (EXPENSE)
Interest and other income, net	$113	$38

NET INCOME	$31,845	$31,845

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

Accounting Standards Update No. 2017-05
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets." This update defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of nonfinancial assets to joint ventures. This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The adoption of this standard did not have a material impact to the Consolidated Financial Statements and related notes.

Accounting Standards Update No. 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation - Scope of Modification Accounting." This update provides guidance about which changes to the terms and conditions of share-based awards require an entity to apply modification accounting in Topic 718. This standard is effective for the Company for the annual and interim periods beginning after December 15, 2017 with early adoption permitted. The adoption of this standard did not have a material impact to the Consolidated Financial Statements and related notes.

Note 2. Real Estate Investments

Subsequent Disposition
In October 2017, the Company received notice that a tenant exercised a purchase option on seven properties, comprised of five single-tenant net leased buildings and two multi-tenanted buildings, covered by one purchase option. These properties were classified as held for sale upon receiving notice of the exercise of the purchase option. The Company's aggregate net book value for these properties was approximately $23.9 million at March 31, 2018. On April 26, 2018, these properties were sold with a stated purchase price of approximately $46.2 million, pursuant to the terms of the purchase option.

Assets Held for Sale
At March 31, 2018 and December 31, 2017, the Company had 13 and eight properties classified as held for sale, respectively. In March 2018, the Company reclassified five single-tenant net leased properties totaling 121,672 square feet and located in Michigan to held for sale in connection with management's decision to sell the properties. The Company expects to close the sale of these properties by the end of the second quarter of 2018. The table below reflects the assets and liabilities of the properties classified as held for sale as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Balance Sheet data:
Land	$4,829	$4,636
Buildings, improvements and lease intangibles	76,387	63,654
Personal property	265	82
	81,481	68,372
Accumulated depreciation	(45,458)	(35,790)
Real estate assets held for sale, net	36,023	32,582
Other assets, net (including receivables)	95	565
Assets held for sale, net	$36,118	$33,147

Accounts payable and accrued liabilities	$105	$38
Other liabilities	96	55
Liabilities of properties held for sale	$201	$93

Note 3. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		March 31, 2018	December 31, 2017	March 31, 2018
Unsecured Credit Facility	7/20	$213,000	$189,000	2.88%
Unsecured Term Loan Facility, net of issuance costs (1)	12/22	149,030	148,994	3.23%
Senior Notes due 2023, net of discount and issuance costs	4/23	247,806	247,703	3.95%
Senior Notes due 2025, net of discount and issuance costs (2)	5/25	248,101	248,044	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	294,869	294,757	3.84%
Mortgage notes payable, net of discounts and issuance costs and including premiums	12/18-5/40	154,145	155,382	4.82%
		$1,306,951	$1,283,880

______

(1)
The effective interest rate includes the impact of interest rate swaps on $25.0 million and $50.0 million of the outstanding balance at a rate of 2.18% and 2.46%, respectively (plus the applicable margin rate, currently 110 basis points).

(2)
The effective interest rate includes the impact of the $1.7 million settlement of a forward-starting interest rate swap that is included in accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets.

Note 4. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

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

During the three months ended March 31, 2018, the Company entered into two interest rate derivatives totaling $50.0 million. As of March 31, 2018, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Derivative Instrument	Number of Instruments	Notional (in millions)
Interest rate swaps	4	$75.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of March 31, 2018.

	Asset Derivatives
	Balance at March 31, 2018
(Dollars in thousands)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other Assets	$551
Total derivatives designated as hedging instruments		$551

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) as of March 31, 2018 related to the Company's outstanding interest rate swaps.

	Amount of Gain Recognized in OCI on Derivative		Amount of Loss Reclassified from OCI into Income
(Dollars in thousands)	2018		2018	2017
Interest rate products	$513	Interest expense	$105	$—
Settled interest rate swaps	—	Interest expense	42	43
	$513	Total interest expense	$147	$43

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

Redevelopment Activity
The Company is redeveloping a medical office building in Charlotte, North Carolina, which includes a 38,000 square foot vertical expansion. As of March 31, 2018, the Company has funded approximately $5.0 million on the redevelopment of this property. The project is expected to be completed in the first quarter of 2019.

Development Activity
The Company began the development of a 151,000 square foot medical office building in Seattle, Washington during 2017. As of March 31, 2018, the Company has funded approximately $10.3 million on the development. The Company expects the project to be completed in the second quarter of 2019.

Note 6. Stockholders' Equity

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2018 and the year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Balance, beginning of period	125,131,593	116,416,900
Issuance of common stock	11,158	8,395,607
Nonvested share-based awards, net of withheld shares	55,566	319,086
Balance, end of period	125,198,317	125,131,593

At-The-Market Equity Offering Program
No shares were sold under this program during the three months ended March 31, 2018. The Company had 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of April 27, 2018.

Common Stock Dividends
During the three months ended March 31, 2018, the Company declared and paid common stock dividends totaling $0.30 per share. On May 1, 2018, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on May 31, 2018 to stockholders of record on May 16, 2018.

Accumulated Other Comprehensive Loss
During the three months ended March 31, 2018, the Company entered into two interest rate swaps to hedge the variable cash flows associated with variable-rate debt. As of March 31, 2018, the Company had four outstanding interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. The Company continues to amortize the 2015 settlement of forward-starting interest rate swaps. This amount will be reclassified out of accumulated other comprehensive loss impacting net income over the 10-year term of the associated senior note issuance. See Note 4 for more information regarding the Company's derivative instruments.

The following table represents the changes in balances of each component and the amounts reclassified out of accumulated other comprehensive loss related to the Company during the three months ended March 31, 2018 and 2017:

	Forward-starting Interest Rate Swaps
(Dollars in thousands)	2018	2017
Beginning balance	$(1,299)	$(1,401)
Gains arising during the period related to active interest rate swaps	513	—
Amounts reclassified from accumulated other comprehensive loss	147	43
Net accumulated other comprehensive income	660	43
Ending balance	$(639)	$(1,358)

The following table represents the details regarding the reclassifications from Accumulated other comprehensive income (loss) during the year ended March 31, 2018:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
(Dollars in thousands)
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$42	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	105	Interest Expense
	$147

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. Nonvested share-based awards containing non-forfeitable rights to dividends are considered participating securities pursuant to the two-class method. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	125,167,128	116,470,836
Nonvested shares	(1,909,777)	(1,795,752)
Weighted average Common Shares outstanding—Basic	123,257,351	114,675,084
Weighted average Common Shares outstanding—Basic	123,257,351	114,675,084
Dilutive effect of nonvested share-based awards	—	725,346
Dilutive effect of employee stock purchase plan	90,330	106,572
Weighted average Common Shares outstanding—Diluted	123,347,681	115,507,002
Net Income	$9,180	$31,845
Dividends paid on nonvested share-based awards	(579)	—
Net income applicable to common stockholders	$8,601	$31,845
Basic Earnings Per Common Share
Net income	$0.07	$0.28
Diluted Earnings Per Common Share
Net income	$0.07	$0.28

Incentive Plans
A summary of the activity under the Company's share-based incentive plans for the three months ended March 31, 2018 and 2017 is included in the table below.

	Three Months Ended March 31,
	2018	2017
Share-based awards, beginning of period	1,907,645	1,786,497
Granted	76,762	80,384
Vested	(54,065)	(52,842)
Share-based awards, end of period	1,930,342	1,814,039

During the three months ended March 31, 2018 and 2017, the Company withheld 21,196 and 16,581 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

In addition to the share-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three months ended March 31, 2018 and 2017 is included in the table below.

	Three Months Ended March 31,
	2018	2017
Outstanding and exercisable, beginning of period	318,100	316,321
Granted	203,836	206,824
Exercised	(8,835)	(11,435)
Forfeited	(10,580)	(13,782)
Expired	(135,790)	(132,310)
Outstanding and exercisable, end of period	366,731	365,618

Note 7. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

Cash, cash equivalents and restricted cash - The carrying amount approximates fair value due to the short term maturity of these investments.

Borrowings under the unsecured credit facility due 2020 and unsecured term loan facility due 2022 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.

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

The table below details the fair values and carrying values for notes and bonds payable at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,307.0	$1,277.6	$1,283.9	$1,269.7
______

(1)	Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2017.

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants and sponsors, borrowings under the Company's unsecured credit facility due 2020, proceeds from the sales of real estate properties and proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service through cash on hand and restricted cash, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.5 billion at March 31, 2018, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2018 were approximately $26.1 million.
Capital items funded during the three months ended March 31, 2018 primarily include the following:

(Dollars in millions)	Three Months Ended March 31, 2018
Redevelopment and development	$12.7
1st generation tenant improvements & planned capital expenditures for acquisitions	1.2
2nd generation tenant improvements	5.9
Capital expenditures	4.1
Total capital funding	$23.9
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2018 were approximately $17.2 million. Inflows from equity related to the Company's common stock issuances, dividend reinvestment program, and employee stock purchase plan and net borrowings totaled $24.2 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $41.4 million primarily associated with dividends paid to common stockholders. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Operating Activities
Cash flows provided by operating activities increased from $29.4 million for the three months ended March 31, 2017 to $40.8 million for the three months ended March 31, 2018. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.

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

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, below are some of the factors and trends that management believes may impact future operations of the Company.

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 486 leases totaling 1.6 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2018. Approximately 89% of the leases expiring in 2018 are located in buildings on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first three months of the year has been within this range.

Property Operating Agreement Expirations
One of the Company’s owned real estate properties as of March 31, 2018 was covered under a property operating agreement between the Company and a sponsoring health system. This agreement contractually obligates the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. This agreement expires in February 2019. The Company recognized $0.2 million in property operating guaranty revenue during the first quarter of 2018 related to this agreement.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2018, leases for 87% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 55% allowing recovery of all expenses.

Purchase Options
Additional information about the Company's unexercised purchase options (except as otherwise noted) and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

		Gross Real Estate Investment as of March 31, 2018
Year Exercisable	Number of Properties	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current	4	$95,150	$—	$95,150
2019	1	21,355	—	21,355
2020	—	—	—	—
2021	1	—	14,984	14,984
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	5	18,883	221,929	240,812
2026	—	—	—	—
2027	—	—	—	—
2028 and thereafter	5	145,482	—	145,482
Total	16	$280,870	$236,913	$517,783
_____

(1)	The purchase option price includes a fair market value component that is determined by an appraisal process.

(2)
Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 17% greater than the Company's current gross investment.

In October 2017, the Company received notice that a tenant exercised a purchase option on seven properties, comprised of five single-tenant net leased buildings and two multi-tenant buildings, covered by one purchase option. The Company's aggregate net book value for these properties was $23.9 million at March 31, 2018. The Company recognized net operating income of approximately $1.5 million for the three months ended March 31, 2018 from these properties. On April 26, 2018, these properties were sold with a stated purchase price of approximately $46.2 million, pursuant to the terms of the purchase option.
Other Potential Dispositions
In March 2018, the Company reclassified five skilled nursing facilities to held for sale. The net investment in these properties was $3.4 million, and the Company recognized net operating income of $0.6 million in the quarter related to these properties. The Company has executed a letter of intent to sell the buildings for $9.5 million to an owner/operator and expects to close by the end of the second quarter of 2018. The Company was previously under contract to sell the properties to a different buyer. However, that contract was terminated, and the Company recognized $0.5 million of income related to earnest money the buyer forfeited in the first quarter of 2018.

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

The table below reconciles net income to FFO, Normalized FFO and FAD for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2018	2017
Net Income	$9,180	$31,845
Gain on sales of real estate assets	—	(23,408)
Impairments of real estate assets	—	323
Real estate depreciation and amortization	40,003	35,555
Total adjustments	40,003	12,470
Funds from Operations Attributable to Common Stockholders	$49,183	$44,315
Acquisition and pursuit costs (1)	277	586
Forfeited earnest money received	(466)	—
Normalized Funds from Operations Attributable to Common Stockholders	$48,994	$44,901
Non-real estate depreciation and amortization	1,466	1,355
Provision for bad debt, net	—	66
Straight-line rent, net	(1,330)	(1,595)
Stock-based compensation	2,822	2,614
Total non-cash items	2,958	2,440
2nd generation TI	(5,867)	(5,277)
Leasing commissions paid	(1,851)	(1,584)
Capital additions	(4,184)	(2,520)
Funds Available for Distribution	$40,050	$37,960
Funds from Operations per Common Share—Diluted	$0.40	$0.38
Normalized Funds from Operations per Common Share—Diluted	$0.40	$0.39
FFO weighted average common shares outstanding - Diluted (2)	123,984	115,507
_____

(1)	Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.

(2)	Diluted weighted average common shares outstanding for the three months ended March 31, 2018 includes the dilutive effect of nonvested share-based awards outstanding of 635,872.

Cash Net Operating Income ("NOI") and Same Store Cash NOI
Cash NOI and Same Store Cash NOI are key performance indicators. Management considers these to be supplemental measures that allow investors, analysts and Company management to measure unlevered property-level operating results. The Company defines cash NOI as rental income and property lease guaranty income less property operating expenses. Cash NOI excludes non-cash items such as above and below market lease intangibles straight-line rent, lease inducements, lease terminations, tenant improvement amortization and leasing commission amortization. Cash NOI is historical and not necessarily indicative of future results.

Same Store Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented and include redevelopment projects. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, and development conversions. In addition, the Company excludes properties that meet any of the following Company-defined criteria to be included in the reposition property group:

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

The following table reflects the Company's same store cash NOI for the three months ended March 31, 2018 and 2017.

			Same Store Cash NOI for the
			Three Months Ended March 31,
(Dollars in thousands)	Number of Properties	Gross Investment at March 31, 2018	2018	2017
Multi-tenant Properties	143	$2,708,228	$48,548	$47,649
Single-tenant Net Lease Properties	14	473,636	10,685	10,465
Total	157	$3,181,864	$59,233	$58,114

The following tables reconcile net income to same store NOI and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store Cash NOI:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net income	$9,180	$31,845
Other income (expense)	12,175	(8,851)
General and administrative expense	9,101	8,694
Depreciation and amortization expense	39,573	34,452
Other expenses (1)	1,968	1,979
Straight-line rent revenue	(1,722)	(1,751)
Other revenue (2)	(1,438)	(785)
Cash NOI	68,837	65,583
Cash NOI not included in same store	(9,604)	(7,469)
Same store cash NOI	$59,233	$58,114

_____

(1)	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.

(2)
Includes management fee income, interest, mortgage interest income, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Property Count:

Property Count as of March 31, 2018
Same Store Properties	157
Acquisitions	24
Development Conversion	2
Reposition	13
Total Owned Real Estate Properties	196

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The Company’s results of operations for the three months ended March 31, 2018 compared to the same period in 2017 were impacted by acquisitions, developments, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $7.5 million, or 7.1%, to approximately $112.1 million for the three months ended March 31, 2018 compared to $104.6 million in the prior year period and is comprised of the following:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Property operating	$95,294	$86,682	$8,612	9.9%
Single-tenant net lease	13,213	14,276	(1,063)	(7.4)%
Straight-line rent	1,722	1,751	(29)	(1.7)%
Rental income	110,229	102,709	7,520	7.3%
Other operating	1,895	1,935	(40)	(2.1)%
Total Revenues	$112,124	$104,644	$7,480	7.1%

Property operating revenue increased $8.6 million, or 9.9%, from the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 contributed $6.6 million.

•	Leasing activity including contractual rent increases contributed $2.8 million.

•	Dispositions in 2017 resulted in a decrease of $0.8 million.

Single-tenant net lease revenue decreased $1.1 million, or 7.4%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2017 resulted in a decrease of $1.6 million.

•	Acquisitions in 2017 resulted in an increase of $0.3 million.

•	Leasing activity including contractual rent increases contributed $0.2 million.

Straight-line rent decreased 1.7% from the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 resulted in an increase of $0.3 million.

•	Dispositions in 2017 resulted in a decrease of $0.3 million.

Expenses
Property operating expenses increased $4.0 million, or 10.5%, for the three months ended March 31, 2018 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 resulted in an increase of $2.8 million.

•	Increases in portfolio operating expenses as follows:

◦	property tax of approximately $0.2 million;

◦	maintenance and repair expense of approximately $0.5 million;

◦	utilities expense of approximately $0.2 million;

◦	janitorial expense of approximately $0.2 million;

◦	compensation-related expenses of approximately $0.3 million; and

◦	other expenses of $0.1 million.

•	Dispositions in 2017 resulted in a decrease of $0.3 million.

General and administrative expenses increased approximately $0.4 million, or 4.7%, for the three months ended March 31, 2018 compared to the prior year period primarily as a result of the following activity:

•	Increase in performance-based compensation expense of $0.1 million.

•	Increase in payroll compensation of $0.1 million.

•	Increase in professional fees and other administrative costs of $0.2 million.

Depreciation and amortization expense increased $5.1 million, or 14.9%, for the three months ended March 31, 2018 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 resulted in an increase of $4.7 million.

•	Various building and tenant improvement expenditures resulted in an increase of $3.0 million.

•	Dispositions in 2017 resulted in a decrease of $0.9 million.

•	Assets that became fully depreciated resulted in a decrease of $1.2 million.

•	Reclassifications to held for sale in 2017 resulted in a decrease of $0.5 million.

Other income (expense)
In the first quarter of 2017, the Company recorded gains of approximately $23.4 million on the sale of five properties and an impairment charge of approximately $0.3 million for one property. There were no such transactions in the first quarter of 2018.
In the first quarter of 2018, the Company recorded $0.5 million of other income related to the termination fee of a purchase and sale agreement.
Interest expense decreased $1.6 million for the three months ended March 31, 2018 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Contractual interest	$12,208	$13,803	$(1,595)	(11.6)%
Net discount/premium accretion	(1)	52	(53)	(101.9)%
Deferred financing costs amortization	605	611	(6)	(1.0)%
Interest rate swap amortization	42	43	(1)	(2.3)%
Interest cost capitalization	(186)	(237)	51	(21.5)%
Total interest expense	$12,668	$14,272	$(1,604)	(11.2)%

Contractual interest expense decreased $1.6 million primarily due to the following activity:

•	The Senior Notes due 2021 were repaid in the fourth quarter of 2017 and accounted for a decrease of $5.7 million.

•	The Senior Notes due 2028 were issued in the fourth quarter of 2017 and accounted for an increase of $2.7 million.

•	Unsecured Credit Facility balance and interest rate increases accounted for an increase of approximately $0.7 million.

•	Unsecured Term Loan rate increase accounted for an increase of $0.4 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $0.4 million.

•	Mortgage notes repayments accounted for a decrease of approximately $0.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2018, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2018, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	20,687	$32.12	—	—
February 1 - February 28	509	29.36	—	—
March 1 - March 31	—	—	—	—
Total	21,196

Authorized Repurchases of Equity Securities by the Issuer
On May 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. As of the date of this report, the Company has not repurchased any shares of its common stock.

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (2)

Exhibit 4.1	Specimen Stock Certificate (3)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Branch Banking and Trust Company, as trustee (as successor to the trustee named therein) (4)

Exhibit 4.3	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(5)

Exhibit 4.4	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.5	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(6)

Exhibit 4.6	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto) (6)

Exhibit 4.7	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Branch Banking and Trust Company, as Trustee. (7)

Exhibit 4.8	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.11 hereto). (7)

Exhibit 10.1	Amendment No. 1, dated February 13, 2018, to Healthcare Realty Trust Incorporated 2000 Employees Stock Purchase Plan (filed herewith).

Exhibit 11	Statement re: Computation of per share earnings (filed herewith in Note 6 to the Condensed Consolidated Financial Statements)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	XBRL Instance Document (furnished electronically herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
_______________

(1)	Filed as an exhibit to the Company's Form 8-K filed May 5, 2017 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) filed April 2, 1993 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed December 11, 2017 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	May 3, 2018