Form 10-Q
period 2018-06-30
HEALTHCARE REALTY TRUST INC
filed 2018-08-02
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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

As of July 27, 2018, the Registrant had 125,232,465 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Real estate properties:
Land	$214,755	$201,283
Buildings, improvements and lease intangibles	3,668,938	3,601,460
Personal property	10,355	10,314
Construction in progress	23,102	5,458
Land held for development	24,633	20,123
	3,941,783	3,838,638
Less accumulated depreciation and amortization	(959,732)	(897,430)
Total real estate properties, net	2,982,051	2,941,208
Cash and cash equivalents	7,414	6,215
Assets held for sale, net	8,788	33,147
Other assets, net	216,437	213,015
Total assets	$3,214,690	$3,193,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,335,732	$1,283,880
Accounts payable and accrued liabilities	66,490	70,995
Liabilities of properties held for sale	340	93
Other liabilities	44,072	48,734
Total liabilities	1,446,634	1,403,702
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 125,234 and 125,132 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,252	1,251
Additional paid-in capital	3,178,514	3,173,429
Accumulated other comprehensive income (loss)	5	(1,299)
Cumulative net income attributable to common stockholders	1,065,256	1,018,348
Cumulative dividends	(2,476,971)	(2,401,846)
Total stockholders' equity	1,768,056	1,789,883
Total liabilities and stockholders' equity	$3,214,690	$3,193,585

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2018 and 2017
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Rental income	$109,566	$103,384	$219,795	$206,093
Other operating	2,068	1,934	3,963	3,869
	111,634	105,318	223,758	209,962
EXPENSES
Property operating	41,737	38,184	83,556	76,035
General and administrative	8,373	8,005	17,473	16,699
Acquisition and pursuit costs	120	785	397	1,371
Depreciation and amortization	40,130	34,823	79,703	69,274
Bad debts, net of recoveries	104	105	104	171
	90,464	81,902	181,233	163,550
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	29,590	16,124	29,590	39,532
Interest expense	(13,069)	(14,315)	(25,737)	(28,587)
Impairment of real estate assets	—	(5)	—	(328)
Interest and other income, net	38	4	530	41
	16,559	1,808	4,383	10,658
NET INCOME	$37,729	$25,224	$46,908	$57,070
Basic earnings per common share - Net income	$0.30	$0.22	$0.37	$0.50
Diluted earnings per common share - Net income	$0.30	$0.22	$0.37	$0.49
Weighted average common shares outstanding - basic	123,285	114,721	123,271	114,698
Weighted average common shares outstanding - diluted	123,321	115,674	123,324	115,597
Dividends declared, per common share, during the period	$0.30	$0.30	$0.60	$0.60
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$37,729	$25,224	$46,908	$57,070
Other comprehensive income:
Interest rate swaps:
Reclassification adjustments for losses included in net income (interest expense)	127	42	274	85
Gains arising during the period on interest rate swaps	517	—	1,030	—
Total other comprehensive income	644	42	1,304	85
COMPREHENSIVE INCOME	$38,373	$25,266	$48,212	$57,155

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statement of Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2017	$1,251	$3,173,429	$(1,299)	$1,018,348	$(2,401,846)	$1,789,883
Issuance of common stock	—	351	—	—	—	351
Common stock redemptions	—	(680)	—	—	—	(680)
Share-based compensation	1	5,414	—	—	—	5,415
Net income	—	—	—	46,908	—	46,908
Reclassification adjustments for losses included in net income (interest expense)	—	—	274	—	—	274
Gains arising during the period on interest rate swaps	—	—	1,030	—	—	1,030
Dividends to common stockholders ($0.60 per share)	—	—	—	—	(75,125)	(75,125)
Balance at June 30, 2018	$1,252	$3,178,514	$5	$1,065,256	$(2,476,971)	$1,768,056
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$46,908	$57,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,703	69,274
Other amortization	1,344	2,230
Share-based compensation	5,415	5,067
Amortization of straight-line rent receivable	(2,797)	(3,534)
Amortization of straight-line rent liability	766	316
Gain on sales of real estate assets	(29,590)	(39,532)
Impairment of real estate assets	—	328
Equity in losses from unconsolidated joint ventures	2	—
Distributions from unconsolidated joint ventures	99	—
Provision for bad debts, net	104	171
Changes in operating assets and liabilities:
Other assets	(778)	536
Accounts payable and accrued liabilities	(4,227)	(10,236)
Other liabilities	279	2,281
Net cash provided by operating activities	97,228	83,971
INVESTING ACTIVITIES
Acquisitions of real estate	(62,977)	(53,536)
Development of real estate	(16,377)	(10,098)
Additional long-lived assets	(37,592)	(36,329)
Proceeds from sales of real estate	55,001	117,010
Proceeds from notes receivable repayments	8	10
Net cash provided by (used in) investing activities	(61,937)	17,057
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	46,000	(72,000)
Repayments of notes and bonds payable	(2,556)	(2,249)
Dividends paid	(75,125)	(69,898)
Net proceeds from issuance of common stock	347	1,005
Common stock redemptions	(2,633)	(1,125)
Debt issuance and assumption costs	(125)	(84)
Net cash used in financing activities	(34,092)	(144,351)
Increase (decrease) in cash, cash equivalents and restricted cash	1,199	(43,323)
Cash, cash equivalents and restricted cash at beginning of period	6,215	54,507
Cash, cash equivalents and restricted cash at end of period	$7,414	$11,184

Supplemental Cash Flow Information:
Interest paid	$18,706	$27,570
Invoices accrued for construction, tenant improvements and other capitalized costs	$9,877	$6,355
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$7,995	$12,460
Capitalized interest	$471	$484
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of June 30, 2018, the Company had gross investments of approximately $3.9 billion in 201 real estate properties located in 27 states totaling approximately 14.9 million square feet. The Company provided leasing and property management services to approximately 11.2 million square feet nationwide.

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
Revenue from Contracts with Customers (Topic 606)
The Company recognizes certain revenue under the core principle of Topic 606. This requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the Company applies the five step model specified in the guidance. See the New Accounting Pronouncements section below for additional information.

Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, rental lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

(in thousands)	For the Three Months Ended		For the Six Months Ended
Type of Revenue	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Parking income	$1,819	$1,669	$3,445	$3,238
Rental lease guaranty	146	153	321	377
Management fee income	69	68	137	167
Miscellaneous	34	44	60	87
	$2,068	$1,934	$3,963	$3,869

The Company’s three major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time and the Company recognizes revenue monthly based on this principle.

Reclassifications
Condensed Consolidated Statements of Income
Certain reclassifications have been made on the Company's Condensed Consolidated Statements of Income. After the adoption of Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," the Company's dispositions have not met the updated definition to be reported as discontinued operations. The Company had some residual impact from properties that were identified as discontinued operations prior to the adoption of ASU 2014-08. These amounts are considered immaterial and have been reclassified for the prior year presentation on the Company's Condensed Consolidated Statements of Income.

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
(in thousands)	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
EXPENSES
Property operating expense	$38,184	$38,184	$76,018	$76,035
OTHER INCOME (EXPENSE)
Gain on sales of properties	16,124	16,124	39,527	39,532

INCOME FROM CONTINUING OPERATIONS	$25,224	$25,224	$57,082	$57,070

DISCONTINUED OPERATIONS
Loss from discontinued operations	$—	$—	$(17)	$—
Gain on sales of properties	—	—	5	—
LOSS FROM DISCONTINUED OPERATIONS	$—	$—	$(12)	$—

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

The Company adopted this standard by using the full retrospective adoption method beginning on January 1, 2018. The Company's revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the adoption of this standard did not have a material impact on the timing and measurement of the Company's leasing revenues. The Company has determined that parking income, rental lease guaranty income and management fee income are within the scope of Topic 606. However, these items were determined to have the same pattern of revenue recognition that the Company had historically recognized. The Company reclassified these amounts along with all other items that are accounted for within the scope of Topic 606 into the Other operating line item on the Company's Condensed Consolidated Statements of Income. This line item historically contained the revenue associated with rental lease guaranty income, management fee income and other non-lease revenue. The Company reclassified parking income from rental income to other operating income.

The following table represents the impact of the adoption of this standard on the Company's Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017:

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
(in thousands)	As Reported	As Reclassified	As Reported	As Reclassified
REVENUES
Rental income	$104,869	$103,384	$208,957	$206,093
Other operating	376	1,934	857	3,869
	$105,245	$105,318	$209,814	$209,962

OTHER INCOME (EXPENSE)
Interest and other income, net	$77	$4	$189	$41

NET INCOME	$25,224	$25,224	$57,070	$57,070

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

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is continuing to evaluate the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes.

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

Accounting Standards Update No. 2017-05
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets." This update defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exceptions to the financial asset derecognition model and clarifies the accounting for contributions of nonfinancial assets to joint ventures. This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The adoption of this standard did not have a material impact to the Consolidated Financial Statements and related notes.

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

Note 2. Real Estate Investments

2018 Acquisitions
The following table details the Company's acquisitions for the six months ended June 30, 2018:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed (2)	Cash Consideration(3)	Real Estate	Other (4)	Square Footage (Unaudited)
Seattle, Washington	MOB	5/4/18	$7.8	$—	$7.8	$7.8	$—	13,314
Denver, Colorado (5)	MOB, OFC	5/18/18	25.0	(8.0)	16.6	25.1	(0.4)	187,861
Oklahoma City, Oklahoma	MOB	5/21/18	11.4	—	11.4	11.5	(0.1)	82,647
Seattle, Washington	MOB	6/29/18	26.2	—	26.2	26.7	(0.5)	86,942
			$70.4	$(8.0)	$62.0	$71.1	$(1.0)	370,764
______

(1)	MOB = medical office building; OFC = office

(2)	The mortgage note payable assumed in the acquisition does not reflect the fair value adjustments totaling $0.1 million recorded by the Company upon acquisition (included in Other).

(3)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(4)	Includes other assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

(5)	Includes two properties.

2018 Dispositions
The following table details the Company's dispositions for the six months ended June 30, 2018:

(Dollars in millions)	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Gain	Square Footage (Unaudited)
Virginia (2) (3)	MOB, OFC	4/26/18	$46.2	$—	$46.2	$23.9	$22.3	460,881
Michigan (2) (4)	SNF	6/27/18	9.5	(0.7)	8.8	3.4	5.4	121,672
Total dispositions			$55.7	$(0.7)	$55.0	$27.3	$27.7	582,553
______

(1)	MOB = medical office building; OFC = office; SNF = skilled nursing facility

(2)	Previously classified as held for sale.

(3)	Includes seven properties, comprised of five single-tenant net lease buildings and two multi-tenant buildings. These buildings were sold pursuant to the exercise of a fixed-price purchase option.

(4)	Includes five skilled nursing facilities. Sales price includes $0.5 million of forfeited earnest money from a prior terminated transaction.

Non-monetary Exchange
On June 29, 2018, the Company completed the swap of a non-revenue producing garage that was built by the Company in 2012 located in Denver, Colorado for 20.5 acres of land adjacent to the Catholic Health Initiative’s St. Anthony Hospital campus. A portion of this land, approximately 4.6 acres, has been allocated to an existing medical office building that was developed by the Company in 2017. This building was previously ground leased from the hospital. The remaining land has been recorded in land held for development. The land acquired was appraised for $5.8 million. The Company had a net investment of $3.9 million in the parking garage and recognized a gain of $1.9 million in connection with this transaction.

Assets Held for Sale
As of December 31, 2017, the Company had eight properties classified as held for sale. The following changes to assets held for sale have occurred during 2018:

•	The Company reclassified five single-tenant net leased properties to held for sale as of March 31, 2018, resulting in a end of period balance of 13 properties classified as held for sale.

•
In April 2018, the Company sold seven properties, comprised of five single-tenant net leased properties and two multi-tenanted properties. The Company recognized a gain on disposition of approximately $22.3 million.

•	In June 2018, the Company sold five single-tenant net leased properties. The Company recognized a gain on disposition of approximately $5.4 million.

As of June 30, 2018, the Company had one property remaining classified as held for sale.

The table below reflects the assets and liabilities of the properties classified as held for sale as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Balance Sheet data:
Land	$1,125	$4,636
Buildings, improvements and lease intangibles	18,231	63,654
Personal property	—	82
	19,356	68,372
Accumulated depreciation	(10,657)	(35,790)
Real estate assets held for sale, net	8,699	32,582
Other assets, net (including receivables)	89	565
Assets held for sale, net	$8,788	$33,147

Accounts payable and accrued liabilities	$340	$38
Other liabilities	—	55
Liabilities of properties held for sale	$340	$93

Note 3. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		June 30, 2018	December 31, 2017	June 30, 2018
Unsecured Credit Facility	7/20	$235,000	$189,000	3.09%
Unsecured Term Loan Facility, net of issuance costs (1)	12/22	149,081	148,994	3.33%
Senior Notes due 2023, net of discount and issuance costs	4/23	247,909	247,703	3.95%
Senior Notes due 2025, net of discount and issuance costs (2)	5/25	248,160	248,044	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	294,977	294,757	3.84%
Mortgage notes payable, net of discounts and issuance costs and including premiums	12/18-5/40	160,605	155,382	4.83%
		$1,335,732	$1,283,880

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income (Loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of June 30, 2018, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Derivative Instrument	Number of Instruments	Notional Amount (in millions)
Interest rate swaps	4	$75.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of June 30, 2018.

	Asset Derivatives
	Balance at June 30, 2018
(Dollars in thousands)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other Assets	$1,152
Total derivatives designated as hedging instruments		$1,152

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) ("OCI") during the six months ended June 30, 2018 and 2017 related to the Company's outstanding interest rate swaps.

	Amount of Gain Recognized in OCI on Derivative		Amount of Loss Reclassified from OCI into Income
(Dollars in thousands)	2018		2018	2017
Interest rate products	$1,030	Interest expense	$190	$—
Settled interest rate swaps	—	Interest expense	84	85
	$1,030	Total interest expense	$274	$85

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where by the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

The Company estimates that an additional $0.2 million will be reclassified from Accumulated Other Comprehensive Income (Loss) as an increase to interest expense over the next 12 months.

Note 5. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Redevelopment Activity
The Company is redeveloping a medical office building in Charlotte, North Carolina, which includes a 38,000 square foot vertical expansion. As of June 30, 2018, the Company has funded approximately $7.9 million on the redevelopment of this property. The project is expected to be completed in the first quarter of 2019.

Development Activity
The Company began the development of a 151,000 square foot medical office building in Seattle, Washington during 2017. As of June 30, 2018, the Company has funded approximately $15.5 million on the development. The Company expects the project to be completed in the second quarter of 2019.
Note 6. Stockholders' Equity

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Balance, beginning of period	125,131,593	116,416,900
Issuance of common stock	15,547	8,395,607
Nonvested share-based awards, net of withheld shares	86,555	319,086
Balance, end of period	125,233,695	125,131,593

At-The-Market Equity Offering Program
No shares were sold under the Company's At-the-Market Equity Offering Program during the six months ended June 30, 2018. The Company had 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of July 27, 2018.

Common Stock Dividends
During the six months ended June 30, 2018, the Company declared and paid common stock dividends totaling $0.60 per share. On July 31, 2018, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on August 30, 2018 to stockholders of record on August 15, 2018.

Accumulated Other Comprehensive Income (Loss)
As of June 30, 2018, the Company had four outstanding interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. The Company continues to amortize the 2015 settlement of forward-starting interest rate swaps that were entered into in connection with the issuance of the Company's Senior Notes due 2025. This amount will be reclassified out of Accumulated Other Comprehensive Income (Loss) impacting net income over the 10-year term of the associated senior note issuance. See Note 4 for more information regarding the Company's derivative instruments.

The following table represents the changes in balances of each component and the amounts reclassified out of accumulated other comprehensive income (loss) related to the Company during the six months ended June 30, 2018 and 2017:

	Forward-starting Interest Rate Swaps
(Dollars in thousands)	2018	2017
Beginning balance	$(1,299)	$(1,401)
Gains arising during the period related to active interest rate swaps	1,030	—
Amounts reclassified from accumulated other comprehensive (income) loss	274	85
Net accumulated other comprehensive income	1,304	85
Ending balance	$5	$(1,316)

The following table represents the details regarding the reclassifications from Accumulated other comprehensive income (loss) during the six months ended June 30, 2018:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
(Dollars in thousands)
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$84	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	190	Interest Expense
	$274

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. Nonvested share-based awards containing non-forfeitable rights to dividends are considered participating securities pursuant to the two-class method. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	125,217,707	116,528,181	125,192,557	116,499,667
Nonvested shares	(1,933,073)	(1,807,082)	(1,921,489)	(1,801,448)
Weighted average Common Shares outstanding—Basic	123,284,634	114,721,099	123,271,068	114,698,219
Weighted average Common Shares outstanding—Basic	123,284,634	114,721,099	123,271,068	114,698,219
Dilutive effect of nonvested share-based awards	—	861,037	—	796,283
Dilutive effect of employee stock purchase plan	36,371	92,228	53,092	102,327
Weighted average Common Shares outstanding—Diluted	123,321,005	115,674,364	123,324,160	115,596,829
Net Income	$37,729	$25,224	$46,908	$57,070
Dividends paid on nonvested share-based awards	(582)	—	(1,160)	—
Net income applicable to common stockholders	$37,147	$25,224	$45,748	$57,070
Basic earnings per common share - Net income	$0.30	$0.22	$0.37	$0.50
Diluted earnings per common share - Net income	$0.30	$0.22	$0.37	$0.49

Incentive Plans
A summary of the activity under the Company's share-based incentive plans for the three and six months ended June 30, 2018 and 2017 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based awards, beginning of period	1,930,342	1,814,039	1,907,645	1,786,497
Granted	30,989	23,231	107,751	103,615
Vested	(23,231)	(39,584)	(77,296)	(92,426)
Share-based awards, end of period	1,938,100	1,797,686	1,938,100	1,797,686

During the six months ended June 30, 2018 and 2017, the Company withheld 21,196 and 16,581 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

In addition to the share-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and six months ended June 30, 2018 and 2017 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Outstanding and exercisable, beginning of period	366,731	365,618	318,100	316,321
Granted	—	—	203,836	206,824
Exercised	(1,870)	(7,595)	(10,705)	(19,030)
Forfeited	(14,326)	(13,451)	(24,906)	(27,233)
Expired	—	—	(135,790)	(132,310)
Outstanding and exercisable, end of period	350,535	344,572	350,535	344,572

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

The table below details the fair values and carrying values for notes and bonds payable at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,335.7	$1,304.5	$1,283.9	$1,269.7
______

(1)	Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

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

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash on hand and restricted cash, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.5 billion at June 30, 2018, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2018 were approximately $61.9 million. Below is a summary of significant investing activities.
2018 Acquisitions
The following table details the Company's acquisitions for the six months ended June 30, 2018:

(Dollars in millions)	Health System Affiliation	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed	Square Footage	Cap Rate	Hospital Campus Location (1)
Seattle, Washington	Overlake Health	5/4/18	$7.8	$—	13,314	5.0%	ADJ
Denver, Colorado (2)	CHI	5/18/18	25.0	(8.0)	187,861	6.4%	ADJ
Oklahoma City, Oklahoma	Integris Health	5/21/18	11.4	—	82,647	5.9%	ADJ
Seattle, Washington	MultiCare Health	6/29/18	26.2	—	86,942	5.7%	On
			$70.4	$(8.0)	370,764	5.9%
______

(1)	On = Located on a hospital campus; ADJ = adjacent to a hospital campus. The Company defines an adjacent property as being no more than 0.25 miles from a hospital campus.

(2)	Includes two properties (a medical office building and an office building).

Capital Funding
The following table details the Company's capital funding for the six months ended June 30, 2018:

(Dollars in millions)	Six Months Ended June 30, 2018
Redevelopment and development	$23.7
1st generation tenant improvements & planned capital expenditures for acquisitions	5.9
2nd generation tenant improvements	13.6
Capital expenditures	11.3
Total capital funding	$54.5

2018 Dispositions
The Company disposed of 12 properties during the six months ended June 30, 2018 for a total sales price of $55.7 million, including cash proceeds of $55.0 million and $0.7 million of closing costs and related adjustments. The following table details these dispositions for the six months ended June 30, 2018:

(Dollars in millions)	Date Disposed	Sales Price	Square Footage	Q2 2018 NOI	Disposition Cap Rate	Property Type (1)
Virginia (2)	4/26/18	$46.2	460,881	$0.4	13.3%	MOB, OFC
Michigan (3)	6/27/18	9.5	121,672	0.5	25.5%	SNF
Total dispositions		$55.7	582,553	$0.9	15.4%
______

(1)	MOB = medical office building; OFC = office; SNF = skilled nursing facility

(2)	Includes seven properties, comprised of five single-tenant net lease buildings and two multi-tenant buildings. These buildings were sold pursuant to the exercise of a fixed-price purchase option.

(3)	Includes five skilled nursing facilities. Sales price includes $0.5 million of forfeited earnest money from a prior terminated transaction.

Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2018 were approximately $34.1 million. Inflows from equity related to the Company's common stock issuances, dividend reinvestment program, and employee stock purchase plan and net borrowings totaled $46.3 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $80.4 million primarily associated with dividends paid to common stockholders. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Operating Activities
Cash flows provided by operating activities increased from $84.0 million for the six months ended June 30, 2017 to $97.2 million for the six months ended June 30, 2018. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 371 leases totaling 1.3 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2018. Approximately 94% of the leases expiring in 2018 are located in buildings on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first six months of the year has been within this range.
Property Operating Agreement Expirations
One of the Company’s owned real estate properties as of June 30, 2018 was covered under a property operating agreement between the Company and a sponsoring health system. This agreement contractually obligates the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. This agreement expires in February 2019. The Company recognized $0.1 million in property operating guaranty revenue during the second quarter of 2018 related to this agreement. See Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report for additional information on rental lease guaranty income.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2018, leases for 87% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 55% allowing recovery of all expenses.
Purchase Options
Additional information about the Company's unexercised purchase options (except as otherwise noted) and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

		Gross Real Estate Investment as of June 30, 2018
Year Exercisable	Number of Properties	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current	4	$95,248	$—	$95,248
2019	1	21,355	—	21,355
2020	—	—	—	—
2021	1	—	14,984	14,984
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	5	19,741	221,929	241,670
2026	—	—	—	—
2027	—	—	—	—
2028 and thereafter	4	119,094	—	119,094
Total	15	$255,438	$236,913	$492,351
_____

(1)	The purchase option price includes a fair market value component that is determined by an appraisal process.

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

The table below reconciles net income to FFO, Normalized FFO and FAD for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2018	2017	2018	2017
Net Income	$37,729	$25,224	$46,908	$57,070
Gain on sales of real estate assets	(29,590)	(16,124)	(29,590)	(39,532)
Impairment of real estate assets	—	5	—	328
Real estate depreciation and amortization	40,747	35,421	80,751	70,975
Total adjustments	11,157	19,302	51,161	31,771
FFO Attributable to Common Stockholders	$48,886	$44,526	$98,069	$88,841
Acquisition and pursuit costs (1)	120	785	397	1,371
Forfeited earnest money received	—	—	(466)	—
Normalized FFO Attributable to Common Stockholders	$49,006	$45,311	$98,000	$90,212
Non-real estate depreciation and amortization	1,481	1,369	2,947	2,724
Provision for bad debt, net	104	105	104	171
Straight-line rent, net	(683)	(1,623)	(2,013)	(3,218)
Stock-based compensation	2,593	2,453	5,415	5,067
Total non-cash items	3,495	2,304	6,453	4,744
2nd generation TI	(7,755)	(3,680)	(13,622)	(8,957)
Leasing commissions paid	(1,947)	(984)	(3,798)	(2,568)
Capital additions	(7,117)	(5,667)	(11,301)	(8,187)
FAD	$35,682	$37,284	$75,732	$75,244
FFO per Common Share—Diluted	$0.39	$0.38	$0.79	$0.77
Normalized FFO per Common Share—Diluted	$0.40	$0.39	$0.79	$0.78
FFO weighted average common shares outstanding - Diluted (2)	123,983	115,674	123,973	115,597
_____

(1)	Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.

(2)
Diluted weighted average common shares outstanding for the three and six months ended June 30, 2018 includes the dilutive effect of nonvested share-based awards outstanding of 662,270 and 648,664, respectively.

Cash Net Operating Income ("NOI") and Same Store Cash NOI
Cash NOI and Same Store Cash NOI are key performance indicators. Management considers these to be supplemental measures that allow investors, analysts and Company management to measure unlevered property-level operating results. The Company defines Cash NOI as rental income and property lease guaranty income less property operating expenses. Cash NOI excludes non-cash items such as above and below market lease intangibles, straight-line rent, lease inducements, lease terminations, tenant improvement amortization and leasing commission amortization. Cash NOI is historical and not necessarily indicative of future results.

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

The following table reflects the Company's same store cash NOI for the three months ended June 30, 2018 and 2017.

			Same Store Cash NOI for the
			Three Months Ended June 30,
(Dollars in thousands)	Number of Properties	Gross Investment at June 30, 2018	2018	2017
Multi-tenant Properties	144	$2,738,045	$50,072	$49,092
Single-tenant Net Lease Properties	15	481,727	10,878	10,280
Total	159	$3,219,772	$60,950	$59,372

The following tables reconcile net income to same store NOI and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store Cash NOI:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Net income	$37,729	$25,224
Other (income) expense	(16,559)	(1,808)
General and administrative expense	8,373	8,005
Depreciation and amortization expense	40,130	34,823
Other expenses (1)	1,939	2,204
Straight-line rent revenue	(1,074)	(1,783)
Other revenue (2)	(1,268)	(1,196)
Cash NOI	69,270	65,469
Cash NOI not included in same store	(8,320)	(6,097)
Same store cash NOI	$60,950	$59,372
_____

(1)	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.

(2)
Includes management fee income, interest, mortgage interest income, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Property Count:

Property Count as of June 30, 2018
Same Store Properties	159
Acquisitions	27
Development Conversion	1
Reposition	14
Total Owned Real Estate Properties	201

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The Company’s results of operations for the three months ended June 30, 2018 compared to the same period in 2017 were impacted by acquisitions, developments, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $6.3 million, or 6.0%, to approximately $111.6 million for the three months ended June 30, 2018 compared to $105.3 million in the prior year period and is comprised of the following:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Property operating	$96,419	$88,869	$7,550	8.5%
Single-tenant net lease	12,073	12,732	(659)	(5.2)%
Straight-line rent	1,074	1,783	(709)	(39.8)%
Rental income	109,566	103,384	6,182	6.0%
Other operating	2,068	1,934	134	6.9%
Total Revenues	$111,634	$105,318	$6,316	6.0%

Property operating revenue increased $7.6 million, or 8.5%, from the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 contributed $7.1 million.

•	Leasing activity including contractual rent increases contributed $1.4 million.

•	The conversion of one property to single-tenant net lease resulted in a decrease of $0.1 million.

•	Dispositions in 2017 resulted in a decrease of $0.8 million.

Single-tenant net lease revenue decreased $0.7 million, or 5.2%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2017 and 2018 resulted in a decrease of $1.4 million.

•	Acquisitions in 2017 resulted in an increase of $0.1 million.

•	The conversion of one property from multi-tenant resulted in an increase of $0.1 million.

•	Leasing activity including contractual rent increases contributed $0.5 million.

Straight-line rent revenue decreased $0.7 million, or 39.8%, from the prior year period primarily as a result of net leasing activity, including contractual rent increases, and the effects of expired rent abatements of $0.9 million, partially offset by an increase from acquisitions and developments in 2017 and 2018 of $0.2 million.

Expenses
Property operating expenses increased $3.6 million, or 9.3%, for the three months ended June 30, 2018 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $3.1 million.

•	Portfolio property tax increases of $0.6 million and compensation related increases of approximately $0.4 million.

•	Dispositions in 2017 and 2018 and resulted in a decrease of $0.4 million.

•	Portfolio utility expense decreased $0.3 million.

General and administrative expenses increased approximately $0.4 million, or 4.6%, for the three months ended June 30, 2018 compared to the prior year period primarily as a result of increases in payroll compensation expense of $0.1 million and professional fees and other administrative costs of $0.3 million.

Depreciation and amortization expense increased $5.3 million, or 15.2%, for the three months ended June 30, 2018 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $4.7 million.

•	Various building and tenant improvement expenditures resulted in an increase of $2.9 million.

•	Dispositions in 2017 resulted in a decrease of $0.7 million.

•	Assets that became fully depreciated resulted in a decrease of $1.6 million.

Other income (expense)
In the second quarter of 2018, the Company recorded gains of approximately $29.6 million on the sale of 12 properties including a gain recognized on the non-monetary exchange in the second quarter of 2018. See Note 2 for additional information regarding the non-monetary exchange. In the second quarter of 2017, the Company recorded gains of approximately $16.1 million on the sale of two properties and an immaterial impairment on the sale of one property.
Interest expense decreased $1.2 million for the three months ended June 30, 2018 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Contractual interest	$12,702	$13,854	$(1,152)	(8.3)%
Net discount/premium accretion	3	53	(50)	(94.3)%
Deferred financing costs amortization	607	612	(5)	(0.8)%
Interest rate swap amortization	42	42	—	—%
Interest cost capitalization	(285)	(246)	(39)	15.9%
Total interest expense	$13,069	$14,315	$(1,246)	(8.7)%

Contractual interest expense decreased $1.2 million primarily due to the following activity:

•	The Senior Notes due 2021 were repaid in the fourth quarter of 2017 and accounted for a decrease of $5.8 million.

•	The Senior Notes due 2028 were issued in the fourth quarter of 2017 and accounted for an increase of $2.7 million.

•	Unsecured Credit Facility balance and interest rate increases accounted for an increase of approximately $1.1 million.

•	Unsecured Term Loan interest rate increase accounted for an increase of $0.4 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $0.5 million.

•	Mortgage notes repayments accounted for a decrease of approximately $0.1 million.

Results of Operations
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The Company’s results of operations for the six months ended June 30, 2018 compared to the same period in 2017 were impacted by acquisitions, developments, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $13.8 million, or 6.6%, to approximately $223.8 million for the six months ended June 30, 2018 compared to $210.0 million in the prior year period and is comprised of the following:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Property operating	$191,712	$175,551	$16,161	9.2%
Single-tenant net lease	25,286	27,008	(1,722)	(6.4)%
Straight-line rent	2,797	3,534	(737)	(20.9)%
Rental income	219,795	206,093	13,702	6.6%
Other operating	3,963	3,869	94	2.4%
Total Revenues	$223,758	$209,962	$13,796	6.6%

Property operating revenue increased $16.2 million, or 9.2%, from the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 contributed $13.7 million.

•	Leasing activity including contractual rent increases contributed $4.2 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $1.6 million.

•	The conversion of one property to single-tenant net lease resulted in a decrease of $0.1 million.

Single-tenant net lease revenue decreased $1.7 million, or 6.4%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2017 and 2018 resulted in a decrease of $3.0 million.

•	Acquisitions in 2017 resulted in an increase of $0.4 million.

•	Leasing activity including contractual rent increases contributed $0.8 million.

•	The conversion of one property from multi-tenant resulted in an increase of $0.1 million.

Straight-line rent revenue decreased $0.7 million, or 20.9%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity including contractual rent increases and the effects of expired rent abatements resulted in a decrease of $0.9 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $0.2 million.

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $0.4 million.

Expenses
Property operating expenses increased $7.5 million, or 9.9%, for the six months ended June 30, 2018 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $5.8 million.

•	Increases in portfolio operating expenses as follows:

◦	property tax of approximately $0.9 million;

◦	maintenance and repair expense of approximately $0.4 million;

◦	janitorial expense of approximately $0.1 million;

◦	compensation-related expenses of approximately $0.8 million; and

◦	other expenses of $0.2 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $0.7 million.

General and administrative expenses increased approximately $0.8 million, or 4.6%, for the six months ended June 30, 2018 compared to the prior year period primarily as a result of increases in payroll compensation and other administrative costs.
Depreciation and amortization expense increased $10.4 million, or 15.1%, for the six months ended June 30, 2018 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $9.4 million.

•	Various building and tenant improvement expenditures resulted in an increase of $5.7 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $2.1 million.

•	Assets that became fully depreciated resulted in a decrease of $2.6 million.

Other income (expense)
For the six months ended June 30, 2018 the Company recorded gains of approximately $29.6 million on the sale of 12 properties including a gain recognized on the non-monetary exchange in the second quarter of 2018. See Note 2 for additional information regarding the non-monetary exchange. For the six months ended June 30, 2017, the Company recorded gains of approximately $39.5 million on the sale of eight properties and an impairment charge of approximately $0.3 million on one property.
In the first quarter of 2018, the Company recorded $0.5 million of other income related to the termination fee of a purchase and sale agreement.
Interest expense decreased $2.9 million for the six months ended June 30, 2018 compared to the prior year period. The components of interest expense are as follows:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Contractual interest	$24,909	$27,658	$(2,749)	(9.9)%
Net discount/premium accretion	2	105	(103)	(98.1)%
Deferred financing costs amortization	1,213	1,224	(11)	(0.9)%
Interest rate swap amortization	84	84	—	—%
Interest cost capitalization	(471)	(484)	13	(2.7)%
Total interest expense	$25,737	$28,587	$(2,850)	(10.0)%

Contractual interest expense decreased $2.7 million primarily due to the following activity:

•	The Senior Notes due 2021 were repaid in the fourth quarter of 2017 and accounted for a decrease of $11.5 million.

•	The Senior Notes due 2028 were issued in the fourth quarter of 2017 and accounted for an increase of $5.4 million.

•	Unsecured Credit Facility balance and interest rate increases accounted for an increase of approximately $1.8 million.

•	Unsecured Term Loan interest rate increase accounted for an increase of $0.8 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $0.8 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2018, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Authorized Repurchases of Equity Securities by the Issuer
On May 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. As of the date of this report, the Company has not repurchased any shares of its common stock under this authorization.

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

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	August 2, 2018