Form 10-Q
period 2018-09-30
HEALTHCARE REALTY TRUST INC
filed 2018-11-01
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 26, 2018, the Registrant had 125,237,283 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Real estate properties:
Land	$217,322	$201,283
Buildings, improvements and lease intangibles	3,669,852	3,601,460
Personal property	10,454	10,314
Construction in progress	26,960	5,458
Land held for development	24,645	20,123
	3,949,233	3,838,638
Less accumulated depreciation and amortization	(989,585)	(897,430)
Total real estate properties, net	2,959,648	2,941,208
Cash and cash equivalents	10,027	6,215
Assets held for sale, net	8,826	33,147
Other assets, net	222,582	213,015
Total assets	$3,201,083	$3,193,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,344,759	$1,283,880
Accounts payable and accrued liabilities	72,927	70,995
Liabilities of properties held for sale	141	93
Other liabilities	43,004	48,734
Total liabilities	1,460,831	1,403,702
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 125,237 and 125,132 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,252	1,251
Additional paid-in capital	3,181,263	3,173,429
Accumulated other comprehensive income (loss)	473	(1,299)
Cumulative net income attributable to common stockholders	1,071,804	1,018,348
Cumulative dividends	(2,514,540)	(2,401,846)
Total stockholders' equity	1,740,252	1,789,883
Total liabilities and stockholders' equity	$3,201,083	$3,193,585

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2018 and 2017
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Rental income	$111,452	$105,078	$331,247	$311,171
Other operating	2,010	1,947	5,973	5,816
	113,462	107,025	337,220	316,987
EXPENSES
Property operating	44,135	40,628	127,691	116,663
General and administrative	8,504	8,021	25,977	24,720
Acquisition and pursuit costs	141	507	538	1,878
Depreciation and amortization	42,061	35,873	121,764	105,148
Bad debts, net of recoveries	(62)	4	42	175
	94,779	85,033	276,012	248,584
OTHER INCOME (EXPENSE)
Gain (loss) on sales of real estate assets	1,288	(7)	30,879	39,525
Interest expense	(13,464)	(14,107)	(39,202)	(42,694)
Impairment of real estate assets	—	(5,059)	—	(5,387)
Interest and other income, net	41	354	571	396
	(12,135)	(18,819)	(7,752)	(8,160)
NET INCOME	$6,548	$3,173	$53,456	$60,243
Basic earnings per common share	$0.05	$0.02	$0.42	$0.50
Diluted earnings per common share	$0.05	$0.02	$0.42	$0.50
Weighted average common shares outstanding - basic	123,300	119,098	123,281	116,181
Weighted average common shares outstanding - diluted	123,352	119,181	123,336	116,277
Dividends declared, per common share, during the period	$0.30	$0.30	$0.90	$0.90
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$6,548	$3,173	$53,456	$60,243
Other comprehensive income:
Interest rate swaps:
Reclassification adjustments for losses included in net income (interest expense)	95	43	369	127
Gains arising during the period on interest rate swaps	374	—	1,403	—
Total other comprehensive income	469	43	1,772	127
COMPREHENSIVE INCOME	$7,017	$3,216	$55,228	$60,370

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statement of Equity
For the Nine Months Ended September 30, 2018
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2017	$1,251	$3,173,429	$(1,299)	$1,018,348	$(2,401,846)	$1,789,883
Issuance of common stock	—	464	—	—	—	464
Common stock redemptions	—	(719)	—	—	—	(719)
Share-based compensation	1	8,089	—	—	—	8,090
Net income	—	—	—	53,456	—	53,456
Reclassification adjustments for losses included in net income (interest expense)	—	—	369	—	—	369
Gains arising during the period on interest rate swaps	—	—	1,403	—	—	1,403
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(112,694)	(112,694)
Balance at September 30, 2018	$1,252	$3,181,263	$473	$1,071,804	$(2,514,540)	$1,740,252
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$53,456	$60,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,764	105,148
Other amortization	2,113	3,056
Share-based compensation	8,090	7,496
Amortization of straight-line rent receivable	(3,599)	(4,867)
Amortization of straight-line rent liability	1,147	492
Gain on sales of real estate assets	(30,879)	(39,525)
Impairment of real estate assets	—	5,387
Equity from unconsolidated joint ventures (income)	(15)	—
Distributions from unconsolidated joint ventures	182	—
Provision for bad debts, net	42	175
Changes in operating assets and liabilities:
Other assets	(6,891)	(6,037)
Accounts payable and accrued liabilities	5,908	(3,301)
Other liabilities	(638)	1,098
Net cash provided by operating activities	150,680	129,365
INVESTING ACTIVITIES
Acquisitions of real estate	(67,445)	(72,934)
Development of real estate	(21,059)	(11,753)
Additional long-lived assets	(59,802)	(52,305)
Proceeds from sales of real estate	64,271	119,425
Proceeds from notes receivable repayments	8	15
Net cash used in investing activities	(84,027)	(17,552)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	56,000	(107,000)
Repayments of notes and bonds payable	(3,808)	(4,654)
Dividends paid	(112,694)	(104,860)
Net proceeds from issuance of common stock	459	248,384
Common stock redemptions	(2,673)	(1,125)
Debt issuance and assumption costs	(125)	(84)
Net cash (used in) provided by financing activities	(62,841)	30,661
Increase in cash and cash equivalents	3,812	142,474
Cash and cash equivalents at beginning of period	6,215	54,507
Cash and cash equivalents at end of period	$10,027	$196,981

Supplemental Cash Flow Information:
Interest paid	$30,463	$42,136
Invoices accrued for construction, tenant improvements and other capitalized costs	$5,680	$6,842
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$7,995	$12,460
Capitalized interest	$684	$681
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of September 30, 2018, the Company had gross investments of approximately $3.9 billion in 201 real estate properties located in 27 states totaling approximately 14.8 million square feet. The Company provided leasing and property management services to approximately 11.1 million square feet nationwide.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017. All material intercompany transactions and balances have been eliminated in consolidation.

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
Revenue from Contracts with Customers (Topic 606)
The Company recognizes certain revenue under the core principle of Topic 606. This requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease revenue is not within the scope of Topic 606. To achieve the core principle, the Company applies the five step model specified in the guidance. See the New Accounting Pronouncements section below for additional information.

Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, rental lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Revenue	2018	2017	2018	2017
Parking income	$1,752	$1,669	$5,197	$4,907
Rental lease guaranty	168	168	488	545
Management fee income	68	70	205	237
Miscellaneous	22	40	83	127
	$2,010	$1,947	$5,973	$5,816

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

	Three months ended September 30, 2017		Nine months ended September 30, 2017
(in thousands)	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
EXPENSES
Property operating expense	$40,626	$40,628	$116,644	$116,663
Bad debt, net	14	4	185	175

OTHER INCOME (EXPENSE)
Gain on sales of properties	(7)	(7)	39,519	39,525

INCOME FROM CONTINUING OPERATIONS	$3,165	$3,173	$60,247	$60,243

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	$8	$—	$(9)	$—
Gain on sales of properties	—	—	5	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$8	$—	$(4)	$—

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

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date." This standard was effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.

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

The following table represents the impact of the adoption of this standard on the Company's Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
(in thousands)	As Reported	As Reclassified	As Reported	As Reclassified
REVENUES
Rental income	$106,561	$105,078	$315,519	$311,171
Other operating	392	1,947	1,249	5,816
	$106,953	$107,025	$316,768	$316,987

OTHER INCOME (EXPENSE)
Interest and other income, net	$426	$354	$616	$396

NET INCOME	$3,173	$3,173	$60,243	$60,243

Accounting Standards Update No. 2016-02, No. 2018-01 and No. 2018-11
In February 2016, the FASB issued ASU 2016-02, "Leases." In January 2018, the FASB issued ASU 2018-01, "Leases - Land Easement Practical Expedient for Transition to Topic 842," and in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases - Targeted Improvements." These accounting standard updates are collectively referred to as "Topic 842."

Topic 842 provides several practical expedients that the Company expects to elect. These are (a) the package of practical expedients offered that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and (b) the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if (i) the timing and pattern of transfer are the same for the non-lease component and associated lease component, and (ii) the lease component would be classified as an operating lease if accounted for separately.

For lessees, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The Company expects that most of the leases where the Company is the lessee will be recorded on the Company's balance sheet as operating leases. These leases are primarily ground leases, but also include the Company's corporate office lease, management office leases in third party buildings and certain copier and postage machine leases. The impact to the Company's Consolidated Balance Sheets has not yet been determined. The Company is in the process of working with consultants to determine the appropriate discount rate required to calculate the present value of the future lease payments for ground leases that have lease terms longer than typical secured financing allows.

For lessors, the new standard requires a lessor to classify leases as either sales-type, direct-financing or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset, to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Lessor accounting remains largely unchanged with some exceptions including the concept of separating lease and nonlease components. Nonlease components, such as common area maintenance, will be accounted for under Topic 606 and separated from the lease payments. However, the Company will elect the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. The Company does not expect a material impact from the adoption of Topic 842 related to leases where the Company is the lessor.

The new standard is effective for the Company on January 1, 2019. Topic 842 provides two transition alternatives. The Company expects to choose the optional transition method available to apply the guidance in Accounting Standards Codification Topic 840 in the comparative periods presented in the year Topic 842 is adopted. Topic 842 includes extensive quantitative and qualitative disclosures as compared to Topic 840, Leases, for both lessees and lessors. The Company is continuing to evaluate the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes.

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

Accounting Standards Update No. 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation - Scope of Modification Accounting." This update provides guidance about which changes to the terms and conditions of share-based awards require an entity to apply modification accounting in Topic 718. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact to the Consolidated Financial Statements and related notes.

Note 2. Real Estate Investments
2018 Acquisitions
The following table details the Company's acquisitions for the nine months ended September 30, 2018:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed (2)	Cash Consideration(3)	Real Estate	Other (4)	Square Footage (Unaudited)
Seattle, Washington	MOB	5/4/18	$7.8	$—	$7.8	$7.8	$—	13,314
Denver, Colorado (5)	MOB, OFC	5/18/18	25.0	(8.0)	16.6	25.1	(0.4)	187,861
Oklahoma City, Oklahoma	MOB	5/21/18	11.4	—	11.4	11.5	(0.1)	82,647
Seattle, Washington	MOB	6/29/18	26.2	—	26.2	26.7	(0.5)	86,942
Denver, Colorado	MOB	8/24/18	4.1	—	4.2	4.2	—	17,084
			$74.5	$(8.0)	$66.2	$75.3	$(1.0)	387,848
______

(1)	MOB = medical office building; OFC = office

(2)	The mortgage note payable assumed in the acquisition does not reflect the fair value premium totaling $0.1 million recorded by the Company upon acquisition (included in Other).

(3)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(4)	Includes other assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

(5)	Includes two properties.

2018 Dispositions
The following table details the Company's dispositions for the nine months ended September 30, 2018:

(Dollars in millions)	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables) (2)	Gain	Square Footage (Unaudited)
Virginia (3) (4)	MOB, OFC	4/26/18	$46.2	$—	$46.2	$23.9	$—	$22.3	460,881
Michigan (3) (5)	SNF	6/27/18	9.5	(0.7)	8.8	3.4	—	5.4	121,672
Missouri	MOB	8/30/18	9.8	(0.5)	9.3	7.5	0.5	1.3	70,893
Total dispositions			$65.5	$(1.2)	$64.3	$34.8	$0.5	$29.0	653,446
______

(1)	MOB = medical office building; OFC = office; SNF = skilled nursing facility

(2)	Includes straight-line rent receivables and leasing commissions.

(3)	Previously classified as held for sale.

(4)	Includes seven properties, comprised of five single-tenant net lease buildings and two multi-tenant buildings. These buildings were sold pursuant to the exercise of a fixed-price purchase option.

(5)	Includes five skilled nursing facilities. Sales price includes $0.5 million of forfeited earnest money from a prior terminated transaction.

Non-monetary Exchange
On June 29, 2018, the Company completed the swap of a non-revenue producing garage that was built by the Company in 2012 located in Denver, Colorado for 20.5 acres of land adjacent to the Catholic Health Initiative’s St. Anthony Hospital campus. A portion of this land, approximately 4.6 acres, has been allocated to an existing medical office building that was developed by the Company in 2017. This building is located on land previously ground leased from the hospital. The remaining land has been recorded in land held for development. The land acquired was appraised for $5.8 million. The Company had a net investment of $3.9 million in the parking garage and recognized a gain of $1.9 million in connection with this transaction.

Assets Held for Sale
As of December 31, 2017, the Company had eight properties classified as held for sale. The following changes to assets held for sale have occurred during 2018:

•	The Company reclassified five single-tenant net leased properties to held for sale as of March 31, 2018.

•
In April 2018, the Company sold seven properties, comprised of five single-tenant net leased properties and two multi-tenanted properties. The Company recognized a gain on disposition of approximately $22.3 million.

•	In June 2018, the Company sold five single-tenant net leased properties. The Company recognized a gain on disposition of approximately $5.4 million.

As of September 30, 2018, the Company had one property remaining classified as held for sale.

The table below reflects the assets and liabilities of the properties classified as held for sale as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Balance Sheet data:
Land	$1,125	$4,636
Buildings, improvements and lease intangibles	18,231	63,654
Personal property	—	82
	19,356	68,372
Accumulated depreciation	(10,657)	(35,790)
Real estate assets held for sale, net	8,699	32,582
Other assets, net	127	565
Assets held for sale, net	$8,826	$33,147

Accounts payable and accrued liabilities	$119	$38
Other liabilities	22	55
Liabilities of properties held for sale	$141	$93

Note 3. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		September 30, 2018	December 31, 2017	September 30, 2018
Unsecured Credit Facility	7/20	$245,000	$189,000	3.26%
Unsecured Term Loan Facility, net of issuance costs (1)	12/22	149,132	148,994	3.41%
Senior Notes due 2023, net of discount and issuance costs	4/23	248,013	247,703	3.95%
Senior Notes due 2025, net of discount and issuance costs (2)	5/25	248,219	248,044	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	295,087	294,757	3.84%
Mortgage notes payable, net of discounts and issuance costs and including premiums	12/18-5/40	159,308	155,382	4.83%
		$1,344,759	$1,283,880

______

(1)
The effective interest rate includes the impact of interest rate swaps on $25.0 million and $50.0 million of the outstanding balance at a rate of 2.18% and 2.46%, respectively (plus the applicable margin rate, currently 110 basis points).

(2)
The effective interest rate includes the impact of the $1.7 million settlement of a forward-starting interest rate swap that is included in Accumulated other comprehensive income (loss) on the Company's Condensed Consolidated Balance Sheets.

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

As of September 30, 2018, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Derivative Instrument	Number of Instruments	Notional Amount (in millions)
Interest rate swaps	4	$75.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of September 30, 2018.

	Asset Derivatives
	Balance at September 30, 2018
(Dollars in thousands)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$1,579
Total derivatives designated as hedging instruments		$1,579

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) ("OCI") during the nine months ended September 30, 2018 and 2017 related to the Company's outstanding interest rate swaps.

	Amount of Gain Recognized in OCI on Derivative		Amount of Loss Reclassified from OCI into Income
(Dollars in thousands)	2018		2018	2017
Interest rate products	$1,403	Interest expense	$243	$—
Settled interest rate swaps	—	Interest expense	126	127
	$1,403	Total interest expense	$369	$127

Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

The Company estimates that $0.2 million related to active interest rate swaps will be reclassified from OCI as a decrease to interest expense over the next 12 months, and that $0.2 million related to settled interest rate swaps will be amortized from OCI as an increase to interest expense over the next 12 months.

Note 5. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Redevelopment Activity
The Company is redeveloping a medical office building in Charlotte, North Carolina, which includes a 38,000 square foot vertical expansion. As of September 30, 2018, the Company has funded approximately $9.2 million on the redevelopment of this property. The project is expected to be completed in the first quarter of 2019.

Development Activity
The Company began the development of a 151,000 square foot medical office building in Seattle, Washington during 2017. As of September 30, 2018, the Company has funded approximately $18.0 million on the development. The Company expects the project to be completed in the second quarter of 2019.
Note 6. Stockholders' Equity

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	September 30, 2018	December 31, 2017
Balance, beginning of period	125,131,593	116,416,900
Issuance of common stock	20,395	8,395,607
Nonvested share-based awards, net of withheld shares	85,196	319,086
Balance, end of period	125,237,184	125,131,593

At-The-Market Equity Offering Program
No shares were sold under the Company's At-the-Market Equity Offering Program during the nine months ended September 30, 2018. The Company had 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of October 26, 2018.

Common Stock Dividends
During the nine months ended September 30, 2018, the Company declared and paid common stock dividends totaling $0.90 per share. On October 30, 2018, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on November 30, 2018 to stockholders of record on November 15, 2018.

Accumulated Other Comprehensive Income (Loss)
As of September 30, 2018, the Company had four outstanding interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. The Company continues to amortize the 2015 settlement of forward-starting interest rate swaps that were entered into in connection with the issuance of the Company's Senior Notes due 2025. This amount will be reclassified out of OCI impacting net income over the 10-year term of the associated senior note issuance. See Note 4 for more information regarding the Company's derivative instruments.

The following table represents the changes in balances of each component and the amounts reclassified out of OCI related to the Company during the nine months ended September 30, 2018 and 2017:

	Forward-starting Interest Rate Swaps
(Dollars in thousands)	2018	2017
Beginning balance	$(1,299)	$(1,401)
Gains arising during the period related to active interest rate swaps	1,403	—
Amounts reclassified from accumulated other comprehensive (income) loss	369	127
Net accumulated other comprehensive income	1,772	127
Ending balance	$473	$(1,274)

The following table represents the details regarding the reclassifications from OCI during the nine months ended September 30, 2018:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
(Dollars in thousands)
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$126	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	243	Interest Expense
	$369

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's nonvested share-based awards are considered participating securities pursuant to the two-class method. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	125,233,462	120,895,835	125,206,342	117,981,159
Nonvested shares	(1,933,653)	(1,797,686)	(1,925,589)	(1,800,180)
Weighted average Common Shares outstanding—Basic	123,299,809	119,098,149	123,280,753	116,180,979
Weighted average Common Shares outstanding—Basic	123,299,809	119,098,149	123,280,753	116,180,979
Dilutive effect of employee stock purchase plan	52,147	83,242	54,763	96,260
Weighted average Common Shares outstanding—Diluted	123,351,956	119,181,391	123,335,516	116,277,239
Net Income	$6,548	$3,173	$53,456	$60,243
Dividends paid on nonvested share-based awards	(580)	(538)	(1,740)	(1,609)
Net income applicable to common stockholders	$5,968	$2,635	$51,716	$58,634
Basic earnings per common share - Net income	$0.05	$0.02	$0.42	$0.50
Diluted earnings per common share - Net income	$0.05	$0.02	$0.42	$0.50

Incentive Plans
A summary of the activity under the Company's share-based incentive plans for the three and nine months ended September 30, 2018 and 2017 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share-based awards, beginning of period	1,938,100	1,797,686	1,907,645	1,786,497
Granted	—	—	107,751	103,615
Vested	(5,051)	—	(82,347)	(92,426)
Share-based awards, end of period	1,933,049	1,797,686	1,933,049	1,797,686

During the nine months ended September 30, 2018 and 2017, the Company withheld 22,555 and 16,581 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

In addition to the share-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and nine months ended September 30, 2018 and 2017 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Outstanding and exercisable, beginning of period	350,535	344,572	318,100	316,321
Granted	—	—	203,836	206,824
Exercised	(2,531)	(5,452)	(13,236)	(24,482)
Forfeited	(9,583)	(9,291)	(34,489)	(36,524)
Expired	—	—	(135,790)	(132,310)
Outstanding and exercisable, end of period	338,421	329,829	338,421	329,829

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

The table below details the fair values and carrying values for notes and bonds payable at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,344.8	$1,300.2	$1,283.9	$1,269.7

______

(1)	Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

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

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash on hand, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.5 billion at September 30, 2018, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2018 were approximately $84.0 million. Below is a summary of significant investing activities.
2018 Acquisitions
The following table details the Company's acquisitions for the nine months ended September 30, 2018:

(Dollars in millions)	Health System Affiliation	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed	Square Footage	Cap Rate	Hospital Campus Location (1)
Seattle, Washington	Overlake Health	5/4/18	$7.8	$—	13,314	5.0%	ADJ
Denver, Colorado (2)	CHI	5/18/18	25.0	(8.0)	187,861	6.4%	ADJ
Oklahoma City, Oklahoma	Integris Health	5/21/18	11.4	—	82,647	5.9%	ADJ
Seattle, Washington	MultiCare Health	6/29/18	26.2	—	86,942	5.7%	On
Denver, Colorado	CHI	8/24/18	4.1	—	17,084	6.0%	ADJ
			$74.5	$(8.0)	387,848	5.9%
______

(1)	On = Located on a hospital campus; ADJ = adjacent to a hospital campus. The Company defines an adjacent property as being no more than 0.25 miles from a hospital campus.

(2)	Includes two properties (a medical office building and an office building).

Capital Funding
The following table details the Company's capital funding for the nine months ended September 30, 2018:

(Dollars in millions)	Nine Months Ended September 30, 2018
Redevelopment and development	$28.7
1st generation tenant improvements & planned capital expenditures for acquisitions	9.7
2nd generation tenant improvements	20.6
Capital expenditures	17.5
Total capital funding	$76.5

2018 Dispositions
The Company disposed of 13 properties during the nine months ended September 30, 2018 for a total sales price of $65.5 million, including cash proceeds of $64.3 million and $1.2 million of closing costs and related adjustments. The following table details these dispositions for the nine months ended September 30, 2018:

(Dollars in millions)	Date Disposed	Sales Price	Square Footage	3Q 2018 NOI	Disposition Cap Rate	Property Type (1)
Virginia (2)	4/26/18	$46.2	460,881	$—	13.3%	MOB, OFC
Michigan (3)	6/27/18	9.5	121,672	—	25.5%	SNF
Missouri	8/30/18	9.8	70,893	0.1	4.3%	MOB
Total dispositions		$65.5	653,446	$0.1	13.7%
______

(1)	MOB = medical office building; OFC = office; SNF = skilled nursing facility

(2)	Includes seven properties, comprised of five single-tenant net lease buildings and two multi-tenant buildings. These buildings were sold pursuant to the exercise of a fixed-price purchase option.

(3)	Includes five skilled nursing facilities. Sales price includes $0.5 million of forfeited earnest money from a prior terminated transaction.

Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2018 were approximately $62.8 million. Inflows from equity related to the Company's common stock issuances, dividend reinvestment program, and employee stock purchase plan and net borrowings totaled $56.5 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $119.3 million primarily associated with dividends paid to common stockholders. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Operating Activities
Cash flows provided by operating activities increased from $129.4 million for the nine months ended September 30, 2017 to $150.7 million for the nine months ended September 30, 2018. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
The Company may, from time to time, sell additional properties and redeploy cash from property sales into new investments. To the extent revenues related to the properties being sold exceed income from these new investments, the Company's results of operations and cash flows could be adversely affected.

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

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 195 leases totaling 0.6 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2018. Approximately 92% of the leases expiring in 2018 are located in buildings on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first nine months of the year has been within this range.

The Company has two single-tenant net leased, on-campus inpatient rehabilitation facilities with lease terms scheduled to expire in the third quarter of 2019.  The Company expects that the lessee will exercise its third renewal option related to one of the leases, representing 0.9% of the total cash NOI for the trailing twelve months ended September 30, 2018.  The other lease, representing 0.8% of total cash NOI for the same period, is not expected to renew; however, the Company expects that the hospital ground lessor will either exercise its option to purchase the building at fair market value, or if not, the Company will exercise its option to purchase the land at fair market value.
Property Operating Agreement Expirations
One of the Company’s owned real estate properties as of September 30, 2018 was covered under a property operating agreement between the Company and a sponsoring health system. This agreement contractually obligates the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. This agreement expires in February 2019. The Company recognized $0.2 million in property operating guaranty revenue during the third quarter of 2018 related to this agreement. See Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report for additional information on rental lease guaranty income.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2018, leases for 87% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 32% having modified gross lease structures and 55% having net lease structures.

Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

		Gross Real Estate Investment as of September 30, 2018
Year Exercisable	Number of Properties	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current	4	$95,569	$—	$95,569
2019	1	21,355	—	21,355
2020	—	—	—	—
2021	1	—	14,984	14,984
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	5	19,760	221,929	241,689
2026	—	—	—	—
2027	—	—	—	—
2028 and thereafter	4	119,165	—	119,165
Total	15	$255,849	$236,913	$492,762
_____

(1)	The purchase option price includes a fair market value component that is determined by an appraisal process.

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
In addition to FFO and FFO per share, the Company presents Normalized FFO, Normalized FFO per share, and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of deferred financing costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense and provision for bad debts, net; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions paid and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.

The table below reconciles net income to FFO, Normalized FFO and FAD for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2018	2017	2018	2017
Net Income	$6,548	$3,173	$53,456	$60,243
(Gain) loss on sales of real estate assets	(1,288)	7	(30,879)	(39,525)
Impairment of real estate assets	—	5,059	—	5,387
Real estate depreciation and amortization	42,723	36,478	123,475	107,453
Total adjustments	41,435	41,544	92,596	73,315
FFO Attributable to Common Stockholders	$47,983	$44,717	$146,052	$133,558
Acquisition and pursuit costs (1)	141	507	538	1,878
Revaluation of awards upon retirement	70	—	70	—
Forfeited earnest money received	—	—	(466)	—
Normalized FFO Attributable to Common Stockholders	$48,194	$45,224	$146,194	$135,436
Non-real estate depreciation and amortization	1,506	1,388	4,453	4,112
Provision for bad debt, net	(62)	4	42	175
Straight-line rent, net	(413)	(1,156)	(2,426)	(4,374)
Stock-based compensation	2,605	2,429	8,020	7,496
Total non-cash items	3,636	2,665	10,089	7,409
2nd generation TI	(6,950)	(4,481)	(20,572)	(13,438)
Leasing commissions paid	(1,139)	(1,826)	(4,937)	(4,394)
Capital additions	(6,229)	(4,203)	(17,530)	(12,390)
FAD	$37,512	$37,379	$113,244	$112,623
FFO per Common Share—Diluted	$0.39	$0.37	$1.18	$1.14
Normalized FFO per Common Share—Diluted	$0.39	$0.38	$1.18	$1.16
FFO weighted average common shares outstanding - Diluted (2)	124,192	120,081	124,051	117,109
_____

(1)	Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.

(2)
Diluted weighted average common shares outstanding for the three and nine months ended September 30, 2018 includes the dilutive effect of nonvested share-based awards outstanding of 839,990 and 715,562, respectively.

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

The following table reflects the Company's same store cash NOI for the three months ended September 30, 2018 and 2017.

			Same Store Cash NOI for the
			Three Months Ended September 30,
(Dollars in thousands)	Number of Properties	Gross Investment at September 30, 2018	2018	2017
Multi-tenant Properties	145	$2,833,607	$51,508	$49,995
Single-tenant Net Lease Properties	15	482,727	10,967	10,578
Total	160	$3,316,334	$62,475	$60,573

The following tables reconcile net income to same store NOI and the same store property count to the total owned real estate portfolio for the three months ended September 30, 2018 and 2017:
Reconciliation of Same Store Cash NOI:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017
Net income	$6,548	$3,173
Other (income) expense	12,135	18,819
General and administrative expense	8,504	8,021
Depreciation and amortization expense	42,061	35,873
Other expenses (1)	1,855	1,922
Straight-line rent revenue	(802)	(1,332)
Other revenue (2)	(1,173)	(1,327)
Cash NOI	69,128	65,149
Cash NOI not included in same store	(6,653)	(4,576)
Same store cash NOI	$62,475	$60,573
_____

(1)	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.

(2)
Includes management fee income, interest, mortgage interest income, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Property Count:

Property Count as of September 30, 2018
Same Store Properties	160
Acquisitions	26
Development Conversion	1
Reposition	14
Total Owned Real Estate Properties	201

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The Company’s results of operations for the three months ended September 30, 2018 compared to the same period in 2017 were impacted by acquisitions, developments, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $6.4 million, or 6.0%, to approximately $113.5 million for the three months ended September 30, 2018 compared to $107.0 million in the prior year period. This increase is comprised of the following:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Property operating	$99,367	$90,935	$8,432	9.3%
Single-tenant net lease	11,283	12,811	(1,528)	(11.9)%
Straight-line rent	802	1,332	(530)	(39.8)%
Rental income	111,452	105,078	6,374	6.1%
Other operating	2,010	1,947	63	3.2%
Total Revenues	$113,462	$107,025	$6,437	6.0%

Property operating revenue increased $8.4 million, or 9.3%, from the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 contributed $7.3 million.

•	Leasing activity, including contractual rent increases, contributed $1.7 million.

•	The conversion of one property to single-tenant net lease resulted in a decrease of $0.2 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $0.4 million.

Single-tenant net lease revenue decreased $1.5 million, or 11.9%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2018 resulted in a decrease of $2.1 million.

•	Leasing activity including contractual rent increases contributed $0.4 million.

•	An acquisition in 2017 resulted in an increase of $0.1 million.

•	The conversion of one property from multi-tenant resulted in an increase of $0.1 million.

Straight-line rent revenue decreased $0.5 million, or 39.8%, from the prior year period primarily as a result of net leasing activity and contractual rent increases of $0.7 million, partially offset by an increase from acquisitions and developments in 2017 and 2018 of $0.2 million.

Expenses
Property operating expenses increased $3.5 million, or 8.6%, for the three months ended September 30, 2018 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $3.0 million.

•	Portfolio property tax increases of $0.5 million.

•	Compensation expense increased $0.3 million.

•	Dispositions in 2017 and 2018 and resulted in a decrease of $0.3 million.

General and administrative expenses increased approximately $0.5 million, or 6.0%, for the three months ended September 30, 2018 compared to the prior year period primarily as a result of increases in payroll compensation expense of $0.3 million and performance-based compensation expense of $0.2 million.

Depreciation and amortization expense increased $6.2 million, or 17.2%, for the three months ended September 30, 2018 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $5.2 million.

•	Various building and tenant improvement expenditures resulted in an increase of $3.0 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $0.6 million.

•	Assets that became fully depreciated resulted in a decrease of $1.4 million.

Other income (expense)
In the third quarter of 2018, the Company recorded a gain of approximately $1.3 million on the sale of a property.
Interest expense decreased $0.6 million, or 4.6%, for the three months ended September 30, 2018 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Contractual interest	$13,016	$13,603	$(587)	(4.3)%
Net discount/premium accretion	8	44	(36)	(81.8)%
Deferred financing costs amortization	611	615	(4)	(0.7)%
Interest rate swap amortization	42	42	—	—%
Interest cost capitalization	(213)	(197)	(16)	8.1%
Total interest expense	$13,464	$14,107	$(643)	(4.6)%

Contractual interest expense decreased $0.6 million, or 4.3%, primarily due to the following activity:

•	The Company's unsecured senior notes due 2021 ("Senior Notes due 2021") were repaid in the fourth quarter of 2017 and accounted for a decrease of $5.8 million.

•	The Company's unsecured senior notes due 2028 ("Senior Notes due 2028") were issued in the fourth quarter of 2017 and accounted for an increase of $2.7 million.

•	The Unsecured Credit Facility balance and interest rate increases accounted for an increase of approximately $1.8 million.

•	The Company's unsecured term loan due 2022 (the "Unsecured Term Loan") interest rate increase accounted for an increase of $0.3 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $0.4 million.

Results of Operations
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The Company’s results of operations for the nine months ended September 30, 2018 compared to the same period in 2017 were impacted by acquisitions, developments, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $20.2 million, or 6.4%, to approximately $337.2 million for the nine months ended September 30, 2018 compared to $317.0 million in the prior year period. This increase is comprised of the following:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Property operating	$291,079	$266,485	$24,594	9.2%
Single-tenant net lease	36,569	39,819	(3,250)	(8.2)%
Straight-line rent	3,599	4,867	(1,268)	(26.1)%
Rental income	331,247	311,171	20,076	6.5%
Other operating	5,973	5,816	157	2.7%
Total Revenues	$337,220	$316,987	$20,233	6.4%

Property operating revenue increased $24.6 million, or 9.2%, from the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 contributed $20.9 million.

•	Leasing activity, including contractual rent increases, contributed $5.9 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $1.9 million.

•	The conversion of one property to single-tenant net lease resulted in a decrease of $0.3 million.

Single-tenant net lease revenue decreased $3.3 million, or 8.2%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2017 and 2018 resulted in a decrease of $5.1 million.

•	Acquisitions in 2017 resulted in an increase of $0.5 million.

•	Leasing activity, including contractual rent increases, contributed $1.1 million.

•	The conversion of one property from multi-tenant resulted in an increase of $0.2 million.

Straight-line rent revenue decreased $1.3 million, or 26.1%, from the prior year period primarily as a result of the following activity:

•	Net leasing activity, including contractual rent increases, resulted in a decrease of $1.7 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $0.3 million.

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $0.7 million.

Expenses
Property operating expenses increased $11.0 million, or 9.5%, for the nine months ended September 30, 2018 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $8.8 million.

•	Increases in portfolio operating expenses as follows:

◦	property tax of approximately $1.4 million;

◦	maintenance and repair expense of approximately $0.3 million;

◦	janitorial expense of approximately $0.3 million;

◦	compensation-related expenses of approximately $1.0 million; and

◦	other expenses of $0.3 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $0.9 million.

•	Utilities expense decreased $0.2 million.

General and administrative expenses increased approximately $1.3 million, or 5.1%, for the nine months ended September 30, 2018 compared to the prior year period primarily as a result of increases in compensation and other administrative costs.
Depreciation and amortization expense increased $16.6 million, or 15.8%, for the nine months ended September 30, 2018 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $14.6 million.

•	Various building and tenant improvement expenditures resulted in an increase of $8.8 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $2.7 million.

•	Assets that became fully depreciated resulted in a decrease of $4.1 million.

Other income (expense)
For the nine months ended September 30, 2018 the Company recorded gains of approximately $30.9 million on the sale of 13 properties including a gain recognized on the non-monetary exchange in the second quarter of 2018. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding the non-monetary exchange. For the nine months ended September 30, 2017, the Company recorded gains of approximately $39.5 million on the sale of eight properties and impairment charges of approximately $5.4 million on two properties.
In the first quarter of 2018, the Company recorded $0.5 million of other income related to the termination fee of a purchase and sale agreement. The third quarter of 2017 includes approximately $0.2 million of interest income for restricted cash.
Interest expense decreased $3.5 million, or 8.2%, for the nine months ended September 30, 2018 compared to the prior year period. The components of interest expense are as follows:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Contractual interest	$37,927	$41,259	$(3,332)	(8.1)%
Net discount/premium accretion	10	149	(139)	(93.3)%
Deferred financing costs amortization	1,823	1,840	(17)	(0.9)%
Interest rate swap amortization	126	127	(1)	(0.8)%
Interest cost capitalization	(684)	(681)	(3)	0.4%
Total interest expense	$39,202	$42,694	$(3,492)	(8.2)%

Contractual interest expense decreased $3.3 million, or 8.1%, primarily due to the following activity:

•	The Senior Notes due 2021 were repaid in the fourth quarter of 2017 and accounted for a decrease of $17.3 million.

•	The Senior Notes due 2028 were issued in the fourth quarter of 2017 and accounted for an increase of $8.2 million.

•	Unsecured Credit Facility balance and interest rate increases accounted for an increase of approximately $3.6 million.

•	Unsecured Term Loan interest rate increase accounted for an increase of $1.1 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $1.3 million, offset by Mortgage notes repayments decrease of approximately $0.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2018, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	1,359	$29.04	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
Total	1,359

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
_______________

(1)	Filed as an exhibit to the Company's Form 8-K filed May 5, 2017 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) filed April 2, 1993 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed December 11, 2017 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	November 1, 2018