Form 10-K
period 2018-12-31
HEALTHCARE REALTY TRUST INC
filed 2019-02-13
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐    No    ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b -2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer		Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ☐    No  ☒
The aggregate market value of the shares of common stock of the Registrant (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2018) held by non-affiliates on June 30, 2018 was $3,548,286,261.
As of February 8, 2019, there were 125,294,458 shares of the Registrant’s common stock outstanding.
________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2019 are incorporated by reference into Part III of this Report.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2018

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
Real Estate Properties
The Company had gross investments of approximately $4.0 billion in 199 real estate properties, construction in progress, land held for development and corporate property as of December 31, 2018. The Company provided property management services for 155 healthcare-related properties nationwide, totaling approximately 11.2 million square feet as of December 31, 2018. The Company’s real estate property investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements. The following table details the Company's owned properties by facility type as of December 31, 2018:

	Gross Investment	Square Feet	Percentage of Square Feet	December 31, 2018
(Dollars and square feet in thousands)				Number of Properties	Occupancy (1)
Medical office/outpatient	$3,525,277	13,671	92.4%	189	87.3%
Inpatient	250,919	570	3.8%	5	100.0%
Office	134,621	558	3.8%	5	85.9%
Sub-Total	3,910,817	14,799	100.0%	199	87.8%
Construction in progress	33,107
Land held for development	24,647
Corporate property	5,500
Total	$3,974,071
______

(1)
The occupancy column represents the percentage of total rentable square feet leased (including month-to-month and holdover leases), excluding one property classified as held for sale as of December 31, 2018.

Financial Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2018, the Company did not have any tenants that accounted for 10% or more of the Company’s consolidated revenues. The largest revenue concentration is with Baylor Scott & White Health and its affiliates, which accounted for 9.3% of the Company's consolidated revenues, comprising 156 leases spread over 22 buildings.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's gross investments by geographic market.

Expiring Leases
As of December 31, 2018, the weighted average remaining years to expiration pursuant to the Company’s leases was approximately 3.9 years, with expirations through 2036. The table below details the Company’s lease expirations as of December 31, 2018, excluding one property classified as held for sale.

Expiration Year	Number of Leases	Leased Square Feet	Percentage of Leased Square Feet
2019 (1)	733	2,852,561	22.0%
2020	485	1,899,982	14.6%
2021	414	1,468,849	11.3%
2022	316	1,396,595	10.8%
2023	306	1,335,053	10.3%
2024	167	943,981	7.3%
2025	95	723,638	5.5%
2026	70	226,921	1.7%
2027	62	625,618	4.8%
2028	93	755,676	5.8%
Thereafter	77	761,529	5.9%
	2,818	12,990,403	100.0%
______

(1)	Includes 59 leases totaling 160,749 square feet that expired prior to December 31, 2018 and are currently on month-to-month terms.

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
Business Strategy
The Company owns and operates properties that facilitate the delivery of healthcare services in primarily outpatient settings. To execute its strategy, the Company engages in a broad spectrum of integrated services including leasing, management, acquisition, financing, development and redevelopment of such properties. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities located on or near the campuses of acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in diverse geographic locations with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer, and diagnostic centers.
2018 Investment Activity
During 2018, the Company acquired five medical office buildings, an additional suite in a previously acquired medical office building, and two office buildings for purchase prices totaling $111.5 million, inclusive of the assumption of a mortgage note payable of $8.0 million. The weighted average capitalization rate for these investments was 5.7%. The Company calculates the capitalization rate for an acquisition as the forecasted first year cash net operating income divided by the purchase price plus acquisition costs and expected first year capital expenditures.
The Company disposed of 16 properties during 2018 for a total sales price of $98.7 million. The weighted average capitalization rate for these 16 properties was 11.4%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.

In 2018, the Company funded $35.6 million toward development and redevelopment of properties. The Company had one redevelopment and one development under construction at December 31, 2018. In addition, the Company had one development and one redevelopment project that were in the process of stabilizing during 2018.

See the Company's discussion regarding the 2018 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements and development activity in Note 14 to the Consolidated Financial Statements. Also, please refer to the Company's discussion in "Trends and Matters Impacting Operating Results" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.
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
Government Regulation
The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation at the federal, state and local levels, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"), the Bipartisan Act of 2015, the Medicare Access and CHIP Modernization Act of 2015, and laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Law, False Claims Act and Health Insurance Portability and Accountability Act of 1996. These laws and regulations establish, among other things, requirements for state licensure and criteria for medical tenants to participate in government-sponsored reimbursement programs, including the Medicare and Medicaid programs. The Company's leases generally require the tenant to comply with all applicable laws relating to the tenant's use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs could have a material adverse effect on the tenant's ability to make lease payments to the Company.
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
The Tax Cuts and Jobs Act of 2017 eliminated the health insurance mandate penalty included in the Affordable Care Act. Subsequently, in 2018, a federal judge in Texas determined the Affordable Care Act could not be separated from the individual mandate and declared the Affordable Care Act no longer enforceable. The appeals process will ultimately determine the standing of the Affordable Care Act and its effect on healthcare providers, insurers and the level of the uninsured population. While the Affordable Care Act remains in effect pending the outcome of the appeals process, the ruling to overturn the law presents the industry and its individual participants with uncertainty and greater financial risk.
In 2018, President Trump's administration sought to decrease the Affordable Care Act's regulatory burden on healthcare providers and increase states' flexibility to offer short-term, basic insurance plans. These initiatives could affect the market for individual health insurance and, consequently, the demand for healthcare services. The Company cannot predict the degree to which any changes may affect indirectly the economic performance of the Company, or its tenants, positively or negatively.
The Centers for Medicare and Medicaid Services ("CMS") continued to adjust Medicare payment rates in 2018 for reimbursement “site-neutrality,” or equalizing Medicare rates for the same services provided across different facility-type settings. Section 603 of the Bipartisan Budget Act of 2015 lowered Medicare rates effective January 1, 2017 for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician-office settings. While these changes are expected to lessen reimbursement disparity between off-campus medical office and outpatient facilities, the Company’s medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, the Company cannot predict the amount of benefit from these measures or if other federal health policy or regulation will ultimately require cuts to reimbursement rates for services provided in other facility-type settings. The Company cannot predict the degree to which these changes, or changes to federal healthcare programs in general, may affect the economic performance of some or all of the Company's tenants, positively or negatively.
In 2018, physicians were required to report patient data on quality and performance measures that will affect their Medicare payments for the year 2020. Implementation of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), unless amended in future legislation, will eventually replace the traditional fee-for-service payment model for physicians with a new value-based payment initiative. MACRA compliance, and the ongoing debate over the most effective payment system to use to promote value-based reimbursement, present the industry and its individual participants with uncertainty and financial risk. The Company cannot predict the degree to which any such changes may affect the economic performance of the Company's tenants or, indirectly, the Company.
Legislative Developments
Taxation of Dividends
The Tax Cuts and Jobs Act of 2017 generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). In addition, the deduction for ordinary REIT dividends is not subject to the wage and tax basis limitations applicable to the deduction for other qualifying pass-through income. The Tax Cuts and Jobs Act of 2017 was a far-reaching and complex revision to the existing U.S. federal income tax laws and will require subsequent rulemaking and interpretation in a number of areas. As a result, the long-term impact of the Tax Reform Legislation cannot be reliably predicted. Further, many of the provisions of this act will expire in 2025, unless extended by legislative action.

Healthcare
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation or regulatory action recently enacted or in the process of implementation include:

•
the Tax Cuts and Jobs Act of 2017, affects healthcare providers and health systems in a variety of ways, positively and negatively, including by limiting their ability to deduct interest on debt, denying deductions for and imposing an excise tax on the compensation in excess of $1 million of the five most highly-compensated employees of health systems, and eliminating, in 2019, the tax penalty for the Affordable Care Act’s individual health insurance mandate;

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

•
equalization of Medicare payment rates across different facility-type settings; Section 603 of the Bipartisan Budget Act of 2015 lowered Medicare payment rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician office settings;

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
Employees
At December 31, 2018, the Company employed 277 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.
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

These risks, as well as the risks described in Item 1 under the headings “Competition,” “Government Regulation,” “Legislative Developments,” and “Environmental Matters,” and in Item 7 under the heading “Disclosure Regarding Forward-Looking Statements,” should be carefully considered before making an investment decision regarding the Company. The risks and uncertainties described below are not the only ones facing the Company, and there may be additional risks that the Company does not presently know of or that the Company currently considers not likely to have a significant impact. If any of the events underlying the following risks actually occurred, the Company’s business, consolidated financial condition, operating results and cash flows, including distributions to the Company's stockholders, could suffer, and the trading price of its common stock could decline.
Risk relating to our business and operations
The Company's expected results may not be achieved.
The Company's expected results may not be achieved, and actual results may differ materially from expectations. This may be the result of various factors, including, but not limited to: changes in the economy; the availability and cost of capital at favorable rates; increases in property taxes, utilities, and other operating expenses; changes to facility-related healthcare regulations; changes in interest rates; competition for quality assets; negative developments in the operating results or financial condition of the Company's tenants, including, but not limited to, their ability to pay rent and repay loans; the Company's ability to reposition or sell facilities with profitable results; the Company's ability to re-lease space at similar rates as vacancies occur; the Company's ability to timely reinvest proceeds from the sale of assets at similar yields; government regulations affecting tenants' Medicare and Medicaid reimbursement rates and operational requirements; unanticipated difficulties and/or expenditures relating to future acquisitions and developments; changes in rules or practices governing the Company's financial reporting; and other legal and operational matters.
The Company may decide or may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sales at rates of return equal to the return received on the properties sold. Uncertain market conditions could result in the Company selling properties at unfavorable rates or at losses in the future.
The Company had approximately $117.1 million, or 2.9% of the Company’s real estate property investments, that were subject to purchase options held by lessees that were exercisable as of December 31, 2018 or could become exercisable in 2019. Other properties have purchase options that will become exercisable in future periods. Properties with options exercisable in 2019 produced aggregate net operating income of approximately $11.1 million in 2018. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options may be purchased at rates of return above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s consolidated financial condition and results of operations.

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
The Company receives a significant portion of its revenues by leasing assets subject to fixed rent escalations. Eighty-eight percent of leases have increases that are based upon fixed percentages, eleven percent of leases have increases based on the Consumer Price Index and one percent have no increase. If the fixed percentage increases begin to lag behind inflation and operating expense growth, the Company's performance, growth, and profitability would be negatively impacted.

The Company’s real estate investments are illiquid and the Company may not be able to sell properties strategically targeted for disposition.
Because real estate investments are relatively illiquid, the Company’s ability to adjust its portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including debt service (if any), real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result in reduced earnings and could have an adverse effect on the Company’s financial condition. In addition, the Company may not be able to sell properties targeted for disposition, including properties held for sale, due to adverse market conditions. This may negatively affect, among other things, the Company’s ability to sell properties on favorable terms, execute its operating strategy, repay debt, or pay dividends.
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
As of December 31, 2018, the Company had investment concentrations of greater than 5% of its total investments in the Dallas, Texas (12.1%) and Seattle, Washington (11.8%) markets. These concentrations increase the exposure to adverse conditions that might affect these markets, including natural disasters, local economic conditions, local real estate market conditions, increased competition, state and local regulation, including property taxes, and other localized events or conditions.
Many of the Company’s leases are dependent on the viability of associated health systems. Revenue concentrations relating to these leases expose the Company to risks related to the financial condition of the associated health systems.
The Company’s revenue concentrations with tenants are diversified, with the largest revenue concentration relating to Baylor Scott & White Health and its affiliates, which accounted for 9.3% of the Company's consolidated revenues.
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
As of December 31, 2018, the Company had 107 properties that were held under ground leases, including one property with construction in progress, representing an aggregate gross investment of approximately $2.1 billion. The weighted average remaining term of the Company's ground leases is approximately 67.9 years, including renewal options. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
United States government tenants may not receive annual budget appropriations, which could adversely affect their ability to pay the Company.
The Company may lease to United States government tenants from time to time. Such tenants may be subject to annual budget appropriations. If a United States government tenant fails to receive its annual budget appropriation, it might not be able to make its lease payments to the Company. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. Leases with United States government tenants typically provide that the government tenant may terminate the lease under certain circumstances. As of December 31, 2018, the Company had one lease with a United States government tenant which accounted for approximately 0.3% of the Company’s total annualized cash net operating income.
Risks relating to our capital structure and financings
The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future.
As of December 31, 2018, the Company had approximately $1.4 billion of outstanding indebtedness, excluding discounts, premiums and debt issuance costs. Covenants under the Credit Agreement, dated as of October 14, 2011, among the Company and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended (“Unsecured Credit Facility”), the Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended (the “Unsecured Term Loan due 2022”) and the indentures governing the Company’s senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service the debt, thereby reducing the funds available to implement the Company’s business strategy and to make distributions to stockholders. A high level of indebtedness could also:

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
The Company is exposed to increases in interest rates, changes to the method that LIBOR rates are determined, and the potential phasing out of LIBOR. Such changes could adversely impact the Company's ability to refinance existing debt, sell assets or engage in acquisition and development activity.
The Company receives a significant portion of its revenues by leasing its assets under long-term leases in which the rental rate is generally fixed, subject to annual rent escalators. A significant portion of the Company’s debt may be subject to floating rates, based on LIBOR or other indices. LIBOR and other interest benchmarks may be subject to regulatory reform that could cause fluctuations in interest rates under the Company's debt agreements that are unanticipated. The United Kingdom's Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating it will develop. The Company's existing and future debt agreements that are based on LIBOR could be adversely affected by such changes.
In addition, the generally fixed nature of revenues and the variable rate of certain debt obligations create interest rate risk for the Company. Increases in interest rates could make the financing of any acquisition or investment activity more costly. Rising interest rates would increase the cost of borrowing under the Unsecured Credit Facility and the Unsecured Term Loan due 2022, could limit the Company’s ability to refinance existing debt when it matures or cause the Company to pay higher rates upon refinancing. An increase in interest rates also could have the effect of reducing the amounts that third parties might be willing to pay for real estate assets, which could limit the Company’s ability to sell assets at times when it might be advantageous to do so.
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
Adverse trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments.
The healthcare service industry may be affected by the following:

•	trends in the method of delivery of healthcare services;

•	competition among healthcare providers;

•	consolidation among healthcare providers, health insurers, hospitals and health systems;

•
lower reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;

•	availability of capital;

•	credit downgrades;

•	liability insurance expense;

•	pharmaceutical drug expense;

•	regulatory and government reimbursement uncertainty resulting from the Affordable Care Act and other healthcare reform laws;

•	efforts to repeal, replace or modify the Affordable Care Act in whole or in part;

•
health reform initiatives to address healthcare costs through expanded value-based purchasing programs, bundled provider payments, health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, lower payments for hospital readmissions, and shared risk-and-reward payment models such as accountable care organizations;

•	federal court decisions on cases challenging the legality of the Affordable Care Act, in whole or in part;

•	federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates;

•	equalizing Medicare payment rates across different settings;

•	heightened health information technology security standards and the meaningful use of electronic health records by healthcare providers; and

•	potential tax law changes affecting providers.

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

If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax on its taxable income at regular corporate rates and possibly increased state and local taxes (and the Company might need to borrow money or sell assets in order to pay any such tax). Further, dividends paid to the Company’s stockholders would not be deductible by the Company in computing its taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to the Company’s stockholders, which in turn could have an adverse impact on the value of, and trading prices for, the Company’s common stock. In addition, in such event the Company would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of the Company’s common stock. Unless the Company were entitled to relief under certain provisions of the Internal Revenue Code, the Company also would continue to be disqualified from taxation as a REIT for the four taxable years following the year in which the Company failed to qualify as a REIT.

Even if the Company remains qualified for taxation as a REIT, the Company is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed taxable income, and state or local income, franchise, property and transfer taxes. These tax liabilities would reduce the Company’s cash flow and could adversely affect the value of the Company’s common stock. For more specific information on state income taxes paid, see Note 15 to the Consolidated Financial Statements.
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

•
Maryland unsolicited takeover statute. Under Maryland law, the Company's board of directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for the Company or make an acquisition of the Company more difficult. On February 12, 2019, the Company opted out of the provision of this statute that permits the board to classify without shareholder vote. As such, the Company's board could not classify into multiple classes without stockholders' approval.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In addition to the properties described in Item 1. “Business,” in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from unrelated third parties from time to time. The Company’s base rent for 2018 was approximately $1.0 million for office space leases, including its Corporate Headquarters located at 3310 West End Avenue in Nashville, Tennessee. The Company acquired the property where the Corporate Headquarters is located in December 2018.
Item 3. Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” At December 31, 2018, there were 1,005 stockholders of record.
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018 about the Company’s common stock that may be issued as restricted stock and upon the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2015 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	328,533	—	1,788,760
Equity compensation plans not approved by security holders	—	—	—
Total	328,533	—	1,788,760
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

Issuer Purchases of Equity Securities
During the year ended December 31, 2018, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	20,687	$32.12	—	—
February 1 - February 28	509	29.36	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	1,359	29.04	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
October 1 - October 31	—	—	—	—
November 1 - November 30	11,318	29.80	—	—
December 1 - December 31	117,480	28.89	—	—
Total	151,353

Item 6. Selected Financial Data
The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements:

	Year Ended December 31,
(Amounts in thousands except per share data)	2018	2017 (1)	2016 (1)	2015	2014
Statement of Income Data:
Total revenues	$450,389	$424,737	$411,955	$388,471	$370,855
Total expenses	370,016	335,055	310,003	283,541	267,100
Other income (expense)	(10,602)	(66,590)	(16,381)	(46,094)	(69,776)
Income from continuing operations	$69,771	$23,092	$85,571	$58,836	$33,979
Income (loss) from discontinued operations	—	—	—	10,600	(1,799)
Net income attributable to common stockholders	$69,771	$23,092	$85,571	$69,436	$31,887

Diluted earnings per common share:
Income from continuing operations	$0.55	$0.18	$0.78	$0.59	$0.35
Income (loss) from discontinued operations	—	—	—	0.11	(0.02)
Net income attributable to common stockholders	$0.55	$0.18	$0.78	$0.70	$0.33
Weighted average common shares outstanding-Diluted	123,351	118,017	109,387	99,880	96,759

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$3,974,071	$3,838,638	$3,628,221	$3,380,908	$3,258,279
Real estate properties, net	$2,958,897	$2,941,208	$2,787,382	$2,618,982	$2,557,608
Mortgage notes receivable	$—	$—	$—	$—	$1,900
Assets held for sale, net	$9,272	$33,147	$3,092	$724	$9,146
Total assets	$3,191,247	$3,193,585	$3,040,647	$2,810,224	$2,757,510
Notes and bonds payable, net	$1,345,984	$1,283,880	$1,264,370	$1,424,992	$1,403,692
Total stockholders' equity	$1,716,642	$1,789,883	$1,653,414	$1,242,747	$1,221,054

Other Data:
Funds from operations (2)	$194,960	$134,274	$174,420	$124,571	$146,493
Funds from operations per common share - Diluted (2)	$1.57	$1.13	$1.59	$1.25	$1.51
Cash flows from operations	$208,355	$179,766	$151,272	$160,375	$125,370
Dividends paid	$150,266	$142,327	$131,759	$120,266	$116,371
Dividends declared and paid per common share	$1.20	$1.20	$1.20	$1.20	$1.20
______

(1)
The Company made certain reclassifications to the Consolidated Statements of Income that are outlined in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements. Also, the Company adopted Topic 606 using the full retrospective method on January 1, 2018. The years ended December 31, 2017 and 2016 includes the impact of the adoption.

(2)
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
Such risks and uncertainties as more fully discussed in Item 1A “Risk Factors” of this report and in other reports filed by the Company with the SEC from time to time include, among other things, the following:
Risks relating to our business and operations

•	The Company's expected results may not be achieved;

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

•	United States government tenants may not receive annual budget appropriations, which could adversely affect their ability to pay the Company;
Risks relating to our capital structure and financings

•	The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future;

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

•
The Company is exposed to increases in interest rates, changes to the method that LIBOR rates are determined, and the potential phasing out of LIBOR; and such changes could adversely impact the Company's ability to refinance existing debt, sell assets or engage in acquisition and development activity;

•	The Company's swap agreements may not effectively reduce its exposure to changes in interest rates;
Risks relating to government regulations

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

Overview
The Company owns and operates properties that facilitate the delivery of healthcare services in primarily outpatient settings. To execute its strategy, the Company engages in a broad spectrum of integrated services including leasing, management, acquisition, financing, development and redevelopment of such properties. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities located on or near the campuses of acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in diverse geographic locations with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer, and diagnostic centers.
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
The Company expects to continue to meet its liquidity needs, including capital for additional investments, dividend payments and debt service funds through cash flows from operations and the cash flow sources addressed above. The Company also had unencumbered real estate assets, excluding assets held for sale, with a gross book value of approximately $3.6 billion at December 31, 2018, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has exposure to variable interest rates and its common stock price is impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.
Operating Activities
Cash flows provided by operating activities for the three years ended December 31, 2018, 2017 and 2016 were $208.4 million, $179.8 million and $151.3 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipt of tenant rent.
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

Investing Activities
A summary of the significant transactions impacting investing activities for the year ended December 31, 2018 is listed below. See Note 4 to the Consolidated Financial Statements for more detail on these activities.

Outflows
The following table details the acquisitions for the year ended December 31, 2018:

(Dollars in millions)	Health System Affiliation	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed	Square Footage	Cap Rate (1)	Hospital Campus Location (2)	Type (3)
Seattle, WA	Overlake Health	5/4/18	$7.8	$—	13,314	5.0%	ADJ	MOB
Denver, CO (4)	CHI	5/18/18	12.1	(8.0)	93,992	5.5%	ADJ	MOB
Denver, CO (4)	CHI	5/18/18	12.9	—	93,869	7.3%	ADJ	OFC
Oklahoma City, OK	Integris Health	5/21/18	11.4	—	82,647	5.9%	ADJ	MOB
Seattle, WA	MultiCare Health	6/29/18	26.2	—	86,942	5.7%	ON	MOB
Denver, CO	CHI	8/24/18	4.1	—	17,084	6.0%	ADJ	MOB
Nashville, TN	N/A	12/4/18	31.9	—	108,691	5.0%	N/A	OFC
Chicago, IL (5)	Ascension Health	12/19/18	5.1	—	14,883	5.9%	ON	MOB
			$111.5	$(8.0)	511,422	5.7%
______

(1)	Cap rate equals the forecasted first year cash net operating income divided by the purchase price plus acquisition costs and expected first year capital expenditures.

(2)	ON = Located on a hospital campus; ADJ = Adjacent to hospital campus

(3)	MOB = medical office building; OFC = office building

(4)	The mortgage note payable assumed at acquisition encumbers both buildings.

(5)	The Company acquired an additional suite in a previously acquired medical office building.

In 2018, the Company funded $35.6 million toward development and redevelopment of properties.

In 2018, the Company funded the following tenant improvements and capital expenditures:

•	First generation tenant improvements and planned capital expenditures for acquisitions of approximately $13.1 million;

•	Second generation tenant improvements of approximately $30.9 million; and

•	Capital expenditures of approximately $20.3 million. See the Trends and Matters Impacting Operating Results - Capital Expenditures for more detail.

Inflows
The following table details these dispositions for the year ended December 31, 2018:

(Dollars in millions)	Date Disposed	Sales Price	Square Footage	Cap Rate (1)	Type (2)
Roanoke, VA (3) (4)	4/26/18	$46.2	460,881	13.3%	MOB, OFC
Michigan (5)	6/27/18	9.5	121,672	25.5%	SNF
St. Louis, MO	8/30/18	9.8	70,893	4.3%	MOB
Denver, CO	12/20/18	16.9	34,068	6.9%	IRF
Cleveland, TN	12/21/18	13.3	81,382	6.5%	MOB
Tucson, AZ	12/27/18	3.0	37,310	8.8%	MOB
Total dispositions		$98.7	806,206	11.4%
______

(1)	Cap rate equals in-place cash net operating income divided by the sales price.

(2)	MOB = medical office building; SNF = skilled nursing facility; OFC = office; IRF = inpatient rehabilitation facility

(3)	Previously classified as held for sale.

(4)	Includes seven properties and comprised of five single-tenant net lease buildings and two multi-tenant buildings.

(5)	Includes five skilled nursing facilities.

Financing Activities

Debt Activity
Below is a summary of the significant financing activity for the year ended December 31, 2018. See Notes 9 and 10 to the Consolidated Financial Statements for more information on the capital markets and financing activities:

The Company had the following changes in debt structure:

•
In January 2018, the Company entered into two interest rate swaps totaling $50.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2022 to a fixed rate of interest of 2.46% (plus the applicable margin rate, currently 1.10%) through December 16, 2022.

•	The following table details the mortgage note payable activity for the year ended December 31, 2018:

(Dollars in millions)	Transaction Date	Borrowing (Repayment)	Encumbered Square Footage	Contractual Interest Rate
Debt assumptions:
Denver, CO (1)	05/18/18	$8.0	187,861	4.5%
Total borrowings		$8.0	187,861	4.5%

Repayments in full:
Richmond, VA	10/1/18	$(5.7)	59,240	6.6%
Seattle, WA	12/3/18	(9.1)	35,558	5.8%
Total repayments		$(14.8)	94,798	6.1%
______

(1)	Assumed upon acquisition and excluding fair value adjustments totaling $0.1 million in aggregate recorded at closing.

The following table details the Company's debt balances as of December 31, 2018:

	Principal Balance	Carrying Balance (3)	Weighted Years to Maturity	Contractual Rate	Effective Rate
Senior Notes due 2023	$250,000	$248,117	4.3	3.75%	3.95%
Senior Notes due 2025	250,000	248,278	6.3	3.88%	4.08%
Senior Notes due 2028	300,000	295,198	9.0	3.63%	3.84%
Total Senior Notes Outstanding	$800,000	$791,593	6.7	3.74%	3.95%
Unsecured credit facility due 2020 (1)	262,000	262,000	1.6	LIBOR+1.00%	3.50%
Unsecured term loan due 2022 (2)	150,000	149,183	4.0	LIBOR+1.10%	3.53%
Mortgage notes payable	143,115	143,208	5.1	4.96%	4.79%
Total Outstanding Notes and Bonds Payable	$1,355,115	$1,345,984	5.2	3.80%	3.91%
______

(1)
As of December 31, 2018, the Company had $262.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 3.50% and a remaining borrowing capacity of approximately $438.0 million.

(2)
The effective interest rate includes the impact of interest rate swaps totaling $25.0 million and $50.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Term Loan to a fixed rate of interest of 2.18% and 2.46%, respectively (plus the applicable margin rate, currently 1.10%).

(3)	Balances are reflected net of discounts and debt issuance costs and include premiums.

Debt Covenant Information
As of December 31, 2018, 99.0% of the Company’s debt balances were due after 2019. Also, as of December 31, 2018, the Company's limitations of incurrence of total debt covenant as defined in the senior notes due 2025 and 2028 [debt divided by (total assets less intangibles and accounts receivable)] was approximately 32.9% (cannot be greater than 60%) and debt service coverage [interest expense divided by (net income plus interest expense, taxes, deprecation and amortization, gains and impairments)] was approximately 4.8 times (cannot be less than 1.5x).

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2018, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
The Company plans to manage its capital structure to maintain compliance with its debt covenants consistent with its current profile. Downgrades in ratings by the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on consolidated results of operations, liquidity and/or financial condition.

Common Stock Issuances
On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. On May 5, 2017, the Company entered into a sales agreement with a sixth investment bank in connection with the same allotment of shares. No shares were issued under this program in 2018. The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of February 13, 2019.

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Discussed below are some of the factors and trends that management believes may impact future operations of the Company.
Acquisitions and Dispositions
During 2018, the Company acquired five medical office buildings, an additional suite in a previously acquired medical office building, and two office buildings for purchase prices totaling $111.5 million, including cash consideration of $103.1 million. This includes the assumption of a mortgage note payable of $8.0 million (excluding fair value adjustments totaling $0.1 million recorded at closing). The weighted average capitalization rate for these investments was 5.7%.

The Company disposed of 16 properties in 2018 for a total sales price of $98.7 million, yielding net cash proceeds of $96.8 million net of $1.9 million of closing costs and related adjustments. The weighted average capitalization rate for these investments was 11.4%.

A component of the Company's strategy is to continually monitor its portfolio for opportunities to improve the overall quality. Properties that are located off-campus, in smaller markets or not associated with the delivery of outpatient healthcare may be sold for higher capitalization rates than properties acquired to replace them. Properties that meet the Company's investment criteria sell for lower capitalization rates because of their lower-risk profile and higher internal growth potential. In addition, the volume and timing of such acquisitions and dispositions could have a material impact on operating results.

See the Company's discussion regarding the 2018 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements.
Development and Redevelopment Activity
In 2018, the Company funded $35.6 million toward development and redevelopment of properties, including the following:

•
The Company continued the redevelopment of a medical office building in Charlotte, North Carolina, which includes a 38,000 square foot vertical expansion. The Company funded approximately $6.1 million during the year ended December 31, 2018. The Company expects initial occupancy to occur in the second quarter of 2019.

•
The Company continued development of a 151,000 square foot medical office building in Seattle, Washington. The Company funded $21.5 million during the year ended December 31, 2018. The Company expects initial occupancy to occur in the fourth quarter of 2019.

•
The Company received a certificate of occupancy for a 99,957 square foot medical office building in Denver, Colorado in 2017. The Company spent $1.8 million during the year ended December 31, 2018 including approximately $0.1 million related to overages on tenant improvement projects that have been or will be reimbursed by the tenant. The Company anticipates funding tenant improvements throughout 2019.

•
The Company completed the redevelopment and expansion of one of its medical office buildings in Nashville, Tennessee in 2017. The Company spent approximately $6.1 million during the year ended December 31, 2018, including approximately $1.9 million related to overages on tenant improvement projects that have been or will be reimbursed by the tenant.

The Company is in the planning stages with several health systems and developers regarding new development and redevelopment opportunities and expects one or more to begin in 2019. Total costs to develop or redevelop a typical medical office building can vary depending on the scope of the project, market rental terms, parking configuration, building amenities, asset type and geographic location.

The Company’s disclosures regarding projections or estimates of completion dates and leasing may not reflect actual results. See Note 14 to the Consolidated Financial Statements for more information on the Company’s development and redevelopment activities.
Security Deposits and Letters of Credit
As of December 31, 2018, the Company held approximately $9.1 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
Multi-Tenant Leases
The Company expects that approximately 20% of the leases in its multi-tenant portfolio will expire each year. In-place multi-tenant leases have a weighted average lease term of 7.4 years and a weighted average remaining lease term of 3.4 years. Demand for well-located real estate with complementary practice types and services remains consistent, and the Company's 2018 quarterly tenant retention statistics ranged from 77% to 87%. In 2019, the Company has 731 leases totaling 2.7 million square feet in its multi-tenant portfolio that are scheduled to expire.  Of those leases, 89% are in on-campus buildings, which tend to have a high tenant retention rate.

Included in the 2019 lease expirations is a 111,000 square foot fitness center leased by Baylor Scott & White that will not renew. This fitness center is located in a 217,000 square foot on-campus medical office building. The Company is exploring options for redevelopment, including converting some or all of the space to clinical use.

The Company continues to emphasize revenue growth for its in-place leases. In 2018, the Company experienced contractual rental rate growth which averaged 2.8% for in-place leases compared to 2.7% in 2017. In addition, the Company continued to see strong quarterly weighted average rental rate growth for renewing leases ("cash leasing spread") and expects the majority of its renewals to increase between 3.0% and 4.0%. In 2018, cash leasing spreads averaged 3.3%.

In a further effort to maximize revenue growth and reduce its exposure to key expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 13% of its lease portfolio. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 32% of the Company's leased portfolio. Net leases, in which tenants pay all allowable operating expenses, total 55% of the leased portfolio.
Capital Expenditures
As a part of the Company's leasing practice, the Company seeks to earn a return on capital expenditures when determining asking lease rates for each property by considering gross investment, inclusive of any actual or expected capital expenditures. The Company invested $20.3 million, or $1.37 per square foot, in capital expenditures in 2018 and $18.8 million, or $1.28 per square foot, in capital expenditures in 2017. As a percentage of cash net operating income, 2018 and 2017 capital expenditures were 7.3% and 7.1%, respectively.

Capital expenditures are long-term investments made to maintain and improve the physical and aesthetic attributes of the Company's owned properties. Examples of such improvements include, but are not limited to, material changes to, or the full replacement of, major building systems (exterior facade, building structure, roofs, elevators, mechanical systems, electrical systems, energy management systems, upgrades to existing systems for improved efficiency) and common area improvements (furniture, signage and artwork, bathroom fixtures and finishes, exterior landscaping, parking lots or garages). These additions are capitalized into the gross investment of a property and then depreciated over their estimated useful lives, typically ranging from 7 to 20 years. Capital expenditures specifically do not include recurring maintenance expenses, whether direct or indirect, related to the upkeep and maintenance of major building systems or common area improvements.  Capital expenditures also do not include improvements related to a specific tenant suite, unless the improvement is part of a major building system or common area improvement.
Tenant Improvements
The Company may invest in tenant improvements for the purpose of refurbishing or renovating tenant space. The Company categorizes these expenditures into first and second generation tenant improvements.

First Generation Tenant Improvements & Planned Capital Expenditures for Acquisitions
First generation tenant improvements and planned capital expenditures for acquisition spending totaled $13.1 million and $5.4 million for the years ended December 31, 2018 and 2017, respectively. Planned capital expenditures for acquisitions include expected near-term fundings that were contemplated as part of the acquisition.

Second Generation Tenant Improvements
Second generation tenant improvements spending totaled $30.9 million in 2018, or 11.2% of total cash net operating income. In 2017, this spending totaled $20.4 million, or 7.7% of total cash net operating income.

If a tenant spends more than their tenant improvement allowance, the Company generally offers the tenant the option to finance the excess over the lease term with interest or reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Income and totaled approximately $0.3 million in 2018, $0.4 million in 2017, and $0.5 million in 2016. The tenant overage amount amortized to rent totaled approximately $4.4 million in 2018, $4.6 million in 2017, and $4.6 million in 2016.

Second generation, multi-tenant tenant improvement commitments in 2018 for renewals averaged $1.94 per square foot per lease year, ranging quarterly from $1.50 to $2.48. In 2017, these commitments averaged $1.78 per square foot per lease year, ranging quarterly from $1.38 to $2.30. In 2016, these commitments averaged $1.55 per square foot per lease year, ranging quarterly from $1.04 to $1.84.

Second generation, multi-tenant tenant improvement commitments in 2018 for new leases averaged $4.82 per square foot per lease year, ranging quarterly from $4.04 to $5.42. In 2017, these commitments averaged $3.60 per square foot per lease year, ranging quarterly from $2.10 to $4.78. In 2016, these commitments averaged $4.74 per square foot per lease year, ranging quarterly from $3.79 to $5.55.
Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases and 2% to 4% of the gross lease value for renewal leases. In 2018, the Company paid leasing commissions of approximately $7.1 million, or $0.48 per square foot. In 2017, the Company paid leasing commissions of approximately $7.1 million, or $0.49 per square foot. As a percentage of total cash net operating income, leasing commissions paid for 2018 and 2017 were 2.6% and 2.7%, respectively. The amount of leasing commissions amortized over the term of the applicable leases and included in property operating expense in the Company's Consolidated Statements of Income totaled $5.2 million, $4.5 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2018 totaled approximately $3.1 million, or $0.21 per square foot. Rent abatements for 2017 totaled approximately $3.0 million, or $0.20 per square foot. Rent abatements for 2016 totaled approximately $3.5 million, or $0.24 per square foot.
Single-Tenant Net Leases
The Company has two single-tenant net leased, on-campus inpatient rehabilitation facilities with lease terms scheduled to expire in the third quarter of 2019.  The Company expects that the lessee will exercise its third renewal option related to one of the leases, representing 0.9% of the total cash NOI for the twelve months ended December 31, 2018.  The other lease, representing 0.8% of total cash NOI for the same period, is not expected to renew; however, the Company expects that either (1) the hospital ground lessor will either exercise its option to purchase the building prior to the expiration of the ground lease on July 31, 2019, or (2) if not, the Company will exercise its option to purchase the land. The purchase price in either case would be determined pursuant to an appraisal process.

As of December 31, 2018, the Company had a total of 16 single-tenant net leases, excluding assets held for sale, with a weighted average lease term of 13.6 years and a weighted average remaining lease term of 8.0 years.
Property Operating Agreement
One of the Company’s 199 owned real estate properties as of December 31, 2018 was covered under a property operating agreement between the Company and a sponsoring health system. This agreement contractually obligates the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement. This agreement expires in February 2019. The Company recognized $0.7 million in property operating guaranty revenue during 2018 related to this agreement.

Operating Leases
As of December 31, 2018, the Company was obligated to make rental payments under operating lease agreements consisting primarily of ground leases related to 60 real estate investments, excluding those ground leases the Company has prepaid. At December 31, 2018, the Company had 107 properties totaling 8.8 million square feet that were held under ground leases with a remaining weighted average term of 67.9 years, including renewal options. These ground leases typically have initial terms of 50 to 75 years with one or more renewal options extending the terms to 75 to 100 years, with expiration dates through 2117. Rental expense relating to the operating leases for the years ended December 31, 2018, 2017 and 2016 was $6.9 million, $6.5 million and $5.8 million, respectively. The Company adopted Accounting Standards Codification 842, "Leases" as of January 1, 2019. See Note 1 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of this accounting standard.

Purchase Options
The Company had approximately $117.1 million in real estate properties as of December 31, 2018 that were subject to exercisable purchase options or purchase options that become exercisable during 2019. The Company has approximately $404.1 million in real estate properties that are subject to purchase options that will become exercisable after 2019. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	Number of Properties		Gross Real Estate Investment as of December 31, 2018
Year Exercisable	MOB	Inpatient	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current (3)	3	1	$95,709	$—	$95,709
2019	—	1	21,355	—	21,355
2020	—	—	—	—	—
2021	1	—	—	14,984	14,984
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	5	1	47,615	221,929	269,544
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	1	—	43,858	—	43,858
2029 and thereafter	3	—	75,733	—	75,733
Total	13	3	$284,270	$236,913	$521,183
_____

(1)	The purchase option price includes a fair market value component that is determined by an appraisal process.

(2)
Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 17% greater than the Company's current gross investment.

(3)	These purchase options have been exercisable for an average of 10.4 years.

Debt Management
The Company maintains a conservative and flexible capital structure that allows it to fund new investments and operate its existing portfolio. The Company has approximately $143.1 million of mortgage notes payable, most of which were assumed when the Company acquired properties. In 2019, approximately $8.9 million of these mortgage notes payable will mature. The Company intends to repay the mortgage notes upon maturity with cash on hand or borrowings under the unsecured credit facility.

Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index, and require the tenant to pay all or some portion of increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurance that the Company's ability to increase rents or recover operating expenses will always keep pace with inflation. The Company's leases have a weighted average lease term remaining of approximately 3.9 years. The following table shows the percentage of the Company's leases that provide for fixed or CPI-based rent increases by type as of December 31, 2018:

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

Other Items Impacting Operations
General and administrative expenses will fluctuate quarter-to-quarter. In the first quarter of each year, general and administrative expense includes increases for certain expenses such as payroll taxes, non-cash Employee Stock Purchase Plan expense and healthcare savings account fundings. The Company expects these customary expenses to increase by approximately $0.8 million in the first quarter of 2019. Approximately $0.7 million is not expected to recur in subsequent quarters in 2019.
Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The Company’s consolidated results of operations for 2018 compared to 2017 were significantly impacted by acquisitions, dispositions, extinguishments of debt, gain on sales and impairment charges recorded on real estate properties.

Revenues
Rental income increased $25.4 million, or 6.1%, to approximately $442.4 million compared to $417.0 million in the prior year and is comprised of the following:

			Change
(Dollars in thousands)	2018	2017	$	%
Property operating	$390,256	$358,009	$32,247	9.0%
Single-tenant net lease	47,860	52,897	(5,037)	(9.5)%
Straight-line rent	4,281	6,072	(1,791)	(29.5)%
Total Rental income	$442,397	$416,978	$25,419	6.1%

Property operating income increased $32.2 million, or 9.0%, from the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 contributed $26.8 million.

•	Leasing activity, including contractual rent increases, contributed $8.3 million.

•	The conversion of one property to single-tenant net lease resulted in a decrease of $0.6 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $2.3 million.

Single-tenant net lease income decreased $5.0 million, or 9.5%, from the prior year primarily as a result of the following activity:

•	Dispositions in 2017 and 2018 resulted in a decrease of $7.2 million.

•	Acquisitions in 2017 contributed $0.5 million.

•	The conversion of one property from multi-tenant resulted in an increase of $0.4 million.

•	Leasing activity, including contractual rent increases, contributed $1.3 million.

Straight-line rent income decreased $1.8 million, or 29.5%, from the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $0.8 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $0.4 million.

•	Net leasing activity and contractual rent increases resulted in a decrease of $2.2 million.

Expenses
Property operating expenses increased $13.3 million, or 8.4%, for the year ended December 31, 2018 compared to the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 resulted in an increase of $11.4 million.

•	Increases in portfolio operating expenses as follows:

◦	property tax expense of $1.6 million;

◦	compensation-related expense of $1.1 million;

◦	janitorial expense of $0.3 million; and

◦	maintenance and repair expense of $0.2 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $1.3 million.

General and administrative expenses increased approximately $1.5 million, or 4.6%, for the year ended December 31, 2018 compared to the prior year primarily as a result of the following activity:

•	Increase in non-cash performance-based compensation expense totaling $0.6 million.

•	Increase in payroll compensation of $0.9 million.

•	Decrease in cash performance-based compensation expense totaling $0.4 million.

•	Other net increases, including professional fees and other administrative costs, of $0.4 million.

Depreciation and amortization expense increased $21.7 million, or 15.3%, for the year ended December 31, 2018 compared to the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2017 and 2018 resulted in increases of $18.6 million.

•	Various building and tenant improvement expenditures caused increases of $11.7 million.

•	Dispositions in 2017 and 2018 resulted in decreases of $3.2 million.

•	Assets that became fully depreciated resulted in decreases of $5.4 million.

Other Income (Expense)
Other income (expense), a net expense, decreased $56.0 million, or 84.1%, for the year ended December 31, 2018 compared to the prior year mainly due to the following activity:

Gain on Sales of Real Estate Properties
Gain on sales of real estate properties totaling approximately $41.7 million and $39.5 million are associated with the sales of sixteen and eight real estate properties during 2018 and 2017, respectively.
Interest Expense
Interest expense decreased $3.6 million for the year ended December 31, 2018 compared to the prior year. The components of interest expense are as follows:

(Dollars in thousands)	2018	2017	Change	Percentage Change
Contractual interest	$51,147	$54,435	$(3,288)	(6.0)%
Net discount/premium accretion	5	187	(182)	(97.3)%
Debt issuance costs amortization	2,435	2,476	(41)	(1.7)%
Amortization of interest rate swap settlement	168	175	(7)	(4.0)%
Interest cost capitalization	(951)	(871)	(80)	9.2%
Total interest expense	$52,804	$56,402	$(3,598)	(6.4)%

Contractual interest decreased $3.3 million, or 6.0%, primarily as a result of the following activity:

•	The Senior Notes due 2028 in an aggregate amount of $300.0 million were issued in the fourth quarter of 2017 and accounted for an increase of $10.3 million.

•	The Senior Notes due 2021 were repaid in the fourth quarter of 2017 and accounted for a decrease of $21.9 million.

•	The Unsecured Credit Facility due 2020 and Unsecured Term Loan due 2022 accounted for a net increase of $7.1 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $1.7 million, and mortgage notes repayments accounted for a decrease of $0.2 million.

•	Scheduled monthly interest payments related to the Company's mortgage notes payable decreased $0.3 million.

Loss on Extinguishments of Debt
Loss on extinguishment of debt of approximately $45.0 million is associated with the 2017 redemption of the Senior Notes due 2021.

Impairment of Real Estate Assets
Impairment of real estate assets totaling approximately $5.4 million is associated with the sale of two real estate properties during 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The Company’s consolidated results of operations for 2017 compared to 2016 were significantly impacted by acquisitions, dispositions, extinguishments of debt, gain on sales and impairment charges recorded on real estate properties.

Revenues
Rental income increased $14.8 million, or 3.7%, to approximately $417.0 million compared to $402.2 million in the prior year and is comprised of the following:

			Change
(Dollars in thousands)	2017	2016	$	%
Property operating	$358,009	$331,109	$26,900	8.1%
Single-tenant net lease	52,897	63,895	(10,998)	(17.2)%
Straight-line rent	6,072	7,201	(1,129)	(15.7)%
Total Rental income	$416,978	$402,205	$14,773	3.7%

Property operating income increased $26.9 million, or 8.1%, from the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $18.2 million.

•	Net leasing activity including contractual rent increases and renewals contributed $13.1 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $4.4 million.

Single-tenant net lease income decreased $11.0 million, or 17.2%, from the prior year primarily as a result of the following activity:

•	Dispositions in 2016 and 2017 resulted in a decrease of $10.1 million.

•	Reduction in lease revenue of $2.1 million upon tenant vacate and reclassification to held for sale.

•	Acquisitions in 2016 and 2017 resulted in an increase of $0.7 million.

•	Contractual rent increases resulted in an increase of $0.5 million.

Straight-line rent income decreased $1.1 million, or 15.7%, from the prior year primarily as a result of the following activity:

•	Acquisitions in 2016 and 2017 resulted in an increase of $0.8 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $0.5 million.

•	The effect of prior year rent abatements that expired and net leasing activity resulted in a decrease of $1.4 million.

Other operating income decreased $2.0 million, or 20.4% from the prior year primarily due to the expiration of property operating agreements.

Expenses
Property operating expenses increased $10.7 million, or 7.3%, for the year ended December 31, 2017 compared to the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in an increase of $7.7 million.

•	Increases in portfolio operating expenses as follows:

◦	property tax expense of $2.0 million;

◦	maintenance and repair expense of $0.3 million;

◦	ground lease straight-line rent expense of $0.8 million;

◦	janitorial expense of $0.7 million;

◦	utilities expense of $0.3 million;

◦	compensation-related expense of $0.4 million; and

◦	security expense of $0.1 million.

•	Dispositions in 2016 and 2017 resulted in a decrease of $1.6 million.

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

Depreciation and amortization expense increased $14.8 million, or 11.6%, for the year ended December 31, 2017 compared to the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2016 and 2017 resulted in increases of $11.1 million.

•	Various building and tenant improvement expenditures caused increases of $11.9 million.

•	Dispositions in 2016 and 2017 resulted in decreases of $5.2 million.

•	Assets that became fully depreciated resulted in decreases of $3.0 million.

Other Income (Expense)
Other income (expense), a net expense, increased $50.2 million, or 306.5%, for the year ended December 31, 2017 compared to the prior year mainly due to the following activity:

Gain on Sales of Real Estate Properties
Gain on sales of real estate properties totaling approximately $39.5 million and $41.0 million are associated with the sales of eight and six real estate properties during 2017 and 2016, respectively.
Interest Expense
Interest expense decreased $0.9 million for the year ended December 31, 2017 compared to the prior year. The components of interest expense are as follows:

(Dollars in thousands)	2017	2016	Change	Percentage Change
Contractual interest	$54,435	$55,666	$(1,231)	(2.2)%
Net discount/premium accretion	187	(45)	232	(515.6)%
Debt issuance costs amortization	2,476	2,820	(344)	(12.2)%
Amortization of interest rate swap settlement	175	168	7	4.2%
Interest cost capitalization	(871)	(1,258)	387	(30.8)%
Total interest expense	$56,402	$57,351	$(949)	(1.7)%

Contractual interest decreased $1.2 million, or 2.2%, primarily as a result of the following activity:

•	The Senior Notes due 2028 in an aggregate amount of $300.0 million were issued in the fourth quarter of 2017 and accounted for an increase of $0.6 million.

•	The Senior Notes due 2021 were repaid in the fourth quarter of 2017 and accounted for a decrease of $1.1 million.

•	The Unsecured Credit Facility and Unsecured Term Loan due 2022 accounted for a net decrease of $0.2 million.

•	Mortgage notes assumed upon acquisition of real properties accounted for an increase of $0.3 million, and mortgage notes repayments accounted for a decrease of $0.9 million.

•	Scheduled monthly interest payments related to the Company's mortgage notes payable increased $0.1 million.

Loss on Extinguishments of Debt
Loss on extinguishment of debt of approximately $45.0 million is associated with the 2017 redemption of the Senior Notes due 2021.

Impairment of Real Estate Assets
Impairment of real estate assets totaling approximately $5.4 million associated with the sale of two real estate properties during 2017.
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
Funds from Operations ("FFO"), Normalized FFO and Funds Available for Distribution ("FAD")
FFO and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, impairment, and after adjustments for unconsolidated partnerships and joint ventures.”
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, deferred financing fees amortization, stock-based compensation expense and provision for bad debts, net; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions paid and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.
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

The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2018	2017	2016
Net income	$69,771	$23,092	$85,571
Gain on sales of real estate properties	(41,665)	(39,524)	(41,044)
Impairments	—	5,385	121
Real estate depreciation and amortization	166,854	145,321	129,772
Total adjustments	125,189	111,182	88,849
Funds from Operations	$194,960	$134,274	$174,420
Acquisition and pursuit costs	738	2,180	3,414
Write-off of debt issuance costs upon amendment of credit facilities	—	—	81
Pension termination	—	—	4
Forfeited earnest money received	(466)	—	—
Revaluation of awards upon retirement	70	—	89
Debt financing costs	—	45,773	—
Normalized Funds from Operations	$195,302	$182,227	$178,008
Non-real estate depreciation and amortization	5,892	5,551	5,475
Provision for bad debt, net	60	159	(21)
Straight-line rent income, net	(2,728)	(4,575)	(7,134)
Stock-based compensation	10,621	10,027	7,509
Non-cash items included in cash flows from operating activities	13,845	11,162	5,829
2nd Generation tenant improvements	(30,939)	(20,367)	(23,692)
Leasing commissions paid	(7,119)	(7,099)	(5,210)
Capital expenditures	(20,347)	(18,790)	(17,122)
Funds Available for Distribution	$150,742	$147,133	$137,813
Funds from Operations per Common Share - Diluted	$1.57	$1.13	$1.59
Normalized Funds from Operations per Common Share - Diluted	$1.57	$1.53	$1.63
Weighted average common shares outstanding - Diluted	124,104	118,877	109,387

Same Store Cash NOI
Cash net operating income ("NOI") and same store cash NOI are key performance indicators. Management considers same store cash NOI a supplemental measure because it allows investors, analysts and Company management to measure unlevered property-level operating results. The Company defines cash NOI as operating revenues (property operating revenue, single-tenant net lease revenue, parking income and property lease guaranty revenue) less property operating expenses related specifically to the property portfolio. Cash NOI excludes general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. Cash NOI also excludes non-cash items such as straight-line rent, above and below market lease intangibles, leasing commission amortization, lease inducements, lease terminations and tenant improvement amortization. Same store NOI is historical and not necessarily indicative of future results.
The following table reflects the Company's same store cash NOI for the years ended December 31, 2018 and 2017.

			Same Store Cash NOI for the
			Year Ended December 31,
(Dollars in thousands)	Number of Properties (1)	Gross Investment at December 31, 2018	2018	2017
Multi-tenant Properties	151	$2,897,873	$208,348	$202,556
Single-tenant Net Lease Properties	14	471,319	42,476	41,101
Total	165	$3,369,192	$250,824	$243,657
______

(1)	Properties are based on the same store definition included below and exclude assets classified as held for sale.

Properties included in the same store analysis are stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented and include redevelopment projects. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, and recently completed developments. In addition, the Company excludes properties that meet any of the following Company-defined criteria to be included in the reposition property group:

•	Properties having less than 60% occupancy that is expected to last at least two quarters;

•	Properties that experience a loss of occupancy over 30% in a single quarter; or

•	Properties with negative net operating income that is expected to last at least two quarters.

Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Development properties will be included in the same store pool eight full quarters after substantial completion or initial occupancy, if different. Any additional square footage created by redevelopment projects at a same store property is included in the same store pool immediately upon completion. Any property included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive net operating income and has remained at that level for eight full quarters.

The following tables reconcile same store cash NOI to the respective line items in the Consolidated Statements of Income and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store Cash NOI:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Net income	$69,771	$23,092
Other income (expense)	10,602	66,590
General and administrative expense	34,511	32,992
Depreciation and amortization expense	164,201	142,472
Other expenses (1)	7,849	8,626
Straight-line rent revenue	(4,281)	(6,072)
Other revenue (2)	(5,287)	(4,566)
Cash NOI	277,366	263,134
Cash NOI not included in same store	(26,542)	(19,477)
Same store Cash NOI	$250,824	$243,657

______

(1)	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent.

(2)
Includes management fee income, storage income, interest, mortgage interest income, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Property Count:

Property Count as of December 31, 2018
Same store properties	165
Acquisitions	22
Development Completions	1
Reposition	11
Total owned real estate properties	199

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on its consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of December 31, 2018, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT under the Internal Revenue Code. The Company's material contractual obligations are included in the table below. As of December 31, 2018, the Company had no long-term capital lease obligations.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$1,602,728	$52,365	$376,206	$507,276	$666,881
Operating lease commitments (2)	349,750	5,288	10,498	10,431	323,533
Construction in progress (3)	46,133	39,352	6,781	—	—
Tenant improvements (4)	29,176	29,176	—	—	—
Total contractual obligations	$2,027,787	$126,181	$393,485	$517,707	$990,414
______

(1)
The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility and a portion of the Unsecured Term Loan due 2022, whose balance and interest rate may fluctuate from day to day. The fixed rate interest resulting from the Company's outstanding swaps on $75.0 million of the Unsecured Term Loan due 2022 are reflected in the table above. Excluded from the table above are the discounts on the Company's outstanding senior notes of approximately $3.4 million, net premiums totaling approximately $0.8 million on 17 mortgage notes payable, and debt issuance costs totaling approximately $6.5 million which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2018. The Company’s long-term debt principal obligations are presented in more detail in the table below.

(In millions)	Principal Balance at Dec. 31, 2018	Principal Balance at Dec. 31, 2017	Maturity Date	Contractual Interest Rates at December 31, 2018	Principal Payments	Interest Payments
Unsecured Credit Facility	$262.0	$189.0	7/20	LIBOR + 1.00%	At maturity	Monthly
Unsecured Term Loan due 2022	150.0	150.0	12/22	LIBOR + 1.10%	At maturity	Monthly
Senior Notes due 2023	250.0	250.0	4/23	3.75%	At maturity	Semi-Annual
Senior Notes due 2025	250.0	250.0	5/25	3.88%	At maturity	Semi-Annual
Senior Notes due 2028	300.0	300.0	1/28	3.63%	At maturity	Semi-Annual
Mortgage notes payable	143.1	154.9	7/19-5/40	3.31%-6.88%	Monthly	Monthly
	$1,355.1	$1,293.9

(2)	Includes primarily ground leases, with expiration dates through 2117, related to various real estate investments for which the Company is currently making payments.

(3)
Includes cash flow projections related to the construction of one building in Seattle, Washington and the redevelopment of a building in Charlotte, North Carolina. This amount includes $3.4 million of invoices that were accrued and included in construction in progress on the Company's Consolidated Balance Sheet as of December 31, 2018.

(4)	The Company has remaining tenant improvement allowances, excluding construction in progress, of approximately $29.2 million.

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
Direct costs of a development project generally include construction costs, professional services such as architectural and legal costs, travel expenses, and land acquisition costs as well as other types of fees and expenses. These costs are capitalized as part of the basis of an asset to which such costs relate. Indirect costs include capitalized interest and overhead costs. Indirect costs are capitalized during construction and on the unoccupied space in a property for up to one year after the property is ready for its intended use. Capitalized interest is calculated using the weighted average interest rate of the Company's unsecured debt or the interest rate on project specific debt, if applicable. The Company’s overhead costs are based on overhead load factors that are charged to a project based on direct time incurred. The Company computes the overhead load factors annually for its acquisition and development departments, which have employees who are involved in the projects. The overhead load factors are computed to absorb that portion of indirect employee costs (payroll and benefits, training, and similar costs) that are attributable to the productive time the employee incurs working directly on projects. The employees in the Company’s development departments who work on these projects maintain and report their hours daily, by project. Employee costs that are administrative, such as vacation time, sick time, or general and administrative time, are expensed in the period incurred.
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
As of December 31, 2018 and 2017, the Company's Consolidated Balance Sheets include capitalized pursuit costs relating to potential developments totaling $2.2 million and $2.0 million respectively. The Company expensed costs related to the pursuit of acquisitions totaling $0.6 million, $2.0 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the Company expensed costs related to the pursuit of developments totaling $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The Company's 2018 and 2017 reviews indicated that no impairment had occurred with respect to the Company's $3.5 million goodwill asset.
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
The Company did not record any impairment charges in 2018. The Company recorded impairment charges totaling $5.4 million and $0.1 million, respectively, for the years ended December 31, 2017, and 2016 related to real estate properties and other long-lived assets. The impairment charges in 2017 related to two properties sold. The impairment charges in 2016 related to one property classified as held for sale, reducing the Company's carrying value on the property to the estimated fair value of the property less estimated costs to sell.
Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2018, the Company had gross investments of approximately $3.7 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
As described in more detail in Note 1 to the Consolidated Financial Statements, when the Company acquires real estate properties with in-place leases, the cost of the acquisition must be allocated between the acquired tangible real estate assets “as if vacant” and any acquired intangible assets. Such intangible assets could include above- (or below-) market in-place leases and at-market in-place leases, which could include the opportunity costs associated with absorption period rentals, direct costs associated with obtaining new leases such as tenant improvements, and customer relationship assets. With regard to the elements of estimating the “as if vacant” values of the property and the intangible assets, including the absorption period, occupancy increases during the absorption period, and tenant improvement amounts, the Company uses the same absorption period and occupancy assumptions for similar property types. Any remaining excess purchase price is then allocated to the tangible and intangible assets based on their relative fair values. The identifiable tangible and intangible assets are then subject to depreciation and amortization.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt. Management uses regular monitoring of market conditions and analysis techniques to manage this risk.
As of December 31, 2018, $0.9 billion of the Company’s $1.3 billion of outstanding debt bore interest at fixed rates, excluding the Company’s interest rate swaps which convert a portion of the Unsecured Term Loan due 2022 from variable interest to a fixed interest rate.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance as of December 31, 2018	Calculated Annual Interest	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Unsecured Credit Facility	$262,000	$9,177	$(656)	$656
Unsecured Term Loan due 2022 (1)	150,000	5,295	(530)	530
	$412,000	$14,472	$(1,186)	$1,186
______

(1)	As of December 31, 2018 the Company had interest rate swaps that fix the interest rate of $75.0 million of the Unsecured Term Loan due 2022.

		Fair Value
(Dollars in thousands)	Carrying Value as of December 31, 2018	December 31, 2018	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2017 (1)
Fixed Rate Debt:
Senior Notes due 2023 (2)	248,117	239,377	235,028	243,842	240,281
Senior Notes due 2025 (2)	248,278	238,811	232,836	245,147	241,324
Senior Notes due 2028 (2)	295,198	294,662	286,180	303,545	294,848
Mortgage Notes Payable (2)	143,208	142,474	140,649	144,349	155,301
	$934,801	$915,324	$894,693	$936,883	$931,754
______

(1)
Fair values as of December 31, 2017 represent fair values of obligations that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

(2)
Balances are presented net of discounts and debt issuance costs and including premiums. The fair value presented is based on Level 2 inputs defined as model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated (the "Company") and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 13, 2019 expressed an unqualified opinion thereon.
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

Nashville, Tennessee
February 13, 2019

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
 (Amounts in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$230,206	$201,283
Buildings, improvements and lease intangibles	3,675,415	3,601,460
Personal property	10,696	10,314
Construction in progress	33,107	5,458
Land held for development	24,647	20,123
	3,974,071	3,838,638
Less accumulated depreciation	(1,015,174)	(897,430)
Total real estate properties, net	2,958,897	2,941,208
Cash and cash equivalents	8,381	6,215
Assets held for sale, net	9,272	33,147
Other assets, net	214,697	213,015
Total assets	$3,191,247	$3,193,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,345,984	$1,283,880
Accounts payable and accrued liabilities	80,411	70,995
Liabilities of properties held for sale	587	93
Other liabilities	47,623	48,734
Total liabilities	1,474,605	1,403,702
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 300,000 shares authorized; 125,279 and 125,132 shares issued and outstanding at December 31, 2018 and 2017, respectively.	1,253	1,251
Additional paid-in capital	3,180,284	3,173,429
Accumulated other comprehensive loss	(902)	(1,299)
Cumulative net income attributable to common stockholders	1,088,119	1,018,348
Cumulative dividends	(2,552,112)	(2,401,846)
Total stockholders’ equity	1,716,642	1,789,883
Total liabilities and stockholders' equity	$3,191,247	$3,193,585
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
 (Amounts in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
REVENUES
Rental income	$442,397	$416,978	$402,205
Other operating	7,992	7,759	9,750
	450,389	424,737	411,955
EXPENSES
Property operating	170,506	157,252	146,529
General and administrative	34,511	32,992	31,309
Acquisition and pursuit costs	738	2,180	4,496
Depreciation and amortization	164,201	142,472	127,690
Bad debt, net of recoveries	60	159	(21)
	370,016	335,055	310,003
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	41,665	39,524	41,044
Interest expense	(52,804)	(56,402)	(57,351)
Loss on extinguishment of debt	—	(44,985)	—
Pension termination	—	—	(4)
Impairment of real estate assets	—	(5,385)	(121)
Interest and other income, net	537	658	51
	(10,602)	(66,590)	(16,381)
NET INCOME	$69,771	$23,092	$85,571
Basic earnings per common share	$0.55	$0.18	$0.79
Diluted earnings per common share	$0.55	$0.18	$0.78
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	123,292	117,926	108,572
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	123,351	118,017	109,387
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income
 (Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
NET INCOME	$69,771	$23,092	$85,571
Other comprehensive income (loss):
Interest rate swaps:
Reclassification adjustment for losses included in net income (Interest expense)	424	176	168
Losses arising during the period	(27)	(74)	—
Other comprehensive income	397	102	168
COMPREHENSIVE INCOME	$70,168	$23,194	$85,739
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity
 (Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2015	$—	$1,015	$2,461,376	$(1,569)	$909,685	$(2,127,760)	$1,242,747
Issuance of stock, net of costs	—	140	450,409	—	—	—	450,549
Common stock redemption	—	—	(1,460)	—	—	—	(1,460)
Stock-based compensation	—	9	7,589	—	—	—	7,598
Net income	—	—	—	—	85,571	—	85,571
Loss on forward starting interest rate swaps	—	—	—	168	—	—	168
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(131,759)	(131,759)
Balance at December 31, 2016	—	1,164	2,917,914	(1,401)	995,256	(2,259,519)	1,653,414
Issuance of stock, net of costs	—	84	248,508	—	—	—	248,592
Common stock redemption	—	(1)	(3,017)	—	—	—	(3,018)
Stock-based compensation	—	4	10,024	—	—	—	10,028
Net income	—	—	—	—	23,092	—	23,092
Loss on forward starting interest rate swaps	—	—	—	102	—	—	102
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(142,327)	(142,327)
Balance at December 31, 2017	—	1,251	3,173,429	(1,299)	1,018,348	(2,401,846)	1,789,883
Issuance of stock, net of costs	—	—	616	—	—	—	616
Common stock redemption	—	(1)	(4,449)	—	—	—	(4,450)
Stock-based compensation	—	3	10,688	—	—	—	10,691
Net income	—	—	—	—	69,771	—	69,771
Loss on interest rate swaps	—	—	—	397	—	—	397
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(150,266)	(150,266)
Balance at December 31, 2018	$—	$1,253	$3,180,284	$(902)	$1,088,119	$(2,552,112)	$1,716,642
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$69,771	$23,092	$85,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,201	142,472	127,690
Other amortization	3,000	3,879	3,351
Share-based compensation	10,691	10,028	7,598
Amortization of straight-line rent receivable	(4,281)	(6,072)	(7,201)
Amortization of straight-line rent liability	1,519	1,497	67
Gain on sales of real estate assets	(41,665)	(39,524)	(41,044)
Loss on extinguishment of debt	—	44,985	—
Impairment of real estate assets	—	5,385	121
Equity from unconsolidated joint ventures (income)	(4)	(7)	—
Distributions from unconsolidated joint ventures	182	—	—
Provision for bad debts, net	60	159	(21)
Changes in operating assets and liabilities:
Other assets	(3,998)	(2,156)	(1,332)
Accounts payable and accrued liabilities	4,731	(7,307)	449
Other liabilities	4,148	3,335	(23,977)
Net cash provided by operating activities	208,355	179,766	151,272
INVESTING ACTIVITIES
Acquisitions of real estate	(104,312)	(274,668)	(224,944)
Development of real estate	(26,728)	(14,911)	(34,719)
Additional long-lived assets	(70,807)	(80,613)	(71,433)
Investment in unconsolidated joint ventures	—	(8,701)	—
Proceeds from sales of real estate	96,812	119,426	93,253
Proceeds from notes receivable repayments	8	19	19
Net cash used in investing activities	(105,027)	(259,448)	(237,824)
FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	73,000	82,000	(99,000)
Repayment on term loan	—	—	(50,000)
Borrowings of notes and bonds payable	—	297,459	11,500
Repayments of notes and bonds payable	(19,850)	(5,829)	(37,910)
Redemption of notes and bonds payable	—	(442,774)	—
Dividends paid	(150,266)	(142,327)	(131,759)
Net proceeds from issuance of common stock	611	248,554	450,503
Common stock redemptions	(4,532)	(1,686)	(1,756)
Debt issuance and assumption costs	(125)	(4,007)	(4,621)
Net cash (used in) provided by financing activities	(101,162)	31,390	136,957
Increase (decrease) in cash, cash equivalents and restricted cash	2,166	(48,292)	50,405
Cash, cash equivalents and restricted cash at beginning of period	6,215	54,507	4,102
Cash, cash equivalents and restricted cash at end of period	$8,381	$6,215	$54,507

Supplemental Cash Flow Information:
Interest paid	$45,752	$64,395	$55,878
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$7,995	$43,674	$13,951
Invoices accrued for construction, tenant improvements and other capitalized costs	$12,682	$8,303	$11,734
Capitalized interest	$951	$871	$1,258
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. The Company had gross investments of approximately $4.0 billion in 199 real estate properties, construction in progress, land held for development and corporate property as of December 31, 2018. The Company’s 199 owned real estate properties are located in 27 states and total approximately 14.8 million square feet. The Company provided property management services to approximately 11.2 million square feet nationwide. Square footage and property count disclosures in this Annual Report on Form 10-K are unaudited.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, partnerships and consolidated variable interest entities (“VIE”) where the Company controls the operating activities of the VIE.
In accordance with the consolidation accounting standards, the Company must evaluate each contractual relationship it has with its lessees, borrowers, or others to determine whether or not the contractual arrangement creates a variable interest in those entities. If the Company determines that it has a variable interest and the entity is a VIE, then management must determine whether or not the Company is the primary beneficiary of the VIE, resulting in consolidation of the VIE if the Company is the primary beneficiary. A primary beneficiary has the power to direct those activities of the VIE that most significantly impact its economic performance and has the obligation to absorb the losses of, or receive the benefits from, the VIE. The Company had no interests in VIEs as of December 31, 2018 and 2017.
The Company's investments in its unconsolidated joint ventures are included in other assets and the related equity income is recognized within interest and other income, net in other income (expense) on the Company's Consolidated Financial Statements. See Note 7 for additional information.
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
Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under Accounting Standards Codification Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable. The Company’s gross real estate assets, on a financial reporting basis, totaled approximately $4.0 billion as of December 31, 2018 and $3.8 billion as of December 31, 2017.
During 2018 and 2017, the Company eliminated against accumulated depreciation approximately $9.9 million and $10.2 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. Also during 2018 and 2017, approximately $0.5 million and $2.6 million of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense of real estate properties for the three years ended December 31, 2018, 2017 and 2016 was $143.8 million, $129.4 million and $116.5 million, respectively. Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2018, is provided for on a straight-line basis over the asset’s estimated useful life:

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
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in seven parcels of land held for development located adjacent to certain of the Company's existing medical office buildings in Texas, Iowa, Tennessee and Colorado totaled approximately $24.6 million as of December 31, 2018. The Company’s investment in six parcels of land held in Texas, Iowa, and Tennessee totaled approximately $20.1 million as of December 31, 2017.
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
Acquisitions of Real Estate Properties with In-Place Leases
The Company's acquisitions of real estate properties typically do not meet the definition of a business and are accounted for as asset acquisitions. Acquisitions of real estate properties with in-place leases are accounted for at relative fair value. When a building with in-place leases is acquired, the cost of the acquisition must be allocated between the tangible real estate assets "as-if-vacant" and the intangible real estate assets related to in-place leases based on their estimated fair values. The values related to above- or below-market in-place lease intangibles are amortized over the remaining term of the leases upon acquisition to rental income where the Company is the lessor and to property operating expense where the Company is the lessee, and are amortized over the remaining term of the leases upon acquisition.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the present value of estimated future cash flows. The actual purchase price is allocated based on the various asset fair values described above.
The building and tenant improvement components of the purchase price are depreciated over the estimated useful life of the building or the weighted average remaining term of the in-places leases. The at-market, in-place lease intangibles are amortized to amortization expense over the weighted average remaining term of the leases, customer relationship assets are amortized to amortization expense over terms applicable to each acquisition. Any goodwill recorded through a business combination would be reviewed for impairment at least annually and is not amortized.
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

Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings. As of December 31, 2018 and 2017, the Company had $0.9 million and $1.3 million, respectively recorded in accumulated other comprehensive loss related to forward starting interest rate swaps entered into and settled during 2015 and a hedge of the Company's variable rate debt. See Note 10 for additional information.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. The Company had restricted cash during the years ended December 31, 2018 and 2017. However, the Company reinvested the restricted cash for real estate acquisitions prior to the ending balance sheet date.

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
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and debt issuance costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Debt issuance costs are amortized over the term of the debt instrument on the effective interest method or the straight-line method when the effective interest method is not applicable. Goodwill is not amortized but is evaluated annually as of December 31 for impairment. Both the 2018 and 2017 impairment evaluations indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 8 for more detail on the Company’s intangible assets.
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
The Employee Stock Purchase Plan features a “look-back” provision which enables the employee to purchase a fixed number of common shares at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise, with optional purchase dates occurring once each quarter for 27 months. The Company accounts for awards to its employees under the Employee Stock Purchase Plan based on fair value, using the Black-Scholes model, and generally recognizes expense over the award’s vesting period, net of estimated forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options when they are granted in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the first quarter of each year and then may record additional compensation expense in subsequent quarters as warranted. During the years ended December 31, 2018, 2017 and 2016, the Company recognized in general and administrative expenses approximately $0.3 million, $0.2 million, and $0.2 million, respectively, of compensation expense related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.

See Note 12 for details on the Company’s stock-based awards.
Accumulated Other Comprehensive Income (Loss)
Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, derivative instruments and unrealized gains or losses on available-for-sale securities. As of December 31, 2018, the Company’s accumulated other comprehensive income (loss) consists of the loss for changes in the fair value of active derivatives designated as cash flow hedges and the loss on the unamortized settlement of four forward starting swaps. See Note 10 for more details on the Company's derivative financial instruments.
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

Revenue that is accounted for under Topic 606 is segregated on the Company’s Consolidated Statements of Income in the Other operating line item. This line item includes parking income, property lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

(in thousands)	Year Ended December 31,
Type of Revenue	2018	2017	2016
Parking income	$6,930	$6,611	$6,121
Property lease guaranty income	675	726	3,058
Management fee income	273	308	402
Miscellaneous	114	114	169
	$7,992	$7,759	$9,750

The Company’s three major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time and the Company recognizes revenue monthly based on this principle.
One, one and two of the Company’s owned real estate properties as of December 31, 2018, 2017 and 2016, respectively, were covered under property operating agreements between the Company and a sponsoring health system, which contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return is not achieved through normal operations of the property, the Company calculates and accrues to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement.
Management fee income for property management services provided to third parties are generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month or a stated amount per square foot. Internal management fee income, where the Company manages its owned properties, is eliminated in consolidation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statements of Income. The components of rental income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Property operating income	$390,256	$358,009	$331,109
Single-tenant net lease	47,860	52,897	63,895
Straight-line rent	4,281	6,072	7,201
Rental income	$442,397	$416,978	$402,205

Operating expense recoveries, included in property operating income, were approximately $81.1 million, $73.4 million and $66.0 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
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
The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2018.
Federal tax returns for the years 2015, 2016, 2017 and 2018 are currently subject to examination by taxing authorities.
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
Assets Held for Sale
Long-lived assets held for sale are reported at the lower of their carrying amount or their fair value less estimated cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as held for sale. Losses resulting from the sale of such properties are characterized as impairment losses in the Consolidated Statements of Income. See Note 5 for more detail on assets held for sale.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Reclassifications
Consolidated Statements of Income
Certain reclassifications have been made on the Company's Consolidated Statements of Income. After the adoption of ASU 2014-08, the Company's dispositions have not met the updated definition to be reported as discontinued operations. The Company had some residual impact from properties that were identified as discontinued operations prior to the adoption of ASU 2014-08. These amounts are considered immaterial and have been reclassified for the prior year presentations on the Company's Consolidated Statements of Income.

	Year Ended December 31,
	2017		2016
(in thousands)	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
EXPENSES
Property operating expense	$157,233	$157,252	$146,458	$146,529
Bad debt, net	169	159	(21)	(21)

OTHER INCOME (EXPENSE)
Gain on sales of properties	$39,519	$39,524	$41,038	$41,044
Impairments	(5,385)	(5,385)	—	(121)

INCOME FROM CONTINUING OPERATIONS	$23,096	$23,092	$85,756	$85,571

DISCONTINUED OPERATIONS
Loss from discontinued operations	$(9)	$—	$(71)	$—
Impairments of real estate assets	—	—	(121)	—
Gain on sales of properties	5	—	7	—
LOSS FROM DISCONTINUED OPERATIONS	$(4)	$—	$(185)	$—

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

The Company adopted this standard by using the full retrospective adoption method beginning on January 1, 2018. The Company's revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the adoption of this standard did not have a material impact on the timing and measurement of the Company's leasing revenues. The Company has identified that parking income, property lease guaranty income and management fee income are within the scope of Topic 606. However, these items were determined to have the same pattern of revenue recognition that the Company had historically recognized. The Company reclassified these amounts along with all other items that are accounted for within

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the scope of Topic 606 into the Other operating line item on the Company's Consolidated Statements of Income. This line item historically contained the revenue associated with property lease guaranty income, management fee income and other non-lease revenue. The Company reclassified parking income from rental income to other operating.

The following table represents the impact of the adoption of this standard on the Company's Consolidated Statements of Income for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
(in thousands)	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
REVENUES
Rental income	$422,852	$416,978	$407,481	$402,205
Other operating	1,647	7,759	4,149	9,750
	$424,499	$424,737	$411,630	$411,955

OTHER INCOME (EXPENSE)
Interest and other income, net	$896	$658	$375	$51

NET INCOME	$23,092	$23,092	$85,571	$85,571

Accounting Standards Update No. 2016-02, No. 2018-01 and No. 2018-11
In February 2016, the FASB issued ASU 2016-02, "Leases." In January 2018, the FASB issued ASU 2018-01, "Leases - Land Easement Practical Expedient for Transition to Topic 842," in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases - Targeted Improvements," and in December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors.” These accounting standard updates are collectively referred to as "Topic 842."
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
For lessees, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The Company expects that most of the leases where the Company is the lessee will be recorded on the Company's balance sheet as operating leases. These leases are primarily ground leases, but also include management office leases in third party buildings and certain copier and postage machine leases. The Company utilized a third party to assist in determining the discount rate for its ground leases. The terms of the ground leases generally range from 40 to 99 years with a weighted average remaining lease term remaining of 53.9 years, excluding renewal options. The Company's discount rates ranged from 2.9% for leases expiring in 2019 to 6.2% for leases expiring in 2115. The Company expects to recognize as of January 1, 2019 the present value of its lease payments of $90.0 million to $100.0 million with a corresponding lease liability of $90.0 million to $100.0 million.
For lessors, the new standard requires a lessor to classify leases as either sales-type, direct-financing or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Lessor accounting remains largely unchanged with some exceptions including the concept of separating lease and nonlease components. Nonlease components, such as common area maintenance, will be accounted for under Topic 606 and separated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from the lease payments. However, the Company will elect the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. The Company does not expect a material impact from the adoption of Topic 842 related to leases where the Company is the lessor.
The new standard is effective for the Company on January 1, 2019. Topic 842 provides two transition alternatives. The Company elected to choose the prospective optional transition method available to apply the guidance in Accounting Standards Codification Topic 840 in the comparative periods presented in the year Topic 842 is adopted. Topic 842 includes extensive quantitative and qualitative disclosures as compared to Topic 840, Leases, for both lessees and lessors.
Accounting Standards Update No. 2016-13
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This update is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost and certain other financial instruments be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes. However, operating lease receivables, representing the majority of the Company's receivables, are not within the scope of the new standard.

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

This standard was effective for the Company for annual and interim periods beginning on January 1, 2018 with early adoption permitted on a retrospective transition method to each period presented. The Company adopted this standard effective January 1, 2017. In connection with the adoption of this update, the Company elected to use the cumulative earnings approach to classify distributions when received related to the Company's equity method investments. There was not a material impact on the Company's Consolidated Financial Statements and related notes resulting from the adoption of this standard.

Accounting Standards Update No. 2017-01
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations: Clarifying the Definition of a Business." This update modifies the requirements to meet the definition of a business under Topic 805, "Business Combinations." The amendments provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The Company believes that this amendment will result in most of its real estate acquisitions being accounted for as asset acquisitions rather than business combinations. This standard was effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2017 and has accounted for acquisitions that occurred during the year as asset acquisitions. The impact to the Consolidated Financial Statements and related notes as a result of the adoption of this standard is primarily related to the difference in the accounting of acquisition costs. When accounting for these costs as a part of an asset acquisition, the Company is permitted to capitalize the costs. The adoption of this standard did not have a material impact on the Consolidated Financial Statements and related notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Standards Update No. 2017-05
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets." This update defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of nonfinancial assets to joint ventures. This standard is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard as of January 1, 2018 using the full retrospective adoption method. However, there was no impact to the Company's Consolidated Financial Statements from the adoption of this standard.

Accounting Standards Update No. 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation - Scope of Modification Accounting." This update provides guidance about which changes to the terms and conditions of share-based awards require an entity to apply modification accounting in Topic 718. This standard is effective for the Company for the annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard on January 1, 2018. There was not a material impact to the Consolidated Financial Statements from the adoption of this standard.

Accounting Standards Update No. 2018-07
In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting." This update supersedes most of the prior accounting guidance on nonemployee share-based payments, and instead aligns it with existing guidance on employee share-based payments in Topic 718. As a result, nonemployee share-based payment transactions will be measured by estimating the fair value of the equity instrument that an entity is obligated to issue and the measurement date will be consistent with the measurement date for employee share-based payment awards. Probability is to be considered on nonemployee awards with performance conditions. The classification will continue to be subject to the requirements of Topic 718, although cost recognition of nonemployee awards will remain unchanged. The amendments become effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard as of January 1, 2019. The adoption of this standard did not have a material impact to the Company's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Property Investments
The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing, development and redevelopment services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The Company had gross investments of approximately $4.0 billion in 199 real estate properties, construction in progress, land held for development and corporate property as of December 31, 2018. The following table summarizes the Company’s investments at December 31, 2018.

(Dollars in thousands)	Number of Facilities	Land	Buildings, Improvements,and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Dallas, TX	25	$16,911	$464,077	$430	$481,418	$(166,980)
Seattle, WA	19	28,867	438,880	419	468,166	(69,148)
Nashville, TN	6	20,053	176,257	1,041	197,351	(53,052)
Atlanta, GA	8	1,015	189,167	37	190,219	(11,547)
Los Angeles, CA	12	27,709	157,496	316	185,521	(87,678)
Charlotte, NC	16	4,200	162,922	99	167,221	(60,389)
Denver, CO	9	16,514	131,760	273	148,547	(20,315)
Richmond, VA	7	—	147,809	106	147,915	(38,288)
Honolulu, HI	3	8,327	134,037	159	142,523	(34,703)
Des Moines, IA	7	12,665	127,063	99	139,827	(30,376)
Houston, TX	8	13,672	118,918	77	132,667	(39,195)
Oklahoma City, OK	3	9,427	111,452	10	120,889	(14,751)
San Francisco, CA	3	14,054	105,611	43	119,708	(15,539)
Springfield, MO	1	1,989	109,304	—	111,293	(14,893)
Austin, TX	5	14,236	91,816	119	106,171	(20,766)
Washington, DC	4	—	101,186	8	101,194	(20,701)
Memphis, TN	7	5,241	90,966	191	96,398	(35,109)
San Antonio, TX	7	6,647	88,954	378	95,979	(37,877)
Chicago, IL	3	5,859	86,068	201	92,128	(19,372)
Indianapolis, IN	3	3,299	72,360	—	75,659	(21,299)
Minneapolis, MN	4	2,090	61,761	—	63,851	(7,750)
Other (20 markets)	39	17,431	507,551	1,190	526,172	(190,586)
	199	230,206	3,675,415	5,196	3,910,817	(1,010,314)
Land held for development	—	24,647	—	—	24,647	(393)
Construction in progress		—	33,107	—	33,107	—
Corporate property	—	—		5,500	5,500	(4,467)
Total real estate investments	199	$254,853	$3,708,522	$10,696	$3,974,071	$(1,015,174)

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
Future minimum lease payments under the non-cancelable operating leases, excluding any reimbursements, as of December 31, 2018 are as follows (in thousands):

2019	$326,441
2020	279,211
2021	235,660
2022	201,072
2023	163,978
2024 and thereafter	476,673
$1,683,035

Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company did not have any customers that account for 10% or more of the Company's revenues for the years ended December 31, 2018, 2017 and 2016.
Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise by the lessee. The Company had approximately $117.1 million in five real estate properties as of December 31, 2018 that were subject to purchase options that were exercisable or become exercisable during 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Acquisitions, Dispositions and Mortgage Repayments
2018 Real Estate Acquisitions
The following table details the Company's acquisitions for the year ended December 31, 2018:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed (2)	Cash Consideration(3)	Real Estate	Other (4)	Square Footage (Unaudited)
Seattle, WA	MOB	5/4/18	$7.8	$—	$7.8	$7.8	$—	13,314
Denver, CO (5)	MOB	5/18/18	12.1	(8.0)	3.8	12.1	(0.2)	93,992
Denver, CO (5)	OFC	5/18/18	12.9	—	12.8	13.0	(0.2)	93,869
Oklahoma City, OK	MOB	5/21/18	11.4	—	11.4	11.5	(0.1)	82,647
Seattle, WA	MOB	6/29/18	26.2	—	26.2	26.7	(0.5)	86,942
Denver, CO	MOB	8/24/18	4.1	—	4.2	4.2	—	17,084
Nashville, TN	OFC	12/4/18	31.9	—	32.0	32.0	—	108,691
Chicago, IL (5)	MOB	12/19/18	5.1	—	4.9	5.1	(0.2)	14,883
			$111.5	$(8.0)	$103.1	$112.4	$(1.2)	511,422
______

(1)	MOB = medical office building; OFC = office

(2)	The mortgage note payable assumed in the acquisition does not reflect the fair value premium totaling $0.1 million recorded by the Company upon acquisition (included in Other).

(3)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(4)	Includes other assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

(5)	The mortgage note payable assumed at acquisition encumbers both buildings.

(6)	The Company acquired an additional suite in a previously acquired medical office building.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2018 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Building	$64.0	20.0 - 30.0
Land	31.4	—
Land Improvements	2.7	5.0 - 13.5
Intangibles:
At-market lease intangibles	14.3	1.3 - 4.2
Below-market lease intangibles	(0.1)	3.8
Total intangibles	14.2
Mortgage notes payable assumed, including fair value adjustments	(8.0)
Other assets acquired	0.2
Accounts payable, accrued liabilities and other liabilities assumed	(1.4)
Total cash paid	$103.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2017 Real Estate Acquisitions
The following table details the Company's acquisitions for the year ended December 31, 2017:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Mortgage Notes Payable Assumed (2)	Cash Consideration(3)	Real Estate	Other (4)	Square Footage (Unaudited)
Real estate acquisitions
St. Paul, MN	MOB	3/6/17	$13.5	$—	$13.5	$13.3	$0.2	34,608
San Francisco, CA	MOB	6/12/17	26.8	—	26.8	26.8	—	75,649
Washington, D.C.	MOB	6/13/17	24.0	(12.1)	12.5	24.8	(0.2)	62,379
Los Angeles, CA	MOB	7/31/17	16.3	—	16.7	16.9	(0.2)	42,780
Atlanta, GA	MOB	11/1/17	25.5	—	25.5	26.3	(0.8)	76,944
Atlanta, GA	MOB	11/1/17	30.3	—	30.7	30.7	—	74,024
Atlanta, GA (5)	MOB	11/1/17	49.7	—	50.9	47.5	3.4	118,180
Atlanta, GA	MOB	11/1/17	6.7	—	6.7	6.7	—	19,732
Seattle, WA	MOB	11/1/17	12.7	—	12.6	12.8	(0.2)	26,345
Atlanta, GA (5)	MOB	12/13/17	25.8	(10.5)	15.3	22.0	3.8	59,427
Atlanta, GA	MOB	12/13/17	15.4	(4.7)	10.8	15.7	(0.2)	40,171
Atlanta, GA (5)	MOB	12/18/17	26.3	(11.8)	14.5	24.6	1.7	66,984
Atlanta, GA	MOB	12/18/17	14.2	(6.7)	7.6	14.5	(0.2)	40,324
Chicago, IL	MOB	12/18/17	28.7	—	27.7	28.5	(0.8)	99,526
Seattle, WA	MOB	12/18/17	8.8	—	8.8	9.0	(0.2)	32,828
Austin, TX (6)	MOB	12/21/17	2.5	—	2.5	2.5	—	7,972
			$327.2	$(45.8)	$283.1	$322.6	$6.3	877,873
______

(1)	MOB = medical office building

(2)	The mortgage notes payable assumed in the acquisitions do not reflect the fair value adjustments totaling $0.6 million in aggregate recorded by the Company upon acquisition (included in Other).

(3)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(4)	Includes other assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

(5)	The "Other" column includes the equity investment in limited liability companies that own two parking garages.

(6)	The Company acquired additional ownership interests in an existing building bringing the Company's ownership to 69.4%.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2017 as of the acquisition date:

	Estimated Fair Value	Estimated Useful Life
	(In millions)	(In years)
Building	$272.1	15.0 - 37.0
Land	11.7	—
Land Improvements	1.6	5.0 - 12.0
Intangibles:
At-market lease intangibles	37.2	2.1 - 12.6
Below-market lease intangibles	(0.9)	8.5 - 15.0
Below-market ground lease intangibles	0.4	36.8 - 99.0
Total intangibles	36.7
Mortgage notes payable assumed, including fair value adjustments	(46.4)
Other assets acquired	0.4
Equity investment in joint ventures	8.7
Accounts payable, accrued liabilities and other liabilities assumed	(1.7)
Total cash paid	$283.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2018 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2018:

(Dollars in millions)	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables) (3)	Gain/ (Impairment)	Square Footage (Unaudited)
Real estate dispositions
Roanoke, VA (2) (4)	MOB, OFC	4/26/18	$46.2	$—	$46.2	$23.9	$—	$22.3	460,881
Michigan (5)	SNF	6/27/18	9.5	(0.7)	8.8	3.4	—	5.4	121,672
St. Louis, MO	MOB	8/30/18	9.8	(0.5)	9.3	7.5	0.5	1.3	70,893
Denver, CO	IRF	12/20/18	16.9	(0.3)	16.6	9.2	1.4	6.0	34,068
Cleveland, TN	MOB	12/21/18	13.3	(0.2)	13.1	8.6	0.4	4.1	81,382
Tucson, AZ	MOB	12/27/18	3.0	(0.2)	2.8	1.9	0.2	0.7	37,310
Total dispositions			$98.7	$(1.9)	$96.8	$54.5	$2.5	$39.8	806,206
______

(1)	MOB = medical office building; IRF = inpatient rehabilitation facility; OFC = office; SNF = skilled nursing facility

(2)	Previously classified as held for sale.

(3)	Includes straight-line rent receivables, leasing commissions and lease inducements.

(4)	Includes seven properties and comprised of five single-tenant net lease buildings and two multi-tenant buildings. These buildings were sold pursuant to the exercise of a fixed-price purchase option.

(5)	Includes five skilled nursing facilities. Sales price includes $0.5 million of forfeited earnest money from a prior terminated transaction.

2017 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2017:

(Dollars in millions)	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables) (3)	Gain/ (Impairment)	Square Footage (Unaudited)
Real estate dispositions
Evansville, IN	OTH	3/6/17	$6.4	$—	$6.4	$1.1	$—	$5.3	29,500
Columbus, GA (2)	MOB	3/7/17	0.6	—	0.6	0.6	—	—	12,000
Las Vegas, NV (2)	MOB	3/30/17	5.5	(0.7)	4.8	2.2	0.3	2.3	18,147
Texas (3 properties)	IRF	3/31/17	69.5	(1.6)	67.9	46.9	5.2	15.8	169,722
Chicago, IL (4)	MOB	6/16/17	0.5	(0.1)	0.4	0.4	—	—	5,100
San Antonio, TX	IRF	6/29/17	14.5	(0.2)	14.3	5.1	0.9	8.3	39,786
Roseburg, OR	MOB	6/29/17	23.2	(0.6)	22.6	14.5	0.3	7.8	62,246
St. Louis, MO	MOB	9/7/17	2.5	(0.1)	2.4	7.4	0.1	(5.1)	79,980
Total dispositions			$122.7	$(3.3)	$119.4	$78.2	$6.8	$34.4	416,481
______

(1)	MOB = medical office building; IRF = inpatient rehabilitation facility; OTH = other

(2)	Previously classified as held for sale.

(3)	Includes straight-line rent receivables, leasing commissions and lease inducements.

(4)	The Company recorded an impairment of approximately $0.3 million in the first quarter of 2017 upon management's decision to sell.

5. Held for Sale
Assets and liabilities of properties sold or classified as held for sale are separately identified on the Company’s Consolidated Balance Sheets in the current period. As of December 31, 2018 and 2017, the Company had one and eight properties, respectively, classified as held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below reflects the assets and liabilities of the properties classified as held for sale as of December 31, 2018 and 2017.

	December 31,
(Dollars in thousands)	2018	2017
Balance Sheet data
Land	$1,125	$4,636
Buildings, improvements and lease intangibles	18,231	63,654
Personal property	—	82
	19,356	68,372
Accumulated depreciation	(10,657)	(35,790)
Real estate assets held for sale, net	8,699	32,582
Other assets, net	573	565
Assets held for sale, net	$9,272	$33,147
Accounts payable and accrued liabilities	$450	$38
Other liabilities	137	55
Liabilities of properties held for sale	$587	$93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company did not record any impairment charges in 2018. The Company recorded impairment charges on properties sold or classified as held for sale for the years ended December 31, 2017 and 2016 totaling $5.4 million and $0.1 million, respectively. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.
7. Other Assets
Other assets consist primarily of straight-line rent receivables, additional long-lived assets, prepaids, intangible assets, debt issuance costs and accounts receivable. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017 are detailed in the table below:

	December 31,
(Dollars in millions)	2018	2017
Straight-line rent receivables	$69.5	$67.0
Prepaid assets	66.2	65.2
Additional long-lived assets, net	23.5	24.9
Above-market intangible assets, net	16.8	17.9
Accounts receivable	10.0	7.4
Allowance for uncollectible accounts	(0.3)	(0.3)
Ground lease modification, net	9.9	10.3
Equity investments in joint ventures	8.5	8.7
Goodwill	3.5	3.5
Project costs	2.2	2.0
Debt issuance costs, net (1)	2.2	3.5
Customer relationship intangible assets, net	1.7	1.7
Interest rate swap assets	0.2	—
Other	0.8	1.2
	$214.7	$213.0

______

(1)	Includes debt issuance costs related to the Company's Unsecured credit facility due 2020.

Unconsolidated Joint Ventures
During the fourth quarter of 2017, the Company purchased a non-managing membership interest in two LLCs that own two parking garages in Atlanta, Georgia for $8.7 million which is included in the equity investments in joint ventures line in the table above. The parking garage interests were purchased in connection with three buildings that were acquired in the fourth quarter of 2017. The Company's investment in and income (loss) recognized for the years ended December 31, 2018 and 2017 related to its LLCs accounted for under the equity method are shown in the table below:

	December 31,
(Dollars in millions)	2018	2017
Net LLC investments, beginning of period	$8.7	$—
New investments during the period	—	8.7
Equity income (loss) recognized during the period	—	—
Owner distributions	(0.2)	—
Net LLC investments, end of period	$8.5	$8.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, debt issuance costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2018 and 2017 consisted of the following:

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Avg. Remaining Life (Years)	Balance Sheet Classification
(Dollars in millions)	2018	2017	2018	2017
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets, net
Credit facility debt issuance costs	5.4	5.4	3.2	1.9	1.6	Other assets, net
Above-market lease intangibles	22.3	22.9	5.5	5.0	59.6	Other assets, net
Customer relationship intangibles	2.7	2.6	1.0	0.9	24.6	Other assets, net
Below-market lease intangibles	(9.3)	(9.5)	(4.1)	(3.5)	38.0	Other liabilities
Debt issuance costs (1)	9.3	9.3	2.8	1.8	3.7	Notes and bonds payable
At-market lease intangibles	114.4	110.0	52.0	41.6	4.8	Real estate properties
	$148.3	$144.2	$60.4	$47.7	16.5

______

(1)	Includes debt issuance costs related to the Company's Unsecured credit facility due 2020.

For the years ended December 31, 2018 and 2017, the Company recognized approximately $23.2 million and $16.6 million of intangible amortization expense, respectively.
The following table represents expected amortization over the next five years of the Company’s intangible assets and liabilities in place as of December 31, 2018:

(Dollars in millions)	Future Amortization of Intangibles, net
2019	$22.1
2020	15.5
2021	9.6
2022	7.3
2023	4.6

9. Notes and Bonds Payable

	December 31,		Maturity Dates	Contractual Interest Rates	Principal Payments	Interest Payments
(Dollars in thousands)	2018	2017
Unsecured Credit Facility	$262,000	$189,000	7/20	LIBOR + 1.00%	At maturity	Monthly
Unsecured Term Loan due 2022 (1)	149,183	148,994	12/22	LIBOR + 1.10%	At maturity	Monthly
Senior Notes due 2023 (1)	248,117	247,703	4/23	3.75%	At maturity	Semi-Annual
Senior Notes due 2025 (1)	248,278	248,044	5/25	3.88%	At maturity	Semi-Annual
Senior Notes due 2028 (1)	295,198	294,757	1/28	3.63%	At maturity	Semi-Annual
Mortgage notes payable (2)	143,208	155,382	7/19-5/40	3.31%-6.88%	Monthly	Monthly
	$1,345,984	$1,283,880

______

(1)	Balances are shown net of discounts and unamortized issuance costs.

(2)	Balances are shown net of discounts and unamortized issuance costs and include premiums.
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2018, the Company was in compliance with its financial covenant provisions under its various debt instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unsecured Credit Facility due 2020
On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility with a syndicate of lenders (the "Unsecured Credit Facility"). On July 29, 2016, the Company entered into the third amendment to the Unsecured Credit Facility to extend the maturity date to July 2020. The credit facility agreement provides the Company with two six-month extension options that could extend the maturity date to July 2021. Each option is subject to an extension fee of 0.075% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.83% to 1.55% (1.00% as of December 31, 2018). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.13% to 0.30% (0.20% as of December 31, 2018). As of December 31, 2018, the Company had $262.0 million outstanding under the Unsecured Credit Facility with an effective interest rate of approximately 3.50% and had a remaining borrowing capacity of approximately $438.0 million.
Unsecured Term Loan due 2022
In February 2014, the Company entered into a $200.0 million unsecured term loan with a syndicate of nine lenders. On July 5, 2016, the Company repaid $50.0 million of the outstanding principal. On December 18, 2017, the Company entered into an amendment to the unsecured term loan due 2022 (the "Unsecured Term Loan due 2022") with a syndicate of nine lenders to extend the maturity date to December 2022. The Unsecured Term Loan due 2022 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 0.90% to 1.75% (1.10% as of December 31, 2018) based upon the Company's unsecured debt ratings. Payments under the Unsecured Term Loan due 2022 are interest only, with the full amount of the principal due at maturity. The Unsecured Term Loan due 2022 may be prepaid at any time, without penalty. The Unsecured Term Loan due 2022 has various financial covenant provisions that are required to be met on a quarterly and annual basis that are equivalent to those of the Unsecured Credit Facility. On December 20, 2017, the Company entered into two interest rate swaps totaling $25.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2022 to a fixed interest rate of 2.18% (plus the applicable margin rate) through December 2022. On January 30, 2018, the Company entered into two additional interest rate swaps totaling $50.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2022 to a fixed interest rate of 2.46% (plus the applicable margin rate) through December 2022. The outstanding balance on the Unsecured Term Loan due 2022 was $150.0 million as of December 31, 2018 with an effective interest rate of approximately 3.53% including the impact of the interest rate swaps. For each of the years ended December 31, 2018, 2017, and 2016 the Company amortized approximately $0.2 million of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. The following table reconciles the balance of the Unsecured Term Loan due 2022 on the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018	2017
Unsecured Term Loan due 2022 principal balance	$150,000	$150,000
Debt issuance costs	(817)	(1,006)
Unsecured Term Loan due 2022 carrying amount	$149,183	$148,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes due 2023
On March 26, 2013, the Company issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023") in a registered public offering. The Senior Notes due 2023 bear interest at 3.75%, payable semi-annually on April 15 and October 15, beginning October 15, 2013, and are due on April 15, 2023, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.1 million and the Company incurred debt issuance cost of $2.1 million, which yielded a 3.95% interest rate per annum upon issuance. For each of the years ended December 31, 2018, 2017 and 2016, the Company amortized approximately $0.2 million of the discount and $0.2 million of the debt issuance cost which are included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2023 on the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018	2017
Senior Notes due 2023 face value	$250,000	$250,000
Unaccreted discount	(974)	(1,178)
Debt issuance costs	(909)	(1,119)
Senior Notes due 2023 carrying amount	$248,117	$247,703

Senior Notes due 2025
On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million and the Company incurred approximately $2.3 million in debt issuance costs which yielded a 4.08% interest rate per annum upon issuance. For each of the years ended December 31, 2018 , 2017, and 2016 the Company amortized approximately $0.2 million of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. Concurrent with this transaction, the Company settled four forward starting swap agreements for $1.7 million. The Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2025 on the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018	2017
Senior Notes due 2025 face value	$250,000	$250,000
Unaccreted discount	(141)	(160)
Debt issuance costs	(1,581)	(1,796)
Senior Notes due 2028 carrying amount	$248,278	$248,044

Senior Notes due 2028
On December 11, 2017, the Company issued $300.0 million of unsecured Senior Notes due 2028 (the "Senior Notes due 2028") in a registered public offering. The Senior Notes due 2028 bear interest at 3.625%, payable semi-annually on January 15 and July 15, beginning July 15, 2018, and are due on January 15, 2028, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.5 million and the Company incurred approximately $2.7 million in debt issuance costs which yielded a 3.84% interest rate per annum upon issuance. For the year ended December 31, 2018, the Company amortized approximately $0.2 million of the discount and $0.2 million of the debt issuance costs which are included in interest expense on the Company's Consolidated Statements of Income. The Senior Notes due 2028 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2028 on the Company’s Consolidated Balance Sheets as of December 31, 2018:

	December 31,
(Dollars in thousands)	2018	2017
Senior Notes due 2028 face value	$300,000	$300,000
Unaccreted discount	(2,319)	(2,529)
Debt issuance costs	$(2,483)	$(2,714)
Senior Notes due 2028 carrying amount	$295,198	$294,757

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017. For the years ended December 31, 2018, 2017 and 2016, the Company amortized approximately $0.4 million, $0.3 million and $0.3 million of the discount and $0.8 million, $0.7 million, and $0.9 million of the premium. For the years ended December 31, 2018, 2017 and 2016, the Company also amortized approximately $0.1 million, $0.1 million, and $0.2 million of the debt issuance costs, respectively, on the mortgage notes payable which is included in interest expense on the Company’s Consolidated Statements of Income.

	December 31,
(Dollars in thousands)	2018	2017
Mortgage notes payable principal balance	$143,115	$154,916
Unamortized premium	1,805	2,651
Unaccreted discount	(968)	(1,332)
Debt issuance costs	(744)	(853)
Mortgage notes payable carrying amount	$143,208	$155,382

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the Company’s mortgage notes payable, with related collateral.

	Original Balance	Effective Interest Rate (22)	Maturity Date	Collateral (23)	Principal and Interest Payments (21)	Investment in Collateral at December 31,	Balance at December 31,
(Dollars in millions)						2018	2018	2017
Insurance Co. (1)	7.3	5.54%	12/18	MOB	Monthly/25-yr amort.	—	—	6.0
Commercial Bank (2)	9.5	5.07%	3/19	MOB	Monthly/5-yr amort.	—	—	9.3
Commercial Bank (3)	9.4	4.55%	7/19	MOB	Monthly/8-yr amort	27.8	9.0	9.2
Commercial Bank (4)	15.2	7.65%	7/20	MOB	(20)	20.2	12.5	12.7
Life Insurance Co. (5)	7.9	4.00%	8/20	MOB	Monthly/15-yr amort.	20.7	1.3	2.0
Life Insurance Co. (6)	7.3	5.25%	8/20	MOB	Monthly/27-yr amort.	18.0	6.2	6.5
Life Insurance Co. (7)	5.6	4.30%	1/21	MOB	Monthly/10-yr amort.	15.7	4.6	4.8
Commercial Bank (8)	12.9	6.43%	2/21	MOB	Monthly/12-yr amort.	55.1	10.3	10.5
Life Insurance Co. (9)	11.0	3.87%	11/22	MOB	Monthly/7-yr amort.	22.0	10.2	10.4
Life Insurance Co. (10)	12.3	3.86%	8/23	MOB	Monthly/7-yr amort.	25.4	11.2	11.5
Financial Services (11)	12.4	4.27%	10/23	MOB	Monthly/10-yr amort.	24.9	12.0	12.2
Life Insurance Co. (12)	9.0	4.84%	12/23	MOB,OFC	Monthly/10-yr amort.	25.3	7.8	—
Life Insurance Co. (13)	13.3	4.13%	1/24	MOB	Monthly/10-yr amort.	21.2	13.0	13.3
Life Insurance Co. (14)	6.8	3.96%	2/24	MOB	Monthly/7-yr amort.	14.5	6.6	6.7
Financial Services (15)	9.7	4.32%	9/24	MOB	Monthly/10-yr amort.	16.5	8.6	8.8
Commercial Bank	11.5	3.71%	1/26	MOB	Monthly/10-yr amort.	38.4	10.1	10.5
Commercial Bank (16)	15.0	5.25%	4/27	MOB	Monthly/20-yr amort.	33.5	8.8	9.6
Municipal Government (17) (18)	11.0	4.79%	(19)	MOB	Semi-Annual (19)	21.0	11.0	11.4
						$400.2	$143.2	$155.4
______

(1)	The Company repaid this mortgage note in October 2018. The Company's unencumbered gross investment was $14.4 million at December 31, 2018.

(2)	The Company repaid this mortgage note in December 2018. The Company's unencumbered gross investment was $14.1 million at December 31, 2018.

(3)	The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(4)	The unaccreted portion of the $2.4 million discount recorded on this note upon acquisition is included in the balance above.

(5)	The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above.

(6)	The unamortized portion of the $0.4 million premium recorded on this note upon acquisition is included in the balance above.

(7)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(8)	The unaccreted portion of the $1.0 million discount recorded on this note upon acquisition is included in the balance above.

(9)	The unaccreted portion of the $0.1 million discount recorded on this note upon acquisition is included in the balance above.

(10)	The unaccreted portion of the $0.2 million discount recorded on this note upon acquisition is included in the balance above.

(11)	The unamortized portion of the $0.4 million premium recorded on this note upon acquisition is included in the balance above.

(12)	The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.

(13)	The unamortized portion of the $0.8 million premium recorded on this note upon acquisition is included in the balance above.

(14)	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

(15)	The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.

(16)	The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.

(17)	Balance consists of three notes secured by the same building.

(18)	The unamortized portion of the $1.0 million premium recorded on the three notes upon acquisition is included in the balance above.

(19)
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

(20)	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity.

(21)	Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).

(22)	The contractual interest rates for the 18 outstanding mortgage notes ranged from 3.3% to 6.9% as of December 31, 2018.

(23)	MOB-Medical office building. OFC-Office

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2018 were as follows:

(Dollars in thousands)	Principal Maturities	Net Accretion/ Amortization (1)	Debt Issuance Costs (2)	Notes and Bonds Payable	%
2019	$13,857	$(250)	$(1,067)	$12,540	0.9%
2020	285,064	(392)	(1,061)	283,611	21.1%
2021	17,593	(326)	(1,046)	16,221	1.2%
2022	162,977	(336)	(1,058)	161,583	12.0%
2023	280,230	(183)	(697)	279,350	20.8%
2024 and thereafter	595,394	(1,110)	(1,605)	592,679	44.0%
	$1,355,115	$(2,597)	$(6,534)	$1,345,984	100.0%
______

(1)	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2023, Senior Notes due 2025, Senior Notes due 2028 and 17 mortgage notes payable.

(2)	Excludes approximately $2.2 million in debt issuance costs related to the Company's Unsecured Credit Facility included in other assets, net.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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

During each of the years ended December 31, 2018 and 2017 the Company entered into two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in millions)
Interest rate swaps - 2017	2	$25.0
Interest rate swaps - 2018	2	50.0
Total interest rate swaps	4	$75.0

During the year ended December 31, 2015, the Company entered into four forward starting interest rate swaps with a total notional value of $225.0 million to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of long-term debt. That debt was issued in April 2015, as discussed in Note 9, and the forward starting interest rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

swaps were terminated. As a result, the Company realized a loss at the termination date which was deferred and is being amortized over the term of the Senior Notes due 2025.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as, their classification on the Consolidated Balance Sheets as of December 31, 2018 and 2017.

	As of December 31, 2018		As of December 31, 2017
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps 2017	Other assets, net	$229	Other liabilities	$(67)
Interest rate swaps 2018	Other liabilities	(68)		—
Total derivatives designated as hedging instruments		$161		$(67)

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated other comprehensive income (loss) as of December 31, 2018 related to the Company's outstanding interest rate swaps.

	Amount of Gain/(Loss) Recognized in OCI on Derivatives		Amount of Loss Reclassified from OCI into Income for the Twelve Months Ended December 31,
(Dollars in thousands)	2018		2018	2017
Interest rate swaps 2017	$246	Interest expense	$51	$7
Interest rate swaps 2018	(273)	Interest expense	204	—
Settled interest rate swaps	—	Interest expense	169	169
	$(27)	Total interest expense	$424	$176

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2018. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company's Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Derivatives	$229	$—	$229	$(68)	$—	$161

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Derivatives	$(68)	$—	$(68)	$68	$—	$—

Credit-risk-related Contingent Features

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

The Company estimates that an additional $40 thousand will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.
11. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2018 as follows:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	125,131,593	116,416,900	101,517,009
Issuance of common stock	26,203	8,395,607	14,063,100
Non-vested stock-based awards, net of withheld shares and forfeitures	121,659	319,086	836,791
Balance, end of year	125,279,455	125,131,593	116,416,900

At-The-Market Equity Offering Program
The Company has in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. The following table details the shares sold under this program.

	Shares Sold	Sales Price Per Share	Net Proceeds (in millions)
2018	—	NA	$—
2017	—	NA	$—
2016	4,795,601	$28.31 - $33.66	$144.6

On February 19, 2016, the Company entered into sales agreements with five investment banks to allow sales under its at-the-market equity offering program of up to 10,000,000 shares of common stock. A previous sales agreement with one investment bank was terminated effective February 17, 2016. No shares were sold related to this program during 2017 or 2018. On May 5, 2017, the Company entered into a sales agreement with a sixth investment bank in connection with the same allotment of shares. The Company has 5,868,697 authorized shares remaining available to be sold under the current sales agreements as of February 13, 2019.
Dividends Declared
During 2018, the Company declared and paid common stock dividends aggregating $1.20 per share ($0.30 per share per quarter).
On February 12, 2019, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on March 8, 2019 to stockholders of record on February 22, 2019.

Common Stock Authorization
On May 2, 2017, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000.
Authorization to Repurchase Common Stock
The Company’s Board of Directors has authorized management to repurchase up to 3,000,000 shares of the Company’s common stock. As of December 31, 2018, the Company had not repurchased any shares under this authorization. The Company may elect, from time to time, to repurchase shares either when market conditions are appropriate or as a means to reinvest excess cash flows. Such purchases, if any, may be made either in the open market or through privately negotiated transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss
During each of the two years ended December 31, 2018 and 2017, the Company entered into two interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. The Company recorded losses in accumulated other comprehensive loss of approximately $0.4 million as of December 31, 2018. The Company continues to amortize the 2015 settlement of forward-starting interest rate swaps. This amount will be reclassified out of accumulated other comprehensive loss impacting net income over the 10-year term of the associated senior note issuance. See Note 10 for more information regarding the Company's derivative instruments.

The following table represents the changes in accumulated other comprehensive loss during the years ended December 31, 2018 and 2017:

	Interest Rate Swaps
	December 31,
(Dollars in thousands)	2018	2017
Beginning balance	$(1,299)	$(1,401)
Other comprehensive loss before reclassifications	424	176
Amounts reclassified from accumulated other comprehensive income (loss)	(27)	(74)
Net current-period other comprehensive income	397	102
Ending balance	$(902)	$(1,299)

The following table represents the details regarding the reclassifications from Accumulated other comprehensive income (loss) during the year ended December 31, 2018:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
(Dollars in thousands)
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$169	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	255	Interest Expense
	$424

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Stock and Other Incentive Plans

Stock Incentive Plan
In May 2015, the Company's stockholders approved the 2015 Stock Incentive Plan (the "2015 Incentive Plan") which authorizes the Company to issue 3,500,000 shares of common stock to its employees and directors. The 2015 Incentive Plan, which superseded the 2007 Employee Stock Incentive Plan (the "Predecessor Plan"), will continue until terminated by the Company’s Board of Directors. As of December 31, 2018 and 2017, the Company had issued a total of 1,711,240 and 1,438,228 restricted shares, respectively, under the 2015 Incentive Plan for compensation-related awards to employees and directors, with a total of 1,788,760 and 2,061,772, respectively, remaining which had not been issued. Under the Predecessor Plan for compensation-related awards to employees and directors, the Company had issued, net of forfeitures, a total of 1,878,637 restricted shares for the year ended December 31, 2015. Non-vested shares issued under the 2015 Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. The Company recognizes the impact of forfeitures as they occur. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares. Compensation expense, included in general and administrative expense, recognized during the years ended December 31, 2018, 2017 and 2016 from the amortization of the value of shares over the vesting period issued to employees and directors was $10.4 million, $9.8 million and $7.4 million, respectively. The following table represents expected amortization of the Company's non-vested shares issued:

(Dollars in millions)	Future Amortization of Non-Vested Shares
2019	$8.6
2020	8.1
2021	7.0
2022	4.5
2023	2.3
2024 and thereafter	2.8
Total	$33.3

Executive Incentive Plan
On July 31, 2012, the Company adopted an Executive Incentive Plan, which was amended and restated on February 16, 2016 ("Executive Incentive Plan"), to provide specific award criteria with respect to incentive awards made under the 2015 Incentive Plan subject to the discretion of the Compensation Committee. No new shares of common stock were authorized in connection with the Executive Incentive Plan. Under the terms of the Executive Incentive Plan, the Company's named executive officers, and certain other members of senior management, may earn incentive awards in the form of cash and non-vested stock. Cash incentive awards are based on individual and Company performance. Company performance is measured over a four-quarter period against targeted financial and operational metrics set in advance by the Compensation Committee. Non-vested stock awards are based on the Company's relative total shareholder return ("TSR") performance over one-year and three-year periods, measured against the Company's peer group. For 2018, 2017 and 2016, compensation expense, included in general and administrative expense, resulting from the amortization of non-vested share grants to officers was approximately $5.7 million, $5.0 million, and $4.0 million, respectively. Details of the awards that have been earned from this plan are as follows:

•
On December 12, 2018, the Company granted non-vested stock awards for TSR performance to its four named executive officers and five senior vice presidents with a grant date fair value totaling $5.0 million, which were granted in the form of 165,261 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $1.0 million for the each of 2019, 2020, 2021, and 2022, and $0.9 million for 2023, respectively.

•
On December 11, 2017, the Company granted non-vested stock awards for TSR performance to its five named executive officers and four senior vice presidents with a grant date fair value totaling $10.1 million, which were granted in the form of 309,874 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $2.0 million for the each of 2019, 2020, and 2021, and $1.9 million for 2022, respectively.

•
On December 16, 2016, the Company granted non-vested stock awards for TSR performance to its five named executive officers and five senior vice presidents with a grant date fair value totaling $6.3 million, which were granted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in the form of 213,639 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $1.3 million each of 2019, and 2020, and $1.2 million for 2021, respectively.

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

Long-Term Incentive Program
In the first quarter of 2018 and 2017, the Company granted a performance-based award to officers, excluding the four named executive officers and five senior vice presidents, under the Long-term Incentive Program adopted under the 2015 Incentive Plan (the "LTIP") totaling approximately $1.2 million and $1.3 million, which was granted in the form of 43,414 non-vested shares and 41,368 non-vested shares, respectively. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately six years.

For 2018, 2017 and 2016, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $1.2 million, $1.1 million, and $1.1 million, respectively.

Salary Deferral Plan
The Company's salary deferral plan allows certain of its officers to elect to defer up to 50% of their base salary in the form of non-vested shares issued under the 2015 Incentive Plan subject to long-term vesting. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2018, 2017 and 2016, the Company issued 33,348 shares, 39,016 shares and 42,256 shares, respectively, to its officers through the salary deferral plan. For 2018, 2017 and 2016, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $1.0 million, $1.2 million, and $1.2 million, respectively.

Non-employee Directors Incentive Plan
The Company issues non-vested shares to its non-employee directors under the 2015 Incentive Plan. The directors’ shares issued have a one-year vesting period beginning with the May 2015 grant (previously a three-year vesting period) and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2018, 2017 and 2016, the Company issued 30,989 shares, 23,231 shares, and 21,374 shares, respectively, to its non-employee directors through the 2015 Incentive Plan. For 2018, 2017 and 2016, compensation expense resulting from the amortization of non-vested share grants to directors was approximately $0.8 million, $0.8 million, and $1.0 million, respectively.

Other Grants
The Company issued three one-time non-vested share grants related to executive management transition in 2016. For 2018, 2017 and 2016 compensation expense resulting from the amortization of these non-vested share grants to officers was approximately $1.7 million, $1.7 million, and $0.1 million, respectively. The following information provides information about each grant:

•	On March 1, 2016, the Company issued 50,000 shares to the Chief Financial Officer with a 10-year vesting period, resulting in compensation expense of $0.2 million per year.

•	On December 30, 2016, the Company issued 200,000 shares to the President and Chief Executive Officer with a 10-year vesting period, resulting in compensation expense of $0.6 million per year.

•	On December 30, 2016, the Company issued 150,000 shares to the Executive Chairman with a 5-year vesting period, resulting in compensation expense of $0.9 million per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the activity under the 2015 Incentive Plan and related information for the three years in the period ended December 31, 2018 follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016
Stock-based awards, beginning of year	1,907,645	1,786,497	1,092,262
Granted	273,012	413,489	885,219
Vested	(410,794)	(292,341)	(190,984)
Stock-based awards, end of year	1,769,863	1,907,645	1,786,497
Weighted-average grant date fair value of:
Stock-based awards, beginning of year	$28.44	$27.18	$24.72
Stock-based awards granted during the year	$29.72	$32.05	$29.60
Stock-based awards vested during the year	$25.32	$25.88	$24.34
Stock-based awards, end of year	$29.36	$28.44	$27.18
Grant date fair value of shares granted during the year	$8,114	$13,254	$26,204

The vesting periods for the non-vested shares granted during 2018 ranged from one to eight years with a weighted-average amortization period remaining as of December 31, 2018 of approximately 5.1 years.
During 2018, 2017 and 2016, the Company withheld 151,353 shares, 94,403 shares and 48,248 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.
401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.4 million for each year during 2018, 2017 and 2016.
Dividend Reinvestment Plan
The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2018, the Company had issued 591,114 shares under the plan of which 9,487 shares were issued in 2018, 26,031 shares were issued in 2017 and 9,575 shares were issued in 2016.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of common stock. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. Cash received from employees upon exercising options under the Employee Stock Purchase Plan was approximately $0.4 million for the year ended December 31, 2018, $0.8 million for the year ended December 31, 2017, and $1.2 million for the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2018 is as follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016
Options outstanding, beginning of year	318,100	316,321	340,958
Granted	203,836	206,824	198,450
Exercised	(16,716)	(32,076)	(57,924)
Forfeited	(40,897)	(40,659)	(22,081)
Expired	(135,790)	(132,310)	(143,082)
Options outstanding and exercisable, end of year	328,533	318,100	316,321
Weighted-average exercise price of:
Options outstanding, beginning of year	$25.00	$23.69	$20.70
Options granted during the year	$27.30	$25.77	$24.07
Options exercised during the year	$24.01	$24.31	$21.40
Options forfeited during the year	$24.06	$25.01	$23.16
Options expired during the year	$23.55	$23.22	$18.11
Options outstanding, end of year	$24.17	$25.00	$23.69
Weighted-average fair value of options granted during the year (calculated as of the grant date)	$7.81	$6.31	$5.37
Intrinsic value of options exercised during the year	$71	$271	$634
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$1,402	$2,683	$2,098
Exercise prices of options outstanding (calculated as of December 31)	$24.17	$25.00	$23.69
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8

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

	2018	2017	2016
Risk-free interest rates	1.89%	1.20%	1.06%
Expected dividend yields	3.66%	3.70%	4.64%
Expected life (in years)	1.45	1.45	1.42
Expected volatility	28.4%	20.4%	17.6%
Expected forfeiture rates	85%	85%	85%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Earnings Per Share
The Company uses the two-class method of computing net earnings per common share. Non-vested share-based awards containing non-forfeitable rights to dividends are considered participating securities pursuant to the two-class method. The table below sets forth the computation of basic and diluted earnings per common share for the three years in the period ended December 31, 2018.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016
Weighted Average Common Shares
Weighted average Common Shares outstanding	125,219,773	119,739,216	109,861,580
Non-vested shares	(1,927,648)	(1,813,058)	(1,289,478)
Weighted average Common Shares - Basic	123,292,125	117,926,158	108,572,102
Weighted average Common Shares - Basic	123,292,125	117,926,158	108,572,102
Dilutive effect of non-vested shares	—	—	709,559
Dilutive effect of employee stock purchase plan	58,808	91,007	105,336
Weighted average Common Shares - Diluted	123,350,933	118,017,165	109,386,997
Net Income	$69,771	$23,092	$85,571
Dividends paid on nonvested share-based awards	(2,320)	(2,149)	—
Net income applicable to common stockholders	$67,451	$20,943	$85,571
Basic Earnings Per Common Share	$0.55	$0.18	$0.79
Diluted Earnings Per Common Share	$0.55	$0.18	$0.78

14. Commitments and Contingencies
Redevelopment Activity
The Company completed the redevelopment and expansion of one of its medical office buildings in Nashville, Tennessee in 2017. The Company spent approximately $6.1 million during the year ended December 31, 2018, including approximately $1.9 million related to overages on tenant improvement projects that have been or will be reimbursed by the tenant.

The Company continued the redevelopment of a medical office building in Charlotte, North Carolina, which includes a 38,000 square foot vertical expansion. The Company funded approximately $6.1 million during the year ended December 31, 2018. The Company expects initial occupancy to occur in the second quarter of 2019.

Development Activity
The Company completed the development of a 99,957 square foot medical office building in Denver, Colorado in 2017. The Company spent approximately $1.8 million during the year ended December 31, 2018, including approximately $0.1 million related to overages on tenant improvement projects that have been or will be reimbursed by the tenant. The Company anticipates funding additional tenant improvements throughout 2019.
The Company continued the development of a 151,000 square foot medical office building in Seattle, Washington. The Company spent approximately $21.5 million on the development during the year ended December 31, 2018. The Company expects initial occupancy to occur in the fourth quarter of 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below details the Company’s construction activity as of December 31, 2018. The information included in the table below represents management’s estimates and expectations at December 31, 2018, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			December 31, 2018
(Dollars in thousands)	Number of Properties	Initial Occupancy	Construction in Progress Balance	Total Funded During the Year	Total Amount Funded	Estimated Remaining Fundings (unaudited)	Estimated Total Investment (unaudited)	Approximate Square Feet (unaudited)
Construction Activity
Charlotte, NC	1	Q2 2019	$9,586	$6,099	$9,586	2,414	$12,000	38,000
Seattle, WA	1	Q4 2019	23,521	21,549	23,821	40,299	64,120	151,000
Total			$33,107	$27,648	$33,407	$42,713	$76,120	189,000

Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2018, the Company had commitments of approximately $29.2 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in seven parcels of land held for development located adjacent to certain of the Company's existing medical office buildings in Texas, Iowa, Tennessee and Colorado totaled approximately $24.6 million as of December 31, 2018. The Company’s investment in six parcels of land held in Texas, Iowa, and Tennessee totaled approximately $20.1 million as of 2017.
Operating Leases
As of December 31, 2018, the Company was obligated under operating lease agreements consisting primarily of the Company’s ground leases. At December 31, 2018, the Company had 107 properties totaling 8.8 million square feet that were held under ground leases with a remaining weighted average term of 53.9 years, excluding renewal options. These ground leases typically have initial terms of 50 to 75 years with one or more renewal options extending the terms to 75 to 100 years, with expiration dates through 2117.

Any increases related to the Company’s ground leases are generally either stated or based on the Consumer Price Index. Rental expense relating to the operating leases for the years ended December 31, 2018, 2017 and 2016 was $6.9 million, $6.5 million and $5.8 million, respectively. The Company prepaid 47 ground leases. The amortization of the prepaid rent represented approximately $0.5 million of the Company’s rental expense for the years ended December 31, 2018, 2017, and 2016.

The Company’s future minimum lease payments primarily for its 60 non-prepaid ground leases as of December 31, 2018 were as follows (in thousands):

2019	$5,288
2020	5,260
2021	5,238
2022	5,207
2023	5,224
2024 and thereafter	323,533
$349,750

15. Other Data
Taxable Income (unaudited)
The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On a tax-basis, the Company’s gross real estate assets totaled approximately $4.0 billion, $4.0 billion, and $3.7 billion as of December 31, 2018, 2017 and 2016, respectively.
The following table reconciles the Company’s consolidated net income attributable to common stockholders to taxable income for the three years ended December 31, 2018:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income	$69,771	$23,092	$85,571
Reconciling items to taxable income:
Depreciation and amortization	64,775	46,426	38,260
Gain or loss on disposition of depreciable assets	(27,581)	1,570	(32,103)
Impairments	—	—	121
Straight-line rent	(3,049)	(4,551)	(7,101)
Receivable allowances	2,470	1,680	2,067
Stock-based compensation	(1,699)	1,855	1,301
Other	842	6,552	2,236
	35,758	53,532	4,781
Taxable income (1)	$105,529	$76,624	$90,352
Dividends paid	$150,266	$142,327	$131,759
______
 (1) Before REIT dividend paid deduction.
Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2018.
For the three years ended December 31, 2018, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2018		2017		2016
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income (1)	$0.75	62.2%	$0.42	34.5%	$0.78	65.0%
Return of capital	0.33	27.8%	0.50	42.0%	0.35	29.5%
Unrecaptured section 1250 gain	0.12	10.0%	0.28	23.5%	0.07	5.5%
Common stock distributions	$1.20	100.0%	$1.20	100.0%	$1.20	100.0%

______
 (1) For the 2018 reporting year all ordinary income is also Code Section 199A eligible per the The Tax Cut and Jobs Act of 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

State Income Taxes
The Company must pay certain state income taxes, which are typically included in general and administrative expense on the Company’s Consolidated Statements of Income.
The State of Texas gross margins tax on gross receipts from operations is disclosed in the table below as an income tax because it is considered such by the Securities and Exchange Commission.
State income tax expense and state income tax payments for the three years ended December 31, 2018 are detailed in the table below:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
State income tax expense:
Texas gross margins tax	$586	$608	$562
Other	—	—	2
Total state income tax expense	$586	$608	$564
State income tax payments, net of refunds and collections	$637	$555	$544

16. Fair Value of Financial Instruments
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
The table below details the fair value and carrying values for notes and bonds payable as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,346.0	$1,326.5	$1,283.9	$1,269.7

______
(1) Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Selected Quarterly Financial Data (unaudited)
Quarterly financial information for the year ended December 31, 2018 is summarized below.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30 (1)	September 30	December 31 (2)
2018
Revenues from continuing operations	$112,124	$111,634	$113,462	$113,168
Net income attributable to common stockholders	$9,180	$37,729	$6,548	$16,314
Net income attributable to common stockholders per share:
Basic earnings per common share	$0.07	$0.30	$0.05	$0.13
Diluted earnings per common share	$0.07	$0.30	$0.05	$0.13
______

(1)	The increases in net income and amounts per share for the second quarter of 2018 are primarily attributable to gains of $27.7 million on the sale of twelve properties.

(2)	The increases in net income and amounts per share for the fourth quarter of 2018 are primarily attributable to gains of $10.8 million on the sale of three properties.
Quarterly financial information for the year ended December 31, 2017 is summarized below.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31 (1)	June 30 (2)	September 30 (3)	December 31 (4)
2017
Revenues from continuing operations	$104,644	$105,318	$107,025	$107,749
Net income attributable to common stockholders	$31,845	$25,224	$3,173	$(37,151)
Net income attributable to common stockholders per share:
Basic earnings per common share	$0.28	$0.22	$0.02	$(0.31)
Diluted earnings per common share	$0.28	$0.22	$0.02	$(0.31)
______

(1)	The increases in net income and amounts per share for the first quarter of 2017 are primarily attributable to gains of $23.4 million on the sale of six properties.

(2)	The increases in net income and amounts per share for the second quarter of 2017 are primarily attributable to gains of $16.1 million on the sale of three properties.

(3)	The decreases in net income and amounts per share for the third quarter of 2017 are primarily attributable to impairment charges of $5.1 million.

(4)	The decreases in net income and amounts per share for the fourth quarter of 2017 are primarily attributable to a loss on the extinguishment of debt of $45.0 million.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee
Opinion on Internal Control over Financial Reporting
We have audited Healthcare Realty Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules and our report dated February 13, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Nashville, Tennessee
February 13, 2019

Item 9B. Other Information

Election to Opt Out of Section 3-803 of the General Corporation Law
On February 12, 2019, the Board of Directors of the Company approved a resolution prohibiting the Company from electing to be subject to Section 3-803 of Subtitle 8 of Title 3 of the Maryland General Corporation Law (“MGCL”), commonly referred to as the “Maryland Unsolicited Takeover Act” or “MUTA.” MUTA contains statutory provisions that allow a board, without stockholder approval, to elect to classify into three classes with staggered three-year terms. By adopting this resolution, the Board of Directors is prohibited from electing to classify into three classes without first obtaining stockholder approval. In accordance with Sections 3-802(c) and 3-802(d) of the MGCL, on February 12, 2019, the Company filed Articles Supplementary (“Articles Supplementary”) describing the foregoing prohibition with the State Department of Assessments and Taxation of Maryland.

The foregoing summary is qualified in its entirety by reference to the full text of the Second Articles of Amendment and Restatement of the Company, as amended, a copy of which is included as Exhibit 3.1 to this Annual Report on Form 10-K and incorporated herein by reference.

Proxy Access Bylaw Amendment
On February 12, 2019, the Board of Directors adopted an amendment to the Company’s bylaws to implement “proxy access” allowing eligible stockholders to include their own nominees for director in the Company’s proxy materials along with the Board-nominated candidates. This amendment was immediately effective.

The amendment is set forth in the Company’s Amendment No. 3 to the Amended and Restated Bylaws (the “Amendment”). The Amendment permits a shareholder, or a group of up to 20 shareholders, owning at least 3% of the Company’s outstanding shares of capital stock for at least three continuous years to nominate and include in the Company’s proxy materials director nominees comprising up to the greater of two individuals or 20% of the Board, provided that the shareholder(s) and the nominee(s) satisfy the procedural and eligibility requirements specified in the bylaws. The above description of the proxy access provisions of the bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws of the Company, as amended, a copy of which is included as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.

Anti-Hedging Policy
On February 12, 2019, the Board of Directors adopted an anti-hedging policy applicable to employees, officers, and directors of the Company. The policy prohibits the purchase of financial instruments, including prepaid variable forward contracts, instruments for the short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds, that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any securities of the Company.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2019 under the caption “Election of Directors,” is incorporated herein by reference.
Executive Officers
The executive officers of the Company are:

Name	Age	Position
David R. Emery	74	Executive Chairman of the Board
Todd J. Meredith	44	President & Chief Executive Officer
J. Christopher Douglas	43	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	52	Executive Vice President & General Counsel
Robert E. Hull	46	Executive Vice President - Investments
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
Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Securities Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2019 under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2019 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.

Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2019 under the caption “Committee Membership,” is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2019 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2019 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2019 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2019 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Historical Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2018 and December 31, 2017.
•Consolidated Statements of Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.
•Consolidated Statements of Equity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.
•Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.
•Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules:
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit Number		Description of Exhibits
1.1	—	Sales Agreement, dated February 19, 2016, between the Company and Barclays Capital Inc. (1)
1.2	—	Amendment to Sales Agreement, dated May 5, 2017, by and between the Company and Barclays Capital Inc. (2)
1.3	—	Equity Distribution Agreement, dated February 19, 2016, between the Company and BB&T Capital Markets, a division of BB&T Securities, LLC (1)
1.4	—	Amendment to Equity Distribution Agreement, dated May 5, 2017, by and between the Company and BB&T Capital Markets, a division of BB&T Securities, LLC(2)
1.5	—	Sales Agreement, dated February 19, 2016, between the Company and BMO Capital Markets Corp. (1)
1.6	—	Amendment to Sales Agreement, dated May 5, 2017, by and between the Company and BMO Capital Markets Corp. (2)
1.7	—	Controlled Equity Offering Sales Agreement, dated February 19, 2016, between the Company and Cantor Fitzgerald & Co. (1)
1.8	—	Amendment to Controlled Equity Offering Sales Agreement, dated May 5, 2017, by and between the Company and Cantor Fitzgerald & Co. (2)
1.9	—	Sales Agreement, dated February 19, 2016, between the Company and Credit Agricole Securities (USA) Inc. (1)
1.10	—	Amendment to Sales Agreement, dated May 5, 2017, by and between the Company and Credit Agricole Securities (USA) Inc. (2)
1.11	—	Sales Agreement, dated May 5, 2017, by and between the Company and Fifth Third Securities, Inc. (2)

3.1	—	Second Articles of Amendment and Restatement of the Company, as amended. (filed herewith)
3.2	—	Amended and Restated Bylaws of the Company, as amended. (filed herewith)
4.1	—	Specimen stock certificate. (3)
4.2	—	Indenture, dated as of May 15, 2001 by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). (4)
4.3	—	Third Supplemental Indenture, dated December 4, 2009, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). (5)
4.4	—	Form of 6.50% Senior Note due 2017 (set forth in Exhibit B to the Third Supplemental Indenture filed as Exhibit 4.2 thereto). (5)
4.5	—	Fourth Supplemental Indenture, dated December 13, 2010, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). (6)
4.6	—	Form of 5.750% Senior Note due 2021 (set forth in Exhibit B to the Fourth Supplemental Indenture filed as Exhibit 4.2 thereto). (6)
4.7	—	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). (7)
4.8	—	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit (4.8) hereto). (7)
4.9	__	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). (8)
4.10	__	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 hereto). (8)
4.11	__	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Branch Banking and Trust Company, as Trustee. (9)
4.12	__	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.11 hereto). (9)
10.1	—	2000 Employee Stock Purchase Plan. (10)
10.2	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated February 13, 2018. (11)
10.3	—	Dividend Reinvestment Plan, as Amended. (12)
10.4	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between David R. Emery and the Company. (13)
10.5	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company. (13)
10.6	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company. (14)
10.7	—	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company. (14)
10.8	—	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company. (15)
10.9	—	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan. (13)
10.10	—	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010. (16)
10.11	—	Amendment No. 1 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated December 11, 2013. (17)
10.12	—	Amendment No. 2 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated August 4, 2015. (18)
10.13	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors. (19)
10.14	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers. (19)
10.15	—	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. (20)
10.16	—	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. (18)
10.17	—
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
Second Amendment to Term Loan, dated as of December 18, 2017, by and among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the other Lenders named therein. (25)

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

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	—	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	—	XBRL Taxonomy Extension Schema Document. (filed herewith)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)

(1)	Filed as an exhibit to the Company’s Form 8-K filed February 19, 2016 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company's Form 8-K filed May 5, 2017 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K filed December 4, 2009 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K filed December 13, 2010 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K filed December 11, 2017 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2018 and hereby incorporated by reference.

(12)
Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2015 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Company's Form 8-K filed February 3, 2016 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2010 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2012 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Company's Form 8-K filed October 19, 2011 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2012 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Company's Form 8-K filed February 28, 2014 and hereby incorporated by reference.

(24)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2016 and hereby incorporated by reference.

(25)	Filed as an exhibit to the Company's Form 8-K filed December 22, 2017 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.1)

2.	Amendment No. 1 to 2000 Employee Stock Purchase Plan (filed as Exhibit 10.2)

3.	Third Amended and Restated Employment Agreement, dated February 16, 2016, between David R. Emery and the Company (filed as Exhibit 10.4)

4.	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company (filed as Exhibit 10.5)

5.	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company (filed as Exhibit 10.6)

6.	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company (filed as Exhibit 10.7)

7.	Third Amended and Restated Employment Agreement, dated February 15, 2017, between B. Douglas Whitman, II and the Company (filed as Exhibit 10.8)

8.	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company (filed as Exhibit 10.9)

9.	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan (filed as Exhibit 10.10)

10.	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010 (filed as Exhibit 10.11)

11.	Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.12)

12.	Amendment No. 2 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.13)

13.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.14)

14.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.15)

15.	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.16)

16.	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.17)

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 13, 2019.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ TODD J. MEREDITH
Todd J. Meredith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Todd J. Meredith	President and Chief Executive Officer	February 13, 2019
Todd J. Meredith	(Principal Executive Officer)

/s/ J. Christopher Douglas	Executive Vice President and Chief Financial	February 13, 2019
J. Christopher Douglas	Officer (Principal Financial Officer)

/s/ Amanda L. Callaway	Senior Vice President and Chief Accounting	February 13, 2019
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ David R. Emery	Executive Chairman of the Board	February 13, 2019
David R. Emery

/s/ Nancy H. Agee	Director	February 13, 2019
Nancy H. Agee

/s/ Edward H. Braman	Director	February 13, 2019
Edward H. Braman

/s/ Peter F. Lyle	Director	February 13, 2019
Peter F. Lyle

/s/ Edwin B. Morris, III	Director	February 13, 2019
Edwin B. Morris, III

/s/ John Knox Singleton	Director	February 13, 2019
John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 13, 2019
Bruce D. Sullivan

/s/ Christann M. Vasquez	Director	February 13, 2019
Christann M. Vasquez

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

		Balance at Beginning of Period	Additions and Deductions		Uncollectible Accounts Written-off	Balance at End of Period
Description			Charged /(Credited) to Costs and Expenses	Charged to Other Accounts
2018	Accounts and notes receivable allowance	$256	$60	$—	$65	$251
2017	Accounts and notes receivable allowance	$148	$159	$—	$51	$256
2016	Accounts and notes receivable allowance	$179	$(21)	$—	$10	$148

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2018

(Dollars in thousands)

		Land (1)			Buildings, Improvements, Lease Intangibles and CIP (1)
Market	Number of Properties	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Initial Investment	Cost Capitalized Subsequent to Acquisition	Total	Personal Property	(2) (3) (5) Total Property	(1) (3) Accumulated Depreciation	(4) Encumbrances	Date Acquired	Date Constructed
Dallas, TX	25	$16,668	$243	$16,911	$345,126	$118,951	$464,077	$430	$481,418	$166,980	$—	2003-2010	1974-2008
Seattle, WA	19	27,050	1,817	28,867	407,491	31,389	438,880	419	468,166	69,148	31,868	2008-2018	1957-2009
Nashville, TN	6	20,004	49	20,053	115,061	61,196	176,257	1,041	197,351	53,052	—	2004-2018	1960-2015
Atlanta, GA	8	588	427	1,015	187,088	2,079	189,167	37	190,219	11,547	32,597	2017	1999-2014
Los Angela, CA	12	27,281	428	27,709	117,144	40,352	157,496	316	185,521	87,678	23,103	1993-2017	1973-1998
Charlotte, NC	16	4,163	37	4,200	150,022	12,900	162,922	99	167,221	60,389	—	2008-2013	1961-2008
Denver, CO	9	13,887	2,627	16,514	108,206	23,554	131,760	273	148,547	20,315	7,789	2010-2018	1977-2015
Richmond, VA	7	—	—	—	139,636	8,173	147,809	106	147,915	38,288	—	2011	1992-2005
Honolulu, HI	3	8,314	13	8,327	93,839	40,198	134,037	159	142,523	34,703	—	2003-2004	1975-2010
Des Moines, IA	7	12,584	81	12,665	116,647	10,416	127,063	99	139,827	30,376	1,262	2008-2014	2002-2009
Houston, TX	8	13,408	264	13,672	96,894	22,024	118,918	77	132,667	39,195	—	1993-2014	1984-2012
Oklahoma City, OK	3	9,077	350	9,427	111,043	409	111,452	10	120,889	14,751	6,225	2010-2018	1981-2014
San Francisco, CA	3	14,054	—	14,054	93,852	11,759	105,611	43	119,708	15,539	—	2015-2017	1975-2014
Springfield, MO	1	1,989	—	1,989	109,304	—	109,304	—	111,293	14,893	—	2013	2013
Austin, TX	5	14,233	3	14,236	70,976	20,840	91,816	119	106,171	20,766	—	2007-2015	1972-2015
Washington, D.C.	4	—	—	—	93,730	7,456	101,186	8	101,194	20,701	11,980	2004-2017	1967-2005
Memphis, TN	7	5,241	—	5,241	68,180	22,786	90,966	191	96,398	35,109	—	1999-2013	1993-2007
San Antonio, TX	7	6,617	30	6,647	62,760	26,194	88,954	378	95,979	37,877	—	1996-2010	1978-2011
Chicago, IL	3	5,859	—	5,859	69,964	16,104	86,068	201	92,128	19,372	—	2004-2018	1993-2009
Indianapolis, IN	3	3,299	—	3,299	68,994	3,366	72,360	—	75,659	21,299	—	2008-2010	2005-2008
Minneapolis, MN	4	2,090	—	2,090	61,078	683	61,761	—	63,851	7,750	19,576	2014-2017	1974-2010
Other (21 markets)	40	18,098	458	18,556	436,620	89,162	525,782	1,190	545,528	201,243	8,808	1993-2016	1906-2009
Total Real Estate	200	224,504	6,827	231,331	3,123,655	569,991	3,693,646	5,196	3,930,173	1,020,971	143,208
Land Held for Develop.	—	24,647	—	24,647	—	—	—	—	24,647	393	—
Construction in Progress	—	—	—	—	—	—	33,107	—	33,107	—	—
Corporate Property	—	—	—	—	—	—	—	5,500	5,500	4,467	—
Total Properties	200	$249,151	$6,827	$255,978	$3,123,655	$569,991	$3,726,753	$10,696	$3,993,427	$1,025,831	$143,208

(1)	Includes one asset held for sale as of December 31, 2018 of approximately $19.4 million (gross) and accumulated depreciation of $10.7 million.

(2)	Total properties as of December 31, 2018 have an estimated aggregate total cost of $4.0 billion for federal income tax purposes.

(3)
Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 39.0 years, lease intangibles over to 2.1 to 99.0 years, personal property over 2.8 to 20.0 years, and land improvements over 5.0 to 39.0 years.

(4)	Includes unamortized premium of $1.8 million and unaccreted discount of $1.0 million and issuance costs of $0.7 million as of December 31, 2018.

(5)	Rollforward of Total Property and Accumulated Depreciation, including assets held for sale, for the year ended December 31, 2018, 2017 and 2016 follows:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$3,907,010	$933,220	$3,633,993	$843,816	$3,382,680	$762,996
Additions during the period:
Real Estate acquired	112,591	4,175	322,616	4,206	239,265	3,898
Other improvements	74,317	157,385	59,442	135,807	70,595	121,592
Land held for development	4,525	153	—	74	—	26
Construction in Progress	27,649	—	14,598	—	35,596	—
Retirement/dispositions:
Real Estate	(132,665)	(69,102)	(123,639)	(50,683)	(94,143)	(44,696)
Land held for development	—	—	—	—	—	—
Ending Balance	$3,993,427	$1,025,831	$3,907,010	$933,220	$3,633,993	$843,816

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2018

The Company had no mortgage notes receivable outstanding as of December 31, 2018.