Form 10-Q
period 2019-03-31
HEALTHCARE REALTY TRUST INC
filed 2019-05-01
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
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

As of April 26, 2019, the Registrant had 129,214,135 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Real estate properties:
Land	$230,206	$230,206
Buildings, improvements and lease intangibles	3,757,260	3,675,415
Personal property	10,739	10,696
Construction in progress	40,326	33,107
Land held for development	24,647	24,647
	4,063,178	3,974,071
Less accumulated depreciation and amortization	(1,035,800)	(1,015,174)
Total real estate properties, net	3,027,378	2,958,897
Cash and cash equivalents	11,313	8,381
Assets held for sale, net	10,568	9,272
Operating lease right-of-use assets	128,141	—
Financing lease right-of-use assets	9,259	—
Other assets, net	175,864	214,697
Total assets	$3,362,523	$3,191,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,343,110	$1,345,984
Accounts payable and accrued liabilities	61,519	80,411
Liabilities of properties held for sale	633	587
Operating lease liabilities	91,044	—
Financing lease liabilities	14,294	—
Other liabilities	46,144	47,623
Total liabilities	1,556,744	1,474,605
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 129,214 and 125,279 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,292	1,253
Additional paid-in capital	3,302,814	3,180,284
Accumulated other comprehensive loss	(1,611)	(902)
Cumulative net income attributable to common stockholders	1,093,010	1,088,119
Cumulative dividends	(2,589,726)	(2,552,112)
Total stockholders' equity	1,805,779	1,716,642
Total liabilities and stockholders' equity	$3,362,523	$3,191,247

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2019 and 2018
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES
Rental income	$110,696	$110,229
Other operating	1,961	1,895
	112,657	112,124
EXPENSES
Property operating	42,725	41,818
General and administrative	8,510	9,101
Acquisition and pursuit costs	305	277
Depreciation and amortization	42,662	39,573
	94,202	90,769
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	15	—
Interest expense	(13,588)	(12,668)
Interest and other income, net	9	493
	(13,564)	(12,175)
NET INCOME	$4,891	$9,180
Basic earnings per common share	$0.04	$0.07
Diluted earnings per common share	$0.04	$0.07
Weighted average common shares outstanding - basic	124,130	123,257
Weighted average common shares outstanding - diluted	124,232	123,348
Dividends declared, per common share, during the period	$0.30	$0.30
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
NET INCOME	$4,891	$9,180
Other comprehensive income:
Interest rate swaps:
Reclassification adjustments for losses included in net income (interest expense)	15	147
(Losses) gains arising during the period on interest rate swaps	(724)	513
Total other comprehensive income (loss)	(709)	660
COMPREHENSIVE INCOME	$4,182	$9,840

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2018	$1,253	$3,180,284	$(902)	$1,088,119	$(2,552,112)	$1,716,642
Issuance of common stock, net of issuance costs	38	120,462	—	—	—	120,500
Common stock redemptions	—	(570)	—	—	—	(570)
Share-based compensation	1	2,638	—	—	—	2,639
Net income	—	—	—	4,891	—	4,891
Reclassification adjustments for losses included in net income (interest expense)	—	—	15	—	—	15
Losses arising during the period on interest rate swaps	—	—	(724)	—	—	(724)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(37,614)	(37,614)
Balance at March 31, 2019	$1,292	$3,302,814	$(1,611)	$1,093,010	$(2,589,726)	$1,805,779

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2017	$1,251	$3,173,429	$(1,299)	$1,018,348	$(2,401,846)	$1,789,883
Issuance of common stock, net of issuance costs	—	239	—	—	—	239
Common stock redemptions	—	(680)	—	—	—	(680)
Share-based compensation	1	2,821	—	—	—	2,822
Net income	—	—	—	9,180	—	9,180
Reclassification adjustments for losses included in net income (interest expense)	—	—	147	—	—	147
Gains arising during the period on interest rate swaps	—	—	513	—	—	513
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(37,556)	(37,556)
Balance at March 31, 2018	$1,252	$3,175,809	$(639)	$1,027,528	$(2,439,402)	$1,764,548

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$4,891	$9,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,662	39,573
Other amortization	727	584
Share-based compensation	2,639	2,822
Amortization of straight-line rent receivable (lessor)	(668)	(1,722)
Amortization of straight-line rent on operating leases (lessee)	390	384
Gain on sales of real estate assets	(15)	—
Equity from unconsolidated joint ventures loss	10	10
Distributions from unconsolidated joint ventures	88	37
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(4,971)	(4,193)
Accounts payable and accrued liabilities	(10,276)	(6,949)
Other liabilities	(673)	1,094
Net cash provided by operating activities	34,804	40,820
INVESTING ACTIVITIES
Acquisitions of real estate	(91,787)	(1,756)
Development of real estate	(5,712)	(7,573)
Additional long-lived assets	(11,741)	(16,764)
Proceeds from notes receivable repayments	—	5
Net cash used in investing activities	(109,240)	(26,088)
FINANCING ACTIVITIES
Net (repayments) borrowings on unsecured credit facility	(2,000)	24,000
Repayments of notes and bonds payable	(1,193)	(1,154)
Dividends paid	(37,614)	(37,556)
Net proceeds from issuance of common stock	120,617	236
Common stock redemptions	(2,442)	(2,633)
Debt issuance and assumption costs	—	(44)
Net cash provided by (used in) financing activities	77,368	(17,151)
Increase (decrease) in cash and cash equivalents	2,932	(2,419)
Cash and cash equivalents at beginning of period	8,381	6,215
Cash and cash equivalents at end of period	$11,313	$3,796

Supplemental Cash Flow Information:
Interest paid	$11,071	$3,899
Invoices accrued for construction, tenant improvements and other capitalized costs	$13,509	$8,592
Capitalized interest	$307	$186
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of March 31, 2019, the Company had gross investments of approximately $4.0 billion in 201 real estate properties located in 26 states totaling approximately 15.0 million square feet. The Company provided leasing and property management services to approximately 11.3 million square feet nationwide.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. All material intercompany transactions and balances have been eliminated in consolidation.

This interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2019 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.

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

Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, rental lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

(in thousands)	Three Months Ended March 31,
Type of Revenue	2019	2018
Parking income	$1,734	$1,626
Rental lease guaranty	128	175
Management fee income	69	68
Miscellaneous	30	26
	$1,961	$1,895

The Company’s three major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time and the Company recognizes revenue monthly based on this principle.

New Accounting Pronouncements
Accounting Standards Update No. 2016-02, No. 2018-01 and No. 2018-11
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases." In January 2018, FASB issued ASU 2018-01, "Leases - Land Easement Practical Expedient for Transition to Topic 842," in July 2018, FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases - Targeted Improvements," and in December 2018, FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors.” These accounting standard updates are collectively referred to as "Topic 842."
Topic 842 provides several practical expedients that the Company elected. These are (a) the package of practical expedients offered that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, (b) the lessor practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if (i) the timing and pattern of transfer are the same for the non-lease component and associated lease component, and (ii) the lease component would be classified as an operating lease if accounted for separately and (c) the lessee practical expedient not to separate certain non-lease components from the associated lease component.
For lessees, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. Ground leases executed or assumed prior to the adoption of Topic 842 will continue to be accounted for as operating leases and will not result in a materially different ground lease expense. However, each ground lease executed after the adoption of Topic 842 will be evaluated to determine if it is an operating or finance lease. If the lease is to be accounted for as a finance lease, ground lease expense would be accounted for using the effective interest method instead of the straight-line method over the term of the lease, which would result in higher ground lease expense in the earlier years of a ground lease when compared to the straight-line method. The Company's lease population is primarily ground leases, but also includes management office leases in third party buildings and certain copier and postage machine leases. The Company utilized a third party to assist in determining the discount rate for its ground leases. The terms of the ground leases generally range from 40 to 99 years with a weighted average remaining lease term remaining of 54.9 years, excluding renewal options. The Company's discount rates, which approximates the Company's incremental borrowing rate, ranged from 3.4% for leases expiring in 2019 to 6.2% for leases expiring in 2115. The Company utilized a third party to assist in determining the discount rates. The discount rates consider the general economic environment and factor in various financing and asset specific adjustments so that the discount rate is appropriate for the intended use of the underlying lease. As of January 1, 2019, the Company recognized the present value of its lease payments and a corresponding lease liability of $91.7 million. In addition, the Company reclassified $45.0 million of prepaid ground leases and below-market lease intangibles from the Other assets line item, $1.9 million of above-market lease intangibles from the Other liabilities line and $8.4 million of straight-line rent from the Accounts payable and accrued liabilities line item to the Operating lease right-of-use assets line item on the Condensed Consolidated Balance Sheets.
For lessors, the new standard requires a lessor to classify leases as either sales-type, direct-financing or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Lessor accounting remains largely unchanged with some exceptions including the concept of separating lease and nonlease components. Nonlease components, such as common area maintenance, are generally accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. The combined component is accounted for under Topic 842. Lease related receivables, which include accounts receivable and accrued straight-line rent receivables, are reduced for revenue reserves and are recognized as a reduction to rental income. The adoption of Topic 842, where the Company is the lessor, did not have a material impact on the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2019.
The new standard was effective for the Company on January 1, 2019. Topic 842 provides two transition alternatives. The Company elected to choose the prospective optional transition method available to apply the guidance in Accounting Standards Codification Topic 840 in the comparative periods presented in the year Topic 842 is adopted. Topic 842 includes extensive quantitative and qualitative disclosures as compared to Topic 840, Leases, for both lessees and lessors. See Note 3 for additional disclosures.

Accounting Standards Update No. 2016-13 and No. 2018-19
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This update is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost and certain other financial instruments be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2018-19 also clarifies that receivables arising from operating leases are not within the scope of this topic. Instead, impairment of these receivables should be accounted for in accordance with Topic 842, Leases. This standard is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the Condensed Consolidated Financial Statements and related notes.

Accounting Standards Update No. 2017-04
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." This update eliminates Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value. This standard is effective for the Company for annual and interim periods beginning after December 15, 2019. The Company does not expect a material impact on the Condensed Consolidated Financial Statements and related notes from the adoption of this standard.

Note 2. Real Estate Investments
2019 Acquisitions
The following table details the Company's acquisitions for the three months ended March 31, 2019:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Cash Consideration(2)	Real Estate	Other (3)	Square Footage (Unaudited)
Washington, D.C. (4)	MOB	3/28/19	$46.0	$45.9	$50.2	$(4.3)	158,338
Indianapolis, IN (5)	MOB	3/28/19	47.0	44.8	43.7	1.1	143,499
			$93.0	$90.7	$93.9	$(3.2)	301,837
______

(1)	MOB = medical office building

(2)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(3)	Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

(4)
Includes two properties. The Company assumed two ground leases in connection with this acquisition that are classified as financing leases. The present value of future lease payments totaling $14.4 million was recorded on the Company's Condensed Consolidated Balance Sheets. In addition, the right-of-use assets were partially offset by $5.2 million of above-market lease intangibles included in Other.

(5)
The Company assumed a prepaid ground lease totaling $0.8 million and recorded a below-market lease intangible totaling $0.9 million in connection with this acquisition that is classified as an operating lease that are included in Other.

Subsequent Acquisition
On April 2, 2019, the Company acquired a 47,963 square foot medical office building in Atlanta, Georgia for a purchase price of $28.0 million.

Subsequent Disposition
On April 9, 2019, the Company disposed of three off-campus medical office buildings and one on-campus medical office building to a single purchaser. The buildings are located in Tucson, Arizona and total 67,345 square feet. The sales price was approximately $13.0 million and as of March 31, 2019, the Company's net investment in the buildings was $6.9 million.

Assets Held for Sale
In March 2019, the Company reclassified an inpatient rehabilitation facility to held for sale upon notification that a ground lessor is exercising a purchase option. The purchase price is determined by an appraisal process that is currently underway. The Company expects the purchase price to be greater than the current net investment of approximately $1.3 million. As of March 31, 2019 and December 31, 2018, the Company had two properties and one property, respectively, classified as held for sale.

The table below reflects the assets and liabilities of the properties classified as held for sale as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Balance Sheet data:
Land	$1,125	$1,125
Buildings, improvements and lease intangibles	39,586	18,231
	40,711	19,356
Accumulated depreciation	(30,706)	(10,657)
Real estate assets held for sale, net	10,005	8,699
Operating lease right-of-use assets	168	—
Other assets, net	395	573
Assets held for sale, net	$10,568	$9,272

Accounts payable and accrued liabilities	$251	$450
Operating lease liabilities	168	—
Other liabilities	214	137
Liabilities of properties held for sale	$633	$587

Note 3. Leases
Lessor Accounting Under ASC 842
The Company’s properties generally are leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2036. Some leases provide for fixed rent renewal terms in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property.

The Company's leases typically have escalators that are either based on a stated percentage or an index such as CPI (consumer price index). In addition, most of the Company's leases include nonlease components such as reimbursement of operating expenses as additional rent or include the reimbursement of expected operating expenses as part of the lease payment. The Company elected the practical expedient and adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the periods when the information is known. As of March 31, 2019, the Company had one ground lease that is associated with a property under construction where rent has not yet commenced. Lease income for the Company's operating leases recognized for the three months ended March 31, 2019 was $110.7 million.

Future lease payments under the non-cancelable operating leases, excluding any reimbursements, as of March 31, 2019 are as follows (in thousands):

2019	$250,619
2020	294,900
2021	250,050
2022	213,822
2023	175,215
2024 and thereafter	502,647
$1,687,253

Lessor Accounting Under ASC 840
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
$1,683,035

Lessee Accounting Under ASC 842
As of March 31, 2019, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of March 31, 2019, the Company had 109 properties, excluding one property classified as held for sale, totaling 9.1 million square feet that were held under ground leases with a remaining weighted average term of 54.9 years, excluding renewal options. Including renewal options, the remaining weighted average term would be 70.7 years. Some lease renewal terms are based on fixed rent renewal terms in addition to market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2117. Any increases related to the Company’s ground leases are generally either stated or based on the Consumer Price Index. The Company had 46 prepaid ground leases as of March 31, 2019. The amortization of the prepaid rent, included in the operating lease right-of-use asset represented approximately $0.1 million of the Company’s rental expense for the three months ended March 31, 2019 and March 31, 2018.

The Company’s future lease payments (primarily for its 63 non-prepaid ground leases) as of March 31, 2019 were as follows (in thousands):

	Operating	Financing
2019	$2,948	$626
2020	4,849	611
2021	4,879	619
2022	4,909	628
2023	4,947	637
2024 and thereafter	314,406	74,766
Total undiscounted lease payments	336,938	77,887
Discount	(245,894)	(63,593)
Lease Liability	$91,044	$14,294

The following table provides a detail of the Company's total lease expense for the three months ended March 31, 2019 (in thousands):

	Operating	FInancing
Lease expense
Operating lease expense	$1,116	$—
Variable lease expense	740	—
Total lease expense	$1,856	$—

Other information
Operating cash flows outflows related to operating leases	$2,771	$—
Right-of-use assets obtained in exchange for new lease liabilities	$—	$14,294
Weighted-average remaining lease term (excluding renewal options)	54.0	70.6
Weighted-average discount rate	5.5%	5.9%

Lessee Accounting Under ASC 840

As of December 31, 2018, the Company was obligated under operating lease agreements consisting primarily of the Company’s ground leases. At December 31, 2018, the Company had 107 properties totaling 8.8 million square feet that were held under ground leases with a remaining weighted average term of 53.9 years, excluding renewal options. These ground leases typically have initial terms of 50 to 75 years with one or more renewal options extending the terms to 75 to 100 years, with expiration dates through 2117. Any rental increases related to the Company’s ground leases are generally either stated or based on the Consumer Price Index.

The Company’s future minimum lease payments (primarily for its 60 non-prepaid ground leases) as of December 31, 2018 were as follows (in thousands):

2019	$5,288
2020	5,260
2021	5,238
2022	5,207
2023	5,224
2024 and thereafter	323,533
$349,750

Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		March 31, 2019	December 31, 2018	March 31, 2019
Unsecured Credit Facility	7/20	$260,000	$262,000	3.49%
Unsecured Term Loan Facility, net of issuance costs (1)	12/22	149,234	149,183	3.53%
Senior Notes due 2023, net of discount and issuance costs	4/23	248,223	248,117	3.95%
Senior Notes due 2025, net of discount and issuance costs (2)	5/25	248,338	248,278	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	295,309	295,198	3.84%
Mortgage notes payable, net of discounts and issuance costs and including premiums	7/19-5/40	142,006	143,208	4.79%
		$1,343,110	$1,345,984

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

Subsequent Mortgage Note Payable Payoff
On April 10, 2019, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.00% per annum with an outstanding principal of $8.9 million. The mortgage note encumbered a 52,813 square foot property in Washington.

Note 5. Derivative Financial Instruments
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

As of March 31, 2019, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Derivative Instrument	Number of Instruments	Notional Amount (in millions)
Interest rate swaps	4	$75.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of March 31, 2019.

	Balance at March 31, 2019
(Dollars in thousands)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$589
Total derivatives designated as hedging instruments		$589

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) ("OCI") during the three months ended March 31, 2019 and 2018 related to the Company's outstanding interest rate swaps.

	Amount of Loss Recognized in OCI on Derivative		Amount of Loss Reclassified from OCI into Income
(Dollars in thousands)	2019		2019	2018
Interest rate products	$724	Interest expense	$(27)	$105
Settled interest rate swaps	—	Interest expense	42	42
	$724	Total interest expense	$15	$147

Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

The Company estimates that $13 thousand related to active interest rate swaps will be reclassified from OCI as a decrease to interest expense over the next 12 months, and that $0.2 million related to settled interest rate swaps will be amortized from OCI as an increase to interest expense over the next 12 months.

Subsequent Activity
On April 12, 2019, the Company entered into two interest rate swaps totaling $50.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Company's variable rate debt to a fixed interest rate of 2.334%. These derivatives were used to hedge variable cash flows associated with variable-rate debt.

Note 6. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Redevelopment Activity
The Company is redeveloping a medical office building in Charlotte, North Carolina, which includes a 38,000 square foot vertical expansion. As of March 31, 2019, the Company had funded approximately $9.7 million on the redevelopment of this property. The project is expected to be completed in the second quarter of 2019.

Development Activity
The Company began the development of a 151,000 square foot medical office building in Seattle, Washington during 2017. As of March 31, 2019, the Company had funded approximately $30.9 million on the development. The Company expects the project to be completed in the fourth quarter of 2019.
Note 7. Stockholders' Equity

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Balance, beginning of period	125,279,455	125,131,593
Issuance of common stock	3,889,411	26,203
Nonvested share-based awards, net of withheld shares	45,225	121,659
Balance, end of period	129,214,091	125,279,455

Equity Offering
On March 19, 2019, the Company issued 3,737,500 shares of common stock, par value $0.01 per share, at $31.40 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $115.8 million.

At-The-Market Equity Offering Program
The Company sold 135,265 shares under the Company's at-the-market equity offering program during the three months ended March 31, 2019. The sales generated $4.3 million in net proceeds at prices to the public ranging from $32.01 to $32.86 (weighted average of $32.36). The Company had 5,733,432 authorized shares remaining available to be sold under the current sales agreements as of April 26, 2019.

Common Stock Dividends
During the three months ended March 31, 2019, the Company declared and paid common stock dividends totaling $0.30 per share. On April 30, 2019, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on May 30, 2019 to stockholders of record on May 15, 2019.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's nonvested share-based awards are considered participating securities pursuant to the two-class method. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	125,908,335	125,167,128
Nonvested shares	(1,778,700)	(1,909,777)
Weighted average Common Shares outstanding—Basic	124,129,635	123,257,351
Weighted average Common Shares outstanding—Basic	124,129,635	123,257,351
Dilutive effect of employee stock purchase plan	102,132	90,330
Weighted average Common Shares outstanding—Diluted	124,231,767	123,347,681
Net Income	$4,891	$9,180
Dividends paid on nonvested share-based awards	(536)	(579)
Net income applicable to common stockholders	$4,355	$8,601
Basic earnings per common share - Net income	$0.04	$0.07
Diluted earnings per common share - Net income	$0.04	$0.07

Incentive Plans
A summary of the activity under the Company's share-based incentive plans for the three months ended March 31, 2019 and 2018 is included in the table below.

	Three Months Ended March 31,
	2019	2018
Share-based awards, beginning of period	1,769,863	1,907,645
Granted	64,771	76,762
Vested	(50,507)	(54,065)
Share-based awards, end of period	1,784,127	1,930,342

During the three months ended March 31, 2019 and 2018, the Company withheld 19,546 and 21,196 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

In addition to the share-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three months ended March 31, 2019 and 2018 is included in the table below.

	Three Months Ended March 31,
	2019	2018
Outstanding and exercisable, beginning of period	328,533	318,100
Granted	235,572	203,836
Exercised	(14,630)	(8,835)
Forfeited	(16,625)	(10,580)
Expired	(142,074)	(135,790)
Outstanding and exercisable, end of period	390,776	366,731

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

The table below details the fair values and carrying values for notes and bonds payable at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,343.1	$1,329.8	$1,346.0	$1,326.5

______

(1)	Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants and sponsors, borrowings under the Company's unsecured credit facility due 2020 (the "Unsecured Credit Facility"), proceeds from the sales of real estate properties and proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash on hand, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.7 billion at March 31, 2019, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Dividends paid by the Company for the three months ended March 31, 2019 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.30 per common share. The Company expects that additional cash flows from existing properties, acquisitions and developments will generate sufficient cash flows from operations such that dividends for the full year 2019 can be funded by cash flows from operations.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2019 were approximately $109.2 million. Below is a summary of significant investing activities.
2019 Acquisitions
The following table details the Company's acquisitions for the three months ended March 31, 2019:

(Dollars in millions)	Health System Affiliation	Date Acquired	Purchase Price	Square Footage	Cap Rate	Hospital Campus Location (1)
Washington, D.C. (2)	Inova Health	3/28/19	$46.0	158,338	5.2%	On
Indianapolis, IN	Indiana University Health	3/28/19	47.0	143,499	5.1%	On
			$93.0	301,837	5.2%
______

(1)	On = Located on a hospital campus

(2)	Includes two properties.

Subsequent Acquisition
On April 2, 2019, the Company acquired a 47,963 square foot medical office building in Atlanta, Georgia for a purchase price of $28.0 million.

Capital Funding
During the three months ended March 31, 2019, the Company funded the following:

•	$7.3 million toward development and redevelopment of properties;

•	$2.8 million toward first generation tenant improvements and planned capital expenditures for acquisitions;

•	$4.3 million toward second generation tenant improvements; and

•	$3.5 million toward capital expenditures.

Subsequent Disposition
On April 9, 2019, the Company disposed of three off-campus medical office buildings and one on-campus medical office building to a single purchaser. The buildings are located in Tucson, Arizona and total 67,345 square feet. The sales price was approximately $13.0 million and the Company's net investment in the buildings was $6.9 million as of March 31, 2019.

Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2019 were approximately $77.4 million. Inflows from equity related to the Company's common stock issuances and net borrowings totaled $120.6 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $43.2 million primarily associated with dividends paid to common stockholders. See Notes 4 and 7 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Common Stock Issuances
The Company sold 135,265 shares under the Company's at-the-market equity offering program during the three months ended March 31, 2019. The sales generated $4.3 million in net proceeds at prices to the public ranging from $32.01 to $32.86 (weighted average of $32.36). The Company had 5,733,432 authorized shares remaining available to be sold under the current sales agreements as of April 26, 2019.

On March 19, 2019, the Company issued 3,737,500 shares of common stock, par value $0.01 per share, at $31.40 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $115.8 million.

Subsequent Mortgage Note Payable Payoff
On April 10, 2019, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.00% per annum with an outstanding principal of $8.9 million. The mortgage note encumbered a 52,813 square foot property in Washington.

Operating Activities
Cash flows provided by operating activities decreased from $40.8 million for the three months ended March 31, 2018 to $34.8 million for the three months ended March 31, 2019. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, below are some of the factors and trends that management believes may impact future operations of the Company.

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 581 leases totaling 2.1 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2019. Approximately 95% of the leases expiring in 2019 are located in buildings on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first three months of the year has been within this range.

Included in the 2019 lease expirations is a lease for a 111,000 square foot fitness center with Baylor Scott & White that recently was extended for 90 days to September 30, 2019. This fitness center is located in a 217,000 square foot on-campus medical office building. The Company and Baylor Scott & White are exploring options, including bringing in a third party operator for the fitness center and converting any remaining space to clinical use.

The Company has two single-tenant net leased, on-campus inpatient rehabilitation facilities with lease terms scheduled to expire in the third quarter of 2019.  The Company received notice that the lessee is exercising its third renewal option related to one of the leases, representing 0.9% of the total cash NOI for the trailing twelve months ended March 31, 2019.  The other lease, representing 0.8% of total cash NOI for the same period, is not expected to be renewed; however, the Company received notice that the the ground lessor is exercising its purchase option. The purchase price is determined by an appraisal process that is currently underway. The Company expects the purchase price to be greater than the current net investment of approximately $1.3 million.
Property Operating Agreement Expirations
On February 28, 2019, the Company’s remaining property operating agreement between the Company and a sponsoring health system expired. This agreement contractually obligated the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. If the minimum return was not achieved through normal operations of the property, the Company calculated and accrued to property lease guaranty revenue, each quarter, any shortfalls due from the sponsor under the terms of the property operating agreement. The Company recognized $0.1 million in property lease guaranty revenue during the first quarter of 2019 related to this agreement.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2019, leases for 88% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 31% having modified gross lease structures and 57% having net lease structures.

Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	Number of Properties		Gross Real Estate Investment as of March 31, 2019
Year Exercisable	MOB	Inpatient	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current (3)	3	1	$95,740	$—	$95,740
2020	—	—	—	—	—
2021	1	—	—	14,984	14,984
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	5	1	47,620	221,929	269,549
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	1	—	43,869	—	43,869
2029 and thereafter	5	—	125,638	—	125,638
Total	15	2	$312,867	$236,913	$549,780
_____

(1)	The purchase option price includes a fair market value component that is determined by an appraisal process.

(2)
Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 17% greater than the Company's current gross investment.

(3)	These purchase options have been exercisable for an average of 10.6 years.

In March 2019, the Company received notice that a ground lessor is exercising a purchase option on a inpatient rehabilitation facility. The purchase price is determined by an appraisal process that is currently underway. The Company expects the purchase price to be greater than the current net investment of approximately $1.3 million.

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
The non-GAAP financial measures and key performance indicators presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income, as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
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
Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO, Normalized FFO and FAD for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2019	2018
Net Income	$4,891	$9,180
Gain on sales of real estate assets	(15)	—
Real estate depreciation and amortization	43,383	40,003
Total adjustments	43,368	40,003
FFO Attributable to Common Stockholders	$48,259	$49,183
Acquisition and pursuit costs (1)	305	277
Lease intangible amortization (2)	84	—
Forfeited earnest money received	—	(466)
Normalized FFO Attributable to Common Stockholders	$48,648	$48,994
Non-real estate depreciation and amortization	1,465	1,466
Provision for bad debt, net	(75)	—
Straight-line rent, net	(270)	(1,330)
Stock-based compensation	2,639	2,822
Normalized FFO adjusted for non-cash items	$52,407	$51,952
2nd generation TI	(4,326)	(5,867)
Leasing commissions paid	(1,483)	(1,851)
Capital additions	(3,462)	(4,184)
FAD	$43,136	$40,050
FFO per Common Share—Diluted	$0.39	$0.40
Normalized FFO per Common Share—Diluted	$0.39	$0.40
FFO weighted average common shares outstanding - Diluted (3)	124,928	123,984
_____

(1)	Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.

(2)
The Company adopted the 2018 NAREIT FFO White Paper Restatement during the first quarter of 2019. This amended definition specifically includes the impact of acquisition related market lease intangible amortization in the calculation of NAREIT FFO.  The Company historically included this amortization in the real estate depreciation and amortization line item which is added back in the calculation of NAREIT FFO.  Prior periods were not restated for the adoption.

(3)
Diluted weighted average common shares outstanding for the three months ended March 31, 2019 and 2018 includes the dilutive effect of nonvested share-based awards outstanding of 696,432 and 635,872 respectively.

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
Same Store Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented and include redevelopment projects. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, and development conversions. In addition, the Company typically excludes properties that meet any of the following Company-defined criteria to be included in the reposition property group:

•	Properties having less than 60% occupancy that is expected to last at least two quarters;

•	Properties that experience a loss of occupancy over 30% in a single quarter; or

•	Properties with negative net operating income that is expected to last at least two quarters.

Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Development properties will be included in the same store pool eight full quarters after substantial completion. Any additional square footage created by redevelopment projects at a same store property is included in the same store pool immediately upon completion. Any property included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive net operating income and has remained at that level for eight full quarters.The following table reflects the Company's same store cash NOI for the three months ended March 31, 2019 and 2018.

			Same Store Cash NOI for the
			Three Months Ended March 31,
(Dollars in thousands)	Number of Properties	Gross Investment at March 31, 2019	2019	2018
Multi-tenant Properties	150	$2,894,291	$53,105	$50,792
Single-tenant Net Lease Properties	14	463,261	10,378	10,182
Total	164	$3,357,552	$63,483	$60,974

The following tables reconcile net income to same store NOI and the same store property count to the total owned real estate portfolio for the three months ended March 31, 2019 and 2018:
Reconciliation of Same Store Cash NOI:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net income	$4,891	$9,180
Other (income) expense	13,564	12,175
General and administrative expense	8,510	9,101
Depreciation and amortization expense	42,662	39,573
Other expenses (1)	2,159	1,968
Straight-line rent revenue	(668)	(1,722)
Other revenue (2)	(1,350)	(1,438)
Cash NOI	69,768	68,837
Cash NOI not included in same store	(6,285)	(7,863)
Same store cash NOI	$63,483	$60,974
_____

(1)	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.

(2)
Includes management fee income, interest, mortgage interest income, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Property Count:

Property Count as of March 31, 2019
Same Store Properties	164
Acquisitions	24
Development Conversion	1
Reposition	12
Total Owned Real Estate Properties	201

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The Company’s results of operations for the three months ended March 31, 2019 compared to the same period in 2018 were impacted by acquisitions, developments, dispositions, gains, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $0.5 million, or 0.5%, to approximately $112.7 million for the three months ended March 31, 2019 compared to $112.1 million in the prior year period. This increase is comprised of the following:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Property operating	$98,982	$95,294	$3,688	3.9%
Single-tenant net lease	11,046	13,213	(2,167)	(16.4)%
Straight-line rent	668	1,722	(1,054)	(61.2)%
Rental income	110,696	110,229	467	0.4%
Other operating	1,961	1,895	66	3.5%
Total Revenues	$112,657	$112,124	$533	0.5%

Property operating revenue increased $3.7 million, or 3.9%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 contributed $2.5 million.

•	Leasing activity, including contractual rent increases, contributed $2.4 million.

•	The conversion of one property in 2018 to single-tenant net lease resulted in a decrease of $0.2 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $1.0 million.

Single-tenant net lease revenue decreased $2.2 million, or 16.4%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2018 resulted in a decrease of $2.5 million.

•	Leasing activity including contractual rent increases contributed $0.2 million.

•	The conversion of one property in 2018 from multi-tenant resulted in an increase of $0.1 million.

Straight-line rent revenue decreased $1.1 million, or 61.2%, from the prior year period primarily as a result of net leasing activity and contractual rent increases.

Expenses
Property operating expenses increased $0.9 million, or 2.2%, for the three months ended March 31, 2019 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 resulted in an increase of $1.3 million.

•	Portfolio property tax increases of $0.6 million.

•	Utilities expense decreases of $0.4 million.

•	Dispositions in 2018 resulted in a decrease of $0.6 million.

General and administrative expenses decreased approximately $0.6 million, or 6.5%, for the three months ended March 31, 2019 compared to the prior year period primarily as a result of the following:

•	Performance-based compensation expense resulted in a decrease of $0.2 million.

•	Office rent decrease of $0.2 million due to the acquisition of the Company's headquarters.

•	Other net decreases, including telecommunication lines, travel and other administrative, of $0.4 million.

•	Compensation expense increased $0.3 million.

Depreciation and amortization expense increased $3.1 million, or 7.8%, for the three months ended March 31, 2019 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 resulted in an increase of $2.1 million.

•	Various building and tenant improvement expenditures resulted in an increase of $2.9 million.

•	Dispositions in 2018 resulted in a decrease of $0.6 million.

•	Assets that became fully depreciated resulted in a decrease of $1.3 million.

Other income (expense)
Interest expense increased $0.9 million, or 7.3%, for the three months ended March 31, 2019 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Contractual interest	$13,193	$12,208	$985	8.1%
Net discount/premium accretion	52	(1)	53	(5,300.0)%
Deferred financing costs amortization	608	605	3	0.5%
Interest rate swap amortization	42	42	—	—%
Interest cost capitalization	(307)	(186)	(121)	65.1%
Total interest expense	$13,588	$12,668	$920	7.3%

Contractual interest expense increased $1.0 million, or 8.1%, primarily due to the following activity:

•	The Unsecured Credit Facility balance and interest rate increases accounted for an increase of approximately $1.0 million.

•	The Company's unsecured term loan due 2022 interest rate increase accounted for an increase of $0.2 million.

•	Mortgage notes assumed upon 2018 acquisitions of real estate properties accounted for an increase of $0.1 million.

•	Mortgage notes repayments accounted for a decrease of approximately $0.3 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2019, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	10,947	$28.28	—	—
February 1 - February 28	7,649	31.69	—	—
March 1 - March 31	950	31.60	—	—
Total	19,546

Authorized Repurchases of Equity Securities by the Issuer
On April 30, 2019, the Company’s Board of Directors authorized the repurchase of up to $50 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of this report, the Company has not repurchased any shares of its common stock under this authorization.

Item 6. Exhibits

Exhibit	Description
Exhibit 1.1	Underwriting Agreement dated March 14, 2019 by and among the Company, Wells Fargo Securities, LLC and BMO Capital Markets Corp. (1)

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended (2)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (3)

Exhibit 4.1	Specimen Stock Certificate (4)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Branch Banking and Trust Company, as trustee (as successor to the trustee named therein) (5)

Exhibit 4.3	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(6)

Exhibit 4.4	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.7 thereto)(5)

Exhibit 4.5	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(7)

Exhibit 4.6	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 thereto) (7)

Exhibit 4.7	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Branch Banking and Trust Company, as Trustee. (8)

Exhibit 4.8	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.11 hereto). (8)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
_______________

(1)	Filed as an exhibit to the Company's Form 8-K filed March 18, 2019 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company's Form 8-K filed May 5, 2017 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) filed April 2, 1993 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated as reference.

(6)	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s Form 8-K filed December 11, 2017 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	May 1, 2019