Form 10-Q/A
period 2019-03-31
HEALTHCARE REALTY TRUST INC
filed 2019-05-03
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q /A
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

3310 West End Avenue, Suite 700
Nashville, Tennessee 37203
(Address of principal executive offices)
(615) 269-8175
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	HR	New York Stock Exchange

As of April 26, 2019, the Registrant had 129,214,135 shares of Common Stock outstanding.

Explanatory Note

Healthcare Realty Trust Incorporated (the "Company") is filing this Amendment (the "Amendment") to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019 (the "Original Filing") to correct two footnotes and hyperlinks relating to Exhibits 3.1 and 3.2 of the Original Filing. The hyperlinks and footnotes incorrectly identified the source documents for these two exhibits which were incorporated by reference into the Original Filing.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than with respect to Exhibits 3.1 and 3.2, this Amendment does not modify or update the disclosure in the Original Filing in any way.

Item 6. Exhibits

Exhibit	Description
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (1)

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

_______________

(1)	Filed as an exhibit to the Company's Form 10-K filed February 13, 2019 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	May 3, 2019