Form 10-Q
period 2019-06-30
HEALTHCARE REALTY TRUST INC
filed 2019-07-30
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
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
Yes  ☐    No  ☒

As of July 26, 2019, the Registrant had 129,245,427 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Real estate properties:
Land	$247,772	$230,206
Buildings, improvements and lease intangibles	3,845,546	3,675,415
Personal property	10,804	10,696
Construction in progress	36,996	33,107
Land held for development	24,647	24,647
	4,165,765	3,974,071
Less accumulated depreciation and amortization	(1,064,408)	(1,015,174)
Total real estate properties, net	3,101,357	2,958,897
Cash and cash equivalents	7,617	8,381
Assets held for sale, net	6,615	9,272
Operating lease right-of-use assets	127,326	—
Financing lease right-of-use assets	9,095	—
Other assets, net	176,537	214,697
Total assets	$3,428,547	$3,191,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,442,758	$1,345,984
Accounts payable and accrued liabilities	60,394	80,411
Liabilities of properties held for sale	511	587
Operating lease liabilities	91,056	—
Financing lease liabilities	14,216	—
Other liabilities	50,168	47,623
Total liabilities	1,659,103	1,474,605
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 129,245 and 125,279 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,292	1,253
Additional paid-in capital	3,305,344	3,180,284
Accumulated other comprehensive loss	(6,189)	(902)
Cumulative net income attributable to common stockholders	1,097,494	1,088,119
Cumulative dividends	(2,628,497)	(2,552,112)
Total stockholders' equity	1,769,444	1,716,642
Total liabilities and stockholders' equity	$3,428,547	$3,191,247

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2019 and 2018
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Rental income	$114,351	$109,566	$225,046	$219,795
Other operating	1,966	2,068	3,928	3,963
	116,317	111,634	228,974	223,758
EXPENSES
Property operating	44,286	41,737	87,012	83,556
General and administrative	7,845	8,373	16,355	17,473
Acquisition and pursuit costs	422	120	726	397
Depreciation and amortization	43,926	40,130	86,588	79,703
Bad debts, net of recoveries	—	104	—	104
	96,479	90,464	190,681	181,233
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	4,849	29,590	4,865	29,590
Interest expense	(13,850)	(13,069)	(27,438)	(25,737)
Impairment of real estate assets	(5,610)	—	(5,610)	—
Interest and other income (expense), net	(743)	38	(735)	530
	(15,354)	16,559	(28,918)	4,383
NET INCOME	$4,484	$37,729	$9,375	$46,908
Basic earnings per common share	$0.03	$0.30	$0.07	$0.37
Diluted earnings per common share	$0.03	$0.30	$0.07	$0.37
Weighted average common shares outstanding - basic	127,449	123,285	125,799	123,271
Weighted average common shares outstanding - diluted	127,525	123,321	125,889	123,324
Dividends declared, per common share, during the period	$0.30	$0.30	$0.60	$0.60
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME	$4,484	$37,729	$9,375	$46,908
Other comprehensive income:
Interest rate swaps:
Reclassification adjustments for losses included in net income (interest expense)	(1)	127	15	274
(Losses) gains arising during the period on interest rate swaps	(4,577)	517	(5,301)	1,030
Total other comprehensive income (loss)	(4,578)	644	(5,286)	1,304
COMPREHENSIVE INCOME (LOSS)	$(94)	$38,373	$4,089	$48,212

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2019
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2018	$1,253	$3,180,284	$(902)	$1,088,119	$(2,552,112)	$1,716,642
Issuance of common stock, net of issuance costs	38	120,462	—	—	—	120,500
Common stock redemptions	—	(570)	—	—	—	(570)
Share-based compensation	1	2,638	—	—	—	2,639
Net income	—	—	—	4,891	—	4,891
Reclassification adjustments for losses included in net income (interest expense)	—	—	15	—	—	15
Losses arising during the period on interest rate swaps	—	—	(724)	—	—	(724)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(37,614)	(37,614)
Balance at March 31, 2019	$1,292	$3,302,814	$(1,611)	$1,093,010	$(2,589,726)	$1,805,779
Issuance of common stock, net of issuance costs	—	159	—	—	—	159
Share-based compensation	—	2,371	—	—	—	2,371
Net income	—	—	—	4,484	—	4,484
Reclassification adjustments for losses included in net income (interest expense)	—	—	(1)	—	—	(1)
Losses arising during the period on interest rate swaps	—	—	(4,577)	—	—	(4,577)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(38,771)	(38,771)
Balance at June 30, 2019	$1,292	$3,305,344	$(6,189)	$1,097,494	$(2,628,497)	$1,769,444

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2018
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2017	$1,251	$3,173,429	$(1,299)	$1,018,348	$(2,401,846)	$1,789,883
Issuance of common stock, net of issuance costs	—	239	—	—	—	239
Common stock redemptions	—	(680)	—	—	—	(680)
Share-based compensation	1	2,821	—	—	—	2,822
Net income	—	—	—	9,180	—	9,180
Reclassification adjustments for losses included in net income (interest expense)	—	—	147	—	—	147
Gains arising during the period on interest rate swaps	—	—	513	—	—	513
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(37,556)	(37,556)
Balance at March 31, 2018	$1,252	$3,175,809	$(639)	$1,027,528	$(2,439,402)	$1,764,548
Issuance of common stock, net of issuance costs	—	112	—	—	—	112
Share-based compensation	—	2,593	—	—	—	2,593
Net income	—	—	—	37,729	—	37,729
Reclassification adjustments for losses included in net income (interest expense)	—	—	127	—	—	127
Gains arising during the period on interest rate swaps	—	—	517	—	—	517
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(37,569)	(37,569)
Balance at June 30, 2018	$1,252	$3,178,514	$5	$1,065,257	$(2,476,971)	$1,768,057

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$9,375	$46,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,588	79,703
Other amortization	1,547	1,344
Share-based compensation	5,011	5,415
Amortization of straight-line rent receivable (lessor)	(1,063)	(2,797)
Amortization of straight-line rent on operating leases (lessee)	776	766
Gain on sales of real estate assets	(4,865)	(29,590)
Impairment of real estate assets	5,610	—
Loss from unconsolidated joint ventures	3	2
Distributions from unconsolidated joint ventures	277	99
Provision for bad debts, net	—	104
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(2,015)	(778)
Accounts payable and accrued liabilities	(8,621)	(4,227)
Other liabilities	(1,943)	279
Net cash provided by operating activities	90,680	97,228
INVESTING ACTIVITIES
Acquisitions of real estate	(193,295)	(62,977)
Development of real estate	(13,006)	(16,377)
Additional long-lived assets	(30,892)	(37,592)
Proceeds from sales of real estate assets	12,118	55,001
Proceeds from notes receivable repayments	—	8
Net cash used in investing activities	(225,075)	(61,937)
FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	58,000	46,000
Borrowings on term loan	50,000	—
Repayments of notes and bonds payable	(11,483)	(2,556)
Dividends paid	(76,386)	(75,125)
Net proceeds from issuance of common stock	120,668	347
Common stock redemptions	(2,442)	(2,633)
Debt issuance and assumption costs	(4,584)	(125)
Payments made on finance leases	(142)	—
Net cash provided by (used in) financing activities	133,631	(34,092)
(Decrease) increase in cash and cash equivalents	(764)	1,199
Cash and cash equivalents at beginning of period	8,381	6,215
Cash and cash equivalents at end of period	$7,617	$7,414

Supplemental Cash Flow Information:
Interest paid	$26,512	$18,706
Invoices accrued for construction, tenant improvements and other capitalized costs	$10,853	$9,877
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$—	$7,995
Capitalized interest	$651	$471

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to the Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of June 30, 2019, the Company had gross investments of approximately $4.1 billion in 201 real estate properties located in 26 states totaling approximately 15.3 million square feet. The Company provided leasing and property management services to approximately 11.1 million square feet nationwide.

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

Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, rental lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Type of Revenue	2019	2018	2019	2018
Parking income	$1,870	$1,819	$3,603	$3,445
Rental lease guaranty	—	146	128	321
Management fee income	64	69	133	137
Miscellaneous	32	34	64	60
	$1,966	$2,068	$3,928	$3,963

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
For lessees, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. Ground leases executed or assumed prior to the adoption of Topic 842 will continue to be accounted for as operating leases and will not result in a materially different ground lease expense. However, each ground lease executed after the adoption of Topic 842 will be evaluated to determine if it is an operating or finance lease. If the lease is to be accounted for as a finance lease, ground lease expense would be accounted for using the effective interest method instead of the straight-line method over the term of the lease, which would result in higher ground lease expense in the earlier years of a ground lease when compared to the straight-line method. The Company's lease population is primarily ground leases, but also includes management office leases in third party buildings and certain copier and postage machine leases. The terms of the ground leases generally range from 40 to 99 years with a weighted average lease term remaining of 54.8 years, excluding renewal options. The Company's discount rates, which approximates the Company's incremental borrowing rate, ranged from 3.4% for leases expiring in 2019 to 6.2% for leases expiring in 2115. The Company utilized a third party to assist in determining the discount rates for its ground leases. The discount rates consider the general economic environment and factor in various financing and asset specific adjustments so that the discount rate is appropriate for the intended use of the underlying lease. As of January 1, 2019, the Company recognized the present value of its lease payments and a corresponding lease liability of $91.7 million. In addition, the Company reclassified $45.0 million of prepaid ground leases and below-market lease intangibles from the Other assets line item, $1.9 million of above-market lease intangibles from the Other liabilities line and $8.4 million of straight-line rent from the Accounts payable and accrued liabilities line item to the Operating lease right-of-use assets line item on the Condensed Consolidated Balance Sheets.
For lessors, the new standard requires a lessor to classify leases as either sales-type, direct-financing or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Lessor accounting remains largely unchanged with some exceptions including the concept of separating lease and nonlease components. Nonlease components, such as common area maintenance, are generally accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. The combined component is accounted for under Topic 842. Lease related receivables, which include accounts receivable and accrued straight-line rent receivables, are reduced for revenue reserves and are recognized as a reduction to rental income. The adoption of Topic 842, where the Company is the lessor, did not have a material impact on the Company's Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019.
The new standard was effective for the Company on January 1, 2019. Topic 842 provides two transition alternatives. The Company elected to choose the prospective optional transition method available to apply the guidance in Accounting Standards Codification Topic 840 in the comparative periods presented in the year Topic 842 was adopted. Topic 842 includes extensive quantitative and qualitative disclosures as compared to Topic 840, Leases, for both lessees and lessors. See Note 3 for additional disclosures.

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

Note 2. Real Estate Investments
2019 Acquisitions
The following table details the Company's acquisitions for the six months ended June 30, 2019:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Cash Consideration(2)	Real Estate	Other (3)	Square Footage (Unaudited)
Washington, D.C. (4)	MOB	3/28/19	$46.0	$45.9	$50.2	$(4.3)	158,338
Indianapolis, IN (5)	MOB	3/28/19	47.0	44.8	43.7	1.1	143,499
Atlanta, GA	MOB	4/2/19	28.0	28.0	28.0	—	47,963
Dallas, TX	MOB	6/10/19	17.0	16.7	17.0	(0.3)	89,990
Seattle, WA	MOB	6/11/19	7.7	7.8	7.8	—	29,870
Seattle, WA	MOB	6/14/19	19.0	19.1	19.5	(0.4)	47,255
Seattle, WA	MOB	6/28/19	30.5	30.4	30.6	(0.2)	78,288
			$195.2	$192.7	$196.8	$(4.1)	595,203
______

(1)	MOB = medical office building

(2)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(3)	Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

(4)
Includes two properties. The Company assumed two ground leases in connection with this acquisition that are classified as financing leases. The present value of future lease payments totaling $14.3 million was recorded on the Company's Condensed Consolidated Balance Sheets. In addition, the right-of-use assets were partially offset by $5.2 million of above-market lease intangibles included in Other.

(5)
The Company assumed a prepaid ground lease totaling $0.8 million and recorded a below-market lease intangible totaling $0.9 million in connection with this acquisition that is classified as an operating lease that is included in Other.

2019 Real Estate Asset Dispositions
The following table details the Company's dispositions for the six months ended June 30, 2019:

(Dollars in millions)	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables) (2)	Gain/ (Impairment)	Square Footage (Unaudited)
Tucson, AZ (3)	MOB	4/9/19	$13.0	$(0.9)	$12.1	$6.9	$0.4	$4.8	67,345

______

(1)	MOB = medical office building

(2)	Includes straight-line rent receivables, leasing commissions and lease inducements.

(3)	Includes four properties sold to a single purchaser.

Assets Held for Sale
As of June 30, 2019 and December 31, 2018, the Company had three properties and one property, respectively, classified as held for sale. The three properties held for sale as of June 30, 2019 are described in the following:

•
In March 2019, the Company reclassified an inpatient rehabilitation facility to held for sale upon notification that a ground lessor is exercising a purchase option. The purchase price is determined by an appraisal process that is currently underway. The Company expects the purchase price to be greater than the current net investment of approximately $1.3 million. This property is expected to be sold in the third quarter of 2019.

•
In May 2019, the Company accepted an offer from a third party to purchase a former long-term acute care facility located in Pittsburgh, Pennsylvania and recorded an impairment totaling $5.2 million based on the sales price less estimated costs to sell. The Company expects the sale to occur in the third quarter of 2019. This property was reclassified to held for sale in 2017.

•
In June 2019, the Company reclassified a medical office building located in Virginia Beach, Virginia to held for sale. The Company accepted a third party offer to sell the property for $1.3 million and recorded an impairment totaling $0.4 million based on the sales price less estimated costs to sell. The property is expected to sell in the third quarter of 2019.

The table below reflects the assets and liabilities of the properties classified as held for sale as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Balance Sheet data:
Land	$2,089	$1,125
Buildings, improvements and lease intangibles	36,534	18,231
	38,623	19,356
Accumulated depreciation	(32,594)	(10,657)
Real estate assets held for sale, net	6,029	8,699
Operating lease right-of-use assets	42	—
Other assets, net	544	573
Assets held for sale, net	$6,615	$9,272

Accounts payable and accrued liabilities	$198	$450
Operating lease liabilities	42	—
Other liabilities	271	137
Liabilities of properties held for sale	$511	$587

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

The Company's leases typically have escalators that are either based on a stated percentage or an index such as CPI (consumer price index). In addition, most of the Company's leases include nonlease components such as reimbursement of operating expenses as additional rent or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the periods when the information is known. As of June 30, 2019, the Company had one ground lease that is associated with a property under construction where rent has not yet commenced. Lease income for the Company's operating leases recognized for the three and six months ended June 30, 2019 was $114.4 million and $225.0 million, respectively.

Future lease payments under the non-cancelable operating leases, excluding any reimbursements, as of June 30, 2019 were as follows (in thousands):

2019	$172,488
2020	313,354
2021	267,340
2022	229,297
2023	188,965
2024 and thereafter	524,957
$1,696,401

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
Future minimum lease payments under the non-cancelable operating leases, excluding any reimbursements, as of December 31, 2018 were as follows (in thousands):

2019	$326,441
2020	279,211
2021	235,660
2022	201,072
2023	163,978
2024 and thereafter	476,673
$1,683,035

Lessee Accounting Under ASC 842
As of June 30, 2019, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of June 30, 2019, the Company had 108 properties, excluding one property classified as held for sale, totaling 9.0 million square feet that were held under ground leases with a remaining weighted average term of 54.8 years, excluding renewal options. Including renewal options, the remaining weighted average term would be 70.5 years. Some lease renewal terms are based on fixed rent renewal terms in addition to market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2117. Any rental increases related to the Company’s ground leases are generally either stated or based on the Consumer Price Index. The Company had 46 prepaid ground leases as of June 30, 2019. The amortization of the prepaid rent, included in the operating lease right-of-use asset represented approximately $0.2 million and $0.1 million of the Company’s rental expense for the three months ended June 30, 2019 and 2018, respectively and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

The Company’s future lease payments (primarily for its 62 non-prepaid ground leases) as of June 30, 2019 were as follows (in thousands):

	Operating	Financing
2019	$1,912	$214
2020	4,833	611
2021	4,862	619
2022	4,893	628
2023	4,931	637
2024 and thereafter	314,198	74,767
Total undiscounted lease payments	335,629	77,476
Discount	(244,573)	(63,260)
Lease liabilities	$91,056	$14,216

The following table provides a detail of the Company's total lease expense for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost
Operating lease expense	$1,163	$2,279
Variable lease expense	795	1,535
Finance lease cost
Amortization of right-of-use assets	51	51
Interest on lease liabilities	196	196
Total lease expense	$2,205	$4,061

Other information
Operating cash flows outflows related to operating leases	$1,402	$4,173
Financing cash flows outflows related to financing leases	$142	$142
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$14,294

Weighted-average remaining lease term (excluding renewal options) - operating leases	54.5
Weighted-average remaining lease term (excluding renewal options) -finance leases	70.3
Weighted-average discount rate - operating leases	5.5%
Weighted-average discount rate - finance leases	5.9%

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

The Company’s future minimum lease payments (primarily for its 60 non-prepaid ground leases) as of December 31, 2018 were as follows (in thousands):

2019	$5,288
2020	5,260
2021	5,238
2022	5,207
2023	5,224
2024 and thereafter	323,533
$349,750

Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		June 30, 2019	December 31, 2018	June 30, 2019
$700 million Unsecured Credit Facility	5/23	$320,000	$262,000	3.30%
$200 million Unsecured Term Loan Facility, net of issuance costs (1)	5/24	198,901	149,183	3.30%
$150 million Unsecured Term Loan due 2026 (2)	6/26	—	—	N/A
Senior Notes due 2023, net of discount and issuance costs	4/23	248,328	248,117	3.95%
Senior Notes due 2025, net of discount and issuance costs (3)	5/25	248,399	248,278	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	295,422	295,198	3.84%
Mortgage notes payable, net of discounts and issuance costs and including premiums	7/20-5/40	131,708	143,208	4.81%
		$1,442,758	$1,345,984

______

(1)	The effective interest rate includes the impact of interest rate swaps on $175.0 million at a weighted average rate of 2.29% (plus the applicable margin rate, currently 100 basis points).

(2)
As of June 30, 2019, there were no outstanding loans under the $150.0 million unsecured term loan due June 2026. This term loan has a delayed draw feature that allows the Company to draw against the commitments until February 2020.

(3)
The effective interest rate includes the impact of the $1.7 million settlement of a forward-starting interest rate swap that is included in Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets.

Changes in Debt Structure
On April 10, 2019, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.00% per annum with an outstanding principal of $8.9 million. The mortgage note encumbered a 52,813 square foot property in Washington.

On May 31, 2019, the Company amended and restated its $700.0 million unsecured credit facility due 2020 (the "Unsecured Credit Facility") to extend the maturity date from July 2020 to May 2023. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin, which depends on the Company's credit ratings, ranging from 0.775% to 1.45% (currently 0.90%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.125% to 0.30% (currently 0.20%). In connection with the amendment, the Company paid up front fees to the lenders and other costs of approximately $3.5 million, which will be amortized over the term of the Unsecured Credit Facility.

Also, on May 31, 2019, the Company amended and restated its term loan agreement (the "Term Loan") with a syndicate of lenders. The amended agreement extended the maturity date of the Company's unsecured term loan due 2022 to May 2024 (the "Term Loan due 2024") and increased the loan amount from $150.0 million to $200.0 million. In addition, the amended agreement added a $150.0 million seven-year term loan facility (the "Term Loan due 2026"). The Term Loan due 2024 bears interest at LIBOR plus an applicable margin ranging from 0.85% to 1.65% (1.00% at June 30, 2019) based upon the Company's unsecured debt ratings. The Term Loan due 2026 has a delayed draw feature that allows the Company up to nine months to draw against the commitments. As of June 30, 2019, no loans were outstanding under the Term Loan due 2026. Loans outstanding under the Term Loan due 2026 will bear interest at a rate equal to LIBOR plus a margin ranging from 1.45% to 2.40% (1.60% at June 30, 2019). Committed amounts that remain undrawn are subject to a ticking fee ranging from 0.125% to 0.30% per annum (0.20% at June 30, 2019). In connection with the amendment, the Company paid up front fees to the lenders of approximately $1.8 million, of which $1.0 million will be amortized over the respective term of the term loans and $0.8 million were expensed during the second quarter of 2019.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) ("OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

On April 12, 2019, the Company entered into two interest rate swaps totaling $50.0 million to fix the one-month LIBOR portion of the cost of borrowing to a rate of 2.33%. These derivatives are being used to hedge variable cash flows associated with variable-rate debt.

On May 15, 2019, the Company entered into two interest rate swaps totaling $50.0 million to fix the one-month LIBOR portion of the cost of borrowing to a rate of 2.13%. These derivatives are being used to hedge variable cash flows associated with variable-rate debt.

As of June 30, 2019, the Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Derivative Instrument	Number of Instruments	Notional Amount (in millions)
Interest rate swaps	8	$175.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of June 30, 2019.

	Balance at June 30, 2019
(Dollars in thousands)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$5,210
Total derivatives designated as hedging instruments		$5,210

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on OCI during the three and six months ended June 30, 2019 and 2018 related to the Company's outstanding interest rate swaps.

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(Dollars in thousands)	2019	2018		2019	2018
Interest rate products	$(4,577)	$517	Interest expense	$(43)	$85
Settled interest rate swaps	—	—	Interest expense	42	42
	$(4,577)	$517	Total interest expense	$(1)	$127

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2019	2018		2019	2018
Interest rate products	$(5,301)	$1,030	Interest expense	$(69)	$190
Settled interest rate swaps	—	—	Interest expense	84	84
	$(5,301)	$1,030	Total interest expense	$15	$274

Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

The Company estimates that $0.9 million will be reclassified from OCI to interest expense over the next 12 months.

Note 6. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Redevelopment Activity
The Company is redeveloping a medical office building in Charlotte, North Carolina, which includes a 40,278 square foot vertical expansion. As of June 30, 2019, the Company had funded approximately $9.8 million towards the redevelopment of this property. The Company expects to fund approximately $2.2 million for additional tenant improvements associated with this project. The first tenant took occupancy during the second quarter of 2019.

Development Activity
The Company began the development of a 151,000 square foot medical office building in Seattle, Washington during 2017. As of June 30, 2019, the Company had funded approximately $37.3 million towards the development. The Company expects to fund approximately $26.8 million to complete this project. The Company expects the first tenant to take occupancy in the fourth quarter of 2019.

Note 7. Stockholders' Equity

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30, 2019	December 31, 2018
Balance, beginning of period	125,279,455	125,131,593
Issuance of common stock	3,895,667	26,203
Nonvested share-based awards, net of withheld shares	70,221	121,659
Balance, end of period	129,245,343	125,279,455

Equity Offering
On March 19, 2019, the Company issued 3,737,500 shares of common stock, par value $0.01 per share, at $31.40 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $115.8 million.

At-The-Market Equity Offering Program
The Company sold 135,265 shares under the Company's at-the-market equity offering program during the six months ended June 30, 2019. The sales generated $4.3 million in net proceeds at prices to the public ranging from $32.01 to $32.86 (weighted average of $32.36). No shares were sold under this program in the second quarter of 2019.

The Company had 5,733,432 authorized shares remaining available to be sold under the current sales agreements as of July 26, 2019.

Common Stock Dividends
During the six months ended June 30, 2019, the Company declared and paid common stock dividends totaling $0.60 per share. On July 30, 2019, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on August 30, 2019 to stockholders of record on August 15, 2019.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's nonvested share-based awards are considered participating securities pursuant to the two-class method. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	129,228,102	125,217,707	127,577,389	125,192,557
Nonvested shares	(1,778,648)	(1,933,073)	(1,778,674)	(1,921,489)
Weighted average Common Shares outstanding—Basic	127,449,454	123,284,634	125,798,715	123,271,068
Weighted average Common Shares outstanding—Basic	127,449,454	123,284,634	125,798,715	123,271,068
Dilutive effect of employee stock purchase plan	75,153	36,371	90,640	53,092
Weighted average Common Shares outstanding—Diluted	127,524,607	123,321,005	125,889,355	123,324,160
Net Income	$4,484	$37,729	$9,375	$46,908
Dividends paid on nonvested share-based awards	(534)	(582)	(1,070)	(1,160)
Net income applicable to common stockholders	$3,950	$37,147	$8,305	$45,748
Basic earnings per common share - Net income	$0.03	$0.30	$0.07	$0.37
Diluted earnings per common share - Net income	$0.03	$0.30	$0.07	$0.37

Incentive Plans
A summary of the activity under the Company's share-based incentive plans for the three and six months ended June 30, 2019 and 2018 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based awards, beginning of period	1,784,127	1,930,342	1,769,863	1,907,645
Granted	24,996	30,989	89,767	107,751
Vested	(30,989)	(23,231)	(81,496)	(77,296)
Share-based awards, end of period	1,778,134	1,938,100	1,778,134	1,938,100

During the six months ended June 30, 2019 and 2018, the Company withheld 19,546 and 21,196 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

In addition to the share-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and six months ended June 30, 2019 and 2018 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Outstanding and exercisable, beginning of period	390,776	366,731	328,533	318,100
Granted	—	—	235,572	203,836
Exercised	(4,386)	(1,870)	(19,016)	(10,705)
Forfeited	(23,172)	(14,326)	(39,797)	(24,906)
Expired	—	—	(142,074)	(135,790)
Outstanding and exercisable, end of period	363,218	350,535	363,218	350,535

Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

Cash and cash equivalents - The carrying amount approximates fair value due to the short term maturity of these investments.

Borrowings under the Unsecured Credit Facility and the Term Loan Due 2024 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.

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

The table below details the fair values and carrying values for notes and bonds payable at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,442.8	$1,455.7	$1,346.0	$1,326.5

______

(1)	Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

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

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants and sponsors, borrowings under the Company's Unsecured Credit Facility and Term Loan, proceeds from the sales of real estate properties and proceeds from public or private debt or equity offerings.

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash on hand, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.8 billion at June 30, 2019, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2019 were approximately $225.1 million. Below is a summary of significant investing activities.
2019 Acquisitions
The following table details the Company's acquisitions for the six months ended June 30, 2019:

(Dollars in millions)	Health System Affiliation	Date Acquired	Purchase Price	Square Footage	Cap Rate	Miles to Campus
Washington, D.C. (1)	Inova Health	3/28/19	$46.0	158,338	5.2%	0.00
Indianapolis, IN	Indiana University Health	3/28/19	47.0	143,499	5.1%	0.00
Atlanta, GA	Piedmont Healthcare	4/2/19	28.0	47,963	5.7%	0.14
Dallas, TX	Baylor Scott & White Health	6/10/19	17.0	89,990	6.2%	0.01
Seattle, WA	MultiCare Health System	6/11/19	7.7	29,870	6.9%	0.20
Seattle, WA	UW Medicine (Seattle)	6/14/19	19.0	47,255	5.8%	0.27
Seattle, WA	UW Medicine (Seattle)	6/28/19	30.5	78,288	5.7%	0.35
			$195.2	595,203	5.5%
______

(1)	Includes two properties.

Capital Funding
During the six months ended June 30, 2019, the Company funded the following:

•	$14.2 million toward development and redevelopment of properties;

•	$7.4 million toward first generation tenant improvements and planned capital expenditures for acquisitions;

•	$10.5 million toward second generation tenant improvements; and

•	$8.4 million toward capital expenditures.

2019 Dispositions
The Company disposed of four properties during the six months ended June 30, 2019 for a total sales price of $13.0 million, including cash proceeds of $12.1 million and $0.9 million of closing costs and related adjustments. The following table details these dispositions for the six months ended June 30, 2019:

(Dollars in millions)	Date Disposed	Sales Price	Square Footage	2Q 2019 NOI	Disposition Cap Rate	Property Type (1)
Tucson, AZ (2)	4/9/2019	$13.0	67,345	$—	6.2%	MOB
______

(1)	MOB = Medical office building

(2)	Includes three off-campus medical office buildings and one on-campus medical office building sold to a single purchaser.

Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2019 were approximately $133.6 million. Inflows from equity related to the Company's common stock issuances and net borrowings totaled $228.7 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $95.0 million primarily associated with dividends paid to common stockholders. See Notes 4 and 7 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Common Stock Issuances
The Company sold 135,265 shares under the Company's at-the-market equity offering program during the six months ended June 30, 2019. The sales generated $4.3 million in net proceeds at prices to the public ranging from $32.01 to $32.86 (weighted average of $32.36). The Company had 5,733,432 authorized shares remaining available to be sold under the current sales agreements as of July 26, 2019.

On March 19, 2019, the Company issued 3,737,500 shares of common stock, par value $0.01 per share, at $31.40 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $115.8 million.

Debt Activity
On April 10, 2019, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.00% per annum with an outstanding principal of $8.9 million. The mortgage note encumbered a 52,813 square foot property in Washington.

On May 31, 2019, the Company amended and restated its Unsecured Credit Facility to extend the maturity date from July 2020 to May 2023. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin, which depends on the Company's credit ratings ranging from 0.775% to 1.45% (currently 0.90%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.125% to 0.30% (currently 0.20%). In connection with the amendment, the Company paid up front fees to the lenders and other costs of approximately $3.5 million, which will be amortized over the term of the Unsecured Credit Facility.

Also, on May 31, 2019, the Company amended and restated its Term Loan with a syndicate of lenders. The amended agreement extended the maturity date of the Company's unsecured term loan due 2022 to May 2024 and increased the loan amount from $150.0 million to $200.0 million. In addition, the amended agreement added a $150.0 million seven-year term loan facility due June 2026. The Term Loan due 2024 bears interest at LIBOR plus an applicable margin ranging from 0.85% to 1.65% (1.00% at June 30, 2019) based upon the Company's unsecured debt ratings. The Term Loan due 2026 has a delayed draw feature that allows the Company up to nine months to draw against the commitments. As of June 30, 2019, no loans were outstanding under the Term Loan due 2026. Loans outstanding under the Term Loan due 2026 will bear interest at a rate equal to LIBOR plus a margin ranging from 1.45% to 2.40% (1.60% at June 30, 2019). Committed amounts that remain undrawn are subject to a ticking fee ranging from 0.125% to 0.30% per annum (0.20% at June 30, 2019). In connection with the amendment, the Company paid up front fees to the lenders of approximately $1.8 million, of which $1.0 million will be amortized over the respective term of the Term Loans and $0.8 million were expensed during the second quarter of 2019.

The Company has outstanding interest rate swaps totaling $175.0 million to hedge one-month LIBOR. The following details the amount and rate of each swap:

Effective Date	Amount	Weighted Average Rate	Expiration Date
December 18, 2017	$25,000	2.18%	December 16, 2022
February 1, 2018	50,000	2.46%	December 16, 2022
May 1, 2019	50,000	2.33%	May 1, 2026
June 3, 2019	50,000	2.13%	May 1, 2026
	175,000	2.29%

Operating Activities
Cash flows provided by operating activities decreased from $97.2 million for the six months ended June 30, 2018 to $90.7 million for the six months ended June 30, 2019. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipts of tenant rent.
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

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 433 leases totaling 1.6 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2019. Approximately 95% of the leases expiring in 2019 are in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first six months of the year has been within this range.

Included in the 2019 lease expirations is a lease for a 111,000 square foot fitness center with Baylor Scott & White that was extended for 90 days to September 30, 2019. This fitness center is located in a 217,000 square foot on-campus medical office building. The Company is currently in lease negotiations with a fitness center operator for approximately half of the space and is exploring options to convert any remaining space to clinical use.

The Company has two single-tenant net leased, on-campus inpatient rehabilitation facilities with lease terms scheduled to expire in the third quarter of 2019.  The tenant has exercised a five-year renewal for one of these facilities. The Company is in the process of establishing the renewal rate with the tenant, which will be not less than the expiring rate. The rent from the facility represented 0.9% of the Company's total cash NOI for the trailing twelve months ended June 30, 2019. The other lease, representing 0.8% of total cash NOI for the same period, is not expected to be renewed; however, the Company received notice that the the ground lessor is exercising its purchase option. The purchase price is determined by an appraisal process that is currently underway. The Company expects the purchase price to be greater than the current net investment of approximately $1.3 million.
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

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. Historically, utilities expenses in the third quarter have increased approximately $1.5 million over the second quarter. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2019, leases for 88% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 31% having modified gross lease structures and 57% having net lease structures.

Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	Number of Properties		Gross Real Estate Investment as of June 30, 2019
Year Exercisable	MOB	Inpatient	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current (3)	3	1	$95,807	$—	$95,807
2020	—	—	—	—	—
2021	1	—	—	14,984	14,984
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	5	1	47,625	221,929	269,554
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	1	—	43,877	—	43,877
2029 and thereafter	5	—	125,690	—	125,690
Total	15	2	$312,999	$236,913	$549,912
_____

(1)	The purchase option price includes a fair market value component that is determined by an appraisal process.

(2)
Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 17% greater than the Company's current gross investment.

(3)	These purchase options have been exercisable for an average of 10.9 years.

In March 2019, the Company received notice that a ground lessor is exercising a purchase option on an inpatient rehabilitation facility located in Erie, Pennsylvania. The purchase price is determined by an appraisal process that is currently underway. The Company expects the purchase price to be greater than the current net investment of approximately $1.3 million.

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
Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO, Normalized FFO and FAD for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2019	2018	2019	2018
Net Income	$4,484	$37,729	$9,375	$46,908
Gain on sales of real estate assets	(4,849)	(29,590)	(4,865)	(29,590)
Impairment of real estate assets	5,610	—	5,610	—
Real estate depreciation and amortization	44,682	40,747	88,066	80,751
Total adjustments	45,443	11,157	88,811	51,161
FFO Attributable to Common Stockholders	$49,927	$48,886	$98,186	$98,069
Acquisition and pursuit costs (1)	422	120	726	397
Lease intangible amortization (2)	54	—	138	—
Debt financing costs	760	—	760	—
Forfeited earnest money received	—	—	—	(466)
Normalized FFO Attributable to Common Stockholders	$51,163	$49,006	$99,810	$98,000
Non-real estate depreciation and amortization	1,536	1,481	3,001	2,947
Provision for bad debt, net	150	104	75	104
Straight-line rent, net	(1)	(683)	(271)	(2,013)
Stock-based compensation	2,372	2,593	5,011	5,415
Normalized FFO adjusted for non-cash items	$55,220	$52,501	$107,626	$104,453
2nd generation TI	(6,124)	(7,755)	(10,450)	(13,622)
Leasing commissions paid	(2,601)	(1,947)	(4,084)	(3,798)
Capital additions	(4,993)	(7,117)	(8,455)	(11,301)
FAD	$41,502	$35,682	$84,637	$75,732
FFO per Common Share—Diluted	$0.39	$0.39	$0.78	$0.79
Normalized FFO per Common Share—Diluted	$0.40	$0.40	$0.79	$0.79
FFO weighted average common shares outstanding - Diluted (3)	128,279	123,983	126,615	123,973
_____

(1)	Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.

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

(3)
Diluted weighted average common shares outstanding for the six months ended June 30, 2019 and 2018 includes the dilutive effect of nonvested share-based awards outstanding of 754,089 and 662,270 respectively.

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

Same Store Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented and include redevelopment projects. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, reposition properties and newly developed properties. The Company utilizes the reposition classification for properties experiencing a shift in strategic direction. Such a shift can occur for a variety of reasons, including a substantial change in the use of the asset, a change in strategy or closure of a neighboring hospital, or significant property damage. Such properties may require enhanced management, leasing, capital needs or a disposition strategy that differs from the rest of the portfolio. To identify properties exhibiting these reposition characteristics, the Company applies the following Company-defined criteria:

•	Properties having less than 60% occupancy that is expected to last at least two quarters;

•	Properties that experience a loss of occupancy over 30% in a single quarter; or

•	Properties with negative net operating income that is expected to last at least two quarters.
Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Newly developed properties will be included in the same store pool eight full quarters after substantial completion. Any additional square footage created by redevelopment projects at a same store property is included in the same store pool immediately upon completion. Any property included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive net operating income and has remained at that level for eight full quarters. The following table reflects the Company's same store cash NOI for the three months ended June 30, 2019 and 2018.

			Same Store Cash NOI for the
			Three Months Ended June 30,
(Dollars in thousands)	Number of Properties	Gross Investment at June 30, 2019	2019	2018
Multi-tenant Properties	147	$2,946,524	$54,131	$52,476
Single-tenant Net Lease Properties	14	461,794	10,467	10,247
Total	161	$3,408,318	$64,598	$62,723

The following tables reconcile net income to same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended June 30, 2019 and 2018:
Reconciliation of Same Store Cash NOI:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018
Net income	$4,484	$37,729
Other income (expense)	15,354	(16,559)
General and administrative expense	7,845	8,373
Depreciation and amortization expense	43,926	40,130
Other expenses (1)	2,352	1,939
Straight-line rent revenue	(395)	(1,074)
Other revenue (2)	(1,330)	(1,268)
Cash NOI	72,236	69,270
Cash NOI not included in same store	(7,638)	(6,547)
Same store cash NOI	$64,598	$62,723
Reposition NOI	347	525
Same store and reposition cash NOI	64,945	63,248
_____

(1)	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.

(2)
Includes management fee income, interest, mortgage interest income, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties:

	As of June 30, 2019
	Property Count	Gross Investment	Square Feet	Occupancy
Same store properties	161	$3,408,318	12,785,405	89.5%
Acquisitions	27	574,793	1,803,890	91.1%
Development completions	1	29,798	99,957	41.8%
Reposition	12	85,713	577,390	38.7%
Total owned real estate properties	201	$4,098,622	15,266,642	87.4%

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The Company’s results of operations for the three months ended June 30, 2019 compared to the same period in 2018 were impacted by acquisitions, developments, dispositions, gains on sale, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $4.7 million, or 4.2%, to approximately $116.3 million for the three months ended June 30, 2019 compared to $111.6 million in the prior year period. This increase is comprised of the following:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Property operating	$102,818	$96,419	$6,399	6.6%
Single-tenant net lease	11,138	12,073	(935)	(7.7)%
Straight-line rent	395	1,074	(679)	(63.2)%
Rental income	114,351	109,566	4,785	4.4%
Other operating	1,966	2,068	(102)	(4.9)%
Total Revenues	$116,317	$111,634	$4,683	4.2%

Property operating revenue increased $6.4 million, or 6.6%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 contributed $4.7 million.

•	Leasing activity, including contractual rent increases, contributed $3.1 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $1.4 million.

Single-tenant net lease revenue decreased $0.9 million, or 7.7%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2018 resulted in a decrease of $1.2 million.

•	Leasing activity, including contractual rent increases, contributed $0.3 million.

Straight-line rent revenue decreased $0.7 million, or 63.2%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 contributed $0.2 million.

•	Leasing activity and contractual rent increases resulted in a decrease of $0.9 million.

Expenses
Property operating expenses increased $2.5 million, or 6.1%, for the three months ended June 30, 2019 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 resulted in an increase of $2.0 million.

•	Maintenance and repair expense resulted in an increase of $0.6 million.

•	Portfolio property tax increased $0.7 million.

•	Dispositions in 2018 resulted in a decrease of $0.8 million.

General and administrative expenses decreased approximately $0.5 million, or 6.3%, for the three months ended June 30, 2019 compared to the prior year period primarily as a result of the following:

•	Office rent decreased $0.2 million due to the acquisition of the Company's headquarters.

•	Other net decreases, including telecommunication lines, travel and other administrative, of $0.5 million.

•	Compensation expense increased $0.2 million.

Depreciation and amortization expense increased $3.8 million, or 9.5%, for the three months ended June 30, 2019 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 resulted in an increase of $3.7 million.

•	Various building and tenant improvement expenditures resulted in an increase of $2.9 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $1.7 million.

•	Assets that became fully depreciated resulted in a decrease of $1.1 million.

Other income (expense)
In the second quarter of 2019, the Company recognized gains of approximately $4.8 million on the sale of four properties. In the second quarter of 2018, the Company recorded gains of approximately $29.6 million on the sale of 12 properties including a gain recognized on the non-monetary exchange in the second quarter of 2018. In the second quarter of 2019, the Company recorded $5.6 million of impairment charges related to two properties.

In the second quarter of 2019, the Company recorded approximately $0.8 million of debt issuance costs as a result of the term loan modifications. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding the Term Loan modification.

Interest expense increased $0.8 million, or 6.0%, for the three months ended June 30, 2019 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Contractual interest	$13,292	$12,702	$590	4.6%
Net discount/premium accretion	51	3	48	1,600.0%
Deferred financing costs amortization	613	607	6	1.0%
Interest rate swap amortization	42	42	—	—%
Interest cost capitalization	(344)	(285)	(59)	20.7%
Right-of-use assets financing	196	—	196	—%
Total interest expense	$13,850	$13,069	$781	6.0%

Contractual interest expense increased $0.6 million, or 4.6%, primarily due to the following activity:

•	The Unsecured Credit Facility balance and interest rate increases accounted for an increase of approximately $0.7 million.

•	The Term Loan due 2024 balance and interest rate increase accounted for an increase of $0.2 million.

•	Mortgage notes repayments accounted for a decrease of approximately $0.3 million.

Results of Operations
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The Company’s results of operations for the six months ended June 30, 2019 compared to the same period in 2018 were impacted by acquisitions, developments, dispositions, gains on sale, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $5.2 million, or 2.3%, to approximately $229.0 million for the six months ended June 30, 2019 compared to $223.8 million in the prior year period. This increase is comprised of the following:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Property operating	$201,799	$191,712	$10,087	5.3%
Single-tenant net lease	22,184	25,286	$(3,102)	(12.3)%
Straight-line rent	1,063	2,797	$(1,734)	(62.0)%
Rental income	225,046	219,795	5,251	2.4%
Other operating	3,928	3,963	(35)	(0.9)%
Total Revenues	$228,974	$223,758	$5,216	2.3%

Property operating revenue increased $10.1 million, or 5.3%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 contributed $7.2 million.

•	Leasing activity, including contractual rent increases, contributed $5.2 million.

•	Dispositions in 2017 and 2018 resulted in a decrease of $2.3 million.

Single-tenant net lease revenue decreased $3.1 million, or 12.3%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2018 resulted in a decrease of $3.7 million.

•	Leasing activity, including contractual rent increases, contributed $0.6 million.

Straight-line rent revenue decreased $1.7 million, or 62.0%, from the prior year period primarily as a result of leasing activity and contractual rent increases.

Expenses
Property operating expenses increased $3.5 million, or 4.1%, for the six months ended June 30, 2019 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 resulted in an increase of $3.3 million.

•	Portfolio property tax increased $1.3 million.

•	Maintenance and repair expense increased $0.7 million.

•	Janitorial expense increased $0.2 million.

•	Utilities expense decreased $0.6 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $1.4 million.

General and administrative expenses decreased approximately $1.1 million, or 6.4%, for the six months ended June 30, 2019 compared to the prior year period primarily as a result of the following:

•	Performance-based compensation expense resulted in a decrease of $0.2 million.

•	Office rent decreased $0.5 million as a result of the acquisition of the Company's headquarters.

•	Other net decreases, including telecommunication lines, travel and other administrative, of $0.8 million.

•	Compensation expense increased $0.4 million.

Depreciation and amortization expense increased $6.9 million, or 8.6%, for the six months ended June 30, 2019 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 resulted in an increase of $5.7 million.

•	Various building and tenant improvement expenditures resulted in an increase of $5.8 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $2.2 million.

•	Assets that became fully depreciated resulted in a decrease of $2.4 million.

Other income (expense)
For the six months ended June 30, 2019, the Company recorded gains of approximately $4.9 million on the sale of four properties. For the six months ended June 30, 2018, the Company recorded gains of approximately $29.6 million on the sale of 12 properties including a gain recognized on the non-monetary exchange in the second quarter of 2018. In the second quarter of 2019, the Company recorded $5.6 million of impairment charges related to two properties.

In the second quarter of 2019, the Company recorded approximately $0.8 million of debt issuance costs as a result of the Term Loan modifications. See Note 4 to the Company's Condensed Consolidated Financial Statements for additional information regarding the Term Loan modification. In the first quarter of 2018, the Company recorded $0.5 million of other income related to the termination fee of a purchase and sale agreement.

Interest expense increased $1.7 million, or 6.6%, for the six months ended June 30, 2019 compared to the prior year period. The components of interest expense are as follows:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Contractual interest	$26,485	$24,909	1,576	6.3%
Net discount/premium accretion	102	2	100	5,000.0%
Deferred financing costs amortization	1,222	1,213	9	0.7%
Interest rate swap amortization	84	84	—	—%
Interest cost capitalization	(651)	(471)	(180)	38.2%
Right-of-use assets financing	196	—	196	—%
Total interest expense	$27,438	$25,737	$1,701	6.6%

Contractual interest expense increased $1.6 million, or 6.3%, primarily due to the following activity:

•	The Unsecured Credit Facility balance and interest rate increases accounted for an increase of approximately $1.7 million.

•	The Term Loan due 2024 balance and interest rate increases accounted for an increase of $0.4 million.

•	Mortgage notes repayments accounted for a decrease of approximately $0.5 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2019, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 6. Exhibits

Exhibit	Description

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended (1)

Exhibit 4.1	Specimen Stock Certificate (2)

Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Branch Banking and Trust Company, as trustee (as successor to the trustee named therein) (3)

Exhibit 4.3	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(4)

Exhibit 4.4	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.3 thereto) (4)

Exhibit 4.5	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)(5)

Exhibit 4.6	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.5 thereto) (5)

Exhibit 4.7	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Branch Banking and Trust Company, as Trustee. (8)

Exhibit 4.8	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.7 hereto). (6)

Exhibit 10.1	Credit Agreement, dated as of May 31, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (7)

Exhibit 10.2	Term Loan, dated as of May 31, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. (7)

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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)
_______________

(1)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 13, 2019 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) filed April 2, 1993 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed May 17, 2001 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed March 26, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed April 24, 2015 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2017 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company's Current Report on Form 8-K filed May 31, 2019 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	July 30, 2019