Form 10-Q
period 2019-09-30
HEALTHCARE REALTY TRUST INC
filed 2019-11-04
CIK 899749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
Yes  ☐    No  ☒

As of October 31, 2019, the Registrant had 133,736,079 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Real estate properties:
Land	$267,803	$230,206
Buildings, improvements and lease intangibles	3,915,308	3,675,415
Personal property	10,899	10,696
Construction in progress	44,041	33,107
Land held for development	24,647	24,647
	4,262,698	3,974,071
Less accumulated depreciation and amortization	(1,106,387)	(1,015,174)
Total real estate properties, net	3,156,311	2,958,897
Cash and cash equivalents	11,809	8,381
Assets held for sale, net	5,289	9,272
Operating lease right-of-use assets	126,711	—
Financing lease right-of-use assets	9,063	—
Other assets, net	181,975	214,697
Total assets	$3,491,158	$3,191,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and bonds payable	$1,443,919	$1,345,984
Accounts payable and accrued liabilities	75,094	80,411
Liabilities of properties held for sale	300	587
Operating lease liabilities	91,356	—
Financing lease liabilities	14,305	—
Other liabilities	61,023	47,623
Total liabilities	1,685,997	1,474,605
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 131,368 and 125,279 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,314	1,253
Additional paid-in capital	3,379,572	3,180,284
Accumulated other comprehensive loss	(8,470)	(902)
Cumulative net income attributable to common stockholders	1,100,094	1,088,119
Cumulative dividends	(2,667,349)	(2,552,112)
Total stockholders' equity	1,805,161	1,716,642
Total liabilities and stockholders' equity	$3,491,158	$3,191,247

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2019 and 2018
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Rental income	$117,740	$111,452	$342,787	$331,247
Other operating	2,059	2,010	5,987	5,973
	119,799	113,462	348,774	337,220
EXPENSES
Property operating	46,777	44,135	133,790	127,691
General and administrative	10,802	8,504	27,157	25,977
Acquisition and pursuit costs	501	141	1,227	538
Depreciation and amortization	45,137	42,061	131,725	121,764
Bad debts, net of recoveries	—	(62)	—	42
	103,217	94,779	293,899	276,012
OTHER INCOME (EXPENSE)
Gain on sales of real estate assets	200	1,288	5,065	30,879
Interest expense	(14,181)	(13,464)	(41,619)	(39,202)
Impairment of real estate assets	—	—	(5,610)	—
Interest and other income (expense), net	—	41	(736)	571
	(13,981)	(12,135)	(42,900)	(7,752)
NET INCOME	$2,601	$6,548	$11,975	$53,456
Basic earnings per common share	$0.02	$0.05	$0.08	$0.42
Diluted earnings per common share	$0.02	$0.05	$0.08	$0.42
Weighted average common shares outstanding - basic	128,090	123,300	126,571	123,281
Weighted average common shares outstanding - diluted	128,169	123,352	126,657	123,336
Dividends declared, per common share, during the period	$0.30	$0.30	$0.90	$0.90
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$2,601	$6,548	$11,975	$53,456
Other comprehensive income (loss):
Interest rate swaps:
Reclassification adjustments for losses included in net income (interest expense)	60	95	74	369
(Losses) gains arising during the period on interest rate swaps	(2,341)	374	(7,642)	1,403
Total other comprehensive income (loss)	(2,281)	469	(7,568)	1,772
COMPREHENSIVE INCOME	$320	$7,017	$4,407	$55,228

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2019
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at June 30, 2019	$1,292	$3,305,344	$(6,189)	$1,097,493	$(2,628,497)	$1,769,443
Issuance of common stock, net of issuance costs	22	71,792	—	—	—	71,814
Common stock redemptions	—	(2,695)	—	—	—	(2,695)
Share-based compensation	—	5,131	—	—	—	5,131
Net income	—	—	—	2,601	—	2,601
Reclassification adjustments for losses included in net income (interest expense)	—	—	60	—	—	60
Losses arising during the period on interest rate swaps	—	—	(2,341)	—	—	(2,341)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(38,852)	(38,852)
Balance at September 30, 2019	$1,314	$3,379,572	$(8,470)	$1,100,094	$(2,667,349)	$1,805,161

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2018	$1,253	$3,180,284	$(902)	$1,088,119	$(2,552,112)	$1,716,642
Issuance of common stock, net of issuance costs	61	192,414	—	—	—	192,475
Common stock redemptions	(1)	(3,266)	—	—	—	(3,267)
Share-based compensation	1	10,140	—	—	—	10,141
Net income	—	—	—	11,975	—	11,975
Reclassification adjustments for losses included in net income (interest expense)	—	—	74	—	—	74
Losses arising during the period on interest rate swaps	—	—	(7,642)	—	—	(7,642)
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(115,237)	(115,237)
Balance at September 30, 2019	$1,314	$3,379,572	$(8,470)	$1,100,094	$(2,667,349)	$1,805,161

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2018
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at June 30, 2018	$1,252	$3,178,514	$4	$1,065,256	$(2,476,971)	$1,768,055
Issuance of common stock, net of issuance costs	—	113	—	—	—	113
Common stock redemptions	—	(39)	—	—	—	(39)
Share-based compensation	—	2,675	—	—	—	2,675
Net income	—	—	—	6,548	—	6,548
Reclassification adjustments for losses included in net income (interest expense)	—	—	95	—	—	95
Gains arising during the period on interest rate swaps	—	—	374	—	—	374
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(37,569)	(37,569)
Balance at September 30, 2018	$1,252	$3,181,263	$473	$1,071,804	$(2,514,540)	$1,740,252

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2017	$1,251	$3,173,429	$(1,299)	$1,018,348	$(2,401,846)	$1,789,883
Issuance of common stock, net of issuance costs	—	464	—	—	—	464
Common stock redemptions	—	(719)	—	—	—	(719)
Share-based compensation	1	8,089	—	—	—	8,090
Net income	—	—	—	53,456	—	53,456
Reclassification adjustments for losses included in net income (interest expense)	—	—	369	—	—	369
Gains arising during the period on interest rate swaps	—	—	1,403	—	—	1,403
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(112,694)	(112,694)
Balance at September 30, 2018	$1,252	$3,181,263	$473	$1,071,804	$(2,514,540)	$1,740,252

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$11,975	$53,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,725	121,764
Other amortization	2,279	2,113
Share-based compensation	10,141	8,090
Amortization of straight-line rent receivable (lessor)	(1,833)	(3,599)
Amortization of straight-line rent on operating leases (lessee)	1,159	1,147
Gain on sales of real estate assets	(5,065)	(30,879)
Impairment of real estate assets	5,610	—
Loss (income) from unconsolidated joint ventures	16	(15)
Distributions from unconsolidated joint ventures	277	182
Provision for bad debts, net	—	42
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(6,740)	(6,891)
Accounts payable and accrued liabilities	3,220	5,908
Other liabilities	5,709	(638)
Net cash provided by operating activities	158,473	150,680
INVESTING ACTIVITIES
Acquisitions of real estate	(271,575)	(67,445)
Development of real estate	(19,152)	(21,059)
Additional long-lived assets	(45,902)	(59,802)
Proceeds from sales of real estate assets	14,151	64,271
Proceeds from notes receivable repayments	—	8
Net cash used in investing activities	(322,478)	(84,027)
FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	60,000	56,000
Borrowings on term loan	50,000	—
Repayments of notes and bonds payable	(12,663)	(3,808)
Dividends paid	(115,237)	(112,694)
Net proceeds from issuance of common stock	192,514	459
Common stock redemptions	(2,343)	(2,673)
Debt issuance and assumption costs	(4,589)	(125)
Payments made on finance leases	(249)	—
Net cash provided by (used in) financing activities	167,433	(62,841)
Increase in cash and cash equivalents	3,428	3,812
Cash and cash equivalents at beginning of period	8,381	6,215
Cash and cash equivalents at end of period	$11,809	$10,027

Supplemental Cash Flow Information:
Interest paid	$37,946	$30,463
Invoices accrued for construction, tenant improvements and other capitalized costs	$10,702	$5,680
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$—	$7,995
Capitalized interest	$999	$684

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated

Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of September 30, 2019, the Company had gross investments of approximately $4.2 billion in 204 real estate properties located in 26 states totaling approximately 15.4 million square feet. The Company provided leasing and property management services to approximately 11.2 million square feet nationwide.

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

Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, rental lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Revenue	2019	2018	2019	2018
Parking income	$1,935	$1,752	$5,538	$5,197
Rental lease guaranty	—	168	128	488
Management fee income	69	68	201	205
Miscellaneous	55	22	120	83
	$2,059	$2,010	$5,987	$5,973

The Company’s three major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time, and the Company recognizes revenue monthly based on this principle.

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
For lessees, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The Company's ground leases executed or assumed prior to the adoption of Topic 842 continue to be accounted for as operating leases and will not result in a materially different ground lease expense. However, each ground lease executed by the Company after the adoption of Topic 842 will be evaluated to determine if it is an operating or finance lease. If the lease is to be accounted for as a finance lease, ground lease expense would be accounted for using the effective interest method instead of the straight-line method over the term of the lease, which would result in higher ground lease expense in the earlier years of a ground lease when compared to the straight-line method. Leases in which the Company is the lessee are primarily ground leases, but also includes management office leases in third party buildings and certain copier and postage machine leases. The terms of the ground leases generally range from 40 to 99 years with a weighted average lease term remaining of 52.5 years, excluding renewal options. The Company's discount rates, which approximates the Company's incremental borrowing rate, ranged from 3.4% for leases expiring in 2019 to 6.2% for leases expiring in 2115. The Company utilized a third party to assist in determining the discount rates for its ground leases. The discount rates consider the general economic environment and factor in various financing and asset specific adjustments so that the discount rate is appropriate for the intended use of the underlying lease. As of January 1, 2019, the Company recognized the present value of its lease payments and a corresponding lease liability of $91.7 million. In addition, the Company reclassified $45.0 million of prepaid ground leases and below-market lease intangibles from the Other assets line item, $1.9 million of above-market lease intangibles from the Other liabilities line and $8.4 million of straight-line rent from the Accounts payable and accrued liabilities line item to the Operating lease right-of-use assets line item on the Condensed Consolidated Balance Sheets.
For lessors, the new standard requires a lessor to classify leases as either sales-type, direct-financing or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Lessor accounting remains largely unchanged with some exceptions including the concept of separating lease and nonlease components. Nonlease components, such as common area maintenance, are generally accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. The combined component is accounted for under Topic 842. Lease related receivables, which include accounts receivable and accrued straight-line rent receivables, are reduced for revenue reserves and are recognized as a reduction to rental income. The adoption of Topic 842, where the Company is the lessor, did not have a material impact on the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019.
The new standard was effective for the Company on January 1, 2019. Topic 842 provides two transition alternatives. The Company elected to choose the prospective optional transition method available to apply the guidance in Accounting Standards Codification Topic 840 in the comparative periods presented in the year Topic 842 was adopted. Topic 842 includes extensive quantitative and qualitative disclosures as compared to Topic 840, Leases, for both lessees and lessors. See Note 3 to the Company's Condensed Consolidated Financial Statements for additional disclosures.

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

Note 2. Real Estate Investments
2019 Acquisitions
The following table details the Company's acquisitions for the nine months ended September 30, 2019:

(Dollars in millions)	Type (1)	Date Acquired	Purchase Price	Cash Consideration(2)	Real Estate	Other (3)	Square Footage (Unaudited)
Washington, D.C. (4)	MOB	3/28/19	$46.0	$45.9	$50.2	$(4.3)	158,338
Indianapolis, IN (5)	MOB	3/28/19	47.0	44.8	43.7	1.1	143,499
Atlanta, GA	MOB	4/2/19	28.0	28.0	28.0	—	47,963
Dallas, TX	MOB	6/10/19	17.0	16.7	17.0	(0.3)	89,990
Seattle, WA	MOB	6/11/19	7.7	7.8	7.8	—	29,870
Seattle, WA	MOB	6/14/19	19.0	19.1	19.5	(0.4)	47,255
Seattle, WA	MOB	6/28/19	30.5	30.4	30.6	(0.2)	78,288
Houston, TX	MOB	8/1/19	13.5	13.5	13.5	—	29,903
Oklahoma City, OK	MOB	9/26/19	4.1	4.1	4.1	—	28,542
Los Angeles, CA (6)	MOB	9/30/19	61.1	60.9	61.8	(0.9)	115,634
			$273.9	$271.2	$276.2	$(5.0)	769,282
______

(1)	MOB = medical office building.

(2)	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

(3)	Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

(4)
Includes two properties. The Company assumed two ground leases in connection with this acquisition that are classified as financing leases. The present value of future lease payments totaling $14.3 million was recorded on the Company's Condensed Consolidated Balance Sheets under the caption Finance lease liabilities. In addition, the right-of-use assets were partially offset by $5.2 million of above-market lease intangibles included in Other.

(5)
The Company assumed a prepaid ground lease totaling $0.8 million and recorded a below-market lease intangible totaling $0.9 million in connection with this acquisition that is classified as an operating lease that is included in Other.

(6)	Includes two properties.

Subsequent Acquisitions
On October 31, 2019, the Company acquired a 57,730 square foot medical office building in Raleigh, North Carolina for a purchase price of $21.6 million.

On October 31, 2019, the Company acquired a 48,192 square foot medical office building in Dallas, Texas for a purchase price of $20.1 million.

2019 Real Estate Asset Dispositions
The following table details the Company's dispositions for the nine months ended September 30, 2019:

(Dollars in millions)	Type (1)	Date Disposed	Sales Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables) (2)	Gain/ (Impairment)	Square Footage (Unaudited)
Tucson, AZ (3)	MOB	4/9/19	$13.0	$(0.9)	$12.1	$6.9	$0.4	$4.8	67,345
Virginia Beach, VA (4)	MOB	8/1/19	1.3	(0.1)	1.2	1.2	—	—	10,000
San Antonio, TX	MOB	8/28/19	0.9	(0.1)	0.8	0.6	—	0.2	10,138
Total dispositions			$15.2	$(1.1)	$14.1	$8.7	$0.4	$5.0	87,483
______

(1)	MOB = medical office building.

(2)	Includes straight-line rent receivables, leasing commissions and lease inducements.

(3)	Includes four properties sold to a single purchaser.

(4)	The Company reclassified this property to held for sale during the second quarter of 2019 and recorded an impairment charge of $0.4 million based on the sales price less estimated costs to sell.

Subsequent Disposition
On October 25, 2019, the Company disposed of a 90,123 square foot inpatient rehabilitation facility located in Erie, Pennsylvania following the ground lessor's exercise of a purchase option. The purchase price, determined by an appraisal process, was $14.0 million and the Company's net investment in the building as of September 30, 2019 was approximately $1.3 million.

Assets Held for Sale
As of September 30, 2019 and December 31, 2018, the Company had two properties and one property, respectively, classified as held for sale. The following is a description of the two properties held for sale as of September 30, 2019:

•
In March 2019, the Company reclassified an inpatient rehabilitation facility to held for sale upon notification that the ground lessor exercised a purchase option. The purchase price, determined by an appraisal process, was $14.0 million and the current net investment is approximately $1.3 million. This property was sold on October 25, 2019.

•
In May 2019, the Company accepted an offer from a third party to purchase a former long-term acute care facility located in Pittsburgh, Pennsylvania and recorded an impairment charge totaling $5.2 million based on the sales price less estimated costs to sell. This property was reclassified to held for sale in 2017.

The table below reflects the assets and liabilities of the properties classified as held for sale as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Balance Sheet data:
Land	$1,125	$1,125
Buildings, improvements and lease intangibles	34,426	18,231
	35,551	19,356
Accumulated depreciation	(30,706)	(10,657)
Real estate assets held for sale, net	4,845	8,699
Other assets, net	444	573
Assets held for sale, net	$5,289	$9,272

Accounts payable and accrued liabilities	$93	$450
Other liabilities	207	137
Liabilities of properties held for sale	$300	$587

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

The Company's leases typically have escalators that are either based on a stated percentage or an index such as CPI (consumer price index). In addition, most of the Company's leases include nonlease components such as reimbursement of operating expenses as additional rent or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. As of September 30, 2019, the Company had one ground lease that is associated with a property under construction where rent has not yet commenced. Lease income for the Company's operating leases recognized for the three and nine months ended September 30, 2019 was $117.7 million and $342.8 million, respectively.

Future lease payments under the non-cancelable operating leases, excluding any reimbursements, as of September 30, 2019 were as follows (in thousands):

2019	$91,501
2020	340,549
2021	292,541
2022	252,315
2023	210,559
2024 and thereafter	572,767
$1,760,232

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
$1,683,035

Lessee Accounting Under ASC 842
As of September 30, 2019, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of September 30, 2019, the Company had 108 properties, excluding one property classified as held for sale, totaling 9.0 million square feet that were held under ground leases. Some of the ground leases renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2117. Any rental increases related to the Company’s ground leases are generally either stated or based on the Consumer Price Index. The Company had 46 prepaid ground leases as of September 30, 2019. The amortization of the prepaid rent, included in the operating lease right-of-use asset represented approximately $0.2 million and $0.1 million of the Company’s rental expense for the three months ended September 30, 2019 and 2018, respectively and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s future lease payments (primarily for its 62 non-prepaid ground leases) as of September 30, 2019 were as follows (in thousands):

	Operating	Financing
2019	$999	$107
2020	4,816	611
2021	4,846	619
2022	4,877	628
2023	4,915	637
2024 and thereafter	312,712	74,767
Total undiscounted lease payments	333,165	77,369
Discount	(241,809)	(63,064)
Lease liabilities	$91,356	$14,305

The following table provides details of the Company's total lease expense for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost
Operating lease expense	$1,169	$3,448
Variable lease expense	845	2,380
Finance lease cost
Amortization of right-of-use assets	51	101
Interest on lease liabilities	196	392
Total lease expense	$2,261	$6,321

Other information
Operating cash flows outflows related to operating leases	$1,313	$5,461
Financing cash flows outflows related to financing leases	$107	$249
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$14,294

Weighted-average remaining lease term (excluding renewal options) - operating leases	49.7
Weighted-average remaining lease term (excluding renewal options) -finance leases	70.1
Weighted-average discount rate - operating leases	5.7%
Weighted-average discount rate - finance leases	5.5%

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

The Company’s future minimum lease payments (primarily for its 60 non-prepaid ground leases) as of December 31, 2018 were as follows (in thousands):

2019	$5,288
2020	5,260
2021	5,238
2022	5,207
2023	5,224
2024 and thereafter	323,533
$349,750

Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	Maturity Dates	Balance as of		Effective Interest Rate as of
(Dollars in thousands)		September 30, 2019	December 31, 2018	September 30, 2019
$700 million Unsecured Credit Facility	5/23	$322,000	$262,000	2.92%
$200 million Unsecured Term Loan Facility, net of issuance costs (1)	5/24	198,957	149,183	3.29%
$150 million Unsecured Term Loan due 2026 (2)	6/26	—	—	N/A
Senior Notes due 2023, net of discount and issuance costs	4/23	248,434	248,117	3.95%
Senior Notes due 2025, net of discount and issuance costs (3)	5/25	248,460	248,278	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	295,536	295,198	3.84%
Mortgage notes payable, net of discounts and issuance costs and including premiums	7/20-5/40	130,532	143,208	4.81%
		$1,443,919	$1,345,984

______

(1)	The effective interest rate includes the impact of interest rate swaps on $175.0 million at a weighted average rate of 2.29% (plus the applicable margin rate, currently 100 basis points).

(2)
As of September 30, 2019, there were no outstanding loans under the $150.0 million unsecured term loan due June 2026. This term loan has a delayed draw feature that allows the Company until February 2020 to draw against the commitments.

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

On May 31, 2019, the Company amended and restated its $700.0 million unsecured credit facility due 2020 (the "Unsecured Credit Facility") to extend the maturity date from July 2020 to May 2023. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin, which depends on the Company's credit ratings, ranging from 0.775% to 1.45% (currently 0.90%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.125% to 0.30% (currently 0.20%). In connection with the amendment, the Company paid up front fees to the lenders and other costs of approximately $3.5 million, which were capitalized and are being amortized over the term of the Unsecured Credit Facility.

Also, on May 31, 2019, the Company amended and restated its term loan agreement (the "Term Loan") with a syndicate of lenders. The amended agreement extended the maturity date of the Company's unsecured term loan due 2022 to May 2024 (the "Term Loan due 2024") and increased the loan amount from $150.0 million to $200.0 million. In addition, the amended agreement added a $150.0 million seven-year term loan facility (the "Term Loan due 2026"). The Term Loan due 2024 bears interest at LIBOR plus an applicable margin ranging from 0.85% to 1.65% (1.00% at September 30, 2019) based upon the Company's unsecured debt ratings. The Term Loan due 2026 has a delayed draw feature that allows the Company up to nine months to draw against the commitments. As of September 30, 2019, no loans were outstanding under the Term Loan due 2026. Loans outstanding under the Term Loan due 2026 will bear interest at a rate equal to LIBOR plus a margin ranging from 1.45% to 2.40% (1.60% at September 30, 2019). Committed amounts that remain undrawn are subject to a ticking fee ranging from 0.125% to 0.30% per annum (0.20% at September 30, 2019). In connection with the amendment, the Company paid up front fees to the lenders of approximately $1.8 million, of which $1.0 million were capitalized and are being amortized over the respective term of the term loans and $0.8 million were expensed during the second quarter of 2019.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

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

As of September 30, 2019, the Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Derivative Instrument	Number of Instruments	Notional Amount (in millions)
Interest rate swaps	8	$175.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of September 30, 2019.

	Balance at September 30, 2019
(Dollars in thousands)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$7,533
Total derivatives designated as hedging instruments		$7,533

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and nine months ended September 30, 2019 and 2018 related to the Company's outstanding interest rate swaps.

	Gain (Loss) Recognized in AOCI on Derivative			Loss Reclassified from AOCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(Dollars in thousands)	2019	2018		2019	2018
Interest rate swaps	$(2,341)	$374	Interest expense	$18	$53
Settled interest rate swaps	—	—	Interest expense	42	42
	$(2,341)	$374	Total interest expense	$60	$95

	Gain (Loss) Recognized in AOCI on Derivative			(Gain) Loss Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2019	2018		2019	2018
Interest rate swaps	$(7,642)	$1,403	Interest expense	$(52)	$243
Settled interest rate swaps	—	—	Interest expense	126	126
	$(7,642)	$1,403	Total interest expense	$74	$369

Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

The Company estimates that $1.3 million will be reclassified from AOCI to interest expense over the next 12 months.

Note 6. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Redevelopment Activity
The Company redeveloped a medical office building in Charlotte, North Carolina, which includes a 40,278 square foot vertical expansion. As of September 30, 2019, the Company had funded approximately $9.8 million towards the redevelopment of this property. The Company expects to fund approximately $2.2 million for additional tenant improvements associated with this project. The first tenant took occupancy during the second quarter of 2019.

Development Activity
The Company began the development of a 151,000 square foot medical office building in Seattle, Washington during 2017. As of September 30, 2019, the Company had funded approximately $44.3 million towards the development. The Company expects to fund an additional amount of approximately $19.8 million to complete this project. The Company expects the first tenant to take occupancy in the first quarter of 2020.
Note 7. Stockholders' Equity

Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30, 2019	December 31, 2018
Balance, beginning of period	125,279,455	125,131,593
Issuance of common stock	6,099,012	26,203
Nonvested share-based awards, net of withheld shares (1)	(10,269)	121,659
Balance, end of period	131,368,198	125,279,455

______

(1)
The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in $2.9 million of expenses associated with the acceleration of his outstanding nonvested share-based awards. In connection with the vesting, 80,490 shares were withheld to pay employee federal income taxes.

Equity Offering
On March 19, 2019, the Company issued 3,737,500 shares of common stock, par value $0.01 per share, at $31.40 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $115.8 million.

At-The-Market Equity Offering Program
The Company sold 4,694,624 shares under the Company's at-the-market equity offering program from January 1, 2019 through October 31, 2019. The sales generated $153.7 million in net proceeds at prices to the public ranging from $32.01 to $33.77 per share (weighted average of $33.31 per share). The sales occurred during the following time periods:

•
During the first quarter of 2019, the Company sold 135,265 shares generating $4.3 million in net proceeds at prices to the public ranging from $32.01 to $32.86 per share (weighted average of $32.36 per share).

•	No shares were sold in the second quarter of 2019.

•
During the third quarter of 2019, the Company sold 2,191,522 shares generating $71.6 million in net proceeds at prices to the public ranging from $32.62 to $33.77 per share (weighted average of $33.15 per share).

•	During October 2019, the Company sold 2,367,837 shares generating $78.2 million in net proceeds at prices to the public ranging from $33.17 to $33.74 per share (weighted average of $33.52 per share).

The Company had 1,174,073 authorized shares remaining available to be sold under the current sales agreements as of October 31, 2019.

Common Stock Dividends
During the nine months ended September 30, 2019, the Company declared and paid common stock dividends totaling $0.90 per share. On October 29, 2019, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on November 29, 2019 to stockholders of record on November 14, 2019.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's nonvested share-based awards are considered participating securities pursuant to the two-class method. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	129,865,985	125,233,462	128,348,638	125,206,342
Nonvested shares	(1,775,911)	(1,933,653)	(1,777,743)	(1,925,589)
Weighted average Common Shares outstanding—Basic	128,090,074	123,299,809	126,570,895	123,280,753
Weighted average Common Shares outstanding—Basic	128,090,074	123,299,809	126,570,895	123,280,753
Dilutive effect of employee stock purchase plan	78,610	52,147	85,690	54,763
Weighted average Common Shares outstanding—Diluted	128,168,684	123,351,956	126,656,585	123,335,516
Net Income	$2,601	$6,548	$11,975	$53,456
Dividends paid on nonvested share-based awards	(534)	(580)	(1,603)	(1,740)
Net income applicable to common stockholders	$2,067	$5,968	$10,372	$51,716
Basic earnings per common share - Net income	$0.02	$0.05	$0.08	$0.42
Diluted earnings per common share - Net income	$0.02	$0.05	$0.08	$0.42

Incentive Plans
A summary of the activity under the Company's share-based incentive plans for the three and nine months ended September 30, 2019 and 2018 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based awards, beginning of period	1,778,134	1,938,100	1,769,863	1,907,645
Granted	—	—	89,767	107,751
Vested (1)	(204,548)	(5,051)	(286,044)	(82,347)
Share-based awards, end of period	1,573,586	1,933,049	1,573,586	1,933,049

______

(1)	The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in the accelerated vesting of 204,548 outstanding nonvested share-based awards.

During the nine months ended September 30, 2019 and 2018, the Company withheld 100,036 and 22,555 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

In addition to the share-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and nine months ended September 30, 2019 and 2018 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Outstanding and exercisable, beginning of period	363,218	350,535	328,533	318,100
Granted	—	—	235,572	203,836
Exercised	(9,927)	(2,531)	(28,943)	(13,236)
Forfeited	(11,762)	(9,583)	(51,559)	(34,489)
Expired	—	—	(142,074)	(135,790)
Outstanding and exercisable, end of period	341,529	338,421	341,529	338,421

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

The table below details the fair values and carrying values for notes and bonds payable at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and bonds payable (1)	$1,443.9	$1,468.5	$1,346.0	$1,326.5

______

(1)	Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

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

The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash on hand, cash flows from operations, and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.9 billion at September 30, 2019, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2019 were approximately $322.5 million. Below is a summary of significant investing activities.
2019 Acquisitions
The following table details the Company's acquisitions for the nine months ended September 30, 2019:

(Dollars in millions)	Health System Affiliation	Date Acquired	Purchase Price	Square Footage	Cap Rate	Miles to Campus
Washington, D.C. (1)	Inova Health	3/28/19	$46.0	158,338	5.2%	0.00
Indianapolis, IN	Indiana University Health	3/28/19	47.0	143,499	5.1%	0.00
Atlanta, GA	Piedmont Healthcare	4/2/19	28.0	47,963	5.7%	0.14
Dallas, TX	Baylor Scott & White Health	6/10/19	17.0	89,990	6.2%	0.01
Seattle, WA	MultiCare Health System	6/11/19	7.7	29,870	6.9%	0.20
Seattle, WA	UW Medicine	6/14/19	19.0	47,255	5.8%	0.27
Seattle, WA	UW Medicine	6/28/19	30.5	78,288	5.7%	0.35
Houston, TX	Houston Methodist	8/1/19	13.5	29,903	5.7%	0.00
Oklahoma City, OK	Integris Health	9/26/19	4.1	28,542	6.3%	0.02
Los Angeles, CA (1)	Huntington Hospital	9/30/19	61.1	115,634	5.2%	0.05
			$273.9	769,282	5.5%
______

(1)	Includes two properties.

Subsequent Acquisitions
On October 31, 2019, the Company acquired a 57,730 square foot medical office building in Raleigh, North Carolina for a purchase price of $21.6 million.

On October 31, 2019, the Company acquired a 48,192 square foot medical office building in Dallas, Texas for a purchase price of $20.1 million.

Capital Funding
During the nine months ended September 30, 2019, the Company funded the following:

•	$21.6 million toward development and redevelopment of properties;

•	$10.9 million toward first generation tenant improvements and planned capital expenditures for acquisitions;

•	$16.6 million toward second generation tenant improvements; and

•	$12.0 million toward capital expenditures.

2019 Dispositions
The Company disposed of six properties during the nine months ended September 30, 2019 for a total sales price of $15.2 million, including cash proceeds of $14.1 million and $1.1 million of closing costs and related adjustments. The following table details these dispositions for the nine months ended September 30, 2019:

(Dollars in millions)	Date Disposed	Sales Price	Square Footage	3Q 2019 NOI	Disposition Cap Rate	Property Type (1)
Tucson, AZ (2)	4/9/2019	$13.0	67,345	NA	6.2%	MOB
Virginia Beach, VA	8/1/2019	1.3	10,000	$0.0	12.2%	MOB
San Antonio, TX	8/28/2019	0.9	10,138	0.0	3.0%	MOB
Total dispositions		$15.2	87,483	$0.0	6.5%
______

(1)	MOB = Medical office building

(2)	Includes three off-campus medical office buildings and one on-campus medical office building sold to a single purchaser.

Subsequent Disposition
On October 25, 2019, the Company disposed of a 90,123 square foot inpatient rehabilitation facility located in Erie, Pennsylvania following the ground lessor's exercise of a purchase option. The purchase price, determined by an appraisal process, was $14.0 million and the Company's net investment in the building as of September 30, 2019 was approximately $1.3 million.

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2019 were approximately $167.4 million. Inflows from equity related to the Company's common stock issuances and net borrowings totaled $302.5 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $135.1 million primarily associated with dividends paid to common stockholders. See Notes 4 and 7 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Common Stock Issuances
The Company sold 4,694,624 shares under the Company's at-the-market equity offering program from January 1, 2019 through October 31, 2019. The sales generated $153.7 million in net proceeds at prices to the public ranging from $32.01 to $33.77 per share (weighted average of $33.31 per share). The sales occurred during the following time periods:

•
During the first quarter of 2019, the Company sold 135,265 shares generating $4.3 million in net proceeds at prices to the public ranging from $32.01 to $32.86 per share (weighted average of $32.36 per share).

•	No shares were sold in the second quarter.

•
During the third quarter of 2019, the Company sold 2,191,522 shares generating $71.6 million in net proceeds at prices to the public ranging from $32.62 to $33.77 per share (weighted average of $33.15 per share).

•	During October 2019, the Company sold 2,367,837 shares generating $78.2 million in net proceeds at prices to the public ranging from $33.17 to $33.74 per share (weighted average of $33.52 per share).

The Company had 1,174,073 authorized shares remaining available to be sold under the current sales agreements as of October 31, 2019.

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

On May 31, 2019, the Company amended and restated its Unsecured Credit Facility to extend the maturity date from July 2020 to May 2023. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin, which depends on the Company's credit ratings ranging from 0.775% to 1.45% (currently 0.90%). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.125% to 0.30% (currently 0.20%). In connection with the amendment, the Company paid up front fees to the lenders and other costs of approximately $3.5 million, which were capitalized and will be amortized over the term of the Unsecured Credit Facility.

Also, on May 31, 2019, the Company amended and restated its Term Loan with a syndicate of lenders. The amended agreement extended the maturity date of the Company's unsecured term loan due 2022 to May 2024 and increased the loan amount from $150.0 million to $200.0 million. In addition, the amended agreement added a $150.0 million seven-year term loan facility due June 2026. The Term Loan due 2024 bears interest at LIBOR plus an applicable margin ranging from 0.85% to 1.65% (1.00% at September 30, 2019) based upon the Company's unsecured debt ratings. The Term Loan due 2026 has a delayed draw feature that allows the Company up to nine months to draw against the commitments. As of September 30, 2019, no loans were outstanding under the Term Loan due 2026. Loans outstanding under the Term Loan due 2026 will bear interest at a rate equal to LIBOR plus a margin ranging from 1.45% to 2.40% (1.60% at September 30, 2019). Committed amounts that remain undrawn are subject to a ticking fee ranging from 0.125% to 0.30% per annum (0.20% at September 30, 2019). In connection with the amendment, the Company paid up front fees to the lenders of approximately $1.8 million, of which $1.0 million were capitalized and will be amortized over the respective term of the Term Loans and $0.8 million were expensed during the second quarter of 2019.

The Company has outstanding interest rate swaps totaling $175.0 million to hedge one-month LIBOR. The following details the amount and rate of each swap (dollars in thousands):

Effective Date	Amount	Weighted Average Rate	Expiration Date
December 18, 2017	$25,000	2.18%	December 16, 2022
February 1, 2018	50,000	2.46%	December 16, 2022
May 1, 2019	50,000	2.33%	May 1, 2026
June 3, 2019	50,000	2.13%	May 1, 2026
	$175,000	2.29%

Operating Activities
Cash flows provided by operating activities increased from $150.7 million for the nine months ended September 30, 2018 to $158.5 million for the nine months ended September 30, 2019. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
The Company may, from time to time, sell properties and redeploy cash from property sales into new investments. To the extent revenues related to the properties being sold exceed income from these new investments, the Company's results of operations and cash flows could be adversely affected.

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

Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 204 leases totaling 0.7 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2019. Approximately 95% of the leases expiring in 2019 are in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first nine months of the year has been within this range.

Included in the 2019 lease expirations is a lease for a 111,000 square foot fitness center with Baylor Scott & White that has been extended for an additional 90 days to December 31, 2019. This fitness center is located in a 217,000 square foot on-campus medical office building. The Company is currently in lease negotiations with a fitness center operator for approximately half of the space and is exploring options to convert any remaining space to clinical use.

The Company had two single-tenant net leased, on-campus inpatient rehabilitation facilities with lease terms that expired in the third quarter of 2019.  The tenant exercised a five-year renewal for one of these facilities at a lease rate 7.6% greater than the previous lease rate. The other facility was sold to the ground lessor on October 25, 2019, as a result of its exercise of a purchase option, at a price of $14.0 million. Rent from this property represented 0.8% of total cash net operating income ("NOI") for the trailing twelve months ended September 30, 2019.
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

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2019, leases for 88% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 32% having modified gross lease structures and 56% having net lease structures.

Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	Number of Properties		Gross Real Estate Investment as of September 30, 2019
Year Exercisable	MOB	Inpatient	Fair Market Value Method (1)	Non Fair Market Value Method (2)	Total
Current (3)	3	1	$95,921	$—	$95,921
2020	—	—	—	—	—
2021	1	—	—	14,984	14,984
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	5	1	47,986	221,929	269,915
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	1	—	43,904	—	43,904
2029 and thereafter	5	—	125,963	—	125,963
Total	15	2	$313,774	$236,913	$550,687
_____

(1)	The purchase option price includes a fair market value component that is determined by an appraisal process.

(2)
Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 17% greater than the Company's current gross investment.

(3)	These purchase options have been exercisable for an average of 11.1 years.
Non-GAAP Financial Measures and Key Performance Indicators
Management considers certain non-GAAP financial measures and key performance indicators to be useful supplemental measures of the Company's operating performance. A non-GAAP financial measure is generally defined as one that purports to measure financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable measure determined in accordance with GAAP. Set forth below are descriptions of the non-GAAP financial measures management considers relevant to the Company's business and useful to investors, as well as reconciliations of these measures to the most directly comparable GAAP financial measures.
The non-GAAP financial measures and key performance indicators presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income, as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Condensed Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
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

Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO, Normalized FFO and FAD for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2019	2018	2019	2018
Net Income	$2,601	$6,548	$11,975	$53,456
Gain on sales of real estate assets	(200)	(1,288)	(5,065)	(30,879)
Impairment of real estate assets	—	—	5,610	—
Real estate depreciation and amortization	45,926	42,723	133,993	123,475
Total adjustments	45,726	41,435	134,538	92,596
FFO Attributable to Common Stockholders	$48,327	$47,983	$146,513	$146,052
Acquisition and pursuit costs (1)	501	141	1,227	538
Lease intangible amortization (2)	5	—	143	—
Accelerated stock awards (3)	2,854	70	2,854	70
Forfeited earnest money received	—	—	—	(466)
Debt financing costs	—	—	760	—
Normalized FFO Attributable to Common Stockholders	$51,687	$48,194	$151,497	$146,194
Non-real estate depreciation and amortization	838	845	2,430	2,494
Non-cash interest expense amortization (4)	727	661	2,136	1,959
Provision for bad debt, net	(32)	(62)	43	42
Straight-line rent, net	(379)	(413)	(650)	(2,426)
Stock-based compensation	2,375	2,605	7,386	8,020
Normalized FFO adjusted for non-cash items	$55,216	$51,830	$162,842	$156,283
2nd generation TI	(6,114)	(6,950)	(16,564)	(20,572)
Leasing commissions paid	(3,017)	(1,139)	(7,101)	(4,937)
Capital additions	(3,543)	(6,229)	(11,998)	(17,530)
FAD	$42,542	$37,512	$127,179	$113,244
FFO per Common Share—Diluted	$0.37	$0.39	$1.15	$1.18
Normalized FFO per Common Share—Diluted	$0.40	$0.39	$1.19	$1.18
FFO weighted average common shares outstanding - Diluted (5)	129,015	124,192	127,424	124,051
_____

(1)	Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.

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

(3)
The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in a $2.9 million charge for the acceleration of his outstanding nonvested share-based awards and associated taxes. The third quarter of 2018 includes a revaluation adjustment recorded in connection with an officer retirement.

(4)	Includes the amortization of deferred financing costs, discounts and premiums.

(5)
The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 846,327 and 839,883 and 767,479 and 715,491, respectively, for the three and nine months ended September 30, 2019 and 2018.

Cash NOI and Same Store Cash NOI
Cash NOI and Same Store Cash NOI are key performance indicators. Management considers these to be supplemental measures that allow investors, analysts and Company management to measure unlevered property-level operating results. The Company defines Cash NOI as rental income and property lease guaranty income less property operating expenses. Cash NOI excludes non-cash items such as above and below market lease intangibles, straight-line rent, lease inducements, tenant improvement amortization and leasing commission amortization. The Company also excludes cash lease termination fees. Cash NOI is historical and not necessarily indicative of future results.

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
Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Newly developed properties will be included in the same store pool eight full quarters after substantial completion. Any additional square footage created by redevelopment projects at a same store property is included in the same store pool immediately upon completion. Any property included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive net operating income and has remained at that level for eight full quarters. The following table reflects the Company's same store cash NOI for the three months ended September 30, 2019 and 2018.

			Same Store Cash NOI for the
			Three Months Ended September 30,
(Dollars in thousands)	Number of Properties	Gross Investment at September 30, 2019	2019	2018
Multi-tenant Properties	149	$3,004,110	$54,128	$52,898
Single-tenant Net Lease Properties	14	461,845	10,471	10,327
Total	163	$3,465,955	$64,599	$63,225

The following tables reconcile net income to same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended September 30, 2019 and 2018:
Reconciliation of Same Store Cash NOI:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018
Net income	$2,601	$6,548
Other income (expense)	13,981	12,135
General and administrative expense	10,802	8,504
Depreciation and amortization expense	45,137	42,061
Other expenses (1)	2,462	1,855
Straight-line rent revenue	(770)	(802)
Other revenue (2)	(1,608)	(1,173)
Cash NOI	72,605	69,128
Cash NOI not included in same store	(8,006)	(5,903)
Same store cash NOI	64,599	63,225
Reposition NOI	222	361
Same store and reposition cash NOI	$64,821	$63,586
_____

(1)	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.

(2)	Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.
Reconciliation of Same Store Properties:

	As of September 30, 2019
	Property Count	Gross Investment	Square Feet	Occupancy
Same store properties	163	$3,465,955	12,928,142	88.8%
Acquisitions	30	637,827	1,935,189	90.1%
Reposition	11	84,728	567,252	36.0%
Total owned real estate properties	204	$4,188,510	15,430,583	87.0%

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The Company’s results of operations for the three months ended September 30, 2019 compared to the same period in 2018 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.

Revenues
Total revenues increased $6.3 million, or 5.6%, to approximately $119.8 million for the three months ended September 30, 2019 compared to $113.5 million in the prior year period. This increase is comprised of the following:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Property operating	$105,805	$99,367	$6,438	6.5%
Single-tenant net lease	11,165	11,283	(118)	(1.0)%
Straight-line rent	770	802	(32)	(4.0)%
Rental income	117,740	111,452	6,288	5.6%
Other operating	2,059	2,010	49	2.4%
Total Revenues	$119,799	$113,462	$6,337	5.6%

Property operating revenue increased $6.4 million, or 6.5%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 contributed $5.2 million.

•	Leasing activity, including contractual rent increases, contributed $2.5 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $1.3 million.

Single-tenant net lease revenue decreased $0.1 million, or 1.0%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2018 resulted in a decrease of $0.3 million.

•	Leasing activity, including contractual rent increases, contributed $0.2 million.

Straight-line rent revenue was consistent with the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 contributed $0.3 million.

•	Leasing activity and contractual rent increases resulted in a decrease of $0.3 million.

Expenses
Property operating expenses increased $2.6 million, or 6.0%, for the three months ended September 30, 2019 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 resulted in an increase of $2.3 million.

•	Maintenance and repair expense resulted in an increase of $0.4 million.

•	Portfolio property tax increased $0.4 million.

•	Portfolio insurance expense increased $0.2 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $0.7 million.

General and administrative expenses increased approximately $2.3 million, or 27.0%, for the three months ended September 30, 2019 compared to the prior year period primarily as a result of the following:

•
The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in a $2.9 million charge for the acceleration of his outstanding nonvested share-based awards and associated taxes.

•	Office rent decreased $0.3 million due to the acquisition of the Company's headquarters.

•	Compensation expense decreased $0.3 million.

Depreciation and amortization expense increased $3.1 million, or 7.3%, for the three months ended September 30, 2019 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 resulted in an increase of $3.4 million.

•	Various building and tenant improvement expenditures resulted in an increase of $2.6 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $1.5 million.

•	Assets that became fully depreciated resulted in a decrease of $1.4 million.

Other income (expense)
In the third quarter of 2019, the Company recognized gains of approximately $0.2 million on the sale of two properties.

In the third quarter of 2018, the Company recorded gains of approximately $1.3 million on the sale of one property.

Interest expense increased $0.7 million, or 5.3%, for the three months ended September 30, 2019 compared to the prior year period. The components of interest expense are as follows:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Contractual interest	$13,605	$13,016	$589	4.5%
Net discount/premium accretion	72	8	64	800.0%
Deferred financing costs amortization	613	611	2	0.3%
Interest rate swap amortization	42	42	—	—%
Interest cost capitalization	(347)	(213)	(134)	62.9%
Right-of-use assets financing amortization	196	—	196	—%
Total interest expense	$14,181	$13,464	$717	5.3%

Contractual interest expense increased $0.6 million, or 4.5%, primarily due to the following activity:

•	The Unsecured Credit Facility balance increase accounted for an increase of approximately $0.5 million.

•	The Term Loan due 2024 balance and interest rate increase accounted for an increase of $0.5 million.

•	Mortgage notes repayments accounted for a decrease of approximately $0.4 million.

Results of Operations
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The Company’s results of operations for the nine months ended September 30, 2019 compared to the same period in 2018 were impacted by acquisitions, developments, dispositions, gains on sale, impairments recorded and capital markets transactions.

Revenues
Total revenues increased $11.6 million, or 3.4%, to approximately $348.8 million for the nine months ended September 30, 2019 compared to $337.2 million in the prior year period. This increase is comprised of the following:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Property operating	$307,606	$291,079	$16,527	5.7%
Single-tenant net lease	33,348	36,569	(3,221)	(8.8)%
Straight-line rent	1,833	3,599	(1,766)	(49.1)%
Rental income	342,787	331,247	11,540	3.5%
Other operating	5,987	5,973	14	0.2%
Total Revenues	$348,774	$337,220	$11,554	3.4%

Property operating revenue increased $16.5 million, or 5.7%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 contributed $12.3 million.

•	Leasing activity, including contractual rent increases, contributed $7.8 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $3.6 million.

Single-tenant net lease revenue decreased $3.2 million, or 8.8%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2018 resulted in a decrease of $4.0 million.

•	Leasing activity, including contractual rent increases, contributed $0.8 million.

Straight-line rent revenue decreased $1.8 million, or 49.1%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 contributed $0.6 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $0.1 million.

•	Leasing activity and contractual rent increases resulted in a decrease of $2.3 million.

Expenses
Property operating expenses increased $6.1 million, or 4.8%, for the nine months ended September 30, 2019 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 resulted in an increase of $5.7 million.

•	Portfolio property tax increased $1.6 million.

•	Maintenance and repair expense increased $1.0 million.

•	Administration and legal expense increase $0.8 million.

•	Utilities expense decreased $0.9 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $2.1 million.

General and administrative expenses increased approximately $1.2 million, or 4.5%, for the nine months ended September 30, 2019 compared to the prior year period primarily as a result of the following:

•
The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in a $2.9 million charge for the acceleration of his outstanding nonvested share-based awards and associated taxes.

•	Compensation expense increased $0.2 million.

•	Performance-based compensation expense resulted in a decrease of $0.9 million.

•	Office rent decreased $0.7 million as a result of the acquisition of the Company's headquarters.

•	Other net decreases, including telecommunication lines, travel and other administrative, of $0.3 million.

Depreciation and amortization expense increased $10.0 million, or 8.2%, for the nine months ended September 30, 2019 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2018 and 2019 resulted in an increase of $9.1 million.

•	Various building and tenant improvement expenditures resulted in an increase of $8.2 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $3.5 million.

•	Assets that became fully depreciated resulted in a decrease of $3.8 million.

Other income (expense)
For the nine months ended September 30, 2019, the Company recorded gains of approximately $5.1 million on the sale of six properties. For the nine months ended September 30, 2018, the Company recorded gains of approximately $30.9 million on the sale of 13 properties including a gain recognized on the non-monetary exchange in the second quarter of 2018.

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

Interest expense increased $2.4 million, or 6.2%, for the nine months ended September 30, 2019 compared to the prior year period. The components of interest expense are as follows:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Contractual interest	$40,091	$37,927	2,164	5.7%
Net discount/premium accretion	175	10	165	1,650.0%
Deferred financing costs amortization	1,834	1,823	11	0.6%
Interest rate swap amortization	126	126	—	—%
Interest cost capitalization	(999)	(684)	(315)	46.1%
Right-of-use assets financing amortization	392	—	392	—%
Total interest expense	$41,619	$39,202	$2,417	6.2%

Contractual interest expense increased $2.2 million, or 5.7%, primarily due to the following activity:

•	The Unsecured Credit Facility balance and interest rate increases accounted for an increase of approximately $2.2 million.

•	The Term Loan due 2024 balance and interest rate increases accounted for an increase of $0.9 million.

•	Mortgage notes repayments accounted for a decrease of approximately $0.9 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2019, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	80,490	33.50	—	—
Total	80,490

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

HEALTHCARE REALTY TRUST INCORPORATED

		By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas Executive Vice President and Chief Financial Officer

Date:	November 4, 2019